Form 10-Q
period 1995-03-31
GENZYME CORP
filed 1995-05-12
CIK 732485

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1995
                                                 ---------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                 ----------   ---------

                 Commission file number               0-14680
                                         -------------------------------

                              GENZYME CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Massachusetts                                                 06-1047163
- ------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


One Kendall Square, Cambridge, Massachusetts                    02139
- ------------------------------------------------------------------------------
(Address of principal executive offices)                   (zip code)


                                 (617) 252-7500
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X      No
                                                        -----       -----

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995:



               Class                            Outstanding at April 30, 1995:
               -----                            ------------------------------
General Division Common Stock,
 $0.01 par value ("General Division Stock")                26,610,738

Tissue Repair Division Common Stock,
 $0.01 par value ("TR Stock")                               8,758,271




Total number of pages in document - 26
Exhibit index located on page - 24

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 1995

                               TABLE OF CONTENTS

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.        FINANCIAL INFORMATION

ITEM 1.        Unaudited Condensed Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations for
           the Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .    3

           Condensed Consolidated Balance Sheets as of March 31,
           1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . .    6

           Notes to Unaudited Condensed Consolidated Financial Statements   . . . . . . . . . . . . . .    7

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

  GENZYME GENERAL DIVISION

           Condensed Combined Statements of Operations for
           the Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .   10

           Condensed Combined Balance Sheets as of March 31,
           1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

           Condensed Combined Statements of Cash Flows for the
           Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . .   13

           Notes to Unaudited Condensed Combined Financial Statements   . . . . . . . . . . . . . . . .   14

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

  GENZYME TISSUE REPAIR DIVISION

           Condensed Combined Statements of Operations for
           the Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .   17

           Condensed Combined Balance Sheets as of March 31,
           1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

           Condensed Combined Statements of Cash Flows for the
           Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . .   19

           Notes to Unaudited Condensed Combined Financial Statements   . . . . . . . . . . . . . . . .   20

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .   22

PART II.         OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                               THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------------------------
                                                                        1995                1994
                                                                        ----                ----
Revenues:
  Net product sales . . . . . . . . . . . . . . . . . . . . . .      $69,301             $53,475
  Net service sales . . . . . . . . . . . . . . . . . . . . . .       12,464              13,928
  Revenues from research and development contracts:
    Related parties . . . . . . . . . . . . . . . . . . . . . .        6,326               5,578
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           98                 301
                                                                     -------             -------
                                                                      88,189              73,282
Operating costs and expenses:
  Cost of products sold . . . . . . . . . . . . . . . . . . . .       26,131              18,645
  Cost of services sold . . . . . . . . . . . . . . . . . . . .        7,951               8,709
  Selling, general and administrative . . . . . . . . . . . . .       25,991              22,456
  Research and development (including research
   and development related to contracts)  . . . . . . . . . . .       16,463              12,928
                                                                     -------             -------
                                                                      76,536              62,738
                                                                     -------             -------

Operating income  . . . . . . . . . . . . . . . . . . . . . . .       11,653              10,544

Other income and (expenses):
  Minority interest in net loss of subsidiaries . . . . . . . .          365                 313
  Equity in net loss of unconsolidated subsidiary . . . . . . .         (949)                  -
  Investment income . . . . . . . . . . . . . . . . . . . . . .        1,765               3,738
  Interest expense  . . . . . . . . . . . . . . . . . . . . . .          (47)               (436)
                                                                      ------              ------
                                                                       1,134               3,615
                                                                     -------             -------

Income before income taxes  . . . . . . . . . . . . . . . . . .       12,787              14,159
Provision for income taxes  . . . . . . . . . . . . . . . . . .       (4,731)             (5,097)
                                                                     -------             -------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,056             $ 9,062
                                                                     =======             =======



  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             THREE MONTHS ENDED MARCH 31,
- ------------------------------------------------------------------------------------------------
                                                                        1995                1994
                                                                        ----                ----
APPLICABLE TO GENZYME GENERAL DIVISION:

 Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $10,371             $ 9,592
 Allocated tax benefit generated by Genzyme
  Tissue Repair Division  . . . . . . . . . . . . . . . . . . .        1,627                 285
                                                                     -------             -------
   Net income attributable to General
    Division Stock  . . . . . . . . . . . . . . . . . . . . . .      $11,998             $ 9,877
                                                                     =======             =======

 Per common and common equivalent share:
   Net income (1) . . . . . . . . . . . . . . . . . . . . . . .        $0.43               $0.38
                                                                       =====               =====

   Average shares outstanding . . . . . . . . . . . . . . . . .       27,945              26,045
                                                                      ======              ======

 Per common share assuming full dilution:
   Net income (1) . . . . . . . . . . . . . . . . . . . . . . .        $0.40               $0.35
                                                                       =====               =====

   Average fully diluted shares outstanding . . . . . . . . . .       29,970              27,936
                                                                      ======              ======


APPLICABLE TO GENZYME TISSUE REPAIR DIVISION:

 Net loss attributable to TR Stock  . . . . . . . . . . . . . .      $(3,942)            $  (815)
                                                                     =======             =======

 Per common share:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .       $(0.45)             $(0.25)
                                                                      ======              ======

   Average shares outstanding . . . . . . . . . . . . . . . . .        8,751               3,281
                                                                       =====               =====


(1)  General Division 1994 net income per share is pro forma.



  The accompanying notes are an integral part of these unaudited, condensed, consolidated, financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                                MARCH 31,            DECEMBER 31,
- -------------------------------------------------------------------------------------------------------
                                                                          1995                    1994
                                                                          ----                    ----
                                  ASSETS
Current Assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .     $ 23,306              $ 63,542
 Short-term investments . . . . . . . . . . . . . . . . . . . . . .       12,528                13,073
 Accounts receivable, less allowance
  for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .       74,662                78,127
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,516                36,840
 Prepaid expenses and other current assets  . . . . . . . . . . . .       11,745                11,074
 Deferred tax assets - current  . . . . . . . . . . . . . . . . . .        4,072                 4,072
                                                                        --------              --------
   Total current assets . . . . . . . . . . . . . . . . . . . . . .      167,829               206,728

Property, plant and equipment, net  . . . . . . . . . . . . . . . .      308,639               296,802

Other Assets:
 Long-term investments  . . . . . . . . . . . . . . . . . . . . . .       76,431                76,845
 Note receivable - related party  . . . . . . . . . . . . . . . . .        5,212                 3,572
 Intangibles, net of accumulated amortization . . . . . . . . . . .       28,629                29,303
 Deferred tax assets - noncurrent . . . . . . . . . . . . . . . . .       28,473                28,473
 Other noncurrent assets  . . . . . . . . . . . . . . . . . . . . .       22,595                16,685
                                                                        --------              --------
                                                                         161,340               154,878
                                                                        --------              --------
                                                                        $637,808              $658,408
                                                                        ========              ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,719              $ 21,387
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       38,764                30,986
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .        4,867                 6,523
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .        1,842                 2,604
 Current portion of long-term debt and
  capital lease obligations . . . . . . . . . . . . . . . . . . . .        2,778                41,357
                                                                        --------              --------
   Total current liabilities  . . . . . . . . . . . . . . . . . . .       60,970               102,857

Noncurrent Liabilities:
 Long-term debt and capital lease obligations . . . . . . . . . . .      126,721               126,729
 Other noncurrent liabilities . . . . . . . . . . . . . . . . . . .        8,750                 7,548
                                                                        --------              --------
                                                                         135,471               134,277

Minority interest in subsidiaries . . . . . . . . . . . . . . . . .        1,981                 2,310

Stockholders' Equity:
 General Division Stock, $.01 par value . . . . . . . . . . . . . .          266                   264
 TR Stock, $.01 par value . . . . . . . . . . . . . . . . . . . . .           87                    87
 Treasury Stock - at cost . . . . . . . . . . . . . . . . . . . . .         (772)                 (755)
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . .      473,960               470,826
 Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . .      (30,752)              (38,808)
 Other equity adjustments . . . . . . . . . . . . . . . . . . . . .       (3,403)              (12,650)
                                                                        --------              --------
                                                                         439,386               418,964
                                                                        --------              --------
                                                                        $637,808              $658,408
                                                                        ========              ========


  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                               THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------------------------
                                                                       1995                 1994
                                                                       ----                 ----
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    $  8,056            $   9,062
  Reconciliation of net income to net
   cash from operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .       5,470                3,707
    Provision for bad debts . . . . . . . . . . . . . . . . . .       1,044                1,083
    (Gain)/loss on sale of investments  . . . . . . . . . . . .          85               (1,609)
    Loss on disposal of fixed assets  . . . . . . . . . . . . .           8                   61
    Accrued interest/amortization on bonds  . . . . . . . . . .         270               (3,100)
    Minority interest in net loss of subsidiaries . . . . . . .        (365)                (313)
    Equity in net loss of unconsolidated subsidiary . . . . . .         949                    -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         575                   14
    Increase (decrease) in cash from working capital:
      Accounts receivable . . . . . . . . . . . . . . . . . . .       4,429               (6,463)
      Inventories . . . . . . . . . . . . . . . . . . . . . . .      (3,384)              (5,945)
      Prepaid expenses and other current assets . . . . . . . .        (463)                (325)
      Accounts payable, accrued expenses
       and deferred revenue . . . . . . . . . . . . . . . . . .      (4,240)               4,358
                                                                   --------            ---------
      Net cash from operating activities  . . . . . . . . . . .      12,434                  530

INVESTING ACTIVITIES:
  Investment in unconsolidated affiliate  . . . . . . . . . . .      (4,000)                   -
  Loans to related parties  . . . . . . . . . . . . . . . . . .      (1,640)                   -
  Purchases of investments  . . . . . . . . . . . . . . . . . .     (11,014)            (182,376)
  Sales and maturities of investments . . . . . . . . . . . . .      14,547              208,083
  Property, plant and equipment . . . . . . . . . . . . . . . .     (13,224)             (20,954)
  Other noncurrent assets . . . . . . . . . . . . . . . . . . .        (372)                (238)
                                                                   --------            ---------
      Net cash from investing activities  . . . . . . . . . . .     (15,703)               4,515

FINANCING ACTIVITIES:
  Issuance of common stock  . . . . . . . . . . . . . . . . . .       3,102                1,092
  Issuance of common stock by subsidiary  . . . . . . . . . . .          73                   93
  Issuance of debt  . . . . . . . . . . . . . . . . . . . . . .         177                  138
  Payments of debt and capital lease obligations  . . . . . . .     (39,204)                (200)
                                                                   --------            ---------
      Net cash from financing activities  . . . . . . . . . . .     (35,852)               1,123

Effect of exchange rate changes on cash . . . . . . . . . . . .      (1,115)                 101
                                                                   --------            ---------
Increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .     (40,236)               6,269
Cash and cash equivalents, beginning of period  . . . . . . . .      63,542               22,975
                                                                   --------            ---------
Cash and cash equivalents, end of period  . . . . . . . . . . .    $ 23,306            $  29,244
                                                                   ========            =========

Supplemental cash flow information:
  Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,248            $     559
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . .       6,258                  617


  The accompanying notes are an integral part of these unaudited, condensed, consolidated, financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation:

             These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

             The financial statements for the three months ended March 31, 1995 and 1994 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

             The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.    Investments:

             As of March 31, 1995, the Company classified all investments, consisting primarily of debt securities, as available for sale. As a result, gross unrealized holding losses totaling $3,236,000 were charged to Stockholders' equity.

             As of March 31, 1995, the market values of the Company's equity investments in Argus Pharmaceuticals, Inc. and Univax Biologics, Inc., included in Other noncurrent assets in the combined balance sheets, exceeded their respective carrying values at December 31, 1994 by approximately $2,623,000 which was credited to Stockholders' Equity.

4.    Inventories:

                                                     March 31, 1995              December 31, 1994
                                                     --------------              -----------------

             Raw Materials  . . . . . . . . . .       $ 9,723,000                   $14,572,000
             Work-in-process  . . . . . . . . .        16,137,000                     9,247,000
             Finished products  . . . . . . . .        15,657,000                    13,021,000
                                                      -----------                   -----------
                                                      $41,517,000                   $36,840,000
                                                      ===========                   ===========

5.    Provision for Income Taxes:

             The tax provision for the quarter ended March 31, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 37% for the three months ended March 31, 1995 as compared to 36% for the corresponding period in 1994. The increase was due primarily to the repeal of the Orphan Drug Credit effective December 31, 1994.

(TM) = TRADEMARK

                      GENZYME CORPORATION AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

Revenue

      Total revenues for the three months ended March 31, 1995 were $88.2 million, an increase of 20% over the corresponding period in 1994. Product and service revenues were $81.7 million, an increase of 21% over the same period in 1994. Product revenues increased 30% to $69.3 million reflecting sales increases of 31%, 15% and 33%, respectively, in the Therapeutic, Diagnostic Products and Pharmaceutical/Fine Chemical ("PFC") businesses. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme(TM) enzyme, the recombinant form of Ceredase(R) enzyme. The increase in Diagnostic Product sales resulted from sales increases across all product lines including a doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for the first quarter of 1995 declined 11% to $12.5 million from $13.9 million for the same period in 1994. The drop in service revenue resulted primarily from the divestiture of two small genetic diagnostic laboratories and an unusually large European bone marrow drive that provided revenues in the first quarter of 1994.

      International sales represented approximately 42% of product sales for the first quarter of 1995 compared with approximately 33% for the first quarter of 1994. The increase was due primarily to a 69% increase in the combined international sales of Ceredase(R)/Cerezyme(TM) enzyme as well as favorable exchange rates.

      Revenues from research and development contracts for the three months ended March 31, 1995 were $6.4 million, an increase of 9% from the corresponding period in 1994. Revenues from Neozyme II increased 33% to $5.7 million for the first quarter of 1995 due primarily to increased activity relating to collaborations with third parties that began in 1993 as well as increased efforts internally. In the first quarter of 1994, the Surgical Aids Partnership provided revenues to Genzyme of $0.9 million thereby exhausting the funds it had available for the funding of the HAL(TM) products.

Margins and Operating Expenses

      Total gross margin for the quarter ended March 31, 1995 was 58%, as compared to 59% for the same period in 1994. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter ended March 31, 1995 declined to 62% from 65% for the same period in 1994 due primarily to lower margins on Ceredase(R) enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994 and a price increase in the first quarter of 1994 prior to the cost increase. Service margins for the three months ended March 31, 1995 decreased to 36% from 37%.

      Selling, general and administrative expenses for the three months ended March 31, 1995 were $26 million, an increase of 16% over the same period in 1994. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing expenses associated with various operations acquired or established in 1994. As a percentage of total revenues, selling, general and administrative expenses were 29% compared to 31% for the corresponding period in 1994.

      Research and development expenses for the three months ended March 31, 1995 were $16.5 million, an increase of 27% over the same period in 1994 due to increased efforts on behalf of Neozyme II, increased spending on internal programs and research and development spending of the Tissue Repair Division, which grew through the acquisition of BioSurface Technology, Inc. ("BioSurface") in December 1994.

Other Income and Expenses

      Investment income for the quarter ended March 31, 1995 totaled $1.8 million, compared with $3.7 million for the same period in 1994 which included gains of $1.5 million on the sales of securities. Excluding the effect of the realized gains, investment income decreased 22% due to lower average cash and investment balances.

      Interest expense for the quarter ended March 31, 1995 was $47,000, net of capitalized interest on construction in progress of $2.5 million. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $1.7 million, equal to the amount incurred in the first quarter of 1994. The Company also incurred interest expense of $0.4 million related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

      The tax provision for the quarter ended March 31, 1995 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 37% for the three months ended March 31, 1995 as compared to 36% for the corresponding period in 1994. The increase was due to primarily to the repeal of the Orphan Drug Credit effective December 31, 1994.

FINANCIAL CONDITION

      As of March 31, 1995, Genzyme had cash, cash equivalents and investments in marketable securities totaling $112.3 million, a decrease of $41.2 from December 31, 1994. The Company repaid a $39.0 million term loan in January 1995. In the first quarter of 1995, Genzyme spent $13.2 million on increased manufacturing capacity and invested an additional $4.0 million in an unconsolidated affiliate. These expenditures were financed by operations, $12.4 million, and by the issuance of common stock through exercises of stock options and warrants, $3.1 million.

      As of March 31, 1995, the Company had accounts receivable of $74.7 million, a decrease of $3.4 million from December 31, 1994, due primarily to accelerated collections. Inventories increased $4.7 million, or 13%, to $41.5 million as of March 31, 1995 as compared to December 31, 1994. The increase was due primarily to support of increased business operations and, in part, to exchange rate fluctuations.

      In January 1995, Genzyme renewed its commitment to continue funding, until March 1, 1996, the development of the HAL(TM) products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1994.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                             THREE MONTHS ENDED MARCH 31,
- ------------------------------------------------------------------------------------------------
                                                                      1995                1994
                                                                      ----                ----
Revenues:
  Net product sales . . . . . . . . . . . . . . . . . . . . . .    $68,271             $53,475
  Net service sales . . . . . . . . . . . . . . . . . . . . . .     12,464              13,928
  Revenues from research and development contracts:
    Related parties . . . . . . . . . . . . . . . . . . . . . .      6,326               5,578
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         98                 301
                                                                   -------             -------
                                                                    87,159              73,282
Operating costs and expenses:
  Cost of products sold . . . . . . . . . . . . . . . . . . . .     25,406              18,645
  Cost of services sold . . . . . . . . . . . . . . . . . . . .      7,951               8,709
  Selling, general and administrative . . . . . . . . . . . . .     24,239              22,293
  Research and development (including research
   and development related to contracts)  . . . . . . . . . . .     13,649              12,276
                                                                   -------             -------
                                                                    71,245              61,923
                                                                   -------             -------

Operating income  . . . . . . . . . . . . . . . . . . . . . . .     15,914              11,359

Other income and (expenses):
  Minority interest in net loss of subsidiaries . . . . . . . .        365                 313
  Equity in net loss of unconsolidated subsidiary . . . . . . .       (949)                  -
  Investment income . . . . . . . . . . . . . . . . . . . . . .      1,446               3,738
  Interest expense  . . . . . . . . . . . . . . . . . . . . . .        (47)               (436)
                                                                   -------             -------
                                                                       815               3,615
                                                                   -------             -------

Income (loss) before income taxes . . . . . . . . . . . . . . .     16,729              14,974
Provision for income taxes  . . . . . . . . . . . . . . . . . .     (6,358)             (5,382)
                                                                   -------             -------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .     10,371               9,592

Allocated tax benefit generated by
 Tissue Repair Division . . . . . . . . . . . . . . . . . . . .      1,627                 285
                                                                   -------             -------

Net income attributable to Genzyme
 General Division Stock . . . . . . . . . . . . . . . . . . . .    $11,998             $ 9,877
                                                                   =======             =======



  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           THREE MONTHS ENDED MARCH 31,
- -----------------------------------------------------------------------------------------------
                                                                      1995                1994
                                                                      ----                ----
Net income attributable to Genzyme
 General Division Stock . . . . . . . . . . . . . . . . . . . .     $11,998              $ 9,877
                                                                    =======              =======

Income per General Division Common and
 common equivalent share:
  Net income (1)  . . . . . . . . . . . . . . . . . . . . . . .       $0.43                $0.38
                                                                      =====                =====

  Average shares outstanding  . . . . . . . . . . . . . . . . .      27,945               26,045
                                                                     ======               ======


Income per General Division Common Share
 assuming full dilution:
  Net income (1)  . . . . . . . . . . . . . . . . . . . . . . .       $0.40                $0.35
                                                                      =====                =====

  Average fully diluted shares outstanding  . . . . . . . . . .      29,970               27,936
                                                                     ======               ======


(1) Pro forma for 1994.



  The accompanying notes are an integral part of these unaudited, condensed, combined, financial statements.

GENZYME GENERAL DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                                MARCH 31,            DECEMBER 31,
- -------------------------------------------------------------------------------------------------------
                                                                          1995                    1994
                                                                          ----                    ----
                                     ASSETS
Current Assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .   $ 12,290                $ 46,549
 Short-term investments . . . . . . . . . . . . . . . . . . . . . .      3,547                   7,155
 Accounts receivable, less allowance
  for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .     73,935                  76,641
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .     41,432                  36,764
 Prepaid expenses and other current assets  . . . . . . . . . . . .     11,521                  10,790
 Due from Genzyme Tissue Repair Division  . . . . . . . . . . . . .      2,189                     171
 Deferred tax assets - current  . . . . . . . . . . . . . . . . . .      4,072                   4,072
                                                                      --------                --------
   Total current assets . . . . . . . . . . . . . . . . . . . . . .    148,986                 182,142

Property, plant and equipment, net  . . . . . . . . . . . . . . . .    307,279                 295,346

Other Assets:
 Long-term investments  . . . . . . . . . . . . . . . . . . . . . .     74,449                  74,948
 Note receivable - related party  . . . . . . . . . . . . . . . . .      5,212                   3,572
 Intangibles, net of accumulated amortization . . . . . . . . . . .     28,629                  29,303
 Deferred tax assets - noncurrent . . . . . . . . . . . . . . . . .     28,473                  28,473
 Other noncurrent assets  . . . . . . . . . . . . . . . . . . . . .     22,280                  16,360
                                                                      --------                --------
                                                                       159,043                 152,656
                                                                      --------                --------
                                                                      $615,308                $630,144
                                                                      ========                ========

                           LIABILITIES AND DIVISION EQUITY

Current Liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .   $ 12,402                $ 20,859
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .     37,395                  27,766
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .      4,867                   6,523
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .      1,842                   2,604
 Current portion of long-term debt and
  capital lease obligations . . . . . . . . . . . . . . . . . . . .      2,489                  41,076
                                                                      --------                --------
   Total current liabilities  . . . . . . . . . . . . . . . . . . .     58,995                  98,828

Noncurrent Liabilities:
 Long-term debt and capital lease obligations . . . . . . . . . . .    126,623                 126,555
 Other noncurrent liabilities . . . . . . . . . . . . . . . . . . .      8,029                   6,800
                                                                      --------                --------
                                                                       134,652                 133,355

Minority interest in subsidiaries . . . . . . . . . . . . . . . . .      1,981                   2,310

Division equity . . . . . . . . . . . . . . . . . . . . . . . . . .    419,680                 395,651
                                                                      --------                --------
                                                                      $615,308                $630,144
                                                                      ========                ========


      The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                                 THREE MONTHS ENDED MARCH 31,
- ---------------------------------------------------------------------------------------------------
                                                                       1995                   1994
                                                                       ----                   ----
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $ 11,998             $   9,877
  Reconciliation of net income to net
   cash from operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .          5,320                 3,707
    Provision for bad debts . . . . . . . . . . . . . . . . .          1,044                 1,083
    (Gain)/loss on sale of investments  . . . . . . . . . . .             85                (1,609)
    Loss on disposal of fixed assets  . . . . . . . . . . . .              8                    61
    Accrued interest/amortization on bonds  . . . . . . . . .            428                (3,100)
    Minority interest in net loss of subsidiaries . . . . . .           (365)                 (313)
    Equity in net loss of unconsolidated subsidiary . . . . .            949                     -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .            575                    14
    Increase (decrease) in cash from working capital:
      Accounts receivable . . . . . . . . . . . . . . . . . .          3,670                (6,463)
      Inventories . . . . . . . . . . . . . . . . . . . . . .         (3,375)               (5,945)
      Prepaid expenses and other current assets . . . . . . .           (523)                 (325)
      Accounts payable, accrued expenses
       and deferred revenue . . . . . . . . . . . . . . . . .         (2,178)                4,358
      Due from Genzyme Tissue Repair Division . . . . . . . .         (2,051)                    -
                                                                    --------             ---------
      Net cash from operating activities  . . . . . . . . . .         15,585                 1,345

INVESTING ACTIVITIES:
  Investment in unconsolidated affiliate  . . . . . . . . . .         (4,000)                    -
  Loans to related parties  . . . . . . . . . . . . . . . . .         (1,640)                    -
  Purchases of investments  . . . . . . . . . . . . . . . . .            (57)             (182,376)
  Sales and maturities of investments . . . . . . . . . . . .          6,460               208,083
  Property, plant and equipment . . . . . . . . . . . . . . .        (13,170)              (20,954)
  Other noncurrent assets . . . . . . . . . . . . . . . . . .           (382)                 (238)
                                                                    --------             ---------
      Net cash from investing activities  . . . . . . . . . .        (12,789)                4,515

FINANCING ACTIVITIES:
  Issuance of common stock  . . . . . . . . . . . . . . . . .          2,920                 1,092
  Issuance of common stock by subsidiary  . . . . . . . . . .             73                    93
  Issuance of debt  . . . . . . . . . . . . . . . . . . . . .            177                   138
  Payments of debt and capital lease obligations  . . . . . .        (39,110)                 (200)
  Net cash to Genzyme . . . . . . . . . . . . . . . . . . . .              -                  (815)
                                                                    --------             ---------
      Net cash from financing activities  . . . . . . . . . .        (35,940)                  308

Effect of exchange rate changes on cash . . . . . . . . . . .         (1,115)                  101
                                                                    --------             ---------
Increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . . . . . . .        (34,259)                6,269
Cash and cash equivalents, beginning of period  . . . . . . .         46,549                22,975
                                                                    --------             ---------
Cash and cash equivalents, end of period  . . . . . . . . . .       $ 12,290             $  29,244
                                                                    ========             =========

Supplemental cash flow information:
  Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,248             $     559
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .          6,258                   617


  The accompanying notes are an integral part of these unaudited, condensed, combined, financial statements.

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


1.    Basis of Presentation:

             These unaudited condensed combined financial statements should be read in conjunction with Genzyme Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the financial statements and footnotes for Genzyme General Division included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

             The financial statements for the three months ended March 31, 1995 and 1994 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

             The accounting policies underlying the quarterly financial statements are those set forth in Note A of the General Division's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.    Investments:

             As of March 31, 1995, the Division classified all investments, consisting primarily of debt securities, as available for sale. As a result, gross unrealized holding losses totaling $3,100,000 were charged to Division equity.

             As of March 31, 1995, the market values of the General Division's equity investments in Argus Pharmaceuticals, Inc. and Univax Biologics, Inc., included in Other noncurrent assets in the combined balance sheets, exceeded their respective carrying values at December 31, 1994 by approximately $2,623,000 which was credited to Division Equity.

4.    Inventories:

                                                    March 31, 1995               December 31, 1994
                                                    --------------               -----------------

             Raw Materials  . . . . . . . . . . .    $ 9,657,000                    $14,517,000
             Work-in-process  . . . . . . . . . .     16,118,000                      9,227,000
             Finished products  . . . . . . . . .     15,657,000                     13,020,000
                                                     -----------                    -----------
                                                     $41,432,000                    $36,764,000
                                                     ===========                    ===========

5.    Provision for Income Taxes:

             The tax provision for the quarter ended March 31, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three months ended March 31, 1995 as compared to 36% for the corresponding period in 1994. The increase was due primarily to the repeal of the Orphan Drug Credit effective December 31, 1994.

                            GENZYME GENERAL DIVISION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

      The following discussion is a summary of the key factors management considers necessary in reviewing the General Division's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme.

RESULTS OF OPERATIONS

Revenue

      Total revenues for the three months ended March 31, 1995 were $87.2 million, an increase of 19% over the corresponding period in 1994. Product and service revenues were $80.7 million, an increase of 20% over the same period in 1994. Product revenues increased 28% to $68.3 million reflecting sales increases of 31%, 15% and 33%, respectively, in the Therapeutic, Diagnostic Product and Pharmaceutical/Fine Chemical ("PFC") businesses. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme(TM) enzyme, the recombinant form of Ceredase(R) enzyme. The increase in Diagnostic Product sales resulted from sales increases across all product lines including a doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for the first quarter of 1995 declined 11% to $12.5 million from $13.9 million for the same period in 1994. The drop in service revenue resulted primarily from the divestiture of two small genetic diagnostic laboratories and an unusually large European bone marrow drive that provided revenues in the first quarter of 1994.

      International sales represented approximately 42% of product sales for the first quarter of 1995 compared with approximately 33% for the first quarter of 1994. The increase was due primarily to a 69% increase in the combined international sales of Ceredase(R)/Cerezyme(TM) enzyme as well as favorable exchange rates.

      Revenues from research and development contracts for the three months ended March 31, 1995 were $6.4 million, an increase of 9% from the corresponding period in 1994. Revenues from Neozyme II increased 33% to $5.7 million for the first quarter of 1995 due primarily to increased activity relating to collaborations with third parties that began in 1993 as well as increased efforts internally. In the first quarter of 1994, the Surgical Aids Partnership provided revenues to Genzyme of $0.9 million thereby exhausting the funds it had available for the funding of the HAL(TM) products.

Margins and Operating Expenses

      Total gross margin for the quarters ended March 31, 1995 and 1994 was 59%. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter ended March 31, 1995 declined to 63% from 65% for the same period in 1994 due primarily to lower margins on Ceredase(R) enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994 and a price increase in the first quarter of 1994 prior to the cost increase. Service margins for the three months ended March 31, 1995 decreased to 36% from 37%.

      Selling, general and administrative expenses for the three months ended March 31, 1995 were $24.2 million, an increase of 9% over the same period in 1994. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing expenses associated with various operations acquired or established in 1994. As a percentage of total revenues, selling, general and administrative expenses were 28% compared to 30% for the corresponding period in 1994.

      Research and development expenses for the three months ended March 31, 1995 were $13.6 million, an increase of 11% over the same period in 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

Other Income and Expenses

      Investment income for the quarter ended March 31, 1995 totaled $1.4 million, compared with $3.7 million for the same period in 1994 which included gains of $1.5 million on the sales of securities. Excluding the effect of the realized gains, investment income decreased 39% due to lower average cash and investment balances.

      Interest expense for the quarter ended March 31, 1995 was $47,000, net of capitalized interest on construction in progress of $2.2 million. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $1.7 million, equal to the amount incurred in the first quarter of 1994. The General Division also incurred interest expense of $0.4 million related to a $21.5 million mortgage note issued in the second quarter of 1994 and $0.1 million related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

      The tax provision for the quarter ended March 31, 1995 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three months ended March 31, 1995 as compared to 36% for the corresponding period in 1994. The increase was due primarily to the repeal of the Orphan Drug Credit effective December 31, 1994. The allocated tax benefit of $1.6 million generated by GTR reduced the General Division's tax rate to 37%.

FINANCIAL CONDITION

      As of March 31, 1995, the General Division had cash, cash equivalents and investments in marketable securities totaling $90.3 million, a decrease of $38.4 from December 31, 1994. The General Division repaid a $39.0 million term loan in January 1995. In the first quarter of 1995, the General Division spent $13.2 million on increased manufacturing capacity and invested an additional $4.0 million in an unconsolidated affiliate. These expenditures were financed primarily by operations, $15.6 million, and by the issuance of common stock through exercises of stock options and warrants, $2.9 million.

      As of March 31, 1995, the General Division had accounts receivable of $73.9 million, a decrease of $2.7 million from December 31, 1994, due primarily to accelerated collections. Inventories increased $4.7 million, or 13%, to $41.4 million as of March 31, 1995 as compared to December 31, 1994. The increase was due primarily to support of increased business operations and, in part, to exchange rate fluctuations.

      In January 1995, the General Division renewed its commitment to continue funding, until March 1, 1996, the development of the HAL(TM) products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1994.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                THREE MONTHS ENDED MARCH 31,
- ----------------------------------------------------------------------------------------------------
                                                                         1995                  1994
                                                                         ----                  ----
Revenues:
  Net product sales . . . . . . . . . . . . . . . . . . . . .         $ 1,030               $     -

Operating costs and expenses:
  Cost of products sold . . . . . . . . . . . . . . . . . . .             725                     -
  Selling, general and administrative . . . . . . . . . . . .           1,752                   163
  Research and development  . . . . . . . . . . . . . . . . .           2,814                   652
                                                                      -------               -------
                                                                        5,291                   815
                                                                      -------               -------

Operating loss  . . . . . . . . . . . . . . . . . . . . . . .          (4,261)                 (815)

Investment income . . . . . . . . . . . . . . . . . . . . . .             319                     -
                                                                      -------               -------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .         $(3,942)              $  (815)
                                                                      =======               =======

Per Tissue Repair Division Common share:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .          $(0.45)               $(0.25)
                                                                       ======                ======

  Average shares outstanding  . . . . . . . . . . . . . . . .           8,751                 3,281
                                                                        =====                 =====



  The accompanying notes are an integral part of these unaudited, condensed, combined, financial statements.

GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                               MARCH 31,            DECEMBER 31,
- ------------------------------------------------------------------------------------------------------
                                                                           1995                      1994
                                                                           ----                      ----
                                    ASSETS
Current Assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .        $11,016                   $16,993
 Short-term investments . . . . . . . . . . . . . . . . . . . . .          8,981                     5,918
 Accounts receivable, less allowance
  for doubtful accounts . . . . . . . . . . . . . . . . . . . . .            727                     1,486
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .             84                        76
 Prepaid expenses and other current assets  . . . . . . . . . . .            224                       284
                                                                         -------                   -------
   Total current assets . . . . . . . . . . . . . . . . . . . . .         21,032                    24,757

Property, plant and equipment, net  . . . . . . . . . . . . . . .          1,360                     1,456

Other Assets:
 Long-term investments  . . . . . . . . . . . . . . . . . . . . .          1,982                     1,897
 Other noncurrent assets  . . . . . . . . . . . . . . . . . . . .            315                       325
                                                                         -------                   -------
                                                                           2,297                     2,222
                                                                         -------                   -------
                                                                         $24,689                   $28,435
                                                                         =======                   =======

                       LIABILITIES AND DIVISION EQUITY

Current Liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        $   317                   $   528
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .          1,369                     3,220
 Payable to Genzyme General Division  . . . . . . . . . . . . . .          2,189                       171
 Current portion of capital lease obligations . . . . . . . . . .            289                       281
                                                                         -------                   -------
   Total current liabilities  . . . . . . . . . . . . . . . . . .          4,164                     4,200

Noncurrent Liabilities:
 Capital lease obligations  . . . . . . . . . . . . . . . . . . .             98                       174
 Other noncurrent liabilities . . . . . . . . . . . . . . . . . .            721                       748
                                                                         -------                   -------
                                                                             819                       922

Division equity . . . . . . . . . . . . . . . . . . . . . . . . .         19,706                    23,313
                                                                         -------                   -------
                                                                         $24,689                   $28,435
                                                                         =======                   =======


                The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                                         THREE MONTHS ENDED MARCH 31,
- -----------------------------------------------------------------------------------------------------------
                                                                          1995                       1994
                                                                          ----                       ----
OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (3,942)                    $(815)
  Reconciliation of net loss to net
   cash from operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .            150                         -
    Accrued interest/amortization on bonds  . . . . . . . . . . .           (158)                        -
    Increase (decrease) in cash from working capital:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .            759                         -
      Inventories . . . . . . . . . . . . . . . . . . . . . . . .             (9)                        -
      Prepaid expenses and other current assets . . . . . . . . .             60                         -
      Accounts payable, accrued expenses
       and deferred revenue . . . . . . . . . . . . . . . . . . .         (2,062)                        -
      Due to Genzyme General Division . . . . . . . . . . . . . .          2,051                         -
                                                                        --------                     -----

      Net cash from operating activities  . . . . . . . . . . . .         (3,151)                     (815)

INVESTING ACTIVITIES:
  Purchases of investments  . . . . . . . . . . . . . . . . . . .        (10,957)                        -
  Sales and maturities of investments . . . . . . . . . . . . . .          8,087                         -
  Property, plant and equipment . . . . . . . . . . . . . . . . .            (54)                        -
  Other noncurrent assets . . . . . . . . . . . . . . . . . . . .             10                         -
                                                                        --------                     -----

      Net cash from investing activities  . . . . . . . . . . . .         (2,914)                        -

FINANCING ACTIVITIES:
  Issuance of TR Stock  . . . . . . . . . . . . . . . . . . . . .            182                         -
  Payments of capital lease obligations . . . . . . . . . . . . .            (68)                        -
  Net cash from Genzyme . . . . . . . . . . . . . . . . . . . . .              -                       815
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (26)                        -
                                                                        --------                     -----

      Net cash from financing activities  . . . . . . . . . . . .             88                       815
                                                                        --------                     -----

Increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,977)                        -
Cash and cash equivalents, beginning of period  . . . . . . . . .         16,993                         -
                                                                        --------                     -----
Cash and cash equivalents, end of period  . . . . . . . . . . . .       $ 11,016                     $   -
                                                                        ========                     =====



  The accompanying notes are an integral part of these unaudited, condensed, combined, financial statements.

                         GENZYME TISSUE REPAIR DIVISION
        NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


1.    Basis of Presentation:

             These unaudited condensed combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the financial statements and footnotes for Genzyme Tissue Repair Division ("GTR") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

             The financial statements for the three months ended March 31, 1995 and 1994 are unaudited but include, in GTR's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

             The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.    Investments:

             As of March 31, 1995, GTR classified all investments, consisting primarily of debt securities, as available for sale. As a result, gross unrealized holding losses totaling $136,000 were charged to Division equity.

4.    Inventories:

                                                     March 31, 1995              December 31, 1994
                                                     --------------              -----------------

             Raw Materials  . . . . . . . . . .         $66,000                       $55,000
             Work-in-process  . . . . . . . . .          18,000                        21,000
                                                        -------                       -------
                                                        $84,000                       $76,000
                                                        =======                       =======

                         GENZYME TISSUE REPAIR DIVISION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


      The following discussion is a summary of the key factors management considers necessary in reviewing GTR's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme.

RESULTS OF OPERATIONS

Revenue

      Product revenues for the three months ended March 31, 1995 were $1,030,000. Revenues consisted primarily of sales of Epicel(TM) skin grafts which are dependent upon numerous factors, many of which are not in GTR's control and, as a result, GTR expects sales of Epicel(TM) skin grafts to fluctuate from period to period. Also in the first quarter of 1995, initial sales of Carticel(SM) Service, GTR's cartilage repair service, commenced.

Margins and Operating Expenses

      Gross margins for the quarter ended March 31, 1995 were 30%. GTR incurs direct selling, general and administrative expenses as well as a selling, general and administrative charge, based on actual amounts incurred, from the General Division for selling, general and administrative work performed by the General Division on behalf of GTR. Selling, general and administrative expenses for the three months ended March 31, 1995 were $1,752,000 compared to $163,000 for the corresponding period in 1994. The increase was due to increased support of GTR research and development by the General Division and to the acquisition of BioSurface Technology, Inc., in the fourth quarter of 1994.

      GTR incurs direct research and development expenses as well as a charge for research and development and related overhead from the General Division, based on actual amounts incurred, for research and development work performed by the General Division on behalf of GTR. Research and development expenses for the quarter ended March 31, 1995 were $2,814,000 million including $1,758,000 related to the operations of BioSurface. Excluding the effect of BioSurface, research and development expenses increased 62% due primarily to increased outside clinical trials and manufacturing support related to the Vianain programs.

LIQUIDITY AND FINANCIAL RESOURCES

      As of March 31, 1995, GTR had approximately $22.0 million of cash, cash equivalents and investments in marketable securities, a decrease of $2.8 million from December 31, 1994. The decrease was due to GTR's net loss from operations and working capital requirements. GTR funded working capital requirements through additional amounts payable to the General Division totaling $2.2 million.

                    GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, MARCH 31, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Genzyme, the General Division and the Tissue Repair Division on the pages listed in the Index on Page 2 of this report.


PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          11 Computation of weighted average shares used in computing earnings per share amounts.
                                      Filed herewith.


                          27.1        Financial Data Schedule

                          27.2        Financial Data Schedule


                 (b)      Reports on Form 8-K

                          None.

                     GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 1995




                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                GENZYME CORPORATION


DATE:      May 12, 1995                         By: /s/David J. McLachlan
                                                    ----------------------
                                                    David J. McLachlan
                                                    Duly Authorized Officer and
                                                    Chief Financial Officer

                     GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, MARCH 31, 1995


                                 EXHIBIT INDEX


Exhibit
  No.                               Description                                          Page No.
- -------                             -----------                                          -------


  11                        Computation of weighted average shares used in
                            computing earnings per share amounts.  Filed herewith.           25

  27.1                      Financial Data Schedule. Filed herewith.

  27.2                      Financial Data Schedule. Filed herewith.

