Form 10-Q
period 1995-06-30
GENZYME CORP
filed 1995-08-14
CIK 732485

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1995
                                       --------------------------------

                                      OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  ---------------

          Commission file number                 0-14680
                                 ---------------------------------------

                             GENZYME CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Massachusetts                                    06-1047163
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)


One Kendall Square, Cambridge, Massachusetts                  02139
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)


                                (617) 252-7500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    No
                                                   ------    ------

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995:

               Class                         Outstanding at June 30, 1995:
               -----                         -----------------------------
General Division Common Stock,
 $0.01 par value ("General Division Stock")           26,754,922

Tissue Repair Division Common Stock,
 $0.01 par value ("TR Stock")                          8,818,362


Total number of pages in document - 33
Exhibit index located on page - 30

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1995

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 1995 and 1994............   3

     Condensed Consolidated Balance Sheets as of June 30,
     1995 and December 31, 1994.......................................   5

     Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994..........................   6

     Notes to Unaudited Condensed Consolidated Financial Statements...   7

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations........................................   9

  GENZYME GENERAL DIVISION

     Condensed Combined Statements of Operations for
     the Three and Six Months Ended June 30, 1995 and 1994............  12

     Condensed Combined Balance Sheets as of June 30,
     1995 and December 31, 1994.......................................  14

     Condensed Combined Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994..........................  15

     Notes to Unaudited Condensed Combined Financial Statements.......  16

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations........................................  18

  GENZYME TISSUE REPAIR DIVISION

     Condensed Combined Statements of Operations for
     the Three and Six Months Ended June 30, 1995 and 1994............  21

     Condensed Combined Balance Sheets as of June 30,
     1995 and December 31, 1994.......................................  22

     Condensed Combined Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994..........................  23

     Notes to Unaudited Condensed Combined Financial Statements.......  24

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations........................................  25

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................  27

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..........  27

ITEM 5.  Other Information............................................  28

ITEM 6.  Exhibits and Reports on Form 8-K.............................  29

Signatures............................................................  29

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                       JUNE 30,              JUNE 30,
------------------------------------------------------------------------------------------------
                                                         1995      1994         1995      1994
                                                         ----      ----         ----      ----
Revenues:
 Net product sales...............................      $75,301   $57,510      $144,602  $110,985
 Net service sales...............................       11,801    13,079        24,265    27,007
 Revenues from research and development contracts:
    Related parties..............................        6,497     4,405        12,823     9,983
    Other........................................            6       384           104       685
                                                       -------   -------      --------  --------
                                                        93,605    75,378       181,794   148,660
Operating costs and expenses:
 Cost of products sold...........................       30,843    22,180        56,974    40,825
 Cost of services sold...........................        7,826     8,308        15,777    17,017
 Selling, general and administrative.............       25,902    20,466        51,893    42,922
 Research and development (including research
   and development related to contracts).........       17,263    13,088        33,726    26,016
                                                       -------   -------      --------  --------
                                                        81,834    64,042       158,370   126,780
                                                       -------   -------      --------  --------

Operating income.................................       11,771    11,336        23,424    21,880

Other income and (expenses):
 Minority interest in net loss of subsidiaries...          501       304           866       617
 Equity in net loss of unconsolidated affiliate..         (793)        -        (1,742)        -
 Investment income...............................        1,297     2,038         3,062     5,776
 Interest expense................................         (173)     (407)         (220)     (843)
                                                       -------   -------      --------  --------
                                                           832     1,935         1,966     5,550
                                                       -------   -------      --------  --------

Income before income taxes.......................       12,603    13,271        25,390    27,430
Provision for income taxes.......................       (4,663)   (4,778)       (9,394)   (9,875)
                                                       -------   -------      --------  --------

Net income.......................................      $ 7,940   $ 8,493      $ 15,996  $ 17,555
                                                       =======   =======      ========  ========

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
(IN  THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 JUNE  30,                 JUNE 30,
------------------------------------------------------------------------------------------------
                                                        1995     1994            1995     1994
                                                        ----     ----            ----     ----
APPLICABLE TO GENZYME GENERAL DIVISION:

 Net income.....................................      $10,932   $ 9,110         $21,303  $18,702
 Allocated tax benefit generated by Genzyme
   Tissue Repair Division.......................        2,035       512           3,662      797
                                                      -------   -------         -------  -------
   Net income attributable to General
     Division Stock.............................      $12,967   $ 9,622         $24,965  $19,499
                                                      =======   =======         =======  =======

 Per common and common equivalent share:
  Net income (1)................................        $0.46     $0.37           $0.89    $0.75
                                                      =======   =======         =======  =======

  Average shares outstanding....................       28,318    25,930          28,105   25,988
                                                      =======   =======         =======  =======

 Per common share assuming full dilution:
  Net income  (1)...............................        $0.43     $0.35           $0.83    $0.70
                                                      =======   =======         =======  =======

  Average fully diluted shares outstanding......       30,323    27,821          30,235   27,879
                                                      =======   =======         =======  =======


APPLICABLE TO GENZYME TISSUE REPAIR DIVISION:

 Net loss attributable to TR Stock..............      $(5,027)  $(1,129)        $(8,969) $(1,944)
                                                      =======   =======         =======  =======
 Per common share:
  Net loss......................................       $(0.57)   $(0.34)         $(1.03)  $(0.59)
                                                      =======   =======         =======  =======

  Average shares outstanding....................        8,763     3,292           8,721    3,287
                                                      =======   =======         =======  =======

(1)  General Division 1994 net income per share is pro forma.

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                          JUNE 30,     DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                    1995            1994
                                                                    ----            ----
                               ASSETS
Current Assets:
  Cash and cash equivalents................................     $ 31,548        $ 63,542
  Short-term investments...................................       13,055          13,073
  Accounts receivable, less allowance
    for doubtful accounts..................................       81,238          78,127
  Inventories..............................................       41,986          36,840
  Prepaid expenses and other current assets................       11,935          11,074
  Deferred tax assets - current............................        4,072           4,072
                                                                --------        --------
       Total current assets................................      183,834         206,728

Property, plant and equipment, net.........................      315,662         296,802

Other Assets:
  Long-term investments....................................       58,005          76,845
  Note receivable - related party..........................        1,429           3,572
  Intangibles, net of accumulated amortization.............       27,412          29,303
  Deferred tax assets - noncurrent.........................       28,473          28,473
  Other noncurrent assets..................................       24,065          16,685
                                                                --------        --------
                                                                 139,384         154,878
                                                                --------        --------
                                                                $638,880        $658,408
                                                                ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.........................................     $ 10,583        $ 21,387
  Accrued expenses.........................................       33,468          30,986
  Income taxes payable.....................................        1,359           6,523
  Deferred revenue.........................................        2,601           2,604
  Current portion of long-term debt and
    capital lease obligations..............................          927          41,357
                                                                --------        --------
       Total current liabilities...........................       48,938         102,857

Noncurrent Liabilities:
 Long-term debt and capital lease obligations..............      128,321         126,729
 Other noncurrent liabilities..............................        8,759           7,548
                                                                --------        --------
                                                                 137,080         134,277

Minority interest in subsidiaries..........................        1,554           2,310

Stockholders' Equity:
  General Division Stock, $.01 par value...................          267             264
  TR Stock, $.01 par value.................................           88              87
  Treasury Stock - at cost.................................         (825)           (755)
  Additional paid-in capital...............................      477,899         470,826
  Accumulated deficit......................................      (22,812)        (38,808)
  Other equity adjustments.................................       (3,309)        (12,650)
                                                                --------        --------
                                                                 451,308         418,964
                                                                --------        --------
                                                                $638,880        $658,408
                                                                ========        ========

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                            SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------
                                                            1995       1994
                                                            ----       ----
OPERATING ACTIVITIES:
 Net income.........................................    $ 15,996  $  17,555
 Reconciliation of net income to net
  cash from operating activities:
    Depreciation and amortization...................      11,595      8,240
    Provision for bad debts.........................       3,699      2,483
    (Gain)/loss on sale of investments..............         110     (1,591)
    Loss on disposal of fixed assets................          32          -
    Accrued interest/amortization on bonds..........         514     (2,795)
    Minority interest in net loss of subsidiaries...        (866)      (616)
    Equity in net loss of unconsolidated affiliate..       1,742          -
    Other...........................................       1,173         11
    Decrease in cash from working capital:
      Accounts receivable...........................      (4,363)    (9,550)
      Inventories...................................      (4,183)    (7,524)
      Prepaid expenses and other current assets.....        (710)      (696)
      Accounts payable, accrued expenses
       and deferred revenue.........................     (14,738)    (4,258)
                                                        --------  ---------
      Net cash from operating activities............      10,001      1,259

INVESTING ACTIVITIES:
 Investment  in  unconsolidated affiliate...........      (4,000)         -
 Loans to related parties...........................      (1,857)         -
 Purchases of investments...........................     (22,027)  (219,636)
 Sales and maturities of investments................      45,918    246,723
 Property, plant and equipment......................     (25,675)   (68,940)
 Other noncurrent assets............................        (541)     2,901
                                                        --------  ---------
      Net cash from investing activities............      (8,182)   (38,952)

FINANCING ACTIVITIES:
 Issuance of common stock...........................       6,846      2,581
 Issuance  of  common stock by subsidiary...........         260          -
 Issuance of debt...................................          77     21,614
 Payments of debt and capital lease obligations.....     (39,341)      (360)
                                                        --------  ---------
      Net cash from financing activities............     (32,158)    23,835

Effect of exchange rate changes on cash.............      (1,655)      (700)
                                                        --------  ---------
Decrease in cash and cash equivalents...............     (31,994)   (14,558)
Cash and cash equivalents, beginning of period......      63,542     22,975
                                                        --------  ---------
Cash and cash equivalents, end of period............    $ 31,548  $   8,417
                                                        ========  =========
Supplemental Cash Flow Information:
 Cash paid during the period for:
    Interest........................................    $  5,197  $   4,444
    Income taxes....................................      14,405      7,050

Supplemental Disclosure of Non-Cash Transactions:
  Additional investment in unconsolidated affiliate -- Note 6

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

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

      The financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2. Accounting Policies:
   --------------------

      The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3. Investments:
   ------------

      As of June 30, 1995, the Company's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $5,000 and gross unrealized holding losses totaling approximately $611,000 were recorded in a separate component of Stockholders' equity.

      As of June 30, 1995, the carrying values of the Company's investments in Argus Pharmaceuticals, Inc., Celtrix Pharmaceuticals, Inc. and Univax Biologics, Inc., included in Other noncurrent assets in the unaudited, condensed, consolidated balance sheets, were adjusted to their respective market values. Gross unrealized holding gains of approximately $414,000 and gross unrealized holding losses of approximately $1,714,000 were recorded in a separate component of Stockholders' equity.

4. Inventories:
   ------------
                                 June 30, 1995  December 31, 1994
                                 -------------  -----------------
       Raw Materials............  $10,371,000      $14,572,000
       Work-in-process..........   14,374,000        9,247,000
       Finished products........   17,241,000       13,021,000
                                  -----------      -----------
                                  $41,986,000      $36,840,000
                                  ===========      ===========

5. Provision for Income Taxes:
   ---------------------------

      The tax provision for the quarter ended June 30, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 37% for the three and six months ended June 30, 1995 as compared to 36% for the corresponding periods in 1994. The increase was due primarily to the expiration of the Orphan Drug Credit effective December 31, 1994.

6. Additional Investments in Unconsolidated Affiliate:
   ---------------------------------------------------

      In June 1995, the Company converted approximately $4.0 million of Genzyme Transgenics Corporation ("GTC") debt into equity through the acquisition of 1.3 million shares of GTC common stock. The transaction increased the Company's interest in GTC to 49%.

      On July 3, 1995, GTC acquired Biodevelopment Laboratories, Inc. ("BDL"). As part of the transaction, the Company issued approximately 34,000 shares of General Division Common Stock to former stockholders of BDL in exchange for approximately 475,000 shares of newly issued GTC stock. In total, GTC issued approximately 1,207,000 shares in the transaction, resulting in a decrease in the Company's interest in GTC to 48.2%.

      Also as part of the BDL transaction, the Company guaranteed a $7,500,000 line of credit to GTC from a commercial bank in return for warrants to purchase 145,000 shares of GTC stock.

                      GENZYME CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

Revenue
-------

        Total revenues for the three and six months ended June 30, 1995 were $93.6 million and $181.8 million, respectively, an increase of 24% and 22%, respectively, over the corresponding periods in 1994. Product and service revenues were $87.1 million and $168.9 million, respectively, an increase of 23% and 22% over the same periods in 1994. Product revenues increased 31% to $75.3 million for the second quarter, and 30% to $144.6 million for the six months ended June 30, 1995, reflecting sales increases in the Therapeutic, Diagnostic Product, and Pharmaceutical/Fine Chemical ("PFC") businesses of 26%, 26% and 78%, respectively, for the second quarter and 28%, 20% and 53%, respectively, for the six months ended June 30, 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. The increase in Diagnostic Product sales resulted from sales increases across most product lines including a doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for the second quarter and six months ended June 30, 1995 declined 10% to $11,801 and $24,265, respectively, resulting primarily from the divestiture of two small genetic diagnostic laboratories and a decline in identity testing revenues.

        International sales represented approximately 41% and 42%, respectively, of product sales for the second quarter and six months ended June 30, 1995 compared with approximately 34% for the second quarter and six months ended June 30, 1994. The increase was due primarily to increases of 56% and 62%, respectively, for the quarter and six months ended June 30, 1995 in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme as well as favorable exchange rates.

        Revenues from research and development contracts for the three and six months ended June 30, 1995 were $6.5 million and $12.9 million, respectively, an increase of 36% and 21%, respectively, from the corresponding periods in 1994. Revenues from Neozyme II increased 49% to $6.0 million for the second quarter of 1995 due primarily to increased activity relating to collaborations with third parties. For the six months ended June 30, 1995 revenues from Neozyme II increased 40% to $11.7 million. In the first quarter of 1994, the Surgical Aids Partnership provided revenues to Genzyme of $0.9 million thereby exhausting the funds it had available for the funding of the HAL[TM] products. In the first six months of 1994, consolidation of the operations of Genzyme Transgenics Corporation ("GTC") provided $1.3 million of reported revenues from research and development contracts. Beginning in the fourth quarter of 1994, the Company accounts for GTC using the equity method of accounting and, accordingly, no longer reports GTC's revenue from research and development contracts.

Margins and Operating Expenses
------------------------------

        Total gross margin for the quarter and six months ended June 30, 1995 was 56% and 57%, respectively, as compared to 57% and 58%, respectively, for the same periods in 1994. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three and six months ended June 30, 1995 declined to 59% and 61%, respectively, from 61% and 63%, respectively, for the same periods in 1994 due primarily to lower beginning in the second quarter of 1994 which was not fully offset by a price increase in the first quarter of 1994. Service margins for the three and six months ended
June 30, 1995 decreased to 34% and 35%, respectively, from 36% and 37%, respectively, due to high fixed costs associated with identity testing which experienced a decline in revenues relative to the same periods in 1994.

        Selling, general and administrative expenses for the three and six months ended June 30, 1995 were $25.9 million and $51.9 million, respectively, compared to $20.4 million and $42.9 million for the same periods in 1994. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing expenses associated with various operations acquired or established in 1994. As a percentage of total revenues, selling, general and administrative expenses for the three and six months ended June 30, 1995 were 28% and 29%, respectively, compared to 27% and 29%, respectively, for the corresponding periods in 1994.

        Research and development expenses for the three and six months ended June 30, 1995 were $17.3 million and $33.7 million, compared to $13.1 million and $26.0 million, respectively, for the same periods in 1994 due to increased efforts on behalf of Neozyme II, increased spending on internal programs and spending of $1,732,000 and $3,490,000, respectively, related to the operations of BioSurface Technology, Inc., acquired in December 1994.

Other Income and Expenses
-------------------------

        Investment income for the quarter and six months ended June 30, 1995 totaled $1.3 million and $3.1 million, respectively, compared with $2.0 million and $5.8 million, respectively, for the same periods in 1994. Investment income for the three and six months ended June 30, 1995 includes losses on the sales of securities of approximately $85,000 and $24,000, respectively, as compared to gains of $1.5 million and $1.6 million, respectively, on the sales of securities for the corresponding period in 1994. Excluding the effect of these realized gains and losses, investment income for the six months ended June 30, 1995 decreased 26% due to lower average cash and investment balances.

        Interest expense for the quarter and six months ended June 30, 1995 was $173,000 and $220,000, respectively, net of capitalized interest on construction in progress of $2.3 million and $4.8 million, respectively. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $1.7 million and $3.4 million, equal to the amount incurred in the same periods in 1994. The Company also incurred interest expense for the three and six months ended June 30, 1995 of $0.4 million and $0.8 million, respectively, related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million and $0.2 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

        The tax provision for the quarter ended June 30, 1995 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 37% for the three and six months ended June 30, 1995 as compared to 36% for the corresponding period in 1994. The increase was due primarily to the expiration of the Orphan Drug Credit.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1995, Genzyme had cash, cash equivalents and investments in marketable securities totaling $102.6 million, a decrease of $50.9 from December 31, 1994. The Company repaid a $39.0 million term loan in January 1995. In the six months ended June 30, 1995, Genzyme spent $25.7 million on increased manufacturing capacity and invested an additional $4.0 million in GTC, an unconsolidated affiliate. These expenditures were financed partially by operations, $10.0 million, and by the issuance of common stock through exercises of stock options and warrants, $7.1 million.

   As of June 30, 1995, the Company had accounts receivable of $81.2 million, an increase of $3.1 million from December 31, 1994, due primarily to increased sales. Inventories increased $5.1 million, or 14%, to $42.0 million as of June 30, 1995 as compared to December 31, 1994. The increase was due primarily to improved Ceredase[R] yields and management's efforts to build Ceredase[R] inventories, support of increased business operations and, in part, to exchange rate fluctuations.

   In January 1995, the Company renewed its commitment to continue funding, until March 1, 1996, the development of the HAL# products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1994.

   The Company is required to allocate up to $30 million in cash from the General Division during specified periods through June 1998 to fund GTR's operations, unless additional funds are raised from the sale of Tissue Repair Division Common Stock to outside investors or unless the cash balance of the General Division falls below $60 million. If the cash balance of the General Division is between $60 million and $90 million, the Funding Commitment will be reduced on a pro rata basis. The General Division's cash balance at June 30, 1995 was $86.4 million.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                        JUNE 30,                JUNE 30,
---------------------------------------------------------------------------------------------------
                                                            1995      1994          1995       1994
                                                            ----      ----          ----       ----
Revenues:
  Net product sales................................      $74,054   $57,510      $142,325   $110,985
  Net service sale.................................       11,801    13,079        24,265     27,007
  Revenues from research and development contracts:
     Related parties...............................        6,497     4,405        12,823      9,983
     Other.........................................            6       384           104        685
                                                         -------   -------      --------   --------
                                                          92,358    75,378       179,517    148,660
Operating costs and expenses:
  Cost of products sold............................       29,963    22,180        55,369     40,825
  Cost of services sold............................        7,826     8,308        15,777     17,017
  Selling, general and administrative..............       23,361    20,240        47,600     42,533
  Research and development (including research
    and development related to contracts)..........       14,148    12,185        27,797     24,461
                                                         -------   -------      --------   --------
                                                          75,298    62,913       146,543    124,836
                                                         -------   -------      --------   --------

Operating income...................................       17,060    12,465        32,974     23,824

Other income and (expenses)
  Minority interest in net loss of subsidiaries....          501       304           866        617
  Equity in net loss of unconsolidated affiliate...         (793)        -        (1,742)         -
  Investment income................................        1,035     2,038         2,481      5,776
  Interest expense.................................         (173)     (407)         (220)      (843)
                                                         -------   -------      --------   --------
                                                             570     1,935         1,385      5,550
                                                         -------   -------      --------   --------

Income before income taxes.........................       17,630    14,400        34,359     29,374
Provision for income taxes.........................       (6,698)   (5,290)      (13,056)   (10,672)
                                                         -------   -------      --------   --------

Net income.........................................       10,932     9,110        21,303     18,702

Allocated tax benefit generated by
  Tissue Repair Division...........................        2,035       512         3,662        797
                                                         -------   -------      --------   --------

Net income attributable to Genzyme
  General Division Stock...........................      $12,967   $ 9,622      $ 24,965   $ 19,499
                                                         =======   =======      ========   ========

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      JUNE 30,                 JUNE 30,
--------------------------------------------------------------------------------------------------
                                                           1995     1994           1995       1994
                                                           ----     ----           ----       ----
Net income attributable to Genzyme
  General Division Stock...........................     $12,967  $ 9,622        $24,965    $19,499
                                                        =======  =======        =======    =======
Income per General Division Common and
  common equivalent share:
   Net income (1)..................................       $0.46    $0.37          $0.89      $0.75
                                                        =======  =======        =======    =======

   Average shares outstanding......................      28,318   25,930         28,105     25,988
                                                        =======  =======        =======    =======


Income per General Division Common Share
  assuming full dilution:
   Net income  (1).................................       $0.43    $0.35          $0.83      $0.70
                                                        =======  =======        =======    =======

   Average fully diluted shares outstanding........      30,323   27,821         30,235     27,879
                                                        =======  =======        =======    =======


(1) Pro forma for 1994.

   The accompanying notes are an integral part of these unaudited, condensed, combined, financial statements.

GENZYME GENERAL DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS),                                         JUNE 30,    DECEMBER 31,
----------------------------------------------------------------------------------------
                                                                    1995            1994
                                                                    ----            ----
                              ASSETS
Current Assets:
  Cash and cash equivalents..............................       $ 26,286        $ 46,549
  Short-term investments.................................          4,051           7,155
  Accounts receivable, less allowance
      for doubtful accounts..............................         80,243          76,641
  Inventories............................................         41,876          36,764
  Prepaid expenses and other current assets..............         11,747          10,790
  Due from Genzyme Tissue Repair Division................            826             171
  Deferred tax assets - current..........................          4,072           4,072
                                                                --------        --------
       Total current assets..............................        169,101         182,142

Property, plant and equipment, net.......................        314,360         295,346

Other Assets:
  Long-term investments..................................         56,031          74,948
  Note receivable - related party........................          1,429           3,572
  Intangibles, net of accumulated amortization...........         27,412          29,303
  Deferred tax assets - noncurrent.......................         28,473          28,473
  Other noncurrent assets................................         23,748          16,360
                                                                --------        --------
                                                                 137,093         152,656
                                                                --------        --------
                                                                $620,554        $630,144
                                                                ========        ========

              LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable.......................................       $  9,807        $ 20,859
  Accrued expenses.......................................         31,884          27,766
  Income taxes payable...................................          1,359           6,523
  Deferred revenue.......................................          2,601           2,604
  Current portion of long-term debt and
     capital lease obligations...........................            630          41,076
                                                                --------        --------
       Total current liabilities.........................         46,281          98,828

Noncurrent Liabilities:
  Long-term debt and capital lease obligations...........        128,302         126,555
  Other noncurrent liabilities...........................          8,031           6,800
                                                                --------        --------
                                                                 136,333         133,355

Minority interest in subsidiaries........................          1,554           2,310

Division equity..........................................        436,386         395,651
                                                                --------        --------
                                                                $620,554        $630,144
                                                                ========        ========

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                  SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------
                                                            1995             1994
                                                            ----             ----
OPERATING ACTIVITIES:
  Net income.........................................   $ 24,965        $  19,499
  Reconciliation of net income to net
   cash from operating activities:
     Depreciation and amortization...................     11,282            8,240
     Provision for bad debts.........................      3,699            2,483
     (Gain)/loss on sale of investments..............        110           (1,591)
     Loss on disposal of fixed assets................         32                -
     Accrued interest/amortization on bonds..........        613           (2,795)
     Minority interest in net loss of subsidiaries...       (866)            (616)
     Equity in net loss of unconsolidated affiliate..      1,742                -
     Other...........................................      1,173               11
     Decrease in cash from working capital:
       Accounts receivable...........................     (4,854)          (9,550)
       Inventories...................................     (4,149)          (7,524)
       Prepaid expenses and other current assets.....       (806)            (696)
       Accounts payable, accrued expenses
        and deferred revenue.........................    (13,350)          (4,258)
       Due from Genzyme Tissue Repair Division.......       (655)               -
                                                        --------        ---------
       Net cash from operating activities............     18,936            3,203

INVESTING ACTIVITIES:
  Investment in unconsolidated affiliate.............     (4,000)               -
  Loans to related parties...........................     (1,857)               -
  Purchases of investments...........................    (11,070)        (219,636)
  Sales and maturities of investments................     37,831          246,723
  Property, plant and equipment......................    (25,516)         (68,940)
  Other noncurrent assets............................       (549)           2,901
                                                        --------        ---------
       Net cash from investing activities............     (5,161)         (38,952)
                                                        --------        ---------

FINANCING ACTIVITIES:
  Issuance of General Division Common Stock..........      6,461            2,581
  Issuance of common stock by subsidiary.............        260                -
  Issuance of debt...................................         77           21,614
  Payments of debt and capital lease obligations.....    (39,181)            (388)
  Net cash to Genzyme................................          -               28
                                                        --------        ---------
       Net cash from financing  activities...........    (32,383)          23,835

Effect of exchange rate changes on cash..............     (1,655)            (700)
                                                        --------        ---------
Decrease in cash and cash equivalents................    (20,263)         (12,614)
Cash and  cash  equivalents,  beginning of period....     46,549           22,975
                                                        --------        ---------
Cash and cash equivalents, end of period.............   $ 26,286        $  10,361
                                                        ========        =========

Supplemental Cash Flow Information:
  Cash paid during the period for:
     Interest........................................   $  5,173        $   4,444
     Income taxes....................................     14,405            7,050

Supplemental Disclosure of Non-Cash Transactions:
  Additional investment in unconsolidated affiliate -- Note 6

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                           GENZYME GENERAL DIVISION
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

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

      The financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited but include, in the Division's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2. Accounting Policies:
   --------------------

      The accounting policies underlying the quarterly financial statements are those set forth in Note A of the General Division's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3. Investments:
   ------------

      As of June 30, 1995, the General Division's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $5,000 and gross unrealized holding losses totaling approximately $549,000 were recorded in a separate component of Division equity.

      As of June 30, 1995, the carrying values of the General Division's investments in Argus Pharmaceuticals, Inc., Celtrix Pharmaceuticals, Inc. and Univax Biologics, Inc., included in Other noncurrent assets in the unaudited, condensed, combined balance sheets, were adjusted to their respective market values. Gross unrealized holding gains of approximately $414,000 and gross unrealized holding losses of approximately $1,714,000 were recorded in a separate component of Division equity.

4. Inventories:
   ------------
                               June 30, 1995   December 31, 1994
                               -------------   -----------------
       Raw Materials............ $10,292,000      $14,517,000
       Work-in-process..........  14,343,000        9,226,000
       Finished products........  17,241,000       13,021,000
                                 -----------      -----------
                                 $41,876,000      $36,764,000
                                 ===========      ===========

5. Provision for Income Taxes:
   ---------------------------

      The tax provision for the quarter ended June 30, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three and six months ended June 30, 1995 as compared to 37% and 36%, respectively, for the corresponding periods in 1994. The increase was due primarily to the expiration of the Orphan Drug Credit effective December 31, 1994. The allocated tax benefit of $2.0 million generated by GTR reduced the General Division's tax rate to 26% and 27%, respectively, for the quarter and six months ended June 30, 1995.

6. Additional Investments in Unconsolidated Affiliate:
   ---------------------------------------------------

      In June 1995, the General Division converted approximately $4.0 million of Genzyme Transgenics Corporation ("GTC") debt into equity through the acquisition of 1.3 million shares of GTC common stock. The transaction increased the General Division's interest in GTC to 49%.

      On July 3, 1995, GTC acquired Biodevelopment Laboratories, Inc. ("BDL"). As part of the transaction, the General Division issued approximately 34,000 shares of General Division Common Stock to former stockholders of BDL in exchange for approximately 475,000 shares of newly issued GTC stock. In total, GTC issued approximately 1,207,000 shares in the transaction, resulting in a decrease in the Division's interest in GTC to 48.2%.

      Also as part of the BDL transaction, the Company guaranteed a $7,500,000 line of credit to GTC from a commercial bank in return for warrants to purchase 145,000 shares of GTC stock.

                            GENZYME GENERAL DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

   The following discussion is a summary of the key factors management considers necessary in reviewing the General Division's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme.

RESULTS OF OPERATIONS

Revenue
-------

Total revenues for the three and six months ended June 30, 1995 were $92.4 million and $179.5 million, respectively, compared to $75.4 million and $148.7 million, respectively, for the corresponding periods in 1994. Product and service revenues were $85.9 million and $166.6 million, respectively, an increase of 22% and 21%, respectively, over the same periods in 1994. Product revenues increased 29% to $74.1 million for the second quarter, and 28% to $142.3 million for the six months ended June 30, 1995, reflecting sales increases in the Therapeutic, Diagnostic Product, and Pharmaceutical/Fine Chemical ("PFC") businesses of 26%, 26% and 78%, respectively for the second quarter and 28%, 20% and 53%, respectively, for the six months ended June 30, 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. The increase in Diagnostic Product sales resulted from sales increases across most product lines including a doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for the second quarter and six months ended June 30, 1995 declined 10% to $11,801 and $24,265, respectively, resulting primarily from the divestiture of two small genetic diagnostic laboratories and a decline in identity testing revenues.

        International sales represented approximately 41% and 42%, respectively, of product sales for the second quarter and six months ended June 30, 1995 compared with approximately 34% for the second quarter and six months ended June 30, 1994. The increase was due primarily to increases of 56% and 62%, respectively, for the quarter and six months ended June 30, 1995 in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme as well as favorable exchange rates.

        Revenues from research and development contracts for the three and six months ended June 30, 1995 were $6.5 million and $12.9 million, respectively, an increase of 36% and 21%, respectively, from the corresponding periods in 1994. Revenues from Neozyme II increased 49% to $6.0 million for the second quarter of 1995 due primarily to increased activity relating to collaborations with third parties. For the six months ended June 30, 1995 revenues from Neozyme II increased 40% to $11.7 million. In the first quarter of 1994, the Surgical Aids Partnership provided revenues to the General Division of $0.9 million thereby exhausting the funds it had available for the funding of the HAL[TM] products. In the first six months of 1994, consolidation of the operations of Genzyme Transgenics Corporation ("GTC") provided $1.3 million of reported revenues from research and development contracts. Beginning in the fourth quarter of 1994, the Division accounts for GTC using the equity method of accounting and, accordingly, no longer reports GTC's revenue from research and development contracts.

Margins and Operating Expenses
------------------------------

        Total gross margin for the three and six months ended June 30, 1995 was 56% and 57%, respectively, compared to 57% and 58%, respectively for the corresponding periods in 1994. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three and six months ended June 30, 1995 declined to 60% and 61%, respectively, from 61% and 63%, respectively, for the same periods in 1994 due primarily to lower margins on Ceredase[R] enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994 which was not fully offset a price increase in the first quarter of 1994. Service margins for the three and six months ended June 30, 1995 decreased to 34% and 35%, respectively, from 36% and 37%, respectively, due to high fixed costs associated with identity testing which experienced a decline in revenues relative to the same periods in 1994.

        Selling, general and administrative expenses for the three and six months ended June 30, 1995 were $23.4 million and $47.6 million, respectively, compared to $20.2 million and $42.5 million for the same periods in 1994. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing expenses associated with operations acquired or established in 1994. As a percentage of total revenues, selling, general and administrative expenses for the six months ended June 30, 1995 were 25% and 27%, respectively, compared to 27% and 29%, respectively, for the corresponding periods in 1994.

        Research and development expenses for the three and six months ended June 30, 1995 were $14.1 million and $27.8 million, respectively, compared to $12.2 million and $24.5 million, respectively, for the same periods in 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

Other Income and Expenses
-------------------------

        Investment income for the quarter and six months ended June 30, 1995 totaled $1.0 million and $2.5 million, respectively, compared with $2.0 million and $5.8 million, respectively, for the same periods in 1994. Investment income for the three and six months ended June 30, 1995 includes losses on the sales of securities of approximately $85,000 and $24,000, respectively, as compared to gains of $1.5 million and $1.6 million, respectively, on the sales of securities for the corresponding period in 1994. Excluding the effect of these realized gains and losses, investment income for the six months ended June 30, 1995 decreased 40% due to lower average cash and investment balances.

        Interest expense for the quarter and six months ended June 30, 1995 was $173,000 and $220,000, respectively, net of capitalized interest on construction in progress of $2.3 million and $4.8 million, respectively. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $1.7 million and $3.4 million, equal to the amount incurred in the same periods in 1994. The General Division also incurred interest expense for the three and six months ended June 30, 1995 of $0.4 million and $0.8 million, respectively, related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million and $0.2 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

        The tax provision for the quarter and six months ended June 30, 1995 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three and six months ended June 30, 1995 as compared to 37% and 36% for the corresponding periods in 1994. The increase was due primarily to the expiration of the Orphan Drug Credit. The allocated tax benefit of $2.0 million generated by GTR reduced the General

Division's tax rate to 26% and 27%, respectively, for the quarter and six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1995, the General Division had cash, cash equivalents and investments in marketable securities totaling $86.4 million, a decrease of $42.3 from December 31, 1994. The General Division repaid a $39.0 million term loan in January 1995. In the six months ended June 30, 1995, the General Division spent $25.5 million on increased manufacturing capacity and invested an additional $4.0 million in GTC, an unconsolidated affiliate. These expenditures were financed primarily by operations, $18.9 million, and by the issuance of common stock through exercises of stock options and warrants, $6.7 million.

   As of June 30, 1995, the General Division had accounts receivable of $80.2 million, an increase of $3.6 million from December 31, 1994, due primarily to increased sales. Inventories increased $5.1 million, or 14%, to $41.9 million as of June 30, 1995 as compared to December 31, 1994. The increase was due primarily to improved Ceredase[R] yields and management's efforts to build Ceredase[R] inventories, support of increased business operations and, in part, to exchange rate fluctuations.

   In January 1995, the General Division renewed its commitment to continue funding, until March 1, 1996, the development of the HAL# products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1994.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
(IN  THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   JUNE  30,                 JUNE 30,
---------------------------------------------------------------------------------------------------
                                                         1995       1994           1995        1994
Revenues:
  Net product sales..............................     $ 1,247    $     -        $ 2,277     $     -

Operating costs and expenses:
  Cost of products sold..........................         880          -          1,605           -
  Selling, general and administrative............       2,541        226          4,293         389
  Research and development.......................       3,115        903          5,929       1,555
                                                      -------    -------        -------     -------
                                                        6,536      1,129         11,827       1,944
                                                      -------    -------        -------     -------

Operating loss...................................      (5,289)    (1,129)        (9,550)     (1,944)

Investment income................................         262          -            581           -
                                                      -------    -------        -------     -------

Net loss.........................................     $(5,027)   $(1,129)       $(8,969)    $(1,944)
                                                      =======    =======        =======     =======

Per Tissue Repair Division Common share:
  Net loss.......................................      $(0.57)    $(0.34)        $(1.03)     $(0.59)
                                                      =======    =======        =======     =======

  Average shares outstanding.....................       8,763      3,292          8,721       3,287
                                                      =======    =======        =======     =======

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                  JUNE 30, DECEMBER 31,
-----------------------------------------------------------------------------
                                                            1995         1994
                                                            ----         ----
                            ASSETS
Current Assets:
  Cash and cash equivalents...........................   $ 5,262      $16,993
  Short-term investments..............................     9,004        5,918
  Accounts receivable, less allowance
     for doubtful accounts............................       995        1,486
  Inventories.........................................       110           76
  Prepaid expenses and other current assets...........       188          284
                                                         -------      -------
      Total current assets............................    15,559       24,757

 Property, plant and equipment, net...................     1,302        1,456

Other Assets:
  Long-term investments...............................     1,974        1,897
  Other noncurrent assets.............................       317          325
                                                         -------      -------
                                                           2,291        2,222
                                                         -------      -------
                                                         $19,152      $28,435
                                                         =======      =======

                LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable....................................   $   776      $   528
  Accrued expenses....................................     1,584        3,220
  Payable to Genzyme General Division.................       826          171
  Current portion of capital lease obligations........       297          281
                                                         -------      -------
      Total current liabilities.......................     3,483        4,200

Noncurrent Liabilities:
  Capital lease obligations...........................        19          174
  Other noncurrent liabilities........................       728          748
                                                         -------      -------
                                                             747          922

Division equity.......................................    14,922       23,313
                                                         -------      -------
                                                         $19,152      $28,435
                                                         =======      =======

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------
                                                               1995        1994
OPERATING ACTIVITIES:
 Net loss..............................................    $ (8,969)    $(1,944)
 Reconciliation of net loss to net
   cash from operating activities:
     Depreciation and amortization.....................         313           -
     Accrued interest/amortization  on  bonds..........         (99)          -
     Increase (decrease) in cash from working capital:
       Accounts receivable.............................         491           -
       Inventories.....................................         (34)          -
       Prepaid expenses and other current assets.......          96           -
       Accounts payable, accrued expenses
        and deferred revenue...........................      (1,388)          -
       Due to Genzyme General Division.................         655           -
                                                           --------     -------

       Net cash from operating activities..............      (8,935)     (1,944)

INVESTING ACTIVITIES:
  Purchases of investments.............................     (10,957)          -
  Sales and maturities of investments..................       8,087           -
  Property, plant and equipment........................        (159)          -
  Other noncurrent assets..............................           8           -
                                                           --------     -------

       Net cash from investing activities..............      (3,021)          -

FINANCING ACTIVITIES:
  Issuance of TR Stock.................................         385           -
  Payments of capital lease obligations................        (139)          -
  Net cash from Genzyme................................           -       1,944
  Other................................................         (21)          -

       Net cash from financing activities..............         225       1,944
                                                           --------     -------

Increase (decrease) in cash and cash
 equivalents...........................................     (11,731)          -
Cash and cash equivalents, beginning of period.........      16,993           -
                                                           --------     -------
Cash and cash equivalents, end of period...............    $  5,262     $     -
                                                           ========     =======
Supplemental Cash Flow Information:
  Cash paid during the period for interest ............    $     24     $     -

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

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

      The financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited but include, in GTR's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2. Accounting Policies:
   --------------------

      The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3. Investments:
   ------------

      As of June 30, 1995, GTR's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding losses totaling approximately $62,000 were recorded in a separate component of Division equity.

4. Inventories:
   ------------
                                 June 30, 1995   December 31, 1994
                                 -------------   -----------------
       Raw Materials.............. $ 79,000           $55,000
       Work-in-process............   31,000            21,000
                                   $110,000           $76,000

                         GENZYME TISSUE REPAIR DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995


   The following discussion is a summary of the key factors management considers necessary in reviewing GTR's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme.

RESULTS OF OPERATIONS

Revenue
-------

        Product revenues for the three and six months ended June 30, 1995 were $1,247,000 and $2,277,000, respectively. Product revenues related solely to the operations of BioSurface Technology, Inc., ("BioSurface") acquired in the fourth quarter of 1994. Revenues consisted primarily of sales of EpicelSM skin grafts which are dependent upon numerous factors, many of which are not in GTR's control. As a result, GTR expects sales of EpicelSM skin grafts to fluctuate from period to period. Revenues also included $40,000 and $50,000, respectively, for the three and six months ended June 30, 1995 from the sales of CarticelSM Service, GTR's cartilage repair service, which commenced in the first quarter of 1995.

Margins and Operating Expenses
------------------------------

        Gross margins for the quarter and six months ended June 30, 1995 were 29% and 30%, respectively. GTR incurs direct selling, general and administrative expenses as well as a selling, general and administrative charge, based on actual amounts incurred, from the General Division for selling, general and administrative work performed by the General Division on behalf of GTR. Selling, general and administrative expenses for the three and six months ended June 30, 1995 were $2,541,000 and $4,293,000, respectively, compared to $226,000 and $389,000, respectively, for the corresponding periods in 1994. The increase was due to increased support of GTR research and development by the General Division and to the acquisition of BioSurface.

        GTR incurs direct research and development expenses as well as a charge for research and development work performed by the General Division on behalf of GTR. Research and development expenses for the quarter and six months ended June 30, 1995 were $3,115,000 and $5,929,000, respectively, compared to $903,000 and $1,555,000, respectively for the corresponding periods in 1994. Research and development expenses related to the operations of BioSurface were $1,732,000 and $3,490,000, respectively, for the quarter and six months ended June 30, 1995. Excluding the effect of BioSurface, research and development expenses increased 53% and 57%, respectively, for the quarter and six months ended June 30, 1995 due primarily to increased outside clinical trials and manufacturing support related to the Vianain" programs.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1995, GTR had approximately $16.2 million of cash, cash equivalents and investments in marketable securities, a decrease of $8.6 million from December 31, 1994. The decrease was due to GTR's net loss and an increase in working capital requirements which were funded by additional amounts payable to the General Division and proceeds from the issuance of stock pursuant to stock option and stock purchase plans.

        GTR anticipates that available funds plus revenues generated from the CarticelSM Service and from sales of EpicelSM skin grafts will be sufficient to fund GTR's operations through the end of 1995. In addition, Genzyme is required to allocate up to $30 million in cash from the General Division during specified periods through June 1998, unless additional funds are raised from the sale of Tissue Repair Division Common Stock to outside investors or unless the cash balance of the General Division falls below $60 million. If the cash balance of the General Division is between $60 million and $90 million, the Funding Commitment will be reduced on a pro rata basis. The General Division's cash balance at June 30, 1995 was $86.4 million. Significant additional funds will be required to complete commercialization and clinical testing of GTR's products.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Genzyme, the General Division and the Tissue Repair Division on the pages listed in the Index on Page 2 of this report.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual meeting of stockholders on Thursday, May 18, 1995. The following represents the results of the voting on proposals submitted to a vote of the stockholders at such meeting:

             a. Proposal to elect directors: Douglas A. Berthiaume, by a vote of 26,565,399 votes in favor and 318,355 votes withheld, and Henry
             E. Blair, by a vote of 26,681,284 votes in favor and 202,470 votes withheld, were re-elected as directors of the Company. There were no abstentions or broker non-votes.

             b. Proposal to amend the Company's 1990 Equity Incentive Plan to increase the number of shares of General Division Common Stock covered by the Plan to 7,600,000.

              Number of      Number of     Number of Votes      Number of
              Votes For    Votes Against     Abstaining      Broker Non-Votes
              ---------    -------------   ---------------   ----------------
              18,039,172     6,981,905         152,610           435,299

             c.  Proposal to amend the Company's 1990 Equity Incentive Plan to limit the number of shares subject to options or stock
             appreciation rights that may be granted under the Plan to any individual within any fiscal year to 200,000 shares of General
             Division Common Stock and 300,000 shares of Tissue Repair Division
             Common Stock.
              Number of      Number of     Number of Votes      Number of
              Votes For    Votes Against     Abstaining      Broker Non-Votes
              ---------    -------------   ---------------   ----------------
              24,527,597     314,277           157,071           620,262

             d.  Proposal to amend the Company's 1990 Equity Incentive Plan to prohibit the granting of nonstatutory options at any price below the fair market value of the underlying stock on the date of the grant.
              Number of      Number of     Number of Votes      Number of
              Votes For    Votes Against     Abstaining      Broker Non-Votes
              ---------    -------------   ---------------   ----------------
              23,722,017     208,175           139,539           620,262

             e. Proposal to amend the Company's 1990 Equity Incentive Plan to increase the number of shares of Tissue Repair Division Common
             Stock covered by the Plan to 600,000.

              Number of      Number of     Number of Votes      Number of
              Votes For    Votes Against     Abstaining      Broker Non-Votes
              ---------    -------------   ---------------   ----------------
              21,750,472     3,072,796         168,843           620,262

ITEM 5.   OTHER INFORMATION

          (a)   Other Developments

                        In April 1995, the U.S. Food and Drug Administration
                ("FDA") contacted GTR and asked for more information regarding the regulatory status of the CarticelSM Service. In order to clarify the situation, GTR filed a formal request in May 1995 with the FDA Commissioner's office to review the situation and determine appropriate regulatory jurisdiction. The FDA was provided with information regarding GTR's quality standards and the policies that GTR established for the CarticelSM Service, as well as answers to specific technical questions. The FDA responded to GTR's request for designation in July 1995, confirming in its response GTR's belief that a formal regulatory framework appropriate to the CarticelSM Service had not yet been established. Furthermore, the FDA informed
                GTR that it intended to hold a public hearing to explore the public health impact of and consider appropriate regulatory controls for autologous cell implants. The FDA also informed GTR that it would not regulate the provision of the CarticelSM and EpicelSM Services prior to the hearing and development of regulations, and would allow GTR sufficient time to comply with any new regulations that may be promulgated. The FDA has subsequently announced that the public hearing will take place in November 1995 to gather information on the subject of autologous cells for structural and reconstructive purposes as a starting point for the development of new regulations.

          (b)   Acticel[TM] Wound Dressings

                        Acticel[TM] wound dressings are "living bandages"
                composed of three-dimensional sheets of living epidermal tissue grown in the laboratory from donor cells and attached to synthetic dressing materials. Acticel[TM] wound dressings provide a covering to the wound, act as a barrier to infectious agents and prevent desiccation of the tissue. In August 1995, GTR completed an interim analysis of data obtained from the first 77 patients in its clinical trial of Acticel[TM] wound dressings as a treatment for partial thickness burns. Although the results from treatment of the second half of this patient group, which followed a clinical investigators' meeting to discuss patient selection and use of the product, were at a level sufficient to meet the stated trial objectives, it did not appear that data for the entire trial would be sufficient to support a filing of an application for marketing approval.

                        Based on this analysis, together with concerns as to
                the commercial potential of the current product concept, and in order to focus GTR's near-term efforts on the introduction of the Carticel[SM] Service, GTR has elected to discontinue patient enrollment in the trial. GTR has also determined that it will undertake a review of the product design and commercial potential of Acticel[TM] prior to initiation of future clinical studies.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1995

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.


          (b)  Reports on Form 8-K

               None.




                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              GENZYME CORPORATION


DATE: August 11, 1995         By: /s/David J. McLachlan
                                 ---------------------------
                                 David J. McLachlan
                                 Duly Authorized Officer and
                                  Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1995


                                 EXHIBIT INDEX


Exhibit
  No.                        Description                                      Page No.
-------                      -----------                                      --------
  11            Computation of weighted average shares used in
                computing earnings per share amounts.  Filed herewith.          32