Form 10-K/A
period 1994-12-31
GENZYME CORP
filed 1995-09-13
CIK 732485

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-K/A

                               AMENDMENT NO. 2 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994          Commission File No. 0-14680

                              GENZYME CORPORATION
             (Exact name of Registrant as specified in its charter)


               MASSACHUSETTS                          06-1047163
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

       ONE KENDALL SQUARE                           02139
    CAMBRIDGE, MASSACHUSETTS                       (Zip Code)
   (Address of principal executive offices)

                                 (617) 252-7500
              (Registrant's telephone number, including area code)

                             ______________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
   GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GENERAL DIVISION STOCK")
       TISSUE REPAIR DIVISION COMMON STOCK, $0.01 PAR VALUE ("TR STOCK")
                     GENERAL DIVISION STOCK PURCHASE RIGHTS
                            TR STOCK PURCHASE RIGHTS
    WARRANTS (DATED NOVEMBER 3 AND 10, 1989) TO PURCHASE GENERAL DIVISION
                             STOCK AND TR STOCK
     SERIES N WARRANTS (DATED MAY 5, 1992) TO PURCHASE GENERAL DIVISION
                             STOCK AND TR STOCK
                             ______________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant ws required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1995: $1,055,582,472

        Number of shares of the Registrant's General Division Stock outstanding as of March 1, 1995: 26,494,931

        Number of shares of the Registrant's TR Stock outstanding as of March 1, 1995: 8,681,243
                             ______________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1995 are incorporated by reference into Part III of this Form 10-K.

================================================================================

        This report on Form 10-K/A constitutes Amendment No. 2 to the registrant's Form 10-K for the year ended December 31, 1994. The items hereby amended are as follows:

-- Item 6 is deleted in its entirety and replaced with the following.

-- Item 7 is deleted in its entirety and replaced with the following.

ITEM 6. SELECTED FINANCIAL DATA
        GENZYME CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS DATA (1)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------
                                                  1994      1993      1992      1991      1990
                                                --------  --------  --------  --------  --------
Revenues:
 Net product sales.....................         $238,969  $183,366  $139,568  $ 72,019  $ 32,057
 Net service sales.....................           49,686    50,511    40,400    21,503    13,941
 Revenues from research and development
  contracts:
   Related parties.....................           20,883    34,162    35,412    23,778    11,389
   Other...............................            1,513     2,332     3,699     4,616     4,162
                                                --------  --------  --------  --------  --------
                                                 311,051   270,371   219,079   121,916    61,549
Operating costs and expenses:
 Cost of products sold.................           92,513    64,704    52,514    33,164    18,239
 Cost of services sold.................           32,116    34,558    27,254    14,169     8,439
 Selling, general and administrative...           85,731    78,716    59,704    39,118    23,615
 Research and development (including
  research and development related
  to contracts)........................           55,334    48,331    39,675    27,232    18,611
 Purchase of in-process research and
  development (2)......................           11,215    49,000    51,100         -    20,783
 Goodwill impairment and
  restructuring costs (4)..............                -    26,517         -         -         -
 Charge for purchase options and
  financing expenses (3)...............                -         -    16,905         -     9,050
                                                --------  --------  --------  --------  --------
                                                 276,909   301,826   247,152   113,683    98,737
                                                --------  --------  --------  --------  --------

Operating income (loss)................           34,142   (31,455)  (28,073)    8,233   (37,188)

Other income and (expenses):
 Minority interest in net
  loss of subsidiaries.................            1,659     9,892     1,678     2,362       645
 Equity in loss of unconsolidated
  subsidiary...........................           (1,353)        -         -         -         -
 Charge for impaired investments.......           (9,431)     (700)        -         -         -
 Settlement of lawsuit.................           (1,980)        -         -         -         -
 Investment income.....................            9,101    12,209    21,981    12,371     4,752
 Interest expense......................           (1,354)   (2,500)   (7,099)   (2,088)     (681)
 Gain on issuance of stock by IG Labs..                -         -         -         -     7,214
 Gain on sale of GENE-TRAK.............                -         -         -     4,065         -
                                                --------  --------  --------  --------  --------
                                                  (3,358)   18,901    16,560    16,710    11,930
                                                --------  --------  --------  --------  --------
Income (loss) before income taxes and
 extraordinary credit..................           30,784   (12,554)  (11,513)   24,943   (25,258)

Benefit (provision) for income taxes...          (14,481)    6,459   (18,804)  (12,484)     (730)
                                                --------  --------  --------  --------  --------

Income (loss) before extraordinary
 credit................................           16,303    (6,095)  (30,317)   12,459   (25,988)

Extraordinary credit resulting from use
 of operating loss carryforwards.......                -         -         -     8,387         -
                                                --------  --------  --------  --------  --------

Net income (loss)......................         $ 16,303  $ (6,095) $(30,317) $ 20,846  $(25,988)
                                                ========  ========  ========  ========  ========

COMMON SHARE DATA:                                         FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                          1994        1993        1992       1991     1990
                                        --------    --------    --------   -------  --------
APPLICABLE TO THE GENERAL
 DIVISION (PRO FORMA):
 Net income (loss) attributable to
  General Division Stock............... $ 32,054    $ 18,020    $(29,809)  $21,107  $(26,382)
                                        ========    ========    ========   =======  ========
 Per common and common equivalent
  share:
   Income (loss) before extraordinary
    credit............................. $   1.22    $   0.69    $  (1.33)  $  0.54  $  (1.56)
   Extraordinary credit................        -           -           -      0.36         -
                                        --------    --------    --------   -------  --------
   Net income (loss)................... $   1.22    $   0.69    $  (1.33)  $  0.90  $  (1.56)
                                        ========    ========    ========   =======  ========

   Weighted average number of shares
    outstanding (in thousands).........   26,169      26,250      22,370    23,554    16,910
                                        ========    ========    ========   =======  ========

APPLICABLE TO THE TISSUE REPAIR
 DIVISION (PRO FORMA):
  Net loss attributable to TR Stock.... $(15,751)   $(24,115)   $   (508)  $  (261) $    394
                                        ========    ========    ========   =======  ========

  Per common share..................... $  (4.40)   $  (7.43)   $  (0.17)  $ (0.10) $   0.17
                                        ========    ========    ========   =======  ========

  Weighted average shares outstanding..    3,578       3,245       3,019     2,739     2,282
                                        ========    ========    ========   =======  ========

CONSOLIDATED BALANCE SHEET DATA (1):                            DECEMBER 31,
--------------------------------------------------------------------------------------------
                                            1994       1993      1992       1991      1990
                                            ----       ----      ----       ----      ----
Cash and investments (5)...............   $153,460   $168,953  $248,325   $283,473  $ 47,059
Working capital........................    103,871     99,605   166,324    147,007    62,252
Total assets...........................    658,408    542,052   481,896    403,643   129,625
Long-term debt and capital lease
 obligations excluding
 current portion (6)...................    126,729    144,674   105,369    104,609     5,694
Stockholders' equity (7)...............    418,964    334,072   322,613    268,333   103,300

There were no cash dividends paid.
________________________________

(1) In October 1992, Genzyme acquired all the outstanding common shares of Vivigen in a transaction accounted for as a pooling of interests. Accordingly, Genzyme's financial data has been restated to include Vivigen for all periods presented.

(2) In 1990, 1992, 1993 and 1994, respectively, Genzyme acquired the assets and assumed the liabilities of the Ceredase Partnership, all of the rights to four of the Neozyme I development programs and Medix Biotech, Inc., all of the rights to the remaining two Neozyme I development programs and all of the outstanding stock of BioSurface Technology, Inc. In connection with these transactions, all of which were accounted for as purchases, Genzyme charged to operations the following amounts which represented the purchase of in-process research and development: 1990, $20.8 million; 1992, $51.1 million; 1993, $49.0 million and 1994, $11.2 million.

(3) In 1990 and 1992, respectively, Genzyme sponsored formation of Neozyme I and Neozyme II. In connection with these transactions, Genzyme obtained options to acquire all of the equity of each entity under certain circumstances in exchange for the issuance of warrants to acquire the Company's stock. The value assigned to each option ($8.2 million for Neozyme I and $16.9 million for Neozyme II) was charged to operations in the period each option was obtained due to uncertainty as to Genzyme's future exercise of these options.

(4) In December 1993, the Company incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its diagnostic services business. Also in December 1993, the Company wrote off $23.7 million for the value of impaired goodwill associated primarily with IG's acquisition of GDI in 1992.

(5) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(6) In October 1991, Genzyme issued $100.0 million of its 6 3/4% convertible subordinated notes due October 2001 and received net proceeds of $97.3 million.

(7) In April 1991, Genzyme completed the sale to the public of 4,025,000 shares of Genzyme Common Stock for net proceeds of $136.4 million. In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on October 14, 1994. In December 1994, Genzyme issued 5,000,000 shares of TR Stock valued at $25.3 million in connection with the acquisition of BioSurface Technology, Inc.

GENERAL DIVISION

STATEMENT OF OPERATIONS DATA (1)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS            FOR THE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------
                                            1994       1993      1992      1991      1990
                                          --------   --------  --------  --------  --------
Revenues:
 Net product sales......................  $238,645   $183,366  $139,568  $ 72,019  $ 32,057
 Net service sales......................    49,686     50,511    40,400    21,503    13,941
 Revenues from research and development
  contracts:
   Related parties......................    20,883     29,478    32,746    21,486    10,528
   Other................................     1,513      2,332     3,699     4,616     4,162
                                          --------   --------  --------  --------  --------
                                           310,727    265,687   216,413   119,624    60,688
Operating costs and expenses:
 Cost of products sold..................    92,226     64,704    52,514    33,164    18,239
 Cost of services sold..................    32,116     34,558    27,254    14,169     8,439
 Selling, general and administrative....    84,767     78,015    58,881    38,296    23,521
 Research and development (including
  research and development related
  to contracts).........................    51,696     45,526    37,324    25,501    18,238
 Purchase of in-process research and
  development (2).......................         -     24,000    51,100         -    20,783
 Goodwill impairment and
  restructuring costs (4)...............         -     26,517         -         -         -
 Charge for purchase options
  and financing expenses (3)............         -          -    16,905         -     9,050
                                          --------   --------  --------  --------  --------
                                           260,805    273,320   243,978   111,130    98,270
                                          --------   --------  --------  --------  --------

Operating income (loss).................    49,922     (7,633)  (27,565)    8,494   (37,582)

Other income and (expenses):
 Minority interest in net loss
  of subsidiaries.......................     1,659      9,892     1,678     2,362       645
 Equity in loss of unconsolidated
  subsidiary............................    (1,353)         -         -         -         -
 Charge for impaired investments........    (9,431)      (700)        -         -         -
 Settlement of lawsuit..................    (1,980)         -         -         -         -
 Investment income......................     9,072     12,209    21,981    12,371     4,752
 Interest expense.......................    (1,354)    (2,500)   (7,099)   (2,088)     (681)
 Gain on issuance of stock by IG Labs...         -          -         -         -     7,214
 Gain on sale of GENE-TRAK..............         -          -         -     4,065         -
                                          --------   --------  --------  --------  --------
                                            (3,387)    18,901    16,560    16,710    11,930
                                          --------   --------  --------  --------  --------
Income (loss) before income taxes and
 extraordinary credit...................    46,535     11,268   (11,005)   25,204   (25,652)
Provision for income taxes..............   (16,341)    (2,812)  (19,007)  (12,589)     (730)
                                          --------   --------  --------  --------  --------

Income (loss) before extraordinary
 credit.................................    30,194      8,456   (30,012)   12,615   (26,382)

Extraordinary credit resulting from use
  of operating loss carryforwards.......         -          -         -     8,323         -
                                          --------   --------  --------  --------  --------

Net income (loss).......................    30,194      8,456   (30,012)   20,938   (26,382)

Allocated tax benefit generated by
  Tissue Repair Division (pro forma)....     1,860      9,564       203       169         -
                                          --------   --------  --------  --------  --------

Net income (loss) attributable to
 General Stock..........................  $ 32,054   $ 18,020  $(29,809) $ 21,107  $(26,382)
                                          ========   ========  ========  ========  ========

GENERAL DIVISION COMMON SHARE DATA:                       FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                            1994      1993       1992       1991      1990
                                            ----      ----       ----       ----      ----
Net income (loss) attributable
 to General Stock (pro forma)..........   $32,054   $18,020   $(29,809)   $21,107  $(26,382)
                                          =======   =======   ========    =======  ========
Per General Division Common and common
 equivalent share (pro forma):
 Net income (loss) before
  extraordinary credit.................   $  1.22   $  0.69   $  (1.33)   $  0.54  $  (1.56)
                                          =======   =======   ========    =======  ========

 Net income (loss).....................   $  1.22   $  0.69   $  (1.33)   $  0.90  $  (1.56)
                                          =======   =======   ========    =======  ========
 Average shares outstanding............    26,169    26,250     22,370     23,554    16,910
                                          =======   =======   ========    =======  ========

BALANCE SHEET DATA (1):                                         DECEMBER 31,
-------------------------------------------------------------------------------------------------
                                             1994       1993         1992       1991       1990
                                             ----       ----         ----       ----       ----
Cash and investments (5)...............    $128,652   $168,953    $248,325   $283,473    $ 47,059
Working capital........................      83,314     99,503     166,101    147,007      62,252
Total assets...........................     630,144    532,357     481,896    403,643     129,625
Long-term debt and capital lease
 obligations excluding
 current portion (6)...................     126,555    144,674     105,369    104,609       5,694
Division equity (7)....................     395,651    324,391     322,390    268,333     103,300

There were no cash dividends paid.
_________________

(1) In October 1992, the General Division acquired all the outstanding common shares of Vivigen in a transaction accounted for as a pooling of interests. Accordingly, the General Division's financial data has been restated to include Vivigen for all periods presented.

        (2) In 1990, 1992 and 1993, respectively, the General Division acquired the assets and assumed the liabilities of the Ceredase Partnership, all of the rights to four of the Neozyme I development programs and Medix Biotech, Inc., and all of the rights to one of the remaining two Neozyme I development programs. In connection with these transactions, all of which were accounted for as purchases, the General Division charged to operations the following amounts which represented the purchase of in-process research and development: 1990, $20.8 million, 1992, $51.1 million and 1993, $24.0 million.

(3) In 1990 and 1992, respectively, Genzyme sponsored formation of Neozyme I and Neozyme II. In connection with these transactions, Genzyme obtained options to acquire all of the equity of each entity under certain circumstances in exchange for the issuance of warrants to acquire the Company's stock. The value assigned to each option ($8.2 million for Neozyme I and $16.9 million for Neozyme II) was charged to operations in the period each option was obtained due to uncertainty as to Genzyme's future exercise of these options.

(4) In December 1993, the General Division incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its diagnostic services business. Also in December 1993, the General Division wrote off $23.7 million for the value of impaired goodwill associated primarily with IG's acquisition of GDI in 1992.

(5) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(6) In October 1991, Genzyme issued $100.0 million of its 6 3/4% convertible subordinated notes due October 2001 and received net proceeds of $97.3 million.

(7) In April 1991, Genzyme completed the sale to the public of 4,025,000 shares of Genzyme Common Stock for net proceeds of $136.4 million. In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis.

TISSUE REPAIR DIVISION

STATEMENT OF OPERATIONS DATA
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS              FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                             1994      1993        1992      1991       1990
                                             ----      ----        ----      ----       ----
Revenues:
 Product revenues.......................  $    324   $      -     $    -    $    -     $    -
 Related party revenues:
   Technology license fee (2)...........         -      2,000          -         -        549
   Revenues from research and
    development contracts...............         -      2,684      2,666     2,291        312
                                          --------   --------     ------    ------     ------
                                               324      4,684      2,666     2,291        861
Operating costs and expenses:
 Cost of products sold..................       287          -          -         -          -
 Selling, general and administrative....       964        701        823       822         94
 Research and development (including
  research and development
  related to contracts).................     3,638      2,805      2,351     1,730        373
 Purchase of in-process research and
  development (1).......................    11,215     25,000          -         -          -
                                          --------   --------     ------    ------     ------
                                            16,104     28,506      3,174     2,552        467
                                          --------   --------     ------    ------     ------

Operating income (loss).................   (15,780)   (23,822)      (508)     (261)       394

Other income:
 Investment income......................        29          -          -         -          -
                                          --------   --------     ------    ------     ------
Income (loss) before income taxes.......   (15,751)   (23,822)      (508)     (261)       394
Benefit (provision) for income taxes....         -        (38)         -        50        (64)
                                          --------   --------     ------    ------     ------
Net income (loss).......................   (15,751)   (23,860)      (508)     (211)       330

Allocated tax benefit generated by
  General Division (pro forma)..........         -       (255)         -       (50)        64
                                          --------   --------     ------    ------     ------
Net income (loss) attributable to
  TR Stock..............................  $(15,751)  $(24,115)    $ (508)   $ (261)    $  394
                                          ========   ========     ======    ======     ======

TISSUE REPAIR DIVISION COMMON
 SHARE DATA (PRO FORMA):
 Net loss attributable to TR Stock......  $(15,751)  $(24,115)    $ (508)   $ (261)    $  394
                                          ========   ========     ======    ======     ======
 Per common share.......................  $  (4.40)  $  (7.43)    $(0.17)   $(0.10)    $ 0.17
                                          ========   ========     ======    ======     ======
 Weighted average shares outstanding....     3,578      3,245      3,019     2,739      2,282
                                          ========   ========     ======    ======     ======

BALANCE SHEET DATA:                                      DECEMBER 31,
----------------------------------------------------------------------------------
                                             1994     1993   1992     1991   1990
                                             ----     ----   ----     ----   ----
Cash and investments...................     $24,808   $ -    $   -    $  -   $  -
Working capital........................      20,557     -     (149)      -      -
Total assets...........................      28,435     -        -       -      -
Division equity (3)....................      23,313     -     (149)      -      -

There were no cash dividends paid.

-----------

(1) In December 1993, the TR Division exercised its option to purchase the rights to the Vianain[R] research program being funded by Neozyme I. The transaction was accounted for as a purchase of in-process research and development and, accordingly, the TR Division charged the $25,000,000 acquisition cost to operations in 1992.

(2) In July 1993, the TR Division received a technology license fee of $2,000,000 from Neozyme I related to expansion of the field of the Vianain[R] debriding product.

(3) In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on October 14, 1994. In December 1994, Genzyme issued 5,000,000 shares of TR Stock valued at $25.3 million in connection with the acquisition of BioSurface Technology, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     GENZYME CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

INTRODUCTION

        Genzyme created the Genzyme Tissue Repair Division ("GTR") in December 1994 by acquiring BioSurface Technology, Inc. ("BioSurface") and combining it with several Genzyme programs and collaborations in the area of tissue repair. GTR will develop, manufacture and market technologically advanced products for the treatment and prevention of serious tissue damage. The remaining business activities of Genzyme -- including therapeutics, diagnostic services, diagnostic products and pharmaceuticals and fine chemicals -- are organized as the Genzyme General Division (the "General Division").

        In December 1994, the shareholders of Genzyme approved a reclassification of Genzyme's common stock in which the authorized shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a share-for-share basis and a second class of common stock, Tissue Repair Division Common Stock ("TR Stock"), was created. The General Division Stock and the TR Stock are intended to reflect the value and track the performance of the General Division and GTR, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either division.

        Genzyme continues to hold title to all of its assets and be responsible for all of its liabilities and the holders of the General Division Stock and the TR Stock have no specific claim against the assets attributed for financial statement presentation purposes to the division whose performance is associated with the class of stock they hold. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions. Accordingly, Genzyme's consolidated financial statements, which Genzyme provides to holders of both classes of its common stock, should be read in conjunction with the financial statements of the General Division or GTR, as appropriate.

        Genzyme issued 5,000,000 shares of TR Stock, valued at approximately $25.3 million and representing 50% of the initial equity of GTR, to the stockholders of BioSurface to effect the acquisition. A total of 5,000,000 additional shares of TR Stock were either distributed to the holders of General Division Stock on the basis of .135 of one share of TR Stock for each share of General Division Stock held on December 16, 1994 or reserved for issuance upon the exercise or conversion of stock options, warrants and convertible notes outstanding on December 16, 1994.

        The acquisition of BioSurface was accounted for as a purchase. Accordingly, the associated net assets and operations of BioSurface have been included in GTR's financial statements and in Genzyme's consolidated financial statements since the acquisition date.

RESULTS OF OPERATIONS

1994 AS COMPARED TO 1993

        Total revenues for 1994 were $311.0 million, an increase of 15% over 1993. Product and service revenues were $288.7 million, an increase of 23% over 1993. Product revenues increased 30% to $239.0 million reflecting sales increases of 39%, 10% and 17%, respectively, in the Therapeutic, Diagnostic Products and Pharmaceutical/Fine Chemical ("PFC") product lines. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. Genzyme's results of operations are highly dependent on sales of these products. Related sales increased 39% to $172.0 million and represented 72% of consolidated product sales in 1994 compared to 68% in 1993. The increase in Diagnostic Products' sales resulted from increases in sales of immunobiological products, 1994 revenues associated with a European company acquired in April 1993, and a more than doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for 1994 declined 2% to $49.7 million from $50.5 million for 1993. The drop in service revenue resulted from declines in identity testing revenues due primarily to the loss of four state paternity contracts in mid-1993 and the impact of increasing price pressures on public paternity testing. The Medical testing business also experienced increased price competition due to increases in the number of HMO contracts, although year-to-year revenues remained steady.

        International sales represented approximately 37% of product sales in 1994 compared with 29% in 1993. This increase was due primarily to a 90% increase in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme. International sales are expected to account for a higher proportion of sales in the future due to increased international marketing efforts in all areas of Genzyme's business, as well as the impact of expansion through acquisitions of European operations such as those in 1993 and 1994. As the Company's presence in foreign markets increases, Genzyme will experience increasing exposure to currency fluctuations which it will attempt to minimize through asset and cash management strategies.

        Revenue from research and development contracts for 1994 was $22.4 million, a decrease of 39% from 1993. In 1993, Neozyme Corporation ("Neozyme I") and the Surgical Aids Partnership (the "Partnership") provided revenues to Genzyme of $11.0 million and $8.4 million, respectively. Neozyme I, an independent public company formed in 1990 to fund accelerated research on products at Genzyme, wound up its business and terminated this funding to Genzyme at the end of 1993 when Genzyme purchased the remainder of Neozyme I's technology. The Partnership, which funds development of the HAL[TM] products, exhausted the funds it had available for this purpose during the first quarter of 1994. Revenues from Neozyme II Corporation ("Neozyme II"), an independent public company formed in 1992 to fund the development, at Genzyme, of treatments for cystic fibrosis, increased 42% to $17.8 million for 1994 due primarily to increased activity relating to collaborations with third parties that began in 1993 as well as increased efforts internally.

        Gross margins for 1994 were 57%, as compared to 58% for 1993. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1994 declined to 61% from 65% in 1993 due primarily to lower margins on Ceredase[R] enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994. Service margins for 1994 increased to 35% from 32% on slightly lower sales volumes due primarily to economies achieved in the consolidation of testing activities.

        Selling, general and administrative expenses for 1994 were $85.7 million, an increase of 9% over 1993. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing operating expenses associated with various operations acquired in 1993 and 1994.

        Research and development expenses for 1994 were $55.3 million, an increase of 14% over 1993 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the HAL[TM] products after the exhaustion of the Partnership's funding and the Neozyme I programs acquired at the end of 1993.

        In 1994, several transactions resulted in Genzyme recording unusual charges totaling $22.6 million before taxes. In December, Genzyme charged $11.2 million to operations for in-process research and development purchased in connection with the BioSurface acquisition, charged $9.4 million for the write-off of impaired value of certain equity investments and settled a lawsuit for $2.0 million.

        Investment income for 1994 totaled $9.1 million, compared with $12.2 million for 1993. The decrease resulted from lower average cash and investment balances. Investment income for 1994 and 1993 included gains of $1.4 million and $1.6 million, respectively, on the sales of securities, the majority of which occurred in the first quarter of each period.

        Interest expense for 1994 was $1.4 million, net of capitalized interest of $9.2 million. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $6.7 million in each period. Interest on a December 1993 $39.0 million secured loan, which was outstanding throughout 1994 and repaid in January 1995, was $1.8 million for 1994. Genzyme also incurred interest expense in 1994 of $0.9 million related to a $21.5 million mortgage loan used to acquire real property in the second quarter of 1994.

        The tax provision for 1994 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate for 1994 was 47%, in part due to the non- deductibility of the $11.2 million charge for in-process research and development, as compared to a 51% benefit for 1993. The remainder of the increase was due to changes in U.S. versus foreign taxable income and to the lower proportion of tax exempt securities in the investment portfolio.

1993 AS COMPARED TO 1992

        Genzyme's total revenue for 1993 was $270.4 million, an increase of 23% from 1992.

        Revenues from product sales in 1993 increased $43.8 million or 31% to $183.4 million. Therapeutic revenues were $125.7 million, up 34% from 1992 primarily due to increased sales of Ceredase[R] enzyme. For 1993, these sales totaled $123.9 million (68% of consolidated product sales in 1993 and 1992). Diagnostic product revenues were $42.8 million in 1993, an increase of 28% over 1992 due primarily to revenues from two companies acquired in 1993 and a full year of revenues from a company acquired in 1992. Genzyme's pharmaceutical and fine chemical revenues were $14.8 million in 1993, an increase of 21% from 1992 due to increased sales of existing products and continued development of custom products for new customers. Revenues from diagnostic services were $50.5 million in 1993, an increase of $10.1 million, or 25%, over 1992. The increase was due to a full year of revenues from a paternity testing business acquired in mid 1992 and the addition of new accounts and the application of new technology to prenatal genetic testing.

        International sales represented approximately 29% of product sales in 1993 compared with 17% in 1992 due primarily to a 278% increase in international sales of Ceredase[R] enzyme.

        Combined research and development revenues decreased 7% to $36.5 million in 1993. The decrease resulted primarily from the inclusion in 1992 of a $5.0 million one-time license fee from Neozyme II.

        Total operating expenses were $226.3 million in 1993 (net of unusual charges of $75.5 million, described below) as compared to $179.1 million (net of unusual charges of $68.0 million, described below) in 1992, an increase of 26%. The cost of products sold increased 23% to $64.7 million on a sales increase of 31%. The cost of services increased 27% to $34.6 million on a revenue increase of 25%. Consequently, combined gross margin improved during 1993 to 58% versus 56% in 1992. Gross margin increased in 1993 due to a higher proportion of sales of higher margin products, most notably Ceredase[R] enzyme. Selling, general and administrative expenses increased 32% to $78.7 million in 1993. This increase funded expanded efforts to support the increasing sales and business activity for each of Genzyme's product lines, including Ceredase[R] enzyme, and ongoing costs associated with the operations of the two diagnostic products companies acquired during 1993. A portion of the increase also represented a full year of costs associated with the operations of two 1992 acquisitions. Research and development expenses increased 22% to $48.3 million due to the increased efforts on behalf of Neozyme II and the Surgical Aids Partnership and due to expanded clinical testing activities.

        Investment income for 1993 decreased 44% from 1992 to $12.2 million, which included $1.6 million of realized gains from the sale of securities. The decrease resulted from lower average cash balances due to increased capital spending, and a 1992 realized gain of approximately $4.6 million from the sale of securities. Interest expense, net of amounts capitalized into manufacturing construction projects, decreased 65% to $2.5 million.

        In 1993, several transactions resulted in Genzyme recording unusual charges totaling $75.5 million before taxes. In December, Genzyme completed the purchase of the technology in the two remaining Neozyme I development programs for $49.0 million in cash. Also in December, Genzyme incurred restructuring charges of $2.8 million and wrote off $23.7 million to reduce the carrying value of intangibles in the Diagnostic Services business. The majority of the write-off ($21.9 million) related to the goodwill recorded in connection with the acquisition of a paternity testing business in mid 1992. The write-off was based on an analysis of that business which indicated that the environment for public paternity testing had changed significantly since the acquisition, and therefore called into question the carrying value of the acquisition-related goodwill. The business review disclosed the development of a competitive environment which emphasized cost rather than service and performance, intense price competition from a major competitor, a general reduction in the ordering of identity tests due to governmental budgetary restrictions and uncertainties as to the level of federal funding of state testing activities, a cost structure at the Company which made it difficult for it to continue as an effective competitor in a slow-growth, cost-driven environment and the decreased likelihood of sufficient support in Congress for passage of additional social legislation which would significantly increase federal funding of state testing activities. These changed circumstances resulted in a determination to reduce the carrying value of the goodwill to zero at the end of 1993. The remaining $1.8 million of write-offs consisted of patent rights and other intangible assets related to earlier acquisitions. In the fourth quarter of 1993, Genzyme incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its Diagnostic Services business. The expenses were related to severance of $1.2 million for an estimated 45 employees; lease costs of $0.8 million; equipment movement and disposal costs of $0.2 million; costs incurred to restructure Genzyme's paternity product line of $0.2 million; and other costs of $0.4 million. All costs were cash expenditures in 1994. The restructuring plan was undertaken to consolidate lab testing services into Genzyme's most cost-effective testing locations, transfer accounting functions to division headquarters and streamline the paternity product line.

   In 1992, Genzyme recorded unusual charges totaling $68.0 million. In May, in connection with the unit offering by Genzyme and Neozyme II, Genzyme wrote off $16.9 million, the value of its option to purchase all of Neozyme II's callable common stock due to the uncertainty as to Genzyme's future exercise of the option. In December, Genzyme completed the purchase of four of the Neozyme I development programs. The purchase price of the Neozyme I programs, $49.0 million, and $2.1 million of purchased technology in connection with a 1993 acquisition were charged to operations as in-process research and development.

        Genzyme's effective tax rate was a 51% benefit in 1993 compared to a 163% expense in 1992. The rate reduction resulted primarily from the effects of the unusual charges described above. Excluding these unusual charges, Genzyme would have had a tax rate of 27% and 33% in 1993 and 1992, respectively. In January 1993, Genzyme adopted Statement of Financial Accounting Standard No. 109 ("FAS 109") which requires the use of the asset and liability approach for accounting for income taxes. Genzyme elected to apply the provisions of FAS 109 retroactively to January 1, 1992 and the adoption had no significant impact on the previously reported results of operations.

LIQUIDITY AND FINANCIAL RESOURCES

        Genzyme has historically financed its research and development from R&D contracts, its operations from product sales and equity financing and its capital requirements from equity financing and convertible debt. In 1994, although funding from R&D contracts declined 39%, Genzyme generated $33.0 million of working capital from operations. In addition, the turnover of the investment portfolio provided $55.6 million of working capital and proceeds from the exercise of stock options and warrants provided $45.9 million, of which $39 million resulted from the exercise of warrants to purchase common stock at $19 per share that expired December 31, 1994. Genzyme also incurred borrowings of $21.5 million to acquire real estate.

        As of December 31, 1994, Genzyme had liquid assets, consisting of cash, cash equivalents and short-term investments in marketable securities, totaling $76.6 million including $39.0 million which was used to repay bank debt in January 1995. Long-term investments at December 31, 1994 were $76.8 million. Primary uses of cash in 1994 included spending, primarily for manufacturing capacity, of $78.8 million, the purchase of real property for $22.9 million, and an investment of $10.0 million in the stock of a company in collaboration with Genzyme.

        As of December 31, 1994, Genzyme had accounts receivable of $78.1 million, an increase of $13.4 million from December 31, 1993, due primarily to the growth in sales of its Ceredase[R] enzyme and the 1994 market introduction of Cerezyme[TM] enzyme. Inventories increased $13.6 million, or 59%, to $36.8 million as of December 31, 1994. The increase was due primarily to $2.2 million of inventory obtained through acquisitions, $3.2 million representing the increase in Ceredase[R] enzyme raw material cost and the remainder in support of increased business operations.

        Genzyme holds an option to purchase all of the outstanding Neozyme II callable common stock at prices which increase monthly from $200.4 million at January 1, 1995, to $282.6 million at December 31, 1996. In addition, Genzyme holds an option to acquire all of the partnership interests in the Surgical Aids Partnership for approximately $26 million plus a continuing royalty payment for a period of ten years on certain sales of products developed by the Partnership. Genzyme has a contingent obligation to provide working capital to a joint venture established between the Partnership and Genzyme to commercialize the Partnership's products. The extent of that contingent obligation cannot be measured at this time. Genzyme's decisions regarding future exercise of these options likely will be based, in part, on the progress in the development work conducted for each and Genzyme's evaluation of the potential commercial success of each compared to the costs of the option. The timing of any decision regarding the Neozyme II option exercise is likely to be influenced by the fact that the price increases periodically until termination, and by the rate of depletion of research and development funds. The exercise prices for the purchase options are payable in cash, common stock or a combination of the two, as determined by Genzyme at the time each option is exercised. Genzyme currently does not have sufficient cash to pay the exercise prices of these options and payments in General Division Stock would result in substantial dilution to the holders of General Division Stock. (See "Notes to Consolidated Financial Statements").

        The available research and development funds in the Surgical Aids Partnership were fully expended in the first quarter of 1994 and Genzyme is not obligated to provide additional funding. Although Genzyme is not otherwise contractually required to do so, in January 1994, it agreed to continue funding the development of the HAL[TM] products on behalf of the Partnership in part to delay accelerated termination of its option to purchase the partnership interests due to exhaustion of the Partnership's funds. This agreement, which covered the twelve-month period starting in March 1994, was renewed by Genzyme in January 1995 for the period through March 31, 1996. Genzyme expended $6.5 million in 1994 and expects to spend approximately $5.9 million on the Partnership's development programs in 1995.

        Genzyme expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although Genzyme currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Partnership's products, making certain payments to third parties in connection with strategic collaborations and making the final payment for a company acquired in 1994. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

FACTORS AFFECTING FUTURE OPERATING RESULTS

DEPENDENCE ON CEREDASE [R] ENZYME

        Genzyme's results of operations are highly dependent upon the sales of Ceredase[R]/Cerezyme[TM] enzyme. For 1994, these sales totaled $172.0 million as compared to $123.9 million in 1993. Genzyme produces Ceredase[R] enzyme from an extract of human placental tissue supplied by a French company that is the only significant commercial source of this material. During 1994, Genzyme experienced a major increase in the cost of the raw material used to produce Ceredase[R] enzyme when its French supplier raised its prices to Genzyme by approximately $20 million per year. To achieve a partial recovery of the cost increase, Genzyme, early in 1994, increased the price of Ceredase[R] enzyme.

        The supply of starting material available for the production of Ceredase[R] enzyme effectively limits the amount of product that can be produced. During 1994, Genzyme and its French supplier were successful in improving the yield of enzyme obtained from the starting material thereby increasing the amount of product which could be produced. Nonetheless, the current supply available is not sufficient to produce enough Ceredase[R] enzyme to supply all present patients. Any disruption in the supply or manufacturing process of Ceredase[R] enzyme may have a material adverse effect on revenue in any period.

        To address supply constraints, Genzyme has developed Cerezyme[TM] enzyme, a recombinant form of the enzyme. In 1994, Genzyme received approval to market this product in the U.S. and Israel and currently is working to expedite the foreign approvals needed to market Cerezyme[TM] enzyme elsewhere abroad. Manufacturing capacity constraints on Cerezyme[TM] enzyme, presently produced in Genzyme's small scale cell culture plant, will limit the availability of the product for new patients pending receipt of regulatory approval to use Genzyme's large scale mammalian cell culture manufacturing plant in Boston, Massachusetts for production of Cerezyme[TM] enzyme.

OPERATING LOSSES

        GTR is expected to experience significant operating losses at least for the next several years as the CarticelSM service is launched and as its research and development and clinical trial programs expand. There can be no assurance that GTR ever will achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis. In addition, under the management and accounting policies adopted by the Genzyme Board of Directors, to the extent GTR is unable to utilize its operating losses to reduce its current or deferred income tax expense, the tax benefit from such losses may be reallocated to the General Division on a quarterly basis if the General Division can utilize such losses to offset current or deferred tax expense. Accordingly, any such losses that cannot be utilized by GTR will not be carried forward to reduce GTR's taxes payable in the future. This could result in GTR recognizing more tax expense in the future than would have been required if GTR had retained its losses in the form of a NOL carryforward.

FLUCTUATION IN QUARTERLY RESULTS

        Revenues realized from the sale of Epicel[TM] skin grafts ("Epicel[TM]") are dependent on many factors, including the number of burn center personnel who have been trained in the use of Epicel[TM], the accepted medical practices regarding the appropriate utilization of Epicel[TM] as the treatment for severe burns and the number and survival rate of patients for which Epicel[TM] is the indicated treatment. The number of severe burns for which Epicel[TM] is the indicated treatment and the mortality rate of patients with severe burns are unpredictable and can result in substantial fluctuations in GTR's revenues from quarter to quarter. Since the production of Epicel[TM] requires GTR to maintain extensive tissue culture facilities and a staff of trained personnel, a significant portion of GTR's costs are fixed and, therefore, fluctuations in demand can have a material adverse effect on GTR's results of operations.

POTENTIAL COMPENSATION EXPENSE RESULTING FROM STOCK OPTION PRICING

        As of December 16, 1994, Genzyme granted initial options to purchase a total of 878,326 shares of TR Stock to employees of GTR, employees of Genzyme who devote a substantial portion of their efforts to GTR and officers of Genzyme. These options have an exercise price equal to the lower of $4.75 or the closing price of TR Stock on June 16, 1995, are exercisable 20% on the effective date of the grant and 20% on each of the next four anniversaries thereof and have a term of ten years.

        If the closing price of TR Stock on June 16, 1995 is higher than $4.75, GTR will record compensation expense measured by the difference between the stock prices times 878,326. GTR would expect to record that charge over the period of service of the optionholders, which is expected to coincide with the four year vesting period.

LEGISLATIVE ACTIVITY

        Ceredase[R] enzyme, Cerezyme[TM] enzyme and Genzyme products under development have been granted orphan drug designation under the Orphan Drug Act which grants exclusive marketing rights within the United States for seven years from the date of FDA commercial approval. Periodically, legislation is proposed before the United States Congress to amend the Orphan Drug Act to reduce the seven-year exclusive marketing period under certain circumstances. Such proposed legislation would not be expected to affect Genzyme's market exclusivity for Ceredase[R] enzyme and Cerezyme[TM] enzyme but could reduce the market exclusivity period for future products. However, the legislative outcome is uncertain and its effect on Genzyme cannot be determined at this time.

RISKS IN PRODUCT DEVELOPMENT

        Product development involves a high degree of risk, and returns to investors are dependent upon successful development of Genzyme's products. There can be no assurance that development of any product will be successfully completed or that FDA approval of any of Genzyme's products will be obtained.

        In addition, because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, Genzyme places considerable importance on obtaining patent and trade secret protection for its significant technologies, products and processes. There can be no assurance that any patent applications filed by Genzyme will mature into issued patents. Furthermore, even if such patents are issued, there can be no assurance that Genzyme's patent claims will offer protection against competition, or will not be designed around or infringed upon by others.

        GTR's future success will be largely dependent upon its ability to develop, manufacture and market its products under development, in addition to continuing to sell Epicel[TM]. Several of GTR's products are in an early stage of development. Other GTR products including Acticel[TM], CarticelSM cartilage repair products, TGF-[Greek letter beta]2, and Vianain[R], are currently in clinical trials to test safety and efficacy in humans for various conditions. There can be no assurance that clinical testing of these products will be completed successfully within any specified time period, if at all, or that GTR will not encounter problems in clinical trials that will cause a delay or suspension of clinical trials. There can also be no assurance that such testing will ultimately show these products to be safe or effective in treating the condition for which each is being tested.

RISKS INHERENT IN INTERNATIONAL OPERATIONS

        Foreign operations of Genzyme accounted for 37% of net product sales in 1994 as compared to 29% and 17% in 1993 and 1992, respectively. In addition, Genzyme has direct investments in ten subsidiaries and branches in foreign countries (primarily in Europe and Japan) and purchases certain raw materials from a European supplier.

        Financial results of Genzyme could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies affect the U.S. dollar value of Genzyme's net investment in foreign subsidiaries, with related effects included in a separate component of Stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. The largest foreign currency exposure results from activity in British pounds, French francs, Swiss francs, Dutch guilders, German marks, Japanese yen and Italian lire.

        Genzyme's long-term operating strategies are formulated to minimize the impact of foreign currency fluctuations on non U.S. dollar-denominated purchases and sales. Genzyme manages its foreign exchange exposure primarily by entering into forward contracts with banks to the extent that the timing of the currency flows can reasonably be anticipated and by offsetting matching foreign currency-denominated assets with foreign currency-denominated liabilities. Genzyme does not hedge net foreign investments. Genzyme has no material unhedged monetary assets, liabilities or commitments denominated in foreign currencies.

                           GENZYME GENERAL DIVISION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

INTRODUCTION

        Genzyme created the Genzyme Tissue Repair Division ("GTR") in December 1994 by acquiring BioSurface Technology, Inc. ("BioSurface") and combining it with several Genzyme programs and collaborations in the area of tissue repair. GTR will develop, manufacture and market technologically advanced products for the treatment and prevention of serious tissue damage. The remaining business activities of Genzyme -- including therapeutics, diagnostic services, diagnostic products and pharmaceuticals and fine chemicals -- are organized as the Genzyme General Division (the "General Division").

        In December 1994, the shareholders of Genzyme approved a reclassification of Genzyme's common stock in which the authorized shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a share-for-share basis and a second class of common stock, Tissue Repair Division Common Stock ("TR Stock"), was created (the "Genzyme Stock Proposal"). The General Division Stock and the TR Stock are intended to reflect the value and track the performance of the General Division and GTR, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either division.

        Genzyme continues to hold title to all of its assets and be responsible for all of its liabilities and the holders of the General Division Stock and the TR Stock have no specific claim against the assets attributed for financial statement presentation purposes to the division whose performance is associated with the class of stock they hold. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions. Accordingly, Genzyme's consolidated financial statements, which Genzyme provides to holders of both classes of its common stock, should be read in conjunction with the financial statements of the General Division or GTR, as appropriate.

        Genzyme issued 5,000,000 shares of TR Stock, valued at approximately $25.3 million and representing 50% of the initial equity of GTR, to the stockholders of BioSurface to effect the acquisition. A total of 5,000,000 additional shares of TR Stock were either distributed to the holders of General Division Stock on the basis of .135 of one share of TR Stock for each share of General Division Stock held on December 16, 1994 or reserved for issuance upon the exercise or conversion of stock options, warrants and convertible notes outstanding on December 16, 1994.

        The acquisition of BioSurface was accounted for as a purchase. Accordingly, the associated net assets and operations of BioSurface have been included in GTR's financial statements and in Genzyme's consolidated financial statements since the acquisition date.

        The following discussion is a summary of the key factors management considers necessary in reviewing the General Division's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme.

RESULTS OF OPERATIONS

1994 AS COMPARED TO 1993

        Total revenues for 1994 were $310.7 million, an increase of 17% over 1993. Product and service revenues were $288.3 million, an increase of 23% over 1993. Product revenues increased 30% to $238.6 million reflecting sales increases of 39%, 10% and 17%, respectively, in the Therapeutic, Diagnostic Products and Pharmaceutical/Fine Chemical ("PFC") product lines. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. The General Division's results of operations are highly dependent on these products. Related sales increased 39% to $172.0 million and represented 72% of consolidated product sales in 1994 compared to 68% in 1993. The increase in Diagnostic Products' sales resulted from increases in sales of immunobiological products, 1994 revenues associated with a European company acquired in April 1993, and a more than doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for 1994 declined 2% to $49.7 million from $50.5 million for 1993. The drop in service revenue resulted from declines in identity testing revenues due primarily to the loss of four state paternity contracts in mid-1993 and the impact of increasing price pressures on public paternity testing. Medical testing also experienced increased price competition due to increases in the number of HMO contracts, although year-to-year revenues remained steady.

        International sales represented approximately 37% of product sales in 1994 compared with 29% in 1993. This increase was due primarily to a 90% increase in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme. International sales are expected to account for a higher proportion of sales in the future due to increased international marketing efforts in all areas of the General Division's business, as well as the impact of expansion through acquisitions of European operations such as those in 1993 and 1994. As the Company's presence in foreign markets increases, the General Division will experience increasing exposure to currency fluctuations which it will attempt to minimize through asset and cash management strategies.

        Revenue from research and development contracts for 1994 was $22.4 million, a decrease of 30% from 1993. In 1993, Neozyme Corporation ("Neozyme I") and the Surgical Aids Partnership (the "Partnership") provided revenues to the General Division of $6.3 million and $8.4 million, respectively. Neozyme I, an independent company formed in 1990 to fund accelerated research on products at Genzyme, wound up its business and terminated this funding at the end of 1993 when the General Division purchased the technology in one of its remaining products. The Partnership, which funds development of the HAL[TM] products, exhausted the funds it had available for this purpose during the first quarter of 1994. Revenues from Neozyme II Corporation ("Neozyme II"), an independent public company formed in 1992 to fund the development, at Genzyme, of treatments for cystic fibrosis, increased 40% to $17.8 million for 1994 due primarily to increased activity relating to collaborations with third parties that began in 1993 along with increased efforts internally.

        Gross margins for 1994 were 57%, as compared to 58% for 1993. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1994 declined to 61% from 65% in 1993 due primarily to lower margins on Ceredase[R] enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994. Service margins for 1994 increased to 35% from 32% on slightly lower sales volumes due primarily to economies achieved in the consolidation of testing activities.

        Selling, general and administrative expenses for 1994 were $84.8 million, an increase of 9% over 1993. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing operating expenses associated with various operations acquired in 1993 and 1994.

        Research and development expenses for 1994 were $51.7 million, an increase of 14% over 1993 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the HAL[TM] products after the exhaustion of the Partnership's funding and a Neozyme I program acquired at the end of 1993.

        In 1994, two transactions resulted in the General Division recording unusual charges totaling $11.4 million before taxes. In December, the General Division charged $9.4 million for the write-off of impaired value of certain equity investments and settled a lawsuit for $2.0 million.

        Investment income for 1994 totaled $9.1 million, compared with $12.2 million for 1993. The decrease resulted from lower average cash and investment balances. Investment income for 1994 and 1993 included gains of $1.4 million and $1.6 million, respectively, on the sales of securities, the majority of which occurred in the first quarter of each period.

        Interest expense for 1994 was $1.4 million, net of capitalized interest of $9.2 million. Interest relating to the General Division's 6 3/4% convertible subordinated notes was $6.7 million in each period. Interest on a December 1993 $39.0 million secured loan, which was outstanding throughout 1994 and repaid in January 1995, was $1.8 million for 1994. The General Division also incurred interest expense in 1994 of $0.9 million related to a $21.5 million mortgage loan used to acquire real property in the second quarter of 1994.

        The tax provision for 1994 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 35% for 1994 as compared to 25% for 1993. The increase was due to changes in U.S. versus foreign taxable income, to the lower proportion of tax exempt securities in the investment portfolio and to certain charges recorded in 1994 for which the General Division received no tax benefit. The allocated tax benefit of $1.9 million generated by GTR reduced the General Division's tax rate to 31%.

1993 AS COMPARED TO 1992

        The General Division's total revenue for 1993 was $265.7 million, an increase of 23% from 1992.

        Revenues from product sales in 1993 increased $43.8 million or 31% to $183.4 million. Therapeutic revenues were $125.7 million, up 34% from 1992 primarily due to increased sales of Ceredase[R] enzyme. For 1993, these sales totaled $123.9 million (68% of consolidated product sales in 1993 and 1992). Diagnostic product revenues were $42.8 million in 1993, an increase of 28% over 1992 due primarily to the revenues from two companies acquired in 1993 and a full year of revenues from a company acquired in 1992. The General Division's pharmaceutical and fine chemical revenues were $14.8 million in 1993, an increase of 21% from 1992 due to increased sales of existing products and continued development of custom products for new customers. Revenues from diagnostic services were $50.5 million in 1993, an increase of $10.1 million, or 25%, over 1992. The increase was due to a full year of revenues from a paternity testing business acquired in mid 1992 and the addition of new accounts and the application of new technology to prenatal genetic testing.

        International sales represented approximately 29% of product sales in 1993 compared with 17% in 1992 due primarily to a 278% increase in international sales of Ceredase[R] enzyme.

        Combined research and development revenues decreased 13% to $31.8 million in 1993. The decrease resulted primarily from the inclusion in 1992 of a $5.0 million one-time license fee from Neozyme II.

        Total operating expenses in 1993 were $222.8 million (net of unusual charges of $50.5 million, described below) as compared to $176.0 million (net of unusual charges of $68.0 million, described below) in 1992, an increase of 27%. The cost of products sold increased 23% to $64.7 million on a sales increase of 31%. The cost of services increased 27% to $34.6 million on a revenue increase of 25%. Consequently, combined gross margin improved during 1993 to 58% versus 56% in 1992. Gross margin increased in 1993 due to a higher proportion of sales of higher margin products, most notably Ceredase[R] enzyme. Selling, general and administrative expenses increased 32% to $78.0 million in 1993. This increase funded expanded efforts to support the increasing sales and business activity for each of the General Division's product lines, including Ceredase[R] enzyme, and ongoing costs associated with the operations of the two diagnostic products companies acquired during 1993. A portion of the increase also represented a full year of costs associated with the operations of two 1992 acquisitions. Research and development expenses increased 22% to $45.5 million due to the increased efforts by the General Division on behalf of Neozyme II and the Surgical Aids Partnership and expanded clinical testing activities.

        Investment income for 1993 decreased 44% from 1992 to $12.2 million, which included $1.6 million of realized gains from the sale of securities. The decrease resulted from lower average cash balances due to increased capital spending, and a 1992 realized gain of approximately $4.6 million from the sale of securities. Interest expense, net of amounts capitalized into manufacturing construction projects, decreased 65% to $2.5 million.

        In 1993, several transactions resulted in the General Division recording unusual charges totaling $50.5 million before taxes. In December, the General Division completed the purchase of the fetal cell separation technology from Neozyme I for $24.0 million in cash. Also in December, the General Division incurred restructuring charges of $2.8 million and wrote off $23.7 million to reduce the carrying value of intangibles in the Diagnostic Services business. The majority of the write-off ($21.9 million) related to the goodwill recorded in connection with the acquisition of a paternity testing business in mid 1992. The write-off was based on an analysis of that business which indicated that the environment for public paternity testing had changed significantly since the acquisition, and therefore called into question the carrying value of the acquisition-related goodwill. The remaining $1.8 million of write-offs consisted of patent rights and other intangible assets related to earlier acquisitions. In the fourth quarter of 1993, the General Division incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its Diagnostic Services business. The expenses were related to severance of $1.2 million for an estimated 45 employees; lease costs of $0.8 million; equipment movement and disposal costs of $0.2 million; costs incurred to restructure the General Division's paternity product line of $0.2 million; and other costs of $0.4 million. All costs were cash expenditures in 1994. The restructuring plan was undertaken to consolidate lab testing services into the General Division's most cost-effective testing locations, transfer accounting functions to the Diagnostic Services headquarters and streamline the paternity product.

        In 1992, the General Division recorded unusual charges totaling $68.0 million. In May, in connection with the unit offering by the General Division and Neozyme II, the General Division wrote off $16.9 million, the value of its option to purchase all of Neozyme II's callable common stock due to the uncertainty as to the General Division's future exercise of the option. In December, the General Division completed the purchase of four of the Neozyme I development programs. The purchase price of the Neozyme I programs, $49.0 million, and $2.1 million of purchased technology in connection with a 1993 acquisition were charged to operations as in-process research and development.

        The General Division's effective tax rate was 25% in 1993 compared to 173% in 1992. The rate reduction resulted primarily from the effects of the unusual charges described above. Excluding these unusual charges, the General Division would have had an effective tax rate of 28% and 33% in 1993 and 1992, respectively. In January 1993, the General Division adopted Statement of Financial Accounting Standard No. 109 ("FAS 109") which requires the use of the asset and liability approach for accounting for income taxes. The General Division elected to apply the provisions of FAS 109 retroactively to January 1, 1992 and the adoption had no significant impact on the previously reported results of operations. The effective tax rates for 1993 and 1992, after the allocated tax benefit (pro forma) of $9.6 million and $0.2 million, respectively, generated by GTR was a 60% benefit and 171% expense.

LIQUIDITY AND FINANCIAL RESOURCES

        A portion of Genzyme's corporate assets and liabilities have been attributed to the General Division based upon utilization of the shared services from which assets and liabilities are generated. Management believes such allocation to be equitable and a reasonable estimate of the assets and liabilities which would be generated if the General Division operated on a stand-alone basis.

        In 1994, the General Division generated $35.6 million of working capital from operations. In addition, the turnover of the investment portfolio provided $55.6 million of working capital and proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan provided $45.9 million, of which $39 million resulted from the exercise of warrants to purchase common stock at $19 per share that expired December 31, 1994. The General Division also incurred borrowings of $21.5 million to acquire real estate.

        As of December 31, 1994, the General Division had liquid assets, consisting of cash, cash equivalents and short-term investments in marketable securities, totaling $53.7 million including $39.0 million which was used to repay bank debt in January 1995. Long-term investments at December 31, 1994 were $74.9 million. Primary uses of cash in 1994 included spending, primarily for manufacturing capacity, of $78.8 million, the purchase of real property for $22.9 million, and an investment of $10.0 million in the stock of a company in collaboration with the General Division.

        As of December 31, 1994, the General Division had accounts receivable of $76.6 million, an increase of $11.9 million from December 31, 1993, due primarily to the growth in sales of its Ceredase[R] enzyme and the 1994 market introduction of Cerezyme[TM] enzyme. Inventories increased $13.5 million, or 58%, to $36.8 million as of December 31, 1994. The increase was due primarily to $2.1 million of inventory obtained through acquisitions, $3.2 million representing the increase in Ceredase[R] enzyme raw material cost and the remainder in support of increased business operations.

        The General Division holds an option to purchase all of the outstanding Neozyme II callable common stock at prices which increase monthly from $200.4 million at January 1, 1995, to $282.6 million at December 31, 1996. In addition, the General Division holds an option to acquire all of the partnership interests in the Surgical Aids for approximately $26 million plus a continuing royalty payment for a period of ten years on certain sales of products developed by the Partnership. The General Division has a contingent obligation to provide working capital to a joint venture established between the Partnership and the General Division to commercialize the Partnership's products. The extent of that contingent obligation cannot be measured at this time. The General Division's decisions regarding future exercise of these options likely will be based, in part, on the progress in the development work conducted for each and the General Division's evaluation of the potential commercial success of each compared to the costs of the option. The timing of any decision regarding the Neozyme II option exercise is likely to be influenced by the fact that the price increases periodically until termination, and by the rate of depletion of research and development funds. The exercise prices for the purchase options are payable in cash, common stock or a combination of the two, as determined by the General Division at the time each option is exercised. Genzyme currently does not have sufficient cash to pay the exercise prices of these options and payments in General Division Stock would result in substantial dilution to the holders of General Division Stock. (See "Notes to Combined Financial Statements").

        The available research and development funds in the Surgical Aids Partnership were fully expended in the first quarter of 1994 and the General Division is not obligated to provide additional funding. Although Genzyme is not otherwise contractually required to do so, in January 1994, it agreed to continue funding the development of the HAL[TM] products on behalf of the Partnership in part to delay accelerated termination of its option to purchase the partnership interests due to exhaustion of the Partnership's funds. This agreement, which covered the twelve-month period starting in March 1994, was renewed by the General Division in January 1995 for the period through March 31, 1996. The General Division expended $6.5 million in 1994 and expects to spend approximately $5.9 million on the Partnership's development programs in 1995.

        The General Division expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the General Division currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Surgical Aids Partnership's products, making certain payments to third parties in connection with strategic collaborations and making a final payment for a company acquired in 1994. Genzyme has also committed, subject to certain conditions, to allocate up to $30 million from the General Division over the next three years to fund the operations of GTR. See "Funding Commitment" below. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, the General Division may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

FUNDING COMMITMENT

        Genzyme is committed to allocate from the assets of the General Division not less than $30 million to fund the operations of GTR at the rate of $10 million by June 1996, an additional $10 million by June 1997 and a third $10 million by June 1998 (the "Funding Commitment"). Such allocations will increase the number of TR Designated Shares at the rate of one share for each $10.00 so allocated. TR Designated Shares are shares of TR Stock that may be issued by Genzyme without allocating the proceeds to GTR. The Funding Commitment will be reduced by a percentage of the gross proceeds received by GTR through the sale of shares of TR Stock to purchasers other than Genzyme and certain related parties. The Funding Commitment will be suspended in its entirety during any fiscal quarter in which the cash balance of the General Division (consisting of cash, cash equivalents and marketable debt instruments) is less than $60 million, will be reduced on a pro rata basis during any fiscal quarter in which such cash balance is between $60 million and $90 million and will be reinstated when the General Division's cash balance again exceeds $90 million. The General Division's cash balance at February 28, 1995 was $102.8 million. The Funding Commitment expires in December 2001. In addition to the Funding Commitment, Genzyme has the right to make voluntary allocations of up to $30 million from the General Division to GTR. Such allocations would reduce the Funding Commitment on a dollar-for-dollar basis and increase the number of TR Designated Shares at the rate of one share for each $10 so allocated.

FACTORS AFFECTING FUTURE OPERATING RESULTS

DEPENDENCE ON CEREDASE(R) ENZYME

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Dependence on Ceredase[R] Enzyme."

LEGISLATIVE ACTIVITY

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Legislative Activity."

RISKS IN PRODUCT DEVELOPMENT

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Risks in Product Development."

RISKS INHERENT IN INTERNATIONAL OPERATIONS

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Risks Inherent in International Operations."

                        GENZYME TISSUE REPAIR DIVISION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

INTRODUCTION

        Genzyme created the Genzyme Tissue Repair Division ("GTR") in December 1994 by acquiring BioSurface Technology, Inc. ("BioSurface") and combining it with several Genzyme programs and collaborations in the area of tissue repair. GTR will develop, manufacture and market technologically advanced products for the treatment and prevention of serious tissue damage. The remaining business activities of Genzyme -- including therapeutics, diagnostic services, diagnostic products and pharmaceuticals and fine chemicals -- are organized as the Genzyme General Division (the "General Division").

        In December 1994, the shareholders of Genzyme approved a reclassification of Genzyme's common stock in which the authorized shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a share-for-share basis and a second class of common stock, Tissue Repair Division Common Stock ("TR Stock"), was created (the "Genzyme Stock Proposal"). The General Division Stock and the TR Stock are intended to reflect the value and track the performance of the General Division and GTR, respectively, without diminishing the benefits of remaining a single corporation or precluding future transactions affecting either division.

        Genzyme continues to hold title to all of its assets and be responsible for all of its liabilities and the holders of the General Division Stock and the TR Stock have no specific claim against the assets attributed for financial statement presentation purposes to the division whose performance is associated with the class of stock they hold. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions. Accordingly, Genzyme's consolidated financial statements, which Genzyme provides to holders of both classes of its common stock, should be read in conjunction with the financial statements of the General Division or GTR, as appropriate.

        Genzyme issued 5 million shares of TR Stock, valued at approximately $25.3 million and representing 50% of the initial equity of GTR, to the stockholders of BioSurface to effect the acquisition. A total of 5,000,000 additional shares of TR Stock were either distributed to the holders of General Division Stock on the basis of .135 of one share of TR Stock for each share of General Division Stock held on December 16, 1994 or reserved for issuance upon the exercise or conversion of stock options, warrants and convertible notes outstanding on December 16, 1994.

        The acquisition of BioSurface was accounted for as a purchase. Accordingly, the associated net assets and operations of BioSurface have been included in GTR's financial statements and in Genzyme's consolidated financial statements since the acquisition date.

RESULTS OF OPERATIONS

1994 AS COMPARED TO 1993

        Product revenues, which consisted solely of revenues from the sale of Epicel[TM] skin grafts for the period from December 16, 1994, the acquisition date of BioSurface, through December 31, 1994, were $324,000. Revenues from the sales of Epicel[TM] skin grafts are dependent upon numerous factors, many of which are not in GTR's control and, as a result, GTR expects sales of Epicel[TM] skin grafts to fluctuate from period to period.

        GTR earned no revenues from research and development contracts in 1994 as compared to $4.7 million in 1993. Neozyme I funded the development of Vianain[R] debriding product from 1990 through the end of 1994 when GTR acquired the development program from Neozyme I. Revenues from research and development in 1993 consisted of a $2.0 million technology license fee related to expansion of the field of Vianain[R] debriding product to include both burns and ulcers in addition to reimbursement for GTR's costs of conducting the Vianain[R] research.

        General and administrative expenses are borne across Genzyme's entire activity base and charges to a specific activity, such as research and development, are a function of total spending within that activity as well as the size of the overall base. GTR also incurs direct selling, general and administrative charges as a result of the acquisition of BioSurface. Selling, general and administrative expenses for 1994 increased 38% to $964,000. Of this increase, 18% corresponds to the increase in spending on research and development for the same period with the remaining increase resulting from the operations of BioSurface.

        Research and development expenses for 1994 increased 30% to $3.6 million including $306,000 related to the operations of BioSurface. Excluding the effect of BioSurface, research and development expenses increased 19% due primarily to increased outside clinical trials related to the Vianain[R] programs and increased manufacturing support.

        The excess of the purchase price over the fair market value of the net assets acquired in the acquisition of BioSurface, $11.2 million, was allocated to in-process research and development and charged to operations.

1993 AS COMPARED TO 1992

        GTR's revenues from research and development contracts for 1993 were $4.7 million, as compared to $2.7 million in 1992, an increase of 76%, due primarily to a technology license fee of $2.0 million from Neozyme I related to expansion of the field of Vianain[R] debriding product to include the treatment of ulcers.

        General and administrative expenses decreased 15% to $701,000 in 1993 due to a lower percentage charge resulting from an increase in Genzyme's overall activity base.

        Research and development expenses for 1993 increased 19% to $2.8 million. The increase in spending was due primarily to increased outside clinical trials related to the Vianain[R] programs and increased manufacturing support.

        In December 1993, GTR completed the purchase of the rights to the Vianain[R] technology from Neozyme I and charged the $25.0 million purchase price to operations as in-process research and development.

LIQUIDITY AND FINANCIAL RESOURCES

        GTR has historically financed its operations and capital requirements through funding from Genzyme. As of December 31, 1994, GTR had approximately $24.8 million of cash and investments. The primary source of these funds was the acquisition of BioSurface which provided approximately $16.6 million of funds to GTR. In addition, at the acquisition date (the "Effective Date"), Genzyme allocated $10 million in cash from the General Division to GTR.

FUNDING COMMITMENT

        Genzyme is committed to allocate from the assets of the General Division not less than $30 million to fund the operations of GTR at the rate of $10 million by June 1996, an additional $10 million by June 1997 and a third $10 million by June 1998 (the "Funding Commitment"). Such allocations will increase the number of TR Designated Shares at the rate of one share for each $10.00 so allocated. TR Designated Shares are shares of TR Stock that may be issued by Genzyme without allocating the proceeds to GTR. The Funding Commitment will be reduced by a percentage of the gross proceeds received by GTR through the sale of shares of TR Stock to purchasers other than Genzyme and certain related parties. The Funding Commitment will be suspended in its entirety during any fiscal quarter in which the cash balance of the General Division (consisting of cash, cash equivalents and marketable debt instruments) is less than $60 million, will be reduced on a pro rata basis during any fiscal quarter in which such cash balance is between $60 million and $90 million and will be reinstated when the General Division's cash balance again exceeds $90 million. The General Division's cash balance at February 28, 1995 was $102.8 million. The Funding Commitment expires in December 2001. In addition to the Funding Commitment, Genzyme has the right to make voluntary allocations of up to $30 million from the General Division to GTR. Such allocations would reduce the Funding Commitment on a dollar-for-dollar basis and increase the number of TR Designated Shares at the rate of one share for each $10 so allocated.

FACTORS AFFECTING FUTURE OPERATING RESULTS

OPERATING LOSSES

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Operating Losses."

FLUCTUATION IN QUARTERLY RESULTS

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Fluctuation in Quarterly Results."

RISKS IN PRODUCT DEVELOPMENT

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Risks in Product Development."

POTENTIAL COMPENSATION EXPENSE RESULTING FROM STOCK OPTION PRICING

        See "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis -- Factors Affecting Future Operating Results -- Potential Compensation Expense Resulting From Stock Option Pricing."

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                      GENZYME CORPORATION


Date: September 12, 1995              By: /s/ David J. McLachlan
                                         --------------------------------
                                          David J. McLachlan
                                          Senior Vice President, Finance