Form 10-Q/A
period 1995-03-31
GENZYME CORP
filed 1995-09-13
CIK 732485

                                  FORM 10-Q/A
                                  -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               Amendment No. 1 to
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1995
                                        -------------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      ---------------   ---------------

        Commission file number                 0-14680
                              -----------------------------------------

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

Total number of pages in document - 23
No exhibits filed herewith.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q/A, MARCH 31, 1995

   This report on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Form 10-Q for the fiscal quarter ended March 31, 1995. The items hereby amended are as follows:

--  Item 1 is deleted in its entirety and replaced with the following.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q/A, MARCH 31, 1995

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

 GENZYME CORPORATION AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations for
     the Three Months Ended March 31, 1995 and 1994....................  4

     Condensed Consolidated Balance Sheets as of March 31,
     1995 and December 31, 1994........................................  6

     Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1995 and 1994........................  7

     Notes to Unaudited Condensed Consolidated Financial Statements....  8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  9

 GENZYME GENERAL DIVISION

     Condensed Combined Statements of Operations for
     the Three Months Ended March 31, 1995 and 1994.................... 11

     Condensed Combined Balance Sheets as of March 31,
     1995 and December 31, 1994........................................ 13

     Condensed Combined Statements of Cash Flows for the
     Three Months Ended March 31, 1995 and 1994........................ 14

     Notes to Unaudited Condensed Combined Financial Statements........ 15

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................... 16

GENZYME TISSUE REPAIR DIVISION

     Condensed Combined Statements of Operations for
     the Three Months Ended March 31, 1995 and 1994.................... 18

     Condensed Combined Balance Sheets as of March 31,
     1995 and December 31, 1994........................................ 19

     Condensed Combined Statements of Cash Flows for the
     Three Months Ended March 31, 1995 and 1994........................ 20

     Notes to Unaudited Condensed Combined Financial Statements........ 21

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................... 22

Signatures............................................................. 23

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                             THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
                                                         1995             1994
                                                         ----             ----
Revenues:
 Net product sales..................................    $69,301         $53,475
 Net service sales..................................     12,464          13,928
 Revenues from research and development contracts:
   Related parties..................................      6,326           5,578
   Other............................................         98             301
                                                        -------         -------
                                                         88,189          73,282
Operating costs and expenses:
 Cost of products sold..............................     26,131          18,645
 Cost of services sold..............................      7,951           8,709
 Selling, general and administrative................     25,991          22,456
 Research and development (including research
  and development related to contracts).............     16,463          12,928
                                                        -------         -------
                                                         76,536          62,738
                                                        -------         -------

Operating income....................................     11,653          10,544

Other income and (expenses):
 Minority interest in net loss of subsidiaries......        365             313
 Equity in net loss of unconsolidated affiliate.....       (949)              -
 Investment income..................................      1,765           3,738
 Interest expense...................................        (47)           (436)
                                                        -------         -------
                                                          1,134           3,615
                                                        -------         -------

Income before income taxes..........................     12,787          14,159
Provision for income taxes..........................     (4,731)         (5,097)
                                                        -------         -------

Net income..........................................    $ 8,056         $ 9,062
                                                        =======         =======



  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
                                                         1995            1994
                                                         ----            ----
APPLICABLE TO GENZYME GENERAL DIVISION:

 Net income..........................................   $10,371         $ 9,592
 Allocated tax benefit generated by Genzyme
  Tissue Repair Division.............................     1,627             285
                                                        -------         -------
   Net income attributable to General
    Division Stock...................................   $11,998         $ 9,877
                                                        =======         =======
 Per common and common equivalent share:
  Net income (1).....................................   $  0.43         $  0.38
                                                        =======         =======

  Average shares outstanding.........................    27,945          26,045
                                                        =======         =======

 Per common share assuming full dilution:
  Net income (1).....................................   $  0.40         $  0.35
                                                        =======         =======

  Average fully diluted shares outstanding...........    29,970          27,936
                                                        =======         =======


APPLICABLE TO GENZYME TISSUE REPAIR DIVISION:

 Net loss attributable to TR Stock...................   $(3,942)        $  (815)
                                                        =======         =======

 Per common share:
  Net loss...........................................   $ (0.45)        $ (0.25)
                                                        =======         =======

  Average shares outstanding.........................     8,751           3,281
                                                        =======         =======

(1)  General Division 1994 net income per share is pro forma.



  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                        MARCH 31,      DECEMBER 31,
-----------------------------------------------------------------------------------------
                                                                  1995            1994
                                                                  ----            ----
                                ASSETS
Current Assets:
 Cash and cash equivalents................................      $ 23,306        $ 63,542
 Short-term investments...................................        12,528          13,073
 Accounts receivable, less allowance
  for doubtful accounts...................................        74,662          78,127
 Inventories..............................................        41,516          36,840
 Prepaid expenses and other current assets................        11,745          11,074
 Deferred tax assets - current............................         4,072           4,072
                                                                --------        --------
   Total current assets...................................       167,829         206,728

Property, plant and equipment, net........................       308,639         296,802

Other Assets:
 Long-term investments....................................        76,431          76,845
 Note receivable - affiliate..............................         5,212           3,572
 Intangibles, net of accumulated amortization.............        28,629          29,303
 Deferred tax assets - noncurrent.........................        28,473          28,473
 Other noncurrent assets..................................        22,595          16,685
                                                                --------        --------
                                                                 161,340         154,878
                                                                --------        --------
                                                                $637,808        $658,408
                                                                ========        ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.........................................      $ 12,719        $ 21,387
 Accrued expenses.........................................        38,764          30,986
 Income taxes payable.....................................         4,867           6,523
 Deferred revenue.........................................         1,842           2,604
 Current portion of long-term debt and
  capital lease obligations...............................         2,778          41,357
                                                                --------        --------
   Total current liabilities..............................        60,970         102,857

Noncurrent Liabilities:
 Long-term debt and capital lease obligations.............       126,721         126,729
 Other noncurrent liabilities.............................         8,750           7,548
                                                                --------        --------
                                                                 135,471         134,277

Minority interest in subsidiaries.........................         1,981           2,310

Stockholders' Equity:
 General Division Stock, $.01 par value...................           266             264
 TR Stock, $.01 par value.................................            87              87
 Treasury Stock - at cost.................................          (772)           (755)
 Additional paid-in capital...............................       473,960         470,826
 Accumulated deficit......................................       (30,752)        (38,808)
 Other equity adjustments.................................        (3,403)        (12,650)
                                                                --------        --------
                                                                 439,386         418,964
                                                                --------        --------
                                                                $637,808        $658,408
                                                                ========        ========

  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                              THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
                                                          1995             1994
                                                          ----             ----
OPERATING ACTIVITIES:
 Net income.........................................    $  8,056        $   9,062
 Reconciliation of net income to net
  cash from operating activities:
   Depreciation and amortization....................       5,470            3,707
   Provision for bad debts..........................       1,044            1,083
   (Gain)/loss on sale of investments...............          85           (1,609)
   Loss on disposal of fixed assets.................           8               61
   Accrued interest/amortization on bonds...........         270           (3,100)
   Minority interest in net loss of subsidiaries....        (365)            (313)
   Equity in net loss of unconsolidated subsidiary..         949                -
   Other............................................         575               14
   Increase (decrease) in cash from working capital:
     Accounts receivable............................       4,429           (6,463)
     Inventories....................................      (3,384)          (5,945)
     Prepaid expenses and other current assets......        (463)            (325)
     Accounts payable, accrued expenses
      and deferred revenue..........................      (4,240)           4,358
                                                        --------        ---------
     Net cash from operating activities.............      12,434              530

INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate.............      (4,000)               -
 Loans to affiliate.................................      (1,640)               -
 Purchases of investments...........................     (11,014)        (182,376)
 Sales and maturities of investments................      14,547          208,083
 Property, plant and equipment......................     (13,224)         (20,954)
 Other noncurrent assets............................        (372)            (238)
                                                        --------        ---------
     Net cash from investing activities.............     (15,703)           4,515

FINANCING ACTIVITIES:
 Issuance of common stock...........................       3,102            1,092
 Issuance of common stock by subsidiary.............          73               93
 Issuance of debt...................................         177              138
 Payments of debt and capital lease obligations.....     (39,204)            (200)
                                                        --------        ---------
     Net cash from financing activities.............     (35,852)           1,123

Effect of exchange rate changes on cash.............      (1,115)             101
                                                        --------        ---------
Increase (decrease) in cash and cash
 equivalents........................................     (40,236)           6,269
Cash and cash equivalents, beginning of period......      63,542           22,975
                                                        --------        ---------
Cash and cash equivalents, end of period............    $ 23,306        $  29,244
                                                        ========        =========
Supplemental cash flow information:
 Cash paid during the period for:
   Interest.........................................    $  1,248        $     559
   Income taxes.....................................       6,258              617


  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

      These unaudited, condensed, consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

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

4. Inventories:
   ------------
                               March 31, 1995  December 31, 1994
                               --------------  -----------------
       Raw Materials............ $ 9,723,000      $14,572,000
       Work-in-process..........  16,137,000        9,247,000
       Finished products........  15,656,000       13,021,000
                                 -----------      -----------
                                 $41,516,000      $36,840,000
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

                      GENZYME CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

Revenue
-------

   Total revenues for the three months ended March 31, 1995 were $88.2 million, an increase of 20% over the corresponding period in 1994. Product and service revenues were $81.8 million, an increase of 21% over the same period in 1994. Product revenues increased 30% to $69.3 million reflecting sales increases of 31%, 15% and 33%, respectively, in the Therapeutic, Diagnostic Products and Pharmaceutical/Fine Chemical ("PFC") businesses. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. The increase in Diagnostic Product sales resulted from sales increases across all product lines including a doubling in revenues from sales of Direct LDL tests. The increase in PFC sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for the first quarter of 1995 declined 11% to $12.5 million from $13.9 million for the same period in 1994. The drop in service revenue resulted primarily from the divestiture of two small genetic diagnostic laboratories and an unusually large European bone marrow drive that provided revenues in the first quarter of 1994.

   International sales represented approximately 42% of product sales for the first quarter of 1995 compared with approximately 33% for the first quarter of 1994. The increase was due primarily to a 69% increase in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme as well as favorable exchange rates.

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

Margins and Operating Expenses
------------------------------

   Total gross margin for the quarter ended March 31, 1995 was 58%, as compared to 59% for the same period in 1994. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter ended March 31, 1995 declined to 62% from 65% for the same period in 1994 due primarily to lower margins on Ceredase[R] enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994 and a price increase in the first quarter of 1994 prior to the cost increase. Service margins for the three months ended March 31, 1995 decreased to 36% from 37%.

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

Other Income and Expenses
-------------------------

   Investment income for the quarter ended March 31, 1995 totaled $1.8 million, compared with $3.7 million for the same period in 1994 which included gains of $1.6 million on the sales of securities. Excluding the effect of the realized gains, investment income decreased 14% due to lower average cash and investment balances.

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

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1995, Genzyme had cash, cash equivalents and investments in marketable securities totaling $112.3 million, a decrease of $41.2 million from December 31, 1994. The Company repaid a $39.0 million term loan in January 1995. In the first quarter of 1995, Genzyme spent $13.2 million on increased manufacturing capacity and invested an additional $4.0 million in an unconsolidated affiliate. These expenditures were financed by operations, $12.4 million, and by the issuance of common stock through exercises of stock options and warrants, $3.1 million.

   As of March 31, 1995, the Company had accounts receivable of $74.7 million, a decrease of $3.5 million from December 31, 1994, due primarily to accelerated collections. Inventories increased $4.7 million, or 13%, to $41.5 million as of March 31, 1995 as compared to December 31, 1994. The increase was due primarily to support of increased business operations and, in part, to exchange rate fluctuations.

   In January 1995, Genzyme renewed its commitment to continue funding, until March 1, 1996, the development of the HAL[TM] products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1994.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                             THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
                                                         1995            1994
                                                         ----            ----
Revenues:
 Net product sales....................................  $68,271         $53,475
 Net service sales....................................   12,464          13,928
 Revenues from research and development contracts:
   Related parties....................................    6,326           5,578
   Other..............................................       98             301
                                                        -------         -------
                                                         87,159          73,282
Operating costs and expenses:
 Cost of products sold................................   25,406          18,645
 Cost of services sold................................    7,951           8,709
 Selling, general and administrative..................   24,239          22,293
 Research and development (including research
  and development related to contracts)...............   13,649          12,276
                                                        -------         -------
                                                         71,245          61,923
                                                        -------         -------

Operating income......................................   15,914          11,359

Other income and (expenses):
 Minority interest in net loss of subsidiaries........      365             313
 Equity in net loss of unconsolidated affiliate.......     (949)              -
 Investment income....................................    1,446           3,738
 Interest expense.....................................      (47)           (436)
                                                        -------         -------
                                                            815           3,615
                                                        -------         -------

Income (loss) before income taxes.....................   16,729          14,974
Provision for income taxes............................    6,358          (5,382)
                                                        -------         -------

Net income............................................   10,371           9,592

Allocated tax benefit generated by
 Tissue Repair Division...............................    1,627             285
                                                        -------         -------

Net income attributable to Genzyme
 General Division Stock...............................  $11,998         $ 9,877
                                                        =======         =======

  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
                                                         1995            1994
                                                         ----            ----
Net income attributable to Genzyme
 General Division Stock..............................   $11,998         $ 9,877
                                                        =======         =======

Income per General Division Common and
 common equivalent share:
 Net income (1)......................................   $  0.43         $  0.38
                                                        =======         =======

 Average shares outstanding..........................    27,945          26,045
                                                        =======         =======


Income per General Division Common Share
 assuming full dilution:
 Net income (1)......................................   $  0.40         $  0.35
                                                        =======         =======

 Average fully diluted shares outstanding............    29,970          27,936
                                                        =======         =======

(1) Pro forma for 1994.



  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                         MARCH 31,    DECEMBER 31,
----------------------------------------------------------------------------------------
                                                                  1995            1994
                                                                  ----            ----
                                ASSETS
Current Assets:
 Cash and cash equivalents...............................       $ 12,290        $ 46,549
 Short-term investments..................................          3,547           7,155
 Accounts receivable, less allowance
  for doubtful accounts..................................         73,935          76,641
 Inventories.............................................         41,432          36,764
 Prepaid expenses and other current assets...............         11,521          10,790
 Due from Genzyme Tissue Repair Division.................          2,189             171
 Deferred tax assets - current...........................          4,072           4,072
                                                                --------        --------
   Total current assets..................................        148,986         182,142

Property, plant and equipment, net.......................        307,279         295,346

Other Assets:
 Long-term investments...................................         74,449          74,948
 Note receivable - affiliate.............................          5,212           3,572
 Intangibles, net of accumulated amortization............         28,629          29,303
 Deferred tax assets - noncurrent........................         28,473          28,473
 Other noncurrent assets.................................         22,280          16,360
                                                                --------        --------
                                                                 159,043         152,656
                                                                --------        --------
                                                                $615,308        $630,144
                                                                ========        ========
                    LIABILITIES AND DIVISION EQUITY

Current Liabilities:
 Accounts payable........................................       $ 12,402        $ 20,859
 Accrued expenses........................................         37,395          27,766
 Income taxes payable....................................          4,867           6,523
 Deferred revenue........................................          1,842           2,604
 Current portion of long-term debt and
  capital lease obligations..............................          2,489          41,076
                                                                --------        --------
   Total current liabilities.............................         58,995          98,828

Noncurrent Liabilities:
 Long-term debt and capital lease obligations............        126,623         126,555
 Other noncurrent liabilities............................          8,029           6,800
                                                                --------        --------
                                                                 134,652         133,355

Minority interest in subsidiaries........................          1,981           2,310

Division equity..........................................        419,680         395,651
                                                                --------        --------
                                                                $615,308        $630,144
                                                                ========        ========

  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------------
                                                          1995             1994
                                                          ----             ----
OPERATING ACTIVITIES:
 Net income...........................................  $ 11,998        $   9,877
 Reconciliation of net income to net
  cash from operating activities:
   Depreciation and amortization......................     5,320            3,707
   Provision for bad debts............................     1,044            1,083
   (Gain)/loss on sale of investments.................        85           (1,609)
   Loss on disposal of fixed assets...................         8               61
   Accrued interest/amortization on bonds.............       428           (3,100)
   Minority interest in net loss of subsidiaries......      (365)            (313)
   Equity in net loss of unconsolidated subsidiary....       949                -
   Other..............................................       575               14
   Increase (decrease) in cash from working capital:
     Accounts receivable..............................     3,670           (6,463)
     Inventories......................................    (3,375)          (5,945)
     Prepaid expenses and other current assets........      (523)            (325)
     Accounts payable, accrued expenses
      and deferred revenue............................    (2,178)           4,358
     Due from Genzyme Tissue Repair Division..........    (2,051)               -
                                                        --------        ---------
     Net cash from operating activities...............    15,585            1,345

INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate...............    (4,000)               -
 Loans to affiliate...................................    (1,640)               -
 Purchases of investments.............................       (57)        (182,376)
 Sales and maturities of investments..................     6,460          208,083
 Property, plant and equipment........................   (13,170)         (20,954)
 Other noncurrent assets..............................      (382)            (238)
                                                        --------        ---------
     Net cash from investing activities...............   (12,789)           4,515

FINANCING ACTIVITIES:
 Issuance of common stock.............................     2,920            1,092
 Issuance of common stock by subsidiary...............        73               93
 Issuance of debt.....................................       177              138
 Payments of debt and capital lease obligations.......   (39,110)            (200)
 Net cash to Genzyme..................................         -             (815)
                                                        --------        ---------
     Net cash from financing activities...............   (35,940)             308

Effect of exchange rate changes on cash...............    (1,115)             101
                                                        --------        ---------
Increase (decrease) in cash and cash
 equivalents..........................................   (34,259)           6,269
Cash and cash equivalents, beginning of period........    46,549           22,975
                                                        --------        ---------
Cash and cash equivalents, end of period..............  $ 12,290        $  29,244
                                                        ========        =========
Supplemental cash flow information:
 Cash paid during the period for:
   Interest...........................................  $  1,248        $     559
   Income taxes.......................................     6,258              617

  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

      These unaudited, condensed, combined financial statements should be read in conjunction with the Genzyme Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the financial statements and footnotes for Genzyme General Division included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

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

4. Inventories:
   ------------
                                March 31, 1995   December 31, 1994
                                --------------   -----------------
       Raw Materials............  $ 9,657,000        $14,517,000
       Work-in-process..........   16,118,000          9,227,000
       Finished products........   15,657,000         13,020,000
                                  -----------        -----------
                                  $41,432,000        $36,764,000
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

   International sales represented approximately 42% of product sales for the first quarter of 1995 compared with approximately 33% for the first quarter of 1994. The increase was due primarily to a 69% increase in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme as well as favorable exchange rates.

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

Margins and Operating Expenses
------------------------------

   Total gross margin for the quarters ended March 31, 1995 and 1994 was 59%. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter ended March 31, 1995 declined to 63% from 65% for the same period in 1994 due primarily to lower margins on Ceredase[R] enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994 and a price increase in the first quarter of 1994 prior to the cost increase. Service margins for the three months ended March 31, 1995 decreased to 36% from 37%.

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

Other Income and Expenses
-------------------------

   Investment income for the quarter ended March 31, 1995 totaled $1.4 million, compared with $3.7 million for the same period in 1994 which included gains of $1.6 million on the sales of securities. Excluding the effect of the realized gains, investment income decreased 33% due to lower average cash and investment balances.

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

   The tax provision for the quarter ended March 31, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three months ended March 31, 1995 as compared to 36% for the corresponding period in 1994. The increase was due primarily to the repeal of the Orphan Drug Credit. The allocated tax benefit of $1.6 million generated by GTR reduced the General Division's tax rate to 28%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, the General Division had cash, cash equivalents and investments in marketable securities totaling $90.3 million, a decrease of $38.4 million from December 31, 1994. The General Division repaid a $39.0 million term loan in January 1995. In the first quarter of 1995, the General Division spent $13.2 million on increased manufacturing capacity and invested an additional $4.0 million in an unconsolidated affiliate. These expenditures were financed by operations, $15.6 million, and by the issuance of common stock through exercises of stock options and warrants, $2.9 million.

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

   In January 1995, the General Division renewed its commitment to continue funding, until March 1, 1996, the development of the HAL[TM] products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1994.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------
                                                         1995         1994
                                                         ----         ----
Revenues:
 Net product sales..................................    $ 1,030      $    -

Operating costs and expenses:
 Cost of products sold..............................        725           -
 Selling, general and administrative................      1,752         163
 Research and development...........................      2,814         652
                                                        -------      ------
                                                          5,291         815
                                                        -------      ------

Operating loss......................................     (4,261)       (815)

Investment income...................................        319           -
                                                        -------      ------

Net loss............................................    $(3,942)     $ (815)
                                                        =======      ======
Per Tissue Repair Division Common share:
 Net loss...........................................    $ (0.45)     $(0.25)
                                                        =======      ======

 Average shares outstanding.........................      8,751       3,281
                                                        =======      ======


  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                     MARCH 31,       DECEMBER 31,
----------------------------------------------------------------------------------------
                                                              1995                1994
                                                              ----                -----
ASSETS
Current Assets:
 Cash and cash equivalents..............................     $11,016            $16,993
 Short-term investments.................................       8,981              5,918
 Accounts receivable, less allowance
  for doubtful accounts.................................         727              1,486
 Inventories............................................          84                 76
 Prepaid expenses and other current assets..............         224                284
                                                             -------            -------
   Total current assets.................................      21,032             24,757

Property, plant and equipment, net......................       1,360              1,456

Other Assets:
 Long-term investments..................................       1,982              1,897
 Other noncurrent assets................................         315                325
                                                             -------            -------
                                                               2,297              2,222
                                                             -------            -------
                                                             $24,689            $28,435
                                                             =======            =======
LIABILITIES AND DIVISION EQUITY

Current Liabilities:
 Accounts payable.......................................     $   317            $   528
 Accrued expenses.......................................       1,369              3,220
 Payable to Genzyme General Division....................       2,189                171
 Current portion of capital lease obligations...........         289                281
                                                             -------            -------
   Total current liabilities............................       4,164              4,200

Noncurrent Liabilities:
 Capital lease obligations..............................          98                174
 Other noncurrent liabilities...........................         721                748
                                                             -------            -------
                                                                 819                922

Division equity.........................................      19,706             23,313
                                                             -------            -------
                                                             $24,689            $28,435
                                                             =======            =======


  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                          THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------
                                                          1995        1994
OPERATING ACTIVITIES:
 Net loss...........................................    $ (3,942)     $(815)
 Reconciliation of net loss to net
  cash from operating activities:
   Depreciation and amortization....................         150          -
   Accrued interest/amortization on bonds...........        (158)         -
   Increase (decrease) in cash from working capital:
     Accounts receivable............................         759          -
     Inventories....................................          (9)         -
     Prepaid expenses and other current assets......          60          -
     Accounts payable, accrued expenses
      and deferred revenue..........................      (2,062)         -
     Due to Genzyme General Division................       2,051          -
                                                        --------      -----

     Net cash from operating activities.............      (3,151)      (815)

INVESTING ACTIVITIES:
 Purchases of investments...........................     (10,957)         -
 Sales and maturities of investments................       8,087          -
 Property, plant and equipment......................         (54)         -
 Other noncurrent assets............................          10          -
                                                        --------      -----

     Net cash from investing activities.............      (2,914)         -

FINANCING ACTIVITIES:
 Issuance of TR Stock...............................         182          -
 Payments of capital lease obligations..............         (68)         -
 Net cash from Genzyme..............................           -        815
 Other..............................................         (26)         -
                                                        --------      -----

     Net cash from financing activities.............          88        815
                                                        --------      -----

Increase (decrease) in cash and cash
 equivalents........................................      (5,977)         -
Cash and cash equivalents, beginning of period......      16,993          -
                                                        --------      -----
Cash and cash equivalents, end of period............    $ 11,016      $   -
                                                        ========      =====



   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

      These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the financial statements and footnotes for Genzyme Tissue Repair Division ("GTR") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

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

4. Inventories:
   ------------
                               March 31, 1995   December 31, 1994
                               --------------   -----------------
       Raw Materials.............. $66,000           $55,000
       Work-in-process............  18,000            21,000
                                   -------           -------
                                   $84,000           $76,000
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

RESULTS OF OPERATIONS

Revenue
-------

   Product revenues for the three months ended March 31, 1995 were $1,030,000. Revenues consisted primarily of sales of Epicel[TM] skin grafts which are dependent upon numerous factors, many of which are not in GTR's control and, as a result, GTR expects sales of Epicel[TM] skin grafts to fluctuate from period to period. Also in the first quarter of 1995, initial sales of CarticelSM service, GTR's cartilage repair service, commenced.

Margins and Operating Expenses
------------------------------

   Gross margins for the quarter ended March 31, 1995 were 30%. GTR incurs direct selling, general and administrative expenses as well as a selling, general and administrative charge, based on actual amounts incurred, from the General Division for selling, general and administrative work performed by the General Division on behalf of GTR. Selling, general and administrative expenses for the three months ended March 31, 1995 were $1,752,000 compared to $163,000 for the corresponding period in 1994. The increase was due to increased support of GTR by the General Division and to the acquisition of BioSurface Technology, Inc., in the fourth quarter of 1994.

   GTR incurs direct research and development expenses as well as a charge for research and development and related overhead from the General Division, based on actual amounts incurred, for research and development work performed by the General Division on behalf of GTR. Research and development expenses for the quarter ended March 31, 1995 were $2,814,000 million including $1,758,000 related to the operations of BioSurface. Excluding the effect of BioSurface, research and development expenses increased 62% due primarily to increased outside clinical trials and manufacturing support related to the Vianain[R] programs.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1995, GTR had approximately $22.0 million of cash, cash equivalents and investments in marketable securities, a decrease of $2.8 million from December 31, 1994. The decrease was due to GTR's net loss from operations and working capital requirements. GTR funded working capital requirements through additional amounts payable to the General Division totaling $2.2 million.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q/A, MARCH 31, 1995




                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             GENZYME CORPORATION


DATE: September 13, 1995                     By: /s/David J. McLachlan
                                                -----------------------------
                                                 David J. McLachlan
                                                 Duly Authorized Officer and
                                                  Chief Financial Officer