Form 10-Q/A
period 1995-06-30
GENZYME CORP
filed 1995-09-13
CIK 732485

                                  FORM 10-Q/A
                                  -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               Amendment No. 1 to
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 1995
                                        ------------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                      --------------    --------------

        Commission file number                 0-14680
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

Total number of pages in document - 28
No exhibits filed herewith.

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q/A, JUNE 30, 1995

   This report on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Form 10-Q for the fiscal quarter ended June 30, 1995. The items hereby amended are as follows:

--  Item 1 is deleted in its entirety and replaced with the following.

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q/A, JUNE 30, 1995

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

 GENZYME CORPORATION AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 1995 and 1994.............   4

     Condensed Consolidated Balance Sheets as of June 30,
     1995 and December 31, 1994........................................   6

     Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994...........................   7

     Notes to Unaudited Condensed Consolidated Financial Statements....   8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  10

 GENZYME GENERAL DIVISION

     Condensed Combined Statements of Operations for
     the Three and Six Months Ended June 30, 1995 and 1994.............  13

     Condensed Combined Balance Sheets as of June 30,
     1995 and December 31, 1994........................................  15

     Condensed Combined Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994...........................  16

     Notes to Unaudited Condensed Combined Financial Statements  ......  17

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  19

GENZYME TISSUE REPAIR DIVISION

     Condensed Combined Statements of Operations for
     the Three and Six Months Ended June 30, 1995 and 1994.............  22

     Condensed Combined Balance Sheets as of June 30,
     1995 and December 31, 1994........................................  23

     Condensed Combined Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994...........................  24

     Notes to Unaudited Condensed Combined Financial Statements  ......  25

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  26

Signatures.............................................................  28

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                    JUNE 30,                   JUNE 30,
---------------------------------------------------------------------------------------------------
                                                       1995     1994              1995       1994
                                                     -------   -------          --------   --------
Revenues:
 Net product sales................................   $75,301   $57,510          $144,602   $110,985
 Net service sales................................    11,801    13,079            24,265     27,007
 Revenues from research and development contracts:
   Related parties................................     6,497     4,405            12,823      9,983
   Other..........................................         6       384               104        685
                                                     -------   -------          --------   --------
                                                      93,605    75,378           181,794    148,660
Operating costs and expenses:
 Cost of products sold............................    30,843    22,180            56,974     40,825
 Cost of services sold............................     7,826     8,308            15,777     17,017
 Selling, general and administrative..............    25,902    20,466            51,893     42,922
 Research and development (including research
  and development related to contracts)...........    17,263    13,088            33,726     26,016
                                                     -------   -------          --------   --------
                                                      81,834    64,042           158,370    126,780
                                                     -------   -------          --------   --------

Operating income..................................    11,771    11,336            23,424     21,880

Other income and (expenses):
 Minority interest in net loss of subsidiaries....       501       304               866        617
 Equity in net loss of unconsolidated affiliate...      (793)        -            (1,742)         -
 Investment income................................     1,297     2,038             3,062      5,776
 Interest expense.................................      (173)     (407)             (220)      (843)
                                                     -------   -------          --------   --------
                                                         832     1,935             1,966      5,550
                                                     -------   -------          --------   --------

Income before income taxes........................    12,603    13,271            25,390     27,430
Provision for income taxes........................    (4,663)   (4,778)           (9,394)    (9,875)
                                                     -------   -------          --------   --------

Net income........................................   $ 7,940   $ 8,493          $ 15,996   $ 17,555
                                                     =======   =======          ========   ========


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  JUNE 30,                    JUNE 30,
--------------------------------------------------------------------------------------------------
                                                       1995      1994             1995      1994
                                                       ----      ----             ----      ----
APPLICABLE TO GENZYME GENERAL DIVISION:

 Net income......................................    $10,932    $ 9,110         $21,303    $18,702
 Allocated tax benefit generated by Genzyme
  Tissue Repair Division.........................      2,035        512           3,662        797
                                                     -------    -------         -------    -------
   Net income attributable to General
    Division Stock...............................    $12,967    $ 9,622         $24,965    $19,499
                                                     =======    =======         =======    =======
 Per common and common equivalent share:
  Net income (1).................................    $  0.46    $  0.37         $  0.89    $  0.75
                                                     =======    =======         =======    =======
  Average shares outstanding.....................     28,318     25,930          28,105     25,988
                                                     =======    =======         =======    =======
 Per common share assuming full dilution:
  Net income (1).................................    $  0.43    $  0.35         $  0.83    $  0.70
                                                     =======    =======         =======    =======
  Average fully diluted shares outstanding.......     30,323     27,821          30,235     27,879
                                                     =======    =======         =======    =======

APPLICABLE TO GENZYME TISSUE REPAIR DIVISION:

 Net loss attributable to TR Stock...............    $(5,027)   $(1,129)        $(8,969)   $(1,944)
                                                     =======    =======         =======    =======
 Per common share:
  Net loss.......................................    $ (0.57)   $ (0.34)        $ (1.03)   $ (0.59)
                                                     =======    =======         =======    =======
  Average shares outstanding.....................      8,763      3,292           8,721      3,287
                                                     =======    =======         =======    =======

(1)  General Division 1994 net income per share is pro forma.


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                          JUNE 30,      DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                  1995            1994
                                                                  ----            ----
                                ASSETS
Current Assets:
 Cash and cash equivalents................................      $ 31,548        $ 63,542
 Short-term investments...................................        13,055          13,073
 Accounts receivable, less allowance
  for doubtful accounts...................................        81,238          78,127
 Inventories..............................................        41,986          36,840
 Prepaid expenses and other current assets................        11,935          11,074
 Deferred tax assets - current............................         4,072           4,072
                                                                --------        --------
   Total current assets...................................       183,834         206,728

Property, plant and equipment, net........................       315,662         296,802

Other Assets:
 Long-term investments....................................        58,005          76,845
 Note receivable - related party..........................         1,429           3,572
 Intangibles, net of accumulated amortization.............        27,412          29,303
 Deferred tax assets - noncurrent.........................        28,473          28,473
 Other noncurrent assets..................................        24,065          16,685
                                                                --------        --------
                                                                 139,384         154,878
                                                                --------        --------
                                                                $638,880        $658,408
                                                                ========        ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.........................................      $ 10,583        $ 21,387
 Accrued expenses.........................................        33,468          30,986
 Income taxes payable.....................................         1,359           6,523
 Deferred revenue.........................................         2,601           2,604
 Current portion of long-term debt and
  capital lease obligations...............................           927          41,357
                                                                --------        --------
   Total current liabilities..............................        48,938         102,857

Noncurrent Liabilities:
 Long-term debt and capital lease obligations.............       128,321         126,729
 Other noncurrent liabilities.............................         8,759           7,548
                                                                --------        --------
                                                                 137,080         134,277

Minority interest in subsidiaries.........................         1,554           2,310

Stockholders' Equity:
 General Division Stock, $.01 par value...................           267             264
 TR Stock, $.01 par value.................................            88              87
 Treasury Stock - at cost.................................          (825)           (755)
 Additional paid-in capital...............................       477,899         470,826
 Accumulated deficit......................................       (22,812)        (38,808)
 Other equity adjustments.................................        (3,309)        (12,650)
                                                                --------        --------
                                                                 451,308         418,964
                                                                --------        --------
                                                                $638,880        $658,408
                                                                ========        ========

  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                  SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------
                                                          1995            1994
                                                          ----            ----
OPERATING ACTIVITIES:
 Net income.........................................    $ 15,996       $  17,555
 Reconciliation of net income to net
  cash from operating activities:
   Depreciation and amortization....................      11,595           8,240
   Provision for bad debts..........................       3,699           2,483
   (Gain)/loss on sale of investments...............         110          (1,591)
   Loss on disposal of fixed assets.................          32               -
   Accrued interest/amortization on bonds...........         514          (2,795)
   Minority interest in net loss of subsidiaries....        (866)           (616)
   Equity in net loss of unconsolidated affiliate...       1,742               -
   Other............................................       1,173              11
   Decrease in cash from working capital:
     Accounts receivable............................      (4,363)         (9,550)
     Inventories....................................      (4,183)         (7,524)
     Prepaid expenses and other current assets......        (710)           (696)
     Accounts payable, accrued expenses
      and deferred revenue..........................     (14,738)         (4,258)
                                                        --------       ---------
     Net cash from operating activities.............      10,001           1,259

INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate.............      (4,000)              -
 Loans to related parties...........................      (1,857)              -
 Purchases of investments...........................     (22,027)       (219,636)
 Sales and maturities of investments................      45,918         246,723
 Property, plant and equipment......................     (25,675)        (68,940)
 Other noncurrent assets............................        (541)          2,901
                                                        --------       ---------
     Net cash from investing activities.............      (8,182)        (38,952)

FINANCING ACTIVITIES:
 Issuance of common stock...........................       6,846           2,581
 Issuance of common stock by subsidiary.............         260               -
 Issuance of debt...................................          77          21,614
 Payments of debt and capital lease obligations.....     (39,341)           (360)
                                                        --------       ---------
     Net cash from financing activities.............     (32,158)         23,835

Effect of exchange rate changes on cash.............      (1,655)           (700)
                                                        --------       ---------
Decrease in cash and cash equivalents...............     (31,994)        (14,558)
Cash and cash equivalents, beginning of period......      63,542          22,975
                                                        --------       ---------
Cash and cash equivalents, end of period............    $ 31,548       $   8,417
                                                        ========       =========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest.........................................    $  5,197       $   4,444
   Income taxes.....................................      14,405           7,050

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

                      GENZYME CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

Revenue
-------

Total revenues for the three and six months ended June 30, 1995 were $93.6 million and $181.8 million, respectively, an increase of 24% and 22%, respectively, over the corresponding periods in 1994. Product and service revenues were $87.1 million and $168.9 million, respectively, an increase of 23% and 22% over the same periods in 1994. Product revenues increased 31% to $75.3 million for the second quarter, and 30% to $144.6 million for the six months ended June 30, 1995, reflecting sales increases in the Therapeutics, Diagnostic Products and Pharmaceuticals businesses of 26%, 26% and 78%, respectively, for the second quarter and 28%, 20% and 53%, respectively, for the six months ended June 30, 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. The increase in Diagnostic Product sales resulted from sales increases across most product lines including a doubling in revenues from sales of Direct LDL tests. The increase in Pharmaceutical sales resulted from the operations of a Swiss company acquired in July 1994. Diagnostic Service revenues for the second quarter and six months ended June 30, 1995 declined 10% to $11.8 million and $24.3 million, respectively, resulting primarily from the divestiture of two small genetic diagnostic laboratories and a decline in identity testing revenues.

   International sales represented approximately 41% and 42%, respectively, of product sales for the second quarter and six months ended June 30, 1995 compared with approximately 34% for the second quarter and six months ended June 30, 1994. The increase was due primarily to increases of 56% and 62%, respectively, for the quarter and six months ended June 30, 1995, in the combined international sales of Ceredase[R]/Cerezyme[TM] enzyme as well as favorable exchange rates.

   Revenues from research and development contracts for the three and six months ended June 30, 1995 were $6.5 million and $12.9 million, respectively, an increase of 36% and 21%, respectively, from the corresponding periods in 1994. Revenues from Neozyme II increased 49% to $6.0 million for the second quarter of 1995 due primarily to increased activity relating to collaborations with third parties. For the six months ended June 30, 1995, revenues from Neozyme II increased 40% to $11.7 million. In the first quarter of 1994, the Surgical Aids Partnership provided revenues to Genzyme of $0.9 million thereby exhausting the funds it had available for the funding of the HAL[TM] products. In the first six months of 1994, consolidation of the operations of Genzyme Transgenics Corporation ("GTC") provided $1.3 million of reported revenues from research and development contracts. Beginning in the fourth quarter of 1994, the Company accounts for GTC using the equity method of accounting and, accordingly, no longer reports GTC's revenue from research and development contracts.

Margins and Operating Expenses
------------------------------

   Total gross margin for the quarter and six months ended June 30, 1995 was 56% and 57%, respectively, as compared to 57% and 58%, respectively, for the same periods in 1994. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three and six months ended June 30, 1995 declined to 59% and 61%, respectively, from 61% and 63%, respectively, for the same periods in 1994 due primarily to a provision for obsolete Fine Chemicals inventory as the Company concentrates upon the Pharmaceuticals business. Diagnostic Service margins for the three and six months ended June 30, 1995 decreased to 34% and 35%, respectively, from 36% and 37%, respectively, due to high fixed costs associated with identity testing which experienced a decline in revenues relative to the same periods in 1994.

   Selling, general and administrative expenses for the three and six months ended June 30, 1995 were $25.9 million and $51.9 million, respectively, compared to $20.5 million and $42.9 million for the same periods in 1994. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing expenses associated with various operations acquired or established in 1994. As a percentage of total revenues, selling, general and administrative expenses for the three and six months ended June 30, 1995 were 28% and 29%, respectively, compared to 27% and 29%, respectively, for the corresponding periods in 1994.

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

Other Income and Expenses
-------------------------

   Investment income for the quarter and six months ended June 30, 1995 totaled $1.3 million and $3.1 million, respectively, compared with $2.0 million and $5.8 million, respectively, for the same periods in 1994. Investment income for the three and six months ended June 30, 1995 includes losses on the sales of securities of $25,000 and $110,000, respectively, as compared to losses of $18,000 and gains of $1.6 million, respectively, on the sales of securities for the corresponding periods in 1994. Excluding the effect of these realized gains and losses, investment income for the six months ended June 30, 1995 decreased 24% due to lower average cash and investment balances.

   Interest expense for the quarter and six months ended June 30, 1995 was $173,000 and $220,000, respectively, net of capitalized interest on construction in progress of $2.3 million and $4.8 million, respectively. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $1.7 million and $3.4 million, respectively, equal to the amount incurred in the same periods in 1994. The Company also incurred interest expense for the three and six months ended June 30, 1995 of $0.4 million and $0.8 million, respectively, related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million and $0.2 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

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

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1995, Genzyme had cash, cash equivalents and investments in marketable securities totaling $102.6 million, a decrease of $50.9 million from December 31, 1994. The Company repaid a $39.0 million term loan in January 1995. In the six months ended June 30, 1995, Genzyme spent $25.7 million on increased manufacturing capacity and invested an additional $4.0 million in GTC, an unconsolidated affiliate. These expenditures were financed partially by operations, $10.0 million, and by the issuance of common stock through exercises of stock options and warrants, $7.1 million.

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

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                       JUNE 30,                 JUNE 30,
----------------------------------------------------------------------------------------------------
                                                         1995       1994          1995        1994
                                                         ----       ----          ----        ----
Revenues:
 Net product sales................................      $74,054    $57,510      $142,325    $110,985
 Net service sales................................       11,801     13,079        24,265      27,007
 Revenues from research and development contracts:
   Related parties................................        6,497      4,405        12,823       9,983
   Other..........................................            6        384           104         685
                                                        -------    -------      --------    --------
                                                         92,358     75,378       179,517     148,660
Operating costs and expenses:
 Cost of products sold............................       29,963     22,180        55,369      40,825
 Cost of services sold............................        7,826      8,308        15,777      17,017
 Selling, general and administrative..............       23,361     20,240        47,600      42,533
 Research and development (including research
  and development related to contracts)...........       14,148     12,185        27,797      24,461
                                                        -------    -------      --------    --------
                                                         75,298     62,913       146,543     124,836
                                                        -------    -------      --------    --------

Operating income..................................       17,060     12,465        32,974      23,824

Other income and (expenses)
 Minority interest in net loss of subsidiaries....          501        304           866         617
 Equity in net loss of unconsolidated affiliate...         (793)         -        (1,742)          -
 Investment income................................        1,035      2,038         2,481       5,776
 Interest expense.................................         (173)      (407)         (220)       (843)
                                                        -------    -------      --------    --------
                                                            570      1,935         1,385       5,550
                                                        -------    -------      --------    --------

Income before income taxes........................       17,630     14,400        34,359      29,374
Provision for income taxes........................       (6,698)    (5,290)      (13,056)    (10,672)
                                                        -------    -------      --------    --------

Net income........................................       10,932      9,110        21,303      18,702

Allocated tax benefit generated by
 Tissue Repair Division...........................        2,035        512         3,662         797
                                                        -------    -------      --------    --------

Net income attributable to Genzyme
 General Division Stock...........................      $12,967    $ 9,622      $ 24,965    $ 19,499
                                                        =======    =======      ========    ========

  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     JUNE 30,              JUNE 30,
--------------------------------------------------------------------------------------------------
                                                          1995     1994           1995     1994
                                                          ----     ----           ----     ----
Net income attributable to Genzyme
 General Division Stock.........................        $12,967   $ 9,622       $24,965   $19,499
                                                        =======   =======       =======   =======

Income per General Division common and
 common equivalent share:
 Net income (1).................................        $  0.46   $  0.37       $  0.89   $  0.75
                                                        =======   =======       =======   =======

 Average shares outstanding.....................         28,318    25,930        28,105    25,988
                                                        =======   =======       =======   =======


Income per General Division Common Share
 assuming full dilution:
 Net income (1).................................        $  0.43   $  0.35       $  0.83   $  0.70
                                                        =======   =======       =======   =======

 Average fully diluted shares outstanding.......         30,323    27,821        30,235    27,879
                                                        =======   =======       =======   =======


(1) Pro forma for 1994.



  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS),                                          JUNE 30,    DECEMBER 31,
-----------------------------------------------------------------------------------------
                                                                  1995           1994
                                                                  ----           ----
                                ASSETS
Current Assets:
 Cash and cash equivalents...............................       $ 26,286        $ 46,549
 Short-term investments..................................          4,051           7,155
 Accounts receivable, less allowance
  for doubtful accounts..................................         80,243          76,641
 Inventories.............................................         41,876          36,764
 Prepaid expenses and other current assets...............         11,747          10,790
 Due from Genzyme Tissue Repair Division.................            826             171
 Deferred tax assets - current...........................          4,072           4,072
                                                                --------        --------
   Total current assets..................................        169,101         182,142

Property, plant and equipment, net.......................        314,360         295,346

Other Assets:
 Long-term investments...................................         56,031          74,948
 Note receivable - affiliate.............................          1,429           3,572
 Intangibles, net of accumulated amortization............         27,412          29,303
 Deferred tax assets - noncurrent........................         28,473          28,473
 Other noncurrent assets.................................         23,748          16,360
                                                                --------        --------
                                                                 137,093         152,656
                                                                --------        --------
                                                                $620,554        $630,144
                                                                ========        ========
                        LIABILITIES AND DIVISION EQUITY

Current Liabilities:
 Accounts payable........................................       $  9,807        $ 20,859
 Accrued expenses........................................         31,884          27,766
 Income taxes payable....................................          1,359           6,523
 Deferred revenue........................................          2,601           2,604
 Current portion of long-term debt and
  capital lease obligations..............................            630          41,076
                                                                --------        --------
   Total current liabilities.............................         46,281          98,828

Noncurrent Liabilities:
 Long-term debt and capital lease obligations............        128,302         126,555
 Other noncurrent liabilities............................          8,031           6,800
                                                                --------        --------
                                                                 136,333         133,355

Minority interest in subsidiaries........................          1,554           2,310

Division equity..........................................        436,386         395,651
                                                                --------        --------
                                                                $620,554        $630,144
                                                                ========        ========


  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                  SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------
                                                          1995             1994
                                                          ----             ----
OPERATING ACTIVITIES:
 Net income...........................................  $ 24,965        $  19,499
 Reconciliation of net income to net
  cash from operating activities:
   Depreciation and amortization......................    11,282            8,240
   Provision for bad debts............................     3,699            2,483
   (Gain)/loss on sale of investments.................       110           (1,591)
   Loss on disposal of fixed assets...................        32                -
   Accrued interest/amortization on bonds.............       613           (2,795)
   Minority interest in net loss of subsidiaries......      (866)            (616)
   Equity in net loss of unconsolidated affiliate.....     1,742                -
   Other..............................................     1,173               11
   Decrease in cash from working capital:
     Accounts receivable..............................    (4,854)          (9,550)
     Inventories......................................    (4,149)          (7,524)
     Prepaid expenses and other current assets........      (806)            (696)
     Accounts payable, accrued expenses
      and deferred revenue............................   (13,350)          (4,258)
     Due from Genzyme Tissue Repair Division..........      (655)               -
                                                        --------        ---------
     Net cash from operating activities...............    18,936            3,203

INVESTING ACTIVITIES:
 Investment in unconsolidated affiliate...............    (4,000)               -
 Loans to affiliate...................................    (1,857)               -
 Purchases of investments.............................   (11,070)        (219,636)
 Sales and maturities of investments..................    37,831          246,723
 Property, plant and equipment........................   (25,516)         (68,940)
 Other noncurrent assets..............................      (549)           2,901
                                                        --------        ---------
     Net cash from investing activities...............    (5,161)         (38,952)
                                                        --------        ---------

FINANCING ACTIVITIES:
 Issuance of General Division Common Stock............     6,461            2,581
 Issuance of common stock by subsidiary...............       260                -
 Issuance of debt.....................................        77           21,614
 Payments of debt and capital lease obligations.......   (39,181)            (388)
 Net cash to Genzyme..................................         -               28
                                                        --------        ---------
     Net cash from financing activities...............   (32,383)          23,835

Effect of exchange rate changes on cash...............    (1,655)            (700)
                                                        --------        ---------
Decrease in cash and cash equivalents.................   (20,263)         (12,614)
Cash and cash equivalents, beginning of period........    46,549           22,975
                                                        --------        ---------
Cash and cash equivalents, end of period..............  $ 26,286        $  10,361
                                                        ========        =========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest...........................................  $  5,173        $   4,444
   Income taxes.......................................    14,405            7,050

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

4. Inventories:
   ------------
                                       June 30, 1995  December 31, 1994
                                       -------------  -----------------
       Raw Materials..............      $10,292,000       $14,517,000
       Work-in-process............       14,343,000         9,226,000
       Finished products..........       17,241,000        13,021,000
                                        -----------       -----------
                                        $41,876,000       $36,764,000
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

RESULTS OF OPERATIONS

Revenue
-------

Total revenues for the three and six months ended June 30, 1995 were $92.4 million and $179.5 million, respectively, compared to $75.4 million and $148.7 million, respectively, for the corresponding periods in 1994. Product and service revenues were $85.9 million and $166.6 million, respectively, an increase of 22% and 21%, respectively, over the same periods in 1994. Product revenues increased 29% to $74.1 million for the second quarter, and 28% to $142.3 million for the six months ended June 30, 1995, reflecting sales increases in the Therapeutics, Diagnostic Products and Pharmaceuticals businesses of 26%, 26% and 78%, respectively, for the second quarter and 28%, 20% and 53%, respectively, for the six months ended June 30, 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in the second quarter of 1994, of Cerezyme[TM] enzyme, the recombinant form of Ceredase[R] enzyme. The increase in Diagnostic Product sales resulted from sales increases across most product lines including a doubling in revenues from sales of Direct LDL tests. The increase in Pharmaceutical sales resulted from the operations of a Swiss company acquired in July 1994. Diagnostic Service revenues for the second quarter and six months ended June 30, 1995 declined 10% to $11.8 million and $24.3 million, respectively, resulting primarily from the divestiture of two small genetic diagnostic laboratories and a decline in identity testing revenues.

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

   Revenues from research and development contracts for the three and six months ended June 30, 1995 were $6.5 million and $12.9 million, respectively, an increase of 36% and 21%, respectively, from the corresponding periods in 1994. Revenues from Neozyme II increased 49% to $6.0 million for the second quarter of 1995 due primarily to increased activity relating to collaborations with third parties. For the six months ended June 30, 1995, revenues from Neozyme II increased 40% to $11.7 million. In the first quarter of 1994, the Surgical Aids Partnership provided revenues to the General Division of $0.9 million thereby exhausting the funds it had available for the funding of the HAL[TM] products. In the first six months of 1994, consolidation of the operations of Genzyme Transgenics Corporation ("GTC") provided $1.3 million of reported revenues from research and development contracts. Beginning in the fourth quarter of 1994, the Division accounts for GTC using the equity method of accounting and, accordingly, no longer reports GTC's revenue from research and development contracts.

Margins and Operating Expenses
------------------------------

   Total gross margin for the three and six months ended June 30, 1995 was 56% and 57%, respectively, compared to 57% and 58%, respectively, for the corresponding periods in 1994. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three and six months ended June 30, 1995 declined to 60% and 61%, respectively, from 61% and 63%, respectively, for the same periods in 1994 due primarily to a provision for obsolete Fine Chemicals inventory as the Company concentrates upon the Pharmaceuticals business. Diagnostic Service margins for the three and six months ended June 30, 1995 decreased to 34% and 35%, respectively, from 36% and 37%, respectively, due to high fixed costs associated with identity testing which experienced a decline in revenues relative to the same periods in 1994.

   Selling, general and administrative expenses for the three and six months ended June 30, 1995 were $23.4 million and $47.6 million, respectively, compared to $20.2 million and $42.5 million, respectively, for the same periods in 1994. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing expenses associated with operations acquired or established in 1994. As a percentage of total revenues, selling, general and administrative expenses for the six months ended June 30, 1995 were 25% and 27%, respectively, compared to 27% and 29%, respectively, for the corresponding periods in 1994.

   Research and development expenses for the three and six months ended June 30, 1995 were $14.1 million and $27.8 million, respectively, compared to $12.2 million and $24.5 million, respectively, for the same periods in 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

Other Income and Expenses
-------------------------

   Investment income for the quarter and six months ended June 30, 1995 totaled $1.0 million and $2.5 million, respectively, compared with $2.0 million and $5.8 million, respectively, for the same periods in 1994. Investment income for the three and six months ended June 30, 1995 includes losses on the sales of securities of $25,000 and $110,000, respectively, as compared to losses of $18,000 and gains of $1.6 million, respectively, on the sales of securities for the corresponding periods in 1994. Excluding the effect of these realized gains and losses, investment income for the six months ended June 30, 1995 decreased 38% due to lower average cash and investment balances.

   Interest expense for the quarter and six months ended June 30, 1995 was $173,000 and $220,000, respectively, net of capitalized interest on construction in progress of $2.3 million and $4.8 million, respectively. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $1.7 million and $3.4 million, respectively, equal to the amount incurred in the same periods in 1994. The General Division also incurred interest expense for the three and six months ended June 30, 1995 of $0.4 million and $0.8 million, respectively, related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million and $0.2 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the General Division had cash, cash equivalents and investments in marketable securities totaling $86.4 million, a decrease of $42.3 million from December 31, 1994. The General Division repaid a $39.0 million term loan in January 1995. In the six months ended June 30, 1995, the General Division spent $25.5 million on increased manufacturing capacity and invested an additional $4.0 million in GTC, an unconsolidated affiliate. These expenditures were financed primarily by operations, $18.9 million, and by the issuance of common stock through exercises of stock options and warrants, $6.7 million.

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

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     JUNE 30,                JUNE 30,
-------------------------------------------------------------------------------------------------
                                                          1995     1994           1995     1994
                                                          ----     ----           ----     ----
Revenues:
 Net product sales..............................        $ 1,247   $     -       $ 2,277   $     -

Operating costs and expenses:
 Cost of products sold..........................            880         -         1,605         -
 Selling, general and administrative............          2,541       226         4,293       389
 Research and development.......................          3,115       903         5,929     1,555
                                                        -------   -------       -------   -------
                                                          6,536     1,129        11,827     1,944
                                                        -------   -------       -------   -------

Operating loss..................................         (5,289)   (1,129)       (9,550)   (1,944)

Investment income...............................            262         -           581         -
                                                        -------   -------       -------   -------

Net loss........................................        $(5,027)  $(1,129)      $(8,969)  $(1,944)
                                                        =======   =======       =======   =======

Per Tissue Repair Division Common share:
 Net loss.......................................        $ (0.57)  $ (0.34)      $ (1.03)  $ (0.59)
                                                        =======   =======       =======   =======
 Average shares outstanding.....................          8,763     3,292         8,721     3,287
                                                        =======   =======       =======   =======


  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                         JUNE 30,      DECEMBER 31,
-----------------------------------------------------------------------------------------
                                                                 1995            1994
                                                                 ----            ----
                                ASSETS
Current Assets:
 Cash and cash equivalents...............................       $ 5,262         $16,993
 Short-term investments..................................         9,004           5,918
 Accounts receivable, less allowance
  for doubtful accounts..................................           995           1,486
 Inventories.............................................           110              76
 Prepaid expenses and other current assets...............           188             284
                                                                -------         -------
   Total current assets..................................        15,559          24,757

Property, plant and equipment, net.......................         1,302           1,456

Other Assets:
 Long-term investments...................................         1,974           1,897
 Other noncurrent assets.................................           317             325
                                                                -------         -------
                                                                  2,291           2,222
                                                                -------         -------
                                                                $19,152         $28,435
                                                                =======         =======
                LIABILITIES AND DIVISION EQUITY

Current Liabilities:
 Accounts payable........................................       $   776         $   528
 Accrued expenses........................................         1,584           3,220
 Payable to Genzyme General Division.....................           826             171
 Current portion of capital lease obligations............           297             281
                                                                -------         -------
   Total current liabilities.............................         3,483           4,200

Noncurrent Liabilities:
 Capital lease obligations...............................            19             174
 Other noncurrent liabilities............................           728             748
                                                                -------         -------
                                                                    747             922

Division equity..........................................        14,922          23,313
                                                                -------         -------
                                                                $19,152         $28,435
                                                                =======         =======

  The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                           SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------
                                                          1995        1994
                                                          ----        ----
OPERATING ACTIVITIES:
 Net loss.............................................. $ (8,969)   $(1,944)
 Reconciliation of net loss to net
  cash from operating activities:
   Depreciation and amortization.......................      313          -
   Accrued interest/amortization on bonds..............      (99)         -
   Increase (decrease) in cash from working capital:
     Accounts receivable...............................      491          -
     Inventories.......................................      (34)         -
     Prepaid expenses and other current assets.........       96          -
     Accounts payable, accrued expenses
      and deferred revenue.............................   (1,388)         -
     Due to Genzyme General Division...................      655          -
                                                        --------    -------

     Net cash from operating activities................   (8,935)    (1,944)

INVESTING ACTIVITIES:
 Purchases of investments..............................  (10,957)         -
 Sales and maturities of investments...................    8,087          -
 Property, plant and equipment.........................     (159)         -
 Other noncurrent assets...............................        8          -
                                                        --------    -------

     Net cash from investing activities................   (3,021)         -

FINANCING ACTIVITIES:
 Issuance of TR Stock..................................      385          -
 Payments of capital lease obligations.................     (139)         -
 Net cash from Genzyme.................................        -      1,944
 Other.................................................      (21)         -
                                                        --------    -------

     Net cash from financing activities................      225      1,944
                                                        --------    -------

Decrease in cash and cash equivalents .................  (11,731)         -
Cash and cash equivalents, beginning of period.........   16,993          -
                                                        --------    -------
Cash and cash equivalents, end of period............... $  5,262    $     -
                                                        ========    =======
Supplemental Cash Flow Information:
 Cash paid during the period for interest.............. $     24    $     -


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

4. Inventories:
   ------------
                                     June 30, 1995   December 31, 1994
                                     -------------   -----------------
       Raw Materials..............      $ 79,000          $55,000
       Work-in-process............        31,000           21,000
                                        --------          -------
                                        $110,000          $76,000
                                        ========          =======

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

RESULTS OF OPERATIONS

Revenue
-------

   Product revenues for the three and six months ended June 30, 1995 were $1,247,000 and $2,277,000, respectively. Product revenues related solely to the operations of BioSurface Technology, Inc., ("BioSurface") acquired in the fourth quarter of 1994. Revenues consisted primarily of sales of EpicelSM skin grafts which are dependent upon numerous factors, many of which are not in GTR's control. As a result, GTR expects sales of EpicelSM skin grafts to fluctuate from period to period. Revenues also included $30,000 and $40,000, respectively, for the three and six months ended June 30, 1995 from the sales of CarticelSM Service, GTR's cartilage repair service, which commenced in the first quarter of 1995.

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

   GTR incurs direct research and development expenses as well as a charge for research and development work performed by the General Division on behalf of GTR. Research and development expenses for the quarter and six months ended June 30, 1995 were $3,115,000 and $5,929,000, respectively, compared to $903,000 and $1,555,000, respectively, for the corresponding periods in 1994. Research and development expenses related to the operations of BioSurface were $1,732,000 and $3,490,000, respectively, for the quarter and six months ended June 30, 1995. Excluding the effect of BioSurface, research and development expenses increased 53% and 57%, respectively, for the quarter and six months ended June 30, 1995 due primarily to increased outside clinical trials and manufacturing support related to the Vianain[R] programs.

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

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q/A, JUNE 30, 1995


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