Form 10-Q
period 1995-09-30
GENZYME CORP
filed 1995-11-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q
                                   ---------

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1995
                                              _________________________________
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from______________ to ________

                                                            0-14680
                 Commission file number________________________________________


                              GENZYME CORPORATION
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)



      Massachusetts                                           06-1047163
________________________________________________________________________________
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


 One Kendall Square, Cambridge, Massachusetts                        02139
________________________________________________________________________________
    (Address of principal executive offices)                      (zip code)


                                 (617) 252-7500
________________________________________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X                 No
                                                -------                -------
The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995:

                  Class                        Outstanding at October 31, 1995:
                  -----                        --------------------------------
General Division Common Stock,
 $0.01 par value ("General Division Stock")                 30,964,056

Tissue Repair Division Common Stock,
 $0.01 par value ("TR Stock")                               12,010,873



Total number of pages in document - 34
Exhibit index located on page - 29

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1995



                               TABLE OF CONTENTS
,
                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Unaudited Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES

      Consolidated Statements of Operations for the
      Three and Nine Months Ended September 30, 1995 and 1994...........    3

      Consolidated Balance Sheets as of September 30,
      1995 and December 31, 1994........................................    5

      Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1995 and 1994.....................    6

      Notes to Unaudited Consolidated Financial Statements..............    7

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................    9

  GENZYME GENERAL DIVISION

      Combined Statements of Operations for the
      Three and Nine Months Ended September 30, 1995 and 1994...........   12

      Combined Balance Sheets as of September 30,
      1995 and December 31, 1994........................................   14

      Combined Statements of Cash Flows for the
      Nine Months Ended September 30, 1995 and 1994 ....................   15

      Notes to Unaudited Combined Financial Statements..................   16

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   18

  GENZYME TISSUE REPAIR DIVISION

      Combined Statements of Operations for
      the Three and Nine Months Ended September 30, 1995 and 1994.......   21

      Combined Balance Sheets as of September 30,
      1995 and December 31, 1994........................................   22

      Combined Statements of Cash Flows for the
      Nine Months Ended September 30, 1995 and 1994.....................   23

      Notes to Unaudited Combined Financial Statements..................   24

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   25

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   27

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.............................   27

Signatures..............................................................   28


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            Three Months Ended     Nine Months Ended
(Dollars in thousands)                        September 30,          September 30,
--------------------------------------------------------------------------------------
                                                   1995      1994      1995      1994
                                                   ----      ----      ----      ----
Revenues:
  Net product sales............................  $78,484   $62,514   $223,086  $173,499
  Net service sales............................   11,196    11,181     35,461    38,188
  Revenues from research and development
    contracts - related parties................    6,239     5,485     19,166    16,153
                                                 -------   -------   --------  --------
                                                  95,919    79,180    277,713   227,840
Operating costs and expenses:
  Cost of products sold........................   28,919    24,705     85,893    65,530
  Cost of services sold........................    7,576     7,583     23,353    24,600
  Selling, general and administrative..........   27,549    21,328     79,442    64,250
  Research and development (including research
   and development related to contracts).......   17,205    13,444     50,931    39,460
                                                 -------   -------   --------  --------
                                                  81,249    67,060    239,619   193,840
                                                 -------   -------   --------  --------

Operating income...............................   14,670    12,120     38,094    34,000

Other income and (expenses):
  Minority interest in net loss of
   subsidiaries................................      742       599      1,608     1,216
  Equity in net income (loss) of unconsolidated
    affiliate..................................      535        -      (1,207)      -
  Investment income............................    1,566     1,529      4,628     7,305
  Interest expense.............................     (512)     (815)      (732)   (1,658)
                                                 -------   -------   --------  --------
                                                   2,331     1,313      4,297     6,863
                                                 -------   -------   --------  --------

Income before income taxes.....................   17,001    13,433     42,391    40,863
Provision for income taxes.....................   (6,291)   (4,427)   (15,685)  (14,302)
                                                 -------   -------   --------  --------

Net income.....................................  $10,710   $ 9,006   $ 26,706  $ 26,561
                                                 =======   =======   ========  ========



 The accompanying notes are an integral part of these unaudited, consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

                                                 Three Months Ended     Nine Months Ended
(In thousands, except per share amounts)             September 30,       September 30,
--------------------------------------------------------------------------------------------
                                                       1995       1994      1995      1994
                                                       ----       ----      ----      ----
APPLICABLE TO GENZYME GENERAL DIVISION:

 Net income......................................     $13,877   $ 9,631  $ 35,180   $28,333
 Allocated tax benefit generated by Genzyme
  Tissue Repair Division.........................       2,215       434     5,877     1,231
                                                      -------   -------   -------   -------
   Net income attributable to General
    Division Stock...............................     $16,092   $10,065  $ 41,057   $29,564
                                                      =======   =======  ========   =======

 Per common and common equivalent share:
   Net income (1)................................       $0.53     $0.38     $1.42     $1.13
                                                        =====     =====     =====     =====

   Average shares outstanding....................      30,279    26,374    28,816    26,117
                                                       ======    ======    ======    ======

 Per common share assuming full dilution:
   Net income (1)................................       $0.49     $0.35     $1.30     $1.05
                                                        =====     =====     =====     =====

   Average fully diluted shares outstanding ......     32,896    28,570    31,671    28,109
                                                       ======    ======    ======    ======


APPLICABLE TO GENZYME TISSUE REPAIR DIVISION:

 Net loss attributable to TR Stock...............     $(5,382)  $(1,059) $(14,351)  $(3,003)
                                                      =======   =======  ========   =======

 Per common share:
   Net loss......................................      $(0.59)   $(0.32)   $(1.62)   $(0.91)
                                                       ======    ======    ======    ======

   Average shares outstanding.....................      9,171     3,302     8,871     3,291
                                                        =====     =====     =====     =====

(1)  General Division 1994 net income per share is pro forma.




 The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)                                 September 30,  December 31,
----------------------------------------------------------------------------------
                                                                1995       1994
                                                                ----       ----
                             ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 98,583   $ 63,542
  Short-term investments....................................     8,026     13,073
  Accounts receivable, less allowance
   for doubtful accounts....................................    84,094     78,127
  Inventories...............................................    46,385     36,840
  Prepaid expenses and other current assets.................    12,279     11,074
  Deferred tax assets - current.............................     4,072      4,072
                                                              --------   --------
      Total current assets..................................   253,439    206,728

  Property, plant and equipment, net........................   321,520    296,802

Other Assets:
  Long-term invesments......................................    57,873     76,845
  Note receivable - related party...........................     1,429      3,572
  Intangibles, net of accumulated amortization..............    26,257     29,303
  Deferred tax assets - noncurrent..........................    28,473     28,473
  Other noncurrent assets...................................    27,901     16,685
                                                              --------   --------
                                                               141,933    154,878
                                                              --------   --------
                                                              $716,892   $658,408
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...........................................  $ 11,422   $ 21,387
 Accrued expenses...........................................    37,340     30,986
 Income taxes payable.......................................     3,393      6,523
 Deferred revenue...........................................     2,016      2,604
 Current portion of long-term debt and
  capital lease obligations.................................       888     41,357
                                                              --------   --------
   Total current liabilities................................    55,059    102,857

Noncurrent Liabilities:
 Long-term debt and capital lease obligations...............   126,258    126,729
 Other noncurrent liabilities...............................     8,834      7,548
                                                              --------   --------
                                                               135,092    134,277

Minority interest in subsidiaries...........................     1,510      2,310

Stockholders' Equity:
 General Division Stock, $.01 par value.....................       272        264
 TR Stock, $.01 par value...................................       120         87
 Treasury Stock - at cost...................................      (881)      (755)
 Additional paid-in capital.................................   540,386    470,826
 Accumulated deficit........................................   (12,102)   (38,808)
 Other equity adjustments...................................    (2,564)   (12,650)
                                                              --------   --------
                                                               525,231    418,964
                                                              --------   --------
                                                              $716,892   $658,408
                                                              ========   ========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)                      Nine Months Ended September 30,
 ---------------------------------------------------------------------------
                                                           1995      1994
                                                           ----      ----
OPERATING ACTIVITIES:
  Net income.........................................   $ 26,706  $ 26,561
  Reconciliation of net income to net
   cash from operating activities:
    Depreciation and amortization....................     16,840    12,995
    Provision for bad debts..........................      3,453     3,139
    (Gain)/loss on sale of investments...............        110    (1,444)
    Accrued interest/amortization on bonds...........        731    (2,327)
    Minority interest in net loss of subsidiaries....     (1,608)   (1,217)
    Equity in net loss of unconsolidated affiliate...      1,208        -
    Other ...........................................      1,285        77
    Decrease in cash from working capital:
     Accounts receivable.............................     (8,075)  (14,900)
     Inventories.....................................     (8,842)   (7,654)
     Prepaid expenses and other current assets.......     (1,126)     (622)
     Accounts payable, accrued expenses
      and deferred revenue...........................     (7,911)     (795)
                                                        --------  --------
     Net cash from operating activities..............     22,771    13,813
                                                        --------  --------
INVESTING ACTIVITIES:
  Investment in unconsolidated affiliate.............     (4,000)      --
  Loans to related parties...........................     (1,857)      --
  Purchases of investments...........................    (21,571) (220,295)
  Sales and maturities of investments................     50,029   255,855
  Property, plant and equipment......................    (36,013)  (85,703)
  Other noncurrent assets............................       (563)   (2,353)
                                                        --------  --------
    Net cash from investing activities...............    (13,975)  (52,496)
                                                        --------  --------
FINANCING ACTIVITIES:
  Issuance of common stock...........................     68,132     5,691
  Issuance of common stock by subsidiaries...........    479,258       258
  Issuance of debt...................................         77    21,803
  Payments of debt and capital lease obligations.....    (41,295)   (4,566)
                                                        --------  --------
    Net cash from financing activities...............     27,393    23,186
                                                        --------  --------

Effect of exchange rate changes on cash..............     (1,148)     (807)
                                                        --------  --------
Decrease in cash and cash equivalents................     35,041   (16,304)
Cash and cash equivalents, beginning of period.......     63,542    22,975
                                                        --------  --------
Cash and cash equivalents, end of period.............   $ 98,583  $  6,671
                                                        ========  ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest.........................................    $ 5,879  $  5,472
    Income taxes.....................................     19,260     9,910

Supplemental Disclosure of Non-Cash Transactions:
    Additional Investment in unconsolidated affiliate -- Note 6
    Acquisition of Minority Interest in IG Laboratories, Inc. -- Note 8

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


        1.   Basis of Presentation:
             ----------------------
                 These  unaudited  consolidated  financial  statements  should be read in conjunction with the Annual Report on Form 10-K/A of Genzyme Corporation ("Genzyme" or the "Company") for the fiscal year ended December 31, 1994 and the financial
             statements  and footnotes included therein.   Certain information
             and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

                 The financial statements for the three and  nine months ended
             September 30, 1995 and 1994 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

        2.   Accounting Policies:
             --------------------
                 The accounting  policies underlying the quarterly  financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994.

        3.   Investments:
             ------------
                 As of September 30, 1995, the Company's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to market value. As a result, gross unrealized holding gains of approximately $5,000 and gross unrealized holding losses totaling approximately $521,000 were recorded in a separate component of Stockholders' Equity.

                 As   of  September  30,  1995,   the  carrying  values   of
             the Company's investments in Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals, Inc.), Celtrix Pharmaceuticals, Inc. and Univax Biologics, Inc., included in Other noncurrent assets in the unaudited, consolidated balance sheet, were
             adjusted to their  respective market values.   Gross unrealized
             holding gains of approximately $966,000 and gross unrealized holding losses of approximately $428,000 were recorded in a separate component of Stockholders' Equity.

        4.   Inventories:
             ------------

                                           September 30, 1995    December 31, 1994
                                           ------------------    -----------------
                 Raw materials ............    $12,965,000          $14,572,000
                 Work-in-process ..........     13,904,000            9,247,000
                 Finished products ........     19,516,000           13,021,000
                                               -----------          -----------
                                               $46,385,000          $36,840,000
                                               ===========          ===========

        5.   Provision for Income Taxes:
             ---------------------------
                 The tax provision for the quarter ended September 30, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 37% for the three and nine months ended September 30, 1995, as compared to 33% and 35%,
             respectively, for  the corresponding  periods  in  1994.    The
             increase was due primarily to the expiration of the Orphan Drug Credit effective December 31, 1994.

     6.  Additional Investments in Unconsolidated Affiliate:
         ---------------------------------------------------
             On July 3, 1995, Genzyme Transgenics Corporation ("GTC") acquired Biodevelopment Laboratories, Inc. ("BDL"). As part of the transaction, the Company issued approximately 34,000 shares of General Division Common Stock to former stockholders of BDL in exchange for approximately 475,000 shares of newly issued GTC common stock. In total, GTC issued approximately 1,207,000 shares in the transaction, resulting in a decrease in the Company's interest in GTC to 48.2%.

             Also as part of the BDL transaction, the Company guaranteed a $7,500,000 line of credit to GTC from a commercial bank in return for warrants to purchase 145,000 shares of GTC common stock.

     7.  Issuance of Stock:
         ------------------
             On September 22, 1995, Genzyme Tissue Repair Division ("GTR") sold 3,000,000 shares of its common stock to the public for $15.00 per share. Net proceeds from the offering after underwriting discounts and commissions were $42,360,000.

     8.  Subsequent Events:
         ------------------
         Acquisition of Minority Interest in IG Laboratories, Inc.:

             On October 2, 1995, Genzyme Corporation acquired, using General Division Stock, the publicly-held minority interest in IG Laboratories, Inc. ("IG") by issuing .1201 of one share of General Division Common Stock for each share of IG common stock. In the aggregate, approximately 385,000 shares of General Division Stock, valued at approximately $22,754,000 were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, was approximately $18,600,000, of which $10,000,000 allocated to in-process research and development and charged to operations in the fourth quarter, and $8,600,000 to Goodwill to be amortized over 20 years.

         Issuance of Stock:

             On October 12, 1995, the General Division sold 2,875,000 shares of its common stock to the public for $51.25 per share. Net proceeds from the offering after underwriting discounts and commissions were $141,450,000.

         Submission of Pre-Market Approval Application for Seprafilm[TM]:

             On October 30, 1995 the Company submitted a Pre-Market Approval Application to the U.S. Food and Drug Administration for approval to market Seprafilm[TM] bioresorbable membrane in the United States for abdominal and gynecological surgey applications. The Company also has begun test marketing Seprafilm[TM] in the Netherlands and expects to launch the product in the European Community in 1996. The Company believes that substantial additional funds will be required to commercialize Seprafilm[TM] in the United States and the European Community.

                      GENZYME CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

        RESULTS OF OPERATIONS

        Revenue
        -------
             Total revenues for the three and nine months ended September
        30, 1995 were $95.9 million and $277.7 million, respectively, an increase of 21% and 22%, respectively, over the corresponding periods in 1994. Product and service revenues combined were $89.7 million and $258.5 million, respectively, each a 22% increase over the same period in 1994. Product revenues increased 26% to $78.5 million for the third quarter, and 29% to $223.1 million for the nine months ended September 30, 1995, reflecting sales increases in the Therapeutics, Diagnostic Products, and Pharmaceutical businesses of 22%, 26% and 30%, respectively, for the third quarter and 26%, 22% and 44%, respectively, for the nine months ended September 30, 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R)/Cerezyme(R) enzyme, for which the rate of new patient accruals more than offset dosage reductions. The increase in Diagnostic Products sales resulted from sales increases across most product lines including a doubling in revenues from sales of Direct LDL tests. Pharmaceutical sales for the third quarter increased 30% due primarily from increased sales of Melatonin. For the nine months ended September 30, 1995,
        Pharmaceutical sales increased 44% resulting primarily to a full nine months of revenue in 1995 for operations acquired in the third quarter of 1994 and an increase in sales of Melatonin in the third quarter of 1995. Service revenues for the third quarter increased slightly to $11.2 million. GTR revenues for the three and nine months ended September 30, 1995 were $1,435,000 and $3,712,000, respectively. For the nine months ended September 30, 1995, service revenues declined 7% to $35.5 million, resulting primarily from a decline in identity testing revenues, a reduction in unit price per test and the divestiture of two small genetic diagnostic laboratories.

             International sales represented approximately 41% of total product sales for the third quarter and nine months ended
        September 30, 1995 compared with approximately 39% and 36%, respectively, for the corresponding periods in 1994. The increase was due primarily to increases of 38% and 52%, for the third quarter and nine months ended September 30, 1995, respectively, in the international sales of Ceredase(R)/Cerezyme(R) enzyme combined as well as favorable exchange rates.

             Revenues from research and development contracts increased 14% to $6.2 million for the third quarter and 19% to $19.2 million for the nine months ended September 30, 1995. Revenues from Neozyme II Corporation ("Neozyme II") for the third quarter and nine months ended September 30, 1995 increased 30% to $5.6 million and 37% to $17.3 million, respectively, due primarily to increased activity relating to collaborations with third parties and to production of clinical trial materials. In the first nine months of 1994, consolidation of the operations of GTC provided $2.1 million of reported revenues from research and development contracts. Beginning in the fourth quarter of 1994, the Company accounts for GTC using the equity method of accounting and, accordingly, no longer reports
        GTC's revenue from research and development contracts.

        Margins and Operating Expenses
        ------------------------------
             Total gross margins for the quarter and nine months ended September 30, 1995 were 59% and 58%, respectively, as compared to 56% and 57%, respectively, for the same periods in 1994. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the third quarter were 63% compared to 60% in the
        third  quarter of 1994.   All product lines  experienced higher
        margins  in   the  quarter  due  to  revenue  increases,   product  mix
        and manufacturing efficiencies.   For the nine months ended September
        30, 1995 and 1994, product margins were 61% and 62%, respectively. Service margins for the three months ended September 30, 1995 and
        1994  were 32%.   For  the nine  months ended September 30, 1995 and
        1994, service margins declined to 34% from 36%, respectively, due to a decline in identity testing revenues.

             Selling, general and administrative expenses for the three and nine months ended September 30, 1995 were $27.5 million and $79.4 million, respectively, compared to $21.3 million and $64.2
        million, respectively, for  the same periods in 1994.   The increase
        was due primarily to increased sales, increased staffing in support of the growth in several product lines, a full nine months of expenses for operations acquired in the third quarter of 1994 and to the operations of BioSurface Technology, Inc. ("BioSurface"), acquired in December 1994. As a percentage of total revenues, selling, general and administrative expenses were 29% for the third quarter and nine months ended September 30, 1995 compared to 27% and 28%, respectively, for the corresponding periods in 1994.

             Research and development expenses for the three and nine months ended September 30, 1995 were $17.2 million and $50.9 million, compared to $13.4 million and $39.5 million, respectively, for the same periods in 1994, due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

        Other Income and Expenses
        -------------------------
             Other income for the third quarter includes a one-time
        gain of approximately $950,000 representing the sale of certain assets by GTC. Investment income for the quarter and nine months ended September 30, 1995 totaled $1.6 million and $4.6 million, respectively, compared with $1.5 million and $7.3 million, respectively, for the same periods in 1994. Investment income for the nine month period ended September 30, 1995 included losses on the sales of securities of approximately $110,000 as compared to losses of $162,000  and gains of $1.6 million, respectively, on the
        sales of securities for the  corresponding period in 1994.   Excluding
        the effect of these realized gains and losses, investment income for the nine months ended September 30, 1995 decreased 20% due to lower average cash and investment balances.

             Interest expense for the quarter and nine months ended September 30, 1995 was $512,000 and $732,000, respectively, net of capitalized interest on construction in progress of $2.1 million and $6.9
        million,  respectively.   Interest  relating to Genzyme's  6 3/4%
        convertible subordinated notes was $1.7 million and $5.1 million, equal to the amounts incurred in the same periods in 1994. The Company also incurred interest expense for the three and nine months ended September 30, 1995 of $0.4 million and $1.2 million, respectively, related to a $21.5 million mortgage note issued in the third quarter of 1994, $0.1 million and $0.3 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

             The tax provision for the quarter ended September 30, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate for the three and nine months ended September 30, 1995 was 37% as compared to 33% and 35%, respectively, for the corresponding periods in 1994. The increase was due primarily to the expiration of the Orphan Drug Credit effective December 31, 1994.

        LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 1995, Genzyme had cash, cash equivalents and investments in marketable securities totaling $164.5 million, an increase of $11.0 million from December 31, 1994. The Company repaid a $39.0 million term loan in January 1995. In the nine months ended September 30, 1995, Genzyme spent $36.0 million on increased manufacturing capacity and invested an additional $4.0 million in GTC, an unconsolidated affiliate. These expenditures were financed partially by operations, $22.8 million, the public offering of TR Stock, $42.4 million, and by the issuance of common stock through exercises of stock options and warrants, $25.0 million.

             As of September 30, 1995, the Company had accounts receivable of $84.1 million, an increase of $6.0 million from December 31, 1994, due primarily to increased sales. Inventories increased $9.5 million, or 26%, to $46.4 million as of September 30, 1995 as compared to
        December 31,  1994.   The increase  was due  primarily to improved
        Ceredase[R] yields and management's efforts to build Ceredase[R] /Cerezyme[R] enzyme inventories, support of increased business operations and to exchange rate fluctuations.

             In January 1995, the Company renewed its commitment to continue funding, until March 1, 1996, the development of the hyaluronic acid-based anti-adhesion products on behalf of the Surgical Aids Partnership the remaining available funds of which were fully expended in the first quarter of 1994.

        SUBSEQUENT EVENTS

        Acquisition of Minority Interest of IG Laboratories, Inc.:

             On October 2, 1995, the General Division acquired the publicly-held minority interest in IG Laboratories, Inc. ("IG") by issuing .1201 of one share of General Division Stock for each share of IG common
        stock.   In the aggregate, approximately 385,000 shares of  General
        Division Stock, valued at approximately $22,754,000, were issued.  The
        acquisition  was accounted for as a purchase.   The excess of the
        purchase price over the fair market value of the net assets acquired, was approximately $18,600,000, of which $10,000,000 will be allocated to in-process research and development and charged to operations in the fourth quarter and $8,600,000 to Goodwill to be amortized over 20 years.

        Issuance of Stock:

             On October 12, 1995,  the General Division  sold 2,875,000 shares
        of its  common stock to  the public for  $51.25 per share.   Net
        proceeds from the offering after underwriting discounts and commissions were $141,450,000.

        Submission of Pre-Market Approval Application for Seprafilm[TM]:

             On October 30, 1995 the Company submitted a Pre-Market Approval Application to the U.S. Food and Drug Administration for approval to market Seprafilm[TM] bioresorbable membrane in the United States for abdominal and gynecological surgery applications. The Company also has begun test marketing Seprafilm[TM] in the Netherlands and expects to launch the product in the European Community in 1996. The Company believes that substantial additional funds will be required to commercialize Seprafilm[TM] in the United States and the European Community.

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF OPERATIONS
  (Unaudited)

                                            Three Months Ended      Nine Months Ended
(Dollars in thousands)                         September 30,           September 30,
---------------------------------------------------------------------------------------
                                               1995      1994         1995      1994
                                               ----      ----         ----      ----
Revenues:
  Net product sales.......................... $77,049  $62,514      $219,374   $173,499
  Net service sales..........................  11,196   11,181        35,461     38,188
  Revenues from research and development
   contracts - related parties..............    6,239    5,485        19,166     16,153
                                              -------  -------      --------   --------
                                               94,484   79,180       274,001    227,840
Operating costs and expenses:
  Cost of products sold......................  27,569   24,705        82,938     65,530
  Cost of services sold......................   7,576    7,583        23,353     24,600
  Selling, general and administrative........  24,456   21,116        72,056     63,649
  Research and development (including
   research and development related to
   contracts)................................  14,675   12,597        42,472     37,058
                                              -------  -------      --------   --------
                                               74,276   66,001       220,819    190,837
                                              -------  -------      --------   --------
Operation income.............................  20,208   13,179        53,182     37,003

Other income and (expenses)
  Minority interest in net loss of
   subsidiaries..............................     742      599         1,608      1,216
  Equity in net income (loss) of
   unconsolidated affiliate..................     535        -        (1,207)         -
  Investment income..........................   1,410    1,529         3,891      7,305
  Interest expense...........................    (512)    (815)         (732)    (1,658)
                                              -------  -------      --------   --------
                                                2,175    1,313         3,560      6,863
                                              -------  -------      --------   --------
Income before income taxes..................   22,383   14,492        56,742     43,866
Provision for income taxes..................   (8,506)  (4,861)      (21,562)   (15,533)
                                              -------  -------      --------   --------
Net income..................................   13,877    9,631        35,180     28,333
Allocated tax benefit generated by
  Tissue Repair Division....................    2,215      434         5,877      1,231
                                              -------  -------      --------   --------
Net income attributable to Genzyme
  General Division Stock....................  $16,092  $10,065      $ 41,057   $ 29,564
                                              =======  =======      ========   ========

         The accompanying notes are an integral part of these unaudited, combined financial statements.






        GENZYME GENERAL DIVISION
        COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
        (Unaudited)

                                           Three Months Ended     Nine Months Ended
(In thousands, except per share amounts)       September 30,         September 30,
-----------------------------------------------------------------------------------
                                             1995      1994         1995      1994
                                             ----      ----         ----      ----
Net income attributable to Genzyme
  General Division Stock...............   $16,092   $10,065       $41,057   $29,564
                                          =======   =======       =======   =======
Income per General Division Common and
  common equivalent share:
   Net income (1)......................     $0.53     $0.38         $1.42     $1.13
                                            =====     =====         =====     =====
  Average shares outstanding...........    30,279    26,374        28,816    26,117
                                           ======    ======        ======    ======

 Income per General Division Common Share
   assuming full dilution:
     Net income (1)....................     $0.49     $0.35         $1.30     $1.05
                                            =====     =====         =====     =====

     Average fully diluted shares
      outstanding......................    32,896    28,570        31,671    28,109
                                           ======    ======        ======    ======


(1) Pro forma for 1994.


 The accompanying notes are an integral part of these unaudited, combined financial statements.







        GENZYME GENERAL DIVISION
        COMBINED BALANCE SHEETS
        (Unaudited)

(Dollars in thousands)                             September 30,   December 31,
-------------------------------------------------------------------------------
                                                           1995           1994
                                                           ----           ----
                                ASSETS
Current Assets:
  Cash and cash equivalents..............................  $52,955     $ 46,549
  Short-term investments.................................    1,925        7,155
  Accounts receivable, less allowance
    for doubtful accounts................................   82,696       76,641
  Inventories............................................   46,155       36,764
  Prepaid expenses and other current assets..............   12,114       10,790
  Due from Genzyme Tissue Repair Division................      545          171
  Deferred tax assets - current..........................    4,072        4,072
                                                           -------      -------
    Total current assets................................   200,462      182,142

  Property, plant and equipment, net....................   320,435      295,346

Other Assets:
  Long-term investments..................................   55,870       74,948
  Note receivable - related party........................    1,429        3,572
  Intangibles, net of accumulated amortization...........   26,257       29,303
  Deferred tax assets - noncurrent.......................   28,473       28,473
  Other noncurrent assets................................   27,576       16,360
                                                          --------     --------
                                                           139,605      152,656
                                                          --------     --------
                                                          $660,502     $630,144
                                                          ========     ========

               LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable....................................... $ 10,167     $ 20,859
  Accrued expenses.......................................   35,498       27,766
  Income taxes payable...................................    3,393        6,523
  Deferred revenue.......................................    2,016        2,604
  Current portion of long-term debt and
    capital lease obligations............................      645       41,076
                                                          --------     --------
     Total current liabilities...........................   51,719       98,828

 Noncurrent Liabilities:
  Long-term debt and capital lease obligations...........  126,258      126,555
  Other noncurrent liabilities...........................    8,101        6,800
                                                          --------     --------
                                                           134,359      133,355

Minority interest in subsidiaries........................    1,510        2,310

Division equity..........................................  472,914      395,651
                                                          --------     --------
                                                          $660,502     $630,144
                                                          ========     ========


The accompanying notes are an integral part of these unaudited, combined financial statements.



        GENZYME GENERAL DIVISION
        COMBINED STATEMENTS OF CASH FLOWS
        (Unaudited)


(Dollars in thousands)                           Nine Months Ended September 30,
--------------------------------------------------------------------------------
                                                         1995           1994
                                                         ----           ----
OPERATING ACTIVITIES:
   Net income.........................................    $ 41,057    $  29,564
   Reconciliation of net income to net
     cash from operating activities:
       Depreciation and amortization...................     16,210       12,995
       Provision for bad debts.........................      3,453        3,139
       (Gain)/loss on sale of investments..............        110       (1,444)
       Accrued interest/amortization on bonds..........        841       (2,327)
       Minority interest in net loss of subsidiaries...     (1,608)      (1,217)
       Equity in net loss of unconsolidated affiliate..      1,208            -
       Other...........................................      1,285           77
       Decrease in cash from working capital:
           Accounts receivable..........................    (8,163)     (14,900)
           Inventories..................................    (8,688)      (7,654)
           Prepaid expenses and other current assets.....   (1,245)        (622)
           Accounts payable, accrued expenses
             and deferred revenue........................   (7,260)        (795)
           Due from Genzyme Tissue Repair Division.......     (374)           -
                                                          --------      -------
           Net cash from operating activities...........    36,826       16,816
                                                          --------      -------

INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate.............      (4,000)          -
   Loans to related parties .........................       (1,857)          -
   Purchases of investments..........................      (10,614)    (220,295)
   Sales and maturities of investments...............       39,035      255,855
   Property, plant and equipment.....................      (35,754)     (85,703)
   Other noncurrent assets...........................         (563)      (2,353)
                                                          --------      -------
           Net cash from investing activities........      (13,753)     (52,496)
                                                          --------      -------
FINANCING ACTIVITIES:
   Issuance of General Division Common Stock ........       24,994        5,691
   Issuance of Commmon Stock by subsidiaries..........         479          258
   Issuance of debt...................................          77       21,803
   Payments of debt and capital lease obligations.....     (41,069)      (4,566)
   Net cash to Genzyme................................           -       (3,003)
                                                          --------    ---------
          Net cash from financing activities...........    (15,519)      20,183
                                                          --------    ---------

Effect of exchange rate changes on cash...............      (1,148)        (807)
                                                          --------    ---------
Decrease in cash and cash equivalents.................       6,406      (16,304)
Cash and cash equivalents, beginning of period........      46,549       22,975
                                                          --------    ---------
Cash and cash equivalents, end of period..............    $ 52,955    $   6,671
                                                          ========    =========

Supplemental Cash Flow Information:
  Cash paid during the period for:
      Interest.......................................     $  5,846    $   5,472
      Income taxes...................................       19,260        9,910


Supplemental Disclosure of Non-Cash Transactions:
      Additional investment in unconsolidated affiliate -- Note 6
      Acquisition of Minority Interest of IG Laboratories, Inc. -- Note 7

 The accompanying notes are an integral part of these unaudited, combined financial statements.




                            GENZYME GENERAL DIVISION
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


        1.   Basis of Presentation:
             ----------------------
                 These unaudited combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 and the financial  statements  and  footnotes for  Genzyme General
             Division included therein.   Certain information and
             footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

                 The financial statements for the three and  nine months ended
             September 30, 1995 and 1994 are unaudited but include, in the Division's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

        2.   Accounting Policies:
             --------------------
                 The accounting  policies underlying the quarterly  financial statements are those set forth in Note A of the General Division's financial statements included in the Company's
             Annual Report on Form 10-K/A for the year ended December 31,
             1994.

        3.   Investments:
             ------------
                 As of September 30, 1995, the General Division's
             investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to market value. As a result, gross unrealized holding gains of approximately $5,000 and gross unrealized holding losses totaling approximately $483,000 were recorded as a net decrease to Division equity.

                 As of September 30, 1995, the carrying values of the
             General Division's investments in Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals, Inc.), Celtrix Pharmaceuticals, Inc. and Univax Biologics, Inc., included in Other noncurrent assets in the unaudited, combined balance sheet, were adjusted to
             their respective market values.   Gross unrealized holding
             gains of approximately $966,000 and gross unrealized holding losses of approximately $428,000 were recorded as a net increase to Division equity.

        4.   Inventories:
             ------------

                                           September 30, 1995    December 31, 1994
                                           ------------------    -----------------
                 Raw materials  ............   $12,863,000          $14,517,000
                 Work-in-process  ..........    13,776,000            9,226,000
                 Finished products  ........    19,516,000           13,021,000
                                               -----------          -----------
                                               $46,155,000          $36,764,000
                                               ===========          ===========

        5.   Provision for Income Taxes:
             ---------------------------
                 The tax provision for the quarter ended September 30, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three and nine months ended September 30, 1995 as compared to 34% and 35%,
             respectively, for the corresponding periods in 1994.   The
             increase was due primarily to the expiration of the Orphan
             Drug Credit effective December 31, 1994.   The allocated tax
             benefit generated by GTR of $2.2 million and $5.9 million, respectively, reduced the General Division's tax rate to 28% for the quarter and nine months ended September 30, 1995.

        6.   Additional Investments in Unconsolidated Affiliate:
             ---------------------------------------------------

                  On July 3, 1995, Genxyme Transgenics Corporation ("GTC")
             acquired Biodevelopment Laboratories, Inc. ("BDL"). As part of the transaction, the General Division issued approximately 34,000 shares of General Division Common Stock to former stockholders of BDL in exchange for approximately 475,000 shares of newly issued GTC common stock. In total, GTC issued approximately 1,207,000 shares in the transaction, resulting in a decrease in the Division's interest in GTC to 48.2%.

                 Also as  part of the BDL  transaction, the Company guaranteed a $7,500,000 line of credit to GTC from a commercial bank in return for warrants to purchase 145,000 shares of GTC common stock.

        7.  Subsequent Events:
            ------------------
             Acquisition of Minority Interest in IG Laboratories, Inc.:

                 On October 2,  1995, the  Company acquired, using  General
             Division Stock, the publicly-held minority interest in IG Laboratories, Inc. ("IG") by issuing .1201 of one share of General Division Stock for each share of IG common
             stock.   In  the aggregate,  approximately  385,000  shares of
             General Division Stock,  valued at approximately $22,754,000, were
             issued.   The acquisition was accounted for  as a purchase.   The
             excess of the purchase price over the fair market value of the net assets acquired, was approximately $18,600,000, of which $10,000,000 will be allocated to in-process research and development and charged to operations in the fourth quarter and $8,600,000 to Goodwill to be amortized over 20 years.

             Issuance of Stock:

                 On  October 12,  1995, the  General Division  sold 2,875,000 shares  of its common  stock to  the  public for  $51.25  per
             share.    Net proceeds  from  the offering after underwriting
             discounts and commissions were $141,450,000.

             Submission of Pre-Market Approval Application for Seprafilm[TM]:

                 On October 30, 1995 the Company submitted a Pre-Market
             Approval Application to the U.S. Food and Drug Administration for approval to market Seprafilm[TM] bioresorbable membrane in the United States for abdominal and gynecological surgery applications. The Company also has begun test marketing Seprafilm[TM] in the Netherlands and expects to launch the product in the European Community in 1996. The Company believes that substantial additional funds will be required to commercialize Seprafilm[TM] in the United States and the European Community.

                            GENZYME GENERAL DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

             The following discussion is a summary of the key factors affecting the General Division's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme and Management's Discussion and Analysis of Financial Condition and Results of Operations for Genzyme on pages 3 through 11 of this Report.

        RESULTS OF OPERATIONS

        Revenue
        -------
             Total revenues for the three and nine months ended September 30, 1995 were $94.5 million and $274.0 million, respectively, compared to $79.2 million and $227.8 million, respectively, for the corresponding  periods in 1994.  Product  and service revenues combined were $88.2 million and $254.8 million, respectively, each an increase of 20%, over the same period in 1994. Product revenues increased 23% to $77.0 million for the third quarter, and 26% to $219.4 million for the nine months ended September 30, 1995, reflecting sales increases in the Therapeutics, Diagnostic Products, and Pharmaceutical businesses of 22%, 26% and 30%, respectively, for the third quarter and 26%, 22% and 44%, respectively, for the nine
        months  ended September  30,  1995.   The  increase  in  sales  of
        Therapeutic products resulted primarily from increased shipments of Ceredase(R)/Cerezyme(R) enzyme, for which the rate of new patient
        accruals  more than  offset  dosage reductions.    The increase  in
        Diagnostic Products sales resulted from sales increases across most product lines, including a doubling in revenues from sales of Direct
        LDL tests.   Pharmaceutical sales for  the third  quarter increased
        30% due primarily to increased  sales of Melatonin.   For  the nine
        months ended September 30, 1995, Pharmaceutical sales increased 44% resulting primarily from a full nine months of revenue in 1995 for operations acquired in the third quarter of 1994 and an increase in sales of Melatonin in the third quarter of 1995. Service revenues for the third quarter increased slightly to $11.2 million and for the nine months ended September 30, 1995, declined 7% to $35.5 million, a resulting primarily from a decline in identity testing revenues, a reduction in unit price per test and the divestiture of two small genetic diagnostic laboratories.

             International product sales represented approximately 41% of total product sales for the third quarter and nine months ended September 30, 1995 compared with approximately 39% and 36%, respectively, for the corresponding periods in 1994. The increase was due primarily to increases of 38% and 52%, respectively, for the three and nine months ended September 30, 1995 in the international sales of Ceredase(R)/Cerezyme(R) enzyme combined as well as favorable exchange rates.

             Revenues from research and development contracts increased 14% to $6.2 million for the third quarter and 19% to $19.2 million for the
        nine months ended September 30, 1995.   Revenues from Neozyme II
        Corporation ("Neozyme II") for the three and nine months ended September 30, 1995 increased 30% to $5.6 million and 37% to $17.3 million, respectively, due primarily to increased activity relating to collaborations with third parties and to production of clinical trial materials. In the first nine months of 1994, consolidation of the operations of GTC provided $2.1 million of reported revenues from research and development contracts. Beginning in the fourth quarter of 1994, the Division accounts for GTC using the equity method of accounting and, accordingly, no longer reports GTC's revenue from research and development contracts.

        Margins and Operating Expenses
        ------------------------------
             Total gross margins for the three and nine months ended September 30, 1995 were 60% and 58%, respectively, compared to 56% and
        57%,  respectively,  for  the corresponding  periods in  1994.   The
        General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the third quarter were 64% compared to 60% for the
        third quarter of  1994.   All product lines  experienced higher margins
        in the quarter due to revenue increases, product mix and manufacturing efficiencies. For the nine months ended September 30, 1995 and 1994, product margins were 62%. Service margins for the three months ended September 30, 1995 and 1994 were 32%. For the nine months ended September 30, 1995 and 1994, service margins declined to 34% from 36%, respectively, due to a decline in identity testing revenues.

             Selling, general and administrative expenses for the three and nine months ended September 30, 1995 were $24.5 million and $72.1 million, respectively, compared to $21.1 million and $63.6
        million  for the  same periods  in 1994.   The increase was due
        primarily to increased staffing in support of the growth in several product lines and a full nine months of expenses in 1995 for operations acquired in the third quarter of 1994. As a percentage of total revenues, selling, general and administrative expenses for the three and nine months ended September 30, 1995 were 26%, compared to 27% and 28%, respectively, for the corresponding periods in 1994.

             Research and development expenses for the three and nine months ended September 30, 1995 were $14.7 million and $42.5 million, respectively, compared to $12.6 million and $37.1 million, respectively, for the same periods in 1994, due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

        Other Income and Expenses
        -------------------------
             Other income for the third quarter includes a one-time gain of approximately $950,000 representing the sale of certain assets by GTC. Investment income for the quarter and nine months ended September 30, 1995 totaled $1.4 million and $3.9 million, respectively, compared with $1.5 million and $7.3 million, respectively, for the same periods in 1994. Investment income for the nine month period ended September 30, 1995 includes losses on the sales of securities of approximately $110,000, as compared to losses of $162,000 and gains of $1.6 million, respectively, on the sales of securities for the corresponding period in 1994. Excluding the effect of these realized gains and losses, investment income for the nine months ended September 30, 1995 decreased 32% due to lower average cash and investment balances.

             Interest expense for the quarter and nine months ended September 30, 1995 was $512,000 and $732,000, respectively, net of capitalized interest on construction in progress of $2.1 million and $6.9
        million,  respectively.   Interest relating  to Genzyme's 6 3/4%
        convertible subordinated notes was $1.7 million and $5.1 million, equal to the amounts incurred in the same periods in 1994. The General Division also incurred interest expense for the three and nine months ended September 30, 1995 of $0.4 million and $1.2 million, respectively, related to a $21.5 million mortgage note issued in the third quarter of 1994, $0.1 million and $0.3 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

             The tax provision for the quarter and nine months ended September 30, 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign
        earnings.   The effective tax rate  was 38% for the three  and nine
        months  ended September 30,  1995 as compared  to 34% and  35% for the
        corresponding periods  in 1994.   The increase was due  primarily to
        the expiration of the Orphan Drug Credit effective December 31, 1994. The allocated tax benefit generated by GTR of $2.2 million and $5.9 million, respectively, reduced the General Division's tax rate to 28% for the quarter and nine months ended September 30, 1995.

        LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 1995, the General Division had cash, cash equivalents and investments in marketable securities totaling $110.8 million, a decrease of $17.9 million from December 31, 1994. The General Division repaid a $39.0 million term loan in January 1995. In the nine months ended September 30, 1995, the General Division spent $35.8 million on increased manufacturing capacity and invested an additional $4.0 million in GTC, an unconsolidated affiliate.
        These expenditures were financed primarily by operations, $36.8 million, and by the issuance of common stock through exercises of stock options and warrants, $25.0 million.

             As of September 30, 1995, the General Division had accounts receivable of $82.7 million, an increase of $6.1 million from December 31, 1994, due primarily to increased sales. Inventories increased $9.4 million, or 26%, to $46.2 million as of September 30,
        1995  from  December 31,  1994.   The increase  was due  primarily to
        improved Ceredase[R] yields and management's efforts to build Ceredase[R], Cerezyme[R] enzyme inventories, support of increased business operations and to exchange rate fluctuations.

             In January 1995, the General Division renewed its commitment to continue funding, until March 1, 1996, the development of the hyaluronic acid-based anti-adhesion products on behalf of the Surgical Aids Partnership, the remaining available funds of which were fully expended in the first quarter of 1994.

        SUBSEQUENT EVENTS

        Acquisition of Minority Interest of IG Laboratories, Inc.:

             On October 2, 1995, the General Division acquired the publicly-held minority interest in IG Laboratories, Inc. ("IG") by issuing .1201 of one share of General Division Stock for each share of IG common stock. In the aggregate, approximately 385,000 shares of General Division Stock, valued at approximately $22,754,000 were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, was approximately $18,600,000, of which $10,000,000 will be allocated to in-process research and development and charged to operations in the fourth quarter and $8,600,000 to Goodwill to be amortized over 20 years.

        Issuance of Stock:

             On October 12, 1995,  the General Division  sold 2,875,000 shares
        of its  common stock to the  public for $51.25  per share.   Net
        proceeds from the offering after underwriting discounts and commissions were $141,450,000.

        Submission of Pre-Market Approval Application of Seprafilm[TM]:

             On October 30, 1995 the Company submitted a Pre-Market Approval Application to the U.S. Food and Drug Administration for approval to market Seprafilm[TM] bioresorbable membrane in the United States for abdominal and gynecological surgery applications. The Company also has begun test marketing Seprafilm[TM] in the Netherlands and expects to launch the product in the European Community in 1996. The Company believes that substantial additional funds will be required to commercialize Seprafilm[TM] in the United States and the European Community.


GENZYME TISSUE REPAIR DIVISION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)


                                                   Three Months Ended       Nine Months Ended
(In thousands, except per share amounts)             September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                    1995      1994         1994        1994
                                                    ----      -----        ----        ----
Revenues:
  Net service sales..............................  $ 1,435  $     -      $ 3,712     $     -

Operating costs and expenses:
  Cost of service sold............................   1,350        -        2,955           -
  Selling, general and administrative.............   3,093      212        7,386         601
  Reseach and Development.........................   2,530      847        8,459       2,402
                                                   -------  -------     --------     -------
                                                     6,973    1,059       18,800       3,003
                                                   -------  -------     --------     -------

Operating loss....................................  (5,538)  (1,059)     (15,088)     (3,003)
Investment income.................................     156        -          737           -
                                                   -------  -------     --------     -------
Net loss.......................................... $(5,382) $(1,059)    $(14,351)    $(3,003)
                                                   =======  =======     ========     =======
Per Tissue Repair Division Common share:
   Net loss....................................... $ (0.59) $ (0.32)    $  (1.62)    $ (0.91)
                                                   =======  =======     ========     =======
   Average shares outstanding.....................   9,171    3,302        8,871       3,291
                                                   =======  =======     ========     =======



 The accompanying notes are an integral part of these unaudited, combined financial statements.





GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS
(Unaudited)


(Dollars in Thousands)                                 September 30,   December 31,
-----------------------------------------------------------------------------------
                                                            1995          1994
                                                            ----          ----
                                  ASSETS
Current Assets:
  Cash and cash equivalents..............................  $45,628       $16,993
  Short-term investments.................................    6,101         5,918
  Accounts receivable, less allowance
    for doubtful accounts.................................   1,398         1,486
  Inventories............................................      230            76
  Prepaid expenses and other current assets..............      165           284
                                                           -------       -------
     Total current assets.................................  53,522        24,757

Property, plant and equipment, net.......................    1,085         1,456

Other Assets:
  Long-term investments..................................    2,003         1,897
  Other noncurrent.......................................      325           325
                                                           -------       -------
                                                             2,328         2,222
                                                           -------       -------
                                                           $56,935       $28,435
                                                           =======      ========

        LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable.......................................  $ 1,255       $   528
  Accrued expenses.......................................    1,842         3,220
  Payable to Genzyme General Division....................      545           171
  Current portion of capital lease obligations...........      243           281
                                                            -------      -------
     Total current liabilities............................   3,885         4,200

Noncurrent Liabilities:
  Capital lease obligations..............................        -           174
  Other noncurrent liabilities...........................      733           748
                                                            -------       ------
                                                               733           922

Division equity..........................................   52,317        23,313
                                                           -------       -------
                                                           $56,935       $28,435
                                                           =======       =======


The accompanying notes are an integral part of these unaudited,  combined financial statements.




GENZYME TISSUE REPAIR DIVISION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in Thousands)                      Nine Months Ended September 30,
---------------------------------------------------------------------------
                                                         1995      1994
                                                         ----      -----
OPERATING ACTIVITIES:
   Net loss........................................... $(14,351)  $(3,003)
   Reconciliation of net loss to net..................
    cash from operating activities:
     Depreciation and amortization....................      630         -
     Accrued interest/amortization on bonds...........     (110)        -
     Increase (decrease) in cash from working capital:
        Accounts receivable...........................       88         -
        Inventories...................................     (154)        -
        Prepaid expenses and other current assets.....      119         -
        Accounts payable, accrued expenses
          and deferred revenue.........................    (651)        -
        Due to Genzyme General Division................     374         -
                                                       --------   -------
        Net cash from operating activities............  (14,055)   (3,003)
                                                       --------   -------
INVESTING ACTIVITIES:
  Purchases of investments............................  (10,957)        -
  Sales and maturities of investments.................   10,994         -
  Property, plant and equipment.......................     (259)        -
                                                       --------   -------
        Net cash from investing activities............     (222)        -
                                                       --------   -------
FINANCING ACTIVITIES:
  Issuance of TR stock...............................    43,138         -
  Payments of capital lease obligations..............      (211)        -
  Net cash from Genzyme..............................         -     3,003
  Other..............................................       (15)        -
                                                       --------   -------
      Net cash from financing activities............     42,912     3,003
                                                       --------   -------
Increase (decrease) in cash and cash
 equivalents..........................................   28,635         -
Cash and cash equivalents, beginning of period........   16,993         -
                                                       --------   -------
Cash and cash equivalents, end of period.............. $ 45,628   $     -
                                                       ========   =======
Supplemental cash flow information:
  Cash paid during the period for interest...........   $    33   $     -



 The accompanying notes are an integral part of these unaudited, combined financial statements.





                         GENZYME TISSUE REPAIR DIVISION
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


        1.   Basis of Presentation:
             ---------------------
                 These unaudited combined financial statements should be read in conjunction with the Company's Annual Report on form 10-K/A for the fiscal year ended December 31, 1994 and the financial statements and footnotes for Genzyme Tissue Repair Division ("GTR") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

                 The financial statements for the three and nine months ended
             September 30, 1995 and 1994 are unaudited but include, in GTR's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

        2.   Accounting Policies:
             -------------------
                 The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the Company's Annual Report on form 10-K/A for the year ended December 31, 1994.

        3.   Investments:
             -----------
                 As of September 30, 1995, GTR's investment portfolio,
             consisting primarily of debt securities classified as available for sale, was adjusted to market value. As a result, gross unrealized holding losses totaling approximately $38,000 were recorded in a separate component of Division equity.

        4.   Inventories:
             -----------

                                           September 30, 1995    December 31, 1994
                                           -------------------   -----------------
                 Raw materials..............    $102,000              $55,000
                 Work-in-process............     128,000               21,000
                                                --------              -------
                                                $230,000              $76,000
                                                ========              =======

        5.   Issuance of Stock:

                 On September 22, 1995, GTR sold 3,000,000 shares of
             common stock to the public for $15.00 per share. Net proceeds from the offering after underwriting discounts and commissions were $42,360,000.

                         GENZYME TISSUE REPAIR DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995


             The following discussion is a summary of the key factors affecting the Tissue Repair Division's results of operations, liquidity and capital resources. This discussion should be read in conjunction with the financial statements and related notes of Genzyme and Management's Discussion and Analysis of Operations for Genzyme on pages 3 through 11 of this Report.

        RESULTS OF OPERATIONS

        Revenue
        -------
             Service revenues for the three and nine months ended September
        30, 1995 were $1,435,000 and $3,712,000, respectively.  Revenues consisted primarily of sales of Epicel[SM] skin grafts which are dependent upon numerous factors, many of which are not in GTR's control. As a result, GTR expects sales of Epicel[SM] skin grafts to fluctuate from period to period. Revenues also included $120,000 and $160,000, respectively, for the three and nine months ended September 30, 1995, from the sales of CARTICEL[SM] service, GTR's cartilage repair service, which commenced in the first quarter of 1995.

        Margins and Operating Expenses
       ------------------------------
             Gross margins for the quarter and nine months ended September 30, 1995 were 6% and 20%, respectively. The lower margins in the quarter were due to increased scale-up efforts for the CARTICEL[SM] Service. GTR incurs direct selling, general and administrative expenses as well as a selling, general and administrative charge, based on actual amounts incurred, from the General Division for work performed by the General Division on behalf of GTR.

             Selling, general and administrative expenses for the three and nine months ended September 30, 1995 were $3,093,000 and $7,386,000, respectively, compared to $212,000 and $601,000, respectively, for the corresponding periods in 1994. The increase was due to increased support of GTR by the General Division and as a result of the acquisition of BioSurface Technology, Inc., ("BioSurface") in the fourth quarter of 1994.

             GTR incurs direct research and development expenses, as well as a charge, based on actual amounts incurred, for research and development work performed by the General Division on behalf of GTR. Research and development expenses for the three and nine months ended September 30, 1995 were $2,530,000 and $8,459,000, respectively, compared to $847,000 and $2,402,000, respectively, for the corresponding periods in 1994. Research and development expenses related to work performed directly by GTR were $1,466,000 and $4,956,000, respectively, for the quarter and nine months ended September 30, 1995. Excluding the effect of GTR direct efforts, research and development expenses for work performed by the General Division on behalf of GTR increased 26% and 46%, respectively, for the quarter and nine months ended September 30, 1995 due primarily to increased outside clinical trials and manufacturing support related to the Vianain[R] programs.

        LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 1995, GTR had approximately $53.7 million of cash, cash equivalents and investments in marketable securities, an increase of $28.9 million from December 31, 1994. The increase was due primarily to the net proceeds of GTR's public stock offering, $42.4 million, partially offset by GTR's net loss and working capital requirements, $14.1 million.

             GTR anticipates that available funds plus revenues generated from the CARTICEL[SM] Service and from sales of Epicel[SM] skin grafts will be sufficient to fund GTR's operations through the end of 1996. Significant additional funds will be required to complete commercialization and clinical testing of GTR's products and services. There can be no assurance that such funds will be available on attractive terms, if at all.

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1995


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

                          27 Financial Data Schedules for Genzyme General Division and Genzyme Tissue Repair Division (EDGAR filing only).

                    (b)   Reports on Form 8-K

                          On September 21, 1995, the Company filed a current report on Form 8-K to provide certain pro forma financial information as of December 31, 1994 for Genzyme, the General Division, and GTR.

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1995


                                   SIGNATURES
                                   ----------
             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GENZYME CORPORATION


        DATE:   November 14, 1995           By: /s/David J. McLachlan
                                               -----------------------
                                               David J. McLachlan
                                               Duly Authorized Officer and
                                                Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1995


                                            EXHIBIT INDEX

        Exhibit
          No.                                Description                            Page No.
        -------                              -----------                            --------
          11                Computation of weighted average shares used in
                            computing earnings per share amounts.  Filed herewith.     30



          27                Financial Data Schedules for Genzyme General Division
                            and Genzyme Tissue Repair Division (EDGAR filing only).    33