Form 10-K
period 1995-12-31
GENZYME CORP
filed 1996-04-01
CIK 732485

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995          COMMISSION FILE NO. 0-14680

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

                            ------------------------

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
                 TO PURCHASE GENERAL DIVISION STOCK AND TR STOCK

                            ------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1996: $2,349,667,466

     Number of shares of the Registrant's General Division Stock outstanding as of March 1, 1996: 31,844,070

     Number of shares of the Registrant's TR Stock outstanding as of March 1, 1996: 12,110,503

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996 are incorporated by reference into Part III of this Form 10-K.

================================================================================

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K for Genzyme Corporation (the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) decisions, and the timing of decisions, made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.         BUSINESS

         Genzyme Corporation ("Genzyme" or the "Company") is a diversified, integrated human health care company which operates in five major business areas. The Company's business activities in the areas of therapeutics, diagnostic services, diagnostic products, and pharmaceuticals are organized as the Genzyme General Division (the "General Division"). Genzyme's activities to develop, manufacture and market technologically advanced products for the treatment and prevention of serious tissue damage are conducted through the Genzyme Tissue Repair Division ("GTR"). Genzyme was incorporated in 1981.

         Prior to December 16, 1994, Genzyme had one class of common stock. On December 16, 1994, the authorized shares of common stock were redesignated as General Division Common Stock ("General Division Stock") and a second class of common stock, Tissue Repair Division Common Stock ("TR Stock") was authorized in connection with the creation of GTR. The General Division Stock and the TR Stock are intended to reflect the value and track the performance of the General Division and GTR, respectively. Genzyme, however, continues to hold title to all of its assets and be responsible for all of its liabilities and the holders of the General Division Stock and the TR Stock have no specific claim against the assets allocated to the division whose performance is associated with the class of stock they hold. In addition, liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions.

         Ceredase(R), Cerezyme(R), Thyrogen(R), InSight(R) and Vianain(R) are registered trademarks of the Company. Epicel(SM) and CARTICEL(SM) are service marks of Genzyme. Seprafilm(TM), Sepracoat(TM), Sepragel(TM) and HAL-S(TM) are trademarks of the Company. HyperGAM(TM)+CF is a trademark of North American Biologicals, Inc. ("NABI"). Tretinoin(LF) is a trademark of Aronex Pharmaceuticals, Inc. ("Aronex"). Provisc(R) is a registered trademark of Alcon Laboratories, Inc. ("Alcon"). Pulmozyme(TM) is a trademark of Genentech, Inc.

                                GENERAL DIVISION

                   SUMMARY DESCRIPTION OF MAJOR BUSINESS AREAS

         The General Division's therapeutics business markets Ceredase(R) enzyme and Cerezyme(R) enzyme, products for the treatment of Gaucher disease. The Division's results of operations are highly dependent on sales of these products which, for 1995, totaled $215 million. Other specialty therapeutic products under development include Thyrogen(R) hormone for use in the diagnosis and treatment of thyroid cancer, a line of biomaterial products based on hyaluronic acid ("HA") principally for use to limit the formation of postoperative adhesions (the "HA Products") and products for the treatment of cystic fibrosis ("CF"). Applications for Premarket Approval (each a "PMA") have been submitted and are pending before the U.S. Food and Drug Administration ("FDA") for two of the HA Products, Seprafilm(TM) bioresorbable membrane and Sepracoat(TM) coating solution. The HA Products are being developed on behalf of a research and development limited partnership. See "Related Entities -- Surgical Aids Partnership." The CF products are being developed on behalf of a special purpose accelerated research corporation. See "Related Entities -- Neozyme II Corporation."

         The General Division's diagnostic services business applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services to physicians, hospitals, universities, medical centers, clinical laboratories, genetic centers and managed care organizations throughout the United States and internationally. The General Division also provides identity testing services to state and local government agencies, attorneys and various courts in the United States, as well as donor typing services to bone marrow registries. The diagnostic services business was previously conducted through IG Laboratories, Inc. ("IG"), a majority-owned (69%) subsidiary of Genzyme, and Vivigen, Inc. ("Vivigen"), a wholly-owned subsidiary of Genzyme that was managed by IG. In October 1995, Genzyme acquired all of the publicly-owned shares of IG for shares of General Division Stock and IG was merged into Genzyme. In February 1996, Genzyme announced an agreement to merge Genetrix, Inc., a Phoenix-based operator of prenatal and cancer genetic testing laboratories, with Genzyme in a transaction to be accounted for as a pooling of interests. Subject to the approval of the Genetrix shareholders and the satisfaction or waiver of certain other conditions, the merger will be consummated, with holders of Genetrix stock receiving shares of General Division Stock, and the operations of Genetrix will be included within the diagnostic services business of the Genzyme General Division.

         The General Division's diagnostic products business is a leading independent supplier of diagnostic components (enzymes, substrates, antibodies and antigens), bulk reagents and devices (including the Company's Direct LDL(TM) test kit) to manufacturers of clinical diagnostic reagents and kits as well as directly to clinical reference laboratories. The division also manufacturers and sells a broad line of antibody and antigen based ELISA test kits. In addition, the division distributes a broad product line of research products to academic, industrial and governmental laboratories for use in immunology and cell biology.

         The General Division's pharmaceuticals business develops, manufactures and sells a range of active drug substances, pharmaceutical intermediates, synthetic phospholipids, peptides, biomolecules and chemicals to the pharmaceutical and health care industries. In 1995, the division introduced MelaPure(TM) brand melatonin, a dietary supplement.

RELATED ENTITIES

         SURGICAL AIDS PARTNERSHIP. In 1989, Genzyme sponsored the Surgical Aids Partnership (the "Partnership"), a research and development limited partnership that raised $36.75 million through the private placement of limited partnership interests and warrants to purchase shares of the Company's common stock. A wholly-owned subsidiary of Genzyme is the general partner of the Partnership and holds a 1% partnership interest therein. The General Division entered into a contract with the Partnership to perform research and development of products based on HA, a naturally-occurring biopolymer, for use as surgical aids to reduce the incidence and severity of postoperative adhesions and, in arthroscopic procedures, as a synovial fluid replacement for which the General Division was reimbursed its costs plus a 10% fee.

         Under the terms of the various agreements between the Partnership and Genzyme, the Partnership has the exclusive right to sell Seprafilm(TM) (formerly called HAL-F(TM)), Sepracoat(TM) (formerly called HAL-C(TM)), Sepragel(TM) (formerly called HAL-G(TM)), HAL-S(TM) and other HA-based surgical products in the United States and Canada through a joint venture with the General Division (the "Joint Venture"). The General Division was granted back an exclusive license to sell these products outside the United States and Canada subject to a royalty on European sales of these products under certain circumstances.

         The Joint Venture was formed in 1989 for the purpose of manufacturing and marketing the Partnership's products, but is not expected to engage in active business until receipt of marketing approval for a product from the FDA. The General Division will be reimbursed for its costs of manufacturing the products and will be compensated for its general and administrative services in an amount to be determined by the venturers. The parties will share in the profits and losses of the Joint Venture.

         The Joint Venture will be dissolved (a) upon purchase by the General Division of all of the limited partnership interests, (b) if the General Division does not exercise its option to purchase the limited partnership interests (i) upon the sale, license or other disposition of all or a substantial part of its technology by the Partnership or (ii) upon 90 days' notice by either venturer at any time after the expiration of a one-year period commencing after the option to purchase the limited partnership interests expires, whichever shall first occur, (c) by operation of law, (d) upon the bankruptcy, retirement, withdrawal or dissolution of Genzyme, (e) upon mutual consent of the General Division and the Partnership or (f) upon the election by the Partnership if the General Division shall fail to establish to the satisfaction of the Partnership that it is capable of and has undertaken to manufacture the Joint Venture's requirements for the products for a specified period.

         All of the funds of the Partnership available to fund development of the HA Products were spent by the end of the first quarter of 1994. Genzyme believes that additional funds will be required to complete the development, clinical testing and commercialization of the HA Products. While Genzyme is not obligated to provide such funding, the option to purchase all of the limited partnership interests terminates unless Genzyme commits, on an annual basis, to provide funding for continuation of the research and development programs for the next twelve month period or until receipt of FDA marketing approval for one of the HA Products is obtained, whichever is shortest. The General Division funded these activities in 1994 and 1995 and has committed to fund them for the twelve-month period commencing on March 1, 1996.

         In addition, the General Division has the option to buy all of the limited partnership interests in the Partnership for an initial payment of either cash or General Division Stock or a combination thereof, at its option, equal to 70% of the amount initially invested by the limited partners (which amount will be recovered by the General Division as a credit against subsequent royalty payments) and quarterly royalty payments for a period of ten years after the buy-out date equal to 10% of product sales in the United States and Canada (and 6% of such sales in Europe, but only to the extent necessary to meet certain projections made in connection with the funding of the Partnership) and 5% of any revenues derived by the General Division from sales in the United States and Canada (and 3% in Europe, but only in the instances cited above) of non-HA-based products that are competitive with the Partnership's products. The option to purchase all of the limited partnership interests is exercisable during a 90-day period commencing on the last day of the forty-eighth month after the first commercial sale of a product by the Joint Venture, but such commencement date will be accelerated under certain circumstances.

         On January 30, 1996, Genzyme made a proposal to a special committee of the Board of Directors of the general partner of the Partnership (the "Special Committee"), offering to purchase substantially all of the assets of the Partnership for approximately $93 million payable in shares of General Division Stock. Genzyme's offer is subject to several conditions, including that the offer receive the affirmative vote of two-thirds in interest of the limited partners of the Partnership and that Genzyme receive satisfactory assurance from its independent accountants that the purchase may be accounted for as a purchase of in-process research and development. The Special Committee has consulted with its financial and legal advisors in respect of Genzyme's offer and negotiations between the parties are ongoing. There can be no assurance that any agreement between the parties will be reached and, if an agreement is reached, there can be no assurance as to its terms. Failure to reach an agreement regarding the acquisition of the Partnership's assets by Genzyme will not affect the respective rights and obligations of the parties under any of the existing agreements between the parties.

         GENZYME TRANSGENICS CORPORATION. In February 1993, Genzyme formed Genzyme Transgenics Corporation ("GTC") and transferred to it all assets and liabilities of its business in the field of transgenic technology as applied to the development and production of recombinant proteins for therapeutic and diagnostic uses in exchange for shares of GTC's stock. In addition, it exclusively licensed to GTC all patents, licenses and other intellectual property in the field (excluding that related to CFTR). In July 1993, GTC completed an initial public offering of its common stock, which resulted in net proceeds to GTC of approximately $11 million, after which Genzyme's ownership interest was reduced to approximately 73%. In 1994, GTC acquired TSI Corporation ("TSI") issuing common stock for the TSI common stock. As a result of that transaction, Genzyme's percentage ownership of GTC common stock declined to approximately 40%. In February 1995, GTC exercised its put option with Genzyme, originally entered into at the time of GTC's initial public offering, and the General Division thereby purchased an additional 500,000 shares of GTC common stock. In June 1995, Genzyme purchased an additional 1,333,333 shares of GTC common stock in exchange for a $4 million reduction in the amount due from GTC under the Genzyme - GTC Credit Agreement. In July 1995, Genzyme exchanged 33,945 shares of General Division Common stock for 475,467 shares of GTC common stock in connection with GTC's acquisition of Biodevelopment Laboratories, Inc. Subsequent to these transactions, Genzyme owns approximately 48% of GTC.

         In March 1996, Genzyme and GTC entered into a Convertible Debt and Development Funding Agreement under which (i) Genzyme has made available to GTC a $10 million credit line of 7% debt payable on March 31, 1998 and convertible by either party into shares of GTC common stock, (ii) Genzyme has agreed to fund the development costs associated with transgenic recombinant antithrombin III ("ATIII"), and (iii) in exchange for funding such development costs and for making available the credit line, Genzyme has received the right to co-market ATIII with GTC throughout the world, other than Asia.

         Under contractual arrangements between Genzyme and GTC, the General Division has, in the past, engaged GTC to perform transgenic research and development on CFTR and may engage GTC to perform transgenic research and development on other proteins of interest to Genzyme. GTC has contracted with the General Division for purification and protein chemistry research and development services. Genzyme leases laboratory and office space to GTC and provides it with certain administrative and support services for which GTC pays fees based on Genzyme's costs.

         NEOZYME II CORPORATION. In 1992, Genzyme sponsored an initial public offering by Neozyme II Corporation ("Neozyme II") which resulted in gross proceeds to Neozyme II of approximately $84.5 million from the sale of units (the "Neozyme II Units"). The Neozyme II Units consisted of one share of the callable common stock of Neozyme II, one warrant, which expires on December 31, 1996, to purchase one share of General Division Stock and .135 share of TR Stock at a combined exercise price of $38.25 per warrant (the "Series N Warrants") and one warrant to purchase one share of General Division Stock and
 .135 share of TR Stock, which may not be exercised unless and until Genzyme's option to purchase all of the shares of the callable common stock of Neozyme II terminates unexercised (the "Callable Warrants"), in which case the Callable Warrants will be exercisable for two years. Genzyme has an option ("the "Neozyme II Purchase Option") to purchase all of the shares of the callable common stock of Neozyme II at any time on or before December 31, 1996. If the Neozyme II Purchase Option is exercised, the Callable Warrants will terminate. The exercise price of the Neozyme II Purchase Option was $83.00 per share on December 31, 1995 and increases monthly thereafter to a final exercise price of $117.00 per share in December 1996. The exercise price may be paid in cash, shares of General Division Stock or any combination thereof, at the discretion of Genzyme. If the Neozyme II Purchase Option is not exercised, the exercise price of each Callable Warrant will be equal to the sum of the average of the closing sale prices of one share of General Division Stock and .135 share of TR Stock for the 20 trading days immediately preceding the exercisability thereof.

         Genzyme has licensed to Neozyme II all technology owned or controlled and sublicensable by it for use in developing therapeutic products for the treatment of cystic fibrosis (the "Neozyme II Products") which products may be commercialized on a worldwide basis exclusively and royalty-free. The Neozyme II Products, which currently include gene therapy and protein replacement products for the treatment of CF and a product primarily intended to treat specific infections common in CF patients, may be expanded to include other products if agreed upon by Genzyme and Neozyme II. Neozyme II has engaged the General Division to conduct research, development and clinical testing of the Neozyme II Products under a research and development agreement and will utilize substantially all of the net proceeds from the offering, including interest earned thereon, to fund the General Division's activities under the agreement. Genzyme believes that additional funding will be necessary in order to complete clinical testing and commercialization of the Neozyme II Products.

THE BUSINESS OF THE GENERAL DIVISION

         THERAPEUTICS

         The General Division's strategy is to use its technological strengths, particularly its ability to modify and produce DNA and proteins and its expertise in fermentation, carbohydrate engineering and gene therapy, to develop safe and effective therapeutic products for selected markets. The General Division is currently selling Ceredase(R) enzyme and Cerezyme(R) enzyme and has several therapeutic products in various stages of the research, development, clinical testing and regulatory review processes. Certain of these products are being developed on behalf of the Partnership and Neozyme II. There can be no assurance that development of any product will be successfully completed or that FDA approval of any product will be obtained.

         GENERAL DIVISION THERAPEUTICS PRODUCT PORTFOLIO

           PRODUCT                 INDICATION/APPLICATION                 SPONSOR                  STATUS (1)
           -------                 ----------------------                 -------                  ----------

Ceredase(R) enzyme          Treatment of Gaucher                  GGD                    Commercial sales
                             disease

Cerezyme(R) enzyme          Treatment of Gaucher                  GGD                    Commercial sales
                             disease

Seprafilm(TM) bio-          Surgical aid for reducing             Surgical Aids          Marketed in Europe,
 resorbable                  incidence and severity of             Partnership            approved in Canada,
 membrane                    postoperative adhesions                                      PMA filed in U.S.

Sepracoat(TM) coating       Surgical aid for reducing             Surgical Aids          PMA filed
 solution                    incidence and severity of             Partnership
                             postoperative adhesions

Sepragel(TM)                Surgical aid for reducing             Surgical Aids          Preclinical
 bioresorbable gel           incidence and severity of             Partnership            development
                             postoperative adhesions

HAL-S(TM) synovial          Orthopedic surgical aid               Surgical Aids          Pivotal clinical
 fluid replacement                                                 Partnership            trials

Thyrogen(R) hormone         Adjunct for diagnosis and             GGD                    Confirmatory
                             therapy of thyroid cancer                                    pivotal study

Tretinoin(LF)               Treatment of cancers                  GGD (conducted         Phase II clinical
                                                                   by Aronex)             trials

Antithrombin III            Treatment of ATIII                    GTC                    Preclinical
                             deficiencies                                                 development

CFTR                        Treatment of cystic                   Neozyme II             Research
                             fibrosis

HyperGAM(TM)+CF             Treatment and prevention of           Neozyme II             Phase II clinical
                             Pseudomonas infections in             (Conducted by          trials
                             cystic fibrosis patients               NABI)

- --------------------------
         (1) RESEARCH status indicates work up to and including small scale production of the targeted product. PRECLINICAL DEVELOPMENT status includes work done to increase yields and standardize manufacturing processes and studies in animals to support an application to the FDA to commence clinical testing in humans. Human clinical trials for products classified by the FDA as "drugs" or "biologics" are generally conducted in three phases: PHASE I, to determine safety and pharmacokinetics; PHASE II, to provide preliminary evidence of efficacy; and PHASE III, sometimes referred to as PIVOTAL TRIALS, to provide data for proof of safety and effectiveness. Following completion of the clinical studies, an application for marketing approval of a new drug (an "NDA") or licensure of a biological product (a "PLA") is submitted to the FDA. Clinical trials for products classified by the FDA as "devices" are generally conducted in two phases: INITIAL STUDIES to evaluate safety and feasibility, followed by EXPANDED TRIALS to prove safety and effectiveness. An application for marketing approval (a "PMA") is then submitted to the FDA.

         CEREDASE(R) ENZYME (ALGLUCERASE INJECTION) AND CEREZYME(R) ENZYME (IMIGLUCERASE FOR INJECTION). Treatment with Ceredase(R) or Cerezyme(R) enzyme replacement therapy currently represents the only safe and effective treatment for Gaucher disease, a seriously debilitating, sometimes fatal genetic disorder caused by a deficiency in an important enzyme in the body called glucocerebrosidase ("GCR"). This deficiency results in the accumulation of the lipid glucocerebroside in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, bone and joint pain, fatigue and orthopedic complications such as repeated fractures and bone erosion. Ceredase(R) is a modified form of human GCR in which glycoprotein remodeling technology has been used to target GCR to the cells where the lipid accumulation occurs. Cerezyme(R) is a recombinant form of GCR which has been remodeled in a similar manner.

         The General Division is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. The worldwide marketing effort is directed at identifying and initiating treatment for the 5,000 Gaucher patients the General Division believes exist worldwide. Currently, approximately one-third of these patients are receiving treatment. Ceredase(R) is available in approximately 43 countries worldwide. The product has received marketing approval in 11 countries with applications pending in 4 countries.

         The General Division produces Ceredase(R) enzyme from raw material extracted from human placental tissue. Pasteur Merieux, located in France, is the only significant commercial source of this material. The supply of starting material available for the production of Ceredase(R) enzyme effectively limits the amount of product that can be produced. The current available supply is not sufficient to produce enough Ceredase(R) enzyme to supply all present patients. Any disruption in the manufacturing process for Ceredase(R) enzyme may have a material adverse effect on the division's revenues in any period.

         To address supply constraints for Ceredase(R) enzyme, which is limited by the amount of new material available from human placental tissue, the General Division has developed Cerezyme(R) enzyme. Cerezyme(R) is a recombinant form of modified GCR which has been shown in human clinical trials to be equivalent to Ceredase(R) in its safety and effectiveness in the treatment of Gaucher disease. In May 1994, Genzyme received U.S. marketing approval for Cerezyme(R) from the FDA. Cerezyme(R) has also received marketing approval in Israel and Sweden and is available on a named-patient basis in Canada, Germany and Brazil. The General Division is presently producing Cerezyme(R) enzyme in its small-scale manufacturing plant in Framingham, Massachusetts. A large scale mammalian cell manufacturing facility located in Boston, Massachusetts is undergoing validation and review prior to application for FDA approval to use it for full-scale manufacturing of Cerezyme(R) enzyme, which application is expected to be submitted in 1996. See Item 2. "Properties." The General Division believes that sales of Cerezyme(R) enzyme will gradually supplant sales of Ceredase(R) enzyme.

         Although protein replacement is currently the only existing therapy for Gaucher disease, the General Division is collaborating with a university and a gene therapy company to develop a gene therapy for Gaucher disease. These efforts are in the research stage.

         HA PRODUCTS. The General Division is developing the HA Products to be used during surgical procedures to limit the formation of postoperative adhesions and, in arthroscopic procedures of the joints, as a synovial fluid replacement.

         Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility and pain following gynecological surgery and restricted limb motion following musculoskeletal surgery. Moreover, adhesions that form as a result of cardiac surgery can increase the complexity, duration and risk of subsequent cardiac surgery. The General Division believes that approximately 6.6 million of the 36 million abdominal, gynecologic, musculoskeletal and cardiac surgical procedures performed each year in the U.S. could benefit from the use of the HA Products, as could the comparable number of these procedures that are performed each year outside the U.S.

         The division currently is developing the following HA-based products:

       - SEPRAFILM(TM) BIORESORBABLE MEMBRANE is a solid formulation of modified HA and is used to separate and protect tissues and organs that have been damaged by surgery. The membrane is designed to last several days in the body.

       - SEPRACOAT(TM) COATING SOLUTION is a liquid formulation of HA that, when used to coat tissues and organ surfaces at the start of and throughout surgical procedures, forms a temporary physical barrier that may protect tissues during surgery.

       - SEPRAGEL(TM) BIORESORBABLE GEL is a highly viscous gel form of modified HA and is intended to be used to separate and protect tissues and organs that have been damaged by surgery. Sepragel(TM) is intended to be used in laporoscopic procedures and on tissue surfaces that are inaccessible to Seprafilm(TM). Similar to Seprafilm(TM), the gel is designed to last several days in the body.

       - HAL-S(TM) SYNOVIAL FLUID REPLACEMENT is a liquid formulation of HA intended to be used during arthroscopic surgery to maintain normal joint function and to reduce pain and inflammation following surgery.

         The programs to develop the four HA Products achieved a number of significant milestones in 1995. Two pivotal clinical trials for Seprafilm(TM) bioresorbable membrane were completed during 1995, one in abdominal surgery and the other in gynecological surgery. The results of each of these studies indicated that use of Seprafilm(TM) significantly reduced the incidence, extent and severity of adhesions following surgery. Based on these results, a PMA was filed with the FDA in October 1995 for approval to market Seprafilm(TM) in the U.S. for abdominal and gynecological applications.

         On March 25, 1996, an advisory panel of the FDA recommended that approval be granted to market Seprafilm(TM) to reduce postoperative adhesion formation in both types of surgery studied in the two pivotal clinical trials conducted for

Seprafilm(TM). The panel's recommendation for approval was conditioned on a requirement that post-marketing surveillance be conducted to monitor possible adverse events. The panel's recommendation will be considered in the FDA's final review of the PMA for Seprafilm(TM), but is not binding upon the FDA.

         Clinical trials for Sepracoat(TM) coating were completed in 1995. In October 1995, Genzyme announced that the results of this study indicated that use of Sepracoat(TM) significantly reduced the incidence of postoperative adhesions. In January 1996, Genzyme filed a PMA to market Sepracoat(TM) for use in abdominal, pelvic and cardio-thoracic surgical procedures. The FDA has notified Genzyme that the Sepracoat(TM) PMA will receive expedited review.

         A clinical trial for HAL-S(TM) synovial fluid replacement was completed in November 1995. The results of this study have been collected and currently are being reviewed and analyzed and are expected to be made available during the first half of 1996. If the results of the study show HAL-S(TM) to be safe and effective, a PMA to market HAL-S(TM) for such procedures will be filed with the FDA.

         Genzyme is currently developing a clinical strategy and conducting stability studies in anticipation of filing an investigational device exemption (an "IDE") with the FDA for Sepragel(TM) bioresorbable gel during 1996. Clinical trials of Sepragel(TM) will commence soon after receipt of the IDE.

         Genzyme, on behalf of the Joint Venture, is in the process of preparing for marketing of Seprafilm(TM) in the U.S. and Canada. Genzyme has received approval in Canada to market Seprafilm(TM) bioresorbable membrane on behalf of the Joint Venture and has received authorization from the FDA to export the product to Canada. Test marketing in Canada is expected to begin during 1996.

         Genzyme has, for its own account, initiated marketing efforts for Seprafilm(TM) in Europe. Genzyme has been notified by regulatory agencies in the Netherlands, Sweden, Denmark and Ireland that such agencies have no objection to Genzyme marketing Seprafilm(TM) in those countries at this time. Authorization from the FDA for export of the product to these four countries has been obtained, and Genzyme began test marketing Seprafilm(TM) in the Netherlands late in 1995. In February 1996, Genzyme obtained notification that Seprafilm(TM) had been granted the Approval of Conformity Certificate (a "CE Mark") in accordance with the European Community ("EC") Medical Devices Directive. The CE Mark signifies that a product meets quality standards necessary for marketing in the EC and will allow introduction of Seprafilm(TM) more rapidly into Europe.

         Genzyme believes that successful initial market penetration and subsequent maintenance of market share for Seprafilm(TM) and Sepracoat(TM) may require a specialized hospital-based sales force. A substantial effort to educate surgeons and hospital administrators as to the benefits of these products will be required in order for the products to gain broad market acceptance. The efforts to develop marketing and sales capabilities are at an early stage. Significant additional resources will be required to penetrate target markets.

         Funding for the development of all four of these products has been provided by the Partnership, which has the exclusive right to commercialize these products in the United States and Canada through the Joint Venture The Partnership also has the right to a royalty on the General Division's European sales of these products under certain circumstances. Early in 1994, the General Division began funding development of these products on behalf of the Partnership and has committed to continue such funding for the 12 months commencing March 1, 1996. See "Related Entities -- Surgical Aids Partnership."

         THYROGEN(R) HORMONE. The General Division is developing Thyrogen(R) hormone, a recombinant form of human thyroid stimulating hormone ("TSH"), which is intended for use as an adjunct to the approximately 100,000 to 200,000 diagnostic and therapeutic procedures undertaken each year to detect and treat metastases of thyroid cancer. The General Division believes that the administration of Thyrogen(R) hormone may be more effective and result in fewer adverse side effects for patients undergoing current standard medical procedures for thyroid cancer.

         Thyrogen(R) hormone was demonstrated to be safe and effective in stimulating the uptake of radioiodine for whole body scanning in a 1992 Phase I/II clinical study. A Phase III multi-center clinical study completed late in 1993 provided evidence that the use of Thyrogen(R) hormone prior to diagnostic scanning greatly improved the quality of life in 94% of thyroid cancer patients tested and was effective in producing scans that were as good as or better than conventional scans in 86%. To confirm the results of this study, the General Division is conducting a second Phase III study. During 1996 it is anticipated that Thyrogen(R) hormone will be made available to patients who meet certain criteria under a treatment IND which will allow Genzyme to gather additional information regarding use of the product while recovering appropriate costs of the product and the treatment.

         TRETINOIN(LF). The General Division is collaborating with Aronex to develop and commercialize a proprietary liposomal formulation of the retinoid known as all-trans retinoic acid ("Tretinoin(LF)") for the treatment of cancer. The initial indications chosen for clinical development of Tretinoin(LF) are acute promyelocytic leukemia and Kaposi's sarcoma. The General Division and Aronex believe that Tretinoin(LF) will also have application in the treatment of other cancers. Although numerous clinical studies have demonstrated the efficacy of oral retinoids against certain cancers, the use of these drugs has been limited because patients often develop intolerance to the drug followed by relapse of their cancers. The General Division and Aronex believe that Tretinoin(LF) will overcome these limitations. Separate Phase II clinical trials of Tretinoin(LF) for treatment of acute promyelocytic leukemia and of Kaposi's sarcoma are currently ongoing.

         Pursuant to the agreements with Aronex, the General Division made a $5 million equity investment in Aronex and is required to make milestone payments totaling $1.5 million and share in the development funding for the project. The General Division also has an obligation to make an additional equity investment of $5 million in Aronex following the occurrence of a clinical milestone.

         ANTITHROMBIN III (ATIII). ATIII is a human blood protein which acts as an anticoagulant. Depressed levels of ATIII can lead to increased risk of thrombosis (clotting) in patients with either hereditary ATIII deficiency or an acquired ATIII deficiency often associated with multiple disease states, such as sepsis, various surgeries, multiple trauma and liver disease.

         Natural ATIII derived from donated human plasma currently is sold worldwide for multiple indications. The General Division is funding efforts at GTC to develop a transgenic source for ATIII to address anticipated growth in volume requirements in the market to treat ATIII deficiency by protein replacement therapy. The General Division believes that current sources of plasma derived ATIII will be inadequate to address this growth. In combination with Tufts and SMIG, GTC has developed a herd of transgenic goats at its production facility in central Massachusetts. These goats have produced active recombinant ATIII. GTC is preparing to file an IND to initiate a Phase I clinical trial of ATIII and anticipates conducting this trial during 1996. The General Division is funding this development work through a recently concluded development funding and co-marketing agreement under which the General Division has obtained co-marketing rights for the product outside of Asia.

         CYSTIC FIBROSIS. On behalf of Neozyme II, the General Division is engaged in research, development and clinical testing of biotherapeutic products for the treatment of cystic fibrosis by gene therapy or protein replacement therapy and for the treatment and prevention of Pseudomonas bacteria infections in CF patients (the "CF Products").

         CF is the most common fatal genetic disease affecting the Caucasian population. Approximately one in every 2,500 infants in the United States is born with the disease and there currently are approximately 30,000 cystic fibrosis patients in North America. CF is caused by a mutation in the gene responsible for determining the molecular structure of a protein called cystic fibrosis transmembrane conductance regulator ("CFTR"). Although improvements have been made over the last 20 years in alleviating certain symptoms of the disease and delaying its progress, the underlying disease remains untreated and patients have an average life expectancy of only 29 years.

         The General Division's work has initially concentrated on two promising approaches to correct the basic defect in CF cells: gene therapy, to augment the mutant genes with genes that would enable the patient's cells to produce normal CFTR protein and protein replacement therapy to replace the missing or defective CFTR protein with properly functioning CFTR protein. For technical and competitive reasons, the gene therapy approach has been emphasized during the last two years, and currently the protein replacement program is largely inactive.

         Gene Therapy. In October 1993, results of a study approved by the Recombinant DNA Advisory Committee (the "RAC") of the National Institutes of Health (the "NIH") showed that it is possible to correct the biochemical defect in cystic fibrosis cells in vivo. The study results were the first published report of a successful gene transfer in cystic fibrosis patients and the first successful application of an adenovirus vector in gene therapy. In December 1993, one of the General Division's collaborators received RAC approval for a study involving repeat administration of the General Division's second generation adenovirus vector to the nasal epithelium and sinus passages of CF patients. The nasal part of the study was completed in the second quarter of 1995. Aggregated data from this study showed limited evidence of gene expression at the intermediate doses but not at the highest dose. The virus appeared safe, but a complex immune response to the adenovirus was measured in almost all patients. This and other data obtained in animal studies suggests that immune response may limit the efficacy of repeat dose therapy with adenovirus.

         A two part safety study of Genzyme's second generation adenovirus vector administered via bronchoscope and aerosol involving 40 CF patients commenced during 1995 and is currently on-going. In September, Genzyme switched to the use of a third-generation adenovirus vector with an improved safety profile as part of this same study.

         In parallel with the early phase clinical studies, the General Division is conducting extensive research into improving the safety and efficacy of adenovirus. Particular emphasis is being placed on immunology, since it is highly likely that new vectors or methods need to be developed so as to reduce the patient's immune response and to increase the efficacy of adenovirus vectors. Such improvements may be necessary in order for adenovirus vectors to be clinically useful in chronic therapy.

         In addition to its work with viral vectors, the General Division is developing, both internally and in collaboration with others, alternative technologies for the delivery of CFTR to CF patients. To date, the most significant collaborative arrangement is an exclusive research agreement with Vical, Inc. to evaluate that company's cytofectins as non-viral delivery vectors for treating cystic fibrosis. Although substantial progress has been made in this work, currently the optimal formulation of the best of these alternatives is still less efficient that adenovirus.

         During 1994, the General Division initiated a collaboration with a British academic group in gene therapy utilizing lipids. Another of the General Division's collaborators commenced a study in 1995 of a CF nasal protocol utilizing a lipid-DNA complex containing one of Vical's proprietary cytofectins which is currently on-going. A nasal study involving a proprietary lipid-DNA complex developed by Genzyme commenced in January 1996.

         Because of the innovative nature of gene therapy and public policy issues surrounding the insertion of new genetic information into cells, the General Division expects that early clinical evaluation will continue to entail especially careful testing in a limited number of patients. The General Division expects to continue preliminary clinical testing of its gene therapy products in 1996. The timing and results of these initial studies will determine whether and when pivotal trials to determine safety and effectiveness will be undertaken. These pivotal trials may involve large groups of patients for lengthy periods of time in order to address the uncertainties surrounding insertion of new genetic information into humans and to show clinical effectiveness in the treatment of a progressive disease.

         Protein Replacement Therapy. CFTR is a membrane protein, a class of molecules which historically has been difficult to produce in conventional cell culture in active form and in quantities. Genzyme, however, has developed recombinant cell lines that synthesize the protein and, in collaboration with researchers at GTC and elsewhere, has used transgenic expression techniques to breed mice and rabbits which secrete human CFTR protein in their milk. Based on these results, Genzyme engaged GTC to develop transgenic goats that express CFTR protein in their milk. Although one transgenic goat was born, it did not synthesize measurable CFTR in its milk and no further work is currently underway.

         HYPERGAM(TM)+CF. The General Division is developing vaccine and passive immunization antibody-based products to treat and prevent Pseudomonas infections. The majority of cystic fibrosis patients suffer from lung infections caused by this bacteria, a major medical problem and a frequent cause of hospitalization. In many cases, the immediate cause of death in CF patients is pulmonary failure associated with these infections.

         The General Division is collaborating on this project with NABI. NABI is employing an exclusively licensed proprietary technology to develop HyperGAM(TM)+CF for use in passively immunizing CF patients infected with the bacteria. A Phase I clinical trial involving single dose administration of HyperGAM(TM)+CF was completed in 1994 and showed that HyperGAM(TM)+CF appears to be safe. A multi-center, dose ranging Phase II trial to assess safety and efficacy of the product in chronic administration commenced in the first quarter of 1995 and enrollment was completed in the first quarter of 1996.

         The General Division believes that HyperGAM(TM)+CF may be complementary to its gene therapy and protein replacement therapy products in treating or preventing Pseudomonas infections in conjunction with correcting the basic defect in airway cells. However, it is possible that the gene therapy and protein replacement products may result in an effective therapy for CF which, over time, would reduce or obviate the need for a Pseudomonas treatment.

         Pursuant to the agreement with NABI, the General Division made a $5 million equity investment in NABI and is required to fund two-thirds of the development program costs and make certain milestone payments associated with the progress of clinical trials. NABI will manufacture the product and the General Division will market it on a worldwide basis. Neozyme II funds the General Division's obligations to provide development funding and make milestone payments to NABI in exchange for the exclusive rights that the General Division acquired to market HyperGAM(TM)+CF on a worldwide basis and the right to its share of the profits resulting from commercialization of the product.

         TRANSGENICS. GTC, Genzyme's 48%-owned affiliate, has developed methods of protein production in transgenic animals and has produced significant quantities of several human proteins, including CFTR, ATIII, alpha one anti-trypsin and longer acting tissue plasminogen activator, in the milk of animals, including mice and goats. Transgenic production of a human protein is achieved by inserting a gene that directs the production of a desired protein into the genetic material of an animal such that the target protein is secreted in the milk of female offspring. GTC believes that transgenic production offers significant economic and technological advantages over traditional protein production systems. GTC's strategy is focused on utilizing this technology to develop and produce a broad range of proteins, both in collaboration with pharmaceutical and biotechnology companies and independently. GTC's work in developing transgenic recombinant ATIII is funded by the General Division under a funding and co-marketing agreement entered into in March 1996. See "Related Entities -- Genzyme Transgenics Corporation."

         GTC is working with the General Division and with a number of biopharmaceutical companies on feasibility studies regarding the transgenic production of specific proteins. During 1995, GTC completed and opened a transgenic production facility in central Massachusetts that utilizes transgenic goats. A specially selected goat herd was imported from New Zealand from which transgenic animals will be bred to produce pharmaceutical proteins.

         In October 1994, GTC acquired TSI, a leading provider of preclinical testing and manufacturing support services primarily to pharmaceutical, biotechnology and chemical companies. This acquisition was undertaken in order to expand GTC's business operations and provide a more comprehensive offering of support services to its customers. GTC's testing businesses offer broad scientific capabilities in such fields as preclinical efficacy models, teratology, photobiology, surgery and continuous infusion. For the year ended December 31, 1995, the testing businesses had revenues of approximately $26 million.

         DIAGNOSTIC SERVICES

         The General Division's diagnostic services business unit, which operates under the trade-name of Integrated Genetics, applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services to physicians, hospitals, universities, medical centers, clinical laboratories, genetic centers and managed care organizations throughout the United States and internationally. The General Division also provides identity testing services to state and local government agencies, attorneys and various courts in the U.S., as well as donor typing to bone marrow registries.

         On October 2, 1995, Genzyme acquired all of the publicly-owned shares of IG and IG was merged into the General Division. See "Related Parties." In February 1996, Genzyme announced an agreement to merge Genetrix, Inc., a Phoenix-based operator of prenatal and cancer genetic testing laboratories, with Genzyme in a transaction to be accounted for as a pooling of interests. Subject to the approval of the Genetrix shareholders and the satisfaction or waiver of certain other conditions, the merger will be consummated, with holders of Genetrix stock receiving shares of General Division Stock, and the operations of Genetrix will be included within the diagnostic services business of the General Division.

         GENERAL DIVISION DIAGNOSTIC SERVICES PORTFOLIO

           PRODUCT                             INDICATION/APPLICATION                            STATUS
           -------                             ----------------------                            ------
Biochemical testing                      Screening for certain fetal                            Commercial
                                          chromosomal abnormalities                              service

Prenatal cytogenetics                    Detection of fetal chromosomal                         Commercial
                                          abnormalities                                          service

InSight(R) molecular genetic             Rapid detection of selected fetal                      Commercial
 testing                                  chromosomal abnormalities                              service

DNA testing                              Detection of single gene disorders                     Commercial
                                          (CF, Fragile X, Huntington Disease,                    service
                                           Gaucher Disease, etc.)

Cancer Testing -- cancer                 Applications used singly or in tandem                  Commercial
 cytogenetics, flow cyto-                 for detection and prognosis of                         service
 metry, fluorescent in-situ               various forms of cancer
 hybridization "FISH", DNA

Fetal cell separation                    Detection of fetal chromosomal                         Preclinical
                                          abnormalities                                          development

Identity testing                         Establishing paternity and identifying                 Commercial
                                          potential bone marrow transplant                       service
                                          donors

         PRENATAL AND POSTNATAL GENETIC DIAGNOSTIC SERVICES. The General Division offers three types of genetic diagnostic services: biochemical testing, classical and molecular cytogenetic testing, and DNA testing. Biochemical testing services consist primarily of a widely used screening test (AFP(3)) used to determine if further prenatal genetic testing is appropriate. Classical and molecular cytogenetic testing involves the analysis of fetal cells obtained through amniocentesis or chorionic villi sampling ("CVS") to evaluate chromosomal abnormalities. DNA analysis is performed to determine the likelihood that the subject has, or is a carrier for, a specific genetic disorder.

         The market for these services has experienced significant growth in recent years. The General Division's strategy is to expand its genetic diagnostics business by providing a comprehensive range of high quality testing services in a timely, accurate and convenient manner; by aggressively marketing its services through a direct sales force; and by maintaining an active research and development program that enables it to introduce additional testing services based on new technologies. The Division also has an active program to expand its laboratory operations through acquisition.

         The InSight(R) test, a faster cytogenetic test based on in situ hybridization of chromosome-specific DNA probes, was introduced by Integrated Genetics in 1991. This technology permits identification of the most frequently occurring chromosomal abnormalities within 48 hours, as compared to the one to three weeks required to perform classical cytogenetic testing (karyotyping). The InSight(R) analysis is offered in conjunction with a complete karyotype. Cancer diagnostic services based on cytogenetics and a series of supporting tests currently focus primarily on various forms of leukemias and lymphomas.

         The General Division also provides testing for numerous genetic diseases including, fragile X syndrome, spinal muscular atrophy, Huntington disease, polycystic kidney disease, sickle cell anemia, and hemophilia. Its current cystic fibrosis test, launched in 1994, uses samples of cells collected by using a simple cheek brush and is capable of detecting more possible genetic mutations (32), more rapidly and at lower cost than methods previously available.

         GENETIC IDENTITY TESTING SERVICES. The General Division also provides identity testing services principally to state and local government agencies and courts throughout the United States from its high volume testing laboratory in North Carolina. Both classical blood tests and DNA tests are used to provide customers with reports as to the likelihood of paternity. Testing services are also performed to provide forensic medical evidence which is used to identify suspects involved in violent crimes and DNA testing is offered to bone marrow registries attempting to match potential donors with transplant patients.

         DEVELOPMENT PROGRAMS. The General Division maintains an active program aimed at identifying and developing new technologies and methods of performing genetic tests and applying these methods to improve and expand its menu of testing services. In its own research laboratories and in collaboration with others, Integrated Genetics conducts major research and development programs in such areas as genomics, test platforms for complex mutational analysis, predispositional testing for cancer and other late onset diseases, and rare cell separation and analysis methods.

         Since introduction of the first generation InSight(R) rapid cytogenetic analysis test in 1991, the Company has developed numerous other FISH probes and various DNA tests, including a sophisticated 32-mutation cystic fibrosis cheek brush test. In 1995, proprietary new multiple allele specific diagnostic assay ("MASDA") technology was introduced. MASDA is an efficient, accurate and cost effective DNA test method for high throughput complex mutational analysis which can simultaneously detect more than one hundred known mutations in hundreds of patient samples. Also in 1995, the genomics group, together with their collaborators, announced the full identification of the PKD1 gene, which causes polycystic kidney disease, a common genetic disorder that leads to renal failure by middle age in most affected individuals. This group is also involved in the discovery of the gene for the most common cause of inherited cardiac arrhythmia, long QT syndrome, also known as "sudden death syndrome."

         The General Division is now beginning to use the MASDA technology in its in-house predispositional assay development. This program is aimed at identifying causative genetic mutations associated with various cancers and certain other diseases where the ability to test a large number of genetic mutations is critical. Work in the genomics program continues to focus on finding and understanding important genes that have a potential diagnostic and therapeutic use for various sectors of Genzyme's businesses.

         The General Division continues its efforts to develop methods and procedures to isolate and genetically analyze fetal cells obtained from maternal blood samples. The program has demonstrated the feasibility of a separation technology involving the use of combinations of antibodies that bind selectively to specific cell types and has developed appropriate immobilization and analytical methods. However, at this point, the process does not meet the Division's consistency standards well enough to commercialize it as a high quality diagnostic test.

         Fetal cells obtained from maternal blood serum could potentially be used in lieu of cells derived from amniotic fluid or chorionic villi for genetic testing, thereby avoiding the risk associated with amniocentesis or CVS. The General Division believes that successful development of techniques which permit prenatal genetic testing of samples obtained from mothers on a low risk basis, using rapid low cost detection methods such as InSight(R), can result in a substantial expansion of the market for prenatal testing. Significant resources continue to be focused on this research program.

         DIAGNOSTIC PRODUCTS

         The General Division is a leading independent supplier of diagnostic components (enzymes, substrates, antibodies and antigens), bulk reagents and devices to manufacturers of clinical diagnostic reagents and kits as well as directly to clinical reference laboratories. The division also manufactures and sells a broad line of antibody and antigen based ELISA test kits. In addition, the division distributes a broad product line of research products to academic, industrial and governmental laboratories for use in immunology and cell biology. The Diagnostic Products Division has manufacturing expertise in enzyme fermentation, purification, reagent formulation and immunoassay test development.

         GENERAL DIVISION DIAGNOSTIC PRODUCTS PORTFOLIO

          PRODUCT                               INDICATION/APPLICATION                            STATUS
          -------                               ----------------------                            ------
Cardiovascular products --              Clinical diagnostic testing                             Product sales
 Direct LDL(TM), HDL

Diagnostic intermediates,               Manufacture of bulk diagnostic products                 Product sales
 components and bulk                     for blood analysis and raw materials
 reagents                                for use in clinical chemistry reagents

ELISA test kits                         Immunodiagnostic kits for blood analysis                Product sales

Research products                       Research in immunology and cell biology                 Product sales

         CARDIOVASCULAR PRODUCTS. The General Division sells devices and reagents for the quantification of LDL and HDL cholesterol levels. In particular, the General Division has developed and commercialized an in vitro diagnostic test kit (the Direct LDL(TM) test kit) for the direct measurement of LDL cholesterol in blood samples. The correlation between elevated blood cholesterol levels and increased risk of coronary heart disease, one of the leading causes of death in the United States, is well established. A high level of LDL cholesterol in the blood indicates an increased risk of coronary heart disease. Prior to the approval of the division's kit, there was no routine direct standardized test for measuring LDL cholesterol and LDL cholesterol levels were derived using several indirect measurements and estimates, each contributing a potential source of error to the calculation.

         DIAGNOSTIC INTERMEDIATES. The General Division produces and sells critical components such as diagnostic enzymes, substrates, proteins and reagents for use in diagnostic kits used for blood analysis in clinical chemistry laboratories. One primary diagnostic area of emphasis for the General Division is pancreatic function, where it provides enzymes, substrates, bulk reagents and patented methodologies for amylase and lipase determination to diagnostic kit manufacturers. For cardiovascular health, the General Division is a leading supplier of cholesterol enzymes used in testing for coronary heart disease. Sales of its diagnostic intermediates are made to over 200 manufacturers and users of diagnostic kits worldwide through its own technical sales representatives in the U.S. and Europe and through distributors in Japan.

         ELISA TEST KITS. The General Division manufactures and sells a broad range of ELISA test kits for infectious disease and endocrinology determinations. In addition, it supplies monoclonal and polyclonal antibodies plus other immunoassay components to immunodiagnostic kit manufacturers. Finally, the General Division supplies patented Contrast(TM) rapid tests for pregnancy and Strep A determination.

         RESEARCH PRODUCTS. The General Division's research products consist of a comprehensive line of cytokines, growth factors, antibodies, proteins and ELISA systems which play an integral role in activating and modulating the body's immune system. These research products are used primarily to conduct research in the areas of immunology and cellular biology.

         PHARMACEUTICALS DIVISION

         The General Division develops, manufactures and sells a range of active drug substances, pharmaceutical intermediates, synthetic phospholipids, peptides, biomolecules and chemicals to the pharmaceutical and health care industries. These products utilize the division's capabilities in multi-step organic chemical synthesis, fermentation, enzymology and carbohydrate technology.

         GENERAL DIVISION PHARMACEUTICALS PRODUCT PORTFOLIO

          PRODUCT                               INDICATION/APPLICATION                            STATUS
          -------                               ----------------------                            ------
MelaPure(TM) Melatonin                  Dietary Supplement                                      Product sales

Clindamycin phosphate                   Treatment of serious infections                         Product sales

Hyaluronic Acid                         Ophthalmic products & research                          Product sales
                                         applications

Active drug substances and              Production of oral and parenteral                       Product sales
 pharmaceutical                          drugs
 intermediates

Fine chemicals                          Production of pharmaceutical inter-                     Product sales
                                          mediates, & electronic chemicals

Synthetic phospholipids                 Drug delivery systems and                               Product sales
                                         pharmaceutical components

Synthetic peptides                      Production of final dosage form                         Product sales
                                         therapeutics

Amino acid derivatives                  Production of synthetic peptides                        Product sales

Biomolecules                            Bioprocessing and reagents                              Product sales

         MELAPURE(TM) MELATONIN. In 1995, melatonin, a synthetic human hormone present in a variety of foods and marketed as a dietary supplement, became the largest selling chemical product manufactured by the General Division. In 1995, the General Division began supplying bulk quantities of melatonin in response to demand from manufacturers of final dosage form product. In addition, Genzyme has developed its MelaPure(TM) Melatonin trademark and marketing program to identify MelaPure(TM) as a high quality material. Genzyme has developed and currently is marketing outside the U.S. a tableted finished dosage form product.

         CLINDAMYCIN PHOSPHATE. The General Division currently produces and sells clindamycin phosphate, an off-patent antibiotic widely used by hospitals for the treatment of infections. Clindamycin phosphate is sold to pharmaceutical companies in the United States, Europe, Japan and the Middle East through the division's worldwide sales organization.

         HYALURONIC ACID. The General Division currently produces and sells bulk hyaluronic acid (HA) for a number of applications. Under an agreement with Alcon, the General Division supplies HA powder to Alcon for incorporation into Provisc(R), an HA-based ophthalmic surgical aid product, which Alcon introduced in 1994. The General Division also receives a royalty based on Alcon's product sales. Hyaluronic acid is also sold to a number of customers for various research and development applications.

         ACTIVE DRUG SUBSTANCES AND PHARMACEUTICAL INTERMEDIATES. The General Division produces drug substances for leading ethical pharmaceutical companies for formulation into a variety of dosage forms. The General Division also supplies various pharmaceutical intermediaries which are converted to active drug substances by the customer.

         FINE CHEMICALS. The General Division has developed a range of high value fine chemicals and chiral intermediates based on the Company's proprietary technology in complex organic chemistry. These products include various synthetic starting materials and liquid crystal chemicals for the electronics industry. The General Division markets these products through its own sales force directly to chemical and pharmaceutical companies worldwide.

         SYNTHETIC PHOSPHOLIPIDS. Phospholipids are the major structural components of cell membranes. They are useful in drug delivery systems, emulsion formulations and as components of pharmaceutical products such as liposomes. The General Division has developed proprietary technology for the large scale manufacture of synthetic phospholipids with high purity and consistency.

         The General Division currently produces and sells synthetic phospholipids to pharmaceutical and biotechnology companies for use in the formulation and delivery of certain of their products.

         SYNTHETIC PEPTIDES AND AMINO ACID DERIVATIVES. Synthetic peptides are a class of biologically active compounds comprised of chains of amino acids. Many of these compounds have applications as active drug compounds and are used by the pharmaceutical industry in final dosage form preparations. The General Division is a commercial scale GMP manufacturer of synthetic peptides for many such applications. Amino acid derivatives are the materials used in the production of synthetic peptides. In addition to producing these materials for use in its own peptide manufacturing processes, the General Division sells amino acid derivatives to the pharmaceutical industry for use in the manufacture of peptides.

         BIOMOLECULES. The General Division produces and sells a variety of biomolecules for use as bioprocessing materials in the biotechnology and pharmaceutical industry. These include reagents such as DTT.

COMPETITION

         The General Division is engaged in a segment of the human health care products industry that is extremely competitive. Competitors in the United States and elsewhere are numerous and include major pharmaceutical, chemical and biotechnology companies, many of which have substantially greater resources than Genzyme. These companies may succeed in developing products that are more effective than any that have been or may be developed by the General Division and may also prove to be more successful than the General Division in producing and marketing their products.

         Each of the General Division's four business areas faces different competitive challenges:

         THERAPEUTICS. Although the General Division is not aware of any current effective alternative to its products for the treatment for Gaucher disease (Ceredase(R) enzyme and Cerezyme(R) enzyme), competition potentially could come from other protein replacement therapies or gene therapy. The General Division believes that its proprietary production techniques, exclusive raw material source for Ceredase(R) enzyme and, to a certain extent, the orphan drug status of its products give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. The General Division believes that the principal factors that will affect competition for Ceredase(R) enzyme and Cerezyme(R) enzyme will be clinical effectiveness and absence of adverse side effects. One company is attempting to develop an alternative form of recombinant GCR by producing the enzyme in insect cells and modifying it by applying a coating of polyethylene glycol.

         The General Division believes that its expertise in developing proprietary fermentation processes and its access to proprietary strains of micro-organisms used in its HA production process will give it a competitive advantage in the development of HA products. The General Division's anti-adhesion products may face significant competition from other HA-based products, from non-HA-based products and from changes in surgical techniques that would obviate the use of HA. The General Division believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price.

         There are a number of organizations, both academic and commercial, which are engaged in developing therapies to treat either the symptoms of CF or the cause of the disease. The General Division is not aware of other non-academic organizations working on a protein replacement therapy for CF. Several groups are developing gene therapy approaches to the disease and also have received RAC approval to initiate limited human studies of CF gene therapy. In addition, other organizations are investigating pharmacological and biological agents that would treat CF. One such product, Pulmozyme(TM), which was developed by Genentech, Inc., currently is on the market. These groups may succeed in developing gene therapy products before the General Division, in obtaining patent protection that may effectively block the General Division from commercializing its gene therapy or protein replacement products or in developing other drug therapies that relieve the symptoms of cystic fibrosis and, thus, compete with products under development by the General Division.

         DIAGNOSTIC SERVICES. The United States market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. The General Division believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues, and with no individual company, including Integrated Genetics, accounting for more than 18% of the total.

         Competitive factors in the genetic diagnostics services business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports. The General Division believes that its research and development program, which has enabled it to develop and introduce testing services based on new technology, and its active sales and marketing force have played significant roles in the rapid growth of its genetic diagnostics services business. Furthermore, in addition to the General Division, several companies and academic groups are attempting to develop fetal cell separation techniques. The General Division believes that its combination of separation and analytical technologies will give it a significant competitive advantage.

         DIAGNOSTIC PRODUCTS. The General Division acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. This philosophy enables the General Division to maintain unique relationships with major diagnostic kit manufacturers and to engage with them in development efforts to produce new or improved kits. The market in the diagnostic products industry is mature and competition is based on price, reliability of supply and the purity and specific activity of products.

         PHARMACEUTICALS. Competition in the pharmaceuticals business is affected primarily by production efficiency, product quality and price. The General Division believes that its success in this market is due to its technical expertise and selection of high-value, small volume products which minimizes direct competition with larger production operations in commodity products.

PATENTS AND PROPRIETARY TECHNOLOGY

         The General Division has filed or has licensed rights to many patent applications and patents in the United States and numerous foreign countries relating to its processes and products. In general, patents issued in the U.S. are effective for a period of seventeen years from date of issue, although the GATT legislation recently passed changes this to twenty years from the filing date for applications filed after June 8, 1995. The duration of foreign patents varies in accordance with applicable local law. The General Division also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in its product areas. Genzyme's employees, consultants and corporate partners who have access to its proprietary information have signed confidentiality agreements. There can be no assurance that these agreements will be honored or that others may not independently develop similar technology.

         There can be no assurance that the General Division's patent claims will offer protection against competition, or will not be designed around or infringed upon by others. In addition, there can be no assurance that other companies will not be awarded patents that affect the General Division's interests. Genzyme may be required to obtain licenses under such patents in order to manufacture and market some of its products. There can be no assurance that it will be able to obtain such licenses or that such licenses will be available on commercially reasonable terms. In addition, patent litigation is widespread in the biotechnology industry and it is not possible to predict how this will affect the division's efforts to form strategic alliances, to conduct clinical trials or to manufacture and market its products under development.

GOVERNMENT REGULATION

         Governmental regulation, in the United States and other countries, is a significant factor in the production and marketing of many of the General Division's products and in its ongoing research and development activities.

         FDA REGULATION. In the United States, products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as "drugs" or "biologics." The General Division's Ceredase(R) enzyme and Cerezyme(R) enzyme are regulated in the U.S. as drugs, as are Thyrogen(R) hormone and Tretinoin(LF). HyperGAM(TM)+CF and Neozyme II's protein replacement and gene therapy products are regulated as biologics. The Partnership's products are regulated as devices. The Direct Test LDL(TM) cholesterol is classified as an in vitro diagnostic device.

         The activities required before drugs or biologics may be marketed in the United States include (i) preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies, (ii) the submission to the FDA and approval of an application for human clinical testing (an "IND"),
(iii) adequate and well controlled human clinical trials to prove the safety and effectiveness of the drug or biologic, (iv) the submission of a New Drug Application ("NDA") for a drug or a Product License Application ("PLA") for a biologic and (v) the approval by the FDA of the NDA or PLA.

         In addition to product approval, the manufacturer of the product may have to obtain an establishment license (for a biologic that is not considered well characterized) or a pre-approval Good Manufacturing Practices ("GMP") inspection (for a drug or well characterized biologic) from the FDA. Since any license granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location necessitates additional FDA review and approval.

         Products that are classified as devices also require FDA approval prior to marketing. Devices are classified as Class I, II or III, depending upon the information available to assure their safety and effectiveness. In general, Class I and Class II devices are devices whose safety and effectiveness can reasonably be assured through general or specific controls, respectively. Class III devices are life sustaining, life supporting or implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices. The steps required for approval of a Class III device include
(i) preclinical laboratory tests and in vitro and in vivo preclinical studies,
(ii) the submission to the FDA and approval of an investigational device exemption (an "IDE") to allow initiation of clinical testing, (iii) human clinical studies to prove safety and effectiveness of the device, (iv) the submission of a PMA and (v) the approval by the FDA of the PMA. Typically, clinical testing of devices involves initial testing to evaluate safety and feasibility and expanded trials to collect sufficient data to prove safety and effectiveness. In addition, the procedures and the facilities used to manufacture the device are subject to review and approval by the FDA.

         A device (other than a Class III device) which is proved to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after approval of a 510(k) application rather than the filing of an IDE and a PMA. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

         The time and expense required to perform the clinical testing necessary to obtain FDA approval can far exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could delay, impede or prevent marketing approval, limit uses, force a recall of the product or expose the General Division to product liability claims.

         REGULATION OUTSIDE THE UNITED STATES. For marketing outside the United States, the General Division is subject to foreign regulatory requirements governing human clinical testing and marketing approval for its products. These requirements vary by jurisdiction, differ from those in the U.S. and may necessitate additional pre-clinical or clinical testing whether or not FDA approval has been obtained.

         Generally, the division's initial focus for obtaining marketing approval outside the U.S. is Europe. European Community ("EC") Directives ("regulations") generally classify products either as medicinal products or devices. For medicinal products, marketing approval may be sought using either the centralized procedure of the Committee for Proprietary Medicine or Products (the "CPMP") or the decentralized (mutual recognition) process. The CPMP centralized procedure results in a recommendation for approval in all member states, while the EC multi-state process involves country by country approval. EC regulations for products classified as devices have been implemented for some devices. Devices such as Genzyme's HA Products must receive market approval through a centralized procedure, where the device receives a CE mark allowing distribution to all member states of the European Union. For those devices where EC regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE mark certification requires the company to receive International Standards Organization (ISO) certification for each facility involved in the manufacture or distribution of the device. This certification only comes after the development of an all inclusive quality system which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the EC. After certification is received a product dossier is reviewed which attests to the products compliance with EC directive 93/42/EEC for medical devices. Only after this point is a CE mark granted

         Ceredase(R) enzyme has been registered for sale in the EC through a CPMP centralized procedure. The General Division expects Cerezyme(R) enzyme, Thyrogen(R) hormone and the products of Neozyme II also will be regulated through centralized CPMP procedure. Seprafilm(TM) has been granted the CE Mark.

         ORPHAN DRUG ACT. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that is considered by the FDA to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the United States during the seven-year exclusive marketing period. The General Division has been accorded orphan drug status for Ceredase(R) enzyme and Cerezyme(R) enzyme and has received orphan drug designation for a number of other products currently under development, including the products of Neozyme II and Thyrogen(R) hormone. The TretinoinLF product being developed in conjunction with Aronex has received orphan drug designation for the treatment of leukemias.

         Periodically, legislation is proposed before the United States Congress to amend the Orphan Drug Act to reduce the seven-year exclusive marketing period under certain circumstances. Any such legislation is not likely to affect products currently being marketed such as Ceredase(R) enzyme and Cerezyme(R) enzyme but could reduce the market exclusivity period for future products. Although the Company has filed for or received orphan drug designation for various products, the Company believes that the commercial success of these products including Ceredase(R) enzyme and Cerezyme(R) enzyme will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on any exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents, exclusive raw material supply contracts and other means.

         OTHER GOVERNMENT REGULATION. The General Division's operations are or may be subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with its research work. The extent of government regulation which might result from future legislation or administrative action cannot be predicted.

THE BUSINESS OF THE TISSUE REPAIR DIVISION

         OVERVIEW

         Genzyme's Tissue Repair Division ("GTR") focuses on developing, producing and marketing technologically advanced products for the treatment and prevention of serious tissue damage. GTR believes that strong capabilities in three groups of core technologies -- autologous cell processing, therapeutic protein development and biomaterials engineering -- enhance its ability to successfully develop and market a portfolio of novel products and services to apply to unmet medical needs in the field of tissue repair. Two services, the Epicel(SM) Service for permanent skin replacement, and the CARTICEL(SM) Service for repair of cartilage, currently are on the market. Several others are in clinical evaluation. Significant additional development efforts, preclinical testing and manufacturing scale-up activities, as appropriate, must be completed before the products and services under development can be commercialized. In addition, most of these products and services will require regulatory approval. There can be no assurance that adequate resources will be available to fund these activities or that, if funded, they will be completed successfully, that necessary regulatory approvals will be obtained or that the products under development will be commercialized successfully.

         Genzyme created GTR in December 1994 by acquiring BioSurface Technology, Inc. ("BioSurface") and combining it with several Genzyme programs in the area of tissue repair. BioSurface was in the business of developing and supplying engineered tissues grown from normal human cells using proprietary cell culture technology.

GTR PRODUCTS AND SERVICES

         GTR's activities can be divided into three main areas: cartilage repair, consisting of the CARTICEL(SM) Service and CARTICEL II; skin repair, including the Epicel(SM) Service and the TGF-Beta2 and Vianain(R) Debriding Product programs; and other tissue repair opportunities in the areas of multiple sclerosis and bone repair.

         CARTILAGE REPAIR - CARTICEL(SM) SERVICE

         Cartilage tissue can be found in several parts of the body and serves several different purposes. Articular (hyaline) cartilage is a thin layer of tough opaque tissue that lines the opposing bone surfaces of all moving joints in the body to provide almost frictionless movement of the joint. Another type of cartilage (fibrocartilage) serves a shock-absorbing function in the knee and in the spine between the vertebrae. Cartilage is also the tissue which gives shape to the ear and the nose.

         Damage to cartilage causes significant medical problems. When articular cartilage tissue in a joint suffers more than superficial damage, it does not regenerate and may further deteriorate over time. Even damage which creates a small defect in articular cartilage can impair joint movement, restrict patient mobility and cause pain and joint locking. There were an estimated 1.3 million procedures performed in the U.S. in 1994 to treat soft tissue damage in the knee. A substantial number of these procedures involved articular cartilage damage.

         In the most severe cases of damaged cartilage, the joint is replaced with a metal or plastic prosthesis. In the United States, approximately 190,000 total joint replacements are performed each year at a total cost to the healthcare system of approximately $3 billion. Total joint replacement carries a significant risk of long term failure. Consequently, knee replacement is considered a last resort treatment for patients under 60 years old.

         Arthroscopic techniques are currently used to relieve patients' pain and lessen the chances of further tissue damage, but they do not repair the defect or stop the degenerative process which may lead to osteoarthritis. Patients with osteoarthritis may require a total joint replacement, which carries a significant risk of long-term failure. Therefore, joint replacement is generally not recommended for patients under the age of fifty, who would likely outlive the prosthesis.

         GTR's CARTICEL(SM) Service provides autologous (or derived from a patient's own cells) cultured articular cartilage cells for the repair of focal cartilage defects in the knee. The service starts with a small sample of healthy articular cartilage tissue removed from the patient's knee. After the cartilage cells from the tissue have been grown to sufficient number in GTR's laboratory, they are transplanted back into the cartilage defect in the patient's knee to form new cartilage tissue. Because these laboratory-grown cells can lead to replacement of the cartilage defect with healthy cartilage tissue, GTR believes that the CARTICEL(SM) Service may improve joint function and significantly delay or even eliminate the need for expensive, debilitating joint replacement surgery. Based on market research it has conducted, GTR estimates that CARTICEL(SM) Service is applicable in approximately 250,000 patients with cartilage defects each year in the United States and Europe, combined.

         The CARTICEL(SM) Service is an integrated program of surgeon training, standardized cartilage cell processing, and rigorous collection and analysis of outcomes data, which is aimed at providing broad surgeon access and achieving and maintaining high quality patient outcomes. Although the CARTICEL(SM) Service is not currently regulated by the FDA, GTR has developed a quality systems approach to the delivery of this service.

         GTR's CARTICEL(SM) Service has been developed based on eight years of pioneering work by a group of Swedish physicians (the "Swedish Group"). As of March 1, 1996, the Swedish Group, which was the first group in the world to report the use of cultured autologous cartilage cells to treat cartilage damage, has treated 245 patients with knee cartilage defects. A retrospective review of safety data on the initial 153 patients treated by the Swedish Group, which was conducted by an independent data management organization hired by GTR and covered eight years of data for the earliest patients, indicated no serious adverse events directly attributable to autologous chondrocyte implantation or post implantation joint infection. An ongoing retrospective review by GTR presently covering approximately 80 of these patients has yielded encouraging data on the efficacy of the treatment, as measured by joint functionality and arthroscopic and histological evaluation, symptoms and patient assessment of improvement. In the October 6, 1994 issue of the New England Journal of Medicine, the Swedish Group published data on the first 23 patients to reach a two year follow-up evaluation. As reported in this article, 19 of 23 patients had restored or improved joint function after treatment with cultured autologous chondrocytes.

         In order to gain access to GTR's cartilage cell processing services, surgeons must complete comprehensive training in the surgical procedure for autologous cartilage cell implantation. As of March 1, 1996, GTR has trained approximately 400 surgeons. In addition to GTR's three-day training program in Sweden, GTR established a training site in Cambridge, Massachusetts in the fourth quarter of 1995 and modified the training curriculum to concentrate the program into one day in order to meet the increased demand for surgeon training and to accommodate the surgeon's limited time availability. Beginning in March 1996, GTR also began offering the one day training program in the Netherlands. With the completion of the Cambridge facility and by intensifying the training program, GTR will have the capacity to train more than 1,200 surgeons per year.

         GTR's training programs include clinical, technical and practical orientation modules, providing a concentrated exposure to autologous implantation technology. Physician training consists of lectures, practice of the surgical technique and an orientation regarding reimbursement and billing procedures. In an effort to maintain the high quality standards of the CARTICEL(SM) Service training program, GTR utilizes videotapes of the surgical biopsy and implantation procedures performed by the Swedish group. GTR believes that its exclusive ability to provide surgeons with the opportunity to observe and interact with the Swedish Group is a significant competitive advantage.

         DEVELOPMENT PROGRAMS. GTR currently has a number of ongoing development programs relating to its CARTICEL(SM) Service (collectively referred to as CARTICEL II), including work on arthroscopic implantation procedures and development of the CARTICEL(SM) Service for other applications. The primary objectives of these programs are to: (i) improve GTR's general knowledge of cartilage repair, (ii) improve the regenerative ability of the implanted, autologous chondrocytes and (iii) expand the application of the CARTICEL(SM) Service to the repair of large surface area defects such as those seen in osteoarthritic joints. The CARTICEL(SM) Service is currently effective only for the repair of small area defects (less than two centimeters in diameter).

         SKIN REPAIR

         Each year approximately 2,000,000 people in the United States suffer burn injuries. According to the National Center for Health Services, approximately 70,000 of these patients are admitted to hospitals for serious burn injuries. GTR estimates that approximately 25,000 of the most severely burned patients in the United States are admitted to one of the 140 specialized burn centers. Industry analysts estimate that approximately $1 billion is spent in the United States annually for the treatment of burns.

         Chronic skin ulcers are open, often painful wounds found predominantly on the lower extremities of elderly patients. GTR estimates that approximately 2,600,000 cases of chronic or slow healing skin ulcers are treated in the United States each year at a cost of more than $7 billion, with individual treatments costing up to $40,000 per year.

         GTR is developing a range of products targeted at the treatment of burns and skin ulcers, as indicated in the following chart:

         GTR SKIN REPAIR PRODUCT PORTFOLIO

                PRODUCT                               INDICATION/APPLICATION                         STATUS
                -------                               ----------------------                         ------
Epicel(SM) Service                       Burns - Permanent skin replacement               Marketed since 1988


TGF-Beta2                               Tissue growth promotion                          Completed initial
                                                                                           Phase II trial;
                                                                                           Additional Phase II
                                                                                           trial began fourth
                                                                                           quarter, 1995

Vianain(R) Debriding Product             Burns -- Wound debridement                       Completed two Phase
                                                                                           II clinical trials

                                         Ulcers -- Wound debridement                      Completed pilot
                                                                                           trial; Phase II
                                                                                           trial to begin in
                                                                                           early 1996

         EPICEL(SM) SERVICE. Skin grafts produced using the Epicel(SM) Service are a life-saving product indicated for patients who suffer severe, full-thickness burns and need permanent skin replacement. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Starting with a patient biopsy about the size of a postage stamp, GTR can grow enough skin grafts in three to four weeks to cover a patient's entire body surface area. Each skin graft consists of a sheet of cultured skin cells, approximately 25 square centimeters in size and ranging from two to eight cell layers thick, attached to a piece of surgical dressing material. A 48 hour shelf life allows these grafts to be delivered anywhere in the United States, Europe or Japan from GTR's production laboratories in Cambridge, Massachusetts.

         Skin grafts produced using the Epicel(SM) Service were first introduced in 1988 and remain the only commercially available laboratory grown skin grafts shown to provide permanent skin replacement. Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow skin grafts produced using the Epicel(SM) Service. Therefore, GTR believes that the primary candidates for the Epicel(SM) Service are the approximately four hundred patients each year in the United States who survive burn injuries covering more than 60% of their body surface area. GTR markets the Epicel(SM) Service to burn centers throughout the U.S. and in parts of Europe through its own direct sales force. GTR began marketing the Epicel(SM) Service in Japan in 1995 through its distributor.

         GTR is currently evaluating alternative approaches for use of the Epicel(SM) Service which will represent improvements over certain limitations that have been identified in its clinical utility and production methods. Methods being evaluated by GTR include use of synthetic membranes and composite skin grafts. GTR believes that advances in the field of autologous keratinocyte grafting coupled with one or both of these technologies may allow the expanded use of autologous keratinocyte grafting for the treatment of smaller burns as well as for treatment of cutaneous ulcers which involve large surface areas of the skin. In the latter case, GTR believes an improved autologous keratinocyte graft could effectively and economically provide final wound closure following effective debridement and induction of granulation tissue deposition at the wound site.

         TRANSFORMING GROWTH FACTOR BETA2 ("TGF-BETA2"). TGF-Beta2 is one of a family of proteins that plays an important role in the body's ability to promote normal wound healing by stimulating the growth of connective tissue. GTR has licensed recombinant TGF-Beta2 from Celtrix Pharmaceuticals, Inc. ("Celtrix") and is collaborating with Celtrix on the use of TGF-Beta2 to promote the healing of chronic skin ulcers by supplementing the body's own production of TGF-Beta2. The product will consist of an easy-to-use collagen sponge which serves as a delivery vehicle permitting the release of a consistent dose of TGF-Beta2 to the wound surface over time.

         In January 1994, Celtrix announced that the results of the Phase II study of the TGF-Beta2 wound healing product in the treatment of venous ulcers were consistent with previous findings which indicated a positive trend in wound healing. These results also allowed Celtrix to reach several important conclusions: (i) topically applied TGF-Beta2 is safe at the doses tested; (ii) the delivery vehicle is well tolerated and (iii) the ease of treatment enables patients to apply TGF-Beta2 therapy themselves. However, due to variability in patient response in placebo groups, combined with a greater-than-expected placebo effect, statistical significance was not achieved in this study.

         In the fourth quarter of 1995, GTR began a 12 center, double-blinded, randomized Phase II clinical trial. The study groups 200 diabetic patients suffering from neurotrophic diabetic foot ulcers into one of three TGF-Beta2 coated collagen sponge dose groups, a placebo group or a standard of care control group.

         During the first half of 1995, GTR concentrated its efforts on refining the formulation and manufacturing process for the TGF-Beta2 collagen sponges at Genzyme's Allston, Massachusetts facility for use in Phase II clinical trials. Genzyme successfully produced 10,000 sponges using bulk TGF-Beta2 from Celtrix and collagen slurry from an outside source. Genzyme plans to manufacture TGF-Beta 2 for phase III clinical trials in its own facilities. Upon commercialization, GTR will make royalty payments to Celtrix based on cumulative product sales. GTR is also obligated to make milestone payments to Celtrix for product development related achievements.

         GTR's rights with respect to TGF-Beta2 derive from a license and development agreement which Genzyme and Celtrix entered into in June 1994. The agreement provides for a collaboration between the parties to develop and commercialize TGF-Beta2 for any therapeutic uses for any clinical indication (excluding soft tissue augmentation, vascular prostheses, and all ophthalmic and mucositis indications). Genzyme's rights and obligations under the agreement with Celtrix have been allocated to GTR. Pursuant to the license agreement, GTR has worldwide commercialization rights, excluding Asia, for all systemic indications and select other indications of TGF-Beta2. Celtrix has retained the right to acquire rights to indications not pursued by GTR.

         VIANAIN(R) DEBRIDING PRODUCT. The Vianain(R) Debriding Product is a proprietary enzyme preparation designed to remove necrotic tissue from the wound site. Vianain(R) Debriding Product is formulated in a hydrophilic cream delivery vehicle so that it is highly viscous and easy to apply to and cleanse from the wound site. Since Vianain(R) Debriding Product is designed to be applied at the bedside by a nurse or technician, GTR believes it may also be more cost effective to use than currently available debridement methods. GTR intends to use the same proprietary preparation of Vianain(R) Debriding Product to remove necrotic tissue from both burn and skin ulcers.

         In October, 1995, GTR completed a Phase II clinical trial of Vianain(R) Debriding Product in burn patients. The results of this multi-center study indicate that (i) Vianain(R) Debriding Product is a safe and effective debriding agent; (ii) multiple applications of Vianain(R) Debriding Product are required to effectively debride the burn wound; (iii) a significantly higher number of patients treated with Vianain(R) Debriding Product achieved acceptable debridement of the wound compared to patients treated with the vehicle alone;
(iv) there was insufficient information to determine if the use of Vianain(R) Debriding Product can speed the determination of early burn depth; and (v) there was a trend toward decreased time to wound closure in the Vianain(R) Debriding Product treatment group as compared to the control group, but this difference was not statistically significant.

         Based on these results, GTR is evaluating the design of a pivotal study for the treatment of burns using Vianain(R) Debriding Product.

         A Phase II single-center study evaluating the ability to transplant skin grafts to full thickness burn injuries directly following treatment with Vianain(R) Debriding Product in ten patients was completed in May 1995. Clinical results indicate that the use of Vianain(R) Debriding Product does not yield an immediately graftable bed in full thickness burns. However, it appears to be an effective debulking agent.

         Phase I clinical studies for the Vianain(R) Debriding Product for the treatment of chronic skin ulcers were completed in June 1995. A total of 15 chronic ulcer patients (8 venous, 5 diabetic, 2 pressure) were treated. Preliminary results indicate that Vianain(R) Debriding Product is a safe and effective debriding agent. The product appears to be most effective in venous ulcers; six out of eight patients experienced at least 90% debridement (the remaining 2 patients showed 50-89% debridement) and seven patients showed a significant increase in the amount of healthy granulation tissue present. A Phase II study is planned to begin during 1996.

         ACTICEL(SM) WOUND DRESSINGS. Acticel(SM) wound dressings are "living bandages" composed of three-dimensional sheets of living epidermal tissue grown in the laboratory from donor cells and attached to synthetic dressing materials. Acticel(SM) wound dressings provide a covering to the wound and act as a barrier to infectious agents and prevent desiccation of the tissue. In August 1995, GTR completed an interim analysis of data obtained from the first 77 patients in its trial of Acticel(SM) wound dressings as a treatment for partial thickness burns. Although the results from treatment of the second half of this patient group, which followed a clinical investigators' meeting to discuss patient selection and use of the product, were at a level sufficient to meet the stated trial objectives, it did not appear that data for the entire trial would be sufficient to support a filing of an application for marketing approval.

         Based on this analysis, together with GTR's concerns as to the commercial potential of the current product concept, and in order to focus GTR's near term efforts on the introduction of the CARTICEL(SM) Service, GTR has elected to discontinue patient enrollment in the trial. GTR has also determined that it will undertake a review of the product design and commercial potential of Acticel(SM) wound dressings prior to initiation of future clinical studies.

         OTHER TISSUE REPAIR OPPORTUNITIES

         MULTIPLE SCLEROSIS. Multiple sclerosis ("MS") is the most common disease of the brain and spinal cord among young adults in the United States. The National Multiple Sclerosis Society estimates that approximately 250,000 people in the United States suffer from multiple sclerosis. GTR believes that the annual healthcare cost associated with care and treatment of multiple sclerosis patients exceeds $2 billion in the United States. Patients develop debilitating symptoms including fatigue, numbness, pain, slurred speech, blurred vision and, ultimately, muscle spasm and paralysis. MS is rarely fatal. While most patients are ambulatory, at least between episodes, some patients may eventually become paralyzed and confined to a wheelchair.

         Current therapy for multiple sclerosis remains inadequate. Steroids can be used for temporary, symptomatic relief in mild cases of the disease, but toxicity and lack of effectiveness limit their usefulness. More recently, a beta interferon-based immunomodulator has been approved by the FDA. GTR is aware of two other products for which NDAs have been filed, one of which is beta interferon-based. Other therapies (such as cyclosporines, antimetabolites, gold and radiation) appear to benefit some patients but are also associated with treatment-limiting side effects.

         GTR is developing recombinant TGF-Beta2 for formulation as an intravenous injectable product for administration to MS patients for the prevention of autoimmune damage of nerve tissue.

         GTR is continuing the work begun by Celtrix on TGF-Beta2 in people suffering from multiple sclerosis. In April 1994, Celtrix initiated a Phase I clinical study with recombinant TGF-Beta2 in individuals with multiple sclerosis. The study is being conducted by the National Institute of Neurological Disorders and Stroke. The initial clinical evaluation of TGF-Beta2 in patients with MS is an open-label, ascending-dose safety study involving 15 patients with the progressive form of the disease. It is anticipated that this initial study, along with on-going preclinical safety and efficacy testing of TGF-Beta2 in MS animal models, will provide the basis for expanded clinical studies. GTR continues to conduct toxicity studies of TGF-Beta2 to support future phase II clinical trials. GTR anticipates results from the on-going Phase I trial in 1996. GTR has not committed to a development and commercialization strategy for TGF-Beta2 for MS and has begun exploratory discussions regarding the future grant of a license to a third-party for this indication.

         BONE REPAIR

         Approximately two million bone fractures occur in the United States every year, and 500,000 of these experience problems with repair. In these cases, repair may be inhibited by disease. When there is substantial bone loss, current methods such as autologous bone grafts, cadaver bone grafts and electrical stimulation vary in efficacy and side-effects. In the United States, bone augmentation is used in nearly all of the 170,000 spinal fusion procedures and in about 15% of the 1.3 million trauma fractures. The most recent alternatives for repair have been hydroxyapatite or collagen-based porous bone graft substitutes. However, these grafts are osteoconductive, meaning that they provide a matrix for bone growth but do not contain growth promoting agents. Current research is focusing on the development of osteoinductive or bone growth promoting agents.

         TGF-Beta2 has been shown to promote wound healing in animal models of hard tissue repair. GTR has been approached by a number of companies in the orthopedic implant market to evaluate the use of TGF-Beta2 in conjunction with accelerating the healing process in segmental defect repair and general use of implants. GTR may grant a license for use of TGF-Beta2 for this indication to a third party.

PRODUCTION

         GTR has developed and validated a commercial scale, proprietary chondrocyte processing system for the CARTICEL(SM) Service. A total of 54 validation studies were conducted as part of this process. In addition, GTR has developed hundreds of standard operating procedures to ensure the safety and quality of its CARTICEL(SM) Service. These procedures incorporate GTR's quality assurance program, consisting of facility controls, process controls and final product testing. Furthermore, each technician undergoes three months of training prior to handling patient cells. All production and quality control procedures are intended to ensure traceability of operations. GTR believes that this quality systems approach will facilitate meeting the new regulatory requirements expected to be imposed by the FDA. See "Government Regulation."

         GTR's process development efforts are directed toward expanding autologous chondrocyte culture capacity, streamlining processing, improving quality at lower production costs and strengthening GTR's proprietary position. This work includes improving yields, reducing labor associated with harvesting chondrocytes from cartilage biopsies, developing methods for extending the viability of both biopsy specimens and final product cell suspensions, and identifying cell culture systems that will enable GTR to automate much of the production process for the CARTICEL(SM) Service.

         GTR produces materials for its Epicel(SM) Service and CARTICEL(SM) Service in a specialized facility designed for the production of cell based therapies. During the second half of 1995, GTR upgraded and increased the processing capacity of that plant for the CARTICEL(SM) Service to approximately 5,000 patients per year.

In January 1996, GTR acquired two adjacent buildings in Framingham, Massachusetts which it is developing as a CARTICEL(SM) Service production facility with annual capacity of approximately 13,000 patients. This project will be completed in 1996. See "Properties -- Tissue Repair Division." GTR believes that it manufactures its products in compliance with GMP standards where applicable. GTR expects that Vianain(R) and TGF-Beta2 will be manufactured for GTR by the General Division of Genzyme, with the costs of such manufacturing being allocated to GTR.

SALES AND MARKETING

         GTR believes that successful commercialization of the CARTICEL(SM) Service is dependent on its being accepted by and incorporated into routine use by a large number of orthopedic surgeons. In order to gain access to GTR's cartilage cell processing services, surgeons must complete comprehensive training in the surgical procedure for autologous cartilage cell implantation. GTR has trained approximately 400 surgeons through March 1, 1996 and anticipates training 1,200 surgeons during 1996. GTR's training programs include clinical, technical and practical orientation modules providing a concentrated exposure to autologus implantation technology and the ability to observe the surgical procedure, either live in Sweden or by videotape. Surgeons also are given the opportunity to interact with the Swedish surgeons who developed these techniques.

         GTR markets the CARTICEL(SM) Service directly to orthopedic surgeons in the United States and Europe. Since the launch of the CARTICEL(SM) Service, GTR has built its United States and European sales and marketing organization, which now includes a total of 24 sales people. GTR intends to expand this organization to more than 60 by the end of 1996 with sales people experienced in the orthopedic market.

         GTR's sales force promotes the CARTICEL(SM) Service by contacting and educating orthopedic surgeons about the CARTICEL(SM) Service and maintaining an ongoing relationship with each surgeon who receives training from GTR; assisting physicians with administrative, clinical and reimbursement issues involved in arranging to perform the biopsy and implantation procedures at hospitals; and assisting physicians in obtaining the necessary approval from the hospital's IRB to collect outcomes data in accordance with GTR's protocol. GTR further supports its sales and marketing efforts by attendance at and participation in orthopedic congresses and symposia. In Europe, GTR also has access to the General Division's sales force on a cost-sharing basis.

COMPETITION

         CARTICEL(SM) SERVICE. GTR is aware of three companies, Advanced Tissue Sciences, Inc., in conjunction with Smith and Nephew PLC, Integra LifeSciences Corp. and LifeCell Corp. that are engaged in research on cultured cartilage products. GTR believes that none of these firms has progressed to clinical trials.

         EPICEL(SM) SERVICE. GTR is the only commercial provider of cultured skin grafts that have been shown to provide permanent skin replacement for burn patients in the United States. However, GTR may face competition from companies using other approaches to culture skin tissue. Two companies, Organogenesis, Inc. and Advanced Tissue Sciences, have been granted expedited FDA review for their skin substitutes. One of these products will still require a skin graft from the patient or Epicel(SM) Service to close a full-thickness wound and thus will not be competitive with GTR's Epicel(SM) Service. Integra LifeSciences Corp. has submitted a PMA for its collagen-based dermal replacement product to the FDA. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

         TGF-BETA2. The use of growth factors is emerging as a treatment for partial-thickness or very small full-thickness wounds. A number of companies are currently conducting or planning to conduct clinical trials with growth factors, although to date, no recombinant growth factor product has received FDA approval. Potential competitors include Chiron Corp., in collaboration with the Ethicon division of Johnson & Johnson, Curative Technologies, Inc., and Scios Novo, Inc. Curative Technologies, Inc., also has one product on the market which does not require FDA approval. Such growth factors may prove to be complementary to, as well as competitive with, TGF-Beta2. However, GTR does not believe that growth factors can provide permanent skin replacement to compete with the Epicel(SM) Service. Additionally, TGF-Beta2 will compete with interferon-based immunomodulators produced by Chiron Corp. and Biogen Inc. for the treatment of multiple sclerosis.

         VIANAIN(R) DEBRIDING PRODUCT. Vianain(R) will compete primarily with surgical debridement of necrotic tissue or mechanical debridement using hydrotherepy and daily dressing changes to remove necrotic tissue and, to a lesser extent, with currently available enzymatic debridement products. Surgical and mechanical debridement procedures are painful, labor intensive and remove viable tissue along with necrotic tissue while the enzymatic debridement products on the market are slow-acting and of limited efficacy. Enzymatic debridement products currently available commercially include products manufactured by Knoll Pharmaceuticals, Parke-Davis, Boots-Flinte, Inc., Lederle Laboratories and Rystan.

PATENTS AND PROPRIETARY RIGHTS

         GTR pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter considered patentable and important to its business. In addition, a portion of GTR's proprietary position is based upon patents licensed by Genzyme. These license agreements generally require GTR to pay royalties upon commercialization of products covered by the licensed technology.

         GTR received its first patent in October 1995 for its method of freezing cells. In addition, GTR has filed and is preparing several patent applications covering its work in cartilage repair. GTR possesses substantial know-how in the field of autologous cell development generally, and for CARTICEL(SM) Service in particular. Such know-how includes the production of biopsy kits and packaging materials, procedures for quality control, sterility, segregation and manufacturing, and product delivery, and the method by which GTR validates assays for future development. GTR believes that this significant technological know-how places it in a competitively advantageous position.

         Biotechnology is a rapidly developing field. Many patent applications have been filed and the scope the courts will give to the claims of patents issued from such applications and the nature of these claims is unknown. It is premature to predict what general trend, if any, will emerge as to the breadth of allowed claims for biotechnology products and related uses. The allowance of broader claims will increase the incidence and cost of interference proceedings in the United States and the risk of infringement litigation in the United States and abroad. A policy of allowing narrower claims, conversely, would limit the value of GTR's proprietary rights under patents it holds, licenses or for which it has applied. It is possible that interference proceedings will occur with respect to GTR's patent applications. It is also likely that subject matter patented by others will be required by GTR to commercialize at least some of GTR's products. No assurance can be given that licenses under any such patent rights of others will be available on acceptable terms, if at all.

         GTR's proprietary position in the culturing of epidermal tissues was originally exclusively licensed from Harvard University and has been augmented by recently obtained additional patents covering cool storage technology and packaging of skin grafts produced using the Epicel(SM) Service. GTR has also exclusively licensed, on a worldwide basis except for Italy, recent patents covering cryopreservation of such skin grafts. GTR has extended this basic cryopreservation technology by patenting additional developments and improvements in the United States.

         GTR also possesses know-how relating to the large scale production of cultured epidermal grafts, the growth of other types of mammalian cells including fibroblasts and epithelial cells, and the formulation of various types of biomaterials, including HA. In addition to HA know-how, GTR has rights to a series of issued United States patents in tissue repair covering modified forms of HA.

         GTR has pending and issued patents in the United States and other countries covering the enzymatic formulation of the Vianain(R) Debriding Product and hydrophilic cream delivery vehicle for the product.

         Celtrix has obtained patents and filed patent applications in the United States and foreign countries on the composition of TGF-Beta2, its formulation and its therapeutic applications in wound healing, cancer, immune therapy and bone therapy. Genzyme allocated the rights under its license with Celtrix to GTR at the time of GTR's creation in December 1994.

         There can be no assurance that patents issued or licensed to GTR will remain free of challenge by third parties, that GTR may not unintentionally infringe patents of third parties, or that GTR may not have to alter its product development methods or procedures to take into account patents issued to others, causing unexpected costs and delays. There can be no assurance that the pending applications owned or licensed by GTR will issue in any country or that the issued patents will provide a material commercial benefit for GTR.

         While GTR seeks a strong patent position, it believes that its competitive position will also depend on its ability to maintain its trade secrets and proprietary know-how, to achieve market leadership in key product areas and to obtain successful clinical results. GTR's employees, advisors and consultants who have access to GTR proprietary information are required to sign confidentiality agreements.

GOVERNMENT REGULATION

         Prior to launching the CARTICEL(SM) Service, GTR made a determination that this service did not fit within any existing FDA regulatory classification. In the absence of specific regulatory guidance, GTR has voluntarily formulated its own standards for the processing of autologous chondrocytes in its specialized facility and has developed policies governing surgeon training, patient data collection and labeling. GTR believes that its quality systems program is equivalent to the FDA's current Good Manufacturing Practices ("GMP").

         In April, 1995, the FDA contacted GTR and asked for more information regarding the regulatory status of the CARTICEL(SM) Service. In order to clarify the situation, GTR filed a formal request in May of 1995 with the FDA Commissioner's office to review the situation and determine appropriate regulatory jurisdiction. The FDA was provided with information regarding GTR's quality standards and the policies that GTR established for the CARTICEL(SM) Service, as well as answers to specific technical questions. The FDA responded to GTR's request for designation in July 1995, confirming in its response GTR's belief that a formal regulatory framework appropriate to the CARTICEL(SM) Service had not yet been established. Furthermore, the FDA informed GTR that it intended to hold a public hearing to explore the public health impact of and consider appropriate regulatory controls for autologous cell implants. The FDA also informed GTR that it would not regulate the provision of the CARTICEL(SM) Service and Epicel(SM) Services prior to the hearing and development of regulations, and would allow GTR sufficient time to comply with any new regulations that may be promulgated.

         In November 1995 the FDA held a public hearing on the subject of autologous cells for structural purposes as a starting point for the development of new regulations. GTR participated in this hearing, presenting information regarding the development, clinical application and processing related to the CARTICEL(SM) and Epicel(SM) Services. GTR also advocated the development of appropriate regulations to guide further development of products and services in this area. The public comment period following the November meeting closed in February 1996. The FDA has announced that it will review its position and determine if regulations are required in the area of autologous cells for structural and reconstructive purposes. The FDA has indicated that it will provide GTR with sufficient time to comply with any regulation that it may promulgate relating to autologous cells.

         GTR has actively participated in committees with other organizations in the field of autologous cell production in the United States and Europe to develop industry standards. GTR's experience in this field has provided it with the opportunity to take an active role in developing such standards.

         A federal criminal statute that prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but which permits recovery of reasonable costs associated with such activities, has not been applied to the CARTICEL(SM) or Epicel(SM) Services. Certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin, all of which could be interpreted to apply to GTR's production and distribution of cultured tissue products. Provisions in certain states' statues prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank but permit licensed tissue banks, including companies, to recover their reasonable costs associated with such sales. GTR has received notice from one state's Department of Health requiring compliance with its tissue bank licensure statute with respect to distribution of the Epicel(SM) Service. Genzyme has applied for such a license.

         Federal or state regulation could result in significant expense to GTR, limit GTR's reimbursement for its services, and otherwise materially adversely affect GTR's results of operations.

         Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the European Union. Therefore, each European country is free to impose its own regulations on the marketing of such products. To date, GTR has not encountered any local registration requirements for market introduction of the CARTICEL(SM) Service. GTR is currently assessing the regulatory requirements for commercialization of the CARTICEL(SM) Service in Japan.

         GTR is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous safety procedures used in connection with GTR's research work and production operations. Although GTR believes that its safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be completely eliminated. In the event of such an accident, GTR could be held liable for any damages that result and any liabilities could exceed GTR's resources.

EMPLOYEES OF THE REGISTRANT

         As of December 31, 1995, Genzyme (including all consolidated subsidiaries and excluding GTC) had approximately 2,286 employees of whom 417 were engaged in research and development, 793 in manufacturing, 323 in commercial laboratory operations, 409 in marketing, sales and distribution and 344 in administration. Doctorate degrees are held by 167 of the Company's employees. Of the Company's employees, 1,798 are located in the United States, 252 in the UK, 151 in Europe and 15 in Japan and the Far East.

         None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

RESEARCH AND DEVELOPMENT COSTS

         The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from Part II, Item 8 "Consolidated Financial Statements and Supplementary Schedules" and specifically to the "Consolidated Statements of Operations" and to Note K of "Notes to Consolidated Financial Statements."

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

         The information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K is incorporated by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note O of "Notes to Consolidated Financial Statements."

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

              NAME                       AGE                                 TITLE
              ----                       ---                                 -----
Henri A. Termeer                          50         Chairman of the Board, President and Chief
                                                      Executive Officer

Geoffrey F. Cox                           52         Senior Vice President, Operations
                                                      and Pharmaceuticals Division

David D. Fleming                          47         Senior Vice President; President,
                                                      Diagnostics Division

John V. Heffernan                         57         Senior Vice President, Human Resources

Elliott D. Hillback, Jr.                  51         Senior Vice President; President,
                                                      Integrated Genetics

Mark A. Hofer                             42         Senior Vice President and Chief Patent
                                                      Counsel

David J. McLachlan                        57         Senior Vice President, Finance; Chief
                                                      Financial Officer

Gregory D. Phelps                         47         Senior Vice President; President, Genzyme
                                                      Tissue Repair Division

James R. Rasmussen                        48         Senior Vice President, Research

Alan E. Smith                             50         Senior Vice President, Research

Peter Wirth                               45         Senior Vice President and General Counsel

Evan M. Lebson                            52         Vice President and Treasurer

John M. McPherson                         47         Vice President, Biotherapeutic Product
                                                       Development; Vice President, Research and
                                                       Development, Genzyme Tissue Repair
                                                       Division

Richard A. Moscicki                       44         Vice President, Clinical, Medical and
                                                      Regulatory Affairs

G. Jan van Heek                           46         Vice President; President, Therapeutics
                                                       Division

         Each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified or until his earlier resignation or removal.

         Mr. Termeer has served as President and a Director of the Company since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining the Company, Mr.

Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is Chairman of the Boards of GTC and Neozyme
II. Mr. Termeer is also a director of Abiomed, Inc., AutoImmune Inc., GelTex Pharmaceuticals, Inc. and Xenova Ltd. and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

         Dr. Cox joined the Company in June 1984 and has served as Senior Vice President, Operations of the Company since May 1988. Dr. Cox also is responsible for the Company's Pharmaceuticals Division. For 14 years prior to joining the Company, Dr. Cox worked for the manufacturing division of British Fermentation Products, Ltd., a division of Gist-Brocades N.V.

         Mr. Fleming joined the Company in April 1984. He has been President of Genzyme Diagnostics Division since January 1989 and a Senior Vice President of the Company since August 1989. For 11 years prior to joining the Company, he worked for Baxter Travenol Laboratories, Inc.

         Mr. Heffernan joined the Company as Vice President, Human Resources in October 1989 and has served as Senior Vice President, Human Resources since May 1992. Prior to joining the Company, he served for more than five years as Vice President, Human Resources Corporate Staff of GTE Corporation, a diversified communications and electronics company.

         Mr. Hillback has served as Senior Vice President and as President of Integrated Genetics (formerly IG Laboratories, Inc., a majority-owned subsidiary merged into Genzyme in October 1995) since July 1990. For one year before joining the Company, he was President and Chief Executive Officer of Cellcor Therapies, Inc., a biotechnology company. Prior to that, Mr. Hillback was employed for six years in the human health care products business of The BOC Group, Inc., most recently as President of its Glasrock Home Health Care subsidiary. For eleven years prior to joining The BOC Group, Inc., he served in varying capacities at Baxter Travenol Laboratories, Inc. Mr. Hillback is also a director of IVF America, Inc., an in vitro fertilization services company in which Genzyme holds a minority interest.

         Mr. Hofer joined the Company in August 1989 as Vice President and General Counsel, served as Senior Vice President and General Counsel from May 1992 until December 1995 and has been Senior Vice President and Chief Patent Counsel since January 1996. Prior to joining the Company, he served as Chief Patent Counsel for Integrated Genetics, Inc., a biotechnology company, from July 1987 until its acquisition by the Company in August 1989. From March 1981 until July 1987, he served as Patent Counsel for Johnson & Johnson specializing in biotechnology.

         Mr. McLachlan joined the Company in December 1989 and has served as Senior Vice President, Finance and Chief Financial Officer since that time. Prior to joining the Company, he served for more than five years as Vice President of Finance for Adams-Russell Electronics Inc., a defense electronics manufacturer, and Adams-Russell Co., Inc., a cable television company. Mr. McLachlan is also a director of HearX, Ltd.

         Mr. Phelps joined the Company as Senior Vice President in November 1991. Prior to joining the Company, Mr. Phelps served as President and Chief Executive Officer of Viagene, Inc., a biotechnology company, from October 1988 to June 1990 and of ZymoGenetics, Inc., a biotechnology company, from May 1986 to August 1988, and held various positions at Baxter Travenol Laboratories, Inc. from 1975 to 1986. Mr. Phelps is also a director of Neozyme II and Oxtex International Inc.

        Dr. Rasmussen joined the Company in June 1984 and has served as Senior Vice President, Research since August 1989. Prior to joining the Company, he was an Assistant Professor of Chemistry at Cornell University.

         Dr. Smith joined the Company in August 1989 as Senior Vice President, Research. Prior to joining the Company, he served as Vice President-Scientific Director of Integrated Genetics, Inc., from November 1984 until its acquisition by the Company in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England. Dr. Smith also serves as a director of GTC.

         Mr. Wirth joined the Company in January 1996 as Senior Vice President and General Counsel, and remains a partner of Palmer & Dodge, a Boston, Massachusetts law firm, a position he has held since 1982.

         Mr. Lebson joined the Company in August 1989 as Executive Assistant to the President and served as Vice President, Financial Operations from April 1990 to August 1991 and as Vice President and Treasurer since then. Prior to joining the Company, he served as Treasurer and Chief Financial Officer of Integrated Genetics, Inc. from 1983 until its acquisition by the Company in August 1989. Mr. Lebson is also Vice President and Treasurer of GTC.

         Dr. McPherson joined the Company in August 1989 and served as Vice President, Therapeutic Protein Development from November 1989 to May 1993 and as Vice President, Biotherapeutic Product Development since then. He was appointed Vice President, Research and Development of Genzyme Tissue Repair in December 1994. Prior to joining the Company, he was, since April 1988, Director, Protein Chemistry of Integrated Genetics, Inc.

         Dr. Moscicki joined the Company in March 1992 as Medical Director, became Vice President, Medical Affairs in early 1993 and was named Vice President, Clinical, Medical and Regulatory Affairs in December 1993. Since 1979, he has also been a physician staff member at the Massachusetts General Hospital and a faculty member at the Harvard Medical School.

         Mr. van Heek joined the Company in September 1991 as General Manager of its wholly-owned subsidiary, Genzyme, B.V., and became a Genzyme Vice President and the President of Genzyme Therapeutics Division in December 1993. Prior to joining the Company, he was, since 1988, Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation. Mr. van Heek also has served as President and Treasurer of Neozyme II from March 1992 to January 1996.

ITEM 2.  PROPERTIES

         Genzyme's operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities principally in the United States and England. All properties are leased except for certain properties in Haverhill, England, Santa Fe, New Mexico and Framingham, Massachusetts. Genzyme's principal properties are, for the General Division, its extensive and flexible manufacturing facilities for the large scale production of its complex therapeutic proteins, biomaterials, diagnostic products and pharmaceuticals and its genetic diagnostic facilities and, for GTR, its state-of-the-art cell processing facilities for the CARTICEL(SM) Service and the Epicel(SM) Service.

GENERAL DIVISION

         A multi-use pharmaceutical facility in Haverhill, England is used to produce commercial quantities of active pharmaceutical products, including phospholipids. A second multi-use pharmaceutical facility in Liestal, Switzerland is used to produce peptides. Diagnostic enzymes and other fermentation products are produced in a multi-purpose fermentation facility in Maidstone, England and a protein purification plant in West Malling, England.

         Ceredase(R) enzyme is produced under GMP conditions at Genzyme's FDA inspected therapeutic products manufacturing facility located in Cambridge, Massachusetts. Cerezyme(R) enzyme is manufactured under GMP conditions in Genzyme's small scale mammalian cell culture facility in Framingham, Massachusetts. This facility also is used to make Thyrogen(R) hormone for clinical trial use and, if approved by the FDA, for distribution to patients under a Treatment Protocol.

         Construction of the approximately 135,000 square foot mammalian cell culture production facility at Allston Landing in Boston, Massachusetts has been completed. This multi-product plant, which contains extensive sterile filling capacity, will be used initially to manufacture Cerezyme(R) enzyme. The extensive and comprehensive validation, commissioning and inspection activities for the facility and the related Cerezyme(R) enzyme manufacturing process are nearing completion with the objective of receiving FDA approval to sell Cerezyme(R) enzyme manufactured at the plant during 1996. The facility, which is owned by the Company, is built on land held under a 60 year lease.

         Genzyme has manufacturing capacity at two of its UK facilities to produce commercial quantities of HA powder for its family of HA-based products currently under development on behalf of the Partnership. Seprafilm(TM) bioresorbable membrane is produced at commercial scale from the HA powder in a Genzyme manufacturing facility located in Framingham, Massachusetts.

GENZYME TISSUE REPAIR

         Production for the CARTICEL(SM) Service and the Epicel(SM) Service currently occurs in a recently expanded cell processing facility located in Cambridge, Massachusetts. This facility now has capacity to provide the CARTICEL(SM) Service to approximately 5,000 patients per year. In addition, GTR is constructing additional capacity for the CARTICEL(SM) Service in facilities recently acquired in Framingham, Massachusetts. This project, which is expected to add processing for approximately 13,000 additional patients annually, will be completed in 1996.

         Leases for the Company's facilities contain typical commercial lease provisions including renewal options, rent escalators and tenant responsibility for operating expenses. The Company believes that it has or is in the process of developing adequate manufacturing capacity to support its requirements for the next several years.

          The principal properties in which the Company conducts its business are described as follows:

                                                                                                          YEAR OF
                                                                                      SQUARE             LEASE EX-
LOCATION                           FUNCTION                                           FEET               PIRATION
- --------                           --------                                           ----               --------
Boston, MA                         Manufacturing                                      135,000              Owned

Framingham, MA                     Manufacturing and warehousing                      202,500              2002

Framingham, MA                     Manufacturing                                       17,000              2005

San Carlos, CA                     Manufacturing, research and                         31,000              2005
                                    administrative offices

Haverhill, England                 Manufacturing, warehousing,                         90,000              Owned
                                    research and development and
                                    administrative offices

Cambridge, MA                      Production, research and                            64,000              2000
                                    development and administrative
                                    offices for GTR

Cambridge, MA                      Manufacturing and warehousing                       27,500              2001

Russelsheim, Germany               Manufacturing, research and                         74,000              2000
                                    development and administrative
                                    offices

West Malling, England              Manufacturing and warehousing                       12,000              1997

Maidstone, England                 Manufacturing and warehousing                        9,000              2005

Liestal, Switzerland               Manufacturing, research and                         52,000              1998
                                    development and administrative
                                    offices

Cambridge, MA                      Corporate offices, research                        120,000              2005
                                    laboratories and manufacturing

Framingham, MA                     Research laboratories, clinical                    145,000              Owned
                                    laboratories and administrative
                                    offices

Santa Fe, NM                       Clinical laboratories and administrative offices    50,000              Owned

West Malling, England              Research laboratories and                           18,000              2006
                                    administrative offices

Greensboro, NC                     Laboratories                                        61,200              1997

         Genzyme also maintains sales and administrative offices in leased space in Japan, Italy, Belgium and The Netherlands and also leases clinical laboratory and office space at various sites in the United States.

ITEM 3.         LEGAL PROCEEDINGS

         On February 16 and 17, 1995, two actions were filed in the Court of Chancery of the State of Delaware for New Castle County, by individuals (Lenora Isaacs and Richard Berusch in one case and Robert J. Bernard in the other case) alleging to be stockholders of IG Laboratories, Inc. ("IG"), a former majority-owned subsidiary of Genzyme that was merged with and into Genzyme in October 1995 (the "Merger"). Both complaints name as defendants IG, Genzyme and each of IG's former directors. The plaintiffs allege, among other things, that Genzyme and the former directors of IG have breached their fiduciary duties to the former public stockholders of IG in connection with Genzyme's offer to acquire the shares of IG stock held by such stockholders as part of the Merger. The plaintiffs seek class action status, an unspecified amount of damages and a court order enjoining the Merger. The Merger became effective on October 2, 1995 with no action having been taken with respect to these complaints.

         On November 9, 1995, Genzyme was named as a defendant in a lawsuit commenced in the United States District Court of the District of Massachusetts by Michael Spielman, on his own behalf and purportedly on behalf of a class of approximately two hundred others. The Plaintiff was a limited partner of Genzyme Clinical Partners, L.P. ("GCP"). The general partner of GCP was Genzyme Development Corporation ("GDC"), a former subsidiary of Genzyme that was dissolved in 1990 after the Company purchased the assets of GCP. The nature of the plaintiff's claims is that for certain periods Genzyme and GDC failed to issue to the limited partners certain federal and Massachusetts tax schedules, and that Genzyme subsequently failed to disclose to the limited partners the substance of certain legal advice obtained by Genzyme concerning potential Massachusetts tax consequences of the liquidation of GCP. Genzyme has answered the complaint, denying liability. No action has been taken by the court on the plaintiff's request to certify the case as class action. In February 1996, Genzyme filed a motion for summary judgment, requesting that the court enter judgment for Genzyme on all claims asserted in the complaint. The court denied this motion pending discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of Genzyme during the fourth quarter of the fiscal year covered by this report.

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         Prior to December 16, 1994, the Company had outstanding one class of common stock. On December 16, 1994, the outstanding shares of the Company's common stock were redesignated as General Division Stock on a share-for-share basis and a second class of common stock, designated as Tissue Repair Division Common Stock ("TR Stock"), was authorized. On December 16, 1994, 5,000,000 shares of TR Stock were issued to the stockholders of BioSurface in connection with the Company's acquisition of BioSurface. On December 23, 1994, the Company distributed to the holders of record of the General Division Stock at the close of business on December 16, 1994, .135 of one share of TR Stock for each share of General Division Stock held. The General Division Stock and TR Stock commenced trading on December 16, 1994.

         The General Division Stock and the TR Stock are traded on the over-the-counter market and prices are quoted on the Nasdaq National Market System under the symbols GENZ and GENZL, respectively. Prior to the redesignation, the Common Stock traded under the GENZ symbol. As of March 1, 1996, there were 3,539 and 3,704 shareholders of record of General Division Stock and TR Stock, respectively.

         The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, the General Division Stock and the TR Stock as reported by Nasdaq.

                                                           HIGH            LOW
                                                           ----            ---
COMMON STOCK
   1994:
       First Quarter ...........................         $34 1/4         $25 3/4
       Second Quarter ..........................          31              25 1/2
       Third Quarter ...........................          38 1/2          25 1/4
       Fourth Quarter(through
        December 15) ...........................          34 1/2          26 1/4

GENERAL DIVISION STOCK
   1995:
       First Quarter ...........................         $41 1/2         $27 1/4
       Second Quarter ..........................          44              36
       Third Quarter ...........................          64 1/4          39 1/2
       Fourth Quarter ..........................          70 3/64         48
   1994:
       Fourth Quarter(commencing
        December 16) ...........................          31 3/4          26 3/4
TR STOCK
   1995:
       First Quarter ...........................         $ 7 3/4         $ 3 1/2
       Second Quarter ..........................           7 5/8           5 1/8
       Third Quarter ...........................          16 5/8           6 1/2
       Fourth Quarter ..........................          18 1/2          11 3/4

   1994:
       Fourth Quarter(commencing
        December 16) ...........................           5 3/8           3 5/8

         No cash dividends have been paid to date on the Common Stock, the General Division Stock or the TR Stock and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA
                GENZYME CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS DATA (1)
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                 FOR THE YEARS ENDED DECEMBER 31,
- -------------------------------------------------------------------------------------------------------------
                                                   1995         1994          1993        1992         1991
                                                   ----         ----          ----        ----         ----
Revenues:
   Net product sales ....................       $ 304,373    $ 238,645    $ 183,366    $ 139,568    $  72,019
   Net service sales ....................          52,450       50,010       50,511       40,400       21,503
   Revenues from research and development
    contracts:
     Related parties ....................          26,758       20,883       34,162       35,412       23,778
     Other ..............................             202        1,513        2,332        3,699        4,616
                                                ---------    ---------    ---------    ---------    ---------
                                                  383,783      311,051      270,371      219,079      121,916
Operating costs and expenses:
   Cost of products sold ................         113,964       92,226       64,704       52,514       33,164
   Cost of services sold ................          35,868       32,403       34,558       27,254       14,169
   Selling, general and administrative ..         115,108       85,731       78,716       59,704       39,118
   Research and development (including
    research and development related
    to contracts) .......................          68,831       55,334       48,331       39,675       27,232
   Purchase of in-process research and
    development (2) .....................          14,216       11,215       49,000       51,100           --
   Goodwill impairment and
    restructuring costs (4) .............              --           --       26,517           --           --
   Charge for purchase options and
    financing expenses (3) ..............              --           --           --       16,905           --
                                                ---------    ---------    ---------    ---------    ---------
                                                  347,987      276,909      301,826      247,152      113,683
                                                ---------    ---------    ---------    ---------    ---------

Operating income (loss) .................          35,796       34,142      (31,455)     (28,073)       8,233

Other income and (expenses):
   Minority interest in net
    loss of subsidiaries ................           1,608        1,659        9,892        1,678        2,362
   Equity in loss of unconsolidated
    subsidiary ..........................          (1,810)      (1,353)          --           --           --
   Charge for impaired investments ......              --       (9,431)        (700)          --           --
   Settlement of lawsuit ................              --       (1,980)          --           --           --
   Investment income ....................           8,814        9,101       12,209       21,987       12,371
   Interest expense .....................          (1,109)      (1,354)      (2,500)      (7,099)      (2,088)
   Gain on issuance of stock by IG Labs .              --           --           --           --           --
   Gain on sale of GENE-TRAK ............              --           --           --           --        4,065
                                                ---------    ---------    ---------    ---------    ---------
                                                    7,503       (3,358)      18,901       16,560       16,710
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
 extraordinary credit ...................          43,299       30,784      (12,554)     (11,513)      24,943

Benefit (provision) for income taxes ....         (21,649)     (14,481)       6,459      (18,804)     (12,484)
                                                ---------    ---------    ---------    ---------    ---------

Income (loss) before extraordinary
 credit .................................          21,650       16,303       (6,095)     (30,317)      12,459

Extraordinary credit resulting from use
 of operating loss carryforwards ........              --           --           --           --        8,387
                                                ---------    ---------    ---------    ---------    ---------

Net income (loss) .......................       $  21,650    $  16,303    $  (6,095)   $ (30,317)   $  20,846
                                                =========    =========    =========    =========    =========

                                     -49-

COMMON SHARE DATA:                                                        FOR THE YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------------------------------------
                                                         1995       1994       1993       1992         1991
                                                         ----       ----       ----       ----         ----
ATTRIBUTABLE TO THE GENERAL
  DIVSION:
    Net income (loss) (8) .....................        $ 43,680   $ 32,054   $ 18,020   $(29,809)   $   21,107
                                                       ========   ========   ========   ========    ==========

    Per common and common equivalent share (8):
       Income (loss) before extraordinary
        credit ................................        $   1.45   $   1.22   $   0.69   $  (1.33)   $     0.54
       Extraordinary credit ...................              --         --         --         --          0.36
                                                       --------   --------   --------   --------    ----------
       Net income (loss) ......................        $   1.45   $   1.22   $   0.69   $  (1.33)   $     0.90
                                                       ========   ========   ========   ========    ==========

       Weighted average number of shares
        outstanding ...........................          30,092     26,169     26,250     22,370        23,554
                                                       ========   ========   ========   ========    ==========

ATTIRBUTABLE TO THE TISSUE REPAIR
 DIVISION:
    Net loss (8) ..............................        $(22,030)  $(15,751)  $(24,115)  $   (508)   $     (261)
                                                       ========   ========   ========   ========    ==========

    Per common share (8) ......................        $  (2.28)  $  (4.40)  $  (7.43)  $  (0.17)   $    (0.10)
                                                       ========   ========   ========   ========    ==========

    Weighted average shares outstanding .......           9,659      3,578      3,245      3,019         2,739
                                                       ========   ========   ========   ========    ==========


CONSOLIDATED BALANCE SHEET DATA (1):                  DECEMBER 31,
- ---------------------------------------------------------------------------------------
                                     1995       1994       1993       1992       1991
                                     ----       ----       ----       ----       ----

Cash and investments (5) .......   $326,236   $153,460   $168,953   $248,325   $283,473
Working capital ................    352,410    103,871     99,605    166,324    147,007
Total assets ...................    905,201    658,408    542,052    481,896    403,643
Long-term debt and capital lease
 obligations excluding
 current portion (6) ...........    124,473    126,729    144,674    105,369    104,609
Stockholders' equity (7) .......    705,207    418,964    334,072    322,613    268,333

There were no cash dividends paid.

- ----------
(1) In October 1992, Genzyme acquired all the outstanding common shares of Vivigen, Inc. ("Vivigen") in a transaction accounted for as a pooling of interests. Accordingly, Genzyme's financial data has been restated to include Vivigen for all periods presented.

(2) In 1990, 1992, 1993, 1994 and 1995 respectively, Genzyme acquired the assets and assumed the liabilities of Genzyme Clinical Partners, L.P. (the "Ceredase Partnership"), all of the rights to four of the Neozyme Corporation ("Neozyme I") development programs and Medix Biotech, Inc. ("Medix"), all of the rights to the remaining two Neozyme I development programs, all of the outstanding stock of BioSurface Technology, Inc. ("BioSurface") and the publicly-held, minority interest in IG. In connection with these transactions, all of which were accounted for as purchases, Genzyme charged to operations the following amounts which represented the purchase of in-process research and development: 1992, $51.1 million; 1993, $49.0 million; 1994, $11.2 million; and 1995, $14.2 million.

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

(4) In December 1993, the Company incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its diagnostic services business. Also in December 1993, the Company wrote off $23.7 million for the value of impaired goodwill associated primarily with IG's acquisition of Genetic Design, Inc. ("GDI") in 1992.

(5) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(6) In October 1991, Genzyme issued $100.0 million of its 6 3/4% convertible subordinated notes due October 2001 and received net proceeds of $97.3 million. In March 1996, these notes were redeemed.

(7) In April 1991, Genzyme completed the sale to the public of 4,025,000 shares of Genzyme common stock for net proceeds of $136.4 million. In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on December 16, 1994. In December 1994, Genzyme issued 5,000,000 shares of TR Stock valued at $25.3 million in connection with the acquisition of BioSurface. In September 1995, GTR completed the sale of 3,000,000 shares of TR Stock for net proceeds of $42.3 million. In October 1995, the General Division completed the sale of 2,875,000 shares of General Division Stock for net proceeds of $141.3 million.

(8) Net income (loss) attributable to the General Division and the Tissue
Repair Division and net income (loss) per share for the years ended December 31, 1991, 1992, 1993 and 1994 give effect to the management and accounting policies adopted by the Board in connection with the creation of GTR and, accordingly, are pro forma presentations.

GENERAL DIVISION

COMBINED STATEMENT OF OPERATIONS DATA (1)
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                     FOR THE YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------------------------------------------
                                                 1995           1994           1993           1992           1991
                                                 ----           ----           ----           ----           ----
Revenues:

    Net product sales ....................     $ 304,373      $ 238,645      $ 183,366      $ 139,568      $  72,019
    Net service sales ....................        47,230         49,686         50,511         40,400         21,503
    Revenues from research and development
     contracts:

      Related parties ....................        26,758         20,883         29,478         32,746         21,486
      Other ..............................           202          1,513          2,332          3,699          4,616
                                               ---------      ---------      ---------      ---------      ---------
                                                 378,563        310,727        265,687        216,413        119,624
Operating costs and expenses:
    Cost of products sold ................       113,964         92,226         64,704         52,514         33,164
    Cost of services sold ................        31,137         32,116         34,558         27,254         14,169
    Selling, general and administrative ..       102,167         84,767         78,015         58,881         38,296
    Research and development (including
     research and development related
     to contracts) .......................        57,907         51,696         45,526         37,324         25,501
    Purchase of in-process research and
     development (2) .....................        14,216           --           24,000         51,100           --
    Goodwill impairment and
     restructuring costs (4) .............          --             --           26,517           --             --
    Charge for purchase options
     and financing expenses (3) ..........          --             --             --           16,905           --
                                               ---------      ---------      ---------      ---------      ---------
                                                 319,391        260,805        273,320        243,978        111,130
                                               ---------      ---------      ---------      ---------      ---------

Operating income (loss) ..................        59,172         49,922         (7,633)       (27,565)         8,494

Other income and (expenses):
    Minority interest in net loss
     of subsidiaries .....................         1,608          1,659          9,892          1,678          2,362
    Equity in loss of unconsolidated
     subsidiary ..........................        (1,810)        (1,353)          --             --             --
    Charge for impaired investments ......          --           (9,431)          (700)          --             --
    Settlement of lawsuit ................          --           (1,980)          --             --             --
    Investment income ....................         7,428          9,072         12,209         21,981         12,371
    Interest expense .....................        (1,069)        (1,354)        (2,500)        (7,099)        (2,088)
    Gain on sale of GENE-TRAK ............          --             --             --             --            4,065
                                               ---------      ---------      ---------      ---------      ---------
                                                   6,157         (3,387)        18,901         16,560         16,710
                                               ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
 extraordinary credit ....................        65,329         46,535         11,268        (11,005)        25,204
Provision for income taxes ...............       (30,506)       (16,341)        (2,812)       (19,007)       (12,589)
                                               ---------      ---------      ---------      ---------      ---------

Income (loss) before extraordinary
 credit ..................................        34,823         30,194          8,456        (30,012)        12,615

Extraordinary credit resulting from use
 of operating loss carryforwards .........          --             --             --             --            8,323
                                               ---------      ---------      ---------      ---------      ---------

Net income (loss) ........................        34,823         30,194          8,456        (30,012)        20,938

Tax benefit allocated from
 Tissue Repair Division ..................         8,857          1,860          9,564            203            169
                                               ---------      ---------      ---------      ---------      ---------

Net income (loss) attributable to
 General Stock (8) .......................     $  43,680      $  32,054      $  18,020      $ (29,809)     $  21,107
                                               =========      =========      =========      =========      =========

GENERAL DIVISION COMMON SHARE DATA:                                FOR THE YEARS ENDED DECEMBER 31,
- ---------------------------------------------------------------------------------------------------
                                             1995         1994         1993         1992           1991
                                             ----         ----         ----         ----           ----
Net income (loss) attributable
 to General Stock(8) .................     $ 43,680     $ 32,054     $ 18,020     $(29,809)    $   21,107
                                           ========     ========     ========     ========     ==========

Per General Division Common and common
  equivalent share (8):
    Net income (loss) before
     extraordinary credit ............     $   1.45     $   1.22     $   0.69     $  (1.33)    $     0.54
                                           ========     ========     ========     ========     ==========

    Net income (loss) ................     $   1.45     $   1.22     $   0.69     $  (1.33)    $     0.90
                                           ========     ========     ========     ========     ==========

    Average shares outstanding .......       30,092       26,169       26,250       22,370         23,554
                                           ========     ========     ========     ========     ==========


COMBINED BALANCE SHEET DATA (1):                              DECEMBER 31,
- -------------------------------------------------------------------------------------------------
                                       1995         1994         1993         1992         1991
                                       ----         ----         ----         ----         ----
Cash and investments (5) .......     $278,663     $128,652     $168,953     $248,325     $283,473
Working capital ................      308,035       83,314       99,503      166,101      147,007
Total assets ...................      854,586      630,144      532,357      481,896      403,643
Long-term debt and capital lease
 obligations excluding
 current portion (6) ...........      124,473      126,555      144,674      105,369      104,609
Division equity (7) ............      659,281      395,651      324,391      322,390      268,333

There were no cash dividends paid.

- --------------------
(1) In October 1992, the General Division acquired all the outstanding common shares of Vivigen, Inc. ("Vivigen") in a transaction accounted for as a pooling of interests. Accordingly, the General Division's financial data has been restated to include Vivigen for all periods presented.

(2) In 1992,1993 and 1995, respectively, the General Division acquired all of the rights to four of the Neozyme Corporation ("Neozyme I") development programs, Medix Biotech, Inc. ("Medix"), all of the rights to the remaining two Neozyme I development programs and in 1995, the publicly-held, minority interest in IG Laboratories, Inc. ("IG"). In connection with these transactions, all of which were accounted for as purchases, the General Division charged to operations the following amounts which represented the purchase of in-process research and development: 1992, $51.1 million, 1993, $24.0 million and 1995, $14.2 million.

(3) In 1990 and 1992, respectively, the General Division sponsored formation of Neozyme I and Neozyme II. In connection with these transactions, the General Division obtained options to acquire all of the equity of Neozyme II under certain circumstances in exchange for the issuance of warrants to acquire the General Division's stock. The value assigned to each option ($8.2 million for Neozyme I and $16.9 million for Neozyme II) was charged to operations in the period each option was obtained due to uncertainty as to the General Division's future exercise of these options.

(4) In December 1993, the Company incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its diagnostic services business. Also in December 1993, the Company wrote off $23.7 million for the value of impaired goodwill associated primarily with IG's acquisition of Genetic Design, Inc. ("GDI") in 1992.

(5) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(6) In October 1991, the Company issued $100.0 million of its 6 3/4% convertible subordinated notes due October 2001 and received net proceeds of $97.3 million. These notes were redeemed in March 1996.

(7) In April 1991, the Company completed the sale to the public of 4,025,000 shares of Genzyme Common Stock for net proceeds of $136.4 million. In December 1994, the outstanding shares of Genzyme Common Stock were redesignated as General Division Common Stock on a share-for-share basis. In October 1995, the General Division completed the sale of 2,875,000 shares of General Division Stock for net proceeds of $141.5 million.

(8) Net income (loss) attributable to General Division Stock and net income
(loss) per common and common equivalent share for the years ended December 31, 1991, 1992, 1993 and 1994 give effect to the provisions of Management and Accounting Policies adopted by the Board in connection with the creation of GTR and accordingly, are pro forma presentations.

TISSUE REPAIR DIVISION

STATEMENT OF OPERATIONS DATA
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS               FOR THE YEARS ENDED DECEMBER 31,
- -----------------------------------------------------------------------------------------------------------
                                              1995          1994          1993          1992          1991
                                              ----          ----          ----          ----          ----
Revenues:
    Net service sales .................     $  5,220      $    324      $   --        $   --        $   --
    Related party revenues:
       Technology license fee (2) .....         --            --           2,000          --            --
       Revenues from research and
        development contracts .........         --            --           2,684         2,666         2,291
                                            --------      --------      --------      --------      --------
                                               5,220           324         4,684         2,666         2,291
Operating costs and expenses:
    Cost of services sold .............        4,731           287          --            --            --
    Selling, general and administrative       12,927           964           701           823           822
    Research and development (including
     research and development
     related to contracts) ............       10,938         3,638         2,805         2,351         1,730
    Purchase of in-process research and
     development (1) ..................         --          11,215        25,000          --            --
                                            --------      --------      --------      --------      --------
                                              28,596        16,104        28,506         3,174         2,552
                                            --------      --------      --------      --------      --------

Operating loss ........................      (23,376)      (15,780)      (23,822)         (508)         (261)

Other income and (expenses):

    Investment income .................        1,386            29          --            --            --
    Interest expense ..................          (40)         --            --            --            --
                                            --------      --------      --------      --------      --------
                                               1,346            29          --            --            --
                                            --------      --------      --------      --------      --------

Loss before income taxes ..............      (22,030)      (15,751)      (23,822)         (508)         (261)
Benefit (provision) for income taxes ..         --            --             (38)         --              50
                                            --------      --------      --------      --------      --------

Net loss ..............................      (22,030)      (15,751)      (23,860)         (508)         (211)
Tax benefit allocated to
 General Division .....................         --            --            (255)         --             (50)
                                            --------      --------      --------      --------      --------
Net loss attributable TR Stock (4) ....     $(22,030)     $(15,751)     $(24,115)     $   (508)     $   (261)
                                            ========      ========      ========      ========      ========

TISSUE REPAIR DIVISION COMMON
 SHARE DATA:

    Net loss(4) .......................     $(22,030)     $(15,751)     $(24,115)     $   (508)     $   (261)
                                            ========      ========      ========      ========      ========

    Per common share (4) ..............     $  (2.28)     $  (4.40)     $  (7.43)     $  (0.17)     $  (0.10)
                                            ========      ========      ========      ========      ========

    Weighted average shares outstanding        9,659         3,578         3,245         3,019         2,739
                                            ========      ========      ========      ========      ========

BALANCE SHEET DATA:                         DECEMBER 31,
- ---------------------------------------------------------------------------
                           1995        1994      1993        1992      1991
                           ----        ----      ----        ----      ----
Cash and investments     $47,573     $24,808     $--       $  --        $-
Working capital ....      44,374      20,557      --          (149)     --
Total assets .......      52,649      28,435      --          --        --
Division equity (3)       45,926      23,313      --          (149)     --

There were no cash dividends paid.

- --------------------
(1) In 1994, $11.2 million of incomplete technology from the BioSurface acquisition was charged to operations as in-process research and development. In December 1993, the GTR exercised its option to purchase the rights to the Vianain(R) research program being funded by Neozyme I. The transaction was accounted for as a purchase of in-process research and development and, accordingly, the GTR charged the $25,000,000 acquisition cost to operations in 1992.

(2) In July 1993, the GTR received a technology license fee of $2,000,000 from Neozyme I related to expansion of the field of the Vianain(R) debriding product.

(3) In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on December 16, 1994. In December 1994, Genzyme issued 5,000,000 shares of TR Stock valued at $25.3 million in connection with the acquisition of BioSurface Technology, Inc. In September 1995, GTR completed the sale of 3,000,000 shares of TR Stock for net proceeds of $42.4 million.

(4) Net income (loss) attributable to Tissue Repair Division Stock and net income (loss) per common and common equivalent share for the years ended December 31, 1991, 1992, 1993 and 1994 give effect to the provisions of Management and Accounting Policies adopted by the Board in connection with the creation of GTR and accordingly, are pro forma presentations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On December 12, 1994, the stockholders of Genzyme Corporation ("Genzyme") approved, effective December 16, 1994 , the Genzyme Stock Proposal as described in Genzyme's Prospectus/Proxy Statement dated November 10, 1994, resulting in the redesignation of Genzyme's common stock into shares of General Division Common Stock ("General Division Stock") on a share-for-share basis. In addition, a second class of common stock, designated as Tissue Repair Common Stock ("TR Stock") was distributed to holders of General Division Stock on the basis of .135 of one share of TR Stock for each share of General Division Stock held as of December 16,1994. The approval of the Genzyme Stock Proposal did not result in any transfer of assets and liabilities of the Company or its subsidiaries.

         Genzyme continues to hold title to all its assets and be responsible for all its liabilities and the holders of the General Division Stock and the TR Stock have no specific claim against the assets attributed for financial statement presentation purposes to the division whose performance is associated with the class of stock they hold. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions.

                      GENZYME CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is a summary of the key factors management considers necessary in reviewing Genzyme's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. The reader should consider carefully the "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

1995 AS COMPARED TO 1994

         Total revenues for 1995 were $383.8 million, an increase of 23% over 1994. Product revenues grew 28% to $304.4 million with growth of 25%, 22% and 72%, respectively, in the Therapeutic, Diagnostic Product and Pharmaceutical product lines. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) enzyme, for which the rate of new patient accruals more than offset dosage reductions, and also from the increasing availability of Cerezyme(R) enzyme, the recombinant form of the product. Genzyme's results of operations are highly dependent on sales of these products which, with combined sales of $215.4 million, represented 71% of consolidated product sales in 1995 compared to 72% in 1994. The increase in Diagnostic Product revenue resulted from growth in each of its businesses, most notably in Direct LDLTM test sales. The increase in Pharmaceutical revenues resulted from the introduction of new products and a full year of operations by a Swiss company acquired in July 1994. Service revenues for 1995 were $52.5 million, an increase of 5% from 1994 with growth in tissue repair services more than offsetting a decline in genetics testing services. Tissue repair revenues increased to $5.2 million for 1995 from $0.3 million in 1994, with 1994 revenues representing activity of BioSurface Technology, Inc.("BioSurface"), acquired in

December 1994 in connection with the formation of the Company's Tissue Repair Division ("GTR"). Genetic testing revenues declined 5% from 1994 due to lower activity in identity testing and price pressure in paternity testing, while medical testing revenues were down 2% due to price pressure resulting from HMO contracts.

         International sales represented approximately 41% of product sales in 1995 compared with 37% in 1994. This increase was due primarily to a 49% increase in the combined international sales of Ceredase(R)/Cerezyme(R) enzyme. International sales are expected to account for a higher proportion of sales in the future due to increased international marketing efforts in all areas of Genzyme's business as well as the impact of expansion through acquisitions. As the Company's presence in foreign markets increases, it will experience increasing exposure to currency fluctuations which it will attempt to minimize through asset and cash management strategies.

         Revenue from research and development contracts for 1995 was $27.0 million, an increase of 20% from 1994. Revenues from Neozyme II Corporation ("Neozyme II"), an independent public company formed in 1992 to fund the development by Genzyme of treatments for cystic fibrosis, increased 36% to $24.2 million due primarily to increased activity from collaborations with third parties and increased clinical trial activity. In 1995, Genzyme Development Partners, L.P. (the "Surgical Aids Partnership" or the "Partnership") formed to fund development of products based on hyalronic acid, primarily for use in limiting post operative adhesions (the "HA Products"), provided no revenues to Genzyme as its funds were exhausted in the first quarter of 1994.

         Gross margins for 1995 were 58%, as compared to 57% for 1994. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1995 increased to 63% from 61% in 1994 due primarily to higher margins on Ceredase(R) enzyme resulting from raw material yield improvements, and to the sale of higher margin products and cost reductions by the Pharmaceutical business. Service margins for 1995 decreased to 32% from 35% due primarily to increased costs associated with introduction of a new tissue repair service and price pressure on genetic testing services which more than offset economies achieved in the consolidation of the genetic testing services.

         Selling, general and administrative expenses for 1995 were $115.1 million, an increase of 34% over 1994. The increase was due primarily to increased staffing in support of the growth in several product lines, most notably in support of the European introduction of the HA Products, the launch of a new tissue repair service and to the ongoing operating expenses associated with the Sygena A.G. operation acquired in July 1994.

         Research and development expenses for 1995 were $68.8 million, an increase of 24% over 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the HA Products.

         In September of 1995, Genzyme recorded a gain of $950,000 representing the sale of certain assets by Genzyme Transgenics Corporation ("GTC"), an unconsolidated subsidiary. In October 1995, Genzyme acquired the publicly-held, minority interest in IG Laboratories, Inc. ("IG") for 385,000 shares of General Division Stock valued at approximately $22.8 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets was approximately $18.6 million of which $14.2 million was attributed to incomplete technology and charged to operations and the balance to Goodwill to be amortized over 11 years.

         Investment income for 1995 totaled $8.8 million, compared with $9.1 million for 1994. The decrease resulted from lower average cash and investment balances. Investment income on the sale of securities included a loss of $0.1 million in 1995 and a gain of $1.4 million in 1994.

         Interest expense for 1995 was $1.1 million, net of capitalized interest of $9.0 million. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $6.7 million. These notes were redeemed in March 1996. Interest on a December 1993, $39.0 million secured loan, which was outstanding throughout 1994 and repaid in January 1995, was nil. Genzyme also incurred interest costs in 1995 and 1994 of $1.7 and $0.9 million, respectively, related to a $21.5 million mortgage loan used to acquire real property in the second quarter of 1994.

         The tax provision for 1995 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate for 1995 was 50% as compared to 47% in 1994, largely due to the non-deductibility of the charges for in process research and development of $14.2 and $11.2 in 1995 and 1994, respectively. The remainder of the increase was due to changes in U.S. versus foreign taxable income.

1994 AS COMPARED TO 1993

         Total revenues for 1994 were $311.1 million, an increase of 15% over 1993. Product and service revenues were $288.7 million, an increase of 23% over 1993. Product revenues increased 30% to $239.0 million reflecting sales increases of 39%, 10% and 17%, respectively, in the Therapeutic, Diagnostic Products and Pharmaceutical product lines. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) enzyme, for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in 1994, of Cerezyme(R) enzyme. Related sales increased 38% to $172.9 million and represented 72% of consolidated product sales in 1994 compared to 67% in 1993. The increase in Diagnostic Product sales resulted from increases in sales of immunobiological products, 1994 revenues associated with a European company acquired in April 1993, and a more than doubling in revenues from sales of Direct LDL(TM) tests. The increase in Pharmaceutical sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for 1994 declined 1% to $50.0 million from $50.5 million for 1993.
The drop in service revenues resulted from declines in identity testing revenues due primarily to the loss of four state paternity contracts in mid-1993 and the impact of increasing price pressures on public paternity testing. The medical testing business also experienced increased price competition due to increases in the number of HMO contracts, although year-to-year revenues remained relatively unchanged. Service revenues in 1994 included $0.3 million from BioSurface.

         International sales represented approximately 37% of product sales in 1994 compared with 29% in 1993. This increase was due primarily to a 90% increase in the combined international sales of Ceredase(R)/Cerezyme(R) enzyme.

         Revenue from research and development contracts for 1994 was $22.4 million, a decrease of 39% from 1993. In 1993, Neozyme Corporation ("Neozyme I") and the Surgical Aids Partnership provided revenues to Genzyme of $9.0 million and $8.4 million, respectively. Neozyme I, an independent public company formed in 1990 to fund accelerated research on products at Genzyme, wound up its business and terminated this funding to Genzyme at the end of 1993 when Genzyme purchased the remainder of its technology. The Partnership exhausted the funds it had available for this purpose during the first quarter of 1994. Revenues from Neozyme II increased 42% to $17.8 million for 1994 due primarily to increased activity relating to collaborations with third parties that began in 1993.

         Gross margins for 1994 were 57%, as compared to 58% for 1993. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1994 declined to 61% from 65% in 1993 due primarily to lower margins on Ceredase(R) enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994. Service margins for 1994 increased to 35% from 32% on slightly lower sales volumes due primarily to economies achieved in the consolidation of testing activities.

         Selling, general and administrative expenses for 1994 were $85.7 million, an increase of 9% over 1993. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing operating expenses associated with various operations acquired in 1993 and 1994.

         Research and development expenses for 1994 were $55.3 million, an increase of 14% over 1993 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the HA Products after the exhaustion of the Partnership's funding and the Neozyme I programs acquired at the end of 1993.

         In 1994, several transactions resulted in Genzyme recording charges totaling $22.6 million before taxes. In December, Genzyme charged $11.2 million to operations for in-process research and development acquired in connection with the BioSurface acquisition, $9.4 million for the write-off of impaired value of certain equity investments and settled a lawsuit for $2.0 million.

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

         The tax provision for 1994 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate for 1994 was 47%, in part due to the non-deductibility of the $11.2 million charge for in-process research and development, as compared to a 51% benefit for 1993. The remainder of the increase was due to changes in U.S. versus foreign taxable income and to the lower proportion of tax exempt securities in the investment portfolio.

LIQUIDITY AND FINANCIAL RESOURCES

         Genzyme has historically financed its research and development from R&D contracts, its operations from product sales and equity financing and its capital requirements from equity financing and convertible debt.

         In 1995, Genzyme generated $44.5 million of working capital from operations. As of December 31, 1995, Genzyme had accounts receivable of $89.0 million, an increase of $10.8 million from December 31, 1994 due primarily to the growth in sales of Therapeutic and Pharmaceutical products, and tissue repair services. Inventories increased $16.2 million, or 44%, to $53.0 million as of December 31, 1995. The increase was due to support of increased business operations most notably in the Therapeutic business to build Ceredase(R) enzyme inventories, in the Pharmaceutical business to meet high demand for one product and in the newly formed HA Products business in anticipation of the launch of new products.

         In 1995, the turnover of the investment portfolio used $85.5 million of cash. Spending for property, plant and equipment was $50.0 million, primarily in support of manufacturing capacity for the Therapeutic and HA Products businesses and for GTR. In addition, under an agreement with GTC, Genzyme increased its investment by $4.0 million in February and in June converted approximately $4.0 million of GTC debt into equity. In July, Genzyme issued approximately 34,000 shares of General Division Stock in connection with the acquisition by GTC of Biodevelopment Laboratories, Inc. in exchange for shares of newly issued GTC stock. Genzyme's interest in GTC was approximately 48.2% at December 31, 1995.

         In September 1995, Genzyme sold 3,000,000 shares of Tissue Repair Common Stock to the public at a price of $15 per share for net proceeds of $42.3 million after underwriting discounts and commissions. In October 1995, Genzyme sold 2,875,000 shares of General Division Stock to the public for $51.25 per share for net proceeds of $141.5 million. Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan provided $39.2 million. As of December 1995, Genzyme had liquid assets, consisting of cash and cash equivalents totaling $144.4 million and short term investments in marketable securities totaling $112.3 million. Long term investments at December 31, 1995 were $69.6 million.

         Genzyme holds an option to purchase all of the outstanding Neozyme II callable common stock at prices which increase monthly from $200.4 million at December 31, 1995, to $282.6 million at December 31, 1996. In addition, Genzyme holds an option to acquire all of the partnership interests in the Surgical Aids Partnership for approximately $26 million plus a continuing royalty payment for a period of ten years on certain sales of products developed by the Partnership. Genzyme has a contingent obligation to provide working capital to a joint venture established between the Partnership and Genzyme to commercialize the Partnership's products. The extent of that contingent obligation cannot be measured at this time. Genzyme's decisions regarding future exercise of these options likely will be based, in part, on the progress in the development work conducted for each and Genzyme's evaluation of the potential commercial success of each compared to the costs of the option. The timing of any decision regarding the Neozyme II option exercise is likely to be influenced by the fact that the price increases periodically until termination, and by the rate of depletion of research and development funds. The exercise prices for the purchase options are payable in cash, common stock or a combination of the two, as determined by Genzyme at the time each option is exercised. Genzyme currently does not have sufficient cash to pay the exercise prices of these options and payments in General Division Stock would result in substantial dilution to the holders of General Division Stock. (See "Notes to Consolidated Financial Statements").

         The available research and development funds in the Surgical Aids Partnership were fully expended in the first quarter of 1994 and Genzyme is not obligated to provide additional funding. Although Genzyme is not otherwise contractually required to do so, in January 1994, it agreed to continue funding the development of the HA Products on behalf of the Partnership in part to delay accelerated termination of its option to purchase the partnership interests due to exhaustion of the Partnership's funds. This agreement, which covered the twelve-month period starting in March 1994, was renewed by Genzyme in 1995 and again in February 1996 for the period through February 28, 1997. Genzyme expended $6.4 million in 1995 and expects to spend approximately $7.9 million on the Partnership's development programs in 1996.

         Genzyme expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although Genzyme currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the HA Products, the market introduction of the HA Products, making certain payments to third parties in connection with strategic collaborations and making the final payment for a company acquired in 1994. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retains the right to make voluntary allocations of up to $30 million from the General Division to GTR. Such allocation would result in dilution to holders of TR Stock. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

FACTORS AFFECTING FUTURE OPERATING RESULTS

DEPENDENCE ON CEREDASE(R) ENZYME

         Genzyme's results of operations are highly dependent upon the sales of Ceredase(R)/Cerezyme(R) enzyme. For 1995, these sales totaled $215.4 million as compared to $172.9 million in 1994. Genzyme produces Ceredase(R) enzyme from an extract of human placental tissue supplied by a French company that is the only significant commercial source of this material. During 1994, Genzyme experienced a major increase in the cost of the raw material used to produce Ceredase(R) enzyme when its supplier raised the cost to Genzyme by approximately $20 million per year. To achieve a partial recovery of the cost increase, Genzyme, early in 1994, increased the price of Ceredase(R) enzyme.

         The supply of starting material available for the production of Ceredase(R) enzyme effectively limits the amount of product that can be produced. During 1995, Genzyme and its supplier were successful in improving the yield of enzyme obtained from the starting material thereby increasing the amount of product which could be produced. Nonetheless, the current supply available is not sufficient to produce enough Ceredase(R) enzyme to supply all present patients. Any disruption in the supply or manufacturing process of Ceredase(R) enzyme may have a material adverse effect on revenue in any period.

         To address supply constraints, Genzyme has developed Cerezyme(R) enzyme, a recombinant form of the enzyme. Genzyme received approval to market this product in the U.S. and Israel in 1994, In 1995, Genzyme received approval in Sweden and currently is working to expedite the foreign approvals needed to market Cerezyme(R) enzyme elsewhere abroad. Manufacturing capacity constraints on Cerezyme(R) enzyme, presently produced in Genzyme's small scale cell culture plant, will limit the availability of the product for new patients pending receipt of regulatory approval to use Genzyme's large scale mammalian cell culture manufacturing plant in Boston, Massachusetts for production of Cerezyme(R) enzyme.

NO ASSURANCE OF COMMERCIAL SUCCESS OF THE SURGICAL PRODUCTS

          Successful commercialization of the Company's line of HA Products will depend on many factors, including the breadth of labeling claims allowed by the FDA, the response of surgeons to the data from clinical trials, the Company's ability to create or access a sales force able to market the HA Products, the Company's ability to supply sufficient product to meet market demand, the degree to which third party reimbursement is available, and the number and relative efficacy of competitive products that may subsequently enter the market.

GTR OPERATING LOSSES AND CASH REQUIREMENTS

         GTR is expected to experience significant operating losses at least through the first half of 1997 as the Carticel(SM) service is launched and as its research and development and clinical trial programs expand. There can be no assurance that GTR ever will achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis. In addition, under the management and accounting policies adopted by the Genzyme Board of Directors, to the extent GTR is unable to utilize its operating losses to reduce its current or deferred income tax expense, such losses may be reallocated to the General Division on a quarterly basis if General Division can utilize such losses to offset current or deferred tax expense. Accordingly, any such losses that cannot be utilized by GTR will not be carried forward to reduce GTR's taxes payable in the future. This could result in GTR recognizing more tax expense in the future than would have been required if GTR had retained its losses in the form of a NOL carryforward. Genzyme anticipates that GTR's existing cash balances and revenues will be sufficient to fund GTR's operations through the end of 1996. However, GTR's cash requirements may vary materially from those now planned as a result of revenue fluctuations, results of research and development and clinical testing by GTR and its collaborators, competitive advances and other factors. There can be no assurance that additional funding will be available on terms that are acceptable to GTR, if at all.

TECHNOLOGY TRANSFERRED TO GENZYME DEVELOPMENT PARTNERS AND NEOZYME II

          Genzyme transferred technology and commercial rights to these two entities and has options to purchase this technology and these rights under certain circumstances. In January 1996, Genzyme made an offer to a special committee of the independent directors of the general partner of the Partnership to acquire substantially all the Partnership's assets for approximately $93 million in shares of General Division Stock. The offer was made in lieu of Genzyme's option to purchase the limited partnership interests of the Partnership. There can be no assurance that Genzyme's offer will be accepted by the general partner or that alternative terms proposed by the general partner, if any, will be acceptable to Genzyme. It is also uncertain whether Genzyme will exercise its option to purchase the limited partnership interests in the event no agreement is reached or whether Genzyme will exercise its option to purchase the outstanding shares of Neozyme II callable common stock. If Genzyme does not exercise these options or otherwise reach agreements to acquire the technologies and commercialization rights, it will have no rights to the Neozyme II products and its rights in North America to the HA Products will be limited to a share of the profits from the joint venture with the Partnership. If Genzyme does exercise these options, it will be required to make substantial cash payments or to issue shares of General Division Stock, or both.

LEGISLATIVE ACTIVITY

         Ceredase(R) enzyme, Cerezyme(R) enzyme and Genzyme products under developmenT have been granted orphan drug designation under the Orphan Drug Act which grants exclusive marketing rights within the United States for seven years from the date of FDA commercial approval. Periodically, legislation is proposed before the United States Congress to amend the Orphan Drug Act to reduce the seven-year exclusive marketing period under certain circumstances. Such proposed legislation would not be expected to affect Genzyme's market exclusivity for Ceredase(R) enzyme and Cerezyme(R) enzyme but could reduce the market exclusivity period for future products. However, the legislative outcome is uncertain and its effect on Genzyme cannot be determined at this time.

RISKS IN PRODUCT DEVELOPMENT

         Product development involves a high degree of risk, and returns to investors are dependent upon successful development of Genzyme's products. There can be no assurance that development of any product will be successfully completed or that FDA approval of any of Genzyme's products under development will be obtained.

         In addition, because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, Genzyme places considerable importance on obtaining patent and trade secret protection for its significant technologies, products and processes. There can be no assurance that any pending patent applications filed by Genzyme will mature into issued patents. Furthermore, there can be no assurance that Genzyme's existing or pending patent claims will offer protection against competition, or will not be designed around or infringed upon by others.

RISKS INHERENT IN INTERNATIONAL OPERATIONS

         Foreign operations of Genzyme accounted for 41% of net product sales in 1995 as compared to 37% and 29% in 1994 and 1993, respectively. In addition, Genzyme has direct investments in 8 subsidiaries in foreign countries (primarily in Europe and Japan) and purchases certain raw materials from a European supplier.

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

         Genzyme's long-term operating strategies are formulated to minimize the impact of foreign currency fluctuations on non-U.S. dollar denominated purchases and sales. Genzyme manages its foreign exchange exposure primarily by entering into forward contracts with banks to the extent that the timing of the currency flows can reasonably be anticipated and by offsetting matching foreign currency-denominated assets with foreign currency-denominated liabilities. Genzyme does not hedge net foreign investments. Genzyme has no material unhedged monetary assets, liabilities or commitments denominated in foreign currencies.

THIRD PARTY REIMBURSEMENT AND HEALTHCARE COST CONTAINMENT INITIATIVES

         A majority of Genzyme's revenues are attributable directly or indirectly to payments received from third party payers. Genzyme's revenues and profitability may be affected by ongoing efforts of third party payers to contain such costs. In addition, in 1994 the Clinton administration and Congress proposed the implementation of broad-based healthcare cost containment measures. While these proposals were not implemented, it is likely that renewed healthcare measures will again be proposed in present or future Congressional sessions. The effects on Genzyme of any such measures that are ultimately adopted cannot be measured at this time.

PRODUCT LIABILITY AND LIMITATIONS OF INSURANCE

         Genzyme could be subject to product liability claims in connection with the use or misuse of its products during testing or after commercialization. While Genzyme has taken, and continues to take, what it believes are appropriate precautions, there can be no assurance that Genzyme will avoid significant liability exposure. Genzyme has only limited amounts of product liability insurance and there can be no assurance that such insurance will provide sufficient coverage against any or all potential product liability claims. If Genzyme attempts to obtain additional insurance in the future, there can be no assurance that it will be able to do so on acceptable terms, if at all, or that such insurance will provide adequate coverage against claims asserted.

SUBSEQUENT EVENTS

         In January 1996, Genzyme made a conditional offer to acquire substantially all the assets of Genzyme Development Partners, L.P., also known as the Surgical Aids Partnership, for General Division Stock valued at $93.0 million.

         In January 1996, GTR acquired certain real estate in Framingham, Massachusetts for $6.8 million in cash, of which $5.7 million was allocated to buildings and $1.1 million was allocated to land based on appraised values.

         In January 1996, Genzyme signed a definitive agreement to acquire Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock valued at approximately $36.8 million. Genetrix Inc. will be merged with Genzyme's Integrated Genetics diagnostic services business. The transaction will be accounted for as a pooling of interests.

         In February 1996, GTC obtained a short-term loan in the amount of $950,000 from Genzyme. The loan is due on March 31, 1996 and accrues interest at a rate of 6 1/2% per annum.

         In March 1996, Genzyme completed the redemption of its 6 3/4% percent convertible subordinated notes in the principal amount of $100 million. Holders of the notes received 18.193 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note.

         In March 1996, an advisory panel to the U.S. Food and Drug Administration ("the FDA") recommended that Genzyme be granted approval to market one of the HA Products, Seprafilm(TM) bioresorbable membrane. The panel's recommendation will be considered by the FDA in its final review of Genzyme's premarket approval application.

         In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the 20 day period ending two days before the Conversion at GTC's option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding.

         In March 1996, GTR utilized $8.0 million of the Company's $15.0 million line of credit with Fleet Bank of Massachusetts.

         In April 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt two amendments to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). These amendments would increase the aggregate number of shares of General Division Stock that may be subject to grants under the Equity Plan from 7,600,000 to 9,900,000 and the aggregate number of shares of TR Stock that may be subject to grants under the Equity Plan from 2,000,000 to 3,300,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

                            GENZYME GENERAL DIVISION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is a summary of the key factors management considers necessary in reviewing the General Division's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of Genzyme and considered carefully "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

1995 AS COMPARED TO 1994

         Total revenues for 1995 were $378.6 million, an increase of 22% over 1994. Product and service revenues were $351.6 million, an increase of 22% over 1994. Product revenues increased 28% to $304.4 million reflecting sales increases of 25%, 22% and 72%, respectively, in the Therapeutic, Diagnostic Product and Pharmaceutical product lines. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) and Cerezyme(R) enzyme for which the rate of new patient accruals more than offset dosage reductions. The General Division's results of operations are highly dependent on these products which, with combined sales of $215.4 million, represented 71% of consolidated product sales in 1995 compared to 72% in 1994. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably in Direct LDL(TM) test sales. The increase in Pharmaceutical sales resulted from the introduction of new products and a full year of operations by a Swiss company acquired in July 1994. Service revenues for 1995 declined 5% to $47.2 million from $49.7 million for 1994. The drop in service revenue resulted from declines in identity testing revenues and the impact of increasing price pressures on public paternity testing. Medical testing also experienced increased price competition due to increases in the number of HMO contracts.

         International sales represented approximately 41% of product sales in 1995 compared with 37% in 1994. This increase was due primarily to a 49% increase in the combined international sales of Ceredase(R)/Cerezyme(R) enzyme. International sales are expected to account for a higher proportion of sales in the future due to increased international marketing efforts in all areas of the General Division's business and acquisitions. As the Company's presence in foreign markets increases, the General Division will experience increasing exposure to currency fluctuations which it will attempt to minimize through asset and cash management strategies.

         Revenue from research and development contracts for 1995 was $27.0 million, an increase of 20% from 1994. Revenues from Neozyme II increased 36% to $24.2 million for 1995 due primarily to increased activity relating to collaborations with third parties that began in 1993 along with the production of clinical trial material. In 1995, the Surgical Aids Partnership provided no funds to the General Division as its funds were exhausted in the first quarter of 1994.

         Gross margins for 1995 were 59%, as compared to 57% for 1994. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1995 increased to 63% from 61% in 1994 due to higher margins on Ceredase(R) enzyme resulting from raw material yield improvements, and to sales of higher margin products and cost reductions by the Pharmaceutical business. Service margins for 1995 decreased to 34% from 35% as economies achieved in the consolidation of testing activities did not fully offset lower sales volume and the effects of price competition.

         Selling, general and administrative expenses for 1995 were $102.2 million, an increase of 21% over 1994. The increase was due primarily to increased staffing in support of the growth in several product lines, most notably in support of the European introduction of the HA Products and to the ongoing operating expenses associated with the Sygena A.G. operation acquired in July 1994.

         Research and development expenses for 1995 were $57.9 million, an increase of 12% over 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the HA Products.

         In September of 1995, the General Division recorded a gain of $950,000 representing the sale of certain assets by GTC, an unconsolidated subsidiary. In October 1995, the General Division acquired the publicly-held, minority interest in IG for 385,000 shares of General Division Stock valued at approximately $22.8 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired was approximately $18.6 million of which $14.2 million was attributed to incomplete technology and charged to operations and the balance to Goodwill to be written off over 11 years.

         Investment income for 1995 totaled $7.4 million, compared with $9.1 million for 1994. The decrease resulted from lower average cash and investment balances. Investment income for 1995 included a loss of $0.1 million and 1994 included gains of $1.4 million on the sales of securities.

         Interest expense for 1995 was $1.1 million, net of capitalized interest of $9.0 million. Interest relating to the General Division's 6-3/4% convertible subordinated notes was $6.7 million. These notes were redeemed in March, 1996. Interest on a December 1993 $39.0 million secured loan, which was outstanding throughout 1994 and repaid in January 1995, was $1.8 million for 1994. The General Division also incurred interest costs in 1995 and 1994 of $1.7 and $0.9 million, respectively, related to a $21.5 million mortgage loan used to acquire real property in the second quarter of 1994.

         The tax provision for 1995 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 47% for 1995 as compared to 35% for 1994. The increase was due to changes in U.S. versus foreign taxable income and to certain charges recorded in 1995 for which the General Division received no tax benefit. The allocated tax benefit generated by GTR of $8.9 million in 1995 and $1.9 million in 1994 reduced the General Division's tax rate to 33% and 31%, respectively.

1994 AS COMPARED TO 1993

         Total revenues for 1994 were $310.7 million, an increase of 17% over 1993. Product and service revenues were $288.3 million, an increase of 23% over 1993.

Product revenues increased 30% to $238.6 million reflecting sales increases of 39%, 10% and 17%, respectively, in the Therapeutic, Diagnostic Products and Pharmaceutical product lines. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) enzyme for which the rate of new patient accruals more than offset dosage reductions, and the market introduction, in 1994, of Cerezyme(R) enzyme. Related sales increased 38% to $172.9 million, 72% of consolidated product sales in 1994 compared to 67% in 1993. The increase in Diagnostic Product sales resulted from increases in sales of immunobiological products, 1994 revenues associated with a European company acquired in April 1993, and a more than doubling in revenues from sales of Direct LDL(TM) tests. The increase in Pharmaceutical sales resulted from the operations of a Swiss company acquired in July 1994. Service revenues for 1994 declined 2% to $49.7 million from $50.5 million for 1993. The drop in service revenue resulted from declines in identity testing revenues due primarily to the loss of four state paternity contracts in mid-1993 and the impact of increasing price pressures on public paternity testing. Medical testing also experienced increased price competition due to increases in the number of HMO contracts, although year-to-year revenues remained steady.

         International sales represented approximately 37% of product sales in 1994 compared with 29% in 1993. This increase was due primarily to a 90% increase in the combined international sales of Ceredase(R)/Cerezyme(R) enzyme.

         Revenue from research and development contracts for 1994 was $22.4 million, a decrease of 30% from 1993. In 1993, Neozyme I and the Surgical Aids Partnership provided revenues to Genzyme of $8.4 million. Neozyme I, an independent public company formed in 1990 to fund accelerated research on products at Genzyme, wound up its business and terminated this funding to Genzyme at the end of 1993 when Genzyme purchased the remainder of its technology. The Partnership, which funds development of the HA Products, exhausted the funds it had available for this purpose during the first quarter of 1994. Revenues from Neozyme II increased 40% to $17.8 million for 1994 due primarily to increased activity relating to collaborations with third parties that began in 1993.

         Gross margins for 1994 were 57%, as compared to 58% for 1993. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1994 declined to 61% from 65% in 1993 due primarily to lower margins on Ceredase(R) enzyme as a result of the higher cost of purchased material beginning in the second quarter of 1994. Service margins for 1994 increased to 35% from 32% on slightly lower sales volumes due primarily to economies achieved in the consolidation of testing activities.

         Selling, general and administrative expenses for 1994 were $84.8 million, an increase of 9% over 1993. The increase was due primarily to increased staffing in support of the growth in several product lines and to the ongoing operating expenses associated with various operations acquired in 1993 and 1994.

         Research and development expenses for 1994 were $51.7 million, an increase of 14% over 1993 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the HA Products after the exhaustion of the Partnership's funding and a Neozyme I program acquired at the end of 1993.

         In 1994, two transactions resulted in the General Division recording charges totaling $11.4 million before taxes. In December, the General Division charged $9.4 million for the write-off of impaired value of certain equity investments and settled a lawsuit for $2.0 million.

         In 1993, several transactions resulted in the General Division recording unusual charges totaling $50.5 million before taxes. In December, the General Division completed the purchase of the fetal cell separation technology from Neozyme I for $24.0 million in cash. Also in December, the General Division incurred restructuring charges of $2.8 million and wrote off $23.7 million to reduce the carrying value of intangibles in the Diagnostic Services business. The majority of the write-off ($21.9 million) related to the goodwill recorded in connection with the acquisition of a paternity testing business in mid-1992.

         Investment income for 1994 totaled $9.1 million, compared with $11.5 million for 1993. The decrease resulted from lower average cash and investment balances. Investment income for 1994 and 1993 included gains of $1.4 million and $1.6 million, respectively, on the sales of securities, the majority of which occurred in the first quarter of each period.

         Interest expense for 1994 was $1.4 million, net of capitalized interest of $8.2 million. Interest relating to the General Division's 6-3/4% convertible subordinated notes was $6.7 million in each period. Interest on a December 1993 $39.0 million secured loan, which was outstanding throughout 1994 and repaid in January 1995, was $1.8 million for 1994. The General Division also incurred interest expense in 1994 of $0.9 million related to a $21.5 million mortgage loan used to acquire real property in the second quarter of 1994

         The tax provision for 1994 varies from the U.S. Statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 35% for 1994 as compared to a 51% benefit for 1993. The increase was due to changes in U.S. versus foreign taxable income, to the lower proportion of tax exempt securities in the investment portfolio and to certain charges recorded in 1994 for which the General Division received no tax benefit. The allocated tax benefit of $1.9 million generated by GTR reduced the General Division's tax rate to 31%.

LIQUIDITY AND FINANCIAL RESOURCES

         A portion of Genzyme's corporate assets and liabilities have been attributed to the General Division based upon utilization. Management believes the attribution to be an equitable and reasonable estimate of the assets and liabilities which would be generated if the General Division operated on a stand-alone basis.

         In 1995, the General Division generated $64.0 million of working capital from operations. As of December 31, 1995, the General Division had accounts receivable of $87.1 million, an increase of $10.5 million from December 31, 1994 due primarily to the growth in sales of Therapeutic and Pharmaceutical products. Inventories increased $15.5 million, or 42%, to $52.3 million as of December 31, 1995. The increase was due primarily to support of increased business operations most notably in the Therapeutic business to build Ceredase(R) enzyme inventories, in the Pharmaceutical business to meet high demand for one product and in the newly created HA Products business in anticipation of the launch of new products.

         In 1995, the turnover of the investment portfolio used $86.8 million of cash. Spending for property, plant and equipment was $48.7 million primarily in support of manufacturing capacity for the Therapeutic and HA Products businesses. In addition, under an agreement with GTC, Genzyme increased its investment by $4.0 million in February and in June converted approximately $4.0 million of GTC debt into equity. In July, Genzyme issued approximately 34,000 shares of General Division Stock in connection with the acquisition by GTC of Biodevelopment Laboratories, Inc. in exchange for shares of newly issued GTC stock. Genzyme's interest in GTC was approximately 48.2% at December 31, 1995.

         In October 1995, the General Division sold 2,875,000 shares of its common stock to the public for a price of $51.25 per share. Net proceeds from the offering after underwriting discounts and commissions were $141.5 million.

Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan provided $38.1 million As of December 31, 1995, the General Division had liquid assets, consisting of cash and cash equivalents totaling $103.6 million and short-term investments in marketable securities, totaling $105.5 million. Long-term investments at December 31, 1995 were $69.6 million.

         The General Division holds an option to purchase all of the outstanding Neozyme II callable common stock at prices which increase monthly from $200.4 million at December 31, 1995, to $282.6 million at December 31, 1996. In addition, the General Division holds an option to acquire all of the partnership interests in the Surgical Aids Partnership for approximately $26 million plus a continuing royalty payment for a period of ten years on certain sales of products developed by the Partnership. The General Division has a contingent obligation to provide working capital to a joint venture established between the Partnership and the General Division to commercialize the Partnership's products. The extent of that contingent obligation cannot be measured at this time. The General Division's decisions regarding future exercise of these options likely will be based, in part, on the progress in the development work conducted for each and the General Division's evaluation of the potential commercial success of each compared to the costs of the option. The timing of any decision regarding the Neozyme II option exercise is likely to be influenced by the fact that the price increases periodically until termination, and by the rate of depletion of research and development funds. The exercise prices for the purchase options are payable in cash, common stock or a combination of the two, as determined by the General Division at the time each option is exercised. The exercise of these options and payments in General Division Stock would result in substantial dilution to the holders of General Division Stock. (See "Notes to Combined Financial Statements").

         The available research and development funds in the Surgical Aids Partnership were fully expended in the first quarter of 1994 and the General Division is not obligated to provide additional funding. Although the General Division is not otherwise contractually required to do so, in January 1994, it agreed to continue funding the development of the HA products on behalf of the Partnership in part to delay accelerated termination of its option to purchase the partnership interests due to exhaustion of the Partnership's funds. This agreement, which covered the twelve-month period starting in March 1994, was renewed by the General Division in 1995 and again in February 1996 for the period through February, 1997. The General Division expended $6.4 million in 1995 and expects to spend approximately $7.9 million on the Partnership's development programs in 1996.

         The General Division expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the General Division currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Surgical Aids Partnership's products, the market introduction of the HA Products, making certain payments to third parties in connection with strategic collaborations and making a final payment for a company acquired in 1994. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retains the right to make voluntary allocations of up to

$30 million from the General Division to the GTR. Such allocation would result in dilution to holders of TR Stock. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, the General Division may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The future operating results of the General Division may differ materially from the results described above. Please refer to "Genzyme Corporation and Subsidiaries -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

SUBSEQUENT EVENTS

         In January 1996, Genzyme made a conditional offer to acquire substantially all the assets of Genzyme Development Partners, L.P., also known as the Surgical Aids Partnership, for General Division Stock valued at $93.0 million.

         In January 1996, Genzyme signed a definitive agreement to acquire Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock valued at approximately $36.8 million. Genetrix Inc. will be merged with Genzyme's Integrated Genetics diagnostic services business. The transaction will be accounted for as a pooling of interests.

         In February 1996, GTC obtained a short-term loan in the amount of $950,000 from Genzyme. The loan is due on March 31, 1996 and accrues interest at a rate of 6 1/2% per annum.

         In March 1996, Genzyme completed the redemption of its 6 3/4% percent convertible subordinated notes in the principal amount of $100 million. Holders of the notes received 18.913 shares of General Division and 2.553 shares of TR Stock in conversion of each $1,000 note.

         In March 1996, an advisory panel to the U.S. Food and Drug Administration ("the FDA") recommended that the General Division's be granted approval to market one of the HA Products, Seprafilm(TM) bioresorbable membrane. The panel's recommendation will be considered by the FDA in its final review of Genzyme's premarket approval application.

         In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the twenty day period ending two days before the Conversion at GTC'S option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding.

         In April 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt two amendments to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). These amendments would increase the aggregate number of shares of General Division Stock that may be subject to grants under the Equity Plan from 7,600,000 to 9,900,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

                         GENZYME TISSUE REPAIR DIVISION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is a summary of the key factors management considers necessary in reviewing the Genzyme Tissue Repair Division's ("GTR") results of operations, liquidity and capital resources. Forward-looking statements contained in the following discusson are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of Genzyme and consider carefully "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

1995 AS COMPARED TO 1994

         Service revenues for 1995 were $5.2 million compared to $0.3 million in 1994. Revenues for 1994 consisted solely of revenues from the sale of Epicel(SM) Service ("Epicel service") skin grafts for the period from December 16, 1994, the acquisition date of BioSurface Technology, Inc. ("BioSurface"), through December 31, 1994. Revenues for 1995 consisted primarily of sales of Epicel service skin grafts and included $0.6 million from the sale of the CARTICEL(SM) Service ("Carticel service"), GTR's cartilage repair service which commenced in the first quarter of 1995.

         Gross margins for 1995 were 9% compared to 11% in 1994. The decrease was due to costs associated with the launch of the CARTICEL(SM) Service.

         GTR incurs direct selling, general and administractive expenses as well as a selling, general and administrative charge, based on actual amounts incurred, from the General Division for selling, general and administrative work performed by the General division on behalf of GTR.

         Selling, general and administrative expenses for 1995 were $12.9 million. Selling, general and administrative expense in 1994 was $1.0 million comprised solely of expenses from BioSurface. The increase was due to a full year of operations from BioSurface and to the launch in both the United States and Europe of the CARTICEL(SM) Service. In 1995, $4.4 million of selling, general and administrative services were provided by the General Division to GTR compared to $0.8 million in 1994.

         Research and development expenses for 1995 were $10.9 million compared to $3.6 million in 1994 which included $0.3 million from the operations of BioSurface. The increase resulted from accelerated clinical trials activity for certain tissue repair products and increased efforts on the CARTICEL(SM) Service. In 1995, $4.7 million of research and development services were provided by the General Division to GTR compared to $3.3 million in 1994.

         Investment income for 1995 was $1,386,000 as compared to $29,000 for 1994. Investment income for 1994 resulted solely from Biosurface activity. The increase over 1994 was due to higher average cash balances from Genzyme's investment of $10 million in GTR and the net proceeds from the public offering in October 1995.

         In 1994, $11.2 million of incomplete technology from the BioSurface acquisition was charged to operations as in-process research and development.

1994 AS COMPARED TO 1993

         Service revenues, which consisted solely of revenues from the sale of Epicel service skin grafts for the period from December 16, 1994, the acquisition date of BioSurface, through December 31, 1994, were $0.3 million. There were no service revenues in 1993.

         GTR earned no revenues from research and development contracts in 1994 as compared to $4.7 million in 1993. Neozyme I funded the development of Vianain(R) debriding product from 1990 through the end of 1993 when Genzyme acquired the development program from Neozyme I. Revenues from research and development in 1993 consisted of a $2.0 million technology license fee related to expansion of the field of Vianain(R) debriding product to include both burns and ulcers in addition to reimbursement for GTR's costs of conducting the Vianain(R) research.

         GTR incurred direct selling, general and administrative charges as a result of the acquisition of BioSurface. Selling, general and administrative expenses for 1994 increased 38% to $1.0 million.

         Research and development expenses for 1994 increased 30% to $3.6 million including $0.3 million related to the operations of BioSurface. Excluding the effect of BioSurface, research and development expenses increased 19% due primarily to increased outside clinical trials related to the Vianain(R) programs and the associated increased manufacturing support.

         In 1994, $11.2 million of incomplete technology from the BioSurface acquisition was charged to operations as in-process research and development. In 1993, GTR completed the purchase of the rights to the Vianain technology from Neozyme I and charged the $25.0 million purchase price to operations as in-process research and development.

LIQUIDITY AND FINANCIAL RESOURCES

         A portion of Genzyme's corporate assets and liabilities have been attributed to GTR based upon utilization. Management believes the attribution to be an equitable and reasonable estimate of the assets and liabilities which would be generated if GTR operated on a stand-alone basis.

         In 1995, working capital from operations increased $23.8 million and as of December 31, 1995, GTR had accounts receivable of $1.8 million and inventories of $0.8 million, increases of $0.4 and $0.7 millions, respectively, from 1994. The increases resulted from the introduction in the first quarter of 1995 of the CARTICEL(SM) Service on which an additional $1.3 million was spent to expand manufacturing capacity. In September 1995, GTR sold 3,000,000 shares its of common stock to the public for a price of $15 per share for net proceeds of $42.3 million after underwriting discounts and commissions. As of December 1995, GTR had cash and investments of $47.6 million, an increase of $22.7 million. Significant additional funds will be required to complete commercialization and clinical testing of GTR's products and services and to provide additional manufacturing capacity for its CARTICEL(SM) Service. There can be no assurance that such funds will be available on attractive terms, if at all. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme has the right to make voluntary allocations of up to $30 million from the General Division to GTR hich if exercised would result in dilution of holders of TR Stock.

         GTR expects that its available cash and investments will be sufficient to finance its planned operations and capital requirements for at least one year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The future operating results of GTR may differ materially from the results described above. Please refer to "Genzyme Corporation and Subsidiaries
- -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

SUBSEQUENT EVENTS

         In January 1996, GTR acquired certain real estate in Framingham, Massachusetts for $6.8 million in cash, of which $5.7 million was allocated to buildings and $1.1 million was allocated to land based on appraised values.

         In March 1996, GTR utilized $8.0 million of the Company's $15.0 million line of credit with Fleet Bank of Massachusetts.

         In April 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt two amendments to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). These amendments would increase the aggregate number of shares of TR Stock that may be subject to grants under the Equity Plan from 2,000,000 to 3,300,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

GENZYME CORPORATION AND SUBSIDIARIES

         REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of GENZYME CORPORATION:

                  We have audited the accompanying consolidated balance sheets of Genzyme Corporation and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity and the consolidated financial statement schedule for each of the three years in the period ended December 31, 1995. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genzyme Corporation and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule taken as a whole presents fairly, in all material respects, the information required to be included therein.









                                                    Coopers & Lybrand L.L.P.

         Boston, Massachusetts
         March 1, 1996, except as to Note Q
         which is March 26, 1996

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)                                       FOR THE YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------
                                                              1995         1994         1993
                                                              ----         ----         ----
Revenues:
       Net product sales ...............................   $ 304,373    $ 238,645    $ 183,366
       Net service sales ...............................      52,450       50,010       50,511
       Revenues from research and development contracts:
        Related parties ................................      26,758       20,883       34,162
        Other ..........................................         202        1,513        2,332
                                                           ---------    ---------    ---------
                                                             383,783      311,051      270,371
Operating costs and expenses:
       Cost of products sold ...........................     113,964       92,226       64,704
       Cost of services sold ...........................      35,868       32,403       34,558
       Selling, general and administrative .............     115,094       85,731       78,716
       Research and development (including research
        and development related to contracts) ..........      68,845       55,334       48,331
       Purchase of in-process research and
        development ....................................      14,216       11,215       49,000
       Goodwill impairment and restructuring costs .....          --           --       26,517
                                                           ---------    ---------    ---------
                                                             347,987      276,909      301,826
                                                           ---------    ---------    ---------

Operating income (loss) ................................      35,796       34,142      (31,455)

Other income and (expenses):
       Minority interest in net loss of subsidiaries ...       1,608        1,659        9,892
       Equity in net loss of unconsolidated subsidiary .      (1,810)      (1,353)          --
       Charge for impaired investments .................          --       (9,431)        (700)
       Settlement of lawsuit ...........................          --       (1,980)          --
       Investment income ...............................       8,814        9,101       12,209
       Interest expense ................................      (1,109)      (1,354)      (2,500)
                                                           ---------    ---------    ---------
                                                               7,503       (3,358)      18,901
                                                           ---------    ---------    ---------

Income (loss) before income taxes ......................      43,299       30,784      (12,554)
Benefit (provision) for income taxes ...................     (21,649)     (14,481)       6,459
                                                           ---------    ---------    ---------

Net income (loss) ......................................   $  21,650    $  16,303    $  (6,095)
                                                           =========    =========    =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

INCOME (LOSS) PER COMMON SHARE

(Amounts in thousands, except per share data)  FOR THE YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----
ATTRIBUTABLE TO THE GENERAL DIVISION:

   Net income ..............................   $ 34,823    $ 30,194    $  8,456
   Tax benefit allocated from
    Tissue Repair Division .................      8,857       1,860       9,564
                                               --------    --------    --------
      Net income attributable to
       General Division Stock ..............   $ 43,680    $ 32,054    $ 18,020
                                               ========    ========    ========

   Per common and common equivalent share:

      Net income ...........................   $   1.45    $   1.22    $   0.69
                                               ========    ========    ========

      Average shares outstanding ...........     30,092      26,169      26,250
                                               ========    ========    ========

   Per common share assuming full dilution:

      Net income ...........................   $   1.31    $   1.14    $   0.69
                                               ========    ========    ========

      Average shares outstanding ...........     33,311      28,159      26,250
                                               ========    ========    ========

ATTRIBUTABLE TO THE TISSUE REPAIR
 DIVISION:

   Net loss ................................   $(22,030)   $(15,751)   $(23,860)
   Tax benefit allocated to General Division         --          --        (255)
                                               --------    --------    --------
      Net loss attributable to TR Stock ....   $(22,030)   $(15,751)   $(24,115)
                                               ========    ========    ========

   Per common share:

      Net loss .............................   $  (2.28)   $  (4.40)   $  (7.43)
                                               ========    ========    ========

      Average shares outstanding ...........      9,659       3,578       3,245
                                               ========    ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                        DECEMBER 31,
- ---------------------------------------------------------------------------
                                                       1995          1994
                                                       ----          ----
                     ASSETS

Current Assets:
   Cash and cash equivalents ..................      $144,372      $ 63,542
   Short-term investments .....................       112,303        13,073
   Accounts receivable, less allowance
     of $8,159 in 1995 and $6,169 in 1994 .....        88,959        78,127
   Inventories ................................        53,042        36,840
   Prepaid expenses and other current assets ..        12,531        11,074
   Deferred tax assets - current ..............         7,729         4,072
                                                     --------      --------
     Total current assets .....................       418,936       206,728

Property, plant and equipment, net ............       329,423       296,802

Other Assets:
   Long-term investments ......................        69,561        76,845
   Note receivable - related party ............           262         3,572
   Intangibles, net of accumulated amortization
    of $17,340 in 1995 and $12,633 in 1994 ....        29,934        29,303
   Deferred tax assets - noncurrent ...........        23,645        28,473
   Other noncurrent assets ....................        33,440        16,685
                                                     --------      --------
                                                      156,842       154,878
                                                     --------      --------
                                                     $905,201      $658,408
                                                     ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

(Amounts in thousands)                                                                           DECEMBER 31,
- -------------------------------------------------------------------------------------------------------------
                                                                                      1995            1994
                                                                                      ----            ----
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ..........................................................      $  21,980       $  21,387
   Accrued expenses ..........................................................         39,418          30,986
   Income taxes payable ......................................................          1,316           6,523
   Deferred revenue ..........................................................          1,367           2,604
   Current portion of long-term debt
    and capital lease obligations ............................................          2,445          41,357
                                                                                    ---------       ---------
       Total current liabilities .............................................         66,526         102,857

Noncurrent Liabilities:
   Long-term debt and capital lease obligations ..............................        124,473         126,729
   Other noncurrent liabilities ..............................................          8,995           7,548
                                                                                    ---------       ---------
                                                                                      133,468         134,277

Minority interest in subsidiaries ............................................             --           2,310

Commitments and Contingencies (Notes D, H, J, L and Q) .......................             --              --

Stockholders' Equity:
   Preferred Stock, $.01 par value, authorized 10,000,000 shares;
    no shares issued and outstanding
     Preferred Stock, Series A Junior participating, $.01 par value authorized
      1,000,000 shares; no shares issued and outstanding
     Preferred Stock, Series B Junior participating, $.01 par value authorized
      400,000 shares; no shares issued and outstanding
   Common Stocks:
     General Division Common Stock, $0.01 par value, authorized 100,000,000 shares; 31,185,800 and 26,446,510 issued
      at December 31, 1995 and 1994, respectively ............................            312             264
     Tissue Repair Division Common Stock, $0.01 par value,
      authorized 40,000,000 shares; 12,112,700 and 8,674,706 issued
      at December 31, 1995 and 1994, respectively ............................            121              87
   Treasury common stock, at cost:
     General Division Common Stock, 52,770 and 49,686 shares at
      December 31, 1995 and 1994, respectively ...............................           (882)           (755)
   Additional paid-in capital ................................................        724,342         470,826
   Accumulated deficit .......................................................        (17,158)        (38,808)
   Other equity adjustments ..................................................         (1,528)        (12,650)
                                                                                    ---------       ---------
                                                                                      705,207         418,964
                                                                                    ---------       ---------
                                                                                    $ 905,201       $ 658,408
                                                                                    =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                 FOR THE YEARS ENDED DECEMBER 31,
- -------------------------------------------------------------------------------------------------------
                                                                1995            1994          1993
                                                                ----            ----          ----
OPERATING ACTIVITIES:
   Net income (loss) ..................................      $  21,650       $  16,303       $  (6,095)
   Reconciliation of net income (loss) to net cash
    provided by operating activities:

      Depreciation and amortization ...................         22,638          18,226          16,821
      Write-off of impaired goodwill ..................             --              --          23,690
      (Gain) loss on sale of investments ..............            110          (1,430)         (1,647)
      Loss on disposal of fixed assets ................            903              --              --
      Non-cash compensation expense ...................          1,013              --              --
      Write-off of impaired equity investments ........             --           9,431              --
      Accrued interest/amortization on bonds ..........           (355)         (2,116)             --
      Provision for bad debts .........................          5,415           4,331              --
      Purchase of in-process research and
       development for stock ..........................         14,216          11,215              --
      Deferred income taxes ...........................          4,428           1,439         (27,068)
      Minority interest in net loss of subsidiaries ...         (1,608)         (1,659)         (9,892)
      Equity in net loss of unconsolidated subsidiary .          1,810           1,353              --
      Other ...........................................          1,458             386             831
      Increase (decrease) in cash from working capital:
        Accounts receivable ...........................        (15,069)        (14,916)        (10,917)
        Inventories ...................................        (15,906)        (10,549)         (2,322)
        Prepaid expenses and other current assets .....         (1,680)         (1,769)           (695)
        Accounts payable, accrued expenses and
         deferred revenue .............................          5,679           2,782          17,608
                                                             ---------       ---------       ---------
        Net cash provided by operating activities .....         44,702          33,027             314

INVESTING ACTIVITIES:
   Purchases of investments ...........................       (142,522)       (210,274)       (122,723)
   Purchases of restricted investments ................         (4,418)        (10,000)        (10,000)
   Sales and maturities of investments ................         57,055         265,851         177,043
   Property, plant and equipment ......................        (49,988)       (101,707)       (118,436)
   Cash paid as part of IG acquisition ................           (322)          5,359          (9,541)
   Additional investment in unconsolidated subsidiary .         (4,428)         (1,465)             --
   Other noncurrent assets ............................         (1,265)         (3,221)           (504)
                                                             ---------       ---------       ---------
        Net cash used by investing activities .........       (145,888)        (55,457)        (84,161)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .............        223,139          45,926           8,465
   Proceeds from issuance of common
    stock by subsidiary ...............................          1,107             319          11,136
   Proceeds from issuance of debt .....................             --          21,819          39,360
   Payments of long-term debt and capital

    lease obligations .................................        (41,449)         (4,793)           (979)
                                                             ---------       ---------       ---------
        Net cash provided by financing activities .....        182,797          63,271          57,982

Effect of exchange rate changes on cash ...............           (781)           (274)           (135)
                                                             ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ......         80,830          40,567         (26,000)
Cash and cash equivalents at beginning of period ......         63,542          22,975          48,975
                                                             ---------       ---------       ---------
Cash and cash equivalents at end of period ............      $ 144,372       $  63,542       $  22,975
                                                             =========       =========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

(Amounts in thousands)                         FOR THE YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------
                                              1995          1994          1993
                                              ----          ----          ----
Supplemental disclosures of cash flows:
Cash paid during the year for:
    Interest ..........................     $ 9,944        $ 9,634      $ 7,333
    Income taxes ......................      19,581         13,506       16,066


Supplemental Disclosures of Non-Cash Transactions:
    Settlement of note receivable -- Note F
    Acquisition liability -- Note B

                 The accompanying notes are an integral part of
                          these financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                 SHARES IN THOUSANDS                  DOLLARS IN THOUSANDS
                                                                 -------------------                  ---------------------
                                                       1995          1994           1993          1995         1994           1993
                                                      -------       -------       -------       -------       -------       -------

COMMON STOCKS:
   General Division Common Stock:
    Balance at beginning of year ...............       26,447        24,292        23,830       $   264       $   243       $   238
    Shares issued in public offering ...........        2,875          --            --              29          --            --
    Issuance of General Division Common
      Stock in connection with
      acquisitions .............................          420          --            --               4          --            --
    Exercise of stock options ..................          958            68           254            10             1             3
    Issuance from employee stock
     purchase plan .............................          143           126            86             1             1             1
    Exercise of warrants .......................          343         1,961           122             4            19             1
                                                      -------       -------       -------       -------       -------       -------
    Balance at end of year .....................       31,186        26,447        24,292       $   312       $   264       $   243
                                                      =======       =======       =======       =======       =======       =======

   Tissue Repair Division Common Stock:
    Balance at beginning of year ...............        8,675          --            --         $    87       $  --         $  --
    Shares issued in public offering ...........        3,000          --            --              30          --            --
    Issued to BioSurface shareholders ..........         --           5,000          --            --              50          --
    Issued at conversion .......................         --           3,357          --            --              34          --
    Exercise of stock options ..................          122          --            --               1          --            --
    Issuance from employee stock
     purchase plan .............................          270             4          --               3          --            --
    Exercise of warrants .......................           46           314          --            --               3          --
                                                      -------       -------       -------       -------       -------       -------
    Balance at end of year .....................       12,113         8,675          --         $   121       $    87       $  --
                                                      =======       =======       =======       =======       =======       =======


TREASURY COMMON STOCK (AT COST):
   General Division Common Stock:
    Balance at beginning of year ...............          (50)          (50)          (50)      $  (755)      $  (755)      $  (751)
    Purchases ..................................           (3)         --            --            (127)         --              (4)
                                                      -------       -------       -------       -------       -------       -------
        Balance at end of year .................          (53)          (50)          (50)      $  (882)      $  (755)      $  (755)
                                                      =======       =======       =======       =======       =======       =======



ADDITIONAL PAID IN CAPITAL:
    Balance at beginning of year                                                      $ 470,826       $ 397,471        $ 378,854
    General Division Common Stock issued in public offering                             141,247            --               --
    Tissue Repair Division Common Stock issued in public offering                        42,262            --               --
    Issuance of General Division Common Stock in connection with
     acquisitions                                                                        23,817            --               --
    Tissue Repair Division Common Stock issued
     to BioSurface shareholders                                                            --            25,263             --
    Tissue Repair Division Common Stock issued at conversion                               --               (34)            --
    Exercise of stock options                                                            28,152           1,189            3,846
    Issuance from employee stock purchase plan                                            5,140           3,005            2,358
    Exercise of warrants                                                                  6,260          41,708            2,261
    Gain on sale of stock by subsidiary                                                    --              --              7,553
    Tax benefit from disqualified dispositions                                            5,500           2,224            2,599
    Non-cash compensation expense                                                         1,013            --               --
    Purchase of Treasury Stock                                                              125            --               --
                                                                                      ---------       ---------        ---------
    Balance at end of year                                                            $ 724,342       $ 470,826        $ 397,471
                                                                                      =========       =========        =========


   The accompanying notes are an integral part of these financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                             DOLLARS IN THOUSANDS
                                                             --------------------

                                                       1995         1994         1993
                                                       ----         ----         ----
    ACCUMULATED DEFICIT:
         Balance at beginning of year                $(38,808)    $(55,111)    $(49,016)
         Net income (loss)                             21,650       16,303       (6,095)
                                                     --------     --------     --------
            Balance at end of year                   $(17,158)    $(38,808)    $(55,111)
                                                     ========     ========     ========

    OTHER EQUITY ADJUSTMENTS:
         Foreign currency adjustments                $ (3,590)    $ (4,915)      (7,776)
         Unrealized gains/(losses) on investments       2,062       (7,735)        --
                                                     --------     --------     --------
            Total other equity adjustments           $ (1,528)    $(12,650)    $ (7,776)
                                                     ========     ========     ========




       The accompanying notes are an integral part of these consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: Genzyme Corporation (the "Company" or "Genzyme"), is a diversified human healthcare business with product development, manufacturing and marketing capabilities in therapeutic and diagnostic products, pharmaceuticals, diagnostic services and tissue repair.

         Basis of Presentation: The approval effective December 16, 1994 (the "Effective Date") by the stockholders of Genzyme of the Genzyme Stock Proposal as described in Genzyme's Prospectus/Proxy Statement dated November 10, 1994 resulted in the redesignation of Genzyme's common stock. The outstanding shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a share-for-share basis and a second class of common stock, designated as Tissue Repair Division Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's common stock. General Division Stock and TR Stock provide stockholders with separate securities which are intended to reflect the performance of the General Division and Tissue Repair Division ("GTR"), respectively, and the allocation of tax benefits between the divisions pursuant to the management and accounting policies adopted by the Board of Directors (the "Board") of Genzyme Corporation. The approval of the Genzyme Stock Proposal did not result in any transfer of assets and liabilities of the Company or its subsidiaries. The Company prepares separate financial statements for the General Division and GTR in addition to consolidated financial information of the Company.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in companies and joint ventures in which the Company has a substantial ownership interest of approximately twenty-percent to fifty-percent, or in which the Company participates in policy decisions are accounted for using the equity method. Accordingly, the Company's share of the earnings of these entities is included in combined net income. Investments of less than 20% are reported at fair value (see "Investments"). All significant intercompany items and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements for the periods prior to December 31, 1994 have been reclassified to conform with the current year's presentation.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates market.

         Investments: Short-term investments include all investments with remaining maturities of twelve months or less. Long-term investments include all investments with remaining maturities greater than twelve months. The Company classifies its equity investments as available-for-sale and its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. Equity investments are included in "Other noncurrent assets" on the consolidated balance sheet (See Note D Investments). As of December 31, 1995, the Company classified all investments in debt

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



securities as available-for-sale.

         These investments are reported at fair value as of the balance sheet date with unrealized holding gains and losses (the adjustment to fair value) included as a separate component of Stockholder's equity. If the adjustment to fair value reflects a decline in the value of the investment, management considers all available evidence to evaluate the extent to which the decline is "other than temporary" based on factors including (but not limited to) (i) the length of time and extent to which the market value has been less than cost;
(ii) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

         Fair Value of Financial Instruments: The fair value of investments is obtained from market quotations and is disclosed in Note D. The fair value of the Company's subordinated debentures is obtained from a market maker in the debentures and is disclosed in Note H. The fair value of foreign currency forward contracts is based on forward rates in effect at December 31, 1995 and is disclosed below (see -- Hedging).

         Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets (three to ten years for plant and equipment, five to seven years for furniture and fixtures, and twenty to forty years for buildings). Certain specialized manufacturing equipment (with a net book value of $34.1 million at December 31, 1995) is depreciated over its remaining useful life using the units-of-production method. The remaining life and recoverability of such equipment is evaluated periodically based on the appropriate facts and circumstances. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. For products expected to be commercialized, the Company capitalizes, to construction in-progress, the costs of manufacturing process validation and optimization incurred beginning when the product is deemed to have demonstrated technological feasibility and ending when the asset is substantially complete and is ready for its intended use. Qualified costs include direct labor and material, and incremental fixed overhead to the extent incurred. These costs are depreciated using the units of production method.

         Issuance of Stock by a Subsidiary: Gains on the issuance of stock by a subsidiary are included in net income unless the subsidiary is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration. In those situations the Company accounts for the change in its proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary as an equity transaction.

         Intangibles: Intangible assets consist primarily of goodwill which is amortized on a straight-line basis over seven to eleven years. The remaining intangibles, including customer lists, patents and a covenant not to compete are being amortized on a straight-line basis over five to eleven years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis. The test of such recoverability is a comparison of the asset to expected cumulative (undiscounted) operating income of the acquired entity over the remaining life of the asset. If the book value of the intangible asset exceeds undiscounted cumulative operating income, the write-down is computed as the excess of the asset over the present value of operating income discounted at the Company's weighted average cost of capital over the remaining amortization period. (See Note L - Goodwill Impairment and Restructuring Costs)

         Revenue Recognition: Revenues from product sales are recognized when goods are shipped and are net of third party contractual allowances, as applicable. Revenues from service sales are recognized when the service procedures have been completed. Revenues from research and development contracts are recognized over applicable contractual periods as specified by each contract.

         Translation of Foreign Currencies: The financial statements of the Company's foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency for all Company foreign subsidiaries is considered to be the functional currency for each entity and accordingly, translation adjustments for these subsidiaries are reported as a separate component of Stockholder equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a charge or credit to Stockholder equity. Transaction gains and losses are recorded in income and totaled $(840,000), $(41,000), and $(322,000) for the years ended December 31, 1995, 1994 and 1993, respectively.

         Hedging: The Company enters into forward contracts to reduce foreign currency exchange risk. Such contracts are revalued using current exchange rates at the balance sheet date. Gains and losses on forward contracts intended to hedge identifiable foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction. All other gains and losses on revaluation of forward contracts are included in net income. At December 31, 1995, the Company had forward exchange contracts valued at $1,209,000. Related gains and losses were not material to the financial statements.

         Research and Development: Research and development costs are expensed in the period incurred. Costs of purchased technology which management believes has not demonstrated technological feasibility and for which there is no alternative future use are charged to expense in the period of purchase.

         Income Taxes: The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. At December 31, 1995, such undistributed foreign earnings were approximately $1,731,000.

         Net Income (Loss) Per Share: The method of calculating income per share for General Division Stock and TR Stock reflects the terms of the Articles of Organization, as amended, which provide that dividends may be declared and paid only out of the lesser of funds of Genzyme legally available therefore and each division's Available Dividend Amount, as defined. The Company computes income

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




per share by dividing the income attributable to each class of stock by the weighted average number of shares of that stock and dilutive common stock equivalents and other potentially dilutive securities outstanding during the applicable period. Income attributable to General Division Stock and TR Stock equals the respective division's net income or loss for the relevant period determined in accordance with generally accepted accounting principles in effect at such time, adjusted by the amount of tax benefits allocated to or from either division pursuant to the accounting policies adopted by the Board of Directors (the "Board"). The accounting policies provide that, as of the end of any fiscal quarter of Genzyme, any projected annual tax benefit attributable to any division that cannot be utilized by such division to offset or reduce its current or deferred income tax expense may be allocated to the other division without any compensating payment or allocation. Further description of management and accounting policies are included in the notes to the General Division financial statements.

         Income per share assuming full dilution is determined by dividing net income plus subordinated debenture interest (net of capitalized amounts) by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and warrants and for subordinated debentures assumed converted to common stock.

         Net income (loss) attributable to General Division and TR Stock and net income (loss) per share gives effect to the provisions of the Genzyme Stock Proposal and, accordingly, periods prior to December 15, 1994 are presented on a pro forma basis.

         Accounting for Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), will require the Company to either elect expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair value-based financial accounting to recognize compensation expense for employee stock compensation plans. SFAS 123 must be adopted in the Company's fiscal 1996 financial statements with comparable disclosures for the prior year. The Company has determined that it will elect the disclosure-only alternative permitted under SFAS 123. The Company will be required to disclose pro forma net income and pro forma earnings per share in the footnotes using the fair value based method beginning in fiscal 1996 with comparable disclosures for fiscal 1995. The Company has not determined the impact of these pro forma adjustments to its net income or earnings per share.

         Financial Instruments: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, current and non-current investments. The Company generally invests its cash investments in investments-grade securities.

         Uncertainties: The Company is subject to risks common to companies in the Biotechnology industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

NOTE B  ACQUISITIONS

         In April 1993, the Company acquired Virotech System-Diagnostika, GmbH in Germany, for approximately $10,200,000, of which approximately $8,100,000 was recorded as goodwill. In May 1993 Genzyme srl, a wholly-owned subsidiary of the

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company located in Italy, acquired certain assets of Omnia Res srl for approximately $700,000, of which approximately $100,000 was recorded as goodwill. These acquisitions were accounted for as purchases. Accordingly, the associated net assets and operations have been included in the Company's financial statements since the acquisition dates. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

         In July 1994, the Company paid approximately $6,100,000 for newly-issued shares of common stock representing 51% of the outstanding common stock of Sygena A.G. ("Sygena"), a Swiss manufacturer of high performance chemicals used in the development of pharmaceuticals. Based on certain put and call options in the Acquisition Agreement, which effectively ensure the purchase by the Company of the remaining outstanding shares during the period from July 1, 1996 through June 30, 1999, the Company accounted for the acquisition as a purchase of all of the outstanding shares of Sygena, and recorded a deferred liability at a present value of approximately 9,000,000 Swiss francs for the purchase of the remaining shares. The excess purchase price over the net assets acquired was approximately 5,000,000 Swiss francs (approximately $4,000,000) and was recorded as goodwill. The net assets and operations of Sygena have been included in the Company's financial statements from the date of acquisition. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

         On December 15, 1994, Genzyme acquired BioSurface Technology, Inc. ("BioSurface") by issuing .575 of one share of TR Stock for each share of BioSurface common stock. In the aggregate, 5,000,000 shares of TR Stock, valued at $25,312,500, were issued representing 50% of the initial equity interest in GTR. The acquisition was accounted for as a purchase. Accordingly, the associated net assets and operations of BioSurface have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $11,215,000, was allocated to in-process research and development and charged to operations.

         The following summary, prepared on a pro forma basis, presents the consolidated results of operations as if BioSurface had been acquired at the beginning of the periods presented. This pro forma summary does not necessarily reflect the results of operations as they would have been if Genzyme and BioSurface constituted a single entity during the periods presented and is not necessarily indicative of results which may be obtained in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------

                                                            1994             1993
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         (UNAUDITED)      (UNAUDITED)
- ------------------------------------------------         -----------      -----------



    Revenues .......................................     $   317,047     $   276,080
    Net income (loss) ..............................          19,448         (13,978)
    Pro forma net income (loss) per share:
      Attributable to General Division .............            1.22            0.68
      Attributable to Tissue Repair Division........           (1.51)          (3.78)

         In October 1995, Genzyme acquired the publicly-held minority interest in its majority-owned subsidiary, IG Laboratories, Inc. ("IG"), by issuing approximately .125 of one share of General Division Stock for each share of IG common stock. In the aggregate, approximately 385,255 shares of General Division Stock, valued at approximately $22.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


over the fair market value of the net assets acquired, approximately $18.6 million, was allocated $14.2 million to in-process research and development and charged to operations, and $4.4 million to goodwill to be amortized over 11 years. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

         In February 1996, Genzyme signed a definitive agreement to acquire Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock valued at approximately $36.8 million. Genetrix Inc. will be merged with Genzyme's Integrated Genetics diagnostic services business. The transaction will be accounted for as a pooling of interests.

NOTE C  MAJORITY-OWNED SUBSIDIARIES

         IG LABORATORIES, INC. IG was an approximately 70%-owned subsidiary for the years ended December 31, 1993, 1994 and for the period from January 1, 1995 through October 1, 1995. (See Note B).

         GENZYME TRANSGENICS CORPORATION. Genzyme Transgenics Corporation ("GTC") was a majority-owned subsidiary for the years ended December 31, 1992, 1993 and for the period from January 1, 1994 through September 30, 1994. (See Note D).

NOTE D  INVESTMENTS

         Investments in marketable securities at December 31 consisted of the following:

                                                                         1995                              1994
                                                               -----------------------------------------------------------------
                                                                                   MARKET                               MARKET
   (DOLLARS IN THOUSANDS)                                        COST               VALUE              COST              VALUE
- --------------------------------------------------------------------------------------------------------------------------------
       Short Term:
        Certificates of deposit ....................           $  1,870           $  1,870           $  2,979           $  2,979
        Federal agency notes .......................             26,731             26,767               --                 --
        Corporate notes ............................             80,576             80,646              4,281              4,177
        U.S. Treasury notes ........................              3,031              3,020              6,063              5,917
        Municipal notes ............................               --                 --                 --                 --
                                                               --------           --------           --------           --------
                                                               $112,208           $112,303           $ 13,323           $ 13,073
                                                               ========           ========           ========           ========
       Long Term:
        Common stock ...............................           $   --             $   --             $   --             $   --
        Federal agency notes .......................              4,047              4,053
        Corporate notes ............................             42,518             42,845             57,584             54,420
        U.S. Treasury notes ........................             22,351             22,663             24,716             22,425
        Municipal notes ............................               --                 --                 --                 --
                                                               --------           --------           --------           --------
                                                               $ 68,916           $ 69,561           $ 82,300           $ 76,845
                                                               ========           ========           ========           ========



         Information regarding the range of contractual maturities of investments in debt securities at December 31, 1995 is as follows:

                                                              MARKET
    (DOLLARS IN THOUSANDS)                          COST       VALUE
    ------------------------------------------------------------------
    Within 1 year .............................   $112,208    $112,304
    After 1 year through 2 years ..............     29,997      30,137
    After 2 years through 10 years ............     38,919      39,423
                                                  --------    --------

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  $181,124    $181,864
                                                  ========    ========

         In August 1993, the Company acquired 502,512 shares of the Series E Convertible Preferred Stock (the "Series E Stock") of Univax Biologics, Inc., for $5.0 million in connection with an agreement to develop and commercialize certain products. Upon the achievement of specified clinical milestones, the Company is committed to making future milestone payments. In November 1995, Univax merged with North American Biologicals, Inc.("NABI") and in connection with the merger the General Division received 526,315 shares of NABI common stock in exchange for the Series E Stock. The investment is classified as available-for-sale and is included in "Other noncurrent assets" in the consolidated balance sheets at fair market value. At December 31, 1995, this value was approximately $5.7 million compared to a value of $2.7 million at December 31, 1994.

         In September 1993, the Company acquired 714,286 shares of common stock of Argus Pharmaceuticals, Inc. ("Argus") for $5.0 million in connection with an agreement to develop and commercialize certain products. Upon the achievement of certain specified clinical milestones, the Company is committed to making future milestone payments and an additional $5.0 million investment in Argus. In August 1994, pursuant to the Common Stock Purchase Agreement, Argus delivered to the Company an additional 132,325 shares resulting in a total of 846,611 shares held by the Company. The investment is classified as available-for-sale and is included in "Other noncurrent assets" in the consolidated balance sheets at fair market value. At December 31, 1994, this value was approximately $1.8 million. The Company believed that a portion of the impairment in the value of the investment in Argus was "other than temporary" and accordingly, a loss of approximately $3.3 million was charged to operations in 1994. In September 1995, Argus combined with Triplex Pharmaceuticals and Oncologix to form Aronex. In connection with this merger, the common stock of Argus was redesignated as common stock of Aronex. At December 31, 1995 the value of this investment was $3.7 million.

         Pursuant to the Common Stock Purchase Agreement (the "Agreement") dated as of June 24, 1994 between the Company and Celtrix Pharmaceuticals, Inc. ("Celtrix"), the Company acquired 1,550,388 restricted shares, approximately 11.5% of the common stock of Celtrix outstanding after the acquisition, for $10.0 million. In November 1994, Celtrix announced a delay in the commercialization of an application of a key product and in February 1995, Celtrix announced that it had halted all studies related to another of its key development products. These announcements resulted in a decline in the fair market value of the Company's investment. The Company believed that a portion of the impairment in the value of the investment in Celtrix was "other than temporary". Accordingly, a loss of approximately $6.1 million was charged to operations in 1994. In 1995, Celtrix exercised its option to require the Company to purchase additional shares of Celtrix at fair market value. As a result in December 1995, the Company acquired an additional 1,472,829 shares at $3 per share. The investment is classified as available-for-sale and is included in "Other noncurrent assets". At December 31, 1995, this value was approximately $7.7 million.

         Net realized losses included in investment income for 1995 were $110,000 Net realized gains included in investment income for 1994 and 1993 were $1,430,000 and $1,647,000, respectively. Gross unrealized holding gains of $2,073,000 and unrealized holding losses of $10,000, were recorded at December 31, 1995 in Stockholders' equity as compared to unrealized holding losses of $5,704,000 recorded at December 31, 1994.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In July 1993, GTC, a wholly-owned subsidiary of the Company specializing in transgenic technology which was incorporated in February 1993, completed an initial public offering of 1,500,000 shares of its common stock priced at $8.00 per share. The offering resulted in an increase in the value of the Company's investment in GTC of $7.6 million which was recorded as an increase to additional paid-in capital. At December 31, 1993, the Company owned 4,000,000 shares or approximately 73% of the outstanding common stock of GTC.

         On October 1, 1994, GTC acquired TSI Corporation ("TSI") in a merger transaction in which GTC issued two-tenths (0.2) of one share of GTC common stock for each share of TSI common stock, in a transaction accounted for as a purchase. As a result of the acquisition, the Company's percentage ownership of GTC common stock declined from approximately 73% to approximately 40%. Accordingly, the Company began accounting for its investment in GTC under the equity method.

         In February 1995, GTC exercised its option to sell to the Company 500,000 additional shares of GTC common stock at a price of $8.00 per share. The $4.0 million acquisition cost has been added to the Company's equity investment in this subsidiary. In June 1995, the Company converted approximately $4.0 million of GTC debt into equity through the acquisition of 1.3 million shares of GTC common stock. In July 1995, GTC acquired Biodevelopment Laboratories, Inc. ("BDL"). In connection with the transaction, the Company issued approximately 34,000 shares of General Division Common Stock to former stockholders of BDL in exchange for approximately 475,000 shares of newly issued GTC stock. In total, GTC issued approximately 1,207,000 shares of its common stock in the transaction, resulting in a decrease in the Company's interest in GTC to 48.2%. Also as part of the BDL transaction, the Company guaranteed a $7.5 million line of credit from a commercial bank in return for warrants to purchase 145,000 shares of GTC stock.

         As of December 31, 1995, GTC had $6.0 million outstanding under this line of credit. GTC had a working capital deficiency of approximately $25.1 million at December 31, 1995 and had an operating loss of approximately $4.1 million for the year then ended. Although GTC is actively seeking other sources of financing and is directing substantial efforts to generating positive cash flow, it is at least reasonably possible that GTC will not generate sufficient cash flows to fund its ongoing operations and will not be able to repay amounts outstanding under the line of credit. If this occurs, the General Division will be responsible for at least a portion of the amounts outstanding. (See Note Q)

         The fair market value of the GTC shares, based on quoted market prices, was $27,601,000 at December 31, 1995. The Company reported equity in GTC's losses of $1,810,000 in 1995. Following are condensed financial data of GTC:

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









                                              YEAR ENDED DECEMBER 31,
                                              -----------------------

     (DOLLARS IN THOUSANDS)               1995            1994              1993
     ----------------------------------------------------------------------------
     Revenues.......................    $38,406         $11,692           $ 3,222
     Operating loss.................     (2,014)         (5,231)           (1,327)
     Net loss.......................     (4,133)         (5,284)           (1,171)



                                               DECEMBER 31,
                                               ------------

     (DOLLARS IN THOUSANDS)               1995            1994
     ----------------------------------------------------------
     Current assets.................    $16,409         $11,629
     Noncurrent assets..............     41,478          36,364
     Current liabilities............     24,155          19,487
     Noncurrent liabilities.........      6,444           9,082


NOTE E  INVENTORIES

         Inventories at December 31 consist of the following:


        (DOLLARS IN THOUSANDS)         1995            1994
        ------------------------------------------------------
        Raw materials..............   $12,634          $14,572
        Work-in-process............    14,821            9,247
        Finished products..........    25,587           13,021
                                      -------          -------
                                      $53,042          $36,840
                                      =======          =======


NOTE F  PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment at December 31 includes the following

        (DOLLARS IN THOUSANDS)                       1995                1994
        ----------------------------------------------------------------------
        Plant and equipment....................   $109,035            $ 64,350
        Land and buildings.....................     46,456              40,157
        Leasehold improvements................      52,803              32,562
        Furniture and fixtures.................      7,530               8,426
        Construction in progress...............    178,083             198,117
                                                  --------            --------
                                                   393,907             343,612
          Less accumulated depreciation........    (64,484)            (46,810)
                                                  --------            --------
        Property, plant and equipment, net.....   $329,423            $296,802
                                                  ========            ========


         Depreciation expense was $17,961,000, $13,486,000, and $10,857,000 in
1995, 1994 and 1993, respectively.

         The Company is constructing a mammalian cell production facility in Boston, Massachusetts which will be used to produce a recombinant form of Ceredase(R) enzyme ("Cerezyme(TM)") and other products. The facility is expected to cost approximately $151 million plus an additional $23 million of Cerezyme(R) process validation and optimization costs. The facility is expected to be validated and placed into service in 1996. As of December 31, 1995, the Company had capitalized, and included in construction in progress, approximately $151,000,000 of expenditures related to this building and approximately

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$33,472,000 of process validation and optimization costs related to this and other facilities. In 1995, 1994 and 1993, the Company capitalized approximately $9.0, $9.2 and $4.7 million of interest costs, respectively, relating to this and other facility construction.

         In June 1994, the Company acquired its Mountain Road facility in Framingham, Massachusetts for $26.9 million of which $25.1 million was allocated to buildings and $1.8 million was allocated to land based on appraised values. The Company funded the purchase with $1.2 million in cash, settlement of a $4.2 million note receivable (including accrued interest) from the landlord of the facility and the proceeds of a $21.5 million term loan from a bank (See Note H).

NOTE G  ACCRUED EXPENSES

Accrued expenses at December 31 include the following:

        (DOLLARS IN THOUSANDS)                     1995           1994
        ----------------------------------------------------------------
        Professional fees......................  $ 2,679         $ 3,102
        Compensation...........................   12,951           8,853
        Royalties..............................    6,702           5,055
        Interest...............................    1,857           2,361
        Other..................................   15,229          11,615
                                                 -------         -------
                                                 $39,418         $30,986
                                                 =======         =======

NOTE H  LONG-TERM DEBT AND LEASES

Long-Term Debt

         Long-term debt at December 31 is comprised of the following:

        (DOLLARS IN THOUSANDS)                     1995                 1994
        ----------------------------------------------------------------------
        Convertible subordinated notes.........  $100,000             $100,000
        Note payable, bank (due 1/6/95)........         -               39,000
        Mortgage note payable, matures
         June 13, 1999.........................    20,863               21,323
        Mortgage note payable, matures
         November 2014........................      3,356                3,409
        Mortgage note payable, matures
         January 1, 2008......................        747                  808
        Term notes payable.....................     1,626                2,879
                                                 --------             --------
                                                  126,592              167,419
        Less current portion...................    (2,243)             (41,020)
                                                 --------             --------
                                                 $124,349             $126,399
                                                 ========             ========


         In 1991, the Company issued 6 3/4% Convertible Subordinated Notes due October 1, 2001 in the aggregate principal amount of $100,000,000. The notes are convertible into General Division Stock and TR Stock at any time at a conversion price of $52.875 and, under certain circumstances, may be redeemed by the Company. Net proceeds from the debentures were $97,250,000. Deferred financing costs of $2,750,000, classified as "Other noncurrent assets" on the combined balance sheets, are being amortized to expense over the term of the debt issue. As of December 31, 1995, the debentures had a market value of approximately $125 million (See Note Q).

        On December 21, 1993, the Company borrowed $39,000,000, under a Credit Agreement (the "Agreement") with a bank. The interest rate in effect at December 31, 1994 was 6.2875%. The loan was repaid January 6, 1995.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The mortgage note due June 1999 is collateralized by land and buildings with a net book value of $29,108,000 at December 31, 1995, bears interest at 7.73% annually, and is payable monthly based on a twenty year direct reduction amortization schedule, with the remaining principal due June 13, 1999.

         The mortgage note maturing November 2014 is collateralized by land and buildings with a net book value of $5,188,000 at December 31, 1995 and bears interest at 10.5%. The mortgage note maturing January 2008 provides the bank with a "call or review" feature at the end of the first 60 month period, allowing the bank to adjust the note under specific circumstances. This note bears interest at a variable rate of prime plus 1% and is collateralized by land and fixtures. Principal and interest are payable monthly on both of these notes.

         The Company maintains a $15.0 million line of credit with Fleet Bank of Massachusetts, the entire amount, of which, remained available at December 31, 1995.

Operating Leases

         Total rent expense under operating leases was $10,006,000, $8,663,000, and $8,734,000 in 1995, 1994 and 1993 respectively. The Company leases facilities and personal property under certain operating leases in excess of one year.

         Future minimum payments due under the Company's long-term obligations and capital and operating leases are as follows:

                                                     LONG-TERM            CAPITAL          OPERATING
         (DOLLARS IN THOUSANDS)                     OBLIGATIONS            LEASES              LEASES
         --------------------------------------------------------------------------------------------
         1996......................................   $ 11,160              $240            $ 12,317
         1997......................................      9,381                70              12,071
         1998......................................      9,376               118              11,141
         1999......................................     27,306                 -              10,942
         2000......................................      7,253                 -               9,305
         Thereafter................................    111,792                 -              48,273
                                                      --------              ----            --------
            Total minimum payments.................    176,268               428             104,049
         Less: interest............................    (49,676)             (102)                  -
                                                      --------              ----            --------
                                                      $126,592              $326            $104,049
                                                      ========              ====            ========

NOTE I  STOCKHOLDERS' EQUITY

         Immediately prior to the Effective Date, as defined in Note A, approximately 15,791,000 shares of Genzyme common stock were reserved for issuance under the Company's 1990 Equity Incentive Plan, 1988 Director Stock Option Plan, 1990 Employee Stock Purchase Plan, outstanding warrants (the "Warrants"), and the conversion of the 6 3/4% Convertible Subordinated Notes Due 2001 (the "Notes").

         Pursuant to antidilution provisions in the agreements covering the options, Genzyme has adjusted each option outstanding on the Effective Date to provide for separation of the option into an option exercisable for General Division Stock and an option exercisable for the number of shares of TR Stock that the holder would have received if the holder had exercised the option immediately prior to the Effective Date.

         The Warrants provide that the holder of the Warrant is entitled to receive the number of shares of General Division Stock and TR Stock upon exercise of the Warrant that the holder would have received if the holder had exercised the Warrant immediately prior to the Effective Date.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after the Effective Date will receive, in addition to the shares of General Division Stock into which the Note is convertible, the same number of shares of TR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date.

         In September 1995, Genzyme sold 3,000,000 shares of Tissue Repair Common Stock to the public at a price of $15 per share for net proceeds of $42.4 million after underwriting discounts and commissions. In October 1995, Genzyme sold 2,875,000 shares of General Division Common Stock to the public for $51.25 per share for net proceeds of $141.5 million.

         At December 31, 1995, approximately 11,185,804 shares of General Division Stock and 3,478,585 shares of TR Stock were reserved for issuance under the 1990 Equity Incentive Plan as amended, the 1988 Director Stock Option Plan as amended, the 1990 Employee Stock Purchase Plan as amended outstanding warrants, and the conversion of the Notes.

         Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The Board of Directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.

         Stock Options. Pursuant to the Company's 1990 Equity Incentive Plan as amended (the "Plan"), options may be granted to purchase an aggregate of 7,600,000 shares of General Division Stock and 2,000,000 shares of TR Stock. The Plan allows the granting of incentive stock options and nonstatutory stock options at not less than fair market value at date of grant, and stock appreciation rights, performance shares, restricted stock and stock units to employees and consultants of the Company, each with a maximum term of ten years. In addition, the Company has a 1988 Director Stock Option Plan, as amended, pursuant to which nonstatutory stock options up to a maximum of 100,000 shares and 70,000 shares, respectively, of General Division Stock and TR Stock, at a rate of 1,600 shares and 400 shares, respectively, for each year of service are automatically granted at fair market value to members of the Board of Directors of the Company upon their election or reelection as Directors. All options expire ten years after the initial grant date and vest over various periods.

                  Stock option activity is summarized below:

                                                                     SHARES
                                                                  UNDER OPTION          OPTION PRICE
                                                                  ------------          ------------
       GENZYME CORPORATION COMMON STOCK
         Outstanding at December 31, 1992.....................     2,929,067           3.00 -  72.04
           Granted............................................     1,332,240          26.25 -  45.00
           Exercised..........................................      (254,171)          4.00 -  37.25
           Forfeited and canceled.............................      (161,782)          7.75 -  72.04
                                                                  ----------

         Outstanding at December 31, 1993.....................     3,845,354           3.00 -  66.16
           Granted............................................     1,619,364          22.63 -  42.00
           Exercised..........................................       (66,378)          3.00 -  35.25
           Forfeited and canceled.............................      (211,763)          8.25 -  66.16

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Converted at Effective Date........................    (5,186,577)          5.89 -  65.49
                                                                  ----------
         Outstanding at December 31, 1994.....................             -
                                                                  ==========

       GENERAL DIVISION STOCK
           Converted at Effective Date........................     5,186,577         $ 5.89 - $65.49
           Granted............................................        66,674          27.25 -  32.50
           Exercised..........................................        (1,250)          6.02 -  19.38
           Forfeited and canceled.............................       (11,151)         30.13 -  49.00
                                                                  -----------

         Outstanding at December 31, 1994.....................     5,240,850           5.89 -  65.49
           Granted                                                 2,070,751           5.89 -  67.63
           Exercised                                              (1,003,827)          5.89 -  60.14
           Forfeited and canceled                                   (221,441)          5.89 -  66.63
                                                                  ----------
         Outstanding at December 31, 1995.....................     6,086,333           7.57 -  67.63
                                                                  ==========

       TR STOCK
           Converted at Effective Date........................       464,824         $ 1.03 - $11.15
           Granted............................................       940,976           4.75 -   5.13
                                                                  ----------
         Outstanding at December 31, 1994.....................     1,405,800           1.03 -  11.15

           Granted............................................     1,153,053           3.19 -  17.63
           Exercised..........................................       (63,608)          1.68 -   9.58
           Forfeited and canceled.............................       (76,202)          1.68 -   8.30
                                                                  ----------
         Outstanding at December 31, 1995.....................     2,419,043           1.03 -  17.63
                                                                  ==========

         At December 31, 1995, 2,559,198 of the outstanding General Division Stock options were exercisable resulting in aggregate exercise proceeds of approximately $78,615,000 and 444,343 of the outstanding TR Stock options were exercisable resulting in aggregate exercise proceeds of approximately $2,457,400.

         The total exercise proceeds for all options outstanding at December 31, 1995 is approximately $216,568,000 and $20,885,000 for General Division Stock and TR Stock, respectively. Information regarding the range of option prices is as follows:

       GENERAL DIVISION STOCK                                     TISSUE REPAIR STOCK
       ----------------------                                     -------------------
      SHARES                                                 SHARES
    UNDER OPTION      OPTION PRICE                        UNDER OPTION              OPTION PRICE
    ------------      ------------                        ------------              ------------
      641,247       $ 7.57 - $18.93                            80,998              $1.026 - $ 3.257
    1,381,472        19.38 -  29.88                         1,033,340               3.300 -   5.088
      765,926        30.00 -  32.13                            79,855               5.109 -   5.471
      785,815        32.24 -  38.84                           385,115               5.492 -   6.000
      704,394                 38.88                           110,688               6.003     8.302
      726,683        39.00 -  48.75                           115,768               8.325 -  16.000
    1,080,796        49.00 -  67.63                           613,279              16.625 -  17.625
    ---------                                               ---------
    6,086,333                                               2,419,043
    =========                                               =========


         Employee Stock Purchase Plan. The Company's 1990 Employee Stock Purchase Plan allows full-time employees, as defined in this plan, to purchase the Company's stock at 85% of fair market value. Under this plan, 750,000 shares of the General Division Stock are authorized, of which 142,934, 129,938 and 85,929 shares were issued in 1995, 1994 and 1993, respectively and 600,000 shares of TR Stock are authorized, of which 269,920 and 3,613 shares of TR Stock were issued in 1995 and 1994, respectively.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Stock Rights. In 1989, the Company's Board issued a dividend of one preferred stock purchase right (a "Common Stock Right") on each share of Common Stock. At the Effective Date, the Rights Agreement under which the rights were issued was amended and restated to reflect the change in the capital structure of the Company and the Board declared a distribution to holders of TR Stock of a right (a "TR Stock Right") on each outstanding share of TR Stock. The Restated Rights Agreement provides that each General Division Stock Right, which replaced the Common Stock Right, and each TR Stock Right, when it becomes exercisable, will entitle the holder to purchase from the Company (i) in the case of a General Division Stock Right, one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $52, subject to adjustment, and (ii) in the case of a TR Stock Right, one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $25, subject to adjustment.
The rights expire on March 28, 1999.

         Stock Warrants. The Company has issued warrants which, when exercised, grant the holders one share of General Division Stock and .135 shares of TR Stock. These warrants were granted in exchange for the receipt of options to purchase the partnership interests of Genzyme Development Partners, L.P. (the "Surgical Aids Partnership") the callable common stock of Neozyme II Corporation ("Neozyme II"), and in connection with Genzyme's purchase of the publicly-held shares of IG Laboratories, Inc.("IG") in exchange for IG warrants. All proceeds from the exercise of these warrants will be allocated to the General Division (see "TR Designated Shares"). The outstanding warrants were issued under the following terms:

                                                                   EXERCISE
ISSUE                                              NUMBER OF          PRICE
DATE      ISSUED TO                                WARRANTS       PER SHARE       EXERCISE PERIOD
- ----      ----------------------------------       --------       ---------       ---------------
1989     Surgical Aids Partnership,
          the sales agent and its
          affiliates                               1,205,416      $     16.01     November 1, 1991 to
                                                      50,285            16.03      October 31, 1996
                                                     666,399            22.91

1992     Investors in Neozyme II:
           Series N                                2,415,000           $38.25     Through December 31, 1996
           Callable                                2,415,000       See below      January 1, 1997 to
                                                                                   December 31, 1998 unless
                                                                                   otherwise terminated

1995    Dr. Richard Warren                             6,005      $     42.67     Through September 30, 2000

         The warrants issued to the Surgical Aids Partnership were issued in consideration for the granting to Genzyme of an exclusive right to purchase all of the outstanding partnership interests of the Surgical Aids Partnership.

         The warrants issued to investors of Neozyme II were granted in consideration of the option to purchase the callable common stock of Neozyme II and had an appraised fair value of $16,905,000. The Callable Warrants automatically terminate upon Genzyme's exercise of its option to purchase all of the callable common stock of Neozyme II. These warrants have an exercise price equal to the sum of the average of the closing sale prices of one share of General Division Stock and .135 share of TR Stock for the 20 trading days immediately preceding the exercise thereof.

         Warrant activity is summarized below:

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                WARRANTS            WARRANT PRICE
                                                                --------            -------------
        Outstanding at December 31, 1992.....................    8,283,246          16.01 -  41.31
            Exercised........................................     (123,180)         16.01 -  23.86
            Expired..........................................       (4,062)         38.79 -  41.31
                                                                ----------

        Outstanding at December 31, 1993.....................    8,156,004          16.01 -  38.25
            Exercised........................................   (2,197,774)         16.01 -  22.91
            Expired..........................................      (23,849)         16.01 -  22.91
                                                                ----------

        Outstanding at December 31, 1994.....................    5,934,381          16.01 -  38.25
            Granted..........................................        6,005                   42.67
            Exercised........................................     (343,145)         16.01 -  38.25
                                                                ----------
        Outstanding at December 31, 1995.....................    5,597,241          16.01 -  42.67
                                                                ==========


NOTE J  RESEARCH AND DEVELOPMENT AGREEMENTS

         Revenues from research and development agreements with related parties include the following:

         (DOLLARS IN THOUSANDS)                                       1995            1994            1993
         -------------------------------------------------------------------------------------------------
         Technology license fees..............................    $     -          $     -         $ 2,000
         Fees for research and development
          activities:
              Neozyme I.......................................          -                -           8,983
              Surgical Aids Partnership.......................          -              913           8,378
              Neozyme II......................................     24,198           17,785          12,651
              Research joint venture..........................      2,560            2,185           2,150
                                                                  -------          -------         -------
                                                                  $26,758          $20,883         $34,162
                                                                  =======          =======         =======

Neozyme I and II

         In 1992, the Company entered into a development contract with Neozyme II whereby the Company was engaged to perform all research, development and clinical testing activities related to products and programs for which Neozyme II was licensed. The Company received $5,000,000 in 1992 under the technology license agreement pursuant to which the Company granted Neozyme II exclusive rights to manufacture and sell the products developed under the technology license agreements.

         The funds for Neozyme II's development contract were raised by the sale of 2,415,000 units for net proceeds of $78,038,000. Each unit consisted of one share of Neozyme II callable common stock, one Series N warrant and one callable warrant to purchase one share of General Division Stock and .135 shares of TR Stock. Included in accounts receivable as of December 31, 1995 and 1994 was $2,469,000 and $729,000, respectively, due from Neozyme II.

         The Company has an option to purchase all of the shares of the Neozyme II callable common stock for cash, shares of General Division Stock or any combination thereof (determined at Genzyme's sole discretion) at $117.00 per share from January 1, 1996 through December 31, 1996, subject to downward adjustment if exercised before December 31. Due to the uncertainties inherent in the very early stages of the research into CFTR, management did not consider the exercise of the option probable and, accordingly, charged to operations in 1992 the $16,905,000 appraised fair value of this purchase option.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In December 1993, the Company exercised its option to purchase one of the two remaining research programs being funded by Neozyme I, created in 1990 for a purchase price of $24,000,000 in cash. As part of the purchase, the Company retained $0.6 million to fund the costs of the Neozyme I dissolution which occurred in 1994, and any future tax liabilities. This transaction was accounted for as a purchase of in-process research and development and its value charged to operations in 1993.

The Surgical Aids Partnership

         In September 1989, the Company entered into a development contract valued at approximately $37,000,000 with the Surgical Aids Partnership ("the Partnership") to perform research and development of products based on hyaluronic acid for use as surgical aids to reduce the incidence and severity of postoperative adhesions. The Company received a technology license fee of $1,500,000 in November 1989 and was reimbursed its development costs plus 10% through the first quarter of 1994 when the Partnership's funds were exhausted. The General Partner believes that additional funds will be required to complete the development, clinical testing and commercialization of the Partnership's products. Although the Company is not obligated to provide additional funding, the Purchase Option (see below) terminates unless the Company commits on an annual basis to provide funding for continuation of the research and development programs for the next twelve month period or until receipt of FDA approval of one of the Partnership's products is obtained, whichever is shortest. The Company spent approximately $6.4 million and $6.5 million on the Partnership's development programs in 1995 and 1994, respectively and has committed to fund the programs in 1996, expecting to spend approximately $7.9 million (unaudited). Included in accounts receivable as of December 31, 1994 was $199,000 due from the Partnership.

         The Company also entered into a joint venture agreement with the Partnership to manufacture and market the Partnership's products, to share in the profits, to make non-interest bearing loans for working capital deficiencies, and to make capital contributions as deemed necessary by the Partnership in connection with the business of the joint venture. The exact amounts and timing of these expenditures and contributions cannot be determined at this time.

         The Company also obtained an option (the "Purchase Option") to purchase all of the outstanding partnership interests for a payment of approximately $26,000,000 in cash, General Division Stock or a combination thereof determined at Genzyme's sole discretion, plus future royalty payments. The Purchase Option does not become exercisable until at least twenty-four months after the first commercial sale of a product of the Partnership.

         Deferred revenue from related parties at December 31 includes the following:

              (DOLLARS IN THOUSANDS)                                    1995           1994
              -----------------------------------------------------------------------------
              Neozyme II..........................................                     186
              Other...............................................        47            38
                                                                       -----          ----
                                                                       $  47          $224
                                                                       =====          ====

NOTE K  GOODWILL IMPAIRMENT AND RESTRUCTURING COSTS

         In the fourth quarter of 1993, the Company recognized an expense of $23.7 million to reduce the carrying value of intangibles to the realizable value based on revised estimates of continuing value and future benefits. The majority of the write-off, $21.9 million, related to the goodwill recorded in

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


connection with the acquisition of Genetic Design Inc. ("GDI") in June 1992. The goodwill write-off was based on an analysis of GDI's business conducted in the fourth quarter of 1993, including the loss of significant state public paternity testing contracts, which indicated that the environment for public paternity testing, GDI's primary business market, had changed significantly since the acquisition, and therefore called into question the carrying value of the acquisition-related GDI goodwill. The business review disclosed the development of a competitive environment which emphasized cost rather than service and performance, intense price competition from a major competitor, a general reduction in the ordering of identity tests due to governmental budgetary restrictions and uncertainties as to the level of federal funding of state testing activities, a cost structure at GDI which made it difficult for GDI to continue as an effective competitor in a slow-growth, cost-driven environment and the decreased likelihood of sufficient support in Congress for passage of additional social legislation which would significantly increase federal funding of state testing activities. These changed circumstances resulted in a determination to reduce the carrying value of GDI goodwill to zero at the end of 1993. The remaining $1.8 million of write-offs consisted of approximately $1.1 million of patent rights resulting from the purchase of Enzymatix Ltd. by Genzyme Ltd. (UK) and approximately $0.7 million of intangible assets resulting from the acquisition of a clinical testing laboratory by IG. Also in the fourth quarter of 1993, the Company incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its Diagnostic Services business. The expenses were related to severance of $1.2 million for an estimated 45 employees; lease costs of $0.8 million; equipment movement and disposal of $0.2 million; costs incurred to restructure the Company's paternity product line of $0.2 million and other costs of $0.4 million. All costs were cash expenditures in 1994. The restructuring plan was undertaken to consolidate lab testing services into the Company's most cost-effective testing locations, transfer virtually all accounting functions to the Company's headquarters and streamline the paternity product line at GDI.

NOTE L  COMMITMENTS AND CONTINGENCIES

         In December 1994, the Company fully settled litigation brought by Granada BioSciences, Inc., Houston, Texas, by payment of $1,980,000 in cash. The dispute arose out of a contract between Granada R&D Ventures, a predecessor of Granada BioSciences, and Integrated Genetics, prior to its merger with the Company in 1989, regarding development of recombinant fertility hormones for cows and other animals.

         From time to time the Company has been subject to legal proceedings and claims arising in connection with its business. At December 31, 1995, there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company's financial position and results of operations.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M  INCOME TAXES

         Income (loss) before income taxes and the related income tax expense (benefit) are as follows for the year ended December 31:

     (DOLLARS IN THOUSANDS)                                             1995           1994              1993
     --------------------------------------------------------------------------------------------------------
     Domestic (includes $15.2 million in charges
      for purchased research and development and
      acquisition expenses in 1995, and includes
      $11.2 million and $49 million in charges
      for purchased research and development
      in 1994 and 1993 respectively) ...........................   $40,551         $27,217           $(14,314)
     Foreign....................................................     2,748           3,567              1,760
                                                                   -------         -------           --------
           Total................................................   $43,299         $30,784           $(12,554)
                                                                   =======         =======           ========
     Currently payable:
        Federal.................................................   $11,051         $  8,565          $ 14,606
        State...................................................     4,803            3,627             5,090
        Foreign.................................................     1,367              850               913
                                                                   -------         --------          --------
           Total current........................................    17,221           13,042            20,609

     Deferred:
        Federal.................................................     4,507            1,092           (22,804)
        State...................................................       (79)             347            (4,264)
                                                                   --------        --------          --------
           Total deferred.......................................     4,428            1,439           (27,068)
                                                                   -------         --------          --------
     Provision (benefit) for income taxes.......................   $21,649          $14,481          $ (6,459)
                                                                   =======          =======          ========

         Provisions for income taxes were at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                                                     1995           1994          1993
- ------------------------------------------------------------------------------------------------------
    Tax at U.S. statutory rate..................................    35.0%           35.0%         35.0%
    Losses in foreign subsidiary and less
     than 80%-owned subsidiaries with
     no current tax benefit.....................................     1.0             2.5          23.2
    State taxes, net............................................     5.2             5.7           1.5
    Federal rate change.........................................       -               -          (1.0)
    Tax exempt interest.........................................       -               -          (3.9)
    Foreign sales corporation...................................    (2.0)           (4.3)         (1.7)
    Benefit of tax credits......................................       -            (2.9)         (1.4)
    Purchase accounting adjustments.............................       -               -           1.8
    Current year realization of tax
     benefits of purchased technology and
     purchase options...........................................       -               -          (8.8)
    Other, net..................................................     3.0            (4.1)          2.2
    Utilization of operating loss
     carryforwards..............................................    (5.2)              -          (0.5)
                                                                    -----          -----          ----
    Effective tax rate before certain
     charges - expense..........................................    37.0            31.9          46.4

    Gross charge for purchased research
     and development and purchase options
     net of related deferred tax benefits.......................    13.0            14.9         (97.8)
                                                                    ----            ----         -----

    Effective tax rate - expense (benefit)......................    50.0%           46.8%        (51.4)%
                                                                    ====           =====         =====

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         At December 31 the components of net deferred tax assets were as follows :

         (DOLLARS IN THOUSANDS)                                               1995           1994
         ----------------------------------------------------------------------------------------
         Deferred tax assets:
            Net operating loss carryforwards...........................  $ 10,216       $ 15,908
            Intangible amortization....................................    24,515         26,630
            Purchase of in-process research
             and development...........................................    15,666         15,687
            Unrealized capital losses..................................     2,561          5,587
            Other......................................................     9,609          3,977
                                                                         --------       --------
            Gross deferred tax asset...................................    62,567         67,789
            Valuation allowance........................................   (20,637)       (32,233)
                                                                         --------       --------

         Net deferred tax asset........................................    41,930         35,556

         Deferred tax liabilities:
            Depreciable assets.........................................   (10,556)        (3,011)
                                                                         ---------      ---------

         Net deferred tax asset........................................  $ 31,374       $ 32,545
                                                                         ========       ========

         At December 31, 1995 and 1994, valuation allowances of $20.6 million and $32.2 million, respectively, were recorded to offset a portion of the deferred tax assets related to the realization of net operating loss carryforwards, and deductions relating to the purchase of in-process research and development and the future disposition of certain stock purchase options. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         A total of $1.5 million of the valuation allowance relates to tax assets arising from the IG Labs acquisition. If any portion of this tax asset is ultimately realized, the remaining goodwill related to the IG Labs acquisition will be reduced accordingly.

         At December 31, 1995, the Company had U.S. net operating loss carryforwards of $26.4 million for income tax purposes. These carryforwards expire from 2000 to 2010. Utilization of tax net operating loss carryforwards may be limited under section 382 of the Internal Revenue Code of 1986.

         At December 31, 1995, the Company also had U.K. operating loss carry-forwards for income tax purposes of approximately $2.9 million which are available indefinitely to offset future taxable income in the U.K.

NOTE N  BENEFIT PLANS

         The Company has defined-benefit pension plans covering substantially all the employees of its foreign subsidiaries. Pension expense for 1995, 1994 and 1993 was $498,000, $266,000 and $206,000, respectively. Pension costs are funded as accrued. Actuarial and other disclosures regarding the plans are not presented because they are not material.

         Genzyme has a domestic employee savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees of the Company. The plan allows employees to make contributions up to a specified percentage of

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their compensation, a portion of which are matched by the Company. The Company contributed $696,000, $587,000, and $342,000 to the plan in 1995, 1994 and 1993, respectively.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O FINANCIAL INFORMATION BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS

         The Company operates in one industry, the human healthcare industry, and manufactures and markets its products in two major geographic areas, the United States and Europe. The Company's principal manufacturing facilities are located in the United Kingdom and the United States.

         The Company purchases products from its United Kingdom subsidiaries for sale to United States customers. Transfer prices from the foreign subsidiaries are intended to allow the United States parent to produce profit margins commensurate with its sales and marketing effort. The Netherlands subsidiary is the European distributor of the Company's therapeutic products. Certain information by geographic area follows (dollars in thousands):

                                                           THE
                                           UNITED        NETHER-                     ELIMI-         COMBI-
                                           STATES         LANDS         OTHER        NATION         NATION
                                          --------       --------       -----        ------         ------
    1995
    Net sales -
     unaffiliated customers.............  $252,358        $70,532      $33,933      $      -        $356,823
    Transfers between geo-
     graphic areas......................    74,697              -       23,658       (98,355)              -
                                          --------        -------      -------      --------        --------
                                           327,055         70,532       57,591       (98,355)        356,823
    Pre-tax income (loss)...............    43,911            836        1,852        (3,300)         43,299
    Net income (loss....................    23,826            540          584        (3,300)         21,650
    Assets..............................   923,867         27,703       80,287      (126,656)        905,201
    Liabilities.........................   161,338         26,652       12,004             -         199,994


    1994
    Net sales -
     unaffiliated customers.............  $224,655        $38,535      $25,465      $      -        $288,655
    Transfers between geo-
     graphic areas......................    38,590              -       12,784       (51,374)              -
                                          --------        -------      -------      --------        --------
                                           263,245         38,535       38,249       (51,374)        288,655
    Pre-tax income (loss)...............    28,544            578        3,155        (1,493)         30,784
    Net income (loss....................    14,736            417        2,643        (1,493)         16,303
    Assets..............................   637,024         16,384       69,130       (64,130)        658,408
    Liabilities.........................   212,027         15,704       11,713             -         239,444

    1993
    Net sales -
     unaffiliated customers.............  $214,822        $     -      $19,055      $      -        $233,877
    Transfers between geo-
     graphic areas......................     1,998              -       10,640       (12,638)              -
                                          --------        -------      -------      --------        --------
                                           216,820              -       29,695       (12,638)        233,877
    Pre-tax income (loss)...............   (14,772)           165        1,595           458         (12,554)
    Net income (loss)                       (7,400)           104          743           458          (6,095)
    Assets..............................   547,915            566       45,608       (52,037)        542,052
    Liabilities.........................   203,381            384        4,215             -         207,980

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Substantially all revenue from research and development contracts is earned in the United States. Entities comprising Other include the Company's operations in the United Kingdom, Belgium, Japan, Switzerland, Italy and Germany. Export sales from the United States were $20,539,000, $23,902,000 and $33,343,000 in 1995, 1994 and 1993, respectively. Export sales by the Netherlands subsidiary amounted to $66,216,000 in 1995. In 1995, 1994 and 1993, the Company marketed its Ceredase(R)/Cerezyme(TM) enzyme product directly to physicians, hospitals and treatment centers, and sold products representing approximately 14%, 17% and 18%, respectively, of net revenue to an unaffiliated distributor.

NOTE P  QUARTERLY RESULTS (UNAUDITED)

         Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended December 31, 1995, 1994 and 1993 are displayed in the following table.

                                                   1ST          2ND           3RD         4TH
                                                   QTR          QTR           QTR         QTR
                                                   ---          ---           ---         ---
1995
Net sales ...................................   $  88,189    $  93,605    $  95,919    $ 106,070
Gross profit ................................      47,683       48,433       53,185       57,690
Net income (4) ..............................       8,056        7,940       10,710       (5,056)
Income per share (1):
   Attributable to General Division:
    Primary .................................        0.43         0.46         0.53         0.08
    Fully diluted ...........................        0.40         0.43         0.49         0.07
   Attributable to TR Stock .................       (0.45)       (0.57)       (0.59)       (0.64)

1994
Net sales ...................................   $  73,282    $  75,378    $  79,180    $  83,211
Gross profit ................................      40,049       40,101       41,407       42,469
Net income (3) ..............................       9,062        8,493        9,006      (10,258)
Income per share (1):
   Attributable to General Division:
    Primary .................................        0.38         0.37         0.38         0.09
    Fully diluted ...........................        0.35         0.35         0.35         0.09
   Attributable to TR Stock .................       (0.25)       (0.34)       (0.32)       (3.56)

1993
Net sales ...................................   $  62,292    $  68,556    $  72,395    $  67,128
Gross profit ................................      32,712       35,489       35,279       31,135
Net income (loss) (2) .......................      10,889       11,577       13,522      (42,083)
Income (loss) per share
 (pro forma) (1) ............................        0.42         0.44         0.44        (0.67)


- ------------------

(1) Cumulative quarterly income per share data does not equal the annual amounts due to changes in the average common and common equivalent shares outstanding.

(2) Includes charges in the fourth quarter of $50.5 million (See Notes J and K).

(3) Includes charges in the fourth quarter of 1994 of $11.4 million (See Notes D and L) for the write down of investments and the settlement of a lawsuit and an $11.2 million charge for acquired incomplete technology. (See Note B).

(4) Includes charges in the fourth quarter of 1995 of $14.2 million for acquired incomplete technology. (See Note B).

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q  SUBSEQUENT EVENTS

         In January 1996, Genzyme made a conditional offer to acquire substantially all the assets of the Partnership for General Division Stock valued at $93.0 million.

         In January 1996, GTR acquired certain real estate in Framingham, Massachusetts for $6.8 million in cash, of which $5.7 million was allocated to buildings and $1.1 million was allocated to land based on appraised values.

         In January 1996, GTC obtained a short-term loan in the amount of $950,000 from Genzyme. The loan is due on March 31, 1996 and accrues interest at a rate of 6 1/2% per annum.

         In February 1996, the Company announced a planned redemption of its 6 3/4% Convertible Subordinated Notes. All holders elected to convert their notes into shares of General Division Stock and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. Supplementary earnings per share for the General Division which gives effect to the conversion of the notes as if such conversion took place at the beginning of each period presented, is equal to fully diluted earnings per share.

         In March 1996, an advisory panel to the U.S. Food and Drug Administration ("the FDA") recommended that Genzyme be granted approval to market one of the HA Products, Seprafilm(TM) bioresorbable membrane. The panel's recommendation will be considered by the FDA in its final review of Genzyme's premarket approval application.

         In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the Agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the 20 day period ending two days before the Conversion at GTC's option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding.

         In March 1996, the GTR utilized $8.0 million of the Company's $15.0 million available credit line with Fleet Bank.

         In March 1996, the Board voted, subject in each case to the approval of the stockholders, to adopt two amendments to the Company's 1990 Equity
Incentive Plan (the "Equity Plan"). These amendments would increase the aggregate number of shares of General Division Stock that may be subject to grants under the Equity Plan from 7,600,000 to 9,900,000 and the aggregate number of shares of TR Stock that may be subject to grants under the Equity
Plan from 2,000,000 to 3,300,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

                             GENZYME CORPORATION AND SUBSIDIARIES
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

========================================================================================================================
                       Column A        Column B                 Column C                 Column D             Column E
- ------------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                    ------------------------------
                                       Balance at   Charged to            Charged                             Balance
                                       beginning    Costs and             to Other                            at end
            Description                of period    Expenses              Accounts      Deductions            of Period
- ------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
Allowance for doubtful accounts......  $6,169,100   $5,390,000                          $3,400,100(1)         $8,159,000
Inventory Reserve....................  $1,131,000   $2,920,700                          $  969,500            $3,082,200

Year ended December 31, 1994:
Allowance for doubtful accounts......  $5,317,600   $4,330,800         $  176,800(2)    $3,656,100(1)         $6,169,100
Inventory Reserve....................  $1,321,500   $  514,000                          $  704,500            $1,131,000

Year ended December 31, 1993:
Allowance for doubtful accounts......  $7,888,900                                       $2,571,300(1)         $5,317,600
Inventory Reserve....................  $1,272,800   $2,163,800                          $2,115,100            $1,321,500

- -------------------

         (1)      Uncollectible accounts written off, net of recoveries.

         (2)      Reserve acquired in acquisition.

GENZYME GENERAL DIVISION


         REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of GENZYME CORPORATION:

                  We have audited the accompanying combined balance sheets of the Genzyme General Division (as described in Note A) as of December 31, 1995 and 1994 and the related combined statements of operations and cash flows and the combined financial statement schedule for each of the three years in the period ended December 31, 1995. The combined financial statements and financial statement schedule are the responsibility of Genzyme Corporation's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the combined financial statements of Genzyme General Division present fairly, in all material respects, the financial position of Genzyme General Division as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the combined financial statement schedule taken as a whole presents fairly, in all material respects, the information required to be included therein.

                  As more fully described in Note A to these financial statements, Genzyme General Division is a business group of Genzyme Corporation; accordingly, the combined financial statements of Genzyme General Division should be read in connection with the audited consolidated financial statements of Genzyme Corporation and Subsidiaries.





                                                     Coopers & Lybrand L.L.P.
         Boston, Massachusetts
         March 1, 1996, except as to Note R
         which is March 26, 1996

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED
(AMOUNTS IN THOUSANDS)                                                           DECEMBER 31,
- ------------------------------------------------------------------------------------------------------
                                                                   1995          1994           1993
                                                                   ----          ----           ----
Revenues:
    Net product sales........................................    $304,373       $238,645      $183,366
    Net service sales.........................................     47,230         49,686        50,511
    Revenues from research and development
     contracts:
      Related parties.........................................     26,758         20,883        29,478
      Other...................................................        202          1,513         2,332
                                                                 --------       --------      --------
                                                                  378,563        310,727       265,687
Operating costs and expenses:
    Cost of products sold.....................................    113,964         92,226        64,704
    Cost of services sold.....................................     31,137         32,116        34,558
    Selling, general and administrative.......................    102,167         84,767        78,015
    Research and development (including research
     and development related to contracts.....................     57,907         51,696        45,526
    Purchase of in-process research and
     development..............................................     14,216              -        24,000
    Goodwill impairment and restructuring costs...............          -              -        26,517
                                                                 --------       --------      --------

                                                                  319,391        260,805       273,320
                                                                 --------       --------      --------

Operating income (loss........................................     59,172         49,922        (7,633)

Other income and (expenses):
    Minority interest in net loss of subsidiaries.............      1,608          1,659         9,892
    Equity in net loss of unconsolidated subsidiary...........     (1,810)        (1,353)            -
    Charge for impaired investments...........................          -         (9,431)         (700)
    Settlement of lawsuit.....................................          -         (1,980)            -
    Investment income.........................................      7,428          9,072        12,209
    Interest expense..........................................     (1,069)        (1,354)       (2,500)
                                                                 --------       --------      --------
                                                                    6,157         (3,387)       18,901
                                                                 --------       ---------     --------

Income before income taxes....................................     65,329         46,535        11,268
Provision for income taxes....................................    (30,506)       (16,341)       (2,812)
                                                                 ---------      --------      --------

Net income....................................................     34,823         30,194         8,456

Tax benefit allocated from
 Tissue Repair Division.......................................      8,857          1,860         9,564
                                                                  --------      --------      --------

Net income attributable to Genzyme
 General Division Stock.......................................    $ 43,680      $ 32,054      $ 18,020
                                                                  ========      ========      ========



     The accompanying notes are an integral part of these combined financial statements.

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF OPERATIONS (CONTINUED)

                                                      FOR THE YEARS ENDED
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)             DECEMBER 31,
- ---------------------------------------------------------------------------------
                                                1995          1994         1993
                                              --------      --------      -------
Net income attributable to Genzyme
 General Division Stock ................      $ 43,680      $ 32,054      $18,020
                                              ========      ========      =======

Income per General Division Common and
  common equivalent share:
    Net income .........................      $   1.45      $   1.22      $  0.69
                                              ========      ========      =======

    Weighted average shares outstanding         30,092        26,169       26,250
                                              ========      ========      =======

Income per General Division Common Share
 assuming full dilution:
    Net income .........................      $   1.31      $   1.14      $  0.69
                                              ========      ========      =======

    Weighted average shares outstanding         33,311        28,159       26,250
                                              ========      ========      =======



     The accompanying notes are an integral part of these combined financial statements.

GENZYME GENERAL DIVISION
COMBINED BALANCE SHEETS


(AMOUNTS IN THOUSANDS)                                                       DECEMBER 31,
- ----------------------------------------------------------------------------------------------
                                                                          1995          1994
                                                                        --------      --------
                                     ASSETS
Current Assets:
   Cash and cash equivalents .....................................      $103,631      $ 46,549
   Short-term investments ........................................       105,471         7,155
   Accounts receivable, less allowance of $7,833 in 1995
    and $5,992 in 1994 ...........................................        87,121        76,641
   Inventories ...................................................        52,281        36,764
   Prepaid expenses and other current assets .....................        12,345        10,790
   Due from Tissue Repair Division ...............................         2,034           171
   Deferred tax assets - current .................................         7,729         4,072
                                                                        --------      --------
     Total current assets ........................................       370,612       182,142

Property, plant and equipment, net ...............................       327,461       295,346

Other Assets:
   Long-term investments .........................................        69,561        74,948
   Note receivable - related party ...............................           262         3,572
   Intangibles, net of accumulated amortization of $17,340 in 1995
    and $12,633 in 1994 ..........................................        29,934        29,303
   Deferred tax assets - noncurrent ..............................        23,645        28,473
   Other noncurrent assets .......................................        33,111        16,360
                                                                        --------      --------
                                                                         156,513       152,656
                                                                        --------      --------
                                                                        $854,586      $630,144
                                                                        ========      ========

                         LIABILITIES AND DIVISION EQUITY

Current Liabilities:
   Accounts payable ..............................................      $ 19,548      $ 20,859
   Accrued expenses ..............................................        38,069        27,766
   Income taxes payable ..........................................         1,316         6,523
   Deferred revenue - related parties ............................            47           224
   Deferred revenue - unaffiliated entities ......................         1,320         2,380
   Current portion of long-term debt and capital lease obligations         2,276        41,076
                                                                        --------      --------
     Total current liabilities ...................................        62,576        98,828

Noncurrent Liabilities:
   Long-term debt and capital lease obligations ..................       124,473       126,555
   Other noncurrent liabilities ..................................         8,256         6,800
                                                                        --------      --------
                                                                         132,729       133,355

Minority interest in subsidiaries ................................          --           2,310

Commitments and Contingencies (Notes D, F, J, M and R) .............          --            --

Division equity (Note C) .........................................       659,281       395,651
                                                                        --------      --------
                                                                        $854,586      $630,144
                                                                        ========      ========

     The accompanying notes are an integral part of these combined financial statements.

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF CASH FLOWS


(AMOUNTS IN THOUSANDS)                                             FOR THE YEARS ENDED DECEMBER 31,
- -------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                            1995            1994            1993
                                                              ---------       ---------       ---------
    Net income .........................................      $  34,823       $  30,194       $   8,456
    Reconciliation of net income to net
     cash provided by operating activities:
       Depreciation and amortization ...................         22,010          18,200          16,821
       Write-off of impaired goodwill ..................           --              --            23,690
       Gain (loss) on sale of investments ..............            110          (1,430)         (1,647)
       Loss on disposal of fixed assets ................            743            --              --
       Non-cash compensation expense ...................            131            --              --
       Write-off of impaired equity investments ........           --             9,431            --
       Accrued interest/amortization on bonds ..........           (279)         (2,072)           --
       Provision for bad debts .........................          5,184           4,331            --
       Purchase of in-process research
        and development for stock ......................         14,216            --              --
       Deferred income taxes ...........................          4,428           1,439         (17,373)
       Minority interest in net loss of subsidiaries ...         (1,608)         (1,659)         (9,892)
       Equity in net loss of unconsolidated subsidiary .          1,810           1,353            --
       Other ...........................................          1,458             386            --
       Increase (decrease) in cash from working capital:
          Accounts receivable ..........................        (14,486)        (14,712)        (10,917)
          Inventories ..................................        (15,221)        (10,858)         (2,322)
          Prepaid expenses and other current assets ....         (1,778)         (1,958)           (695)
          Accounts payable, accrued expenses
           and deferred revenue ........................         14,423           2,976          18,202
          Due from Genzyme Tissue Repair Division ......         (1,863)           --              --
                                                              ---------       ---------       ---------
          Net cash provided by operating activities ....         64,101          35,621          24,323

INVESTING ACTIVITIES:
    Purchases of investments ...........................       (125,835)       (210,274)       (122,723)
    Purchases of restricted investments ................         (4,418)        (10,000)        (10,000)
    Sales and maturities of investments ................         39,064         265,851         177,043
    Property, plant and equipment ......................        (48,694)       (101,707)       (118,436)
    Cash paid as part of IG acquisition ................           (322)           (222)         (9,541)
    Additional investment in unconsolidated subsidiary .         (4,428)         (1,465)           --
    Other noncurrent assets ............................         (1,172)         (3,221)           (504)
                                                              ---------       ---------       ---------
          Net cash used by investing activities ........       (145,805)        (61,038)        (84,161)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .............        179,623          45,040            --
    Proceeds from issuance of TR Stock .................           --               872            --
    Proceeds from issuance of common stock
     by subsidiary .....................................          1,107             319            --
    Issuance of debt ...................................           --            21,819          39,360
    Payments of debt and capital lease obligations .....        (41,163)         (4,793)           (979)
    Net cash (to) from Genzyme .........................           --           (13,993)         (4,408)
                                                              ---------       ---------       ---------
          Net cash provided by financing activities ....        139,567          49,264          33,973

Effect of exchange rate changes on cash ................           (781)           (273)           (135)
                                                              ---------       ---------       ---------
Increase (decrease) in cash and cash
 equivalents ...........................................         57,082          23,574         (26,000)
Cash and cash equivalents, beginning of period .........         46,549          22,975          48,975
                                                              ---------       ---------       ---------
Cash and cash equivalents, end of period ...............      $ 103,631       $  46,549       $  22,975
                                                              =========       =========       =========

     The accompanying notes are an integral part of these combined financial statements.

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF CASH FLOWS - (CONTINUED)

(AMOUNTS IN THOUSANDS)                                                   FOR THE YEARS ENDED DECEMBER 31,
- ---------------------------------------------------------------------------------------------------------
                                                                         1995         1994         1993
                                                                         -----      -------      -------
Supplemental cash flow information:
   Cash paid during the year for:
      Interest ...................................................     $ 9,944      $ 9,634      $ 7,333
      Income taxes ...............................................      19,581       13,506       16,066

Supplemental disclosures of non-cash transactions:
   Settlement of note receivable -- Note H
   Acquisition liability -- Note D
   Allocation of tax benefit -- Note B

     The accompanying notes are an integral part of these combined financial statements.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: Genzyme General Division (the "General Division"), a division of Genzyme Corporation (the "Company" or "Genzyme"), is a diversified human health care business with product development, manufacturing and marketing capabilities in therapeutic and diagnostic products, pharmaceuticals, and diagnostic services.

         Basis of Presentation: The approval effective December 16, 1994 (the "Effective Date") by the stockholders of Genzyme of the Genzyme Stock Proposal as described in Genzyme's Prospectus/Proxy Statement dated November 10, 1994 resulted in the redesignation of Genzyme's common stock. The outstanding shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a share-for-share basis and a second class of common stock, designated as Tissue Repair Division Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's common stock held by stockholders of record on October 14, 1994. General Division Stock and TR Stock provide stockholders with separate securities which are intended to reflect the performance of the General Division and Tissue Repair Division ("GTR"), respectively, and the allocation of tax benefits between the divisions pursuant to the management and accounting policies adopted by the Board of Directors (the "Board") of Genzyme Corporation.

         Dividends to the holders of General Division Stock will be limited to the lesser of funds of Genzyme legally available for the payment of dividends and the Available Tissue Repair Dividend Amount, as defined in Genzyme's Articles of Organization, as amended. Although there is no requirement to do so, the Board would declare and pay dividends on General Division Stock, if any, based primarily on the earnings, financial condition, cash flow and business requirements of the General Division. There is currently no intention of paying dividends.

         Genzyme, subject to certain conditions, has the right to exchange each outstanding share of TR Stock for any combination of cash and/or shares of General Division Stock at a 30% premium over Fair Market Value. In addition, following a disposition of all or substantially all assets of GTR, the shares of TR Stock are subject to mandatory exchange by Genzyme for cash and/or shares of General Division Stock at a 30% premium over Fair Market Value as determined by the trading prices during a specified period prior to public announcement of the disposition. Shares of General Division Stock are not subject to either optional or mandatory exchange.

         On all matters as to which common stockholders generally are entitled to vote, holders of General Division Stock are entitled to one vote per share and holders of TR Stock are entitled to .29 votes per share from the Effective Date through December 31, 1996. On January 1, 1997 and on each January 1 every two years thereafter, the number of votes to which the holder of each share of TR Stock shall be entitled shall be adjusted and fixed for two-periods to equal the quotient (expressed as a decimal rounded to the nearest two decimal places) obtained by dividing the fair market value of one share of TR Stock by the fair market value of one share of General Division Stock as of such date. If no shares of General Division Stock are outstanding on such date, or if shares of TR Stock are entitled to vote separately as a class, each share of TR Stock shall have one vote. Holders of each class vote together as a single class. Except in limited circumstances provided under Massachusetts law and in Genzyme's Articles of Organization, as amended, and in the management and accounting policies adopted by the Board, holders of each class of common stock will have no rights to vote on matters as a separate class. Separate meetings of the holders of each class of common stock will not be held. If, when a stockholder vote is taken on any matter as to which a separate vote by either class is not required and the holders of either class of common stock would have more than the number of votes required to approve any such matter, the holders of that class will control the outcome of the vote on that matter.

         The combined financial statements of the General Division include the financial position and results of operations and cash flows of all businesses of Genzyme except those of GTR. The General Division's financial statements are prepared using amounts included in Genzyme's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be reasonable (see Note B).

         Genzyme provides holders of General Division Stock separate financial statements, management's discussion and analysis, descriptions of businesses and other relevant information for the General Division in addition to consolidated financial information of Genzyme. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the General Division and GTR for the purposes of preparing their respective historical and future financial statements, this attribution and the change in the capital structure of Genzyme as a result of the approval of the Genzyme Stock Proposal does not affect legal title to the assets or responsibility for the liabilities of Genzyme or any of its subsidiaries. Holders of General Division Stock are shareholders of Genzyme, which continue to be responsible for all of its liabilities. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions. Accordingly, Genzyme's consolidated financial statements should be read in connection with the General Division's financial statements.

         Except as stated in the amended articles, the accounting policies applicable to the preparation of the financial statements of the General Division may be modified or rescinded at the sole discretion of the Board without the approval of the shareholders, although there is no intention to do so.

         Principles of Combination: The combined financial statements include the accounts of the General Division and its wholly-owned subsidiaries. Investments in companies and joint ventures in which the General Division has a substantial ownership interest of approximately twenty-percent to fifty-percent, or in which the General Division participates in policy decisions are accounted for using the equity method. Accordingly, the General Division's share of the earnings of these entities is included in combined net income. Investments of less than 20% are reported at fair value. All significant intercompany items and transactions have been eliminated in combination. Certain items in the combined financial statements for the periods prior to December 31, 1994 have been reclassified to conform with the current year's presentation.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates market.

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


         Investments: Short-term investments include all investments with remaining maturities of twelve months or less. Long-term investments include all investments with remaining maturities greater than twelve months. The General Division classifies its equity investments as available-for-sale and its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. Equity investments are included in "Other noncurrent assets" on the combined balance sheet (See Note F - Investments). As of December 31, 1995, the General Division classified all investments in debt securities as available-for-sale.

         These investments are reported at fair value as of the balance sheet date with unrealized holding gains and losses (the adjustment to fair value) included in Division equity. If the adjustment to fair value reflects a decline in the value of the investment, management considers all available evidence to evaluate the extent to which the decline is "other than temporary" based on factors including (but not limited to) (i) the length of time and extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer; and (iii) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

         Fair Value of Financial Instruments: The fair value of investments is obtained from market quotations and is disclosed in Note F. The fair value of the General Division's subordinated debentures is obtained from a market maker in the debentures and is disclosed in Note J. The fair value of foreign currency forward contracts is based on forward rates in effect at December 31, 1995 and is disclosed below (see -- Hedging).

         Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provision for depreciation is generally computed using the straight-line method over the estimated useful lives of the assets (three to ten years for plant and equipment, five to seven years for furniture and fixtures, and twenty to forty years for buildings). Certain manufacturing equipment (with a net book value of $34.1 million at December 31, 1995) is depreciated over its remaining useful life using the units-of-production method. The remaining life and recoverability of such equipment is evaluated periodically based on the appropriate facts and circumstances. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. For products expected to be commercialized, the General Division capitalizes, to construction in-progress, the costs of manufacturing process validation and optimization incurred beginning when the product is deemed to have demonstrated technological feasibility and ending when the asset is substantially complete and is ready for its intended use. Qualified costs include direct labor and material, and incremental fixed overhead to the extent incurred. These costs are depreciated using the units of production method.

         Issuance of Stock by a Subsidiary: Gains on the issuance of stock by a subsidiary are included in net income unless the subsidiary is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration. In those situations the General Division accounts for the change in its proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary as an equity

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


transaction.

         Intangibles: Intangible assets consist primarily of goodwill which is amortized on a straight-line basis over seven to eleven years. The remaining intangibles, including customer lists, patents and a covenant not to compete are being amortized on a straight-line basis over five to eleven years. Management's policy is to evaluate the recoverability and useful lives of its intangible assets when the facts and circumstances suggest that these assets may be impaired or their useful lives may have changed. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis. The test of such recoverability is a comparison of the asset to expected cumulative (undiscounted) operating income of the acquired entity over the remaining life of the asset. If the book value of the intangible asset exceeds undiscounted cumulative operating income, the write-down is computed as the excess of the asset over the present value of operating income discounted at the General Division's weighted average cost of capital over the remaining amortization period. (See Note M - Goodwill Impairment and Restructuring Costs)

         Revenue Recognition: Revenues from product sales are recognized when goods are shipped and are net of third party contractual allowances, as applicable. Revenues from service sales are recognized when the service procedures have been completed. Revenues from research and development contracts are recognized over applicable contractual periods as specified by each contract.

         Translation of Foreign Currencies: The financial statements of the General Division's foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency for all General Division foreign subsidiaries is considered to be the functional currency for each entity and accordingly, translation adjustments for these subsidiaries are charged or credited to Division equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a charge or credit to Division equity. Transaction gains and losses are recorded in income and totaled $(840,000), $(41,000), and $(322,000) for the years ended December 31, 1995,
1994 and 1993, respectively.

         Hedging: The General Division enters into forward contracts to reduce foreign currency exchange risk. Such contracts are revalued using current exchange rates at the balance sheet date. Gains and losses on forward contracts intended to hedge identifiable foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction. All other gains and losses on revaluation of forward contracts are included in net income. At December 31, 1995, the General Division had forward exchange contracts valued at $1,209,000. Related gains and losses were not material to the financial statements.

         Research and Development: Research and development costs are expensed in the period incurred. Costs of purchased technology which management believes has not demonstrated technological feasibility and for which there is no alternative future use are charged to expense in the period of purchase.

         Income Taxes: The General Division uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The General Division has not provided for possible U.S. taxes on

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. At December 31, 1995, such undistributed foreign earnings were approximately $1,731,000.

         Net Income Per Share: The method of calculating income per share for General Division Stock reflects the terms of the Articles of Organization, as amended, which provide that dividends may be declared and paid only out of the lesser of funds of Genzyme legally available therefore and each division's Available Dividend Amount, as defined. For the purpose of computing net income per common share of General Division Stock for periods prior to December 12, 1994, the number of shares and share equivalents of General Division Stock prior to the Effective Date are assumed to be the same as the total number of shares and share equivalents of Genzyme common stock. The General Division computes income per share by dividing the income attributable to General Division Stock by the weighted average number of shares of General Division Stock and dilutive common stock equivalents and other potentially dilutive securities outstanding during the applicable period. Income attributable to General Division Stock equals the General Division's net income or loss for the relevant period determined in accordance with generally accepted accounting principles in effect at such time, adjusted by the amount of tax benefits allocated to or from the General Division pursuant to the accounting policies adopted by the Board. The accounting policies provide that, as of the end of any fiscal quarter of Genzyme, any projected annual tax benefit attributable to any division that cannot be utilized by such division to offset or reduce its current or deferred income tax expense may be allocated to the other division without any compensating payment or allocation.

         Income per share assuming full dilution is determined by dividing net income plus subordinated debenture interest (net of capitalized amounts) by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and warrants and for subordinated debentures assumed converted to common stock.

         Net income attributable to General Division Stock and net income per share for the years ended December 31, 1994 and 1993, give effect to the provisions of the accounting policies adopted by the Board in connection with the creation of the General Division and, accordingly, are pro forma presentations.

         Accounting for Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), will require the Company to either elect expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair value-based financial accounting to recognize compensation expense for employee stock compensation plans. SFAS 123 must be adopted in the Company's fiscal 1996 financial statements with comparable disclosures for the prior year. The Company has determined that it will elect the disclosure-only alternative permitted under SFAS 123. The Company will be required to disclose pro forma net income and pro forma earnings per share in the footnotes using the fair value based method beginning in fiscal 1996 with comparable disclosures for fiscal 1995. The Company has not determined the impact of these pro forma adjustments to its net income or earnings per share.

         Financial Instruments: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, current and non-current investments. The Company generally invests its cash investments in investments-grade securities.

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


         Uncertainties: The Company is subject to risks common to companies in the Biotechnology industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

NOTE B  RELATED PARTY TRANSACTIONS

         The following policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without approval of the shareholders of Genzyme, although the Board has no present intention to do so. Genzyme allocated certain corporate general and administrative expenses, research and development expense and income taxes in accordance with the policies described below.

         Financial Matters: As a matter of policy, the Company manages the financial activities of the General Division and GTR on a centralized basis. These financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt and the issuance and repurchase of common stock. In preparing these financial statements for each of the three years in the period ended December 31, 1995, transactions primarily related to investments, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the General Division based upon its cash flows for the periods presented after giving consideration to the debt and equity structure of the Company. At December 31, 1995, the Company attributed all of its short-term and long-term debt to the General Division based upon the specific purpose for which the debt was incurred and the cash flow requirements of the General Division. All of the Company's interest costs have been allocated to the General Division (see Note
J). The Company believes this method of allocation to be equitable and a reasonable estimate of such costs as if the General Division operated on a stand-alone basis.

         To the extent borrowings are deemed to occur between the General Division and GTR, intercompany accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by The First National Bank of Boston from time to time. To date no such borrowings have occurred; however, at December 31, 1995 GTR owed the General Division $2.0 million for services rendered in the normal course of business.

                  Shared Services: Genzyme's corporate general and administrative functions and certain sales and marketing efforts related to foreign market penetration are performed by the General Division. General, administrative, sales and marketing expenses have been allocated to GTR based upon utilization of such services as if the General Division and GTR operated on a stand-alone basis. Management believes that such allocation is a reasonable estimate of such expenses. These allocations for the years ended December 31, 1995, 1994 and 1993 were $4,355,000, $833,000 and $701,000, respectively. In addition, costs incurred by the General Division related to research and development for GTR products are charged to GTR. These charges for the years ended December 31, 1995, 1994 and 1993 were $4,730,000 $3,331,000 and
$2,805,000, respectively.

         Income Taxes: The General Division is included in the consolidated U.S. federal income tax return filed by Genzyme. Genzyme allocates current and deferred taxes to its divisions by determining the tax provision of each division, in accordance with generally accepted accounting principles, as if it were a separate taxpayer. Accordingly, the realizability of deferred tax assets

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


is assessed at the Division level. The sum of the tax provisions calculated for individual divisions of Genzyme may not equal the consolidated tax provision under this approach. The treatment of the allocation of a division's projected tax benefit for purposes of income per share computation is discussed in Note A.

         Inter-Division Asset Transfers. The Board may at any time and from time to time reallocate any program, product or other asset from one Division to any other Division. All such reallocations will be done at fair market value, determined by the Board, taking into account, in the case of a program under development, the commercial potential of the program, the phase of clinical development of the program, the expenses associated with realizing any income from the program, the likelihood and timing of any such realization and other matters that the Board and its financial advisors deem relevant. The consideration for such reallocation may be paid by one Division to another in cash or, in lieu of cash or other consideration, the Board may elect to account for a reallocation of assets from GTR to the General Division as an increase in the General Designated Shares and a reallocation of assets from the General Division to GTR as either an increase in the TR Designated Shares or a reduction in the General Designated Shares, if any, except that a reallocation of assets from GTR to the General Division may not be accounted for as an increase in General Designated Shares without a class vote of the holders of TR Stock.

NOTE C  DIVISION EQUITY

         The following analyzes the Division equity of the General Division for the periods presented:

(DOLLARS IN THOUSANDS)                                1995           1994            1993
- -------------------------------------------------------------------------------------------
Balance at beginning of period ..............      $ 395,651      $ 324,391       $ 322,390
Net income ..................................         34,823         30,194           8,456
Allocation of tax benefits
 generated by Tissue Repair Division.........          8,857         11,423            --
Exercise of options..........................         27,921          1,190            --
Shares issued in connection with
 Employee Stock Purchase Plan................          4,161          2,992            --
Exercise of warrants.........................          6,264         41,730            --
Shares issued in public offering ............        141,276           --              --
Acquisition of publicly held minority
 share of IG.................................         22,460           --              --
Shares issued in connection with GTC's
  acquisition of BDL.........................          1,360           --              --
Tax benefit of disqualified
  dispositions...............................          5,500          2,224            --
Compensation expense ........................            131           --              --
Foreign currency translation.................          1,325          2,861          (1,064)
Unrealized gain/(loss) on investments........          9,552         (7,480)           --
Net cash (to) from Genzyme ..................           --          (13,874)         (5,391)
                                                   ---------      ---------       ---------
                                                   $ 659,281      $ 395,651       $ 324,391
                                                   =========      =========       =========

         In October 1995, Genzyme sold 2,875,000 shares of General Division Common Stock to the public for $51.25 per share for net proceeds of $141.5 million.

         Included in Division Equity is the cumulative foreign currency translation adjustments of $(3,590,000) and $(4,915,000) at December 31, 1995, and 1994 respectively.

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


         Immediately prior to the Effective Date, as defined in Note A, approximately 15,791,000 shares of Genzyme common stock were reserved for issuance under the Company's 1990 Equity Incentive Plan, 1988 Director Stock Option Plan, 1990 Employee Stock Purchase Plan, and upon the exercise of outstanding warrants (the "Warrants"), and the conversion of the 6 3/4% Convertible Subordinated Notes Due 2001 (the "Notes").

         Pursuant to antidilution provisions in the agreements covering the options, Genzyme has adjusted each option outstanding on the Effective Date to provide for separation of the option into an option exercisable for General Division Stock and an option exercisable for the number of shares of TR Stock that the holder would have received if the holder had exercised the option immediately prior to the Effective Date.

         The Warrants provide that the holder of the Warrant is entitled to receive the number of shares of General Division Stock and TR Stock upon exercise of the Warrant that the holder would have received if the holder had exercised the Warrant immediately prior to the Effective Date.

         Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after the Effective Date will receive, in addition to the shares of General Division Stock into which the Note is convertible, the same number of shares of TR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date.

         At December 31, 1995, approximately 11,185,804 shares of General Division Stock were reserved for issuance under the 1990 Equity Incentive Plan as amended, the 1988 Director Stock Option Plan as amended, the 1990 Employee Stock Purchase Plan as amended, and upon the exercise of outstanding warrants, and the conversion of the Notes.

         Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The Board of Directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.

         Stock Options. Pursuant to the Company's 1990 Equity Incentive Plan as amended (the "Plan"), options may be granted to purchase an aggregate of 7,600,000 shares of General Division Stock and 2,000,000 shares of TR Stock. The Plan allows the granting of incentive stock options and nonstatutory stock options at not less than fair market value at date of grant, and stock appreciation rights, performance shares, restricted stock and stock units to employees and consultants of the Company, each with a maximum term of ten years. In addition, the Company has a 1988 Director Stock Option Plan, as amended, pursuant to which nonstatutory stock options up to a maximum of 100,000 shares and 70,000 shares, respectively, of General Division Stock and TR Stock, at a rate of 1,600 shares and 400 shares, respectively, for each year of service are automatically granted at fair market value to members of the Board of Directors of the Company upon their election or reelection as Directors. All options expire ten years after the initial grant date.

                  Stock option activity is summarized below:

                                                                   SHARES

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


                                                                UNDER OPTION            OPTION PRICE
                                                                ------------            ------------
       GENZYME CORPORATION COMMON STOCK

         Outstanding at December 31, 1992.....................     2,929,067           3.00 -  72.04
           Granted............................................     1,332,240          26.25 -  45.00
           Exercised..........................................      (254,171)          4.00 -  37.25
           Forfeited and canceled.............................      (161,782)          7.75 -  72.04
                                                                  ----------

         Outstanding at December 31, 1993.....................     3,845,354           3.00 -  66.16
           Granted............................................     1,619,364          22.63 -  42.00
           Exercised..........................................       (66,378)          3.00 -  35.25
           Forfeited and canceled.............................      (211,763)          8.25 -  66.16
           Converted at Effective Date........................    (5,186,577)          5.89 -  65.49
                                                                  ----------
         Outstanding at December 31, 1994.....................             -
                                                                  ==========

       GENERAL DIVISION STOCK

           Converted at Effective Date........................     5,186,577         $ 5.89 - $65.49
           Granted............................................        66,674          27.25 -  32.50
           Exercised..........................................        (1,250)          6.02 -  19.38
           Forfeited and canceled.............................       (11,151)         30.13 -  49.00
                                                                  -----------

         Outstanding at December 31, 1994.....................     5,240,850           5.89 -  65.49
           Granted                                                 2,070,751           5.89 -  67.63
           Exercised                                              (1,003,827)          5.89 -  60.14
           Forfeited and canceled                                   (221,441)          5.89 -  66.63
                                                                  ----------
         Outstanding at December 31, 1995.....................     6,086,333           7.57 -  67.63
                                                                  ==========


         At December 31, 1995 and 1994, 2,559,198 and 2,336,498 of the
outstanding options were exercisable resulting in aggregate exercise proceeds of approximately $78,867,000 and $63,343,000, respectively.

         The total exercise proceeds for all options outstanding at December 31, 1995 is approximately $216,568,000. Information regarding the range of option prices is as follows:

                             SHARES
                         UNDER OPTION                OPTION PRICE
                         ------------                ------------
                             641,247                 $ 7.57 - $18.93
                           1,381,472                  19.38 -  29.88
                             765,926                  30.00 -  32.13
                             785,815                  32.24 -  38.84
                             704,394                           38.88
                             726,683                  39.00 -  48.75
                           1,080,796                  49.00 -  67.63
                           ---------
                           6,086,333
                           =========

         Employee Stock Purchase Plan. The Company's 1990 Employee Stock Purchase Plan allows full-time employees, as defined in this plan, to purchase the Company's stock at 85% of fair market value. Under this plan, 750,000 shares of the General Division Stock are authorized of which 142,934, 129,938 and 85,929 shares were issued in 1995, 1994 and 1993, respectively.

         Stock Rights. In 1989, the Company's Board issued a dividend of one preferred stock purchase right (a "Common Stock Right") on each share of Common Stock. At the Effective Date, the Rights Agreement under which the rights were issued was amended and restated to reflect the change in the capital structure

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


of the Company and the Board declared a distribution to holders of TR Stock of a right (a "TR Stock Right") on each outstanding share of TR Stock. The Restated Rights Agreement provides that each General Division Stock Right, which replaced the Common Stock Right, and each TR Stock Right, when it becomes exercisable, will entitle the holder to purchase from the Company (i) in the case of a General Division Stock Right, one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $52, subject to adjustment, and (ii) in the case of a TR Stock Right, one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $25, subject to adjustment. The rights expire on March 28, 1999.

         Stock Warrants. The Company has issued warrants which, when exercised, grant the holders one share of General Division Stock and .135 shares of TR Stock. These warrants were granted in exchange for the receipt of options to purchase the partnership interests of Genzyme Development Partners, L.P. (the "Surgical Aids Partnership") the callable common stock of Neozyme II Corporation ("Neozyme II"), and in connection with Genzyme's purchase of the publicly-held shares of IG Laboratories, Inc.("IG") in exchange for IG warrants. All proceeds from the exercise of these warrants will be allocated to the General Division (see "TR Designated Shares"). The outstanding warrants were issued under the following terms:

                                                                   EXERCISE
ISSUE                                              NUMBER OF          PRICE
DATE      ISSUED TO                                WARRANTS       PER SHARE       EXERCISE PERIOD
- ----      ---------                                --------       ---------       ---------------
1989     Surgical Aids Partnership,
          the sales agent and its
          affiliates                               1,205,416           $16.01     November 1, 1991 to
                                                      50,285            16.03      October 31, 1996
                                                     666,399            22.91

1992     Investors in Neozyme II:
           Series N                                2,415,000           $38.25     Through December 31, 1996
           Callable                                2,415,000        See below     January 1, 1997 to
                                                                                   December 31, 1998 unless
                                                                                   otherwise terminated
1995     Dr. Richard Warren                            6,005           $42.67     Through September 30, 2000

         The warrants issued to the Surgical Aids Partnership were issued in consideration for the granting to Genzyme of an exclusive right to purchase all of the outstanding partnership interests of the Surgical Aids Partnership.

         The warrants issued to investors of Neozyme II were granted in consideration of the option to purchase the callable common stock of Neozyme II and had an appraised fair value of $16,905,000. The Callable Warrants automatically terminate upon the General Division's exercise of its option to purchase all of the callable common stock of Neozyme II. These warrants have an exercise price equal to the sum of the average of the closing sale prices of one share of General Division Stock and .135 share of TR Stock for the 20 trading days immediately preceding the exercise thereof.

         Warrant activity is summarized below:

                                                                WARRANTS            WARRANT PRICE
                                                                --------            -------------
        Outstanding at December 31, 1992.....................    8,283,246          16.01 -  41.31
            Exercised........................................     (123,180)         16.01 -  23.86
            Expired..........................................       (4,062)         38.79 -  41.31
                                                                ----------

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


   Outstanding at December 31, 1993       8,156,004       16.01 - 38.25
       Exercised .....................   (2,197,774)      16.01 - 22.91
       Expired .......................      (23,849)      16.01 - 22.91
                                         ----------

   Outstanding at December 31, 1994       5,934,381       16.01 - 38.25
       Granted .......................        6,005               42.67
       Exercised .....................     (343,145)      16.01 - 38.25
                                         ----------
   Outstanding at December 31, 1995 ..    5,597,241       16.01 - 42.67
                                         ==========

         TR Designated Shares. Pursuant to Genzyme's Articles of Organization, as amended, TR Designated Shares are authorized shares of TR Stock which are not issued and outstanding, but which the Board may from time to time issue, sell or otherwise distribute without allocating the proceeds or other benefits of such issuance, sale or distribution to GTR. At the Effective Date, 5,000,000 TR Designated Shares were established. As a result of the distribution of approximately 3,300,000 shares of TR Stock to holders of General Division Stock, the number of TR Designated Shares were reduced by a corresponding amount. The remaining 1,700,000 TR Designated Shares were reserved for issuance upon the exercise of Genzyme stock options and warrants and the conversion of Genzyme's convertible notes which were outstanding on the Effective Date. TR Designated Share activity is summarized below:

                                                                         TR DESIGNATED
                                                                            SHARES
                                                                            ------
        Established at Effective Date..................................    5,000,000
        Stock dividend to holders of
         Genzyme Common Stock..........................................   (3,356,713)
        Stock options exercised........................................         (168)
        Stock warrants exercised.......................................     (233,412)
                                                                          ----------
           Balance at December 31, 1994................................    1,409,707

        Stock options exercised........................................      (72,942)
        Stock warrants exercised.......................................      (46,244)
        ESPP shares issued                                                    (3,613)
                                                                          ----------
           Outstanding at December 31, 1995............................    1,286,908
                                                                          ==========


         The number of TR Designated Shares will be decreased by the number of shares of TR Stock issued by Genzyme, the proceeds of which are allocated to the General Division; the number of shares of TR Stock issued as a dividend to holders of General Division stock; and the number of shares of TR Stock issued upon the conversion of convertible securities, including the Notes, attributed to the General Division. In addition, the number of TR Designated Shares can be increased as a result of certain inter-division transactions. The remaining TR Designated Shares are reserved for issuance upon the exercise of the Notes, the aforementioned warrants and the stock options which resulted from the conversion of Genzyme options into TR Stock and General Division Stock options (See Note
M).

NOTE D  ACQUISITIONS

         In April 1993, the General Division acquired Virotech System-Diagnostika, GmbH in Germany, for approximately $10,200,000, of which approximately $8,100,000 was recorded as goodwill. In May 1993 Genzyme srl, a wholly-owned subsidiary of the General Division located in Italy, acquired certain assets of Omnia Res srl for approximately $700,000, of which approximately $100,000 was recorded as goodwill. These acquisitions were accounted for as purchases.

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


Accordingly, the associated net assets and operations have been included in the General Division's financial statements since the acquisition dates. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisitions is not material.

         In July 1994, the General Division paid approximately $6,100,000 for newly-issued shares of common stock representing 51% of the outstanding common stock of Sygena A.G. ("Sygena"), a Swiss manufacturer of high performance chemicals used in the development of pharmaceuticals. Based on certain put and call options in the Acquisition Agreement, which effectively ensure the purchase by the General Division of the remaining outstanding shares during the period from July 1, 1996 through June 30, 1999, the General Division accounted for the acquisition as a purchase of all of the outstanding shares of Sygena, and recorded a deferred liability at a present value of approximately 8,600,000 Swiss francs for the purchase of the remaining shares. The excess purchase price over the net assets acquired was approximately 5,399,600 Swiss francs (approximately $4,000,000) and was recorded as goodwill. The net assets and operations of Sygena have been included in the General Division's financial statements from the date of acquisition. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

         On December 15, 1994, the General Division acquired BioSurface Technology, Inc. ("BioSurface") by issuing .575 of one share of TR Stock for each share of BioSurface common stock. In the aggregate, 5,000,000 shares of TR Stock, valued at $25,312,500, were issued representing 50% of the initial equity interest in GTR. The acquisition was accounted for as a purchase. Accordingly, the associated net assets and operations of BioSurface have been included in the General Division's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $11,215,000, was allocated to in-process research and development and charged to operations. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

         The following summary, prepared on a pro forma basis, presents the consolidated results of operations as if BioSurface had been acquired at the beginning of the periods presented. This pro forma summary does not necessarily reflect the results of operations as they would have been if Genzyme and BioSurface constituted a single entity during the periods presented and is not necessarily indicative of results which may be obtained in the future.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                               1994                    1993
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            (UNAUDITED)          (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------
Revenues.................................................................     $317,047             $276,080
Net income (loss.........................................................       19,448              (13,978)
Pro forma net income (loss) per share:
    Attributable to General Division.....................................         1.22                 0.68
    Attributable to Tissue Repair Division...............................        (1.51)               (3.78)


         In October 1995, the General Division acquired the publicly-held minority interest in its majority-owned subsidiary, IG Laboratories, Inc. ("IG"), by issuing approximately .125 of one share of General Division Stock for each share of IG common stock. In the aggregate, approximately 385,255 shares of General Division Stock, valued at approximately $22,460,000 were issued. The

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $18,563,000, was allocated $14,216,000 to in-process research and development and charged to operations, and $4,347,000 to Goodwill to be amortized over 11 years.

NOTE E  MAJORITY-OWNED SUBSIDIARIES

         INTEGRATED GENETICS, INC. IG was an approximately seventy-percent-owned subsidiary for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 through October 1, 1995. (See Note D).

         GENZYME TRANSGENICS CORPORATION. Genzyme Transgenics Corporation ("GTC") was a majority-owned subsidiary for the year ended December 31, 1993 and for the period from January 1, 1994 through September 30, 1994. (See Note F).

NOTE F  INVESTMENTS

         Investments in marketable securities at December 31 consisted of the following:

                                             1995                        1994
                                     --------------------------------------------------
                                                    MARKET                      MARKET
     (DOLLARS IN THOUSANDS)            COST          VALUE         COST         VALUE
- ---------------------------------------------------------------------------------------
     Short Term:
        Certificates of deposit      $  1,870      $  1,870      $  2,979      $  2,979
        Federal agency notes ..        25,696        25,731          --            --
        Corporate notes .......        77,800        77,870         4,281         4,176
        U.S. Treasury notes ...          --            --            --            --
        Municipal notes .......          --            --            --            --
                                     --------      --------      --------      --------
                                     $105,366      $105,471      $  7,260      $  7,155
                                     ========      ========      ========      ========
     Long Term:
        Common stock ..........      $   --        $   --        $   --        $   --
        Federal agency notes ..         4,047         4,053
        Corporate notes .......        42,518        42,845        57,584        54,420
        U.S. Treasury notes ...        22,351        22,663        22,709        20,528
        Municipal notes .......          --            --            --            --
                                     --------      --------      --------      --------
                                     $ 68,916      $ 69,561      $ 80,293      $ 74,948
                                     ========      ========      ========      ========


         Information regarding the range of contractual maturities of investments in debt securities at December 31, 1995 is as follows:

                                                                             MARKET
       (DOLLARS IN THOUSANDS)                                COST            VALUE
       ---------------------------------------------------------------------------
       Within 1 year...................................   $105,371         $105,472
       After 1 year through 2 years....................     29,997           30,137
       After 2 years through 10 years..................     38,919           39,423
                                                          --------         --------
                                                          $174,287         $175,032
                                                          =========        ========

         In August 1993, the General Division acquired 502,512 shares of the Series E Convertible Preferred Stock (the "Series E Stock") of Univax Biologics, Inc., for $5.0 million in connection with an agreement to develop and commercialize certain products. Upon the achievement of specified clinical milestones, the General Division is committed to making future milestone payments. In November 1995, Univax merged with North American Biologicals, Inc.("NABI") and in connection with the merger the General Division received 526,315 shares of NABI

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


common stock in exchange for the Series E Stock. The investment is classified as available-for-sale and is included in "Other noncurrent assets" in the consolidated balance sheets at fair market value. At December 31, 1995, this value was approximately $5.7 million compared to a value of $2.7 million at December 31, 1994. At that time, General Division believed the decline in value was temporary and accordingly, an unrealized loss of approximately $2,300,000 was recorded as a charge to Stockholders' equity.

         In September 1993, the General Division acquired 714,286 shares of common stock of Argus Pharmaceuticals, Inc. ("Argus") for $5.0 million in connection with an agreement to develop and commercialize certain products. Upon the achievement of certain specified clinical milestones, the General Division is committed to making future milestone payments and an additional $5.0 million investment in Argus. In August 1994, pursuant to the Common Stock Purchase Agreement, Argus delivered to the General Division an additional 132,325 shares resulting in a total of 846,611 shares held by the General Division. The investment is classified as available-for-sale and is included in "Other noncurrent assets" in the combined balance sheets at fair market value. At December 31, 1994, this value was approximately $1.8 million. The General Division believed that a portion of the impairment in the value of the investment in Argus was "other than temporary" and accordingly, a loss of approximately $3.3 million was charged to operations in 1994. In September 1995, Argus combined with Triplex Pharmaceuticals and Oncologix to form Aronex. In connection with this merger, the common stock of Argus was redesignated as common stock of Aronex. At December 31,1995 the value of this investment was $3.7 million.

         Pursuant to the Common Stock Purchase Agreement (the "Agreement") dated as of June 24, 1994 between the General Division and Celtrix Pharmaceuticals, Inc. ("Celtrix"), the General Division acquired 1,550,388 restricted shares, approximately 11.5% of the common stock of Celtrix outstanding after the acquisition, for $10.0 million. In November 1994, Celtrix announced a delay in the commercialization of an application of a key product and in February 1995, Celtrix announced that it had halted all studies related to another of its key development products. These announcements resulted in a decline in the fair market value of the General Division's investment. The General Division believed that a portion of the impairment in the value of the investment in Celtrix was "other than temporary". Accordingly, a loss of approximately $6.1 million was charged to operations in 1994. In 1995, Celtrix exercised its option to require the Company to purchase additional shares of Celtrix at fair market value. As a result in December 1995, the General Division acquired an additional 1,472,829 shares at $3 per share. The investment is classified as available-for-sale. At December 31, 1995, this value was approximately $7.7 million.

         Gross realized losses included in investment income for 1995 were $110,000 Net realized gains included in investment income for 1994 and 1993 were $1,430,000 and $1,647,000, respectively. Gross unrealized gains in the investment portfolio at December 31, 1995 were $2,073,000. Gross unrealized losses in the investment portfolio at December 31, 1994 were $5,449,000.

         In July 1993, GTC, a wholly-owned subsidiary of the Company specializing in transgenic technology which was incorporated in February 1993, completed an initial public offering of 1,500,000 shares of its common stock priced at $8.00 per share. The offering resulted in an increase in the value of the Company's investment in GTC of $7.6 million which was recorded as an increase to additional paid-in capital. At December 31, 1993, the Company owned 4,000,000 shares or approximately 73% of the outstanding common stock of GTC.

         On October 1, 1994, GTC acquired TSI Corporation ("TSI") in a merger transaction in which GTC issued two-tenths (0.2) of one share of GTC common stock for each share of TSI common stock, in a transaction accounted for as a purchase. As a result of the acquisition, the Company's percentage ownership of GTC common stock declined from approximately 73% to approximately 40%. Accordingly, the General Division began accounting for its investment in GTC under the equity method.

         In February 1995, GTC exercised its option to sell to the General Division 500,000 additional shares of GTC common stock at a price of $8.00 per share. The $4.0 million acquisition cost has been added to the General Division's equity investment in this subsidiary. In June 1995, the General Division converted approximately $4.0 million of GTC debt into equity through the acquisition of 1.3 million shares of GTC common stock. In July 1995, GTC acquired Biodevelopment Laboratories, Inc. ("BDL"). In connection with the transaction, the General Division issued approximately 34,000 shares of General Division Stock to former stockholders of BDL in exchange for approximately 475,000 shares of newly issued GTC stock. In total, GTC issued approximately 1,207,000 shares of its common stock in the transaction, resulting in a decrease in the General Division's interest in GTC to 48.2%. Also as part of the BDL transaction, the Company guaranteed a $7.5 million line of credit from a commercial bank in return for warrants to purchase 145,000 shares of GTC stock.

         As of December 31, 1995, GTC had $6.0 million outstanding under this line of credit. GTC had a working capital deficiency of approximately $25.1 million at December 31, 1995 and had an operating loss of approximately $4.1 million for the year then ended. Although GTC is actively seeking other sources of financing and is directing substantial efforts to generating positive cash flow, it is at least reasonably possible that GTC will not generate sufficient cash flows to fund its ongoing operations and will not be able to repay amounts outstanding under the line of credit. If this occurs, the General Division will be responsible for at least a portion of the amounts outstanding. (See Note R)

         The fair market value of the GTC shares, based on quoted market prices, was $27,601,000 at December 31, 1995. The Company reported equity in GTC's losses of $1,810,000 in 1995. Following are condensed financial data of GTC:

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


                                                                     YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
         (DOLLARS IN THOUSANDS)                               1995            1994              1993
         -------------------------------------------------------------------------------------------
         Revenues......................................    $38,406         $11,692           $ 3,222
         Operating loss................................     (2,014)         (5,231)           (1,327)
         Net loss......................................     (4,133)         (5,284)           (1,171)

                                                                  DECEMBER 31,
                                                           -----------------------
         (DOLLARS IN THOUSANDS)                               1995            1994
         -------------------------------------------------------------------------
         Current assets................................    $16,409         $11,629
         Noncurrent assets.............................     41,478          36,364
         Current liabilities...........................     24,155          19,487
         Noncurrent liabilities........................      6,444           9,082

NOTE G  INVENTORIES

         Inventories at December 31 consist of the following:

              (DOLLARS IN THOUSANDS)                     1995            1994
              ------------------------------------------------------------------
              Raw materials..........................   $12,527          $14,517
              Work-in-process........................    14,167            9,227
              Finished products......................    25,587           13,020
                                                        -------          -------
                                                        $52,281          $36,764
                                                        =======          =======

NOTE H  PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment at December 31 includes the following

              (DOLLARS IN THOUSANDS)                                          1995                1994
              ----------------------------------------------------------------------------------------
              Plant and equipment......................................   $106,877            $ 63,084
              Land and buildings.......................................     46,456              40,157
              Leasehold improvements...................................     52,521              32,367
              Furniture and fixtures...................................      7,530               8,405
              Construction in progress.................................    177,903             198,117
                                                                          --------            --------
                                                                           391,287             342,130
                Less accumulated depreciation..........................    (63,826)            (46,784)
                                                                          --------            --------
              Property, plant and equipment, net.......................   $327,461            $295,346
                                                                          ========            ========

         Depreciation expense was $17,333,000, $13,459,000, and $10,857,000 in
1995, 1994 and 1993, respectively.

         The General Division is constructing a mammalian cell production facility in Boston, Massachusetts which will be used to produce a recombinant form of Ceredase(R) enzyme ("Cerezyme(R)") and other products. The facility is expected to cost approximately $151 million plus an additional $23 million of Cerezyme(R)

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


process validation and optimization costs. The facility is expected to be validated and placed into service in 1996. As of December 31, 1995, the General Division had capitalized, and included in construction in progress, approximately $151,000,000 of expenditures related to this building and approximately $33,472,000 of process validation and optimization costs related to this and other facilities. In 1995, 1994 and 1993, the General Division capitalized approximately $9.0, $9.2 and $4.7 million of interest costs, respectively, relating to this and other facility construction.

         In June 1994, the General Division acquired its Mountain Road facility in Framingham, Massachusetts for $26.9 million of which $25.1 million was allocated to buildings and $1.8 million was allocated to land based on appraised values. The General Division funded the purchase with $1.2 million in cash, settlement of a $4.2 million note receivable (including accrued interest) from the landlord of the facility and the proceeds of a $21.5 million term loan from a bank (See Note J.)

NOTE I  ACCRUED EXPENSES

Accrued expenses at December 31 include the following:

              (DOLLARS IN THOUSANDS)                                        1995             1994
              -----------------------------------------------------------------------------------
              Professional fees........................................  $ 2,472         $   924
              Compensation.............................................   12,025           8,004
              Royalties................................................    6,606           4,949
              Interest.................................................    1,857           2,361
              Other....................................................   15,109          11,528
                                                                         -------         -------
                                                                         $38,069         $27,766
                                                                         =======         =======

NOTE J  LONG-TERM DEBT AND LEASES

Long-Term Debt

         Long-term debt at December 31 is comprised of the following:

              (DOLLARS IN THOUSANDS)                                         1995                 1994
              ----------------------------------------------------------------------------------------
              Convertible subordinated notes...........................  $100,000             $100,000
              Note payable, bank (due 1/6/95...........................         -               39,000
              Mortgage note payable, matures
               June 13, 1999...........................................    20,863               21,323
              Mortgage note payable, matures
               November 2014...........................................     3,356                3,409
              Mortgage note payable, matures
               January 1, 2008.........................................       747                  808
              Term notes payable.......................................     1,626                2,879
                                                                         --------             --------
                                                                          126,592              167,419
              Less current portion.....................................    (2,243)             (41,020)
                                                                         --------             --------
                                                                         $124,349             $126,399
                                                                         ========             ========

                  In 1991, the Company issued 6 3/4% Convertible Subordinated Notes due October 1, 2001 in the aggregate principal amount of $100,000,000. The notes are convertible into General Division Stock and TR Stock at any time at a conversion price of $52.875 and, under certain circumstances, may be redeemed by the Company. Net proceeds from the debentures were $97,250,000. Deferred financing costs of $2,750,000, classified as "Other noncurrent assets" on the combined balance sheets, are being amortized to expense over the term of the debt issue. As of December 31, 1995, the debentures had a market value of

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


approximately $125 million (See Note R).

         On December 21, 1993, the Company borrowed $39,000,000, under a Credit Agreement (the "Agreement") with a bank. The interest rate in effect at December 31, 1994 was 6.2875%. The loan was repaid January 6, 1995.

         The mortgage note due June 1999 is collateralized by land and buildings with a net book value of $29,108,000 at December 31, 1995, bears interest at 7.73% annually, and is payable monthly based on a twenty year direct reduction amortization schedule, with the remaining principal due June 13, 1999.

         The mortgage note maturing November 2014 is collateralized by land and buildings with a net book value of $5,188,000 at December 31, 1995 and bears interest at 10.5%. The mortgage note maturing January 2008 provides the bank with a "call or review" feature at the end of the first 60 month period, allowing the bank to adjust the note under specific circumstances. This note bears interest at a variable rate of prime plus 1% and is collateralized by land and fixtures. Principal and interest are payable monthly on both of these notes.

         The Company maintains a $15.0 million line of credit with Fleet Bank of Massachusetts, the entire amount, of which, remained available at December 31, 1995.

Operating Leases

         Total rent expense under operating leases was $8,603,000, $8,578,000, and $8,734,000 in 1995, 1994 and 1993 respectively. The General Division leases facilities and personal property under certain operating leases in excess of one year.

         Future minimum payments due under the General Division's long-term obligations and capital and operating leases are as follows:

                                                    LONG-TERM            CAPITAL          OPERATING
         (DOLLARS IN THOUSANDS)                     OBLIGATIONS            LEASES              LEASES
         --------------------------------------------------------------------------------------------
         1996......................................   $ 11,160              $ 67            $10,643
         1997......................................      9,381                70             10,441
         1998......................................      9,376               118              9,575
         1999......................................     27,306                 -              9,381
         2000......................................      7,253                 -              7,744
         Thereafter................................    111,792                 -             43,158
                                                      --------              ----            -------
            Total minimum payments.................    176,268               255             90,942
         Less: interest............................    (49,676)              (98)                 -
                                                      --------              ----            -------
                                                      $126,592              $157            $90,942
                                                      ========              ====            =======

NOTE K  RESEARCH AND DEVELOPMENT AGREEMENTS

         Revenues from research and development agreements with related parties include the following:

         (DOLLARS IN THOUSANDS)                                       1995            1994            1993
         -------------------------------------------------------------------------------------------------
         Fees for research and development
          activities:
              Neozyme I.......................................    $     -          $     -         $ 6,299
              Surgical Aids Partnership.......................          -              913           8,378
              Neozyme II......................................     24,198           17,785          12,651
              Research joint venture..........................      2,560            2,185           2,150
                                                                  -------          -------         -------

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                                 $26,758          $20,883         $29,478
                                                                  =======          =======         =======

Neozyme I and II

         In 1992, the General Division entered into a development contract with Neozyme II whereby the General Division was engaged to perform all research, development and clinical testing activities related to products and programs for which Neozyme II was licensed. The General Division received $5,000,000 in 1992 under the technology license agreement pursuant to which the General Division granted Neozyme II exclusive rights to manufacture and sell the products developed under the technology license agreements.

         The funds for Neozyme II's development contract were raised by the sale of 2,415,000 units for net proceeds of $78,038,000. Each unit consisted of one share of Neozyme II callable common stock, one Series N warrant and one callable warrant to purchase one share of General Division Stock and .135 shares of TR Stock. Included in accounts receivable as of December 31, 1995 and 1994 was $2,469,000 and $729,000, respectively, due from Neozyme II.

         The General Division has an option to purchase all of the shares of the Neozyme II callable common stock for cash, shares of General Division Stock or any combination thereof (determined at Genzyme's sole discretion) at $117.00 per share from January 1, 1996 through December 31, 1996, subject to downward adjustment if exercised before December 31 in any exercise period. Due to the uncertainties inherent in the very early stages of the research into CFTR, management did not consider the exercise of the option probable and, accordingly, charged to operations in 1992 the $16,905,000 appraised fair value of this purchase option.

         In December 1993, the General Division exercised its option to purchase one of the two remaining research programs being funded by Neozyme I (a special purpose accelerated research corporation created in 1990) for a purchase price of $24,000,000 in cash. As part of the purchase, the General Division retained $0.6 million to fund the costs of the Neozyme I dissolution which occurred in 1994, and any future tax liabilities. This transaction was accounted for as a purchase of in-process research and development and its value charged to operations in 1993.

The Surgical Aids Partnership

         In September 1989, the General Division entered into a development contract valued at approximately $37,000,000 with the Surgical Aids Partnership ("the Partnership") to perform research and development of products based on hyaluronic acid for use as surgical aids to reduce the incidence and severity of postoperative adhesions. The General Division received a technology license fee of $1,500,000 in November 1989 and was reimbursed its development costs plus 10% through the first quarter of 1994 when the Partnerships funds were exhausted. The General Partner believes that additional funds will be required to complete the development, clinical testing and commercialization of the Partnership's products. Although the General Division is not obligated to provide additional funding, the Purchase Option (see below) terminates unless the General Division commits on an annual basis to provide funding for continuation of the research and development programs for the next twelve month period or until receipt of FDA approval of one of the Partnership's products is obtained, whichever is shortest. The General Division spent approximately $6.4 million and $6.5 million on the Partnership's development programs in 1995 and 1994, respectively, and has committed to fund the programs in 1996, expecting to spend approximately $7.9 million (unaudited). Included in accounts receivable as of

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


December 31, 1994 was $199,000 due from the Partnership.

         The General Division also entered into a joint venture agreement with the Partnership to manufacture and market the Partnership's products, to share in the profits, to make non-interest bearing loans for working capital deficiencies, and to make capital contributions as deemed necessary by the Partnership in connection with the business of the joint venture. The exact amounts and timing of these expenditures and contributions cannot be determined at this time.

         The General Division also obtained an option (the "Purchase Option") to purchase all of the outstanding partnership interests for a payment of approximately $26,000,000 in cash, General Division Stock or a combination thereof determined at Genzyme's sole discretion, plus future royalty payments. The Purchase Option does not become exercisable until at least twenty-four months after the first commercial sale of a product of the Partnership.

         Deferred revenue from related parties at December 31 includes the following:

              (DOLLARS IN THOUSANDS)                                    1995           1994
              -----------------------------------------------------------------------------
              Neozyme II  ........................................        -            186
              Research joint venture .............................        -              -
              Other  .............................................       47             38
                                                                       ----           ----
                                                                       $ 47           $224
                                                                       ====           ====

NOTE L  GOODWILL IMPAIRMENT AND RESTRUCTURING COSTS

         In the fourth quarter of 1993, the General Division recognized an expense of $23.7 million to reduce the carrying value of intangibles to the realizable value based on revised estimates of continuing value and future benefits. The majority of the write-off, $21.9 million, related to the goodwill recorded in connection with the acquisition of Genetic Design, Inc. ("GDI") in June 1992. The goodwill write-off was based on an analysis of GDI's business conducted in the fourth quarter of 1993, including the loss of significant state public paternity testing contracts, which indicated that the environment for public paternity testing, GDI's primary business market, had changed significantly since the acquisition, and therefore called into question the carrying value of the acquisition-related GDI goodwill. The business review disclosed the development of a competitive environment which emphasized cost rather than service and performance, intense price competition from a major competitor, a general reduction in the ordering of identity tests due to governmental budgetary restrictions and uncertainties as to the level of federal funding of state testing activities, a cost structure at GDI which made it difficult for GDI to continue as an effective competitor in a slow-growth, cost-driven environment and the decreased likelihood of sufficient support in Congress for passage of additional social legislation which would significantly increase federal funding of state testing activities. These changed circumstances resulted in a determination to reduce the carrying value of GDI goodwill to zero at the end of 1993. The remaining $1.8 million of write-offs consisted of approximately $1.1 million of patent rights resulting from the purchase of Enzymatix Ltd. by Genzyme Ltd. (UK) and approximately $0.7 million of intangible assets resulting from the acquisition of a clinical testing laboratory by IG. Also in the fourth quarter of 1993, the General Division incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its Diagnostic Services business. The expenses were related to severance of $1.2 million for an estimated 45 employees; lease costs of $0.8 million;

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


equipment movement and disposal of $0.2 million; costs incurred to restructure the General Division's paternity product line of $0.2 million and other costs of $0.4 million. All costs were cash expenditures in 1994. The restructuring plan was undertaken to consolidate lab testing services into the General Division's most cost-effective testing locations, transfer virtually all accounting functions to the General Division's headquarters and streamline the paternity product line at GDI.

NOTE M  COMMITMENTS AND CONTINGENCIES

         In December 1994, the General Division fully settled litigation brought by Granada BioSciences, Inc., Houston, Texas, by payment of $1,980,000 in cash. The dispute arose out of a contract between Granada R&D Ventures, a predecessor of Granada BioSciences, and Integrated Genetics, prior to its merger with the General Division in 1989, regarding development of recombinant fertility hormones for cows and other animals.

         From time to time the General Division has been subject to legal proceedings and claims arising in connection with its business. At December 31, 1995, there were no asserted claims against the General Division which, in the opinion of management, if adversely decided would have a material adverse effect on the General Division's financial position and results of operations.

         Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was eliminated when GTR sold newly issued TR Stock to the public in September, 1995; however, Genzyme has the right to make voluntary allocations of up to $30 million from the General Division to GTR. Such allocations would reduce the Funding Commitment on a dollar-for-dollar basis and increase the number of TR Designated Shares at the rate of one share for each $10 so allocated.

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE N  INCOME TAXES

         Income (loss) before income taxes and the related income tax expense (benefit) are as follows for the year ended December 31:

     (DOLLARS IN THOUSANDS)                                                1995           1994           1993
     --------------------------------------------------------------------------------------------------------
     Domestic (includes $15.2 million in charges
      for purchased research and development and
      acquisition expenses in 1995, and
      $24 million in charges for purchased
      research and development in 1993) ...........................     $62,633        $42,968      $  9,508
     Foreign  .....................................................       2,696          3,567         1,760
                                                                        -------        -------      --------
           Total ..................................................     $65,329        $46,535      $ 11,268
                                                                        =======        =======      ========
     Currently payable:
        Federal  ..................................................     $18,780        $10,727      $ 14,276
        State  ....................................................       5,949          3,965         4,996
        Foreign  ..................................................       1,349            850           913
                                                                        -------        -------      --------
           Total current  .........................................      26,078         15,542        20,185

     Deferred:
        Federal ...................................................       4,507            518       (14,638)
        State   ...................................................         (79)           281        (2,735)
                                                                        -------        -------      --------
           Total deferred .........................................       4,428            799       (17,373)
                                                                        -------        -------      --------

     Provision for income taxes ...................................     $30,506        $16,341      $  2,812
                                                                        =======        =======      ========

         Provisions for income taxes were at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                                                       1995          1994         1993
    --------------------------------------------------------------------------------------------------
    Tax at U.S. statutory rate ...................................    35.0%         35.0%         35.0%
    Losses in foreign subsidiary and less
     than 80%-owned subsidiaries with
     no current tax benefit ......................................     0.8           1.6          24.0
    State taxes, net  ............................................     5.2           5.8           4.2
    Federal rate change ..........................................       -             -          (1.0)
    Tax exempt interest ..........................................       -             -          (4.0)
    Foreign sales corporation ....................................    (1.4)         (2.8)         (1.8)
    Benefit of tax credits .......................................       -          (1.9)         (1.4)
    Purchase accounting adjustments ..............................       -             -           1.8
    Current year realization of tax
     benefits of purchased technology and
     purchase options  ...........................................       -             -          (9.1)
    Other, net  ..................................................     2.1          (2.7)          2.2
    Utilization of operating loss
     carryforwards ...............................................    (3.8)            -          (0.5)
                                                                      ----         -----         -----
      Effective tax rate before certain charges ..................    37.9          35.0          49.4

    Gross charge for purchased research
     and development and purchase options
     net of related deferred tax benefits ........................     8.8             -         (24.4)
                                                                     -----         -----         -----
                                                                      46.7          35.0          25.0
    Allocated tax benefits generated by
     Tissue Repair Division ......................................   (13.6)         (4.0)        (84.9)
                                                                     -----         -----         -----
      Effective tax rate attributable to
       General Division Stockholders..............................    33.1%         31.0%        (59.9%)
                                                                     =====         =====         =====

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

        At December 31 the components of net deferred tax assets were as follows:

         (DOLLARS IN THOUSANDS)                                             1995         1994
         ---------------------------------------------------------------------------------------
         Deferred tax assets:
            Net operating loss carryforwards ..........................  $ 10,216       $ 15,908
            Intangible amortization ...................................    16,100         17,575
            Purchase of in-process research
             and development  .........................................    15,666         15,687
            Unrealized capital losses..................................     2,561          5,587
            Other  ....................................................     9,609          3,977
            Allocation of tax benefit from
             Tissue Repair Division  ..................................     8,415          9,055
                                                                         --------       --------
                Gross deferred tax asset  .............................    62,567         67,789
            Valuation allowance .......................................   (20,637)       (32,233)
                                                                         --------       --------
                Net deferred tax asset  ...............................    41,930         35,556

         Deferred tax liabilities:
            Depreciable assets ........................................   (10,556)        (3,011)
                                                                         --------       --------
                Net deferred tax asset  ...............................  $ 31,374       $ 32,545
                                                                         ========       ========


        At December 31, 1995 and 1994, valuation allowances of $20.6 million and $32.2 million, respectively, were recorded to offset a portion of the deferred tax assets related to the realization of net operating loss carryforwards, and deductions relating to the purchase of in-process research and development and the future disposition of certain stock purchase options. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        A total of $1.5 million of the valuation allowance relates to tax assets arising from the IG Labs acquisition (See Note D). If any portion of this tax asset is ultimately realized, the remaining goodwill relating to the IG Labs acquisition will be reduced accordingly.

        At December 31, 1995, the General Division had U.S. net operating loss carryforwards of $26.4 million for income tax purposes. These carryforwards expire from 2000 to 2010. Utilization of tax net operating loss carryforwards may be limited under section 382 of the Internal Revenue Code of 1986.

        At December 31, 1995, the General Division also had U.K. operating loss carryforwards for income tax purposes of approximately $2.9 million which are available indefinitely to offset future taxable income in the U.K.

NOTE O  BENEFIT PLANS

        The General Division has defined-benefit pension plans covering substantially all the employees of its foreign subsidiaries. Pension expense for 1995, 1994 and 1993 was $498,000, $266,000 and $206,000, respectively. Pension costs are funded as accrued. Actuarial and other disclosures regarding the plans are not presented because they are not material.

        Genzyme has a domestic employee savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees of the General Division. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which are matched by the General

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Division. The General Division contributed $660,000, $587,000, and $342,000 to the plan in 1995, 1994 and 1993, respectively.

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)


NOTE P FINANCIAL INFORMATION BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS

         The General Division operates in one industry, the human healthcare industry and manufactures and markets its products in two major geographic areas, the United States and Europe. The General Division's principal manufacturing facilities are located in the United Kingdom and the United States.

         The General Division purchases products from its United Kingdom subsidiaries for sale to United States customers. Transfer prices from the foreign subsidiaries are intended to allow the United States parent to produce profit margins commensurate with its sales and marketing effort. The Netherlands subsidiary is the European distributor of the General Division's therapeutic products. Certain information by geographic area follows (dollars in thousands):

                                                      THE
                                       UNITED       NETHER-                         ELIMI-         COMBI-
                                       STATES       LANDS           OTHER           NATION         NATION
                                       ------       -------         -----           ------         ------
1995
Net sales -
 unaffiliated customers .....       $ 247,138      $  70,532       $  33,933       $    --         $ 351,603
Transfers between geo-
 graphic areas ..............          74,697           --            23,658         (98,355)           --
                                    ---------      ---------       ---------       ---------       ---------
                                      321,835         70,532          57,591         (98,355)        351,603

Pre-tax income ..............          65,941            836           1,852          (3,300)         65,329
Net income ..................          45,856            540             584          (3,300)         43,680
Assets ......................         873,252         27,703          80,287        (126,656)        854,586
Liabilities .................         156,650         26,652          12,003            --           195,305

1994
Net sales -
 unaffiliated customers .....       $ 224,331      $  38,535       $  25,465       $    --         $ 288,331
Transfers between geo-
 graphic areas ..............          38,590           --            12,784         (51,374)           --
                                    ---------      ---------       ---------       ---------       ---------
                                      262,921         38,535          38,249         (51,374)        288,331

Pre-tax income ..............          44,295            578           3,155          (1,493)         46,535
Net income ..................          28,627            417           2,643          (1,493)         30,194
Assets ......................         608,760         16,384          69,130         (64,130)        630,144
Liabilities .................         204,766         15,704          11,713            --           232,183

1993
Net sales -
 unaffiliated customers .....       $ 214,822      $    --         $  19,055       $    --         $ 233,877
Transfers between geo-
 graphic areas ..............           1,998           --            10,640         (12,638)           --
                                    ---------      ---------       ---------       ---------       ---------
                                      216,820           --            29,695         (12,638)        233,877

Pre-tax income ..............           9,050            165           1,595             458          11,268
Net income ..................           7,151            104             743             458           8,456
Assets ......................         538,220            566          45,608         (52,037)        532,357
Liabilities .................         203,367            384           4,215            --           207,966

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

         Substantially all revenue from research and development contracts is earned in the United States. Entities comprising Other include the Division's operations in the United Kingdom, Belgium, Japan, Switzerland, Italy, France and Germany. Export sales from the United States were $20,539,000, $23,902,000 and $33,343,000 in 1995, 1994 and 1993, respectively. Export sales by the Netherlands subsidiary amounted to $66,216,000 and $35,973,000 in 1995 and 1994 respectively. In 1995, 1994 and 1993, the Company marketed its Ceredase(R)/ Cerezyme(R) enzyme product directly to physicians, hospitals and treatment centers, and sold products representing approximately 14%, 17% and 18%, respectively, of net revenue to an unaffiliated distributor.

NOTE Q  QUARTERLY RESULTS (UNAUDITED)

         Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended December 31, 1995, 1994 and 1993 are displayed in the following table.

                                                             1ST          2ND            3RD            4TH
                                                             QTR          QTR            QTR            QTR
                                                             ---          ---            ---            ---
1995
Net sales ................................................  $87,159      $92,358        $94,484      $104,562
Gross profit  ............................................   47,378       48,066         53,100        57,958
Net income (4)............................................   11,998       12,967         16,092         2,623
Income per share (1):
    Primary  .............................................     0.43          0.46          0.53          0.08
    Fully diluted ........................................     0.40          0.43          0.49          0.07

1994
Net sales ................................................  $73,282      $75,378        $79,180      $ 82,887
Gross profit  ............................................   40,049       40,101         41,407        42,432
Net income (3) ...........................................    9,877        9,622         10,065         2,490
Income per share (1):
    Primary ..............................................     0.38          0.37          0.38          0.09
    Fully diluted.........................................     0.35          0.35          0.35          0.09

1993
Net sales ................................................  $61,651      $ 67,801       $69,674      $ 66,561
Gross profit  ............................................   32,712        35,489        35,279        31,135
Net income (loss) (2).....................................   10,965        11,703        11,635       (16,283)
Income (loss) per share
 (pro forma) (1)..........................................     0.42          0.44          0.44         (0.67)

- -------------------
(1) Cumulative quarterly income per share data does not equal the annual amounts due to changes in the average common and common equivalent shares outstanding.

(2) Includes charges in the fourth quarter of $50.5 million (See Notes K and L).

(3) Includes charges in the fourth quarter of 1994 of $11.4 million (See Notes F and M) for the write down of investments and the settlement of a lawsuit and an $11.2 million charge for acquired incomplete technology. (See Note D).

(4) Includes charges in the fourth quarter of 1995 of $14.2 million for acquired incomplete technology. (See Note B).

NOTE R  SUBSEQUENT EVENTS

                            GENZYME GENERAL DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

         In January 1996, Genzyme made a conditional offer to acquire substantially all the assets of the Partnership for General Division Stock valued at $93.0 million.

         In February 1996, GTC obtained a short-term loan in the amount of $950,000 from Genzyme. The loan is due on March 31, 1996 and accrues interest at a rate of 6 1/2% per annum.

         In February 1996, the General Division signed a definitive agreement to acquire Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock valued at approximately $36.8 million. Genetrix Inc. will be merged with the General Division's Integrated Genetics diagnostic services business. The transaction will be accounted for as a pooling of interests.

         In February 1996, the General Division announced a planned redemption of its 6 3/4% Convertible Subordinated Notes. All holders elected to convert their notes into shares of General Division Stock and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. Supplementary earnings per share for the General Division which gives effect to the conversion of the notes as if such conversion took place at the beginning of each period presented, is equal to fully diluted earnings per share.

         In March 1996, an advisory panel to the U.S. Food and Drug Administration ("the FDA") recommended that Genzyme be granted approval to market one of the HA Products, Seprafilm(TM) bioresorbable membrane. The panel's recommendation will be considered by the FDA in its final review of Genzyme's premarket approval application.

         In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with the General Division under which the General Division agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the Agreement GTC granted to the General Division co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's Common Stock at the average market price for the 20 day period ending two days before the Conversion at GTC's option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding.

         In March 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt two amendments to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). These amendments would increase the aggregate number of shares of General Division Stock that may be subject to grants under the Equity Plan from 7,600,000 to 9,900,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

                            GENZYME GENERAL DIVISION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

==========================================================================================================
                Column A                  Column B            Column C          Column D        Column E
- ----------------------------------------------------------------------------------------------------------
                                                             Additions
                                                       ----------------------
                                          Balance at   Charged to    Charged                    Balance
                                          beginning    Costs and     to Other                   at end
               Description                of period    Expenses      Accounts   Deductions      of Period
- ----------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
Allowance for doubtful accounts.......    $5,992,300   $5,180,000               $3,338,500(1)   $7,833,800

Inventory Reserve.....................    $1,131,000   $2,920,700               $  969,500      $3,082,200

Year ended December 31, 1994:
Allowance for doubtful accounts.......    $5,317,600   $4,330,800               $3,656,100(1)   $5,992,300

Inventory Reserve.....................    $1,321,500   $  514,000               $  704,500      $1,131,000

Year ended December 31, 1993:
Allowance for doubtful accounts.......    $7,888,900                            $2,571,300(1)   $5,317,600

Inventory Reserve.....................    $1,272,800   $2,163,800               $2,115,100      $1,321,500

- -----------

(1)      Uncollectible accounts written off, net of recoveries.

GENZYME TISSUE REPAIR DIVISION

         REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of GENZYME CORPORATION:

                  We have audited the accompanying combined balance sheets of Genzyme Tissue Repair Division (as described in Note A) as of December 31, 1995 and 1994, and the related combined statements of operations and cash flows and the combined financial statement schedule for each of the three years in the period ended December 31, 1995. The combined financial statements and financial statement schedule are the responsibility of Genzyme Corporation's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the combined financial statements of Genzyme Tissue Repair Division present fairly, in all material respects, the financial position of Genzyme Tissue Repair Division as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the combined financial statement schedule taken as a whole presents fairly, in all material respects, the information required to be included therein.

                  As more fully described in Note A to these financial statements, Genzyme Tissue Repair Division is a business group of Genzyme Corporation; accordingly, the combined financial statements of Genzyme Tissue Repair Division should be read in conjunction with the audited consolidated financial statements of Genzyme Corporation and Subsidiaries.






                                                  Coopers & Lybrand L.L.P.

         Boston, Massachusetts
         March 1, 1996, except as to Note O
         which is March 26, 1996

GENZYME TISSUE REPAIR DIVISION
COMBINED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               DECEMBER 31,
- ------------------------------------------------------------------------------------
                                                        1995        1994        1993
                                                        ----        ----        ----
Revenues:
    Net service sales.............................  $  5,220    $    324    $      -
    Related party revenues:
       Technology license fee.....................         -           -       2,000
       Revenues from research and development
        contracts.................................         -           -       2,684
                                                    --------    --------    --------
                                                       5,220         324       4,684
Operating costs and expenses:
    Cost of services sold.........................     4,731         287           -
    Selling, general and administrative...........    12,927         964         701
    Research and development (including research
     and development related to contracts)........    10,938       3,638       2,805
    Purchase of in-process research and
     development..................................         -      11,215      25,000
                                                    --------    --------    --------
                                                      28,596      16,104      28,506
                                                    --------    --------    --------

Operating loss ...................................   (23,376)    (15,780)    (23,822)

Other income and (expenses):
    Investment income.............................     1,386          29           -
    Interest expense..............................       (40)          -           -
                                                    --------    --------    --------
                                                       1,346          29           -
                                                    --------    --------    --------

Loss before income taxes..........................   (22,030)    (15,751)    (23,822)
Provision for income taxes........................         -           -         (38)
                                                    --------    --------    --------

Net loss..........................................   (22,030)    (15,751)    (23,860)

Tax benefit allocated to General
 Division ........................................         -           -        (255)
                                                    --------    --------    --------

Net loss attributable to Tissue Repair Stock......  $(22,030)   $(15,751)   $(24,115)
                                                    ========    ========    ========

Per Tissue Repair Division Common Share:
    Net loss......................................  $  (2.28)   $  (4.40)   $  (7.43)
                                                    ========    ========    ========

    Weighted average shares outstanding...........     9,659       3,578       3,245
                                                    ========    ========    ========

              The accompanying notes are an integral part of these
                         combined financial statements.

GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)                                           DECEMBER 31,
- --------------------------------------------------------------------------------
                                                               1995         1994
                                                               ----         ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents..............................  $40,741      $16,993
   Short-term investments.................................    6,832        5,918
   Accounts receivable, less allowance of $325 in 1995
    and $177 in 1994......................................    1,838        1,486
   Inventories............................................      761           76
   Prepaid expenses and other current assets..............      186          284
                                                            -------      -------
     Total current assets.................................   50,358       24,757

Property, plant and equipment, net........................    1,962        1,456

Other Assets:
   Long-term investments..................................        -        1,897
   Other noncurrent assets................................      329          325
                                                            -------      -------
                                                                329        2,222
                                                            -------      -------
                                                            $52,649      $28,435
                                                            =======      =======

                        LIABILITIES AND DIVISION EQUITY

Current Liabilities:
   Accounts payable.......................................  $ 2,432      $   528
   Accrued expenses.......................................    1,349        3,220
   Payable to Genzyme General Division....................    2,034          171
   Current portion of capital lease obligations...........      169          281
                                                            -------      -------
     Total current liabilities............................    5,984        4,200

Noncurrent Liabilities:
   Capital lease obligations..............................        -          174
   Other noncurrent liabilities...........................      739          748
                                                            -------      -------
                                                                739          922

Commitments and Contingencies (Notes D, J, M and O).......        -            -

Division Equity (Note C)..................................   45,926       23,313
                                                            -------      -------
                                                            $52,649      $28,435
                                                            =======      =======

              The accompanying notes are an integral part of these
                         combined financial statements.

GENZYME TISSUE REPAIR DIVISION
COMBINED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)                                    FOR THE YEARS ENDED DECEMBER 31,
- ------------------------------------------------------------------------------------------
                                                              1995        1994        1993
                                                              ----        ----        ----
OPERATING ACTIVITIES:
    Net loss............................................  $(22,030)   $(15,751)   $(23,860)
    Reconciliation of net loss to net
     cash used by operating activities:
       Depreciation and amortization....................       628          26           -
       Loss on disposal of assets.......................       160           -           -
       Non-cash compensation expense....................       882           -           -
       Accrued interest/amortization on bonds...........       (76)        (45)          -
       Provision for bad debts..........................       231           -           -
       Purchase of in-process research and
        development for stock...........................         -      11,215           -
       Increase (decrease) in cash from working capital:
          Accounts receivable...........................      (583)       (204)          -
          Inventories...................................      (685)        309           -
          Prepaid expenses and other current assets.....        98          18           -
          Accounts payable, accrued expenses
           and deferred revenue.........................        33       1,666        (149)
          Payable to Genzyme General Division...........     1,863         171           -
                                                          --------    --------    --------
          Net cash flow used by operating activities....   (19,479)     (2,595)    (24,009)

INVESTING ACTIVITIES:
    Cash acquired in aquisition for stock, net..........         -       5,581           -
    Purchases of investments............................   (16,687)          -           -
    Sales and maturities of investments.................    17,991           -           -
    Purchase of property, plant & equipment.............    (1,294)          -           -
    Investments in non-current assets...................       (13)          -           -
                                                          --------    --------    --------
          Net cash flow provided (used) by investing
           activities...................................        (3)      5,581           -

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock..............    43,516          14           -
    Net cash from Genzyme...............................         -      13,993      24,009
    Payment of debt and capital leases..................      (286)          -           -
                                                          --------    --------    --------
          Net cash provided by financing activities.....    43,230      14,007      24,009
                                                          --------    --------    --------

Increase in cash and cash equivalents...................    23,748      16,993           -
Cash and cash equivalents, beginning of period..........    16,993           -           -
                                                          --------    --------    --------
Cash and cash equivalents, end of period................  $ 40,741    $ 16,993    $      -
                                                          ========    ========    ========

              The accompanying notes are an integral part of these
                         combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: Genzyme Tissue Repair Division ("GTR"), a division of Genzyme Corporation (the "Company" or "Genzyme"), develops and commercializes products and services for the prevention or repair of tissue injury as a consequence of accidental or disease related trauma. GTR uses cell, enzyme, growth factor and matrix technologies to develop products that will augment or positively modify naturally-occurring biological processes involved in tissue repair.

         Basis of Presentation: The approval effective December 16, 1994 (the "Effective Date") by the stockholders of Genzyme of the Genzyme Stock Proposal as described in Genzyme's Prospectus/Proxy Statement dated November 10, 1994 resulted in the redesignation of Genzyme's common stock. The outstanding shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a share-for-share basis and a second class of common stock, designated as Tissue Repair Division Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by stockholders of record on October 14, 1994. General Division Stock and TR Stock provide stockholders with separate securities which are intended to reflect the performance of the Genzyme General Division (the "General Division") and GTR, respectively.

         Net income (loss) per common share has been included in the Statements of Operations. For the purpose of computing net loss per common share of TR Stock, the number of shares of TR Stock prior to the Effective Date are assumed to be the total number of shares of Genzyme common stock multiplied by .135.

         Dividends to the holders of TR Stock will be limited to the lesser of funds of Genzyme legally available for the payment of dividends and the Available Tissue Repair Dividend Amount, as defined in Genzyme's Articles of Organization, as amended. Although there is no requirement to do so, the Board would declare and pay dividends on TR Stock, if any, based primarily on the earnings, financial condition, cash flow and business requirements of GTR. There is currently no intention of paying dividends.

         Genzyme, subject to certain conditions, has the right to exchange each outstanding share of TR Stock for any combination of cash and/or shares of General Division Stock at a 30% premium over Fair Market Value. In addition, following a disposition of all or substantially all assets of GTR, the shares of TR Stock are subject to mandatory exchange by Genzyme for cash and/or shares of General Division Stock at a 30% premium over Fair Market Value as determined by the trading prices during a specified period prior to public announcement of the disposition. Shares of General Division Stock are not subject to either optional or mandatory exchange.

         Holders of General Division Stock and TR Stock each are entitled to one vote per share and vote together as a single class on all matters as to which common stockholders generally are entitled to vote. Except in limited circumstances provided under Massachusetts law and in Genzyme's Articles of Organization, as amended, and in the management and accounting policies adopted by Genzyme's Board of Directors (the "Board"), holders of each class of common stock will have no rights to vote on matters as a separate class. Separate meetings of the holders of each class of common stock will not be held. If, when a stockholder vote is taken on any matter as to which a separate vote by either class is not required and the holders of either class of common stock would have more than the number of votes required to approve any such matter, the holders of that class will control the outcome of the vote on that matter.

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

         The financial statements of GTR include the financial position, results of operations and cash flows of the tissue repair operations of Genzyme. GTR's financial statements are prepared using the amounts included in Genzyme's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be reasonable (see Note B).

         Genzyme provides holders of TR Stock separate financial statements, management's discussion and analysis, descriptions of businesses and other relevant information for GTR in addition to consolidated financial information of Genzyme. Notwithstanding the attribution of assets and liabilities (including contingent liabilities) between the General Division and GTR for the purposes of preparing their respective historical and future financial statements, this attribution and the change in the capital structure of Genzyme as a result of the approval of the Genzyme Stock Proposal does not affect legal title to the assets or responsibility for the liabilities of Genzyme or any of its subsidiaries. Holders of TR Stock are shareholders of Genzyme, which continue to be responsible for all of its liabilities. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions. Accordingly, Genzyme's consolidated financial statements should be read in connection with GTR's financial statements.

         Except as stated in the amended articles, the accounting policies applicable to the preparation of the financial statements of GTR may be modified or rescinded at the sole discretion of the Board without the approval of the shareholders, although there is no intention to do so.

         Principles of Combination: The accompanying combined financial statements reflect the combined accounts of all of Genzyme's tissue repair businesses. All material intercompany items and transactions have been eliminated in combination.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates market.

         Investments: Short-term investments include all investments with remaining maturities of twelve months or less. Long-term investments include all investments with remaining maturities greater than twelve months. GTR classifies its equity investments as available-for-sale and its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. As of December 31, 1995, the Company classified all investments, consisting solely of debt securities, as available-for-sale (See Note F - Investments).

         Fair Value of Financial Instruments: The fair value of investments is obtained from market quotations and is disclosed in Note F.

         Inventories:  Inventories are valued at the lower of cost (first-in,

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

first-out method) or market.

         Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets (three to ten years for plant and equipment, five to seven years for furniture and fixtures, and twenty-five to forty years for buildings). Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease.

         Revenue Recognition: GTR's two commercial tissue repair services are autologous epidermal skin grafts produced using the Epicel[SM] Service and the culturing of autologous cartilage cells using the CARTICEL[SM] Service. GTR recognizes service revenue at the time skin grafts or cartilage cells are shipped. Cancellation charges may be assessed upon the cancellation of an Epicel[SM] order. These charges are dependent upon order size and stage of skin graft growth and are recognized upon order cancellation and when collection is determined to be probable. Revenues from research and development contracts are recognized over applicable contractual periods as specified by each contract. Non-refundable technology license fees are recognized as revenue upon consummation of the related agreement.

         Research and Development: Research and development costs are expensed in the period incurred. Costs of purchased technology which management believes has not demonstrated technological feasibility and for which there is no alternative future use are charged to expense in the period of purchase.

         Income Taxes: GTR uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. See Note B for allocation of Genzyme's income taxes to GTR.

         Net Loss Per Share: The method of calculating earnings per share for TR Stock reflects the terms of the Articles of Organization, as amended, which provide that dividends may be declared and paid only out of the lesser of funds of Genzyme legally available therefore and each division's Available Dividend Amount, as defined. For the purpose of computing net income per common share of TR Stock for periods prior to December 12, 1994, the number of shares and share equivalents of TR Stock prior to the Effective Date are assumed to be the same as the total number of shares and share equivalents of Genzyme common stock multiplied by .135. GTR computes income per share by dividing the income attributable to TR Stock by the weighted average number of shares of TR stock and dilutive common stock equivalents and other potentially dilutive securities outstanding during the applicable period. Income attributable to TR Stock equals GTR's net income or loss for the relevant period determined in accordance with generally accepted accounting principles in effect at such time, adjusted by the amount of tax benefits allocated to or from GTR pursuant to the accounting policies adopted by the Board. The accounting policies provide that, as of the end of any fiscal quarter of Genzyme, any projected annual tax benefit attributable to any division that cannot be utilized by such division to offset or reduce its current or deferred income tax expense may be allocated to the other division without any compensating payment or allocation. Net loss attributable to TR Stock and net loss per common and common equivalent share for the years ended December 31, 1993 and 1994 give effect to the provisions of the management and accounting policies adopted by the Board in connection with the creation of GTR and, accordingly, are pro forma presentations.

         Accounting for Stock-Based Compensation: Statement of Financial Accounting

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), will require the Company to either elect expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair value-based financial accounting to recognize compensation expense for employee stock compensation plans. SFAS 123 must be adopted in the Company's fiscal 1996 financial statements with comparable disclosures for the prior year. The Company has determined that it will elect the disclosure-only alternative permitted under SFAS 123. The Company will be required to disclose pro forma net income and pro forma earnings per share in the footnotes using the fair value based method beginning in fiscal 1996 with comparable disclosures for fiscal 1995. The Company has not determined the impact of these pro forma adjustments to its net income or earnings per share.

         Financial Instruments: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, current and non-current investments. The Company generally invests its cash investments in investments-grade securities.

         Uncertainties: The Company is subject to risks common to companies in the Biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

NOTE B  RELATED PARTY TRANSACTIONS

         The following policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without approval of the shareholders of Genzyme, although the Board has no present intention to do so. Genzyme allocates certain corporate general and administrative expenses, research and development expense and income taxes in accordance with the policies described below.

         Financial Matters: As a matter of policy, the Company manages the financial activities of the General Division and GTR on a centralized basis. These financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt and the issuance and repurchase of common stock. At December 31, 1995, the Company attributed none of its short-term and long-term debt to GTR based upon the specific purpose for which the debt was incurred and the cash flow requirements of GTR. Accordingly, none of the Company's interest expense has been allocated to GTR. The Company believes this method of allocation to be equitable and a reasonable estimate of such costs as if GTR operated on a stand-alone basis.

         To the extent borrowings are deemed to occur between GTR and the General Division, intercompany accounts have been established bearing interest at the rate in effect from time to time under the Company's unsecured credit lines or, if no such credit lines exist, at the prime rate charged by The First National Bank of Boston from time to time. To date no such borrowings have occurred, however at December 31, 1995 GTR owed the General Division $2.0 million for services rendered in the normal course of business.

         Shared Services: Genzyme's corporate general and administrative functions and certain sales and marketing efforts related to foreign market penetration are performed by the General Division. General, administrative, sales and marketing expenses have been allocated to GTR based upon utilization of such services as if the General Division and GTR operated on a stand-alone basis.

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

Management believes that such allocation is a reasonable estimate of such expenses. These allocations for the years ended December 31, 1995, 1994 and 1993 were $4,355,000, $833,000 and $701,000, respectively. In addition, costs incurred by the General Division related to research and development for GTR products are charged to GTR. These charges for the years ended December 31, 1995, 1994 and 1993 were $4,730,000 $3,331,000 and $2,805,000, respectively.

         Income Taxes: GTR is included in the consolidated U.S. federal income tax return filed by Genzyme. Genzyme allocates current and deferred taxes to its divisions by applying the provisions of FAS 109 to each division as if it were a separate taxpayer. Accordingly, the realizability of deferred tax assets is assessed at the GTR level. The sum of the amounts calculated for individual divisions of Genzyme may not equal the consolidated amount under this approach. GTR reports current and deferred tax assets and liabilities as a net intercompany payable or receivable.

         Under the terms of the Genzyme Stock Proposal, as of the end of any fiscal quarter of Genzyme Corporation, any projected tax benefit attributable to any division that cannot be utilized by such division to offset or reduce its current or deferred income tax expense may be allocated to any other division without any compensating payment or allocation. The treatment of such allocation for purposes of earnings per share computation is discussed in Note A.

         Inter-Division Asset Transfers. The Board may at any time and from time to time reallocate any program, product or other asset from one division to any other division. All such reallocations will be done at fair market value, determined by the Board, taking into account, in the case of a program under development, the commercial potential of the program, the phase of clinical development of the program, the expenses associated with realizing any income from the program, the likelihood and timing of any such realization and other matters that the Board and its financial advisors deem relevant. The consideration for such reallocation may be paid by one Division to another in cash or, in lieu of cash or other consideration, the Board may elect to account for a reallocation of assets from GTR to the General Division as an increase in the General Designated Shares and a reallocation of assets from the General Division to GTR as either an increase in the TR Designated Shares or a reduction in the General Designated Shares, if any, except that a reallocation of assets from GTR to the General Division may not be accounted for as an increase in General Designated Shares without a class vote of the holders of TR Stock.

NOTE C  DIVISION EQUITY

         The following analyzes the equity of GTR for the periods presented:

       (AMOUNTS IN THOUSANDS)                                                DECEMBER 31,
       ------------------------------------------------------------------------------------------------
                                                                 1995            1994              1993
                                                                 ----            ----              ----
       Balance at beginning of period...........             $ 23,313        $      -          $   (149)
       Net loss.................................              (22,030)        (15,751)          (23,860)
       Shares issued in connection with
        acquisition of BioSurface...............                    -          25,312                 -
       Shares issued in connection with
        Employee Stock Purchase Plan............                  983              14                 -
       Exercise of stock options................                  241
       Shares issued in public offering.........               42,292
       Compensation expense.....................                  882
       Unrealized gain(loss) on investments.....                  245            (255)                -

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

       Net cash from Genzyme....................                    -          13,993            24,009
                                                             --------        --------          --------
         Balance at end of period...............             $ 45,926        $ 23,313          $      -
                                                             ========        ========          ========

         Immediately prior to the Effective Date, as defined in Note A, approximately 15,791,000 shares of Genzyme common stock were reserved for issuance under the Company's 1990 Equity Incentive Plan, 1988 Director Stock Option Plan, 1990 Employee Stock Purchase Plan, outstanding warrants (the "Warrants"), and conversion of the 6 3/4% Convertible Subordinated Notes Due 2001 (the "Notes").

         Pursuant to antidilution provisions in the agreements covering the options, Genzyme has adjusted each option outstanding on the Effective Date to provide for separation of the option into an option exercisable for General Division Stock and an option exercisable for the number of shares of TR Stock that the holder would have received if the holder had exercised the option immediately prior to the Effective Date (with any resultant fractional shares of TR Stock rounded down to the nearest whole number). Upon exercise of these options, all proceeds will be allocated to the General Division (See TR Designated Shares).

         The Warrants provide that the holder of the Warrant is entitled to receive the number of shares of General Division Stock and TR Stock upon exercise of the Warrant that the holder would have received if the holder had exercised the Warrant immediately prior to the Effective Date.

         Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after the Effective Date will receive, in addition to the shares of General Division Stock into which the Note is convertible, the same number of shares of TR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date.

         In September 1995, GTR sold 3,000,000 shares of TR Stock to the public at a price of $15 per share for net proceeds of $42.4 million after underwriting discounts and commissions.

         At December 31, 1995, approximately 3,478,585 shares of TR Stock were reserved for issuance under the 1990 Equity Incentive Plan as amended, the 1988 Director Stock Option Plan as amended, the 1990 Employee Stock Purchase Plan as amended, outstanding warrants, and conversion of the Notes.

         Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The Board of Directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.

         Stock Options. Pursuant to the Company's 1990 Equity Incentive Plan as amended (the "Plan"), options may be granted to purchase an aggregate of 2,000,000 shares of TR Stock. The Plan allows the granting of incentive stock and nonstatutory stock options at not less than fair market value at date of grant, and stock appreciation rights, performance shares, restricted stock and stock units to employees and consultants of the Company, each with a maximum term of ten years. In addition, the Company has a 1988 Director Stock Option Plan, as amended, pursuant to which nonstatutory stock options up to a maximum of 70,000 shares of TR Stock, at a rate of 400 shares for each year of service are automatically granted at fair market value to members of the Board of Directors of the Company upon their election or reelection as Directors. All options expire ten years after the initial grant date and are subject to various vesting provisions.

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

         At the Effective Date of the Genzyme Stock Proposal, Genzyme granted initial options to purchase a total of 939,851 shares of TR Stock to employees of the Company who will devote a substantial portion of their efforts to GTR. These options, (i) had an exercise price of $4.75, the closing price of TR Stock on the first date such shares were traded on the NASDAQ National Market System or the closing price of such shares on the six-month anniversary of such date,
(ii) become exercisable 20% on the effective date of the grant and 20% on each of the next four anniversaries thereof and (iii) have a term of ten years. At the six month anniversary date the closing price of the TR Stock was $6.25 and accordingly, compensation expense equal to 939,851 shares multiplied by the difference in the exercise price of $4.75 and $6.25, the six month anniversary price, will be recognized over the period of service of the holders. In 1995, GTR recorded $882,000 of related compensation expense and will record the balance of $505,000 over the next 3 years.

         Stock option activity is summarized below:

                                                          SHARES
                                                       UNDER OPTION     OPTION PRICE
                                                       ------------     ------------
       GENZYME CORPORATION COMMON STOCK
         Outstanding at December 31, 1992........        2,929,067      3.00 -  72.04
           Granted...............................        1,332,240     26.25 -  45.00
           Exercised.............................         (254,171)     4.00 -  37.25
           Forfeited and canceled................         (161,782)     7.75 -  72.04
                                                        ----------

         Outstanding at December 31, 1993........        3,845,354      3.00 -  66.16
           Granted...............................        1,619,364     22.63 -  42.00
           Exercised.............................          (66,378)     3.00 -  35.25
           Forfeited and canceled................         (211,763)     8.25 -  66.16
           Converted at Effective Date...........       (5,186,577)     6.02 -  65.49
                                                        ----------
         Outstanding at December 31, 1994........                -
                                                        ==========
       TR STOCK
           Converted at Effective Date...........          464,824    $ 1.03 - $11.15
           Granted...............................          940,976      4.75 -   5.13
                                                        ----------
         Outstanding at December 31, 1994........        1,405,800      1.03 -  11.15

           Granted...............................        1,153,053      3.19 -  17.63
           Exercised.............................          (63,608)     1.68 -   9.58
           Forfeited and canceled................          (76,202)     1.68 -   8.30
                                                        ----------
      Outstanding at December 31,1995                    2,419,043      1.03 -  17.63
                                                        ==========

         At December 31, 1995 and 1994, 444,343 and 327,393 of the outstanding options were exercisable with aggregate exercise proceeds of approximately $2,457,400 and $1,657,800, respectively.

         The total exercise proceeds for all options outstanding at December 31, 1995 is approximately $20,885,000 Information regarding the range of option prices is as follows:

                             SHARES
                         UNDER OPTION                  OPTION PRICE
                         ------------                  ------------
                              80,998                 $1.026 - $ 3.257
                           1,033,340                  3.300 -   5.088
                              79,855                  5.109 -   5.471
                             385,115                  5.492 -   6.000
                             110,688                  6.003     8.302

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                             115,768                  8.325 -  16.000
                             613,279                 16.625 -  17.625
                           ---------
                           2,419,043
                           =========

         Employee Stock Purchase Plan. The Company's 1990 Employee Stock Purchase Plan allows employees to purchase the Company's stock at 85% of fair market value. Under this plan 600,000 shares of TR Stock are authorized, of which 269,920 and 3,613 shares of TR Stock were issued in 1995 and 1994, respectively.

         Stock Rights. In 1989, the Company's Board of Directors issued a dividend of one preferred stock purchase right (a "Common Stock Right") on each share of Common Stock. At the Effective Date, the Rights Agreement under which the rights were issued was amended and restated to reflect the change in the capital structure of the Company and the Board declared a distribution to holders of TR Stock of a right (a "TR Stock Right") on each outstanding share of TR Stock. The Restated Rights Agreement provides that each General Division Stock Right, which replaced the Common Stock Right, and each TR Stock Right, when it becomes exercisable, will entitle the holder to purchase from the Company (i) in the case of a General Division Stock Right, one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $52, subject to adjustment, and (ii) in the case of a TR Stock Right, one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $25, subject to adjustment. The rights expire on March 28, 1999.

         Stock Warrants. The Company has issued warrants which, when exercised, grant the holders one share of General Division Stock and .135 shares of TR Stock. These warrants were granted in exchange for the receipt of options by the General Division to purchase the partnership interests of Genzyme Development Partners, L.P. (the "Surgical Aids Partnership") the callable common stock of Neozyme II Corporation ("Neozyme II"), and in connection to Genzyme's purchase of the publicly-held shares of IG Laboratories, Inc.("IG") in exchange for IG warrants. All proceeds from the exercise of these warrants will be allocated to the General Division (see "TR Designated Shares"). The outstanding warrants were issued under the following terms:

                                                EXERCISE
ISSUE                               NUMBER OF     PRICE
DATE    ISSUED TO                   WARRANTS    PER SHARE     EXERCISE PERIOD
- ----    ---------                   --------    ---------     ---------------
1989   Surgical Aids Partnership,
        the sales agent and its
        affiliates                  1,205,416      $16.01   November 1, 1991 to
                                       50,285       16.03    October 31, 1996
                                      666,399       22.91

1992   Investors in Neozyme II:
         Series N                   2,415,000      $38.25   Through December 31, 1996
         Callable                   2,415,000   See below   January 1, 1997 to
                                                             December 31, 1998 unless
                                                             otherwise terminated

1995   Dr. Richard Warren               6,005      $42.67   Through September 30, 2000

         The warrants issued to the Surgical Aids Partnership were issued in consideration for the granting to Genzyme of an exclusive right to purchase all of the outstanding partnership interests of the Surgical Aids Partnership.

         The warrants issued to investors of Neozyme II were granted in consideration

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

of the option to purchase the callable common stock of Neozyme II and had an appraised fair value of $16,905,000. The Callable Warrants automatically terminate upon General Division's exercise of its option to purchase all of the callable common stock of Neozyme II. These warrants have an exercise price equal to the sum of the average of the closing sale prices of one share of General Division Stock and .135 share of TR Stock for the 20 trading days immediately preceding the exercise thereof.

         Warrant activity is summarized below:

                                                                  WARRANTS          WARRANT PRICE
        Outstanding at December 31, 1992...........              8,283,246          16.01 -  41.31
            Exercised..............................               (123,180)         16.01 -  23.86
            Expired................................                 (4,062)         38.79 -  41.31
                                                                ----------

        Outstanding at December 31, 1993...........              8,156,004          16.01 -  38.25
            Exercised..............................             (2,197,774)         16.01 -  22.91
            Expired................................                (23,849)         16.01 -  22.91
                                                                ----------
        Outstanding at December 31, 1994...........              5,934,381          16.01 -  38.25
            Granted................................                  6,005                   42.67
            Exercised..............................               (343,145)         16.01 - 38.25
                                                                ----------
        Outstanding at December 31, 1995...........              5,597,241          16.01 - 42.67
                                                                ==========

         TR Designated Shares. Pursuant to Genzyme's Articles of Organization, as amended, TR Designated Shares are authorized shares of TR Stock which are not issued and outstanding, but which the Board may from time to time issue, sell or otherwise distribute without allocating the proceeds or other benefits of such issuance, sale or distribution to GTR. At the Effective Date, 5,000,000 TR Designated Shares were established. As a result of the distribution of approximately 3,300,000 shares of TR Stock to holders of General Division Stock, the number of TR Designated Shares were reduced by a corresponding amount. The remaining 1,700,000 TR Designated Shares were reserved for issuance upon the exercise of Genzyme stock options and warrants and the conversion of Genzyme's convertible notes which were outstanding on the Effective Date. TR Designated Share activity is summarized below:

                                                                       TR DESIGNATED
                                                                           SHARES
                                                                       -------------
        Established at Effective Date..................                  5,000,000
        Stock dividend to holders of
         Genzyme Common Stock..........................                 (3,356,713)
        Stock options exercised........................                       (168)
        Stock warrants exercised.......................                   (233,412)
                                                                        ----------
           Balance at December 31, 1994................                  1,409,707

        Stock options exercised........................                    (72,942)
        Stock warrants exercised.......................                    (46,244)
        ESPP shares issued                                                  (3,613)
                                                                        ----------
           Balance at December 31, 1995................                  1,286,908
                                                                        ==========

         The number of TR Designated Shares will be decreased by the number of shares of TR Stock issued by Genzyme, the proceeds of which are allocated to the General Division; the number of shares of TR Stock issued as a dividend to holders of General Division stock; and the number of shares of TR Stock issued upon the conversion of convertible securities, including the Notes, attributed to the General Division. In addition, the number of TR Designated Shares can be increased as a result of certain inter-division transactions. The remaining TR

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

Designated Shares are reserved for issuance upon the exercise of the Notes, the aforementioned warrants and the stock options which resulted from the conversion of Genzyme options into TR Stock and General Division Stock options (See Note
M).

NOTE D  RESEARCH AND DEVELOPMENT AGREEMENTS

         Revenues from research and development agreements with related parties include the following (dollars in thousands):

                                         FOR THE YEARS ENDED
                                             DECEMBER 31,
                                    ------------------------------
                                    1995          1994        1993
   Technology license fees........    $-            $-      $2,000
   Fees for research and
    development activities:

       Neozyme I..................     -             -       2,684
                                      --            --      ------
                                      $-            $-      $4,684
                                      ==            ==      ======

Neozyme I

         In 1990, GTR entered into a development contract with Neozyme I, whereby GTR was engaged to perform all research, development and clinical testing activities related to products and programs in the field of the Vianain(R) debriding product for which Neozyme I was licensed. GTR received $549,000 in 1990 under a technology license agreement (the "Agreement") pursuant to which GTR granted Neozyme I exclusive rights to manufacture and sell Vianain(R). In July 1993, GTR received an additional technology license fee of $2,000,000 from Neozyme I related to expansion of the field of the Vianain(R) debriding product. In December 1993, GTR exercised its option to purchase the Vianain(R) research program being funded by Neozyme I for a purchase price of $25,000,000 in cash. The transaction was accounted for as a purchase of in-process research and development and the value charged to operations in the fourth quarter of 1993.

Celtrix Pharmaceuticals, Inc.

         In connection with the Common Stock Purchase Agreement dated June 24, 1994 between Genzyme and Celtrix Pharmaceuticals, Inc. ("Celtrix"), GTR entered into a License and Development Agreement (the "License Agreement") with Celtrix. The License Agreement granted GTR worldwide rights (excluding Asia) to manufacture and market products based on Transforming Growth Factor Beta2 for certain applications. In exchange, GTR agreed to fund development work relating to the products at both Celtrix and the General Division and to make milestone and royalty payments to Celtrix.

NOTE E  ACQUISITION OF BIOSURFACE TECHNOLOGY, INC.

         On December 15, 1994, Genzyme acquired BioSurface Technology, Inc. ("BST") by issuing .575 of one share of TR Stock for each share of BST common stock. In the aggregate, 5,000,000 shares of TR Stock, valued at $25,312,500, were issued representing 50% of the initial equity interest in GTR. The acquisition was accounted for as a purchase. Accordingly, the associated net assets and operations of BST have been included in GTR's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $11,215,000, was charged to in-process research and development.

         The following summary, prepared on a pro forma basis, presents the

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

consolidated results of operations as if BST had been acquired at the beginning of the periods presented. This pro forma summary does not necessarily reflect the results of operations as they would have been if GTR and BST constituted a single entity during the periods presented and is not necessarily indicative of results which may be obtained in the future.

                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                               1994                1993
                                         (Unaudited)         (Unaudited)
         --------------------------------------------------------------
                        (Dollars in thousands, except per share amounts)
         Revenues.......................   $  6,320            $ 10,393
         Net loss.......................    (12,606)            (31,617)
         Pro forma net loss per share...      (1.51)              (3.78)

NOTE F  INVESTMENTS

         Investments in marketable securities at December 31 consisted of the following (dollars in thousands):

                                                    1995              1994
                                              ---------------------------------
                                                       MARKET            MARKET
     (DOLLARS IN THOUSANDS)                     COST    VALUE     COST    VALUE
     --------------------------------------------------------------------------
     Short Term:
         Federal agency notes.........        $1,035   $1,036   $    -   $    -
         Corporate notes..............         2,776    2,776        -        -
         U.S. Treasury notes..........         3,031    3,020    6,063    5,918
                                              ------   ------   ------   ------
                                              $6,842   $6,832   $6,063   $5,918
                                              ======   ======   ======   ======
     Long Term:
         U.S. Treasury notes..........        $    -   $    -   $2,007   $1,897
                                              ======   ======   ======   ======

         Gross unrealized losses in the investment portfolio at December 31, 1995 were $10,000 as compared to $255,000 at December 31, 1994.

         Information regarding the range of contractual maturities of investments in debt securities at December 31, 1995 is as follows:

                                                                       MARKET
     (DOLLARS IN THOUSANDS)                            COST             VALUE
     ------------------------------------------------------------------------
       Within 1 year.................                $6,842            $6,832
                                                     ======            ======

NOTE G  INVENTORIES

         Inventories at December 31 consist of the following:

              (DOLLARS IN THOUSANDS)                   1995             1994
              --------------------------------------------------------------
              Raw materials..............              $107              $55
              Work-in-process............               654               21
                                                       ----              ---
                                                       $761              $76
                                                       ====              ===

NOTE H  PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment at December 31 includes the following:

              (DOLLARS IN THOUSANDS)                       1995            1994
              -----------------------------------------------------------------
              Laboratory equipment...................    $1,180          $1,266
              Computer and office equipment..........       978              21

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

              Leasehold improvements.................       282             195
              Assets under construction                     179               -
                                                         ------          ------
                                                          2,619           1,482
              Less accumulated depreciation..........      (657)            (26)
                                                         ------          ------
                                                         $1,962          $1,456
                                                         ======          ======

         The net book value of laboratory, computer and office equipment under capital leases at December 31, 1995 and 1994 totaled $146,000 and $470,000, respectively.

         Depreciation expense was $628,000, $26,000 and $0 in 1995, 1994 and 1993, respectively.

NOTE I  ACCRUED EXPENSES

         Accrued expenses at December 31 include the following:

              (DOLLARS IN THOUSANDS)                     1995            1994
              ---------------------------------------------------------------
              Professional fees......................  $  207          $2,178
              Compensation...........................     926             849
              Royalties..............................      96             106
              Other..................................     120              87
                                                       ------          ------
                                                       $1,349          $3,220
                                                       ======          ======

NOTE J  LEASE COMMITMENTS

Capital Leases

         GTR leases certain laboratory, computer and office equipment under capital leases. In connection with master lease agreements, GTR has granted the lessors certain security interests in a certificate of deposit. This collateral of approximately $293,000 is included in other noncurrent assets at December 31, 1995.

Operating Leases

         Total rent expense under operating leases was $1,403,000 and $1,352,000 in 1995 and 1994, respectively. GTR leases facilities and personal property under certain operating leases in excess of one year.

       Future minimum payments due under GTR's capital and operating leases are as follows:

                                                      CAPITAL           OPERATING
         (DOLLARS IN THOUSANDS)                        LEASES            LEASES
         ------------------------------------------------------------------------
         1996................................           $173             $ 1,674
         1997................................              -               1,630
         1998................................              -               1,566
         1999................................              -               1,561
         2000................................              -               1,561
         Thereafter..........................              -               5,115
                                                        ----             -------
            Total minimum payments...........            173              13,107
         Less: interest......................              4                   -
                                                        ----             -------
                                                        $169             $13,107
                                                        ====             =======

NOTE K  INCOME TAXES

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

       The following summarizes GTR's provision for (benefit from) income taxes (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                   1995             1994          1993
                                                   ----             ----          ----
         Federal income taxes:
              Current...........................   $  -            $(132)        $ 132
              Deferred..........................      -              132          (132)
         State income taxes:
              Current...........................      -                -            38
              Deferred..........................      -                -             -
                                                   ----            -----         -----
         Total income tax expense (benefit).....   $  -            $   -         $  38
                                                   ====            =====         =====

         The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                     1995            1994          1993
                                                     ----            ----          ----
         U.S. Federal income tax statutory rate..   (35.0)%         (35.0)%       (34.0)%
         State income taxes, net of federal
          benefit................................    (5.2)           (6.0)          0.2
         Deductions subject to deferred tax
          valuation allowance....................    40.2            41.0          35.0
         Benefit from net operating loss
          carryforward...........................       -               -          (1.0)
                                                    -----           -----         -----
         Effective tax rate......................       -%              -%           .2%
                                                    =====           =====         =====

         At December 31, 1995 and 1994, the components of deferred tax assets and liabilities were as follows (in thousands):

                                                     1995              1994
                                                     ----              ----
       Deferred assets
         Net operating loss carryforward......   $ 11,865          $  2,368
         Intangible amortization..............      8,415             9,055
                                                 --------          --------
            Total deferred tax assets.........     20,280            11,423
         Tax benefit allocated to
          General Division....................    (20,280)          (11,423)
                                                 --------          --------
            Net deferred tax assets...........   $      -          $      -
                                                 ========          ========

         The deferred tax assets of GTR cannot be utilized by the Division to offset or reduce current or deferred income tax expense. Accordingly, the deferred tax assets have been allocated to the General Division.

         GTR reports current and deferred tax assets and liabilities as a net intercompany payable or receivable. GTR's 1995 tax expense has been funded by Genzyme.

NOTE L  BENEFIT PLANS

         Genzyme has a domestic employee savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees of GTR. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which are matched by GTR. GTR made $35,587 and $0 in contributions to the plan in 1995 and 1994, respectively.

NOTE M  GENERAL DIVISION FUNDING COMMITMENT AND PURCHASE OPTION

                         GENZYME TISSUE REPAIR DIVISION
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

         Genzyme's former obligation to allocate up to $30 million in cash from the General Division to GTR in the period through June 1998 (the "Funding Commitment") was eliminated by the consummation of GTR's public offering on September 22, 1995, which provided GTR with $42.4 million in net proceeds from the offering after underwriting discounts. Notwithstanding the elimination of the Funding Commitment, Genzyme still has an option to allocate to GTR, at $10 per TR Designated Share, up to $30 million from the General Division (the "Purchase Option"). Consequently, a maximum of 3,000,000 of TR Designated Shares may be issued in connection with the exercise of the Purchase Option.

NOTE N  QUARTERLY RESULTS (UNAUDITED)

         Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended December 31, 1995 and 1994 are displayed in the following table:

                                       1ST              2ND               3RD              4TH
                                       QTR              QTR               QTR              QTR
                                       ---              ---               ---              ---
1995
Net sales.....................     $ 1,030          $ 1,247           $ 1,435         $  1,508
Gross profit(loss)............         305              367                85             (268)
Net loss......................      (3,942)          (5,027)           (5,382)          (7,679)
Loss per common share.........       (0.45)           (0.57)            (0.59)           (0.64)

1994
Net sales.....................     $     -          $     -           $     -         $    324
Gross profit(loss)............           -                -                 -               37
Net loss (1)..................        (815)          (1,129)           (1,059)         (12,747)
Loss per common share (1).....       (0.25)           (0.34)            (0.32)           (3.56)

- ----------------
(1) Includes special charges related to the purchase of in-process research and development in the fourth quarter of $11,215 (See Note E).

NOTE O SUBSEQUENT EVENTS

         In January 1996, GTR acquired certain real estate in Framingham, Massachusetts for $6.8 million in cash, of which $5.7 million was allocated to buildings and $1.1 million was allocated to land based on appraised values.

         In March 1996, GTR utilized $8.0 million of the Company's $15.0 million line of credit with Fleet Bank of Massachusetts.

         In March 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt two amendments to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). These amendments would increase the aggregate number of shares of shares of TR Stock that may be subject to grants under the Equity Plan from 2,000,000 to 3,300,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

                         GENZYME TISSUE REPAIR DIVISION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

============================================================================================================================

          Column A                                 Column B               Column C                   Column D      Column E
- ----------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                   ----------------------
                                                    Balance at     Charged to    Charged                           Balance
                                                    beginning      Costs and     to Other                          at end
        Description                                 of period      Expenses      Accounts            Deductions    of Period
- ----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
Allowance for doubtful accounts ..........          $176,800       $210,000                          $61,600(1)    $325,200

Year ended December 31, 1994:
Allowance for doubtful accounts ..........                --                     $176,800(2)                       $176,800


- -------------
(1)   Uncollectible accounts written off, net of recoveries.
(2)   Reserve acquired in acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Securities Exchange Act Reporting" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders:

     "Election of Directors - Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from (1) the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders, and (2) from the discussion herein under Item 1 "Business - Related Entities."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS

     The financial statements are listed under Part II, Item 8 of this Report.

     2. FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules are listed under Part II, Item 8 of this Report.

     3. EXHIBITS

     The exhibits are listed below under Part IV, Item 14(c) of this report.

(B)  REPORTS ON FORM 8-K

     Reports on Form 8-K were filed with the Commission during the fourth quarter of 1995 to report the following items as of the dates indicated:

     - Genzyme filed a report on Form 8-K dated October 12, 1995 reporting under Item 5 of Form 8-K the acquisition of its majority-owned subsidiary, IG Laboratories, Inc. ("IG Labs") in a transaction in which IG Labs was merged with and into Genzyme. The report incorporated by reference the contents of Genzyme's press release dated September 29, 1995.

(C)  EXHIBITS

EXHIBIT                           DESCRIPTION
  NO.                             -----------
- -------

*3.1     - Articles of Organization of Genzyme. Filed as Exhibit 3.1 to
           Genzyme's Form 10-K for 1994..

*3.2     - By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated
           December 31, 1991.

*4.1     - Amended and Restated Rights Agreement, dated as of October 13, 1994 between Genzyme and American Stock Transfer and Trust Company. Filed as Exhibit 4 to Genzyme's Form 8-K dated December 29, 1994.

*4.2     - Indenture dated as of October 11, 1991 between Genzyme and State
           Street Bank and Trust Company. Filed as Exhibit 4.1 to Genzyme's Form 8-K dated October 11, 1991.

*4.3     - First Supplement dated as of December 20, 1991 to Indenture dated as of October 11, 1991 between Genzyme and State Street Bank and Trust Company. Filed as Exhibit 4.1 to Genzyme's Form 8-K dated December 31, 1991.

*4.4     - Global Note of Genzyme in the principal amount of $100,000,000 dated
           October 11, 1991, payable to Cede and Co., as nominee for The Depository Trust Company. Filed as Exhibit 4.2 to Genzyme's Form 8-K dated October 11, 1991.

*4.5     - Specimen Warrant to purchase Genzyme Common Stock issued to limited partners of Genzyme Development Partners, L.P. on November 3, 1989. Filed as Exhibit 4.3 to Genzyme's Form 10-K for 1990.

*4.6     - Specimen Warrant to purchase Genzyme Common Stock issued to limited partners of Genzyme's Development Partners, L.P. on November 10, 1989. Filed as Exhibit 4.4 to Genzyme's Form 10-K for 1990.

*4.7     - Specimen Warrant to purchase Genzyme Common Stock issued to Paine
           Webber Development Company on November 10, 1989. Filed as Exhibit 4.5 to Genzyme's Form 10-K for 1990.

EXHIBIT                           DESCRIPTION
  NO.                             -----------
- -------
*4.8     - Specimen Series N Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II Corporation ("Neozyme II"). Filed as
           Exhibit 28.5 to Genzyme's Form 10-Q for March 31, 1992.

*4.9     - Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form 10-Q for March 31, 1992.

*10.1    - Leases by Whatman Reeve Angel Limited to Whatman Biochemicals Limited
           dated May 1, 1981. Filed as Exhibit 10.12 to Genzyme's Registration Statement on Form S-1, File No. 33-4904.

*10.2    - Lease dated as of September 15, 1989 for 95-111 Binney Street,
           Cambridge, Massachusetts between Genzyme and the Trustees of the Cambridge East Trust. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1992, and incorporated herein by reference. First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1993.

*10.3    - Lease dated December 20, 1988 for Building 1400, One Kendall Square,
           Cambridge, Massachusetts between Genzyme and the Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31, 1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for 1988, and incorporated herein by reference. Addendum dated September 20, 1991 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form 10-Q dated September 30, 1991, and incorporated herein by reference. Addenda dated August 2, 1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form 10-K for 1993.

*10.4    - Lease dated December 20, 1988 for Building 700, One Kendall Square,
           Cambridge, Massachusetts between Genzyme and Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as Exhibit 10.19 to Genzyme's Form 10-K for 1988.

*10.5    - Lease dated September 30, 1985 for 51 New York Avenue, Framingham,
           Massachusetts. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Amendment No. 1, dated October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.

*10.6    - Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
           Massachusetts between BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1, File No. 33-55874.

*10.7    - Sublease Lease dated May 22, 1992 for three buildings at 74-84 New
           York Avenue, Framingham, Massachusetts between Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to Genzyme's Form 10-K for 1993.

EXHIBIT                           DESCRIPTION
  NO.                             -----------
- -------
*10.8    - Lease dated May 22, 1992 for three buildings at 74-84 New York
           Avenue, Framingham, Massachusetts between Genzyme and Mark L. Fins, David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as
           Exhibit 10.8 to Genzyme's Form 10-K for 1993.

*10.9    - Lease dated June 1, 1992 for land at Allston Landing, Allston,
           Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.

*10.10   - Underlease for Block 13 building at Kings Hill Business Park West
           Malling Kent among Rouse and Associates Block 13 Limited, Genzyme
           (UK) Limited and Genzyme Corporation. Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on March 2, 1992.

*10.11   - Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.12   - Cross License Agreement dated as of September 13, 1989 between
           Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
           Exhibit 10(bb) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.13   - Development Agreement dated as of September 13, 1989 between Genzyme
           Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(cc) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.14   - Amendment No. 1 dated January 4, 1994 to Development Agreement dated as of September 13, 1989 between Genzyme and Genzyme Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993.

*10.15   - Notice dated January 4, 1994 from Genzyme to Genzyme Development
           Partners, L.P. Filed as Exhibit 10.15 to Genzyme's Form 10-K for
           1993.

*10.16   - Notice dated January 13, 1995 from Genzyme to Genzyme Development
           Partners, L.P. Filed as Exhibit 10.16 to Genzyme's Form 10K for
           1994.

 10.17 Notice dated February 22, 1996 from Genzyme to Genzyme Development Partners, L.P. Filed herewith.

*10.18   - Partnership Purchase Option Agreement dated as of September 13, 1989 between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P. each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit 10(dd) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

EXHIBIT                           DESCRIPTION
  NO.                             -----------
- -------
*10.19   - Partnership Purchase Agreement, undated and unexecuted, between
           Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.20   - Joint Venture Agreement dated as of September 13, 1989 between
           Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
           Exhibit 10(ff) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.21   - Technology License and Supply Agreement dated as of September 8, 1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1990.**

*10.22   - 1988 Director Stock Option Plan. Filed as Annex VIII to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.23   - 1990 Equity Incentive Plan. Filed as Annex VII to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.24   - 1990 Employee Stock Purchase Plan. Filed as Annex IX to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.25   - Executive Employment Agreement dated as of January 1, 1990 between
           Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.

*10.26   - Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.33 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.32 to Genzyme's Form 10-K for 1993.

*10.27   - Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.33 to Genzyme's Form 10-K for 1993.

*10.28   - Consulting Agreement dated March 1, 1993 between Genzyme and Henry E.
           Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for 1992, and incorporated herein by reference. Consulting Agreement dated February 3, 1994 between Genzyme and Henry E. Blair. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 1993.

*10.29   - Technology License Agreement dated April 28, 1992 between Genzyme and
           Neozyme II. Filed as Exhibit 28.7 to Genzyme's Form 10-Q for March 31, 1992.

EXHIBIT                           DESCRIPTION
  NO.                             -----------
- -------

*10.30   - Research and Development Agreement dated April 28, 1992 between
           Genzyme and Neozyme II. Filed as Exhibit 28.8 to Genzyme's Form 10-Q for March 31, 1992.

*10.31   - Purchase Option Agreement dated April 28, 1992 among Genzyme,
           PaineWebber Incorporated, Shearson Lehman Brothers, Inc., Cowen & Company, PaineWebber International (U.K.) Ltd., and Lehman Brothers International Limited. Filed as Exhibit 28.9 to Genzyme's Form 10-Q for March 31, 1992.

*10.32   - Administrative Agreement dated April 28, 1992 between Genzyme and
           Neozyme II. Filed as Exhibit 28.10 to Genzyme's Form 10-Q for March 31, 1992.

*10.33   - Series 1992 Note of Neozyme II dated April 28, 1992. Filed as Exhibit
           28.11 to Genzyme's Form 10-Q for March 31, 1992.

*10.34   - Amendment No. 1 to Technology License Agreement and Research and
           Development Agreement between Genzyme and Neozyme II dated as of August 11, 1993. Filed as Exhibit 10.42 to Genzyme's Form 10-K for 1993.

*10.35   - Technology Transfer Agreement between Genzyme and Genzyme Transgenics
           Corporation ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.36   - Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.37   - Services Agreement between Genzyme and GTC dated as of May 1, 1993.
           Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.38   - Series A Convertible Preferred Stock Purchase Agreement between
           Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

 10.39 - Convertible Debt and Development Funding Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed herewith.

*10.40   - Common Stock Purchase Agreement between Argus Pharmaceuticals, Inc.
           and Genzyme Corporation dated as of September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993.* *

*10.41   - Agreement and Plan of Reorganization dated as of July 25, 1994, as amended, among Genzyme Corporation, Phoenix Acquisition Corporation and BioSurface Technology, Inc. Filed as Annex X to Genzyme's Registration Statement on Form S-4, File No. 33-83346.

*10.42   - Agreement and Plan of Merger dated as of January 11, 1996 among
           Genzyme, Genetrix, Inc and the Principal Stockholders of Genetrix. Filed as Exhibit 2 to Genzyme's Regristration Statement on Form S-4, File No. 333-1105.

EXHIBIT                           DESCRIPTION
  NO.                             -----------
- -------

*10.43   - License and Development Agreement between Celtrix Pharmaceuticals,
           Inc. ("Celtrix") and Genzyme Corporation dated as of June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. **

*10.44   - Common Stock Purchase Agreement dated as of June 24, 1994 between
           Celtrix and Genzyme Corporation. Filed as Exhibit A to Schedule 13D filed by Genzyme on July 5, 1994.

11       - Computation of weighted average shares used in computing per share amounts. Filed herewith.

21       - Subsidiaries of the Registrant. Filed herewith.

23.1     - Consent of Coopers & Lybrand L.L.P. Filed herewith.

23.2     - Consent of Coopers & Lybrand L.L.P. relating to the Annual Report of
           Genzyme Corporation Retirement Savings Plan on Form 11-K. To be filed by amendment.

27.1     - Financial Data Schedule for Genzyme General Division (for EDGAR
           filing purposes only).

27.2     - Financial Data Schedule for Genzyme Tissue Repair Division (for
           EDGAR filing purposes only).

99       - Information, financial statements and exhibits required by Form 11-K with respect to the Genzyme Corporation Retirement Savings Plan. To be filed by amendment.

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

* * Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.40 and 10.43.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Exhibits 10.22 through 10.28 above are management contracts or compensatory plans or arrangements in which the executive officers or directors of Genzyme participate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                              GENZYME CORPORATION

                                              By: /s/David J. McLachlan
                                                  ------------------------------
                                                  David J. McLachlan
                                                  Senior Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURES                            TITLE                        DATE
- ----------                            -----                        ----
/s/Henri A. Termeer                   Director and Principal       March 29, 1996
- ---------------------------------     Executive Officer
Henri A. Termeer

/s/Constantine E. Anagnostopoulos     Director                     March 29, 1996
- ---------------------------------
Constantine E. Anagnostopoulos

/s/Douglas A. Berthiaume              Director                     March 29, 1996
- ---------------------------------
Douglas A. Berthiaume

/s/Henry E. Blair                     Director                     March 29, 1996
- ---------------------------------
Henry E. Blair

/s/Charles L. Cooney                  Director                     March 29, 1996
- ---------------------------------
Charles L. Cooney

/s/Henry R. Lewis                     Director                     March 29, 1996
- ---------------------------------
Henry R. Lewis

/s/Robert J. Carpenter                Director                     March 29, 1996
- ---------------------------------
Robert J. Carpenter

/s/David J. McLachlan                 Principal Financial and      March 29, 1996
- ---------------------------------     Accounting Officer
David J. McLachlan

EXHIBIT                                                                            PAGE
  NO.                             DESCRIPTION                                       NO.
- -------                           -----------                                      ----
                                 EXHIBIT INDEX

*3.1     - Articles of Organization of Genzyme. Filed as Exhibit 3.1 to
           Genzyme's Form 10-K for 1994..

*3.2     - By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated
           December 31, 1991.

*4.1     - Amended and Restated Rights Agreement, dated as of October 13, 1994 between Genzyme and American Stock Transfer and Trust Company. Filed
           as Exhibit 4 to Genzyme's Form 8-K dated December 29, 1994.

*4.2     - Indenture dated as of October 11, 1991 between Genzyme and State
           Street Bank and Trust Company. Filed as Exhibit 4.1 to Genzyme's Form
           8-K dated October 11, 1991.

*4.3     - First Supplement dated as of December 20, 1991 to Indenture dated as of October 11, 1991 between Genzyme and State Street Bank and Trust
           Company. Filed as Exhibit 4.1 to Genzyme's Form 8-K dated December
           31, 1991.

*4.4     - Global Note of Genzyme in the principal amount of $100,000,000 dated
           October 11, 1991, payable to Cede and Co., as nominee for The
           Depository Trust Company. Filed as Exhibit 4.2 to Genzyme's Form 8-K
           dated October 11, 1991.

*4.5     - Specimen Warrant to purchase Genzyme Common Stock issued to limited partners of Genzyme Development Partners, L.P. on November 3, 1989.
           Filed as Exhibit 4.3 to Genzyme's Form 10-K for 1990.

*4.6     - Specimen Warrant to purchase Genzyme Common Stock issued to limited partners of Genzyme's Development Partners, L.P. on November 10,
           1989. Filed as Exhibit 4.4 to Genzyme's Form 10-K for 1990.

*4.7     - Specimen Warrant to purchase Genzyme Common Stock issued to Paine
           Webber Development Company on November 10, 1989. Filed as Exhibit 4.5
           to Genzyme's Form 10-K for 1990.


EXHIBIT                                                                            PAGE
  NO.                             DESCRIPTION                                       NO.
- -------                           -----------                                      ----
*4.8     - Specimen Series N Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II Corporation ("Neozyme II"). Filed as
           Exhibit 28.5 to Genzyme's Form 10-Q for March 31, 1992.

*4.9     - Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form
           10-Q for March 31, 1992.

*10.1    - Leases by Whatman Reeve Angel Limited to Whatman Biochemicals Limited
           dated May 1, 1981. Filed as Exhibit 10.12 to Genzyme's Registration
           Statement on Form S-1, File No. 33-4904.

*10.2    - Lease dated as of September 15, 1989 for 95-111 Binney Street,
           Cambridge, Massachusetts between Genzyme and the Trustees of the
           Cambridge East Trust. Filed as Exhibit 10.2 to Genzyme's Form 10-K
           for 1992, and incorporated herein by reference. First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
           Form 10-K for 1993.

*10.3    - Lease dated December 20, 1988 for Building 1400, One Kendall Square,
           Cambridge, Massachusetts between Genzyme and the Trustees of Old
           Binney Realty Trust, as amended by letters dated December 20, 1988,
           January 19, 1989 and January 31, 1989. Filed as Exhibit 10.18 to
           Genzyme's Form 10-K for 1988, and incorporated herein by reference.
           Addendum dated September 20, 1991 to Lease for Building 1400, One
           Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 19.1 to
           Genzyme's Form 10-Q dated September 30, 1991, and incorporated herein by reference. Addenda dated August 2, 1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts.
           Filed as Exhibit 10.3 to Genzyme's Form 10-K for 1993.

*10.4    - Lease dated December 20, 1988 for Building 700, One Kendall Square,
           Cambridge, Massachusetts between Genzyme and Trustees of Old Kendall
           Realty Trust, as amended by letters dated December 20, 1988 and
           January 31, 1989. Filed as Exhibit 10.19 to Genzyme's Form 10-K for
           1988.

*10.5    - Lease dated September 30, 1985 for 51 New York Avenue, Framingham,
           Massachusetts. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1990,
           and incorporated herein by reference. Amendment No. 1, dated October
           11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51
           New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.5 to
           Genzyme's Form 10-K for 1993.

*10.6    - Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
           Massachusetts between BioSurface Technology, Inc. ("BioSurface") and
           Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to
           BioSurface's Registration Statement on Form S-1, File No. 33-55874.

*10.7    - Sublease Lease dated May 22, 1992 for three buildings at 74-84 New
           York Avenue, Framingham, Massachusetts between Genzyme and Prime
           Computer, Inc. Filed as Exhibit 10.7 to Genzyme's Form 10-K for 1993.




EXHIBIT                                                                            PAGE
  NO.                             DESCRIPTION                                       NO.
- -------                           -----------                                      ----
*10.8    - Lease dated May 22, 1992 for three buildings at 74-84 New York
           Avenue, Framingham, Massachusetts between Genzyme and Mark L. Fins,
           David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as
           Exhibit 10.8 to Genzyme's Form 10-K for 1993.

*10.9    - Lease dated June 1, 1992 for land at Allston Landing, Allston,
           Massachusetts between Allston Landing Limited Partnership and the
           Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's
           Form 10-K for 1993.

*10.10   - Underlease for Block 13 building at Kings Hill Business Park West
           Malling Kent among Rouse and Associates Block 13 Limited, Genzyme
           (UK) Limited and Genzyme Corporation. Filed as Exhibit 10.11 to
           Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on March 2, 1992.

*10.11   - Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and
           each of the Limited Partners named therein. Filed as Exhibit 10(aa)
           to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.12   - Cross License Agreement dated as of September 13, 1989 between
           Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
           Exhibit 10(bb) to Genzyme's Registration Statement on Form S-4, File
           No. 33-32343.

*10.13   - Development Agreement dated as of September 13, 1989 between Genzyme
           Corporation and Genzyme Development Partners, L.P. Filed as Exhibit
           10(cc) to Genzyme's Registration Statement on Form S-4, File No.
           33-32343.

*10.14   - Amendment No. 1 dated January 4, 1994 to Development Agreement dated as of September 13, 1989 between Genzyme and Genzyme Development
           Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for
           1993.

*10.15   - Notice dated January 4, 1994 from Genzyme to Genzyme Development
           Partners, L.P. Filed as Exhibit 10.15 to Genzyme's Form 10-K for
           1993.

*10.16   - Notice dated January 13, 1995 from Genzyme to Genzyme Development
           Partners, L.P. Filed as Exhibit 10.16 to Genzyme's Form 10K for
           1994.

 10.17     Notice dated February 22, 1996 from Genzyme to Genzyme Development
           Partners, L.P. Filed herewith.

*10.18   - Partnership Purchase Option Agreement dated as of September 13, 1989 between Genzyme Corporation, Genzyme Development Corporation II,
           Genzyme Development Partners, L.P. each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit 10(dd) to Genzyme's
           Registration Statement on Form S-4, File No. 33-32343.




EXHIBIT                                                                            PAGE
  NO.                             DESCRIPTION                                       NO.
- -------                           -----------                                      ----
*10.19   - Partnership Purchase Agreement, undated and unexecuted, between
           Genzyme Corporation, Genzyme Development Corporation II, Genzyme
           Development Partners, L.P., each Class A Limited Partner and the
           Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee)
           to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.20   - Joint Venture Agreement dated as of September 13, 1989 between
           Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
           Exhibit 10(ff) to Genzyme's Registration Statement on Form S-4, File
           No. 33-32343.

*10.21   - Technology License and Supply Agreement dated as of September 8, 1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to Genzyme's Form
           10-K for 1990.**

*10.22   - 1988 Director Stock Option Plan. Filed as Annex VIII to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.23   - 1990 Equity Incentive Plan. Filed as Annex VII to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.24   - 1990 Employee Stock Purchase Plan. Filed as Annex IX to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.25   - Executive Employment Agreement dated as of January 1, 1990 between
           Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's
           Form 10-K for 1990.

*10.26   - Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.33 to Genzyme's
           Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.32 to
           Genzyme's Form 10-K for 1993.

*10.27   - Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's
           Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.33 to
           Genzyme's Form 10-K for 1993.

*10.28   - Consulting Agreement dated March 1, 1993 between Genzyme and Henry E.
           Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for 1992, and
           incorporated herein by reference. Consulting Agreement dated February
           3, 1994 between Genzyme and Henry E. Blair. Filed as Exhibit 10.35 to
           Genzyme's Form 10-K for 1993.

*10.29   - Technology License Agreement dated April 28, 1992 between Genzyme and
           Neozyme II. Filed as Exhibit 28.7 to Genzyme's Form 10-Q for March
           31, 1992.





EXHIBIT                                                                            PAGE
  NO.                             DESCRIPTION                                       NO.
- -------                           -----------                                      ----
*10.30   - Research and Development Agreement dated April 28, 1992 between
           Genzyme and Neozyme II. Filed as Exhibit 28.8 to Genzyme's Form 10-Q
           for March 31, 1992.

*10.31   - Purchase Option Agreement dated April 28, 1992 among Genzyme,
           PaineWebber Incorporated, Shearson Lehman Brothers, Inc., Cowen &
           Company, PaineWebber International (U.K.) Ltd., and Lehman Brothers
           International Limited. Filed as Exhibit 28.9 to Genzyme's Form 10-Q
           for March 31, 1992.

*10.32   - Administrative Agreement dated April 28, 1992 between Genzyme and
           Neozyme II. Filed as Exhibit 28.10 to Genzyme's Form 10-Q for March
           31, 1992.

*10.33   - Series 1992 Note of Neozyme II dated April 28, 1992. Filed as Exhibit
           28.11 to Genzyme's Form 10-Q for March 31, 1992.

*10.34   - Amendment No. 1 to Technology License Agreement and Research and
           Development Agreement between Genzyme and Neozyme II dated as of
           August 11, 1993. Filed as Exhibit 10.42 to Genzyme's Form 10-K for
           1993.

*10.35   - Technology Transfer Agreement between Genzyme and Genzyme Transgenics
           Corporation ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.36   - Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the Registration Statement
           on Form S-1 of GTC (File No. 33-62872).

*10.37   - Services Agreement between Genzyme and GTC dated as of May 1, 1993.
           Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of
           GTC (File No. 33-62872).

*10.38   - Series A Convertible Preferred Stock Purchase Agreement between
           Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the
           Registration Statement on Form S-1 of GTC (File No. 33-62872).

 10.39   - Convertible Debt and Development Funding Agreement dated as of March
           29, 1996 between Genzyme and GTC.  Filed herewith.

*10.40   - Common Stock Purchase Agreement between Argus Pharmaceuticals, Inc.
           and Genzyme Corporation dated as of September 10, 1993. Filed as
           Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993.* *

*10.41   - Agreement and Plan of Reorganization dated as of July 25, 1994, as amended, among Genzyme Corporation, Phoenix Acquisition Corporation and BioSurface Technology, Inc. Filed as Annex X to Genzyme's
           Registration Statement on Form S-4, File No. 33-83346.

*10.42   - Agreement and Plan of Merger dated as of January 11, 1996 among
           Genzyme, Genetrix, Inc and the Principal Stockholders of Genetrix.
           Filed as Exhibit 2 to Genzyme's Regristration Statement on Form S-4,
           File No. 333-1105.


EXHIBIT                                                                            PAGE
  NO.                             DESCRIPTION                                       NO.
- -------                           -----------                                      ----
*10.43   - License and Development Agreement between Celtrix Pharmaceuticals,
           Inc. ("Celtrix") and Genzyme Corporation dated as of June 24, 1994.
           Filed as Exhibit 10.42 to Celtrix's Annual Report on Form 10-K for
           the fiscal year ended March 31, 1994. **

*10.44   - Common Stock Purchase Agreement dated as of June 24, 1994 between
           Celtrix and Genzyme Corporation. Filed as Exhibit A to Schedule 13D
           filed by Genzyme on July 5, 1994.

11       - Computation of weighted average shares used in computing per share amounts. Filed herewith.

21       - Subsidiaries of the Registrant. Filed herewith.

23.1     - Consent of Coopers & Lybrand L.L.P. Filed herewith.

23.2     - Consent of Coopers & Lybrand L.L.P. relating to the Annual Report of
           Genzyme Corporation Retirement Savings Plan on Form 11-K. To be filed by amendment.

27.1     - Financial Data Schedule for Genzyme General Division (for EDGAR
           filing purposes only).

27.2     - Financial Data Schedule for Genzyme Tissue Repair Division (for
           EDGAR filing purposes only).

99       - Information, financial statements and exhibits required by Form 11-K with respect to the Genzyme Corporation Retirement Savings Plan. To
           be filed by amendment.


* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

* * Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.40 and 10.43.