Form 10-Q
period 1996-03-31
GENZYME CORP
filed 1996-05-15
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to
                                                  -----    -----

                Commission file number                 0-14680
                                      --------------------------

                               GENZYME CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                          06-1047163
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Kendall Square, Cambridge, Massachusetts                      02139
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (617) 252-7500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X  No
                                           ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

           Class                                  Outstanding at April 30,1996:
           -----                                  -----------------------------

General Division Common Stock,
 $0.01 par value ("General Division Stock")                 33,642,444

Tissue Repair Division Common Stock,
 $0.01 par value ("TR Stock")                               12,572,489

Total number of pages in document - 62
Exhibit index located on page - 33

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1996


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Report on Form 10-Q for Genzyme Corporation (the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) decisions, and the timing of decisions, made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1996

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                               PAGE NO.
- -----------------------------                                               --------



ITEM 1.  Unaudited Condensed Financial Statements

    GENZYME CORPORATION AND SUBSIDIARIES

         Condensed Consolidated Statements of Operations for
          the Three Months Ended March 31, 1996 and 1995 ..............         4-5

         Condensed Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995 .......................................           6

         Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995 ..................           7

         Notes to Unaudited Condensed Consolidated Financial
          Statements...................................................        8-10

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................       11-14

    GENZYME GENERAL DIVISION

         Condensed Combined Statements of Operations for
          the Three Months Ended March 31, 1996 and 1995 ..............       15-16

         Condensed Combined Balance Sheets as of March 31,
          1996 and December 31, 1995 ..................................          17

         Condensed Combined Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995 ..................          18

         Notes to Unaudited Condensed Combined Financial Statements ...       19-21

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................       21-25

    GENZYME TISSUE REPAIR DIVISION

         Condensed Combined Statements of Operations for
          the Three Months Ended March 31, 1996 and 1995 ..............          26

         Condensed Combined Balance Sheets as of March 31,
          1996 and December 31, 1995 ..................................          27

         Condensed Combined Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995 ..................          28

         Notes to Unaudited Condensed Combined Financial Statements ...       29-30

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................       31-32

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K .............................          33

Signatures ............................................................          34

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



(DOLLARS IN THOUSANDS)                                  THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------------------------------
                                                              1996             1995
                                                              ----             ----

Revenues:

   Net product sales ...............................       $  92,815        $  68,271
   Net service sales ...............................          14,621           13,494
   Revenues from research and development contracts:
     Related parties ...............................           6,043            6,326
     Other .........................................              18               98
                                                           ---------        ---------
                                                             113,497           88,189
Operating costs and expenses:
   Cost of products sold ...........................          33,324           25,406
   Cost of services sold ...........................          10,653            8,676
   Selling, general and administrative .............          38,572           25,991
   Research and development (including research
    and development related to contracts) ..........          17,690           16,463
                                                           ---------        ---------
                                                             100,239           76,536
                                                           ---------        ---------

Operating income ...................................          13,258           11,653

Other income and (expenses):

   Minority interest in net loss of subsidiaries ...            --                365
   Equity in net loss of unconsolidated affiliate ..            (937)            (949)
   Investment income ...............................           4,492            1,765
   Interest expense ................................            (213)             (47)
                                                           ---------        ---------
                                                               3,342            1,134
                                                           ---------        ---------

Income before income taxes .........................          16,600           12,787
Provision for income taxes .........................          (6,308)          (4,731)
                                                           ---------        ---------

Net income .........................................       $  10,292        $   8,056
                                                           =========        =========



The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      THREE MONTHS ENDED MARCH 31
- -------------------------------------------------------------------------
                                                  1996          1995
                                                  ----          ----

ATTRIBUTABLE TO GENZYME GENERAL
     DIVISION STOCK:

Net income ..............................       $ 15,537       $ 10,371
Tax benefit allocated from Genzyme Tissue
   Repair Division ......................          3,497          1,627
                                                --------       --------
  Net income attributable to General
   Division Stock .......................       $ 19,034       $ 11,998
                                                ========       ========

Per common and common equivalent share:

Net income ..............................       $   0.53       $   0.43
                                                ========       ========

Average shares outstanding ..............         35,691         27,945
                                                ========       ========

Per common share assuming full dilution:

Net income ..............................       $   0.51       $   0.40
                                                ========       ========

Average fully diluted shares outstanding          37,096         29,970
                                                ========       ========


ATTRIBUTABLE TO GENZYME TISSUE REPAIR
 DIVISION STOCK:

Net loss attributable to TR Stock .......       $ (8,742)      $ (3,942)
                                                ========       ========

Per common share:

Net loss ................................       $  (0.71)      $  (0.45)
                                                ========       ========

Average shares outstanding ..............         12,246          8,751
                                                ========       ========





The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                       MARCH 31,       DECEMBER 31,
- -------------------------------------------------------------------------------------------
                                                               1996              1995
                                                               ----              ----

                       ASSETS

Current Assets:

   Cash and cash equivalents .........................       $ 102,446        $ 144,372
   Short-term investments ............................         182,228          112,303
   Accounts receivable, less allowance
    for doubtful accounts ............................          86,599           88,959
   Inventories .......................................          59,289           53,042
   Prepaid expenses and other current assets .........          13,066           12,531
   Deferred tax assets - current .....................           7,729            7,729
                                                             ---------        ---------
     Total current assets ............................         451,357          418,936

Property, plant and equipment, net ...................         345,164          329,423

Other Assets:

   Long-term investments .............................          52,629           69,561
   Note receivable - affiliate .......................           2,651              262
   Intangibles, net of accumulated amortization ......          28,708           29,934
   Deferred tax assets - noncurrent ..................          23,645           23,645
   Other noncurrent assets ...........................          33,946           33,440
                                                             ---------        ---------
                                                               141,579          156,842
                                                             ---------        ---------
                                                             $ 938,100        $ 905,201
                                                             =========        =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ..................................       $  12,969        $  21,980
   Accrued expenses ..................................          40,578           39,418
   Income taxes payable ..............................           7,080            1,316
   Deferred revenue ..................................           2,244            1,367
   Short-term borrowings .............................           8,000             --
   Current portion of long-term debt and capital
    lease obligations ................................           2,362            2,445
                                                             ---------        ---------
     Total current liabilities .......................          73,233           66,526

Noncurrent Liabilities:

   Long-term debt and capital lease obligations ......          24,286          124,473
   Other noncurrent liabilities ......................           8,784            8,995
                                                             ---------        ---------
                                                                33,070          133,468

Stockholders' Equity:

   General Division Stock, $.01 par value ............             336              312
   TR Stock, $.01 par value ..........................             126              121
   Treasury Stock - at cost ..........................            (882)            (882)
   Additional paid-in capital ........................         841,204          725,342
   Accumulated deficit ...............................          (6,866)         (17,158)
   Other equity adjustments ..........................          (2,121)          (1,528)
                                                             ---------        ---------
                                                               831,797          705,207
                                                             ---------        ---------
                                                             $ 938,100        $ 905,201
                                                             =========        =========


The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



(DOLLARS IN THOUSANDS)                                                  THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------------------------------
                                                                             1996              1995
                                                                             ----              ----

OPERATING ACTIVITIES:

   Net income ......................................................       $  10,292        $   8,056
   Reconciliation of net income to net cash provided
    by operating activities:
     Depreciation and amortization .................................           5,669            5,470
     Provision for bad debts .......................................           2,887            1,044
     Loss on sale of investments ...................................              --               85
     Loss on disposal of fixed assets ..............................              12                8
     Accrued interest/amortization on bonds ........................          (1,235)             270
     Minority interest in net loss of subsidiaries .................              --             (365)
     Equity in net loss of unconsolidated subsidiary ...............             937              949
     Other .........................................................             (13)             575
     Increase in cash from working capital:
       Accounts receivable .........................................          (1,102)           4,429
       Inventories .................................................          (6,814)          (3,384)
       Prepaid expenses and other current assets ...................            (631)            (463)
       Accounts payable, accrued expenses
        and deferred revenue .......................................             944           (4,240)
                                                                           ---------        ---------
       Net cash provided by operating activities ...................          10,946           12,434

INVESTING ACTIVITIES:

     Investment in unconsolidated affiliate ........................            (339)          (4,000)
     Loans to affiliate ............................................          (2,804)          (1,640)
     Purchases of investments ......................................         (73,361)         (11,014)
     Sales and maturities of investments ...........................          20,566           14,547
     Property, plant and equipment .................................         (20,482)         (13,224)
     Other noncurrent assets .......................................             (36)            (372)
                                                                           ---------        ---------
       Net cash from investing activities ..........................         (76,456)         (15,703)

FINANCING ACTIVITIES:

     Proceeds from issuance of common stock ........................          15,508            3,102
     Proceeds from issuance of common stock by subsidiary ..........              --               73
     Short-term borrowings under bank credit agreement .............           8,000               --
     Issuance of debt ..............................................              --              177
     Payments of debt and capital lease obligations ................            (253)         (39,204)
                                                                           ---------        ---------
       Net cash from financing activities ..........................          23,255          (35,852)

Effect of exchange rate changes on cash ............................             329           (1,115)
                                                                           ---------        ---------
Increase (decrease) in cash and cash
 equivalents .......................................................         (41,926)         (40,236)
Cash and cash equivalents, beginning of period .....................         144,372           63,542
                                                                           ---------        ---------
Cash and cash equivalents, end of period ...........................       $ 102,446        $  23,306
                                                                           =========        =========

Supplemental cash flow information: Cash paid during the period for:

     Interest ......................................................       $     603        $   1,248
     Income taxes ..................................................             345            6,258



Supplemental Disclosure of Non-Cash Transactions:
     Additional investment in unconsolidated affiliate -- Note 6

     Conversion of Subordinated Notes -- Note 8

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation:
       ----------------------

              These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Genzyme Corporation ("Genzyme" or the "Company") for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

              The financial statements for the three months ended March 31, 1996 and 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented.

2.     Accounting Policies:
       --------------------

              The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.     Investments:
       ------------

              As of March 31, 1996, the Company's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $326,000 and gross unrealized holding losses totaling approximately $554,000 were recorded as a net decrease to Stockholders' Equity.

              As of March 31, 1996, the carrying values of the Company's investments in Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals, Inc.), Celtrix Pharmaceuticals, Inc., IVF America, Inc. and North American Biologicals, Inc. (formerly Univax Biologics, Inc.), included in Other noncurrent assets in the unaudited, combined balance sheet, were adjusted to their respective market values. Gross unrealized holding gains of approximately $3,983,000 and gross unrealized holding losses of approximately $737,000 were recorded as a net increase to Stockholders' Equity.


4.     Inventories:
       ------------

                                                     March 31, 1996             December 31, 1995
                                                     --------------             -----------------

       Raw materials ..........................        $13,269,000                  $12,634,000
       Work-in-process ........................         22,655,000                   14,821,000
       Finished products ......................         23,365,000                   25,587,000
                                                       -----------                  -----------
                                                       $59,289,000                  $53,042,000
                                                       ===========                  ===========


5.     Provision for Income Taxes:
       ---------------------------

              The tax provision for the quarter ended March 31, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, Genzyme's share of losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three months ended March 31, 1996 as compared to 37% for the corresponding period in 1995.

6.     Additional Investment in Unconsolidated Affiliate:
       --------------------------------------------------

              In February 1996, Genzyme Transgenics Corporation ("GTC") obtained a short-term loan in the amount of $950,000 from Genzyme. The loan was repaid on March 31, 1996 with interest which had been accrued at a rate of 6 1/2% per annum.

              In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit provides for interest at 7% per year and is convertible into GTC's common stock at GTC's options up to an amount sufficient to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or at Genzyme's option at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million from Genzyme's General Division in March 1996 and converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996, which increased Genzyme's ownership in GTC to 47.8%.

7.     Short-Term Borrowing Arrangements:
       ----------------------------------

              Genzyme has an available line of credit with a commercial bank of $15.0 million which may be used by either the General or Tissue Repair Division. On March 29, 1996, Genzyme Tissue Repair Division ("GTR") borrowed $8.0 million under this line for a term of 48 days at an interest rate of approximately 6.05% primarily as short-term financing for land and buildings, acquired in January 1996, in Framingham, Massachusetts for $6.8 million, in cash, as part of the planned expansion of manufacturing capacity for the CARTICEL[SM] Service programs. Such interim financing will fund the purchase of and required renovations to these facilities until a suitable long-term financing arrangement can be secured.

8.     Long-Term Debt:
       ---------------

              In March 1996, holders of the Company's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received
       18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2,914,000 was credited to Stockholders' Equity.

9.     Equity Incentive Plan:
       ----------------------

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

10.    Subsequent Events:

              On April 30, 1996, the Company acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition will be accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $29.1 million will be allocated to Goodwill to be amortized over 11 years.

              On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of Genzyme Development Partners, L.P. (the "Partnership") for shares of Genzyme General Division Common Stock valued at $93 million at the time the offer was made. The withdrawal of the offer by Genzyme does not affect the respective rights and obligations of the Partnership and Genzyme under any of the existing agreements between the parties. Under the terms of these agreements, the Joint Venture formed between Genzyme and the Partnership will manufacture and market the Surgical Products in North America following FDA approval. The parties have begun negotiations to establish definitive terms for the operation of the Joint Venture, including the allocation between Genzyme and the Partnership of profits and losses from the Joint Venture.

                      GENZYME CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

         The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of Genzyme. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Revenue

        Total revenues for the three months ended March 31, 1996 were $113.5 million, an increase of 29% over the corresponding period in 1995. Product and service revenues were $107.4 million, an increase of 31% over the same period in 1995. Product revenues for the three months ending March 31, 1996 increased 36% to $92.8 million from $68.3 million for the corresponding period in 1995, reflecting sales increases of 18%, 25% and 226%, respectively, in the Therapeutic, Diagnostic Product and Pharmaceutical businesses. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[R] and Cerezyme[R] enzyme for which the rate of new patient accruals more than offset dosage reductions. The General Division's results of operations are highly dependent on these products which, with combined sales for the three months ended March 31, 1996 and 1995 of $58.8 million and $49.4 million, respectively, represented 63% and 72%, respectively of product sales. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably a 95% increase in Direct LDL[TM] test sales. The substantial increase in Pharmaceutical sales resulted primarily from sales of Melatonin which commenced in the third quarter of 1995. Service revenues for the three months ended March 31, 1996 increased 8% to $14.6 million from $13.5 million for the corresponding period in 1995 due to higher unit volume and pricing changes in the Diagnostic Services business of the General Division, a 22% increase in sales of GTR's Epicel[SM] skin grafts and $469,000 from the sale of the CARTICEL[SM] Service, GTR's cartilage repair service, which commenced in the first quarter of 1995.

       International sales represented approximately 37% of product sales for the first quarter of 1996 compared with approximately 42% for the first quarter of 1995. The decrease occurred despite a 32% increase in the combined international sales of Ceredase[R]/Cerezyme[R] enzyme due to the effect of exchange rates.

       Revenues from research and development contracts for the three months ended March 31, 1996 were $6.1 million, as compared to $6.4 million for the corresponding period in 1995, due primarily to a 6% decrease in Neozyme II revenue which resulted from a reduction in the external contract expenses incurred by the General Division on behalf of the Neozyme II development programs.

Margins and Operating Expenses
- ------------------------------

       Total gross margin for the quarters ended March 31, 1996 and 1995 were 59% and 58%, respectively. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter ended March 31, 1996 increased to 64% from 63% for the same period in 1995 due primarily to the high volume of Melatonin sales in the first quarter of 1996 and consistent margins in all other business lines. Service margins for the three months ended March 31, 1996 decreased to 27% from 36% due to costs associated with the creation of manufacturing capacity in GTR.

        Selling, general and administrative expenses for the three months ended March 31, 1996 were $38.6 million, an increase of 48% over the same period in 1995. As a percentage of total revenues, selling, general and administrative expenses were 34% compared to 29% for the corresponding period in 1995. The General Division's share of these expenses increased to $32.2 million from $24.2 million for the three months ending March 31, 1996 and 1995, respectively, or 33%, attributable to increased staffing in support of the growth in several product lines, most notably in support of the European introduction of the Surgical Products. GTR's selling, general and administrative expenses for the three months ended March 31, 1996 and 1995 were $6.2 million and $1.8 million, respectively, an increase of $4.4 million. This increase consisted of $2.6 million in increased direct charges for surgeon training costs and additional staffing related to GTR's CARTICEL[SM] Service, and a $1.8 million in services provided by the General Division on behalf of GTR's worldwide marketing efforts.

        Research and development expenses for the three months ended March 31, 1996 were $17.7 million, an increase of 7% over the same period in 1995. General Division research and development costs for the three months ended March 31, 1996 were $15.3 million, an increase of 12% over the same period in 1995 due to increased spending by the General Division on internal programs, including the HA Products. GTR's research and development expenses for the three months ended March 31, 1996 and 1995 were $2.4 million and $2.8 million, respectively, a decrease of 14%. The decrease in GTR's research and development expenses resulted from reduced spending on certain programs offset by product improvement and regulatory expenses in support of GTR's CARTICEL[SM] Service programs.

Other Income and Expenses

       Investment income for the quarter ended March 31, 1996 increased to $4.5 million from $1.8 million for the same period in 1995, due primarily to higher average cash and investment balances which resulted from GTR's public offering in September 1995, the General Division's public offering in October 1995 and the exercise of stock options and warrants.

         Interest expense for the quarter ended March 31, 1996 was $0.2 million, net of capitalized interest on construction in progress of $1.7 million. In March 1996, holders of the Company's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2,914,000 was credited to Division Equity. Accordingly, interest relating to the Notes declined 24% to $1.3 million from $1.7 million in the first quarter of 1995, due to the redemption which was completed in mid-March. The General Division also incurred interest expense of $0.4 million related to a $21.5 million mortgage note issued in the second quarter of 1995, $0.1 million related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

       The tax provision for the quarter ended March 31, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, Genzyme's share of losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38% for the three months ended March 31, 1996 as compared to 37% for the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 1996, the Company had cash, and cash equivalents and investments in marketable securities totaling $284.7 million, an increase of $28.0 million from December 31, 1995. In the first quarter of 1996, the Company spent $20.5 million on increased manufacturing capacity and loaned an additional $2.8 million to an unconsolidated affiliate. These expenditures were financed by operations, $10.9 million, and by the issuance of common stock through exercises of stock options and warrants, $15.5 million.

       As of March 31, 1996, the Company had accounts receivable of $86.6 million, a decrease of $2.4 million from December 31, 1995, due primarily to accelerated collections. Inventories increased $6.2 million, or 12%, to $59.3 million as of March 31, 1996 as compared to December 31, 1995. The increase was due primarily to support of increased business operations and, in part, to exchange rate fluctuations. In March 1996, GTR borrowed $8.0 million against Genzyme's $15.0 million line of credit with a commercial bank.

       Also in February 1996, the General Division renewed its commitment to continue funding, until February 28, 1997, the development of the HAL[TM] products on behalf of the Surgical Aids Partnership whose available funds were fullly expended in the first quarter of 1994.

        In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit provides for interest at 7% per year and is convertible into GTC's common stock at GTC's option up to an amount sufficient to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or at Genzyme's option at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million from Genzyme's General Division in March 1996 and converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996, which increased Genzyme's ownership in GTC to 47.8%.

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

SUBSEQUENT EVENTS

         On April 30, 1996, the Company acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $29.1 million will be allocated to Goodwill to be amortized over 11 years.

         On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of Genzyme Development Partners, L.P. (the "Partnership") for shares of Genzyme General Division Common Stock valued at $93 million at the time the offer was made. The withdrawal of the offer by Genzyme does not affect the respective rights and obligations of the Partnership and Genzyme under any of the existing agreements between the parties. Under the terms of these agreements, the Joint Venture formed between Genzyme and the Partnership will manufacture and market the Surgical Products in North America following FDA approval. The parties have begun negotiations to establish definitive terms for the operation of the Joint Venture, including the allocation between Genzyme and the Partnership of profits and losses from the Joint Venture.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                  THREE MONTHS ENDED MARCH 31,
- -----------------------------------------------------------------------------------------
                                                            1996              1995
                                                            ----              ----

Revenues:

   Net product sales ...............................       $  92,815        $  68,271
   Net service sales ...............................          12,907           12,464
   Revenues from research and development contracts:

     Related parties ...............................           6,043            6,326
     Other .........................................              18               98
                                                           ---------        ---------
                                                             111,783           87,159
Operating costs and expenses:

   Cost of products sold ...........................          33,324           25,406
   Cost of services sold ...........................           8,227            7,951
   Selling, general and administrative .............          32,326           24,239
   Research and development (including research
    and development related to contracts) ..........          15,336           13,649
                                                           ---------        ---------
                                                              89,213           71,245
                                                           ---------        ---------

Operating income ...................................          22,570           15,914

Other income and (expenses):

   Minority interest in net loss of subsidiaries ...              --              365
   Equity in net loss of unconsolidated affiliate ..            (937)            (949)
   Investment income ...............................           3,918            1,446
   Interest expense ................................            (209)             (47)
                                                           ---------        ---------
                                                               2,772              815
                                                           ---------        ---------

Income before income taxes .........................          25,342           16,729
Provision for income taxes .........................          (9,805)          (6,358)
                                                           ---------        ---------

Net income .........................................          15,537           10,371

Tax benefit allocated from Tissue Repair Division ..           3,497            1,627
                                                           ---------        ---------

Net income attributable to Genzyme General
 Division Stock ....................................       $  19,034        $  11,998
                                                           =========        =========



   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION
CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)




(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          THREE MONTHS ENDED MARCH 31,
- ------------------------------------------------------------------------------------------------
                                                                        1996         1995
                                                                        ----         ----

Net income attributable to Genzyme
 General Division Stock .......................................       $19,034       $11,998
                                                                      =======       =======

Income per General Division common and common equivalent share:

Net income ....................................................       $  0.53       $  0.43
                                                                      =======       =======

Average shares outstanding ....................................        35,691        27,945
                                                                      =======       =======


Income per General Division Common Share assuming full dilution:

Net income ....................................................       $  0.51       $  0.40
                                                                      =======       =======

Average fully diluted shares outstanding ......................        37,096        29,970
                                                                      =======       =======




The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

COMBINED BALANCE SHEETS
(UNAUDITED)



(DOLLARS IN THOUSANDS)                                MARCH 31,     DECEMBER 31,
- --------------------------------------------------------------------------------
                                                       1996            1995
                                                       ----            ----

ASSETS
Current Assets:

   Cash and cash equivalents ..................       $ 74,254       $103,631
   Short-term investments .....................        175,313        105,471
   Accounts receivable, less allowance
    for doubtful accounts .....................         84,749         87,121
   Inventories ................................         57,858         52,281
   Prepaid expenses and other current assets ..         12,631         12,345
   Due from Genzyme Tissue Repair Division ....            991          2,034
   Deferred tax assets - current ..............          7,729          7,729
                                                      --------       --------
     Total current assets .....................        413,525        370,612

Property, plant and equipment, net ............        333,310        327,461

Other Assets:

   Long-term investments ......................         52,629         69,561
   Note receivable - affiliate ................          2,651            262
   Intangibles, net of accumulated
     amortization..............................         28,708         29,934
   Deferred tax assets - noncurrent ...........         23,645         23,645
   Other noncurrent assets ....................         33,895         33,111
                                                      --------       --------
                                                       141,528        156,513
                                                      --------       --------
                                                      $888,363       $854,586
                                                      ========       ========

LIABILITIES AND DIVISION EQUITY

Current Liabilities:

   Accounts payable ...........................       $ 11,600       $ 19,548
   Accrued expenses ...........................         39,077         38,069
   Income taxes payable .......................          7,080          1,316
   Deferred revenue ...........................          2,244          1,367
   Current portion of long-term debt and
    capital lease obligations .................          2,271          2,276
                                                      --------       --------
     Total current liabilities ................         62,272         62,576

Noncurrent Liabilities:

   Long-term debt and capital lease
     obligations...............................         24,286        124,473
   Other noncurrent liabilities ...............          8,039          8,256
                                                      --------       --------
                                                        32,325        132,729

Division equity ...............................        793,766        659,281
                                                      --------       --------
                                                      $888,363       $854,586
                                                      ========       ========




The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                                 THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------------------------------
                                                                                1996             1995
                                                                                ----             ----

OPERATING ACTIVITIES:

   Net income ......................................................       $  19,034        $  11,998
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization .................................           5,645            5,320
     Provision for bad debts .......................................           2,501            1,044
     Loss on sale of investments ...................................              --               85
     Loss on disposal of fixed assets ..............................              12                8
     Accrued interest/amortization on bonds ........................          (1,145)             428
     Minority interest in net loss of subsidiaries .................              --             (365)
     Equity in net loss of unconsolidated subsidiary ...............             937              949
     Other .........................................................             (13)             575
     Increase (decrease) in cash from working capital:
       Accounts receivable .........................................            (704)           3,670
       Inventories .................................................          (6,144)          (3,375)
       Prepaid expenses and other current assets ...................            (382)            (523)
       Accounts payable, accrued expenses
        and deferred revenue .......................................           1,855           (2,178)
       Due from Genzyme Tissue Repair Division .....................           1,044           (2,051)
                                                                           ---------        ---------
       Net cash provided by operating activities ...................          22,640           15,585

INVESTING ACTIVITIES:

   Investment in unconsolidated affiliate ..........................            (339)          (4,000)
   Loans to affiliate ..............................................          (2,804)          (1,640)
   Purchases of investments ........................................         (70,354)             (57)
   Sales and maturities of investments .............................          17,556            6,460
   Property, plant and equipment ...................................         (10,566)         (13,170)
   Other noncurrent assets .........................................            (322)            (382)
                                                                           ---------        ---------
       Net cash provided by investing activities ...................         (66,829)         (12,789)

FINANCING ACTIVITIES:

   Proceeds from issuance of common stock ..........................          14,659            2,920
   Proceeds from issuance of common stock by subsidiary ............              --               73
   Issuance of debt ................................................              --              177
   Payments of debt and capital lease obligations ..................            (176)         (39,110)
                                                                           ---------        ---------
       Net cash provided by financing activities ...................          14,483          (35,940)

Effect of exchange rate changes on cash ............................             329           (1,115)
                                                                           ---------        ---------
Increase (decrease) in cash and cash
 equivalents .......................................................         (29,377)         (34,259)
Cash and cash equivalents, beginning of period .....................         103,631           46,549
                                                                           ---------        ---------
Cash and cash equivalents, end of period ...........................       $  74,254        $  12,290
                                                                           =========        =========

Supplemental cash flow information: Cash paid during the period for:

Interest ...........................................................       $     599        $   1,248
Income taxes .......................................................             345            6,258



Supplemental Disclosure of Non-Cash Transactions:
     Additional investment in unconsolidated affiliate -- Note 6

     Conversion of Subordinated Notes -- Note 8

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.     Basis of Presentation:
       ----------------------

           These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes for Genzyme General Division included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

           The financial statements for the three months ended March 31, 1996 and 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     Accounting Policies:
       --------------------

           The accounting policies underlying the quarterly financial statements are those set forth in Note A of the General Division's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.     Investments:
       ------------

           As of March 31, 1996, the General Division's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains totaling approximately $326,000 and gross unrealized holding losses of approximately $542,000 were recorded as a net decrease to Division equity.

           As of March 31, 1996, the carrying values of the General Division's investments in Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals, Inc.), Celtrix Pharmaceuticals, Inc., IVF America, Inc. and North American Biologicals, Inc. (formerly Univax Biologics, Inc.), included in Other noncurrent assets in the unaudited, combined balance sheet, were adjusted to their respective market values. Gross unrealized holding gains of approximately $3,983,000 and gross unrealized holding losses of approximately $737,000 were recorded as a net increase to Division equity.

4.     Inventories:
       ------------
                                                     March 31, 1996             December 31, 1995
                                                     --------------             -----------------

       Raw Materials............                       $13,145,000                   $12,527,000
       Work-in-process..........                        21,348,000                    14,167,000
       Finished products........                        23,365,000                    25,587,000
                                                       -----------                   -----------
                                                       $57,858,000                   $52,281,000
                                                       ===========                   ===========

5.     Provision for Income Taxes:
       ---------------------------

           The tax provision for the quarter ended March 31, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38.7% for the three months ended March 31, 1996, a slight increase over the corresponding period in 1995. The allocated tax benefit generated by GTR of $3.5 million and $1.6 million, respectively, reduced the General Division's tax rate for the three months ended March 31, 1996 and 1995 to 24.9% and 28.3%, respectively.

6.     Additional Investments in Unconsolidated Affiliate:
       ---------------------------------------------------

           In February 1996, GTC obtained a short-term loan in the amount of $950,000 from Genzyme's General Division. The loan was repaid on March 31, 1996 with interest which had been accrued at a rate of 6 1/2% per annum.

           In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to the General Division co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit provides for interest at 7% per year and is convertible into GTC's common stock at GTC's option up to an amount sufficient to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by the General Division at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million from the General Division in March 1996 and converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996, which increased the General Division's ownership in GTC to 47.8%.

7.     Long-Term Debt:
       ---------------

           In March 1996, holders of the Company's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received
       18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2,914,000 was credited to Division Equity.

8.     Equity Incentive Plan:
       ----------------------

           In March 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt an amendment to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). This amendment would increase the aggregate number of shares of General Division Stock that may be subject to grants under the Equity Plan from 7,600,000 to 9,900,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

9.     Subsequent Events:
       ------------------

           On April 30, 1996 the General Division acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $29.1 million will be allocated to Goodwill to be amortized over 11 years.

           On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of Genzyme Development Partners, L.P. (the "Partnership") for shares of Genzyme General Division Common Stock valued at $93 million at the time the offer was made. Genzyme advised the special Committee that its decision to withdraw the offer was based in part on the prompt action taken by the FDA advisory panel reviewing the pre-market approval application for Seprafilm[TM]. The speed of the FDA review made it unlikely that Genzyme could account for the acquisition as a purchase of in-process research and development, which was a condition to Genzyme's offer. In addition, Genzyme stated that its decision was also influenced by the decline in the price of General Division Stock during the negotiations, which increased the dilutive potential of the offer and reduced the value of the offer to the Partnership. The withdrawal of the offer by Genzyme does not affect the respective rights and obligations of the Partnership and Genzyme under any of the existing agreements between the parties. Under the terms of these agreements, the Joint Venture formed between Genzyme and the Partnership will manufacture and market the Surgical Products in North America following FDA approval. The parties have begun negotiations to establish definitive terms for the operation of the Joint Venture, including the allocation between Genzyme and the Partnership of profits and losses from the Joint Venture.

                            GENZYME GENERAL DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

         The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the General Division. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Revenue

        Total revenues for the three months ended March 31, 1996 were $111.8 million, an increase of 28% over the corresponding period in 1995. Product and service revenues were $105.7 million, an increase of 31% over the same period in 1995. Product revenues for the three months ending March 31, 1996 increased 36% to $92.8 million from $68.3 million for the corresponding period in 1995, reflecting sales increases of 18%, 25% and 226%, respectively, in the Therapeutic, Diagnostic Product and Pharmaceutical businesses. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase(R) and Cerezyme(R) enzyme for which the rate of new patient accruals more than offset dosage reductions. The General Division's results of operations are highly dependent on these products which, with combined sales for the three months ended March 31, 1996 and 1995 of $58.8 million and $49.4 million, respectively, represented 63% and 72%, respectively of product sales. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably a 95% increase in Direct LDL [TM] test sales. The substantial increase in Pharmaceutical sales resulted primarily from sales of Melatonin which commenced in the third quarter of 1995. Service revenues for the three months ended March 31, 1996 increased 3% to $12.9 million from $12.5 million for the corresponding period in 1995 due to higher unit volume and pricing changes in the Diagnostic Services business.

     International sales represented approximately 37% of product sales for the first quarter of 1996 compared with approximately 42% for the first quarter of 1995. The decrease occurred despite a 32% increase in the combined international sales of Ceredase(R)/Cerezyme[R] enzyme due to the effect of exchange rates.

     Revenues from research and development contracts for the three months ended March 31, 1996 were $6.1 million, as compared to $6.4 million for the corresponding period in 1995, due primarily to a 6% decrease in Neozyme II revenue which resulted from a reduction in the external contract expenses incurred by the General Division on behalf of the Neozyme II development programs.

Margins and Operating Expenses

     Total gross margin for the quarters ended March 31, 1996 and 1995 were 61% and 59%, respectively. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter ended March 31, 1996 increased to 64% from 63% for the same period in 1995 due primarily to the high volume of Melatonin sales in the first quarter of 1996 and consistent margins in all other business lines. Service margins were 36% for the three months ended March 31, 1996 and 1995, respectively.

     Selling, general and administrative expenses for the three months ended March 31, 1996 were $32.3 million, an increase of 33% over the same period in 1995. The increase was due primarily to increased staffing in support of the growth in several product lines, most notably in support of the European introduction of the Surgical Products. As a percentage of total revenues, selling, general and administrative expenses were 29% compared to 28% for the corresponding period in 1995.

     Research and development expenses for the three months ended March 31, 1996 were $15.3 million, an increase of 12% over the same period in 1995 due to increased spending on internal programs, including the HA Products.

Other Income and Expenses

     Investment income for the quarter ended March 31, 1996 increased to $3.9 million from $1.4 million for the same period in 1995, due primarily to higher average cash and investment balances which resulted from the General Division's public offering in October 1995 and the exercise of stock options and warrants.

     Interest expense for the quarter ended March 31, 1996 was $0.2 million, net of capitalized interest on construction in progress of $1.7 million. In March 1996, holders of the Company's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2,914,0000 was credited to Stockholders' Equity. Accordingly, interest relating to the Notes declined 24% to $1.3 million from $1.7 million in the first quarter of 1995, due to the conversion which was completed in mid-March. The General Division also incurred interest costs of $0.4 million related to a $21.5 million mortgage note issued in the second quarter of 1995, $0.1 million related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

     The tax provision for the quarter ended March 31, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38.7% for the three months ended March 31, 1996, a slight increase over the corresponding period in 1995. The allocated tax benefit generated by GTR of $3.5 million and 1.6 million, respectively, reduced the General Division's tax rate for the three months ended March 31, 1996 and 1995 to 24.9% and 28.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the General Division had cash, cash equivalents and investments in marketable securities totaling $249.6 million, an increase of $40.5 million from December 31, 1995. In the first quarter of 1996, the General Division spent $10.6 million on increased manufacturing capacity and loaned an additional $2.8 million in an unconsolidated affiliate. These expenditures were financed by operations, $22.6 million, and by the issuance of common stock through exercises of stock options and warrants, $14.7 million.

     As of March 31, 1996, the General Division had accounts receivable of $84.7 million, a decrease of $2.4 million from December 31, 1995, due primarily to accelerated collections. Inventories increased $5.6 million, or 11%, to $57.9 million as of March 31, 1996 as compared to December 31, 1995. The increase was due primarily to support of increased business operations and, in part, to exchange rate fluctuations.

     In February 1996, the General Division renewed its commitment to continue funding, until February 28, 1997, the development of the HAL(TM) products on behalf of the Surgical Aids Partnership whose available funds were fully expended in the first quarter of 1995.

        In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to the General Division co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit provides for interest at 7% per year and is convertible into GTC's common stock at GTC's option up to an amount sufficient to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by the General Division at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million from the General Division in March 1996 and converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996, which increased the General Division's interest in GTC to 47.8%.

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

     The General Division expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the General Division currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Surgical Aids Partnership's products, the market introduction of the HA Products, making certain payments to third parties in connection with strategic collaborations and making a final payment for a company acquired in 1994. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was substantially eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retains the right to make voluntary allocations of up to $30 million from the General Division to the GTR. Such allocation would result in dilution to holders of TR Stock. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, the General Division may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

SUBSEQUENT EVENTS

     On April 30, 1996, the General Division acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $29.1 million, will be allocated to Goodwill to be amortized over 11 years.

       On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of Genzyme Development Partners, L.P. (the "Partnership") for shares of Genzyme General Division Common Stock valued at $93 million at the time the offer was made. The withdrawal of the offer by Genzyme does not affect the respective rights and obligations of the Partnership and Genzyme under any of the existing agreements between the parties. Under the terms of these agreements, the Joint Venture formed between Genzyme and the Partnership will manufacture and market the Surgical Products in North America following FDA approval. The parties have begun negotiations to establish definitive terms for the operation of the Joint Venture, including the allocation between Genzyme and the Partnership of profits and losses from the Joint Venture.

GENZYME TISSUE REPAIR DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      THREE MONTHS ENDED MARCH 31,
- --------------------------------------------------------------------------------
                                                1996             1995
                                                ----             ----

Revenues:

   Net service sales ...................       $  1,714        $  1,030

   Operating costs and expenses:

   Cost of services sold ...............          2,426             725
   Selling, general and administrative .          6,246           1,752
   Research and development ............          2,354           2,814
                                               --------        --------
                                                 11,026           5,291
                                               --------        --------

Operating loss .........................         (9,312)         (4,261)

Other income and (expenses):

Investment income ......................            574             319
Interest expense .......................             (4)           --
                                               --------        --------
                                                    570             319
                                               --------        --------

Net loss ...............................       $ (8,742)       $ (3,942)
                                               ========        ========

Per Tissue Repair Division Common share:

   Net loss ............................       $  (0.71)       $  (0.45)
                                               ========        ========

   Average shares outstanding ..........         12,246           8,751
                                               ========        ========



The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION

COMBINED BALANCE SHEETS
(UNAUDITED)



(DOLLARS IN THOUSANDS)                                     MARCH 31,    DECEMBER 31,
- ---------------------------------------------------------------------------------------

                                                              1996          1995
                                                              ----          ----
                                   ASSETS
Current Assets:

   Cash and cash equivalents .........................       $28,192       $40,741
   Short-term investments ............................         6,915         6,832
   Accounts receivable, less allowance
     for doubtful accounts ...........................         1,850         1,838
   Inventories .......................................         1,431           761
   Prepaid expenses and other current assets .........           435           186
                                                             -------       -------
     Total current assets ............................        38,823        50,358

Property, plant and equipment, net ...................        11,854         1,962

Other Assets:

   Other noncurrent assets ...........................            51           329
                                                             -------       -------
                                                                  51           329
                                                             -------       -------
                                                             $50,728       $52,649
                                                             =======       =======

                       LIABILITIES AND DIVISION EQUITY

Current Liabilities:

   Accounts payable ..................................       $ 1,369       $ 2,432
   Accrued expenses ..................................         1,501         1,349
   Payable to Genzyme General Division ...............           991         2,034
   Short-term borrowings .............................         8,000          --
   Current portion of capital lease obligations ......            91           169
                                                             -------       -------
     Total current liabilities .......................        11,952         5,984

Noncurrent Liabilities:

   Other noncurrent liabilities ......................           745           739
                                                             -------       -------
                                                                 745           739

Division equity ......................................        38,031        45,926
                                                             -------       -------
                                                             $50,728       $52,649
                                                             =======       =======


The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                    THREE MONTHS ENDED MARCH 31,
- ------------------------------------------------------------------------------------------
                                                               1996           1995
                                                               ----           ----

OPERATING ACTIVITIES:

   Net loss ..........................................       $ (8,742)       $ (3,942)
   Reconciliation of net loss to net cash used by
    operating activities:
     Depreciation and amortization ...................             24             150
     Provision for bad debts .........................            386            --
     Accrued interest/amortization on bonds ..........            (90)           (158)
     Increase (decrease) in cash from working capital:
       Accounts receivable ...........................           (398)            759
       Inventories ...................................           (670)             (9)
       Prepaid expenses and other current assets .....           (248)             60
       Accounts payable, accrued expenses
        and deferred revenue .........................           (911)         (2,062)
       Due to Genzyme General Division ...............         (1,044)          2,051
                                                             --------        --------

       Net cash used by operating activities .........        (11,693)         (3,151)

INVESTING ACTIVITIES:

   Purchases of investments ..........................         (3,006)        (10,957)
   Sales and maturities of investments ...............          3,010           8,087
   Property, plant and equipment .....................         (9,916)            (54)
   Other noncurrent assets ...........................            278              10
                                                             --------        --------

       Net cash used by investing activities .........         (9,634)         (2,914)

FINANCING ACTIVITIES:

   Proceeds from issuance of TR Stock ................            849             182
   Short-term borrowings under bank credit agreement .          8,000            --
   Payments of capital lease obligations .............            (77)            (68)
   Other .............................................              6             (26)
                                                             --------        --------

       Net cash provided by financing activities .....          8,778              88
                                                             --------        --------

Decrease in cash and cash equivalents ................        (12,549)         (5,977)
Cash and cash equivalents, beginning of period .......         40,741          16,993
                                                             --------        --------
Cash and cash equivalents, end of period .............       $ 28,192        $ 11,016
                                                             ========        ========



The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.     Basis of Presentation:
       ----------------------

           These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes for Genzyme Tissue Repair Division ("GTR") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

           The financial statements for the three months ended March 31, 1996 and 1995 are unaudited but include, in GTR's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     Accounting Policies:
       --------------------

           The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.     Investments:
       ------------

         As of March 31, 1996, GTR classified all investments, consisting primarily of debt securities, as available for sale. As a result, gross unrealized holding losses of $12,000 were recorded as a net decrease to Division equity.

4.     Inventories:
       ------------
                                                                March 31, 1996          December 31, 1995
                                                                --------------          -----------------

       Raw materials..............                                $  124,000                 $107,000
       Work-in-process............                                 1,307,000                  654,000
                                                                  ----------                 --------
                                                                  $1,431,000                 $761,000
                                                                  ==========                 ========



5.     Short-Term Borrowing Arrangements:
       ----------------------------------

           Genzyme has an available line of credit with a commercial bank of $15.0 million which may be used by either the General or Tissue Repair Division. On March 29, 1996, GTR borrowed $8.0 million under the this line at an interest rate of approximately 6.05% primarily as short-term financing for land and buildings acquired in January 1996, in Framingham, Massachusetts for $6.8 million, in cash, as part of the planned expansion of manufacturing capacity for the CARTICEL[SM] Service programs. Such interim financing will fund the purchase of and required renovations to these facilities until a suitable long-term financing arrangement can be secured.

6.     Equity Incentive Plan:
       ----------------------

           In March 1996, the Board of Directors voted, subject in each case to the approval of the stockholders, to adopt an amendment to the Company's 1990 Equity Incentive Plan (the "Equity Plan"). This amendment would increase the

                        GENZYME TISSUE REPAIR DIVISION

           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


       aggregate number of shares of TR Stock that may be subject to grants under the Equity Plan from 2,000,000 to 3,300,000 subject to adjustment for stock splits, stock dividends and certain transactions affecting the Company's capital stock.

                         GENZYME TISSUE REPAIR DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

         The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of GTR. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Revenue

       Service revenues for the three months ended March 31, 1996 and 1995 were $1.7 million and $1.0 million, respectively, an increase of 66%. Service revenue for the quarter ending March 31, 1996 included a 22% increase in sales of EpicelTM skin grafts as compared to the corresponding period in 1995 and $469,000 from the sale of the CARTICEL[SM] Service, GTR's cartilage repair service, which commenced in the first quarter of 1995.

Margins and Operating Expenses

        Gross margins for the three months ended March 31, 1996 declined 71% as compared to the corresponding period in 1995 due to increased spending for the expansion of manufacturing capacity. GTR's selling, general and administrative expenses include direct charges as well as a charge, based on actual amounts incurred, from the General Division for work performed by the General Division on behalf of GTR. Selling, general and administrative expenses for the three months ended March 31, 1996 and 1995 were $6.2 million and $1.8 million, respectively. The $4.5 million increase in selling, general and administrative costs is attributed to a $2.6 million increase due to surgeon training costs and additional staffing related to the CARTICEL[SM] Service, and a $1.8 million increase in services provided by the General Division on behalf of GTR's worldwide marketing efforts.

        GTR incurs research and development expenses as well as a charge for research and development and related overhead from the General Division, based on actual amounts incurred for work performed by the General Division on behalf of GTR. Research and development expenses for the three months ended March 31, 1996 and 1995 were $2.4 million and $2.8 million, respectively. The decrease in GTR's research and development expenses resulted from reduced spending on certain programs offset by product improvement and regulatory expenses incurred by the General Division in support of GTR's CARTICEL[SM] Service programs.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 1996, GTR had cash, cash equivalents and investments in marketable securities totaling $35.1 million, a decrease of $12.5 from December 31, 1995. The decrease was primarily due to GTR's net loss from operations, working capital requirements and capital spending, net of cash from the issuance of common stock through exercises of stock options and warrants of $0.8 million. As of March 31, 1996, GTR had accounts receivable of $1.9 million, relatively unchanged from December 31, 1995, despite a 14% increase in quarterly service revenue from Q4 1995 to Q1 1996. Inventories increased $0.7 million, to $1.4 million as of March 31, 1996 as compared to December 31, 1995 due primarily to an increase in the number of incoming biopsies within the first quarter. In the first quarter of 1996, GTR spent $9.9 million on additional manufacturing capacity which included the acquisition of certain real estate in Framingham, Massachusetts, for $6.8 million in cash, of which $5.7 million was allocated to buildings and $1.1 million was allocated to land based on appraised values. In March 1996, GTR utilized $8.0 million of Genzyme's $15.0 million line of credit with a commercial bank as temporary financing for GTR's acquisition of real property in Framingham, Massachusetts until permanent financing can be obtained.

       GTR expects that its available cash and investments will be sufficient to finance its planned operations and capital requirements for at least one year. Significant additional funds will be required to complete the commercialization ad clinical testing of GTR's products and services and to complete the expansion of manufacturing capacity for its CARTICEL[SM] Service. There can be no assurance that such funds will be available on attractive terms, if at all.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1995

                                  EXHIBIT INDEX


Exhibit
  No.                                       Description                          Page No.
  ---                                       -----------                          --------

  10.1           Executive Employment Agreement effective as of January 1,
                 1996 between the Company and Peter Wirth. Filed herewith.         35

  11             Computation of weighted average shares used in
                 computing earnings per share amounts.  Filed herewith.            36

  27             Financial Data Schedules for Genzyme General Division
                 Genzyme Tissue Repair Division (for EDGAR filing
                 purposes only).                                                   38-43

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1996

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GENZYME CORPORATION

DATE:      May 15, 1996                        By: /s/David J. McLachlan
                                                  ----------------------
                                                   David J. McLachlan
                                                   Duly Authorized Officer and
                                                    Chief Financial Officer