Form 10-K/A
period 1995-12-31
GENZYME CORP
filed 1996-06-28
CIK 732485

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

                                   ----------

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

                                   ----------

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

         Number of shares of the Registrant's General Division Stock outstanding as of March 1, 1996: 31,844,070

         Number of shares of the Registrant's TR Stock outstanding as of March 1, 1996: 12,110,503

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996 were incorporated by reference into Part III of the Registrant's Form 10-K amended hereby.

================================================================================

This report on Form 10-K/A constitutes Amendment No. 1 to the registrant's Form 10-K for the year ended December 31, 1995. Item 14 is hereby amended as follow:

- - Exhibit 23.1, Consent of Coopers & Lybrand L.L.P., is revised to include consent to the incorporation by reference in the registration statements of Genzyme Corporation on Form S-4 (File Nos. 333-01105, 333-02357 and 333-02947) of their reports dated March 1, 1996, except as to Note O which is dated March 26, 1996 of their audits of the consolidated financial statements and financial statemet schedule of the Genzyme Corporation and Subsidiaries, dated March 1, 1996 except as to Note R which is March 26, 1996 on our audits of the combined financial statements and financial statement schedule of Genzyme General Division and dated March 1, 1996 except as to Note O which is March 26, 1996 on our audits of the combined financial statements and financial statement schedule of Genzyme Tissue Repair Division all as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, which reports are include in the registrant's 1995 Annual Report on Form 10-K.

- - Exhibit 23.2, Consent of Coopers & Lybrand L.L.P., relating to the Annual Report of Genzyme Corporation Retirement Savings Plan (the "Plan"), is filed herewith.

- - Exhibit 99.1, which includes information, financial statements and exhibits required by Form 11-K related to the Plan, is filed herewith.

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

(C)  EXHIBITS

EXHIBIT                            DESCRIPTION
  NO.                              -----------
- -------

*3.1    -    Articles of Organization of Genzyme. Filed as Exhibit 3.1 to
             Genzyme's Form 10-K for 1994.

*3.2    -    By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated December 31, 1991.

*4.1    -    Amended and Restated Rights Agreement, dated as of October 13,
             1994 between Genzyme and American Stock Transfer and Trust Company.
             Filed as Exhibit 4 to Genzyme's Form 8-K dated December 29, 1994.

*4.2    -    Indenture dated as of October 11, 1991 between Genzyme and State
             Street Bank and Trust Company. Filed as Exhibit 4.1 to Genzyme's
             Form 8-K dated October 11, 1991.

*4.3    -    First Supplement dated as of December 20, 1991 to Indenture dated as of October 11, 1991 between Genzyme and State Street Bank and
             Trust Company. Filed as Exhibit 4.1 to Genzyme's Form 8-K dated
             December 31, 1991.

*4.4    -    Global Note of Genzyme in the principal amount of $100,000,000 dated October 11, 1991, payable to Cede and Co., as nominee for The
             Depository Trust Company. Filed as Exhibit 4.2 to Genzyme's Form
             8-K dated October 11, 1991.

*4.5    -    Specimen Warrant to purchase Genzyme Common Stock issued to limited partners of Genzyme Development Partners, L.P. on November
             3, 1989. Filed as Exhibit 4.3 to Genzyme's Form 10-K for 1990.

EXHIBIT                            DESCRIPTION
  NO.                              -----------
- -------

*4.6    -    Specimen Warrant to purchase Genzyme Common Stock issued to limited partners of Genzyme Development Partners, L.P. on November
             10, 1989. Filed as Exhibit 4.4 to Genzyme's Form 10-K for 1990.

*4.7    -    Specimen Warrant to purchase Genzyme Common Stock issued to Paine
             Webber Development Company on November 10, 1989. Filed as Exhibit
             4.5 to Genzyme's Form 10-K for 1990.

*4.8    -    Specimen Series N Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II Corporation ("Neozyme II"). Filed as
             Exhibit 28.5 to Genzyme's Form 10-Q for March 31, 1992.

*4.9    -    Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's
             Form 10-Q for March 31, 1992.

*10.1   -    Leases by Whatman Reeve Angel Limited to Whatman Biochemicals
             Limited dated May 1, 1981. Filed as Exhibit 10.12 to Genzyme's
             Registration Statement on Form S-1, File No. 33-4904.

*10.2   -    Lease dated as of September 15, 1989 for 95-111 Binney Street,
             Cambridge, Massachusetts between Genzyme and the Trustees of the Cambridge East Trust. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1992. First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1993.

*10.3   -    Lease dated December 20, 1988 for Building 1400, One Kendall
             Square, Cambridge, Massachusetts between Genzyme and the Trustees of Old Binney Realty Trust, as amended by letters dated December
             20, 1988, January 19, 1989 and January 31, 1989. Filed as Exhibit
             10.18 to Genzyme's Form 10-K for 1988. Addendum dated September 20,
             1991 to Lease for Building 1400, One Kendall Square, Cambridge,
             Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form 10-Q dated
             September 30, 1991. Addenda dated August 2, 1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge,
             Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form 10-K for
             1993.

*10.4   -    Lease dated December 20, 1988 for Building 700, One Kendall
             Square, Cambridge, Massachusetts between Genzyme and Trustees of
             Old Kendall Realty Trust, as amended by letters dated December 20,
             1988 and January 31, 1989. Filed as Exhibit 10.19 to Genzyme's Form
             10-K for 1988.

*10.5   -    Lease dated September 30, 1985 for 51 New York Avenue,
             Framingham, Massachusetts. Filed as Exhibit 10.8 to Genzyme's Form
             10-K for 1990. Amendment No. 1, dated October 11, 1990, and
             Amendment No. 2, dated May 12, 1993, to lease for 51 New York
             Avenue, Framingham, Massachusetts. Filed as Exhibit 10.5 to
             Genzyme's Form 10-K for 1993.

*10.6   -    Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
             Massachusetts between BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to the Registration Statement of BioSurface on Form S-1, File No.
             33-55874.

EXHIBIT                            DESCRIPTION
  NO.                              -----------
- -------

*10.7   -    Sublease Lease dated May 22, 1992 for three buildings at 74-84
             New York Avenue, Framingham, Massachusetts between Genzyme and
             Prime Computer, Inc. Filed as Exhibit 10.7 to Genzyme's Form 10-K for 1993.

*10.8   -    Lease dated May 22, 1992 for three buildings at 74-84 New York
             Avenue, Framingham, Massachusetts between Genzyme and Mark L. Fins,
             David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1993.

*10.9   -    Lease dated June 1, 1992 for land at Allston Landing, Allston,
             Massachusetts between Allston Landing Limited Partnership and the
             Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to
             Genzyme's Form 10-K for 1993.

*10.10  -    Underlease for Block 13 building at Kings Hill Business Park West
             Malling Kent among Rouse and Associates Block 13 Limited, Genzyme
             (UK) Limited and Genzyme Corporation. Filed as Exhibit 10.11 to
             Genzyme's Registration Statement on Form 8-B dated December 31,
             1991, filed on March 2, 1992.

*10.11  -    Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.12  -    Cross License Agreement dated as of September 13, 1989 between
             Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
             Exhibit 10(bb) to Genzyme's Registration Statement on Form S-4,
             File No. 33-32343.

*10.13  -    Development Agreement dated as of September 13, 1989 between
             Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
             Exhibit 10(cc) to Genzyme's Registration Statement on Form S-4,
             File No. 33-32343.

*10.14  -    Amendment No. 1 dated January 4, 1994 to Development Agreement dated as of September 13, 1989 between Genzyme and Genzyme
             Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form
             10-K for 1993.

*10.15  -    Notice dated January 4, 1994 from Genzyme to Genzyme Development
             Partners, L.P. Filed as Exhibit 10.15 to Genzyme's Form 10-K for
             1993.

*10.16  -    Notice dated January 13, 1995 from Genzyme to Genzyme Development
             Partners, L.P. Filed as Exhibit 10.16 to Genzyme's Form 10-K for
             1994.

*10.17  -    Notice dated February 22, 1996 from Genzyme to Genzyme
             Development Partners, L.P. Filed as Exhibit 10.17 to Genzyme's Form
             10-K for 1995.

*10.18  -    Partnership Purchase Option Agreement dated as of September 13,
             1989 between Genzyme Corporation, Genzyme Development Corporation
             II, Genzyme Development Partners, L.P. each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit 10(dd) to
             Genzyme's Registration Statement on Form S-4, File No. 33-32343.

EXHIBIT                            DESCRIPTION
  NO.                              -----------
- -------

*10.19   -   Partnership Purchase Agreement, undated and unexecuted, between
             Genzyme Corporation, Genzyme Development Corporation II, Genzyme
             Development Partners, L.P., each Class A Limited Partner and the
             Class B Limited Partner, as the case may be. Filed as Exhibit
             10(ee) to Genzyme's Registration Statement on Form S-4, File No.
             33-32343.

*10.20   -   Joint Venture Agreement dated as of September 13, 1989 between
             Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
             Exhibit 10(ff) to Genzyme's Registration Statement on Form S-4,
             File No. 33-32343.

*10.21   -   Technology License and Supply Agreement dated as of September 8,
             1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to
             Genzyme's Form 10-K for 1990.**

*10.22   -   1988 Director Stock Option Plan. Filed as Annex VIII to Genzyme's
             Registration Statement on Form S-4, File No. 33-83346.

*10.23   -   1990 Equity Incentive Plan. Filed as Annex VII to Genzyme's
             Registration Statement on Form S-4, File No. 33-83346.

*10.24   -   1990 Employee Stock Purchase Plan. Filed as Annex IX to Genzyme's
             Registration Statement on Form S-4, File No. 33-83346.

*10.25   -   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to
             Genzyme's Form 10-K for 1990.

*10.26   -   Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.33 to Genzyme's
             Form 10-K for 1990. Schedule identifying executives currently party to such Severance Agreement filed as Exhibit 10.32 to Genzyme's
             Form 10-K for 1993.

*10.27   -   Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990. Schedule identifying executives currently party to such Indemnification Agreement filed as Exhibit
             10.33 to Genzyme's Form 10-K for 1993.

*10.28   -   Consulting Agreement dated March 1, 1993 between Genzyme and
             Henry E. Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for 1992.
             Consulting Agreement dated February 3, 1994 between Genzyme and
             Henry E. Blair. Filed as Exhibit 10.35 to Genzyme's Form 10-K for
             1993.

*10.29   -   Technology License Agreement dated April 28, 1992 between Genzyme and Neozyme II. Filed as Exhibit 28.7 to Genzyme's Form 10-Q for
             March 31, 1992.

*10.30   -   Research and Development Agreement dated April 28, 1992 between
             Genzyme and Neozyme II. Filed as Exhibit 28.8 to Genzyme's Form
             10-Q for March 31, 1992.

EXHIBIT                            DESCRIPTION
  NO.                              -----------
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

*10.39      -     Convertible Debt and Development Funding  Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed as Exhibit
                  10.39 to Genzyme's Form 10-K for 1995.

*10.40      -     Common Stock Purchase Agreement between Argus Pharmaceuticals,
                  Inc. and Genzyme Corporation dated as of September 10, 1993.
                  Filed as Exhibit A to Schedule 13D filed by Genzyme on
                  September 20, 1993.**

*10.41      -     Agreement and Plan of Reorganization dated as of July 25,
                  1994, as amended, among Genzyme Corporation, Phoenix
                  Acquisition Corporation and BioSurface Technology, Inc. Filed as Annex X to Genzyme's Registration Statement on Form S-4,
                  File No. 33-83346.

*10.42      -     Agreement and Plan of Merger dated as of January 11, 1996
                  among Genzyme, Genetrix, Inc. and the Principal Stockholders of Genetrix. Filed as Exhibit 2 to Genzyme's Regristration
                  Statement on Form S-4, File No. 333-1105.

*10.43      -     License and Development Agreement between Celtrix
                  Pharmaceuticals, Inc. ("Celtrix") and Genzyme Corporation dated as of June 24, 1994. Filed as Exhibit 10.42 to Celtrix's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1994.**

EXHIBIT                            DESCRIPTION
  NO.                              -----------
- -------

*10.44      -     Common Stock Purchase Agreement dated as of June 24, 1994
                  between Celtrix and Genzyme Corporation. Filed as Exhibit A to
                  Schedule 13D filed by Genzyme on July 5, 1994.

*11         -     Computation of weighted  average  shares used in computing per share amounts. Filed as Exhibit 11 to Genzyme's Form 10-K for
                  1995.

*21         -     Subsidiaries of the Registrant.  Filed as Exhibit 21 to
                  Genzyme's Form 10-K for 1995.

 23.1      -      Consent of Coopers & Lybrand L.L.P.. Filed as Exhibit 23.1 to
                  Genzyme's Form 10-K for 1995. Filed herewith.

 23.2       -     Consent of Coopers & Lybrand L.L.P.  relating to the Annual
                  Report of Genzyme Corporation Retirement Savings Plan included in Exhibit 99.1 to Genzyme's Form 10-K for 1995. Filed herewith.

*27         -     Financial Data Schedules (for EDGAR filing purposes only).

 99.1       -     Information,  financial  statements  and  exhibits  required by Form 11-K with respect to the Genzyme Corporation
                  Retirement Savings Plan. Filed herewith.

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.40 and 10.43.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         Exhibits 10.22 through 10.28 above are management contracts or compensatory plans or arrangements in which the executive officers or directors of Genzyme participate.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                       GENZYME CORPORATION

Date: June 28, 1996                    By: /s/David J. McLachlan
                                           ------------------------------
                                           David J. McLachlan
                                           Senior Vice President, Finance

                         GENZYME CORPORATION FORM 10-K/A
                                 Amendment No. 1

                                  Exhibit Index

Exhibit                               Description                                                                  Page
- -------                               -----------                                                                  ----
   23.1 -         Consent of Coopers & Lybrand L.L.P. Filed herewith                                                11

   23.2 -         Consent of Coopers & Lybrand L.L.P., relating to the                                              12
                  Annual Report of Genzyme Corporation Retirement Savings Plan
                  as reported in Exhibit 99.1 to Genzyme's 1995 Form 10-K/A.
                  Filed herewith.

   99.1 -         Information, financial statements and exhibits required
                  by Form 11-K with respect to the Genzyme Corporation
                  Retirement Savings Plan.  Filed herewith.                                                         13