Form 10-Q
period 1996-06-30
GENZYME CORP
filed 1996-08-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to
                                  ---------------   ---------------

                         Commission file number 0-14680
                                                -------

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

                                 (617) 252-7500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

                  Class                            Outstanding at July 31, 1996:
                  -----                            -----------------------------
General Division Common Stock,
 $0.01 par value ("General Division Stock")                 69,338,870

Tissue Repair Division Common Stock,
 $0.01 par value ("TR Stock")                               12,705,906



Total number of pages in document - 67
Exhibit Index located on page - 35

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1996

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions, made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1996
                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                       PAGE NO.
                                                                       --------
ITEM 1.    Unaudited Condensed Financial Statements

   GENZYME CORPORATION AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations for
      the Three and Six Months Ended June 30, 1996 and 1995.............    4

      Condensed Consolidated Balance Sheets as of June 30,
      1996 and December 31, 1995........................................    6

      Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1996 and 1995 ..........................    7

      Notes to Unaudited Condensed Consolidated Financial Statements....    8

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   11

   GENZYME GENERAL DIVISION

      Condensed Combined Statements of Operations for
      the Three and Six Months Ended June 30, 1996 and 1995..............  16

      Condensed Combined Balance Sheets as of June 30,
      1996 and December 31, 1995........................................   18

      Condensed Combined Statements of Cash Flows for the
      Six Months Ended June 30, 1996 and 1995 ..........................   19

      Notes to Unaudited Condensed Combined Financial Statements........   20

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   22

   GENZYME TISSUE REPAIR DIVISION

      Condensed Combined Statements of Operations for
      the Three and Six Months Ended June 30, 1996 and 1995..............  27

      Condensed Combined Balance Sheets as of June 30,
      1996 and December 31, 1995........................................   28

      Condensed Combined Statements of Cash Flows for the
      Six Months Ended June 30, 1996 and 1995 ..........................   29

      Notes to Unaudited Condensed Combined Financial Statements........   30

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   31

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

ITEM 6.    Exhibits and Reports on Form 8-K.............................   33

Signatures..............................................................   34

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                        JUNE 30,               JUNE 30,
- --------------------------------------------------------------------------------------------------
                                                         1996        1995        1996       1995
                                                         ----        ----        ----       ----
Revenues:
   Net product sales ...............................   $ 91,087    $74,054    $183,902    $142,325
   Net service sales ...............................     18,408     13,048      33,029      26,542
   Revenues from research and development contracts:
     Related parties ...............................      5,956      6,497      11,999      12,823
     Other .........................................        184          6         202         104
                                                       --------    -------    --------    --------
                                                        115,635     93,605     229,132     181,794

Operating costs and expenses:

   Cost of products sold ...........................     29,164     30,843      62,488      56,974
   Cost of services sold ...........................     14,880      7,826      25,533      15,777
   Selling, general and administrative .............     39,997     25,902      78,569      51,893
   Research and development (including research
    and development related to contracts) ..........     18,565     17,263      36,255      33,726
   Other ...........................................      1,465          -       1,465           -
                                                       --------    -------    --------    --------
                                                        104,071     81,834     204,310     158,370
                                                       --------    -------    --------    --------

Operating income ...................................     11,564     11,771      24,822      23,424

Other income and (expenses):
   Minority interest in net loss of subsidiaries ...          -        501           -         866
   Equity in net loss of unconsolidated affiliate ..     (1,121)      (793)     (2,058)     (1,742)
   Gain on investments .............................      1,711          -       1,711           -
   Investment income ...............................      4,615      1,297       9,103       3,062
   Interest expense ................................       (186)      (173)       (395)       (220)
                                                       --------    -------    --------    --------
                                                          5,019        832       8,361       1,966
                                                       --------    -------    --------    --------

Income before income taxes .........................     16,583     12,603      33,183      25,390
Provision for income taxes .........................     (6,799)    (4,663)    (13,107)     (9,394)
                                                       --------    -------    --------    --------
Net income .........................................   $  9,784    $ 7,940    $ 20,076    $ 15,996
                                                       ========    =======    ========    ========


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           JUNE 30,               JUNE 30,
- -----------------------------------------------------------------------------------------------
                                                       1996        1995       1996       1995
                                                       ----        ----       ----       ----
ATTRIBUTABLE TO GENZYME GENERAL DIVISION:

  Net income .....................................   $ 15,979    $10,932    $ 31,516    $21,303
  Allocated tax benefit generated by Genzyme
   Tissue Repair Division ........................      4,305      2,035       7,802      3,662
                                                     --------    -------    --------    -------
    Net income attributable to General
     Division Stock ..............................   $ 20,284    $12,967    $ 39,318    $24,965
                                                     ========    =======    ========    =======

  Income per General Division common and
   common equivalent share:
   Net income(1)..................................   $   0.27    $  0.23    $   0.54    $  0.44
                                                     ========    =======    ========    =======

   Average shares outstanding(1) .................     73,908     56,636      72,880     56,210
                                                     ========    =======    ========    =======

  Income per General Division Common Share
   assuming full dilution:
   Net income(1)..................................   $   0.27    $  0.21    $   0.53    $  0.41
                                                     ========    =======    ========    =======

   Average fully diluted shares outstanding(1) ...     73,934     60,646      74,300     60,470
                                                     ========    =======    ========    =======


ATTRIBUTABLE TO GENZYME TISSUE REPAIR
 DIVISION:

  Net loss attributable to TR Stock ..............   $(10,500)   $(5,027)   $(19,242)   $(8,969)
                                                     ========    =======    ========    =======

  Per common share:
   Net loss ......................................   $  (0.83)   $ (0.57)   $  (1.55)   $ (1.03)
                                                     ========    =======    ========    =======

  Average shares outstanding .....................     12,576      8,763      12,411      8,721
                                                     ========    =======    ========    =======

- -------------
(1)  Reflects for July 25, 1996 2-for-1 stock split. (See Footnote 12 -- "Subsequent Events").



   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                              JUNE 30,     DECEMBER 31,
- -----------------------------------------------------------------------------
                                                      1996           1995
                                                      ----           ----
                        ASSETS
Current Assets:
  Cash and cash equivalents .....................  $  119,331      $144,372
  Short-term investments ........................     163,063       112,303
  Accounts receivable, less allowance
   for doubtful accounts ........................      97,935        88,959
  Inventories ...................................      64,363        53,042
  Prepaid expenses and other current assets .....      13,433        12,531
  Deferred tax assets - current .................       7,729         7,729
                                                   ----------      --------
    Total current assets ........................     465,854       418,936

Property, plant and equipment, net ..............     365,341       329,423

Other Assets:
  Long-term investments .........................      52,141        69,561
  Note receivable - related party ...............       1,467           262
  Intangibles, net of accumulated amortization ..      64,049        29,934
  Deferred tax assets - noncurrent ..............      27,487        23,645
  Other noncurrent assets .......................      29,990        33,440
                                                   ----------      --------
                                                      175,134       156,842
                                                   ----------      --------
                                                   $1,006,329      $905,201
                                                   ==========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..............................  $   13,436      $ 21,980
  Accrued expenses ..............................      49,065        39,418
  Short-term borrowings .........................      15,000             -
  Income taxes payable ..........................       8,828         1,316
  Deferred revenue ..............................       3,273         1,367
  Current portion of long-term debt and
   capital lease obligations ....................       2,761         2,445
                                                   ----------      --------
    Total current liabilities ...................      92,363        66,526

Noncurrent Liabilities:
  Long-term debt and capital lease obligations ..      24,242       124,473
  Other noncurrent liabilities ..................       8,679         8,995
                                                   ----------      --------
                                                       32,921       133,468

Stockholders' Equity:
  General Division Stock, $.01 par value ........         347           312
  TR Stock, $.01 par value ......................         124           121
  Treasury Stock - at cost ......................        (881)         (882)
  Additional paid-in capital ....................     879,513       724,342
  Accumulated earnings (deficit) ................       2,918       (17,158)
  Other equity adjustments ......................        (976)       (1,528)
                                                   ----------      --------
                                                      881,045       705,207
                                                   ----------      --------
                                                   $1,006,329      $905,201
                                                   ==========      ========

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                 SIX MONTHS ENDED JUNE 30,
- --------------------------------------------------------------------------------
                                                           1996          1995
                                                           ----          ----
OPERATING ACTIVITIES:
   Net income .........................................  $ 20,076      $ 15,996
   Reconciliation of net income to net
    cash from operating activities:
     Depreciation and amortization ....................    11,966        11,595
     Provision for bad debts ..........................     3,797         3,699
     (Gain)/loss on sale of investments ...............    (1,711)          110
     Loss on disposal of fixed assets .................        41            32
     Accrued interest/amortization on bonds ...........       176           514
     Minority interest in net loss of subsidiaries ....         -          (866)
     Equity in net loss of unconsolidated affiliate ...     1,719         1,742
     Other ............................................      (136)        1,173
     Decrease in cash from working capital:
       Accounts receivable ............................    (9,849)       (4,363)
       Inventories ....................................   (12,138)       (4,183)
       Prepaid expenses and other current assets ......      (361)         (710)
       Accounts payable, accrued expenses
        and deferred revenue ..........................     4,432       (14,738)
                                                         --------      --------
       Net cash provided by operating activities ......    18,012        10,001

INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate .............    (1,674)       (4,000)
   Loans to affiliate .................................    (1,468)       (1,857)
   Purchases of investments ...........................   (75,935)      (22,027)
   Sales and maturities of investments ................    46,934        45,918
   Property, plant and equipment ......................   (41,140)      (25,675)
   Other noncurrent assets ............................    (2,758)         (541)
                                                         --------      --------
       Net cash used by investing activities ..........   (76,041)       (8,182)

FINANCING ACTIVITIES:
   Issuance of common stock ...........................    17,311         6,846
   Issuance of common stock by subsidiary .............         -           260
   Short-term borrowings under bank credit agreement ..    23,000             -
   Issuance of debt ...................................         -            77
   Payments of debt and capital lease obligations .....    (8,552)      (39,341)
                                                         --------      --------
       Net cash provided by (used by) financing
         activities ...................................    31,759       (32,158)

Effect of exchange rate changes on cash ...............     1,229        (1,655)
                                                         --------      --------
Decrease in cash and cash equivalents .................   (25,041)      (31,994)
Cash and cash equivalents, beginning of period ........   144,372        63,542
                                                         --------      --------
Cash and cash equivalents, end of period ..............  $119,331      $ 31,548
                                                         ========      ========

Supplemental Cash Flow Information:
   Cash paid during the period for:
    Interest ..........................................  $  1,196      $  5,197
    Income taxes ......................................     6,114        14,405


Supplemental Disclosure of Non-Cash Transactions:
   Additional investment in unconsolidated affiliate -- Note 6
   Acquisition of Genetrix, Inc -- Note 9
   Conversion of 6 3/4% convertible subordinaated

   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

          These unaudited, condensed, consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

          The financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

3.   Investments:
     -----------

          As of June 30, 1996, the Company's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $14,000 and gross unrealized holding losses totaling approximately $1,300,000 were recorded in a separate component of Stockholders' equity.

          In April 1996, the Company recorded a realized gain of approximately $1,711,000 on the sale of its investment in NABI.

          As of June 30, 1996, the carrying values of the Company's investments in Aronex, Inc., Celtrix Pharmaceuticals, Inc. and Integramed America, Inc. (formerly IVF America, Inc.), included in Other Noncurrent Assets in the unaudited, condensed, consolidated balance sheets, were adjusted to their respective market values. Gross unrealized holding gains of approximately $4,788,000 were recorded in a separate component of Stockholders' Equity.

4.   Inventories:
     -----------

                                      June 30, 1996      December 31, 1995
                                      -------------      -----------------

         Raw Materials ............     $13,981,000         $12,634,000
         Work-in-process ..........      31,884,000          14,821,000
         Finished products ........      18,498,000          25,587,000
                                        -----------         -----------
                                        $64,363,000         $53,042,000
                                        ===========         ===========

5.   Provision for Income Taxes:
     --------------------------

          The tax provision for the three and six months ended June 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the Company's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings and differences in tax bases due to acquisitions. The effective tax rate was 41% and 39.5%, respectively, for the three and six months ended
     June 30, 1996, slight increases over the corresponding periods in 1995.

                      GENZYME CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 6.  Additional Investments in Unconsolidated Affiliate:
     --------------------------------------------------

          Pursuant to the terms of the Convertible Debt and Development Funding Agreement executed between Genzyme and Genzyme Transgenics Corporation ("GTC") in March 1996, GTC borrowed an additional $500,000 per month in April, May and June 1996 from Genzyme. On June 28, 1996, at GTC's request and in accordance with the Agreement, Genzyme converted $1.5 million plus accrued interest of approximately $23,000 into 193,321 shares of GTC Common Stock which increased Genzyme's interest in GTC to 48.1%.

          On July 31, 1996, GTC sold 3,000,000 shares of its Common Stock to the public for $4.00 per share. Genzyme purchased 900,000 shares in the offering after which Genzyme will own a 44.8% interest in GTC.

 7.  Allocation by the General Division to GTR for TR Designated Shares:
     ------------------------------------------------------------------

          In June 1996, pursuant to the terms of an option held by Genzyme to allocate up to $30 million from Genzyme General Division (the General Division) to Genzyme Tissue Repair Division ("GTR"), the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in June 1996 in exchange for an increase in the TR Designated Shares of 1,000,000 shares, which shares have been reserved for distribution at the discretion of the Board of Directors.

 8.  Short-Term Borrowing Arrangements:
     ---------------------------------

          Genzyme has an available line of credit with a commercial bank of $215 million, which may be used by either the General Division or GTR.
     In March 1996, GTR utilized $8.0 million under this line of credit as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts (the "Acquisition") that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service Mark] Service programs. In May 1996, GTR repaid the entire $8.0 million borrowed plus accrued interest of approximately $65,000. In June 1996, GTR borrowed $15.0 million under the same credit line at an interest rate of approximately 6.06% to provide further interim financing for the Acquisition and related required renovations until a suitable permanent financing arrangement can be obtained.

 9.  Acquisition of Genetrix, Inc.:
     ------------------------------

          On April 30, 1996, the Company acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $34.6 million, was allocated to Goodwill to be amortized over 15 years.

10.  Withdrawal of Offer to Acquire the Assets of Genzyme Development
     -----------------------------------------------------------------
     Partners, L.P.:
     ---------------

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

11.  Long-Term Debt:
     ---------------

          In March 1996, holders of the Company's 6 3/4% percent convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received
     18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2,914,000 was credited to Stockholders' Equity.

12.  Subsequent Event:
     ----------------

          On July 1, 1996, Genzyme completed the acquisition of Deknatel Snowden Pencer, Inc. ("DSP"), a privately held surgical products company, for approximately $250.0 million. The purchase price consisted of cash of approximately $190.0 million. Genzyme also assumed and subsequently repaid debt of DSP of approximately $56.5 million, and Genzyme paid acquisition costs of approximately $3.5 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200.0 million under a revolving credit facility from Fleet National Bank, due September 1, 1997, with interest payable at LIBOR plus 5/8% (6.16% at July 1, 1996) and approximately $50.0 million was provided from the Company's cash balances.

                      GENZYME CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Subsequent Event (continued):
     ----------------------------

          DSP designs, manufactures and markets cardiovascular devices, precision instruments and specialty surgical products. DSP had net sales of $95.3 million in the fiscal year ending September 30, 1995. Its 70-person sales force calls directly on cardiovascular, general and gynecological surgeons throughout the U.S. and Europe and has a strong presence in the operating rooms of major hospitals. Genzyme will retain DSP personnel and facilities and continue to pursue DSP's growth strategy.

          Genzyme plans to use DSP's sales force to accelerate the introduction of its Seprafilm[Trademark] bioresorbable membrane to the U.S.
     surgical market once Seprafilm[Trademark] is approved by the U.S. Food and Drug Administration.

          In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

          In July 1996, the Company agreed to make a final payment of approximately $7.6 million for a company acquired in 1994.

          On July 31, 1996, GTC sold 3,000,000 shares of its Common Stock to the public for $4.00 per share. Genzyme purchased 900,000 shares in the offering after which Genzyme will own a 44.8% interest in GTC.

          On August 13, 1996, the FDA granted approval to market Seprafilm [Registered Trademark] for use in any open abdominal or pelvic surgery. There are estimated to be approximately 3.1 million such surgeries performed annually in the United States. Genzyme, on behalf of the Joint Venture formed between Genzyme and the Partnership, expects to launch Seprafilm[Registered Trademark] broadly in the United States in October, using the DSP sales force. Under the terms of the agreements between Genzyme and the Partnership, the Joint Venture will manufacture and market Seprafilm[Registered Trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the third quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

                               GENZYME CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

     The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the General Division and GTR. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report on Form 10-K/A for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Revenue
- -------

     Total revenues for the three and six months ended June 30, 1996 were $115.6 million and $229.1 million, respectively, increases of 24% and 26% over the corresponding periods in 1995. Product and service revenues were $109.5 million and $216.9 million, respectively, increases of 26% and 28% over the same periods in 1995.

     Product revenues for the three months ended June 30, 1996 increased 23% to $91.1 million from $74.1 million for the corresponding period in 1995, and product revenues for the six months ended June 30, 1996 increased 29% to $183.9 million from $142.3 million for the corresponding period in 1995. Sales of Therapeutic, Diagnostic Product and Pharmaceutical products increased 20%, 14% and 74%, respectively, during the second quarter of 1996 and 19%, 19% and 147%, respectively during the six months ended June 30, 1996 as compared to the comparable periods in 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] due to an increase in the number of patients treated, primarily outside of the U.S. The General Division's results of operations are highly dependent on these products. Combined Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] sales were 71% and 67% of product sales during the second quarter and during the six months ended June 30, 1996, respectively, and were 73% of product sales during each the comparable periods in 1995. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably in the Cardiovascular Direct LDL[Trademark] test sales. The substantial increase in Pharmaceutical sales resulted primarily from sales of Melatonin which commenced in the third quarter of 1995 and Cosmetic Grade HA Powder which were classified as Therapeutics revenue until the fourth quarter of 1995. The Company believes sales of Melatonin products may decrease in the second half of 1996.

     Service revenues for the three months ended June 30, 1996 increased 41% to $18.4 million from $13.0 million for the corresponding period in 1995 and service revenues for the six months ended June 30 1996 increased 24% to $33.0 million from $26.5 million for the corresponding period in 1995. The increases were due primarily to the acquisition of Genetrix, Inc. ("Genetrix") completed May 1, 1996 and, to a lesser degree, to higher genetic testing unit volume and pricing changes. See "Liquidity and Capital Resources". Service revenue for the three months ended June 30, 1996 included $0.8 million sales of Epicel[Trademark] skin grafts as compared to $1.2 million in the corresponding period in 1995, and $0.9 million sales of CARTICEL[Service Mark] cartilage repair service as compared to minimal sales in the corresponding period in 1995. CARTICEL[Service Mark] service commenced in the first quarter of 1995. Epicel service was $2.0 million in the first six months of 1996, compared to $2.2 million in the same period of 1995. Had the Genetrix acquisition occurred January 1, 1996, service revenues for the three and six months ended June 30, 1996 would have been $20.2 million and $40.3 million.

     International sales represented approximately 43% and 40% of product sales in the second quarter and first six months of 1996,respectively, compared with approximately 41% and

42% of second quarter and first six months of 1995 product sales, respectively. The increases occurred due to increased international sales of Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] offset slightly by weakening of the exchange rate of the U.S. Dollar to the Netherlands Guilder during the three and six months ended June 30, 1996.

     Revenues from research and development contracts for the three and six months ended June 30, 1996 were $6.1 million and $12.2 million, respectively, as compared to $6.5 million and $12.9 million for the corresponding periods in 1995. The decreases were due primarily to decreased revenues from Neozyme II Corporation ("Neozyme II") which resulted from a reduction in the external contract expenses incurred by the Company on behalf of the Neozyme II development programs.

Margins and Operating Expenses
- ------------------------------

     Total gross margin for the quarters ended June 30, 1996 and 1995 were 60% and 56%, respectively, and total gross margin for the six months ended June 30, 1996 and 1995 were 59% and 57%, respectively. The Company provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter and six months ended June 30, 1996 increased to 68% from 58% and to 66% from 60%, respectively, for the same periods in 1995 due primarily to the higher volume of Melatonin and Ceredase[Registered Trademark]/Cerezyme[Registered Trademark] sales in 1996 and improved product mix.

     Service margins were 19% and 40% for the three months ended June 30, 1996 and 1995, respectively, and 23% and 41% for the six months ended June 30, 1996 and 1995, respectively. Service margins declined during the three and six months ended June 30, 1996 due to increased GTR spending for the expansion of manufacturing capacity and due to the effect of the Genetrix acquisition. Genetrix margins have been minimal since the acquisition. The Company expects these margins will improve over the next several months as laboratory facilities are consolidated. Had the Genetrix acquisition occurred January 1, 1996, service margins for the three and six months ended June 30, 1996 would have been, 20% and 23%, respectively.

     Selling, general and administrative expenses for the three months ended June 30, 1996 were $40.0 million, an increase of 54% over the same period in 1995, and selling, general, and administrative expenses for the six months ended June 30, 1996 were $78.6 million, an increase of 51% over the same period in 1995. The increases were due to increased expenses and staffing to support growth in product lines, and significantly increased staffing in connection with the launch of Seprafilm[Trademark] in Europe and in anticipation of domestic introduction.

     GTR selling, general and administrative expenses have increased due to increased surgeon training costs, additional staffing related to CARTICEL[Service Mark] Service, and increased CARTICEL[Service Mark] marketing costs. Selling, general, administrative and other expenses related to services also increased due to the Genetrix acquisition. Had the Genetrix acquisition occurred January 1, 1996, selling, general and administrative expenses would have been $0.8 million and $1.9 million higher for the three and six months ended June 30, 1996.

     As a percentage of total revenues, selling, general and administrative expenses were 35% and 34%, respectively, for the three and six months ended June 30, 1996 compared to 28% and 29%, respectively, for the corresponding periods in 1995. Excluding the effects of the Genetrix acquisition and the above described charge, selling, general and administrative expenses were, respectively, 34% for the three and six months ended June 30, 1996.

     Research and development expenses for the three and six months ended June 30, 1996 were $18.6 and $36.3 million, increases of 8%, respectively, over the same periods in 1995 due to increased spending on internal programs.

     Other operating expenses were $1.5 million in the respective three and six months ended June 30, 1996, primarily the result of a $1.3 million charge incurred in the second quarter of 1996 to eliminate redundant service operations.

Other Income and Expenses
- -------------------------

     Investment income for the three and six months ended June 30, 1996 increased to $4.6 million and $9.1 million, respectively, from $1.3 and $3.1 million for the same periods in 1995, due primarily to higher average cash and investment balances which resulted from the General Division and GTR public offerings in October 1995 and September 1995, respectively, the exercise of stock options and warrants and cash generated from operations.

     Interest expense for the three and six months ended June 30, 1996 was $0.2 million and $0.4 million, respectively, net of capitalized interest on construction in progress of $0.5 million and $2.2 million, respectively. In March 1996, holders of the Company's 6 3/4% percent convertible subordinated notes (the "Notes") in the principal amount of $100 million converted the Notes into General Division and TR Stock. Holders of the Notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 Note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. Accordingly, in the three months ending June 30, 1996, interest expense relating to the Notes declined $1.7 million as compared to second quarter of 1995, and in the six months ending June 30, 1996, interest relating to the Notes declined 62% to $1.3 million from $3.4 million in corresponding period in 1995. The Company also incurred interest expense in the three and six months ended June 30, 1996 of $0.4 million and $0.8 million, respectively, related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million and $0.2 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

     The tax provision for the three and six months ended June 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings and differences in tax bases due to acquisitions. The effective tax rate was 41% and 39.5%, respectively, for the three and six months ended June 30, 1996, slight increases over the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had cash, cash equivalents and investments in marketable securities totaling $334.5 million, an increase of $8.3 million from December 31, 1995. In the first six months of 1996, the Company spent $41.1 million on increased manufacturing capacity and invested an additional $1.7 million in an unconsolidated affiliate. These expenditures were financed primarily by operations, $18.0 million, net short-term borrowings under a credit line with a commercial bank, $15.0 million and by the issuance of common stock through exercises of stock options and warrants, $17.3 million.

     As of June 30, 1996, the Company had accounts receivable of $97.9 million, an increase of $9 million from December 31, 1995, due to increased Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] and Melatonin sales. Inventories increased $11.3 million to $64.4 million as of June 30, 1996 as compared to December 31, 1995. The increase was due primarily to support of increased business operations in Therapeutics and Surgical Products business lines and, in part, to exchange rate fluctuations.

     Genzyme has an available line of credit with a commercial bank of $215 million, which may be used by either the General Division or GTR. As of July 1, 1996, the General Division utilized $200 million under this credit line for the purchase of DSP (See "Subsequent Events") and GTR utilized $15 million for capital expansion.


     In March 1996, GTR utilized $8.0 million under this credit line as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts (the "Acquisition") that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the

CARTICEL[Service Mark] Service programs. In May 1996, GTR repaid the entire $8.0 million borrowed plus accrued interest of approximately $65,000. In June 1996, GTR borrowed $15.0 million under the same credit line at an interest rate of approximately 6.06% to provide further interim financing for the Acquisition and related required renovations until a suitable permanent financing arrangement can be obtained.

     Pursuant to the terms of the Convertible Debt and Development Funding Agreement executed between Genzyme and GTC in March 1996, GTC borrowed an additional $500,000 per month in April, May and June 1996 from Genzyme. On June 28, 1996, at GTC's request and in accordance with the Agreement, Genzyme converted $1.5 million plus accrued interest of approximately $23,000 into 193,321 shares of GTC Common Stock which increased Genzyme's interest in GTC to 48.1%.

     On April 30, 1996, the General Division acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $34.6 million, was allocated to Goodwill to be amortized over 15 years.

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

     The Company expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the General Division currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Partnership's products, the market introduction of the Surgical Products, making certain payments to third parties in connection with strategic collaborations and making a final payment for a company acquired in 1994. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retained the right to make voluntary allocations of up to $30 million from the General Division to the GTR. In June 1996, the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in exchange for an increase in the TR Designated Shares of 1,000,000 shares which shares have been reserved for issuance at the discretion of the Board of Directors. Subsequent to this allocation of $10 million in cash from the General Division to GTR, the General Division retains the right, exercised in the discretion of the Board of Directors, to make additional allocations of up to $20 million from the General Division to GTR. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

SUBSEQUENT EVENTS

     On July 1, 1996, Genzyme completed the acquisition of DSP, a privately held surgical products company, for approximately $250.0 million. The purchase price consisted of cash of approximately $190.0 million. Genzyme also assumed and subsequently repaid debt of DSP of approximately $56.5 million, and Genzyme paid acquisition costs of approximately $3.5 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200.0 million under a revolving credit facility from Fleet National Bank, due September 1, 1997, with interest payable at LIBOR plus 5/8% (6.16% at July 1, 1996) and approximately $50.0 million was provided from Genzyme's General Division cash balances.

     DSP designs, manufactures and markets cardiovascular devices, precision instruments and specialty surgical products. DSP had net sales of $95.3 million in the fiscal year ending September 30, 1995. Its 70-person sales force calls directly on cardiovascular, general and gynecological surgeons throughout the U.S. and Europe and has a strong presence in the operating rooms of major hospitals. Genzyme will retain DSP personnel and facilities and continue to pursue DSP's growth strategy.

     Genzyme plans to use DSP's sales force to accelerate the introduction of its Seprafilm[Registered Trademark] bioresorbable membrane to the U.S. surgical market once it is approved by the U.S. Food and Drug Administration.

     In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

    In July 1996, the Company agreed to make a final payment of approximately $7.6 million for a company acquired in 1994.

     On July 31, 1996, GTC sold 3,000,000 shares of its Common Stock to the public for $4.00 per share. Genzyme purchased 900,000 shares in the offering after which Genzyme will own a 44.8% interest in GTC.

     On August 13, 1996, the FDA granted approval to market Seprafilm [Registered Trademark] for use in any open abdominal or pelvic surgery. There are estimated to be approximately 3.1 million such surgeries performed annually in the United States. Genzyme, on behalf of the Joint Venture formed between Genzyme and the Partnership, expects to launch Seprafilm[Registered Trademark] broadly in the United States in October, using the DSP sales force. Under the terms of the agreements between Genzyme and the Partnership, the Joint Venture will manufacture and market Seprafilm[Registered Trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the third quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                          JUNE 30,                   JUNE 30,
- ----------------------------------------------------------------------------------------------------------
                                                           1996         1995          1996          1995
                                                           ----         ----          ----          ----

Revenues:
   Net product sales .................................   $ 91,087      $74,054      $183,902      $142,325
   Net service sales .................................     16,761       11,801        29,668        24,265
   Revenues from research and development contracts:
     Related parties .................................      5,956        6,497        11,999        12,823
     Other ...........................................        184            6           202           104
                                                         --------      -------      --------      --------
                                                          113,988       92,358       225,771       179,517

Operating costs and expenses:
   Cost of products sold .............................     29,164       29,963        62,488        55,369
   Cost of services sold .............................     11,424        7,826        19,651        15,777
   Selling, general and administrative ...............     33,267       23,361        65,593        47,600
   Research and development (including research
     and development related to contracts) ...........     16,215       14,148        31,551        27,797
   Other .............................................      1,465            -         1,465             -
                                                         --------      -------      --------      --------
                                                           91,535       75,298       180,748       146,543
                                                         --------      -------      --------      --------

Operating income .....................................     22,453       17,060        45,023        32,974

Other income and (expenses)
   Minority interest in net loss of subsidiaries .....          -          501             -           866
   Equity in net loss of unconsolidated affiliate ....     (1,121)        (793)       (2,058)       (1,742)
   Gain on investments ...............................      1,711            -         1,711             -
   Investment income .................................      4,226        1,035         8,144         2,481
   Interest expense ..................................       (186)        (173)         (395)         (220)
                                                         --------      -------      --------      --------
                                                            4,630          570         7,402         1,385
                                                         --------      -------      --------      --------

Income before income taxes ...........................     27,083       17,630        52,425        34,359
Provision for income taxes ...........................    (11,104)      (6,698)      (20,909)      (13,056)
                                                         --------      -------      --------      --------

Net income ...........................................     15,979       10,932        31,516        21,303

Allocated tax benefit generated by Genzyme
 Tissue Repair Division ..............................      4,305        2,035         7,802         3,662
                                                         --------      -------      --------      --------

Net income attributable to Genzyme
 General Division Stock ..............................   $ 20,284      $12,967      $ 39,318      $ 24,965
                                                         ========      =======      ========      ========


   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            JUNE 30,               JUNE 30,
- -----------------------------------------------------------------------------------------------
                                                       1996        1995         1996      1995
                                                       ----        ----         ----      ----

Net income attributable to Genzyme
 General Division Stock ..........................   $20,284     $12,967      $39,318   $24,965
                                                     =======     =======      =======   =======

Income per General Division common and
 common equivalent share:
   Net income(1) .................................   $  0.27     $  0.23      $  0.54   $  0.44
                                                     =======     =======      =======   =======

   Average shares outstanding(1) .................    73,908      56,636       72,880    56,210
                                                     =======     =======      =======   =======


Income per General Division Common Share
 assuming full dilution:
   Net income(1) .................................   $  0.27     $  0.21      $  0.53   $  0.41
                                                     =======     =======      =======   =======

   Average fully diluted shares outstanding(1) ...    73,934      60,646       74,300    60,470
                                                     =======     =======      =======   =======

(1) Reflects for July 25, 1996 2-for-1 stock split. (See Footnote 11 - "Subsequent Events".)


   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

COMBINED BALANCE SHEETS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                             JUNE 30,   DECEMBER 31,
- ---------------------------------------------------------------------------
                                                     1996         1995
                                                     ----         ----
                        ASSETS
Current Assets:
  Cash and cash equivalents.....................   $ 85,354     $103,631
  Short-term investments .......................    161,060      105,471
  Accounts receivable, less allowance
   for doubtful accounts........................     96,719       87,121
  Inventories ..................................     62,989       52,281
  Prepaid expenses and other current assets ....     13,002       12,345
  Due from Genzyme Tissue Repair Division ......      2,308        2,034
  Deferred tax assets - current ................      7,729        7,729
                                                   --------     --------
    Total current assets .......................    429,161      370,612

Property, plant and equipment, net .............    344,658      327,461

Other Assets:
  Long-term investments ........................     52,141       69,561
  Note receivable - affiliate ..................      1,467          262
  Intangibles, net of accumulated amortization..     64,049       29,934
  Deferred tax assets - noncurrent .............     27,487       23,645
  Other noncurrent assets ......................     29,878       33,111
                                                   --------     --------
                                                    175,022      156,513
                                                   --------     --------
                                                   $948,841     $854,586
                                                   ========     ========

           LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable .............................   $ 12,063     $ 19,548
  Accrued expenses .............................     46,847       38,069
  Income taxes payable .........................      8,828        1,316
  Deferred revenue .............................      3,273        1,367
  Current portion of long-term debt and
   capital lease obligations ...................      2,724        2,276
                                                   --------     --------
    Total current liabilities ..................     73,735       62,576

Noncurrent Liabilities:
  Long-term debt and capital lease obligations..     24,242      124,473
  Other noncurrent liabilities .................      7,928        8,256
                                                   --------     --------
                                                     32,170      132,729

Division equity ................................    842,936      659,281
                                                   --------     --------
                                                   $948,841     $854,586
                                                   ========     ========

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                SIX MONTHS ENDED JUNE 30,
- -------------------------------------------------------------------------------
                                                          1996          1995
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income ........................................  $ 39,318      $ 24,965
   Reconciliation of net income to net
    cash from operating activities:
     Depreciation and amortization ...................    11,708        11,282
     Provision for bad debts .........................     3,641         3,699
     (Gain)/loss on sale of investments ..............    (1,711)          110
     Loss on disposal of fixed assets ................        41            32
     Accrued interest/amortization on bonds ..........       102           613
     Minority interest in net loss of subsidiaries ...         -          (866)
     Equity in net loss of unconsolidated affiliate ..     1,719         1,742
     Other ...........................................      (110)        1,173
     Decrease in cash from working capital:
       Accounts receivable ...........................   (10,315)       (4,854)
       Inventories ...................................   (11,525)       (4,149)
       Prepaid expenses and other current assets .....      (116)         (806)
       Accounts payable, accrued expenses
        and deferred revenue .........................     4,623       (13,350)
       Due from Genzyme Tissue Repair Division .......      (185)         (655)
                                                        --------      --------
       Net cash provided by operating activities .....    37,190        18,936

INVESTING ACTIVITIES:
   Cash allocated to Genzyme Tissue Repair Division ..   (10,000)            -
   Investment in unconsolidated affiliate ............    (1,674)       (4,000)
   Loans to affiliate ................................    (1,468)       (1,857)
   Purchases of investments ..........................   (70,931)      (11,070)
   Sales and maturities of investments ...............    37,172        37,831
   Property, plant and equipment .....................   (22,161)      (25,516)
   Other noncurrent assets ...........................    (2,987)         (549)
                                                        --------      --------
       Net cash provided by investing activities .....   (72,049)       (5,161)
                                                        --------      --------

FINANCING ACTIVITIES:
   Issuance of General Division Common Stock .........    15,773         6,461
   Issuance of common stock by subsidiary ............         -           260
   Issuance of debt                                            -            77
   Payments of debt and capital lease obligations ....      (420)      (39,181)
                                                        --------      --------
      Net cash provided by financing activities ......    15,353       (32,383)

Effect of exchange rate changes on cash ..............     1,229        (1,655)
                                                        --------      --------
Decrease in cash and cash equivalents ................   (18,277)      (20,263)
Cash and cash equivalents, beginning of period .......   103,631        46,549
                                                        --------      --------
Cash and cash equivalents, end of period .............  $ 85,354      $ 26,286
                                                        ========      ========

Supplemental Cash Flow Information:
   Cash paid during the period for:
    Interest .........................................  $  1,125      $  5,173
    Income taxes .....................................     5,543        14,405



Supplemental Disclosure of Non-Cash Transactions:
   Additional investment in unconsolidated affiliate -- Note 6
   Acquisition of Genetrix, Inc. -- Note 8
   Conversion of 6 3/4% convertible subordinated notes in the principal amount of $100 million -- Note 10

   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

          These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995 and the financial statements and footnotes for Genzyme General Division included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited but include, in the Division's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of the General Division's financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

3.   Investments:
     -----------

          As of June 30, 1996, the General Division's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $14,000 and gross unrealized holding losses totaling approximately $1,293,000 were recorded in a separate component of Division equity.

          In April 1996, the General Division recorded a realized gain of approximately $1,711,000 on the sale of its investment in NABI.

          As of June 30, 1996, the carrying values of the General Division's investments in Aronex, Inc., Celtrix Pharmaceuticals, Inc. and Integramed America, Inc. (formerly IVF America, Inc.), included in Other Noncurrent Assets in the unaudited, condensed, combined balance sheets, were adjusted to their respective market values. Gross unrealized holding gains of approximately $4,788,000 were recorded in a separate component of Division equity.

4.   Inventories:
     -----------


                                     June 30, 1996       December 31, 1995
                                     -------------       -----------------

         Raw Materials..............  $13,855,000           $12,527,000
         Work-in-process............   30,636,000            14,167,000
         Finished products..........   18,498,000            25,587,000
                                      -----------           -----------
                                      $62,989,000           $52,281,000
                                      ===========           ===========

5.   Provision for Income Taxes:
     --------------------------

          The tax provision for the three and six months ended June 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings and differences in tax bases due to acquisitions. The effective tax rate was 41% and 39.9% for the three and six months ended June 30, 1996, slight increases over the corresponding periods in 1995. The allocated tax benefit generated by GTR of $4.3 million and $2.0 million in the second quarter of 1996 and 1995, respectively, reduced the General Division's tax rate for those periods to 25.1% and 26.4%, respectively. For the six months ended June 30, 1996 and 1995, the allocated tax benefit generated by GTR of $7.8 million

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

5.   Provision for Income Taxes (continued):
     --------------------------------------

     and $3.7 million, respectively, reduced the General Division's tax rate for the respective six month periods to 25% and 27.3%.

6.   Additional Investments in Unconsolidated Affiliate:
     --------------------------------------------------

          Pursuant to the terms of the Convertible Debt and Development Funding Agreement executed between Genzyme and GTC in March 1996, GTC borrowed an additional $500,000 per month in April, May and June 1996 from the General Division. On June 28, 1996, at GTC's request, the General Division converted $1.5 million plus accrued interest of approximately $23,000 into 193,321 shares of GTC Common Stock which increased the General Division's interest in GTC to 48.1%.

          On July 31, 1996, GTC sold 3,000,000 shares of its common stock to the public for $4.00 per share. Genzyme purchased 900,000 shares in the offering after which Genzyme will own a 44.8% interest in GTC.

7.   Allocation by the General Division to GTR for TR Designated Shares:
     ------------------------------------------------------------------

          In June 1996, pursuant to the terms of an option held by Genzyme to allocate up to $30 million from the General Division to GTR, the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in exvchange for an increase in the TR Designated Shares of 1,000,000 shares, which shares have been reserved for distribution at the discretion of the Board of Directors.

8.   Acquisition of Genetrix, Inc.
     -----------------------------

          On April 30, 1996, the General Division acquired Genetrix, Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approxmiately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $34.6 million, was allocated to Goodwill to be amortized over 15 years.

9.   Withdrawal of Offer to Acquire the Assets of
     Genzyme Development Partners, L.P.:
     --------------------------------------------

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

10.  Long-Term Debt:
     --------------

          In March 1996, holders of the Company's 6 3/4% percent convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received
     18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2,914,000 was credited to Stockholders' Equity.

11.  Subsequent Events:
     -----------------

          On July 1, 1996, the General Division completed the acquisition of DSP, a privately held surgical products company, for approximately
     $250.0 million. The purchase price consisted of cash of approximately $190.0 million. The General Division also assumed and subsequently repaid debt of DSP of approximately $56.5 million, and the General Division paid acquisition costs of approximately $3.5 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200.0 million under a revolving credit facility from Fleet National Bank, due September 1, 1997, with interest payable at LIBOR plus 5/8% (6.16% at July 1, 1996) and approximately $50.0 million was provided from General Division cash balances.

          DSP designs, manufactures and markets cardiovascular devices, precision instruments and specialty surgical products. DSP had net sales of $95.3 million in the fiscal year ending September 30, 1995. Its 70-person sales force calls directly on cardiovascular, general and gynecological surgeons throughout the U.S. and Europe and has a strong presence in the operating rooms of major hospitals. The General Division will retain DSP personnel and facilities and continue to pursue DSP's growth strategy.

          The General Division plans to use DSP's sales force to accelerate the introduction of its Seprafilm[Registered Trademark] bioresorbable membrane to the U.S. surgical market once Seprafilm[Trademark] is approved by the U.S. Food and Drug Administration.

          In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996.
     On July 25, 1996, a total 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

          In July 1996, the General Division agreed to make a final payment of approximately $7.6 million for a company acquired in 1994.

          On July 31, 1996, GTC sold 3,000,000 shares of its Common Stock to the public for $4.00 per share. Genzyme purchased 900,000 shares in the offering after which Genzyme will own a 44.8% interest in GTC.

          On August 13, 1996, the FDA granted approval to market Seprafilm [Registered Trademark] for use in any open abdominal or pelvic surgery. There are estimated to be approximately 3.1 million such surgeries performed annually in the United States. Genzyme, on behalf of the Joint Venture formed between Genzyme and the Partnership, expects to launch Seprafilm[Registered Trademark] broadly in the United States in October, using the DSP sales force. Under the terms of the agreements between Genzyme and the Partnership, the Joint Venture will manufacture and market Seprafilm[Registered Trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the third quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

                            GENZYME GENERAL DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

     The following discussion is a summary of the key factors management considers necessary in reviewing the General Division's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the General Division. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report on Form 10-K/A for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Revenue
- -------

     Total revenues for the three and six months ended June 30, 1996 were $114.0 million and $225.8 million, respectively, increases of 23% and 26% over the corresponding periods in 1995. Product and service revenues were $107.8 million and $213.6 million, respectively, increases of 26% and 28% over the same periods in 1995.

     Product revenues for the three months ended June 30, 1996 increased 23% to $91.1 million from $74.1 million for the corresponding period in 1995, and product revenues for the six months ended June 30, 1996 increased 29% to $183.9 million from $142.3 million for the corresponding period in 1995. Sales of Therapeutic, Diagnostic Product and Pharmaceutical products increased 20%, 14% and 74%, respectively, during the second quarter of 1996 and 19%, 19% and 147%, respectively, during the six months ended June 30, 1996 as compared to the comparable periods in 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] due to an increase in the number of patients treated, primarily outside of the U.S. The General Division's results of operations are highly dependent on these products. Combined Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] sales were 71% and 67% of product sales during the second quarter and during the six months ended June 30, 1996 respectively, and were 73% of product sales during each the comparable periods in 1995. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably in the Cardiovascular Direct LDL[Registered Trademark] test sales. The substantial increase in Pharmaceutical sales resulted primarily from sales of Melatonin which commenced in the third quarter of 1995 and Cosmetic Grade HA Powder which were classified as Therapeutics revenue until the fourth quarter of 1995. The General Division believes sales of Melatonin products may decrease in the second half of 1996.

     Service revenues from genetic testing for the three months ended June 30, 1996 increased 42% to $16.8 million from $11.8 million for the corresponding period in 1995 and service revenues for the six months ended June 30 1996 increased 22% to $29.7 million from $24.3 million for the corresponding period in 1995. The increases were due primarily to the Genetrix acquisition completed May 1, 1996 and to a lesser degree to higher unit volume and pricing changes. Had the Genetrix acquisition occurred January 1, 1996, service revenues for the three and six months ended June 30, 1996 would have been $18.6 million and $36.9 million.

     International sales represented approximately 43% and 40% of product sales in the second quarter and first six months of 1996 compared with approximately 41% and 42% of second quarter and first six months of 1995 product sales. The increases occurred due to increased international sales of Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] offset slightly by weakening of the exchange rate of the U.S. Dollar to the Netherlands Guilder during the three and six months ended June 30, 1996.

     Revenues from research and development contracts for the three and six months ended June 30, 1996 were $6.1 million and $12.2 million, respectively, as compared to $6.5 million and $12.9 million for the corresponding periods in 1995. The decreases were due primarily to decreased Neozyme II revenues which resulted from a reduction in the external contract expenses incurred by the General Division on behalf of the Neozyme II development programs.

Margins and Operating Expenses
- ------------------------------

     Total gross margin for the quarters ended June 30, 1996 and 1995 were 62% and 56%, respectively, and total gross margin for the six months ended June 30, 1996 and 1995 were 62% and 57%, respectively. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarter and six months ended June 30, 1996 increased to 68% from 60% and to 66% from 61%, respectively, for the same periods in 1995 due primarily to the higher volume of Melatonin and Ceredase[Registered Trademark]/Cerezyme[Registered Trademark] sales in 1996, and improved product mix.

     Service margins were 32% and 34% for the three months ended June 30, 1996 and 1995, respectively and 34% and 35% for the six months ended June 30, 1996. Service margins declined during the three and six months ended June 30, 1996 due to the effect of the Genetrix acquisition. The Company expects these margins will improve over the next several months as laboratory facilities are consolidated. Had the Genetrix acquisition occurred January 1, 1996, service margins for the three and six months ended June 30, 1996 would have been, respectively, 31%.

     Selling, general and administrative expenses for the three months ended June 30, 1996 were $33.3 million, an increase of 42% over the same period in 1995, and selling, general and administrative expenses for the six months ended June 30, 1996 were $65.6 million, an increase of 38% over the same period in 1995. The increases were due to increased expenses and staffing to support growth in product lines, significantly increased staffing in connection with the launch of Seprafilm[Trademark] in Europe and anticipation of domestic introduction.

     Selling, general and administrative expenses related to services increased due to the Genetrix acquisition. Had the Genetrix acquisition occurred January 1, 1996, selling, general and administrative expenses would have been $0.8 million and $1.9 million higher for the three and six months ended June 30, 1996.

     As a percentage of total revenues, selling, general and administrative expenses were, respectively, 29% for the three and six months ended June 30, 1996 compared to 25% and 27%, respectively, for the corresponding periods in 1995. Excluding the effects of the Genetrix acquisition and the above described charge, selling, general and administrative expenses were, respectively, 29% for the three and six months ended June 30, 1996.

     Research and development expenses for the three and six months ended June 30, 1996 were $16.2 million and $31.6 million, respectively, increases of 15% and 14%, over the same periods in 1995 due to increased spending on internal programs.

     Other operating expenses were $1.5 million in the three and six months ended June 30, 1996, primarily the result of a $1.3 million charge incurred in the second quarter of 1996 to eliminate redundant service operations.

Other Income and Expenses
- -------------------------

     Investment income for the three and six months ended June 30, 1996 increased to $4.2 million and $8.1 million, respectively, from $1.0 million and $2.5 million for the same periods in 1995, due primarily to higher average cash and investment balances which resulted from the General Division's public offering in October 1995, the exercise of stock options and warrants and cash generated form operations.

     Interest expense for the three and six months ended June 30, 1996 was $0.2 million and $.4 million, respectively, net of capitalized interest on construction in progress of $0.5 million and $2.2 million, respectively. In March 1996, holders of the Company's 6 3/4% percent convertible subordinated notes (the "Notes") in the principal amount of $100 million converted the notes into General Division and TR Stock. Holders of the Notes received 18,913 shares of General Division Stock and 2,553 shares of TR Stock in conversion of each $1,000 Note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. Accordingly, in the three months ending June 30, 1996, interest expense relating to the Notes declined $1.7 million as compared to second quarter of 1995, and in the six months ending June 30, 1996, interest relating to the Notes declined 62% to $1.3 million from $3.4 million in corresponding period in 1995. The General Division also incurred interest expense in the three and six months ended June 30, 1996 of $0.4 million and $0.8 million, respectively, related to a $21.5 million mortgage note issued in the second quarter of 1994, $0.1 million and $0.2 million, respectively, related to a deferred liability established to acquire the remaining shares of a Swiss company acquired, in part, in July 1994 and the remainder related to interest on capitalized leases.

     The tax provision for the three and six months ended June 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings and differences in tax bases due to acquisitions. The effective tax rate was 41% and 39.9% for the three and six months ended June 30, 1996, slight increases over the corresponding periods in 1995. The allocated tax benefit generated by GTR of $4.3 million and $2.0 million in the second quarter of 1996 and 1995, respectively, reduced the General Division's tax rate for those periods to 25.1% and 26.4%, respectively. For the six months ended June 30, 1996 and 1995, the allocated tax benefit generated by GTR was $7.8 million and $3.7 million, respectively, reduced the General Division's tax rate for the respective six month periods to 25% and 27.3%.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the General Division had cash, cash equivalents and investments in marketable securities totaling $298.6 million, an increase of $19.9 million from December 31, 1995. In the first six months of 1996, the General Division spent $22.2 million on increased manufacturing capacity, $3.5 million on acquisition costs and invested an additional $1.7 million in an unconsolidated affiliate. In June 1996, the Board of Directors voted to allocate $10 million of cash from the General Division to GTR pursuant to its option to allocate to up to $30 million to GTR, at $10 per TR Designated
Share in exchange for an increase in the TR Designated Shares of 1,000,000 shares which have been reserved for issuance at the discretion of the Board of Directors. These expenditures were financed by operations, $37.2 million, and by the issuance of common stock through exercises of stock options and warrants, $15.8 million.

     Pursuant to the terms of the Convertible Debt and Development Funding Agreement executed between Genzyme and GTC in March 1996, GTC borrowed an additional $500,000 per month in April, May and June 1996 from the General Division. On June 28, 1996, at GTC's request and in accordance with the terms of the Agreement, the General Division converted $1.5 million plus accrued interest of approximately $23,000 into 193,321 shares of GTC Common Stock which increased the General Division's interest in GTC to 48.1%.

     As of June 30, 1996, the General Division had accounts receivable of $96.7 million, an increase of $9.6 million from December 31, 1995, due to increased Ceredase[Registered Trademark] and Cerezyme[Registered Trademark] and Melatonin sales. Inventories increased $10.7 million to $63.0 million as of June 30, 1996 as compared to December 31, 1995. The increase was due primarily to support of increased business operations in Therapeutics and Surgical Products business lines and, in part, to exchange rate fluctuations.

     Genzyme has an available line of credit with a commercial bank of $215 million which may be used by either the General Division of GTR. As of July 1, 1996, the General Division utilized $200 million under this credit line for the purchase of DSP (See "Subsequent Events") and GTR utilized $15 million for capital expansion.

     On April 30, 1996, the General Division acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 690,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $34.6 million, will be allocated to Goodwill to be amortized over 15 years.

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

        The General Division expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the General Division currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing validation of the manufacturing facility in Boston, Massachusetts, completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Partnership's products, the market introduction of the Surgical Products, making certain payments to third parties in connection with strategic collaborations and making a final payment for a company acquired in 1994. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retained the right to make voluntary allocations of up to $30 million from the General Division to the GTR. In June 1996, the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in exchange for an increase in the TR Designated Share of 1,000,000 which shares have been reserved for issuance at the discretion of the Board of Directors. Subsequent to this allocation of $10 million in cash from the General Division to GTR, the General Division retains the right, exercised in the discretion of the Board of Directors, to make additional allocations of up to $20 million from the General Division to GTR. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, the General Division may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

SUBSEQUENT EVENTS

     On July 1, 1996, the General Division completed the acquisition of DSP, a privately held surgical products company, for approximately $250.0 million. The purchase price consisted of cash of approximately $190.0 million. The General Division also assumed and subsequently repaid debt of DSP of approximately $56.5 million, and the General Division paid acquisition costs of approximately $3.5 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200.0 million under a revolving credit facility from Fleet National Bank, due September 1, 1997, with interest payable at LIBOR plus 5/8% (6.16% at July 1,
1996) and approximately $50.0 million was provided from General Division cash balances.

     DSP designs, manufactures and markets cardiovascular devices, precision instruments and specialty surgical products. DSP had net sales of $95.3 million in the fiscal year-ending September 30, 1995. Its 70-person sales force calls directly on cardiovascular, general and gynecological surgeons throughout the U.S. and Europe and has a strong presence in the operating rooms of major hospitals. Genzyme will retain DSP personnel and facilities and continue to pursue DSP's growth strategy.

     Genzyme plans to use DSP's sales force to accelerate the introduction of its Seprafilm[Trademark] bioresorbable membrane to the U.S. surgical market once it is approved by the U.S. Food and Drug Administration.

     In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority interest of the outstanding General Division and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and share amounts have been re-stated to reflect this split.

     In July 1996, the General Division agreed to make a final payment of approximately $7.6 million for a company acquired in 1994.

     On July 31, 1996 GTC sold 3,000,000 shares of its Common Stock to the public for $4.00 per share. Genzyme purchased 900,000 shares in the offering after which Genzyme will own a 44.8% interest in GTC.

     On August 13, 1996, the FDA granted approval to market Seprafilm [Registered Trademark] for use in any open abdominal or pelvic surgery. There are estimated to be approximately 3.1 million such surgeries performed annually in the United States. Genzyme, on behalf of the Joint Venture formed between Genzyme and the Partnership, expects to launch Seprafilm[Registered Trademark] broadly in the United States in October, using the DSP sales force. Under the terms of the agreements between Genzyme and the Partnership, the Joint Venture will manufacture and market Seprafilm[Registered Trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the third quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

GENZYME TISSUE REPAIR DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      JUNE 30,                 JUNE 30,
- ---------------------------------------------------------------------------------------------
                                                1996         1995          1996        1995
                                                ----         ----          ----        ----
Revenues:
   Net service sales ....................    $  1,647      $ 1,247      $  3,361      $ 2,277

Operating costs and expenses:
   Cost of services sold ................       3,456          880         5,882        1,605
   Selling, general and administrative ..       6,730        2,541        12,976        4,293
   Research and development .............       2,350        3,115         4,704        5,929
                                             --------      -------      --------      -------
                                               12,536        6,536        23,562       11,827
                                             --------      -------      --------      -------

Operating loss ..........................     (10,889)      (5,289)      (20,201)      (9,550)
                                             ========      =======      ========      =======

Investment income .......................         389          262           959          581
                                             ========      =======      ========      =======

Net loss ................................    $(10,500)     $(5,027)     $(19,242)     $(8,969)
                                             ========      =======      ========      =======

Per Tissue Repair Division Common share:
   Net loss .............................    $  (0.83)     $ (0.57)     $  (1.55)     $ (1.03)
                                             ========      =======      ========      =======

   Average shares outstanding ...........      12,576        8,763        12,411        8,721
                                             ========      =======      ========      =======




   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION

COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                            JUNE 30,   DECEMBER 31,
- -------------------------------------------------------------------------
                                                    1996        1995
                                                    ----        ----
                        ASSETS

Current Assets:
  Cash and cash equivalents ....................   $33,977     $40,741
  Short-term investments .......................     2,003       6,832
  Accounts receivable, less allowance
   for doubtful accounts .......................     1,216       1,838
  Inventories ..................................     1,374         761
  Prepaid expenses and other current assets ....       431         186
                                                   -------     -------
    Total current assets .......................    39,001      50,358
Property, plant and equipment, net .............    20,683       1,962

Other Assets:
  Other noncurrent assets ......................       112         329
                                                   -------     -------
                                                       112         329
                                                   -------     -------
                                                   $59,796     $52,649
                                                   =======     =======


           LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable .............................   $ 1,373     $ 2,432
  Accrued expenses .............................     2,218       1,349
  Payable to Genzyme General Division ..........     2,308       2,034
  Short-term borrowings ........................    15,000           -
  Current portion of capital lease obligations .        37         169
                                                   -------     -------
    Total current liabilities ..................    20,936       5,984

Noncurrent Liabilities:
  Other noncurrent liabilities .................       751         739
                                                   -------     -------
                                                       751         739

Division equity ................................    38,109      45,926
                                                   -------     -------
                                                   $59,796     $52,649
                                                   =======     =======



The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                   SIX MONTHS ENDED JUNE 30,
- ----------------------------------------------------------------------------------
                                                             1996          1995
                                                             ----          ----
OPERATING ACTIVITIES:
   Net loss .............................................  $(19,242)     $ (8,969)
   Reconciliation of net loss to net cash used by
    operating activities:
     Depreciation and amortization ......................       258           313
     Provision for bad debts ............................       156
     Accrued interest/amortization on bonds .............        74           (99)
     Other ..............................................       (26)            -
     Increase (decrease) in cash from working capital:
       Accounts receivable ..............................       466           491
       Inventories ......................................      (613)          (34)
       Prepaid expenses and other current assets ........      (245)           96
       Accounts payable, accrued expenses
        and deferred revenue ............................      (191)       (1,388)
       Due to Genzyme General Division ..................       185           655
                                                           --------      --------
       Net cash used by operating activities ............   (19,178)       (8,935)

INVESTING ACTIVITIES:
   Purchases of investments .............................    (5,004)      (10,957)
   Sales and maturities of investments ..................     9,762         8,087
   Property, plant and equipment ........................   (18,979)         (159)
   Other noncurrent assets ..............................       217             8
                                                           --------      --------
       Net cash used by investing activities ............   (14,004)       (3,021)

FINANCING ACTIVITIES:
  Proceeds from issuance of TR Stock ....................     1,538           385
  Short-term borrowings under bank credit agreement .....    23,000             -
  Payments of debt and capital lease obligations ........    (8,132)         (139)
  Cash allocated from Genzyme General Division ..........    10,000             -
  Other .................................................        12           (21)
                                                           --------      --------

       Net cash provided by financing activities ........    26,418           225
                                                           --------      --------

Decrease in cash and cash equivalents ...................    (6,764)      (11,731)
Cash and cash equivalents, beginning of period ..........    40,741        16,993
                                                           --------      --------
Cash and cash equivalents, end of period ................  $ 33,977      $  5,262
                                                           ========      ========

Supplemental Cash Flow Information:
   Cash paid during the period for interest .............  $     71      $     24




   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
             NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

          These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995 and the financial statements and footnotes for GTR included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

          The financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited but include, in GTR's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

3.   Investments:
     -----------

          As of June 30, 1996, GTR's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding losses totaling approximately $7,000 were recorded in a separate component of Division equity.

4.   Inventories:
     -----------

                                      June 30, 1996      December 31, 1995
                                      -------------      -----------------

          Raw Materials..............   $  126,000           $107,000
          Work-in-process............    1,248,000            654,000
                                        ----------           --------
                                        $1,374,000           $761,000
                                        ==========           ========

5.   Allocation by the General Division to GTR for TR Designated Shares:
     ------------------------------------------------------------------

          In June 1996, pursuant to the terms of an option held by Genzyme to allocate up to $30 million from Genzyme General Divisison (the General Division) to Genzyme Tissue Repair Division ("GTR"), the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in June 1996 in exchange for an increase in the TR Designated Shares of 1,000,000 shares, which shares have been reserved for distribution at the discretion of the Board of Directors.

6.   Short-Term Borrowing Arrangements:
     ---------------------------------

          Genzyme has an available line of credit with a commercial bank of $215 million, which may be used by either the General or Tissue Repair Division. In March 1996, GTR utilized $8.0 million under this credit line as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts (the "Acquisition") that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service Mark] Service programs. In May 1996, GTR repaid the entire $8.0 million borrowed plus accrued interest of approximately $65,000. In June 1996, GTR borrowed $15.0 million under the same credit line at an interest rate of approximately 6.06% to provide further interim financing for the Acquisition and related required renovations until a suitable permanent financing arrangement can be obtained.

                         GENZYME TISSUE REPAIR DIVISION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996


     The following discussion is a summary of the key factors management considers necessary in reviewing the GTR's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of GTR. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report on Form 10-K/A for the year ended December 31, 1995.


RESULTS OF OPERATIONS

Revenue
- -------

     Service revenues for the three months ended June 30, 1996 increased 33% to $1.6 million compared to $1.2 million for the same period ended in 1995. Service revenues for the six months ended June 30, 1996 increased 48% to $3.4 million compared to $2.3 million for the same period ended in 1995. Service revenue for the three months ended June 30, 1996 included $0.8 million sales of Epicel[Trademark] skin grafts as compared to $1.2 million in the corresponding period in 1995, and $0.9 million sales of CARTICEL[Service Mark] cartilage repair service as compared to minimal sales in the corresponding period in 1995. CARTICEL[Service Mark] service commenced in the first quarter of 1995. Epicel service was $2.0 million in the first six months of 1996, compared to $2.2 million in the same period of 1995.

Margins and Operating Expenses
- ------------------------------

     Gross margins for the three and six months ended June 30, 1996 declined $2.2 million and $3.2 million, respectively, as compared to the corresponding periods in 1995 due to increased spending for the expansion of manufacturing capacity.

     Selling, general and administrative expenses for the three months ended June 30, 1996 were $6.7 million, an increase of $4.2 million compared to the same period ended in 1995. Selling, general and administrative expenses for the six months ended June 30, 1996 were $13.0 million, an increase of $8.7 million compared to the same period ended in 1995. Increases in selling, general and administrative costs during the quarters and six months ended June 30, 1996 and 1995 are due to increased surgeon training costs, additional staffing related to the CARTICEL[Service Mark] Service, and increased CARTICEL[Service Mark] marketing costs. GTR's selling, general and administrative expenses consist of direct expenses and expenses charged by the General Division for work performed by the General Division on behalf of GTR. General Division expenses charged to GTR were $1.7 million in the second quarter of 1996 compared to $0.9 million in the same period in 1995 and were $4.3 million in the first six months of 1996 compared to $1.9 million in the same period of 1995.

     Research and development expenses were $2.4 million in the second quarter of 1996, a $0.8 million decrease compared to the same period ended in 1995. Research and development expenses were $4.7 million in the first six months of 1996, a $1.2 million decrease compared to the same period ended in 1995. GTR's research and development expenses consist of direct expenses and expenses charged by the General Division for work performed by the General Division on behalf of GTR. General Division research and development expenses charged to GTR were $2.3 million in the second quarter of 1996 compared to $1.4 million in the same period in 1995 and were $3.3 million in the first six months of 1996 compared to $2.4 million in the same period of 1995.

OTHER INCOME

     Investment income for the three and six months ended June 30, 1996 increased to $0.4 million and $1.0 million, respectively, from $0.3 million and $0.6 million for the same periods in 1995, due primarily to higher average cash and investment balances which resulted from GTR's public offering in September 1995 and the exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, GTR had cash, cash equivalents and investments in marketable securities totaling $36.0 million, a decrease of $11.6 million from December 31, 1995. The decrease was due to GTR's net loss from operations, working capital requirements and capital spending, net of cash from the issuance of common stock through exercises of stock options and warrants of $1.5 million. As of June 30, 1996, GTR had accounts receivable of $1.2 million, a decrease of $0.6 million from December 31, 1995, due to prompt collections. Inventories increased $0.6 million, to $1.4 million as of June 30, 1996 as compared to December 31, 1995 due primarily to an increase in the number of in-process biopsies.

     Genzyme has an available line of credit with a commercial bank of $215 million which may be used by either the General Division or GTR. As of July 1, 1996, the General Division utilized $200 million under this credit line for the purchase of DSP (See "Subsequent Events") and GTR utilized $15 million for capital expansion.

     In March 1996, GTR utilized $8.0 million under this credit line as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts (the "Acquisition") that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service Mark] Service programs. In May 1996, GTR repaid the entire $8.0 million borrowed plus accrued interest of approximately $65,000. In June 1996, GTR borrowed $15.0 million under the same credit line at an interest rate of approximately 6.06% to provide further interim financing for the Acquisition and related required renovations until a suitable permanent financing arrangement can be obtained.

     In June 1996, pursuant to the terms of an option held by Genzyme to allocate up to $30 million from Genzyme General Division (the General Division) to Genzyme Tissue Repair Division ("GTR"), the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in June 1996 in exchange for an increase in the TR Designated Shares of 1,000,000 shares, which shares have been reserved for distribution at the discretion of the Board of Directors.

     GTR expects that its available cash and investments will be sufficient to finance its planned operations and capital requirements for at least one year. Significant additional funds will be required to complete the commercialization and clinical testing of GTR's products and services and to complete the expansion of manufacturing capacity for its CARTICEL[Service Mark] Service. There can be no assurance that such funds will be available on attractive terms, if at all.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Genzyme, the General Division and GTR on the pages listed in the Index on Page 2 of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual meeting of stockholders on Thursday, May 16, 1996. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

               a. Proposal to elect directors: Constantine E. Anagnostopoulos, by a vote of 28,966,003 in favor and 434,941 votes withheld, Robert J. Carpenter, by a vote of 28,966,967 in favor and 433,978 votes withheld, and Charles L. Cooney, by a vote of 28,966,726 in favor and 434,219 withheld, were re-elected as directors of the Company for a term of office expirint in 1999. There were no abstentions or broker non-votes.

               b. Proposal to amend the Company's 1990 Equity Incentive Plan to increase the number of shares of General Division Common Stock covered by the Plan to 9,000,000.

               Number of      Number of     Number of Votes      Number of
               Votes for    Votes Against      Abstaining     Broker Non-Votes
               ---------    -------------   ---------------   ----------------
               16,344,564     6,894,344          79,796          6,082,242

               c. Proposal to amend the Company's 1990 Equity Incentive Plan to increase the number of shares of Tisue Repair Division Common Stock covered by the Plan to 3,300,000.

               Number of      Number of     Number of Votes      Number of
               Votes for    Votes Against      Abstaining     Broker Non-Votes
               ---------    -------------   ---------------   ----------------
               19,892,368     3,418,707          79,163          6,010,708

               d. Proposal to amend the Company's 1990 Director Stock Option Plan to increase the size of the annual option grants to directors under the Plan.

               Number of      Number of     Number of Votes      Number of
               Votes for    Votes Against      Abstaining     Broker Non-Votes
               ---------    -------------   ---------------   ----------------
               21,677,588     1,621,130          91,374          6,010,854

               e. Proposal to approve the Genzyme Corporation Directors' Referral Compensation Plan.

               Number of      Number of     Number of Votes      Number of
               Votes for    Votes Against      Abstaining     Broker Non-Votes
               ---------    -------------   ---------------   ----------------
               22,256,799     1,145,521         106,856          5,891,770


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1 Restated Articles of Orgaization of Genzyme Corporation. Filed herewith.

               10.1 1990 Equity Incentive Plan. Filed as Exhibit 99 to the
                    Company's Registration Statement on Form S-8 (Commission File No. 333-10003) and incorporated herein by reference.

               10.2 Genzyme Corporation Directors' Deferred compensation Plan.
                    Filed as Exhibit 99 to the Company's Resistration Statement on Form S-8 (Commission File No. 333-10005) and incorporated herein by reference.

               11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

               27 Financial Data Schedules for Genzyme General Division and Genzyme Tissue Repair Division (for EDGAR filing purposes only). Filed herewith.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1996

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENZYME CORPORATION

DATE:   August 14, 1996             By: /s/David J. McLachlan
                                       ----------------------
                                       David J. McLachlan
                                       Duly Authorized Officer and
                                        Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1995

                                  EXHIBIT INDEX

Exhibit
  No.                    Description                                   Page No.
- -------                  -----------                                   --------

3.1         Restated Articles of Orgaization of Genzyme Corporation.     37
            Filed herewith.

10.1 1990 Equity Incentive Plan. Filed as Exhibit 99 to the Company's Registration Statement on Form S-8 (Commission File No. 333-10003) and incorporated herein by reference.

10.2        Genzyme Corporation Directors' Deferred Compensation Plan.
            Filed as Exhibit 99 to the Company's Resistration
            Statement on Form S-8 (Commission File No. 333-10005) and incorporated herein by reference.

11          Computation of weighted average shares used in
            computing earnings per share amounts.  Filed herewith.       62-63

27          Financial Data Schedules for Genzyme General Division
            Genzyme Tissue Repair Division (for EDGAR filing
            purposes only). Filed herewith.                              64