Form 10-Q
period 1996-09-30
GENZYME CORP
filed 1996-11-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ------------------    --------------

                         Commission file number 0-14680
                                                -------

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

                                 (617) 252-7500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

                 Class                          Outstanding at October 31, 1996:
                 -----                          --------------------------------

General Division Common Stock,
 $0.01 par value ("General Division Stock")                 71,854,772

Tissue Repair Division Common Stock,
 $0.01 par value ("TR Stock")                               12,916,657



Total number of pages in document - 44
Exhibit Index located on page - 42

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1996

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Report on Form 10-Q for Genzyme Corporation (the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) decisions, and the timing of decisions, made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report as amended on Form 10-K/A for the year ended December 31, 1995.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                     PAGE NO.
                                                                                                    --------

ITEM 1.   Unaudited Condensed Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
      September 30, 1996 and 1995 ..................................................................   4

     Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 ..........   6

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1995 ..................................................................   7

     Notes to Unaudited Condensed Consolidated Financial Statements ................................   8

     Management's Discussion and Analysis of Financial Condition and Results of Operations .........  13

  GENZYME GENERAL DIVISION

     Condensed Combined Statements of Operations for the Three and Nine Months Ended
      September 30, 1996 and 1995 ..................................................................  19

     Condensed Combined Balance Sheets as of September 30, 1996 and December 31, 1995 ..............  21

     Condensed Combined Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1995 ..................................................................  22

     Notes to Unaudited Condensed Combined Financial Statements ....................................  23

     Management's Discussion and Analysis of Financial Condition and Results of Operations .........  27

GENZYME TISSUE REPAIR DIVISION

     Condensed Combined Statements of Operations for the Three and Nine Months Ended
      September 30, 1996 and 1995 ..................................................................  32

     Condensed Combined Balance Sheets as of September 30, 1996 and December 31, 1995 ..............  33

     Condensed Combined Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1995 ..................................................................  34

     Notes to Unaudited Condensed Combined Financial Statements ....................................  35

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations ....................................................................  37

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................................  39

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................  39

ITEM 6.   Exhibits and Reports on Form 8-K .........................................................  39

Signatures .........................................................................................  41


GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                    SEPTEMBER 30,         SEPTEMBER 30,
-----------------------------------------------------------------------------------------------
                                                        1996       1995        1996        1995
                                                        ----       ----        ----        ----

Revenues:
   Net product sales ..............................   $117,673    $77,049    $301,575    $219,374
   Net service ....................................     18,510     12,631      51,539      39,173
   Revenues from research and development contracts      6,700      6,239      18,901      19,166
                                                      --------    -------    --------    --------
                                                       142,883     95,919     372,015     277,713

Operating costs and expenses:
   Cost of products sold ..........................     47,911     27,569     110,399      82,938
   Cost of services sold ..........................     15,060      8,926      40,593      26,308
   Selling, general and administrative ............     42,542     26,417     118,575      75,881
   Research and development (including research and
    development related to contracts) .............     21,238     17,205      57,493      50,931
   Amortization of intangibles ....................      3,121      1,132       5,657       3,561
   Purchase of in-process research and development      24,170         --      24,170          --
   Other ..........................................         --         --       1,465          --
                                                      --------    -------    --------    --------
                                                       154,042     81,249     358,352     239,619
                                                      --------    -------    --------    --------

Operating income (loss) ...........................    (11,159)    14,670      13,663      38,094

Other income and (expenses)
   Minority interest in net loss of subsidiaries ..         --        742          --       1,608
   Equity in net income (loss) of unconsolidated
    affiliate .....................................       (543)       535      (2,601)     (1,207)
   Gain on investments ............................      1,013         --       2,724          --
   Investment income ..............................      3,637      1,566      12,740       4,628
   Interest expense ...............................     (3,187)      (512)     (3,582)       (732)
                                                      --------    -------    --------    --------
                                                           920      2,331       9,281       4,297
                                                      --------    -------    --------    --------

Income (loss) before income taxes .................    (10,239)    17,001      22,944      42,391
Provision for income taxes ........................     (5,601)    (6,291)    (18,708)    (15,685)
                                                      --------    -------    --------    --------

Net income (loss) .................................   $(15,840)   $10,710    $  4,236    $ 26,706
                                                      ========    =======    ========    ========



  The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                                THREE MONTHS ENDED   NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         SEPTEMBER 30,          SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                                   1996      1995       1996       1995
                                                                   ----      ----       ----       ----

ATTRIBUTABLE TO GENZYME GENERAL DIVISION:
  Net income (loss) ..........................................   $(9,881)   13,877     21,635     35,180

 Allocated tax benefit generated by the Tissue Repair Division
 Net income (loss) attributable to Genzyme General Division
   Stock .....................................................     3,973     2,215     11,775      5,877
                                                                 -------   -------   --------   --------
                                                                 $(5,908)  $16,092   $ 33,410   $ 41,057
                                                                 =======   =======   ========   ========
 Income (loss) per General Division common and common
 equivalent share:
  Net income (loss) ..........................................   $ (0.09)  $  0.27   $   0.46   $   0.71
                                                                 =======   =======   ========   ========

  Average shares outstanding .................................    69,440    60,558     73,024     57,632
                                                                 =======   =======   ========   ========

 Income (loss) per General Division Common Share assuming
  full dilution:
   Net income (loss) .........................................   $ (0.09)  $  0.24   $   0.45   $   0.65
                                                                 =======   =======   ========   ========

   Average fully diluted shares outstanding ..................    69,440    65,792     74,146     63,342
                                                                 =======   =======   ========   ========

ATTRIBUTABLE TO GENZYME TISSUE REPAIR DIVISION:

 Net loss ....................................................   $(9,932)  $(5,382)  $(29,174)  $(14,351)
                                                                 =======   =======   ========   ========

 Per common share:
   Net loss ..................................................   $ (0.78)  $ (0.59)  $  (2.33)  $  (1.62)
                                                                 =======   =======   ========   ========

   Average shares outstanding ................................    12,711     9,171     12,511      8,871
                                                                 =======   =======   ========   ========



   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS)                                       SEPTEMBER 30,  DECEMBER 31,
----------------------------------------------------------------------------------------
                                                                    1996        1995
                                                                    ----        ----
                               ASSETS

Current Assets:
  Cash and cash equivalents ...............................   $  141,522    $144,372
  Short-term investments ..................................       82,941     112,303
  Accounts receivable, less allowance for doubtful accounts      116,072      88,959
  Inventories .............................................      112,664      53,042
  Prepaid expenses and other current assets ...............       17,028      12,531
  Deferred tax assets - current ...........................        7,729       7,729
                                                              ----------    --------
    Total current assets ..................................      477,956     418,936

Property, plant and equipment, net ........................      384,088     329,423

Other Assets:
  Long-term investments ...................................       48,396      69,561
  Note receivable - related party .........................           --         262
  Intangibles, net of accumulated amortization ............      261,426      29,934
  Deferred tax assets - noncurrent ........................       26,370      23,645
  Other noncurrent assets .................................       31,001      33,440
                                                              ----------    --------
                                                                 367,193     156,842
                                                              ----------    --------
                                                              $1,229,237    $905,201
                                                              ==========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable ........................................   $   22,159    $ 21,980
  Accrued expenses ........................................       81,380      39,418
  Short-term borrowings ...................................       15,000          --
  Income taxes payable ....................................       13,621       1,316
  Deferred revenue ........................................        3,203       1,367
  Current portion of long-term debt and
   capital lease obligations ..............................          817       2,445
                                                              ----------    --------
    Total current liabilities .............................      136,180      66,526

Noncurrent Liabilities:
  Long-term debt and capital lease obligations ............      224,256     124,473
  Other noncurrent liabilities ............................          923       8,995
                                                              ----------    --------
                                                                 225,179     133,468

Stockholders' Equity:
  General Division Stock, $.01 par value ..................          350         312
  TR Stock, $.01 par value ................................          126         121
  Treasury Stock - at cost ................................         (881)       (882)
  Additional paid-in capital ..............................      886,476     724,342
  Accumulated deficit .....................................      (12,922)    (17,158)
  Other equity adjustments ................................       (5,271)     (1,528)
                                                              ----------    --------
                                                                 867,878     705,207
                                                              ----------    --------
                                                              $1,229,237    $905,201
                                                              ==========    ========



   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                       NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------
                                                                      1996       1995
                                                                      ----       ----
OPERATING ACTIVITIES:
   Net income ..................................................  $   4,236    $ 26,706
   Reconciliation of net income to net
    cash from operating activities:
      Depreciation and amortization ............................     20,783      16,840
      Provision for bad debts ..................................      5,925       3,453
      (Gain)/loss on sale of investments .......................       (973)        110
      Loss on disposal of fixed assets .........................         41          --
      Non-cash acquisition expense .............................        209          --
      Non-cash compensation credit .............................        (26)         --
      Accrued interest/amortization on bonds ...................        310         731
      Minority interest in net loss of subsidiaries ............         --      (1,608)
      Equity in net loss of unconsolidated affiliate ...........      2,601       1,208
      Non-cash charge for in-process technology ................     24,170          --
      Non-cash gain on investment in unconsolidated subsidiary .     (1,013)         --
      Other ....................................................       (266)      1,285
      Decrease in cash from working capital:
         Accounts receivable ...................................    (15,087)     (8,075)
         Inventories ...........................................    (30,643)     (8,842)
         Prepaid expenses and other current assets .............     (3,209)     (1,126)
         Accounts payable, accrued expenses and deferred revenue     25,108      (7,911)
                                                                  ---------    --------
         Net cash from operating activities ....................     32,166      22,771

INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate ......................     (5,276)     (4,000)
   Loans to related parties ....................................         --      (1,857)
   Acquisition of DSP, net of acquired cash ....................   (194,497)         --
   Purchases of investments ....................................    (79,457)    (21,571)
   Sales and maturities of investments .........................    132,685      50,029
   Property, plant and equipment ...............................    (47,787)    (36,013)
   Other noncurrent assets .....................................    (16,288)       (563)
                                                                  ---------    --------
         Net cash from investing activities ....................   (210,620)    (13,975)

FINANCING ACTIVITIES:
   Issuance of common stock ....................................     21,816      68,132
   Issuance of common stock by subsidiary ......................      2,268         479
   Short-term borrowings under bank credit agreement ...........    238,000          --
   Issuance of debt ............................................         --          77
   Payments of debt and capital lease obligations ..............    (87,692)    (41,295)
                                                                  ---------    --------
         Net cash from financing activities ....................    174,392      27,393

Effect of exchange rate changes on cash ........................      1,212      (1,148)
                                                                  ---------    --------
Decrease in cash and cash equivalents ..........................     (2,850)     35,041
Cash and cash equivalents, beginning of period .................    144,372      63,542
                                                                  ---------    --------
Cash and cash equivalents, end of period .......................  $ 141,522    $ 98,583
                                                                  =========    ========
Supplemental Cash Flow Information:
   Cash paid during the period for:

     Interest ..................................................  $   4,447    $  5,874
     Income taxes ..............................................     11,260      19,260

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

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

          These unaudited, condensed, consolidated financial statements should be read in conjunction with the Company's Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

          The financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report as amended on Form 10-K/A for the year ended December 31, 1995.

3.   Investments:
     -----------

          As of September 30, 1996, the Company's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $2.2 million and gross unrealized holding losses totaling approximately $0.9 million were recorded in Stockholders' equity.

          As of September 30, 1996, the carrying values of the Company's investments in Aronex, Inc., Celtrix Pharmaceuticals, Inc. and IntegraMed America, Inc. (formerly "IVF America, Inc."), included in Other noncurrent assets in the unaudited, condensed, consolidated balance sheets, were adjusted to their respective market values. Gross unrealized holding losses of approximately $0.7 million were recorded in Stockholders' equity.


4.   Inventories:
     -----------

                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------

       Raw Materials       ............    $ 24,952,000            $12,634,000
       Work-in-process       ..........      39,913,000             14,821,000
       Finished products       ........      47,799,000             25,587,000
                                           ------------            -----------
                                           $112,664,000            $53,042,000
                                           ============            ===========


5.   Provision for Income Taxes:
     --------------------------

          The tax provision for the three and nine months ended September 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the Company's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings, non-deductible in-process research and development acquired with Deknatel Snowden Pencer, Inc. ("DSP"), and non-taxable gains on investment holdings of Genzyme Transgenics Corporation ("GTC"). The effective tax rate, exclusive of the effects of non-taxable gains on GTC investment holdings and non-deductible charge for in-process research and development recorded in the third quarter was 43.4% and 40.5%, respectively, for the three and nine months ended September 30, 1996.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Additional Investments in Unconsolidated Affiliate:
     --------------------------------------------------

          In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the twenty day period ending two days before the conversion at (i) GTC's option only to the extent necessary to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or (ii) by the Company at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million in March 1996 and $1.5 million in the second quarter of 1996 from the Company. GTC converted $150,000 of this debt into 26,244 shares of GTC common stock on March 31, 1996 and converted $1.5 million of this debt plus accrued interest into 193,321 shares of GTC common stock in June 1996. In June, the Company offset $1.2 million of this debt against an invoice owed to GTC for services provided by GTC related to the AT-III program. GTC repaid the remaining $1.4 million of the debt and accrued interest of approximately $48,000 in August 1996.

          GTC completed a public offering of common stock of 3,000,000 shares to the public in August 1996. GTC's public offering increased the book value of the Company's investment in GTC and a gain of approximately $1 million was recognized as a gain on investments in the third quarter of 1996. The Company purchased 900,000 shares in the offering for $3.6 million. The offering decreased the Company's equity interest in GTC to 42% and a gain of

7.   Allocation by the General Division to GTR for TR Designated Shares:
     ------------------------------------------------------------------

          Pursuant to its option to allocate to up to $30 million to Genzyme Tissue Repair Division ("GTR") at $10 per TR Designated Share, the Company allocated $10 million of cash to GTR in June 1996 and 1,000,000 TR Designated Shares were reserved for distribution at the Company's discretion for the benefit of the Genzyme General Division (the "General Division").

8.   Acquisition of Genetrix, Inc.:
     -----------------------------

          On May 1, 1996, the Company acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 1,380,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $35.0 million, was allocated to Goodwill to be amortized over 15 years. The acquisition of Genetrix was not material to be consolidated financial statements and pro forma information is not provided.


 9.  Long-Term Debt:
     --------------

          In March 1996, holders of the Company's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division Stock and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2.9 million was credited to additional paid-in capital.

10.  Short-Term Borrowing Arrangements:
     ---------------------------------

          In November 1996, the Company intends to re-finance its $215 million line of credit with a $225 million revolving credit facility with a syndicate of banks. The facility provides for interest at the prime rate or LIBOR plus a margin. Prior to June 28, 1996 the line of credit was $15 million. The existing and the planned facilities may be used by either the General Division or GTR. As of September 30, 1996 GTR borrowings under the credit facility were $15.0 million. The funds were used as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service mark] Service programs.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Short-Term Borrowing Arrangements (continued):
     ---------------------------------------------

     In August 1996, the Board of Directors approved the transfer of certain of GTR's Framingham real estate (land, buildings and leasehold improvements), which had been purchased in January 1996, to the General Division for cash of $5.2 million, which approximated the fair market value of the property as determined by the Board of Directors. This also approximated the property cost.

     GTR makes periodic borrowings under the line of credit for working capital purposes and repays the borrowing as funds permit within the subsequent quarter. GTR line of credit borrowings were $8.0 million at March 31, 1996, 1996, $15.0 at June 30, 1996 and $15.0 at September 30, 1996.

11.  Acquisition of Deknatel Snowden Pencer, Inc.:
     --------------------------------------------

     On July 1, 1996, Genzyme completed the acquisition of DSP, a privately held surgical products company, for approximately $251 million. The purchase price consisted of cash of approximately $190 million. Genzyme also assumed and subsequently repaid debt of DSP of approximately $54.8 million, and Genzyme paid acquisition costs of approximately $6 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200 million under a revolving credit facility from Fleet National Bank, with interest payable at LIBOR plus 5/8% (6.16% at July 1, 1996) and approximately $51 million was provided from cash balances.

     The purchase price was allocated based on the fair values of assets acquired and liabilities assumed determined by an independent valuation. The allocation was $14 million to working capital items, $18 million to property and equipment, $61 million to intangible assets and $134 million to goodwill. In-process research and development acquired of $24 million was charged to operating expenses in the third quarter of 1996. Goodwill is being amortized over 40 years


     The following presents pro forma information about the acquisition of DSP as if the acquisitions occurred on January 1, 1995 (in millions of dollars, except per share data):

                                                      Nine Months Ended
                                                         September 30,
                                                         1996    1995
                                                         ----    ----
     Net revenues...........................            $426.1   $357.1
     Net income.............................               1.5     23.6
     General Division Earnings (loss)
       per share:
                 Primary....................              0.36     0.66
                 Fully diluted..............              0.35     0.60

12.  General Division Stock 2-for-1 Stock Split:
     ------------------------------------------

          In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division Stock and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

13.  Other Long-Term Liabilities:
     ---------------------------

     In July 1996, the Company made a final payment of approximately $7.6 million for a company acquired in 1994.

14.  Seprafilm:
     ---------

     In August 1996 the Company received FDA approval to market Seprafilm (Registered Trademark) bioresorbable membrane for use in abdominal surgery.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Subsequent Events:
     -----------------

     Genzyme's Joint Venture with Diacrin, Inc. ("Diacrin"):
     ------------------------------------------------------

          On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between Genzyme and Diacrin to develop and commercialize products and processes for use in the treatment of Parkinson's Disease and Huntington's Disease in humans using porcine fetal cells.


     Acquisition of Neozyme II Corporation ("Neozyme II"):
     -----------------------------------------------------

          On October 28, 1996, Genzyme, through a wholly-owned subsidiary, completed its tender offer for the outstanding Units of Neozyme II for $45 per Unit in cash. 2,385,686 Units, or 98.8 percent, were tendered and accepted for payment. Each Neozyme II Unit consists of one share of Callable Common Stock and one Callable Warrant to purchase two shares of General Division Stock and 0.135 share of TR Stock.

          The tender offer was made pursuant to an agreement entered into by Genzyme and Neozyme II announced on September 23 1996. The agreement provides that Genzyme will acquire all of the remaining shares of Callable Common Stock through a merger of Neozyme II into the Genzyme subsidiary that acquired the tendered Units. As a result of the merger, holders of Units who did not tender their Units will receive $29 in cash for each share of Callable Common Stock. The Callable Warrants included in the untendered Units will become exercisable on the effective date of the merger. The exercise price of the Callable Warrants will be equal to the average closing price of two shares of General Division Stock and 0.135 share of TR Stock for the twenty trading days prior to the effective date of the merger. The warrants will expire on December 31, 1998.

          Funds for the tender offer were provided, and funds for the merger will be provided, as follows: $80 million from borrowings under the Compnay's revolving credit facility with Fleet National Bank and the balance from the General Division's cash balances. It is anticipated that the aggregate purchase price of $108,675,000 of the Neozyme II acquisition (consisting of $28.2 million of cash, $80 million of short-term borrowings, and $0.5 million of equity for the value of the Callable Warrants) plus estimated acquisition costs of $1 million will be allocated $14,117,000 to the estimated fair market value of the net assets acquired and $95,558,000 as a charge for in-process technology.

          The purchase price was allocated to the assets and liabilities of Neozyme II based on their estimated fair values. The final purchase price and allocation of purchase price may vary from the value presented above.

          Reseach and development revenues from Neozyme II were $5.9 million and $5.5 million during the third quarter of 1996 and 1995 and were $16.5 million and $17.2 million during the nine months ended September 30, 1996 and 1995. The Company expects that revenues from research and development contracts will decrease in the fourth quarter due to the acquisition of Neozyme II.

     Cerezyme Manufacturing
     ----------------------

     In October 1996 the Company received FDA approval to manufacture Cerezyme (Registered Trademark) enzyme in the Company's new mammalian cell culture manufacturing plant.

                               GENZYME CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the Company. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

REVENUE

Total revenues for the three and nine months ended September 30, 1996 were $142.9 million and $372.0 million, increases of 49% and 34% over the corresponding periods in 1995. Product and service revenues were $136.2 million for the three months ended September 30, 1996, an increase of 52% over the same period in 1995. Product and service revenues were $353.1 million for the nine months ended September 30, 1996, an increase of 37% over the same period in 1995.

Product revenues for the three months ended September 30, 1996 increased 53% to $117.7 million from $77.0 million for the corresponding period in 1995, and product revenues for the nine months ended September 30, 1996 increased 37% to $301.6 million from $219.4 million for the corresponding period in 1995.

Sales of Therapeutic, Diagnostic Product and Pharmaceutical products increased 24%, 11% and 6% during the third quarter of 1996 and 21%, 16% and 96% during the nine months ended September 30, 1996 as compared to the comparable periods in 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme. The Company's results of operations are highly dependent on these products. Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme sales were 59% and 64% of product sales during the third quarter and during the nine months ended September 30, 1996 and were 72% and 72% of product sales during each of the comparable periods in 1995. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably in the Cardiovascular Direct LDL[Registered Trademark] test sales. The substantial increase in Pharmaceutical sales resulted primarily from sales of Melatonin which commenced in the third quarter of 1995 and Cosmetic Grade HA Powder which were classified as Therapeutics revenue until the fourth quarter of 1995. Melatonin products sales have declined from past levels but the Company believes this decline has ceased.

On July 1, 1996 the Company acquired DSP for $251 million in a transaction accounted for as a purchase. DSP manufactures and markets surgical instruments and other products domestically and in Europe through a direct sales force. Had the acquisition of DSP occurred January 1, 1996 product sales for the nine months ended September 30, 1996 would have been $54.1 million higher.

Service revenues for the three months ended September 30, 1996 increased 47% to $18.5 million from $12.6 million for the corresponding period in 1995 and service revenues for the nine months ended September 30, 1996 increased 32% to $51.5 million from $39.2 million for the corresponding period in 1995. The increases were due to higher unit volume in part from the Genetrix acquisition completed May 1, 1996 and pricing changes. The Genetrix business is being completely integrated with Genzymes Genetics' service business. Service revenue for the three months ended September 30, 1996 included $1.1 million sales of Epicel [Trademark] skin grafts as compared to $1.3 million in the corresponding period in 1995, and $0.7 million sales of CARTICEL [Service mark] cartilage repair service as compared to $0.1 million sales in the corresponding period in 1995. CARTICEL [Service mark] service commenced in the first quarter of 1995. Epicel service was $3.2 million in the first nine months of 1996, compared to $3.6 million in the same period of 1995.

International sales represented approximately 36% and 38% of product sales in the third quarter and first nine months of 1996 compared with approximately 41% and 41% of third quarter and first nine months of 1995 product sales. The increases occurred due to increased international sales of Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme.

Revenues from research and development contracts for the three and nine months ended September 30, 1996 were $6.7 million and $18.9 million, as compared to $6.2 million and $19.2 million for the corresponding periods in 1995. The fluctuations were due primarily to Neozyme II revenues from the external contract expenses incurred by the Company on behalf of the Neozyme II development programs. The Company expects that revenues from research and development contracts will decrease in the fourth quarter due to the acquisition of Neozyme II. See "Subsequent Events."

MARGINS AND OPERATING EXPENSES

Total gross margins for the quarters ended September 30, 1996 and 1995 were 54% and 59%, respectively, and total gross margins for the nine months ended September 30, 1996 and 1995 were 57% and 58%, respectively. The Company provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarters ended September 30, 1996 and 1995 were 59% and 64%, respectively. Product margins for the nine months ended September 30, 1996 and 1995 were 63% and 62%, respectively. Year-to-date 1996 margins increased due primarily to the high volume of Melatonin sales in 1996, improved Therapeutics margins, offset by the effects of the DSP acquisition. The DSP acquisition caused a one-time increase in inventories related to purchase accounting (fair market valuation) and subsequent gross margin reduction of $5.6 million when the inventories were sold in the third quarter. This reduced third quarter 1996 margins as compared to the third quarter of 1995. Excluding the effects of the DSP acquisition, gross margins were 58% and 59% for the three and nine months ended September 30, 1996.

Service margins were 19% and 29% for the three months ended September 30, 1996 and 1995, respectively, and 21% and 33% for the nine months ended September 30, 1996 and 1995. Service margins declined during the three and nine months ended September 30, 1996 due to the effect of the Genetrix acquisition and increased GTR spending for the expansion of manufacturing capacity. The Company expects margins will improve as laboratory facilities consolidate in the Genzyme Genetics business.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $42.5 million, an increase of 61% over the same period in 1995 and for the nine months ended September 30, 1996 were $118.6 million, an increase of 56% over the same period in 1995. The increases were due to the effects of the DSP acquisition, to increased expenses and staffing to support revenue growth and increased staffing in anticipation of the launch of Surgical Products in the European and domestic markets.

Research and development expenses for the three and nine months ended September 30, 1996 were $21.2 and $57.5 million, increases of 23% and 13%, respectively over the same periods in 1995 due to increased spending on internal programs.

Amortization of intangibles was $3.1 million and $5.7 million for the three and nine months ended September 30, 1996 compared to $1.1 million and $3.6 million for the same periods in 1995. Amortization of intangibles increased during the three and nine months ended September 30,1996 due to the Genetrix and DSP acquisitions.

In the third quarter of 1996 the Company acquired, and charged to operating expenses, in-process research and development of $24.2 million in connection with the DSP acquisition.

OTHER INCOME AND EXPENSES
The minority interest in the net loss of subsidiaries during the three and nine months ended 1995 related to the Company's 73% owned subsidiary IG Laboratories Inc., which was fully acquired in October 1995.

The Company's equity in the net loss of unconsolidated affiliates relates mostly to the investment in GTC. GTC completed a public offering of common stock of 3,000,000 shares to the public in

August 1996. The Company purchased 900,000 shares in the offering for $3.6 million. The offering decreased the Company's equity interest in GTC to 42%. GTC had revenues of $12.5 and $8.8 million and a net loss of $1.2 million and net income of $1.1 million during the third quarter of 1996 and 1995 and had revenues of $34.2 million and $22.3 million and net losses of $5.3 million and $2.9 million during the nine months ended September 30, 1996 and 1995. GTC's public offering increased the book value of the Company's investment in GTC and a gain of approximately $1.0 million was recognized as gain on investments in the third quarter of 1996.

Investment income for the three and nine months ended September 30, 1996 increased to $3.6 million and $12.7 million from $1.6 and $4.6 million for the same periods in 1995, due primarily to higher average cash and investment balances which resulted from the General Division and GTR public offerings in October 1995 and September 1995, respectively, the exercise of stock options and warrants and cash generated from operations.

Interest expense for the three and nine months ended September 30, 1996 was $3.2 million and $3.6 million, net of capitalized interest on construction in progress of $0.1 million and $2.4 million. Interest expense for the three and nine months ended September 30, 1995 was $0.5 million and $0.7 million, net of capitalized interest on construction in progress of $2.1 million and $6.9 million. Interest increased during the third quarter of 1996 due to approximately $3.0 million interest on borrowings of $200.0 million used to finance the DSP acquisition. See Liquidity and Capital Resources for a description of the notes. The convertible subordinated note redemption described below offset this increase in interest expense by $0.4 million in the first nine months of 1996 compared to the same period in 1995.

In March 1996, holders of the Company's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the Company on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2.9 million was credited to additional paid-in capital.

The tax provision for the three and nine months ended September 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, Genzyme's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings, non-deductible in-process research and development acquired with DSP, and non-taxable gains on GTC investment holdings. The effective tax rate, exclusive of the effects of non-taxable gains on GTC investment holdings and non-deductible charge for in-process research and development recorded in the third quarter was 43.4% and 40.5% for the three and nine months ended September 30, 1996, slight increases over the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash, cash equivalents and investments in marketable securities totaling $272.9 million, a decrease of $53.4 million from December 31, 1995. The Company used $251 million in cash to acquire DSP, as described below. In the first nine months of 1996, the Company spent $48 million on increased manufacturing capacity and invested an additional $5 million in an unconsolidated affiliate. These expenditures were financed by operations, $32 million, and by the issuance of common stock through exercises of stock options and warrants, $24 million and the issuable of debt, $200 million, less debt repayments of $88 million.

As of September 30, 1996, the Company had accounts receivable of $116.1 million, an increase of $27.1 million from December 31, 1995, due to increased sales of Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme, Melatonin and from receivables of $15.0 million acquired with DSP. Inventories increased $59.6 million to $112.7 million as of September 30, 1996 as compared to December 31, 1995. The increase was due primarily to inventories of $24 million acquired with DSP and to higher inventories levels to support of increased business operations in Therapeutics and Surgical Products business lines.

In November 1995, the Company intends to re-finance its $215 million line of credit with a $225 million revolving credit facility with a syndicate of banks. The facility provides for interest at the prime rate or LIBOR plus a margin. The existing and the planned facilities may be used by either the General Division or GTR. Prior to June 28, 1996 the line of credit was $15 million. As of September 30, 1996 GTR borrowings under the credit facility were $15.0 million. The funds were used as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts (the "Acquisition") that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service mark] Service programs. In August 1996, the Board of Directors of Genzyme Corporation approved the transfer of certain of GTR's Framingham real estate (land, buildings and leasehold improvements) to the General Division for cash of $5.2 million which approximated the fair market value of the property as determined by the Board of Directors. This also approximated the property cost.

In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the twenty day period ending two days before the conversion (i) at GTC's option only to the extent necessary to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or (ii) by the Company at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million in March 1996 and $1.5 million in the second quarter of 1996 from the Company. GTC converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996 and converted $1.5 million of this debt plus accrued interest into 193,321 shares of GTC stock in June 1996. In June, the General Division offset $1.2 million of this debt against an invoice owed to GTC by for services provided by GTC related to the AT-III program. GTC repaid the remaining $1.4 million of the debt and accrued interest of approximately $48,000 in August 1996.

On July 1, 1996, the Company Genzyme Division acquired DSP, a privately held surgical products company, for approximately $251 million. The purchase price consisted of cash of approximately $190 million. Genzyme also assumed and subsequently repaid debt of DSP of approximately $57 million, and Genzyme paid acquisition costs of approximately $6 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200 million under a revolving credit facility from Fleet National Bank, with interest payable at LIBOR plus 5/8% (6.16% at July 1, 1996) and approximately $51 million was provided from Genzyme Company cash balances.


The purchase price was allocated based on the fair values of assets acquired and liabilities assumed determined by an independent valuation. The allocation was $14 million to working capital items, $18 to property and equipment, $61 to intangible assets and $134 million to goodwill. In-process research and development acquired of $24 million has changed to operations in the third quarter of 1996. Goodwill is being amortized over 40 years.

Genzyme plans to use DSP's sales force to accelerate the introduction its Seprafilm[Registered Trademark] bioresorbable membrane to the U.S. surgical market as described further below.

On August 13, 1996, the FDA granted approval to market Seprafilm[trademark] for use in any open abdominal or pelvic surgery. On behalf of the Joint Venture formed between Genzyme and Genzyme Development Partners, L.P. (the "Partnership"), Genzyme officially launched Seprafilm[trademark] in the United States in October using the 70-person DSP sales force. Under the terms of agreements between the Partnership and Genzyme, the Joint Venture will manufacture and market Seprafilm[trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the fourth quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

Also during the third quarter, Genzyme received the Approval of Conformity Certificate (the "CE Mark") for Sepracoat[trademark] coating solution in accordance with the European Medical Devices Directive. The CE Mark indicates that the product meets quality standards necessary for selling in the 18 countries included in the European Economic Area. Under the CE Mark, Sepracoat[trademark] can be applied at the beginning of and throughout abdominal, pelvic and thoracic surgical procedures. Genzyme is preparing for the market introduction of Sepracoat[trademark] in Europe during the fourth quarter.

Data from the pivotal study evaluating HAL-S[trademark] made available during the third quarter showed some improvement in the rehabilitation rate of patients. In light of the relatively modest improvement and the small potential market size, however, no formal decision has been made concerning whether to continue the development of HAL-S[trademark].

The Company expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the Company currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Partnership's products, the market introduction of the Surgical Products, making certain payments to third parties in connection with strategic collaborations. Genzyme's commitment to allocate up to $30 million from the Company to fund the operations of GTR was substantially eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retained the right to make voluntary allocations of up to $30 million from the Company to the GTR. In June 1996, the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in exchange for an increase in the TR Designated Shares of 1,000,000 shares which shares have been reserved for issuance at the discretion of the Board of Directors. Subsequent to this allocation of $10 million in cash from the General Division to GTR, Genzyme retains the right, exercisable in the discretion of the Board of Directors, to make additional allocations of up to $20 million from the General Division to GTR. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, the Company may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

SUBSEQUENT EVENTS

     On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between Genzyme and Diacrin to develop and commercialize products and processes for use in the treatment of Parkinson's Disease and Huntington's Disease in humans using porcine fetal cells. Under the terms of the joint venture agreement, the Company will provide 80% of the next $50 million in funding for products to be developed by the joint venture. After that, all costs will be shared equally between the Company and Diacrin. Profits from the joint venture will be shared equally by the two parties.

     In order to provide initial funding for the joint venture, the Genzyme Board of Directors has approved the allocation of up to $20 million in cash from the General Division to GTR in exchange for an increase in the number of TR Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of TR Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. The Company intends to make monthly allocations of cash from the General Division to GTR under the $20 million interdivisional equity line of credit in an amount corresponding to the funding commitment of GTR under the joint venture agreement for such month.

     On October 24, 1996, the Company announced that it had received approval from the FDA to manufacture Cerezyme[Registered Trademark] enzyme in the Company's large-scale mammalian cell culture plant located in Boston, Massachusetts. Genzyme is completing validation reports for the manufacturing process used in the plant for submission to the FDA and expects to commence distribution of Cerezyme[Registered Trademark] produced at the plant to a limited number of customers in the United States by the end of 1996.

     On October 28, 1996, Genzyme, through a wholly-owned subsidiary, completed its tender offer for the outstanding Units of Neozyme II for $45 per Unit in cash. 2,385,686 Units, or 98.8 percent, were tendered and accepted for payment. Each Neozyme II Unit consists of one share of Callable Common Stock and one Callable Warrant to purchase two shares of Genzyme General Division Common Stock ("General Division Stock") and 0.135 share of Genzyme Tissue Repair Common Stock ("TR Stock").

     The tender offer was made pursuant to an agreement entered into by Genzyme and Neozyme II on September 23, 1996. The agreement provides that Genzyme will acquire all of the remaining shares of Callable Common Stock through a merger of Neozyme II into the Genzyme subsidiary that acquired the tendered Units. As a result of the merger, holders of Units who did not tender their Units will receive $29 in cash for each share of Callable Common Stock. The Callable Warrants included in the untendered Units will become exercisable on the effective date of the merger. The exercise price of the Callable Warrants will be equal to the average closing price of two shares of General Division Stock and 0.135 share of TR Stock for the twenty trading days prior to the effective date of the merger. The warrants will expire on December 31, 1998.

     Funds for the tender offer were provided, and funds for the merger will be provided, as follows: $80 million from borrowings under the Company's revolving credit facility with Fleet National Bank and the balance from the General Division's cash balances.

It is anticipated that the aggregate purchase price of $108,675,000 of the Neozyme II Acquisition (consisting of $28.2 million of cash, $80 million of short-term borrowings, and $0.5 million of equity for the value of the Callable Warrants) plus estimated acquisition costs of $1million will be allocated $14,117,000 to the estimated fair market value of the net assets acquired and $95,558,000 as a charge for in-process technology.

     The purchase price was allocated to the assets and liabilities of Neozyme II based on their estimated fair values. The final purchase price and allocation of purchase price may vary from the value presented above.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                              SEPTEMBER 30,          SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------
                                                                  1996        1995       1996        1995
                                                                  ----        ----       ----        ----
Revenues:
   Net product sales ........................................   $117,673    $77,049    $301,575    $219,374
   Net service sales ........................................     16,649     11,196      46,317      35,461
   Revenues from research and development contracts .........      6,700      6,239      18,901      19,166
                                                                --------    -------    --------    --------
                                                                 141,022     94,484     366,793     274,001
Operating costs and expenses:

   Cost of products sold ....................................     47,911     27,569     110,399      82,938
   Cost of services sold ....................................     12,544      7,576      32,195      23,353
   Selling, general and administrative ......................     35,904     23,324      98,961      68,495
   Research and development (including research and
    development related to contracts) .......................     18,303     14,675      49,854      42,472
   Amortization of intangibles ..............................      3,121      1,132       5,657       3,561
   Purchase of in-process research and development ..........     24,170         --      24,170          --
   Other ....................................................         --         --       1,465          --
                                                                --------    -------    --------    --------
                                                                 141,953     74,276     322,701     220,819
                                                                --------    -------    --------    --------

Operating income (loss) .....................................       (931)    20,208      44,092      53,182

Other income and (expenses)

   Minority interest in net loss of subsidiaries ............         --        742          --       1,608
   Equity in net income (loss) of unconsolidated affiliate ..       (543)       535      (2,601)     (1,207)
   Gain on investments ......................................      1,013         --       2,724          --
   Investment income ........................................      3,341      1,410      11,485       3,891
   Interest expense .........................................     (3,187)      (512)     (3,582)       (732)
                                                                --------    -------    --------    --------
                                                                     624      2,175       8,026       3,560
                                                                --------    -------    --------    --------

Income (loss) before income taxes ...........................       (307)    22,383      52,118      56,742
Provision for income taxes ..................................     (9,574)    (8,506)    (30,483)    (21,562)
                                                                --------    -------    --------    --------

Net income (loss) ...........................................     (9,881)    13,877      21,635      35,180

Allocated tax benefit generated by the Tissue Repair Division      3,973      2,215      11,775       5,877
                                                                --------    -------    --------    --------

Net income (loss) attributable to Genzyme General Division
  Stock .....................................................   $ (5,908)   $16,092    $ 33,410    $ 41,057
                                                                ========    =======    ========    ========




   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      SEPTEMBER 30,       SEPTEMBER 30,
-------------------------------------------------------------------------------------------------
                                                              1996      1995      1996      1995
                                                             -----      ----      ----      ----
Net income (loss) attributable to Genzyme General
 Division Stock .........................................   $(5,908)  $16,092   $33,410   $41,057
                                                            =======   =======   =======   =======

Income (loss) per General Division common and common
equivalent share:
   Net income (loss) ....................................   $ (0.09)  $  0.27   $  0.46   $  0.71
                                                            =======   =======   =======   =======

   Average shares outstanding ...........................    69,440    60,558    73,024    57,632
                                                            =======   =======   =======   =======


Income (loss) per General Division Common Share assuming
full  dilution:
   Net income (loss) ....................................   $ (0.09)  $  0.24   $  0.45   $  0.65
                                                            =======   =======   =======   =======

   Average fully diluted shares outstanding .............    69,440    65,792    74,146    63,342
                                                            =======   =======   =======   =======




   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS),                                            SEPTEMBER 30, DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                       1996        1995
                                                                       ----        ----
                               ASSETS

Current Assets:
  Cash and cash equivalents .....................................   $  116,881    $103,631
  Short-term investments ........................................       80,910     105,471
  Accounts receivable, less allowance for doubtful accounts .....      114,263      87,121
  Inventories ...................................................      110,975      52,281
  Prepaid expenses and other current assets .....................       16,683      12,345
  Due from Genzyme Tissue Repair Division .......................        3,569       2,034
  Deferred tax assets - current .................................        7,729       7,729
                                                                    ----------    --------
    Total current assets ........................................      451,010     370,612

Property, plant and equipment, net ..............................      362,792     327,461

Other Assets:
  Long-term investments .........................................       48,396      69,561
  Note receivable - affiliate ...................................           --         262
  Intangibles, net of accumulated amortization ..................      261,426      29,934
  Deferred tax assets - noncurrent ..............................       26,370      23,645
  Other noncurrent assets .......................................       30,877      33,111
                                                                    ----------    --------
                                                                       367,069     156,513
                                                                    ----------    --------
                                                                    $1,180,871    $854,586
                                                                    ==========    ========

                  LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable ..............................................   $   20,852    $ 19,548
  Accrued expenses ..............................................       79,038      38,069
  Income taxes payable ..........................................       13,621       1,316
  Deferred revenue ..............................................        3,203       1,367
  Current portion of long-term debt and capital lease obligations          817       2,276
                                                                    ----------    --------
    Total current liabilities ...................................      117,531      62,576

Noncurrent Liabilities:
  Long-term debt and capital lease obligations ..................      224,256     124,473
  Other noncurrent liabilities ..................................          208       8,256
                                                                    ----------    --------
                                                                       224,464     132,729

Division equity .................................................      838,876     659,281
                                                                    ----------    --------
                                                                    $1,180,871    $854,586
                                                                    ==========    ========


   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL DIVISION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                        NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------
                                                                      1996       1995
                                                                      ----       ----
OPERATING ACTIVITIES:
   Net income ..................................................  $  33,410    $ 41,057
   Reconciliation of net income to net
    cash from operating activities:
      Depreciation and amortization ............................     20,262      16,210
      Provision for bad debts ..................................      5,752       3,453
      (Gain)/loss on sale of investments .......................       (973)        110
      Loss on disposal of fixed assets .........................         41          32
      Accrued interest/amortization on bonds ...................        259         841
      Non-cash acquisition cost expense ........................        209          --
      Minority interest in net loss of subsidiaries ............         --      (1,608)
      Equity in net loss of unconsolidated affiliate ...........      2,601       1,208
      Other ....................................................       (266)      1,253
      Non-cash charge for in-process technology ................     24,170          --
      Non-cash gain on investment on unconsolidated subsidiary .     (1,013)         --
      Decrease in cash from working capital:
         Accounts receivable ...................................    (14,944)     (8,163)
         Inventories ...........................................    (29,715)     (8,688)
         Prepaid expenses and other current assets .............     (3,050)     (1,245)
         Accounts payable, accrued expenses and deferred revenue     25,240      (7,260)
         Due from Genzyme Tissue Repair Division ...............     (1,535)       (374)
                                                                  ---------    --------
         Net cash from operating activities ....................     60,448      36,826

INVESTING ACTIVITIES:
   Cash allocated to Genzyme Tissue Repair Division ............    (10,000)         --
   Investment in unconsolidated affiliate ......................     (5,276)     (4,000)
   Loans to affiliate ..........................................         --      (1,857)
   Acquisition of DSP, net of acquired cash ....................   (194,497)         --
   Purchases of investments ....................................    (74,453)    (10,614)
   Sales and maturities of investments .........................    122,923      39,035
   Property, plant and equipment ...............................    (27,931)    (35,754)
   Other noncurrent assets .....................................    (16,469)       (563)
                                                                  ---------    --------
         Net cash from investing activities ....................   (205,703)    (13,753)
                                                                  ---------    --------

FINANCING ACTIVITIES:
   Issuance of General Division Common Stock ...................     21,816      24,944
   Issuance of common stock by subsidiary ......................         --         479
   Short-term borrowings under bank credit agreement ...........    200,000          --
   Issuance of debt ............................................         --          77
   Payments of debt and capital lease obligations ..............    (64,523)    (41,069)
                                                                  ---------    --------
         Net cash from financing activities ....................    157,293     (15,519)

Effect of exchange rate changes on cash ........................      1,212      (1,148)
                                                                  ---------    --------
Decrease in cash and cash equivalents ..........................     13,250       6,406
Cash and cash equivalents, beginning of period .................    103,631      46,549
                                                                  ---------    --------
Cash and cash equivalents, end of period .......................  $ 116,881    $ 52,955
                                                                  =========    ========

Supplemental Cash Flow Information:
   Cash paid during the period for:
     Interest ..................................................  $   4,331    $   5,846
     Income taxes ..............................................     11,260       19,260

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

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

          These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 1995 and the financial statements and footnotes for Genzyme General Division included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

     The financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited but include, in the Division's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of the General Division's financial statements included in the Company's Annual Report as amended on Form 10-K/A for the year ended December 31, 1995.

3.   Investments:
     -----------

          As of September 30, 1996, the General Division's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding gains of approximately $22 million and gross unrealized holding losses totaling approximately $0.9 million were recorded in Division equity.

          As of September 30, 1996, the carrying values of the General Division's investments in Aronex, Inc., Celtrix Pharmaceuticals, Inc. and Integramed America, Inc. (formerly "IVF America, Inc."), included in Other noncurrent assets in the unaudited, condensed, combined balance sheets, were adjusted to their respective market values. Gross unrealized holding losses of approximately $0.7 million were recorded in Division equity.

4.   Inventories:
     -----------
                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------
            Raw materials............      $ 24,760,000        $12,527,000
            Work-in-process..........        38,416,000         14,167,000
            Finished products........        47,799,000         25,587,000
                                           ------------        -----------
                                           $110,975,000        $52,281,000
                                           ============        ===========

5.   Provision for Income Taxes:
     --------------------------

          The tax provision for the three and nine months ended September 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings, non-deductible in-process research and development acquired with DSP, and non-taxable gains on GTC investment holdings. The effective tax rate, exclusive of the effects of non-taxable gains on GTC investment holdings and non-deductible in-process research and development was 41.9% and 40.1% for the three and nine months ended September 30, 1996, slight increases over the corresponding periods in 1995. The allocated tax benefit generated by GTR of $4.0 million and $2.2 million in the third quarter of 1996 and 1995 and $11.8 million and $5.9 million in the first nine months of 1996 and 1995, further reduced the General Division's tax rate.

6.   Additional Investments in Unconsolidated Affiliate:
     --------------------------------------------------

          In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to the Company co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the twenty day period ending two days before the conversion at (i) GTC's option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or (ii) by the Company at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million in March 1996 and $1.5 million in the second quarter of 1996 from the Company. GTC converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996 and converted $1.5 million of this debt plus accrued interest into 193,321 shares of GTC stock in June 1996. In June, the General Division offset $1.2 million of this debt against an invoice owed to GTC for services provided by GTC related to the AT-III program. GTC repaid the remaining $1.4 million of the debt and accrued interest of approximately $48,000 in August 1996.

          GTC completed a public offering of common stock of 3,000,000 shares to the public in August 1996. GTC's public offering increased the book value of the Company's investment in GTC and a gain of approximately $1 million was recognized as a gain on investments in the third quarter of 1996. The Company purchased 900,000 shares for $3.6 million. The offering decreased the Company's equity interest in GTC to 42%.

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

7.   Allocation by the General Division to GTR for TR Designated Shares:
     ------------------------------------------------------------------

          Pursuant to its option to allocate to up to $30 million to GTR at $10 per TR Designated Share, the General Division allocated $10 million of cash to GTR which was recorded as an increase to Division equity in September 1996 and 1,000,000 TR Designated Shares were reserved for distribution at the Company's discretion for the benefit of the General Division.

8.   Acquisition of Genetrix, Inc.:
     -----------------------------

          On May 1, 1996, the General Division acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 1,380,000 shares of General Division Stock valued at approximately $36.5 million were issued. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $35 million, was allocated to Goodwill to be amortized over 15 years.

 9.  Long-Term Debt:
     --------------

          In March 1996, holders of the General Division's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division Stock and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the General Division on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2.9 million was credited to Division equity.

10.  Short-Term Borrowing Arrangements:
     ---------------------------------

          In November 1996, the General Division intends to re-finance its $215 million line of credit with a $225 million revolving credit facility with a syndicate of banks. The facility provides for interest at the prime rate or LIBOR plus a margin. On June 28, 1996, the line of credit was increased to $215 million. Prior to June 28, 1996 the line of credit was $15 million. The existing and planning facilities may be used by either the General or Tissue Repair Division. As of September 30, 1996 GTR borrowing under the credit facilities were $15 million. The funds were used as temporary financing for the acquisition of certain land and building in Framingham, Massachusetts that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service mark] Service programs. In August 1996, the Board of Directors of Genzyme Corporation approved the transfer of certain of GTR's Framingham real estate (land, buildings and leasehold improvements), which had been purchased in January 1996, to the General Division for cash of $5.2 million which approximated the fair market value of the property as determined by the Board of Directors. This also approximated the property cost.

          GTR makes periodic borrowings under the line of credit for working capital purposes and repays the borrowing as funds permit within the subsequent quarter. GTR line of credit borrowings were $8.0 million at March 31, 1996, $15.0 at June 30, 1996 and $15.0 at September 30, 1996.

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

11.  Acquisition of Deknatel Snowden Pencer, Inc. ("DSP"):
     ----------------------------------------------------

          On July 1, 1996, the General Division completed the acquisition of DSP, a privately held surgical products company, for approximately $251 million. The purchase price consisted of cash of approximately $190 million. The General Division also assumed and subsequently repaid debt of DSP of approximately $54.8 million, and the General Division paid acquisition costs of approximately $6 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200 million under a revolving credit facility from Fleet National Bank, with interest payable at LIBOR plus 5/8%
     (6.16% at July 1, 1996) and approximately $51 million was provided from General Division cash balances.

          The purchase price was allocated based on the fair values of assets acquired and liabilities assumed determined by an independent valuation. The allocation was $14 million to working capital items, $18 million to property and equipment, $61 million to intangible assets and $134 million to goodwill. In-process research and development acquired of $24 million has changed to operations in the third quarter of 1996. Goodwill is being amortized over 40 years.


          The following presents pro forma information about the acquisition of DSP as if the acquisitions occurred on January 1, 1995 (in millions of dollars, except per share information):

                                               Nine Months Ended
                                                 September 30,
                                                1996      1995
                                                ----      ----
     Net revenues......................       $420.9     $353.4
     Net income........................         18.9       32.1
     Earnings (loss) per share:

     Primary...........................         0.36       0.66
     Fully diluted.....................         0.35       0.60


12.  General Division Stock 2-for-1 Stock Split:
     ------------------------------------------

          In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division Stock and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

13.  Other Long-Term Liabilities:
     ---------------------------

          In July 1996, the General Division made a final payment of approximately $7.6 million for a company acquired in 1994.

14.  Seprafilm
     ---------

          In August 1996 the Company received FDA approval to market Seprafilm (Registered Trademark) bioresorbable membrane for use in abdominal surgery.

                            GENZYME GENERAL DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

15.  Subsequent Events:
     -----------------

     Acquisition of Neozyme II:
     --------------------------

          On October 28, 1996, Genzyme, through a wholly-owned subsidiary, completed its tender offer for the outstanding Units of Neozyme II for $45 per Unit in cash and 2,385,686 Units, or 98.8 percent, were tendered and accepted for payment. Each Neozyme II Unit consists of one share of Callable Common Stock and one Callable Warrant to purchase two shares of General Division Stock and 0.135 share of TR Stock.

          The tender offer was made pursuant to an agreement entered into by Genzyme and Neozyme II on September 23 1996. The agreement provided that Genzyme acquire all of the remaining shares of Callable Common Stock through a merger of Neozyme II into the Genzyme subsidiary that acquired the tendered Units. As a result of the merger, holders of Units who did not tender their Units receive $29 in cash for each share of Callable Common Stock. The Callable Warrants included in the untendered Units become exercisable on the effective date of the merger. The exercise price of the Callable Warrants will be equal to the average closing price of two shares of General Division Stock and 0.135 share of TR Stock for the twenty trading days prior to the effective date of the merger. The warrants will expire on December 31, 1998.

          Funds for the tender offer were provided, and funds for the merger will be provided, as follows: $80 million from borrowings under the Compnay's revolving credit facility with Fleet National Bank and the balance from the General Division's cash balances. It is anticipated that the aggregate purchase price of $108,675,000 of the Neozyme II Acquisition (consisting of $28.2 million of cash, $80 million of short-term borrowings, and $0.5 million of equity for the value of the Callable Warrants) plus estimated acquisition costs of $1million will be allocated $14,117,000 to the estimated fair market value of the net assets acquired and $95,558,000 as a charge for in-process technology.

          The purchase price was allocated to the assets and liabilities of Neozyme II based on their estimated fair values. The final purchase price and allocation of purchase price may vary from the value presented above.



          Research and development revenues from Neozyme II were $5.9 million and $5.5 million during third quarter of 1996 and 1995 and were $16.5 million and $17.2 million during the nine months ended September 30, 1996 and 1995. Research and development revenues will decrease in future period due to the acquisition of Neozyme II.

     Cerezyme Manufacturing
     ----------------------

          In October 1996 the Company received FDA approval to manufacture Cerezyme (Registered Trademark) in the Company's new mammalian cell culture manufacturing plant.

                            GENZYME GENERAL DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

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

RESULTS OF OPERATIONS

REVENUE
Total revenues for the three and nine months ended September 30, 1996 were $141.0 million and $366.8 million, increases of 49% and 34% over the corresponding periods in 1995. Product and service revenues were $134.3 million and $347.9 million, increases of 52% and 37% over the same periods in 1995.

Product revenues for the three months ended September 30, 1996 increased 53% to $117.7 million from $77.0 million for the corresponding period in 1995, and product revenues for the nine months ended September 30, 1996 increased 37% to $301.6 million from $219.4 million for the corresponding period in 1995.

Sales of Therapeutic, Diagnostic Product and Pharmaceutical products increased 24%, 11% and 6% during the third quarter of 1996 and 21%, 16% and 96% during the nine months ended September 30, 1996 as compared to the comparable periods in 1995. The increase in sales of Therapeutic products resulted primarily from increased shipments of Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme. The General Division's results of operations are highly dependent on these products. Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme sales were 59% and 64% of product sales during the third quarter and during the nine months ended September 30, 1996 and were 72% and 72% of product sales during each the comparable periods in 1995. The increase in Diagnostic Product sales resulted from growth in each of its businesses, most notably in the Cardiovascular Direct LDL[Registered Trademark] test sales. The substantial increase in Pharmaceutical sales resulted primarily from sales of Melatonin which commenced in the third quarter of 1995 and Cosmetic Grade HA Powder which were classified as Therapeutics revenue until the fourth quarter of 1995. Melatonin products sales have declined but the General Division believes this decline has ceased.

On July 1, 1996 the General Division acquired DSP for $251 million in a transaction accounted for as a purchase. DSP manufactures and markets surgical instruments and other products domestically and in Europe through a direct sales force. Had the acquisition of DSP occurred January 1, 1996 product sales for the nine months ended September 30, 1996 would have been $54.1 million higher.

Service revenues for the three months ended September 30, 1996 increased 49% to $16.6 million from $11.2 million for the corresponding period in 1995 and service revenues for the nine months ended September 30 1996 increased 31% to $46.3 million from $35.5 million for the corresponding period in 1995. The increases were due to higher unit volume in part from the Genetrix acquisition completed May 1, 1996 and pricing changes.

International sales represented approximately 36% and 38% of product sales in the third quarter and first nine months of 1996 compared with approximately 41% and 41% of third quarter and first nine months of 1995 product sales. The increases occurred due to increased international sales of Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme.

Revenues from research and development contracts for the three and nine months ended September 30, 1996 were $6.7 million and $18.9 million, as compared to $6.2 million and $19.2 million for the corresponding periods in 1995. The fluctuations were due primarily to Neozyme II revenues from the external contract expenses incurred by the General Division on behalf of the Neozyme II development programs. The Company expects that revenues from research and development contracts will decrease in the fourth quarter due to the acquisition of Neozyme II. See "Subsequent Events."

                                      -27

MARGINS AND OPERATING EXPENSES

Total gross margins for the quarters ended September 30, 1996 and 1995 were 55% and 60%, respectively, and total gross margins for the nine months ended September 30, 1996 and 1995 were 59% and 58%, respectively. The General Division provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the quarters ended September 30, 1996 and 1995 were 59% and 64%, respectively. Product margins for the nine months ended September 30, 1996 and 1995 were 63% and 62%, respectively. Year-to-date 1996 margins increased due primarily to the high volume of Melatonin sales in 1996, improved Therapeutics margins, offset by the effects of the DSP acquisition. The DSP acquisition caused a one-time increase in inventories related to purchase accounting (fair market valuation) and subsequent gross margin reduction of $5.7 million when the inventories were sold in the third quarter. This reduced third quarter 1996 margins as compared to the third quarter of 1995. Excluding the effects of the DSP acquisition, gross margins were 59% and 61% for the three and nine months ended September 30, 1996.

Service margins were 25% and 32% for the three months ended September 30, 1996 and 1995, respectively and 30% and 34% for the nine months ended September 30, 1996 and 1995. Service margins declined during the three and nine months ended September 30, 1996 due to the effect of the Genetrix acquisition. The General Division expects margins will improve as laboratory facilities consolidate in the Genzyme Genetics business.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $35.9 million, an increase of 54% over the same period in 1995 and for the nine months ended September 30, 1996 were $99.0 million, an increase of 44% over the same period in 1995. The increases were due to the effects of the DSP acquisition, to increased expenses and staffing to support revenue growth and increased staffing in anticipation of the launch of Surgical Products in the European and domestic markets.

Research and development expenses for the three and nine months ended September 30, 1996 were $18.3 and $49.9 million, increases of 25% and 17%, respectively over the same periods in 1995 due to increased spending on internal programs.

Amortization of intangibles was $3.1 million and $5.7 million for the three and nine months ended September 30, 1996 compared to $1.1 million and $3.6 million for the same periods in 1995. Amortization of intangibles increased during the three and nine months ended September 30,1996 due to the Genetrix and DSP acquisitions.

In the third quarter of 1996, the General Division acquired, and charged to operating expenses, in-process research and development of $24.2 million in connection with the DSP acquisition.

OTHER INCOME AND EXPENSES

The minority interest in the net loss of subsidiaries during the three and nine months ended 1995 related to the General Divisions 73% owned subsidiary IG Laboratories, Inc., which was fully acquired in October 1995.

The General Division's equity in the net loss of unconsolidated affiliates relates mostly to the investment in GTC. GTC completed a public offering of common stock of 3,000,000 shares to the public in August 1996. The General Division purchased 900,000 shares in the offering for $3.6 million. The offering decreased the General Division's equity interest in GTC to 42%. GTC had revenues of $12.5 and $8.8 million and a net loss of $1.2 million and net income $1.1 million during the third quarter of 1996 and 1995 and had revenues of $34.2 million and $22.3 million and net losses of $5.3 million and $2.9 million during the nine months ended September 30, 1996 and 1995. GTC's public offering increased the book value of the General Division's investment in GTC and a gain of approximately $1.0 million was recognized as gain on investments in the third quarter of 1996.

Investment income for the three and nine months ended September 30, 1996 increased to $3.3 million and $11.5 million from $1.4 and $3.9 million for the same periods in 1995, due primarily to higher average cash and investment balances which resulted from the General Division's public offering in October 1995, the exercise of stock options and warrants and cash generated from operations.

Interest expense for the three and nine months ended September 30, 1996 was $3.2 million and $3.6 million, net of capitalized interest on construction in progress of $0.0 million and $2.2 million. Interest expense for the three and nine months ended September 30, 1995 was $0.5 million and $0.7 million, net of capitalized interest on construction in progress of $2.1 million and $6.9 million. Interest increased during the third quarter of 1996 due to approximately $3.0 million interest on borrowings of $200.0 million used to finance the DSP acquisition. See Liquidity and Capital Resources for a description of the notes. The convertible subordinated note redemption described below offset this increase in interest expense by $0.4 million in the first nine months of 1996 compared to the same period in 1995.

In March 1996, holders of the General Division's 6 3/4% convertible subordinated notes in the principal amount of $100 million converted such notes into General Division and TR Stock. Holders of the notes received 18.913 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note. As a result of the conversion, the holders forfeited interest which would have been payable by the General Division on April 1, 1996. The carrying amount of the debt, net of unamortized discount, plus accrued interest of approximately $2.9 million was credited to Division equity.

The tax provision for the three and nine months ended September 30, 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, the General Division's share of losses of subsidiaries which generate no current tax benefit, tax credits, taxes on foreign earnings, non-deductible in-process research and development acquired with DSP, and non-taxable gains on GTC investment holdings. The effective tax rate, exclusive of the effects of non-taxable gains on GTC investment holdings and non-deductible in-process research and development was 41.9% and 40.5% for the three and nine months ended September 30, 1996, slight increases over the corresponding periods in 1995. The allocated tax benefit generated by GTR of $4.0 million and $2.2 million in the third quarter of 1996 and 1995 and $11.8 million and $5.9 million in the first nine months of 1996 and 1995, further reduced the General Division's tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the General Division had cash, cash equivalents and investments in marketable securities totaling $246.2 million, a decrease of $32.5 million from December 31, 1995. The General Division used $251 million in cash to acquire DSP, as described below. In the first nine months of 1996, the General Division spent $28 million on increased manufacturing capacity and invested an additional $5 million in an unconsolidated affiliate. These expenditures were financed by operations, $60 million, and by the issuance of common stock through exercises of stock options and warrants, $21 million the issuance of debt $200 million, less repayment of debt $65 millions.

As of September 30, 1996, the General Division had accounts receivable of $114.3 million, an increase of $27.1 million from December 31, 1995, due to increased sales of Ceredase[Registered Trademark] enzyme and Cerezyme[Registered Trademark] enzyme, Melatonin and from receivables of $15.0 million acquired with DSP. Inventories increased $58.7 million to $111 million as of September 30, 1996 as compared to December 31, 1995. The increase was due primarily to inventories of $24 million acquired with DSP and to higher inventory levels to support of increased business operations in Therapeutics and Surgical Products business lines.

In November 1995, the General Division intends to re-finance its $215 million line of credit with a $225 million revolving credit facility with a syndicate of banks. The facility provides for interest at the prime rate or LIBOR plus a margin.

In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with the General Division under which the General Division agreed to provide a revolving line of credit in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the twenty day period ending two days before the conversion at (i) GTC's option only to the extent necessary to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or (ii) by the General Division at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $2.8 million in March 1996 and $1.5 million in the second quarter of 1996 from the General Division. GTC converted $150,000 of this debt into 26,244 shares of GTC Common Stock on March 31, 1996 and converted $1.5 million of this debt plus accrued interest into 193,321 shares of GTC stock.

On July 1, 1996, the General Division acquired DSP, a privately held surgical products company, for approximately $251 million. The purchase price consisted of cash of approximately $190 million. Genzyme also assumed and subsequently repaid debt of DSP of approximately $57 million, and Genzyme paid acquisition costs of approximately $6 million. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200 million under a revolving credit facility from Fleet National Bank, with interest payable at LIBOR plus 5/8% (6.16% at July 1, 1996) and approximately $51 million was provided from Genzyme General Division cash balances.

The purchase price was allocated based on the fair values of assets acquired and liabilities assumed determined by an independent valuation. The allocation was $14 million to working capital items, $18 million to property and equipment, $61 million to intangible assets and $134 million to goodwill. In-process research and development acquired of $24 million has changed to operations in the third quarter of 1996. Goodwill is being amortized over 40 years.

The General Division plans to use DSP's sales force to accelerate the introduction of its Seprafilm[Registered Trademark] bioresorbable membrane to the U.S. surgical market as described further below.

On August 13, 1996, the FDA granted approval to market Seprafilm[trademark] for use in any open abdominal or pelvic surgery. On behalf of the Joint Venture, Genzyme officially launched Seprafilm[trademark] in the United States in October using the 70-person DSP sales force. Under the terms of agreements between the Partnership and Genzyme, the Joint Venture will manufacture and market Seprafilm[trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the fourth quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

Also during the third quarter, Genzyme received the CE Mark for Sepracoat[trademark] coating solution in accordance with the European Medical Devices Directive. The CE Mark indicates that the product meets quality standards necessary for selling in the 18 countries included in the European Economic Area. Under the CE Mark, Sepracoat[trademark] can be applied at the beginning of and throughout abdominal, pelvic and thoracic surgical procedures. Genzyme is preparing for the market introduction of Sepracoat[trademark] in Europe during the fourth quarter.

Data from the pivotal study evaluating HAL-S[trademark] made available during the third quarter showed some improvement in the rehabilitation rate of patients. In light of the relatively modest improvement and the small potential market size, however, no formal decision has been made concerning whether to continue the development of HAL-S[trademark].

In August 1996, the Board of Directors of Genzyme Corporation approved the transfer of certain of GTR's Framingham real estate to the General Division for the fair market value, which approximated cost, of the property.

The General Division expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the next two years. Although the General Division currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing its commitment to develop manufacturing capacity sufficient to meet the requirements for commercialization of the Partnership's products, the market introduction of the Surgical Products, making certain payments to third parties in connection with strategic collaborations. Genzyme's commitment to allocate up to $30 million from the General Division to fund the operations of GTR was substantially eliminated when GTR sold new TR Stock to the public in September 1995; however, Genzyme retained the right to make voluntary allocations of up to $30 million from the General Division to the GTR. In June 1996, the Board of Directors voted to allocate $10 million of cash from the General Division to GTR in exchange for an increase in the TR Designated Shares of 1,000,000 shares which shares have been reserved for issuance at the discretion of the Board of Directors. Subsequent to this allocation of $10 million in cash from the General Division to GTR, Genzyme retains the right, exercisable in the discretion of the Board of Directors, to make additional allocations of up to $20 million for the General Division to GTR. In addition, working capital and other capital requirements may change because of unanticipated changes in business conditions, and such other considerations as expansion of operations, results of research and development activities, competitive and technological developments, the timing and costs of obtaining required regulatory approvals for new products and future acquisitions of technology and/or product rights. As a result, the General Division may have to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms.

SUBSEQUENT EVENTS


     Acquisition of Neozyme II Corporation ("Neozyme II"):
     -----------------------------------------------------

          On October 24, 1996, the Company announced that it had received approval from the FDA to manufacture Cerezyme[Registered Trademark] enzyme in the Company's large-scale mammalian cell culture plant located in Boston, Massachusetts. Genzyme is completing validation reports for the manufacturing process used in the plant for submission to the FDA and expects to commence distribution of Cerezyme[Registered Trademark] produced at the plant to a limited number of customers in the United States by the end of 1996.

          On October 28, 1996, Genzyme, through a wholly-owned subsidiary, completed its tender offer for the outstanding Units of Neozyme II for $45 per Unit in cash and 2,385,686 Units, or 98.8 percent, were tendered and accepted for payment. Each Neozyme II Unit consists of one share of Callable Common Stock and one Callable Warrant to purchase two shares of General Division Stock and 0.135 share of TR Stock.

          The tender offer was made pursuant to an agreement entered into by Genzyme and Neozyme II on September 23 1996. The agreement provided that Genzyme acquire all of the remaining shares of Callable Common Stock through a merger of Neozyme II into the Genzyme subsidiary that acquired the tendered Units. As a result of the merger, holders of Units who did not tender their Units receive $29 in cash for each share of Callable Common Stock. The Callable Warrants included in the untendered Units become exercisable on the effective date of the merger. The exercise price of the Callable Warrants will be equal to the average closing price of two shares of General Division Stock and 0.135 share of TR Stock for the twenty trading days prior to the effective date of the merger. The warrants will expire on December 31, 1998.

          Funds for the tender offer were provided, and funds for the merger will be provided, as follows: $80 million from borrowings under the Compnay's revolving credit facility with Fleet National Bank and the balance from the General Division's cash balances. It is anticipated that the aggregate purchase price of $108,675,000 of the Neozyme II Acquisition (consisting of $28.2 million of cash, $80 million of short-term borrowings, and $0.5 million of equity for the value of the Callable Warrants) plus estimated acquisition costs of $1 million will be allocated $14,117,000 to the estimated fair market value of the net assets acquired and $95,558,000 as a charge for in-process technology.

          The purchase price was allocated to the assets and liabilities of Neozyme II based on their estimated fair values. The final purchase price and allocation of purchase price may vary from the value presented above.

          Research and development revenues from Neozyme II were $5.9 million and $5.5 million during the third quarter of 1996 and 1995 and were $16.5 million and $17.2 million during the nine months ended September 30, 1996 and 1995. Research and development revenues will decrease in future period due to the acquisition of Neozyme II.

GENZYME TISSUE REPAIR DIVISION

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          SEPTEMBER 30,          SEPTEMBER 30,
------------------------------------------------------------------------------------------
                                                 1996        1995       1996        1995
                                                 ----        ----       ----        ----
Revenues:
  Net service sales ....................       $  1,861    $ 1,435    $  5,222    $  3,712

Operating costs and expenses:
   Cost of services sold ...............          2,516      1,350       8,398       2,955
   Selling, general and administrative .          6,638      3,093      19,614       7,386
   Research and development ............          2,935      2,530       7,639       8,459
                                               --------    -------    --------    --------
                                                 12,089      6,973      35,651      18,800
                                               --------    -------    --------    --------

Operating loss .........................        (10,228)    (5,538)   $(30,429)    (15,088)

Investment income ......................            296        156       1,255         737
                                               --------    -------    --------    --------

Net loss ...............................       $ (9,932)   $(5,382)   $(29,174)   $(14,351)
                                               ========    =======    ========    ========

Per Tissue Repair Division Common share:
   Net loss ............................       $  (0.78)   $ (0.59)   $  (2.33)   $  (1.62)
                                               ========    =======    ========    ========

   Average shares outstanding ..........         12,711      9,171      12,511       8,871
                                               ========    =======    ========    ========




   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION

COMBINED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                      SEPTEMBER 30,  DECEMBER 31,
---------------------------------------------------------------------------------------
                                                                   1996        1995
                                                                   ----        ----
                               ASSETS

Current Assets:
  Cash and cash equivalents ...............................      $24,641      $40,741
  Short-term investments ..................................        2,031        6,832
  Accounts receivable, less allowance for doubtful accounts        1,809        1,838
  Inventories .............................................        1,689          761
  Prepaid expenses and other current assets ...............          345          186
                                                                 -------      -------
    Total current assets ..................................       30,515       50,358

Property, plant and equipment, net ........................       21,296        1,962

Other Assets:
  Other noncurrent assets .................................          124          329
                                                                 -------      -------
                                                                     124          329
                                                                 -------      -------
                                                                 $51,935      $52,649
                                                                 =======      =======

                  LIABILITIES AND DIVISION EQUITY

Current Liabilities:
  Accounts payable ........................................      $ 1,307      $ 2,432
  Accrued expenses ........................................        2,342        1,349
  Payable to Genzyme General Division .....................        3,569        2,034
  Short-term borrowings ...................................       15,000           --
  Current portion of capital lease obligations ............           --          169
                                                                 -------      -------
    Total current liabilities .............................       22,218        5,984

Noncurrent Liabilities:
  Other noncurrent liabilities ............................          715          739
                                                                 -------      -------
                                                                     715          739

Division equity ...........................................       29,002       45,926
                                                                 -------      -------
                                                                 $51,935      $52,649
                                                                 =======      =======





   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR DIVISION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                           NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------
                                                                      1996          1995
                                                                      ----          ----
OPERATING ACTIVITIES:
   Net loss ....................................................    $(29,174)    $(14,351)
   Reconciliation of net loss to net cash used by
    operating activities:
      Depreciation and amortization ............................         521          630
      Provision for bad debts ..................................         173           --
      Non-cash compensation credit .............................         (26)          --
      Accrued interest/amortization on bonds ...................          51         (110)
      Increase (decrease) in cash from working capital:
         Accounts receivable ...................................        (143)          88
         Inventories ...........................................        (928)        (154)
         Prepaid expenses and other current assets .............        (159)         119
         Accounts payable, accrued expenses and deferred revenue        (132)        (651)
         Due to Genzyme General Division .......................       1,535          374
                                                                    --------     --------
         Net cash used by operating activities .................     (28,282)     (14,055)

INVESTING ACTIVITIES:
   Purchases of investments ....................................      (5,004)     (10,957)
   Sales and maturities of investments .........................       9,762       10,994
   Purchase of property, plant and equipment ...................     (25,070)        (259)
   Proceeds from sale of property, plant & equipment ...........       5,214           --
   Other noncurrent assets .....................................         205           --
                                                                    --------     --------
         Net cash used by investing activities .................     (14,893)        (222)

FINANCING ACTIVITIES:
  Proceeds from issuance of TR Stock ...........................       2,268       43,138
  Short-term borrowings under bank credit agreement ............      38,000           --
  Payments of debt and capital lease obligations ...............     (23,169)        (211)
  Cash allocated from Genzyme General Division .................      10,000           --
  Other ........................................................         (24)         (15)
                                                                    --------     --------
         Net cash provided by financing activities .............      27,075       42,912
                                                                    --------     --------

Increase (decrease) in cash and cash equivalents ... ...........     (16,100)      28,635
Cash and cash equivalents, beginning of period .................      40,741       16,993
                                                                    --------     --------
Cash and cash equivalents, end of period .......................    $ 26,641     $ 45,628
                                                                    ========     ========

Supplemental Cash Flow Information:
   Cash paid during the period for interest ....................    $    116     $     33




   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

          These unaudited, condensed, combined financial statements should be read in conjunction with the Company's Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 1995 and the financial statements and footnotes for Genzyme Tissue Repair Division ("GTR") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

          The financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited but include, in GTR's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

          The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the Company's Annual Report as amended on Form 10-K/A for the year ended December 31, 1995.

3.   Investments:
     -----------

          As of September 30, 1996, GTR's investment portfolio, consisting primarily of debt securities classified as available for sale, was adjusted to its market value. As a result, gross unrealized holding losses totaling approximately $9,000 were recorded in Division equity.

4.   Inventories:
     -----------

                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
            Raw Materials..........          $  192,000          $107,000
            Work-in-process........           1,497,000           654,000
                                             ----------          --------
                                             $1,689,000          $761,000
                                             ==========          ========

5.   Allocation by the General Division to GTR for TR Designated Shares:
     ------------------------------------------------------------------

          Pursuant to its option to allocate to up to $30 million to GTR at $10 per TR Designated Share, the General Division allocated $10 million of cash to GTR, which was recorded as an increase to Division equity, in June 1996 and 1,000,000 TR Designated Shares were reserved for distribution at the Company's discretion for the benefit of the General Division.

6.   Short-Term Borrowing Arrangements:
     ---------------------------------

          In November 1996, the Company intends to re-finance its $215 million line of credit with a $225 million revolving credit facility with a syndicate of banks. The facility provides for interest at the prime rate or LIBOR plus a margin. Prior to June 28, 1996 the line of credit was $15 million. The existing and the planned facilities may be used by either the General or Tissue Repair Division. As of September 30, 1996 GTR borrowings under the credit facility were $15.0 million. The funds were used as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service mark] Service programs.

          GTR makes periodic borrowings under the line of credit for working capital purposes and repays the borrowing as funds permit within the subsequent quarter. GTR line of credit borrowings were $8.0 million at March 31, 1996, $15.0 at June 30, 1996 and $15.0 at September 30, 1996.

                         GENZYME TISSUE REPAIR DIVISION
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

7.   Transfer of Real Estate to the General Division:
     --------------------------------------------

          In August 1996, GTR transferred certain real estate in Framingham, Massachusetts to the General Division for fair market value which approximated cost of the property.

8.   Subsequent Event:
     ----------------

     GTR's Joint Venture with Diacrin, Inc. ("Diacrin"):
     ---------------------------------------------------

          On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between GTR and Diacrin to develop and commercialize products and processes for use in the treatment of Parkinson's Disease and Huntington's Disease in humans using porcine fetal cells.

                         GENZYME TISSUE REPAIR DIVISION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of GTR. See also "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Genzyme's Annual Report as amended on Form 10-K/A for the year ended December 31, 1995.

RESULTS OF OPERATIONS

REVENUE
Service revenues for the three months ended September 30, 1996 increased 30% to $1.9 million compared to $1.4 million for the same period ended in 1995. Service revenues for the nine months ended September 30, 1996 increased 41% to $5.2 million compared to $3.7 million for the same period ended in 1995. Service revenue for the three months ended September 30, 1996 included $1.1 million sales of Epicel [Trademark] skin grafts as compared to $1.3 million in the corresponding period in 1995, and $0.7 million sales of CARTICEL [Service mark] cartilage repair service as compared to $0.1 million sales in the corresponding period in 1995. CARTICEL [Service mark] service commenced in the first quarter of 1995. Epicel service was $3.2 million in the first nine months of 1996, compared to $3.6 million in the same period of 1995.

MARGINS AND OPERATING EXPENSES
Gross margins for the three and nine months ended September 30, 1996 declined $0.7 million and $3.9 million, respectively, as compared to the corresponding periods in 1995 due to increased spending for the expansion of manufacturing capacity.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $6.6 million, an increase of $3.5 million compared to the same period ended in 1995. Selling, general and administrative expenses for the nine months ended September 30, 1996 were $19.6 million, an increase of $12.2 million compared to the same period ended in 1995. Increases in selling, general and administrative costs during the quarters and nine months ended September 30, 1996 and 1995 are due to increased surgeon training costs, additional staffing related to the CARTICEL[Service mark] Service, and increased CARTICEL[Service mark] marketing costs.

Research and development expenses were $2.9 million in the third quarter of 1996, a $0.4 million increase compared to the same period ended in 1995. Research and development expenses were $7.6 million in the first nine months of 1996, a $0.9 million decrease compared to the same period ended in 1995. Research and development expenses are generally decreasing as the CARTICEL[Service mark] Service gains market acceptance.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1996, GTR had cash, cash equivalents and investments in marketable securities totaling $26.7 million, a decrease of $20.9 million from December 31, 1995. The decrease was due to GTR's net loss from operations, working capital requirements and capital spending, net of cash from the issuance of common stock through exercises of stock options and warrants of $1.5 million. As of September 30, 1996 and December 31, 1995, GTR had accounts receivable of $1.8 million. Inventories increased $0.9 million, to $1.7 million as of September 30, 1996 as compared to December 31, 1995 due primarily to an increase in the number of in-process biopsies.

In August 1996, the Board of Directors of Genzyme Corporation approved the transfer of certain of GTR's Framingham real estate (land, buildings and leasehold improvements) to the General Division in exchange for cash in the amount of $5.2 million, which approximated the fair market value of the property, which approximated the property's cost.

In November 1996, the Company intends to re-finance its $215 million line of credit with a $225 million revolving credit facility with a syndicate of banks. The facility provides for interest at the prime rate or LIBOR plus a margin. Prior to June 28, 1996 the line of credit was $15 million. The existing and the planned facilities may be used by either the General or Tissue Repair Division. As of September 30, 1996 GTR borrowings under the credit facility were $15.0 million. The funds were used as temporary financing for the acquisition of certain land and buildings in Framingham, Massachusetts that were purchased for $6.8 million in cash in January 1996 as part of the planned expansion of manufacturing capacity for the CARTICEL[Service mark] Service programs.

GTR makes periodic borrowings under the line of credit for working capital purposes and repays the borrowing as funds permit within the subsequent quarter. GTR line of credit borrowings were $8.0 million at March 31, 1996, $15.0 million at June 30, 1996 and $15.0 at September 30, 1996.

GTR expects that its available cash and investments along with credit available from Genzyme will be sufficient to finance its planned operations and capital requirements for at least one year. Significant additional funds will be required to complete the commercialization and clinical testing of GTR's products and services. There can be no assurance that such funds will be available on attractive terms, if at all.

SUBSEQUENT EVENTS

On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between Genzyme and Diacrin to develop and commercialize products and processes for use in the treatment of Parkinson's Disease or Huntington's Disease in humans using porcine fetal cells. Under the terms of the joint venture agreement, GTR will provide 80% of the next $50 million in funding for products to be developed by the joint venture. After that, all costs will be shared equally between GTR and Diacrin. Profits from the joint venture will be shared equally by the two parties.

In order to provide initial funding for the joint venture, the Genzyme Board of Directors has approved the allocation of up to $20 million in cash from the General Division to GTR in exchange for an increase in the number of TR Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of TR Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. The Company intends to make monthly allocations of cash from the General Division to GTR under the $20 million interdivisional equity line of credit in an amount corresponding to the funding commitment of GTR under the joint venture agreement for such month.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Genzyme, the General Division and the GTR on the pages listed in the Index on Page 2 of this report.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The Company held a special meeting of stockholders on July 24, 1996. The following represents the results of the voting on a proposal submitted to a vote of stockholders at such meeting to approve an amendment to the Company's
Articles of Organization to increase the number of authorized shares of General
Division Stock from 100,000,000 to 200,000,000.

                    Number of           Number of          Number of Votes           Number of
                    Votes for         Votes Against          Abstaining          Broker Non-Votes
                    ----------        -------------          ----------          ----------------
                    27,138,271        1,048,162              102,932                   0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               2.1 Merger agreement dated as of May 24, 1996, among Genzyme Corporation, DSP Acquistion Corporation and Deknatel Snowden Pencer, Inc. Filed as Exhibit 2.1 to Genzyme's Registration Statement on Form S-3 (File No. 333-05979), dated June 24, 1996 and incorporated herein by reference. Pursuant to Items 602 (b) (2) of Resgulation S-K, the schedules to the Amendment and Plan of Merger are omitted. A list of such schedules appears in the table of contents to the Merger Agreement. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

               2.2 Purchase Agreement dated as of September 20, 1996 by and among Genzyme Corporation, Neozyme II Acquisition Corp. and Neozyme II Corporation. Filed as Exhibit A to Amendment
                    No. 2 to the Schedule 13D filed by Genzyme Corporation

                    (Commission File No. 0-14680) on September 24, 1996 and incorporated herein by reference.

               4.1 Credit Agreement dated as of June 28, 1995 between Genzyme Corporation and Fleet National Bank. Filed as Exhibit 4.1 to Genzyme's Corporation Current Report on Form 8-K dated July 1, 1996 (Commission File No. 0-14680) and incorporated herein by reference.

               4.2 Revolving Credit Note in the principal amount of $215 million dated as of June 28, 1995 payable to Fleet National Bank. Filed as Exhibit 4.2 to Genzyme Corporation's Current Report on Form 8-K dated July 1, 1996 (Commission File No. 0-14680) and incorporated herein by reference.

              10.1 Collaboration Agreement dated as of October 1, 1996 among Diacrin, Inc., Genzyme Corporation and Diacrin/Genzyme LLC. Filed as Exhibit 10.18 to Diacrin, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-20139) and incorporated herein by reference. Confidential treated has been requested for deleted portions of this exhibit.

              10.2 Operating Agreement dated as of October 1, 1996 between Genzyme Corporation and Diacrin, Inc. Filed as Exhibit
                    10.19 to Diacrin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File
                    No. 0-20139) and incorporated herein by reference. Confidential treated has been requested for deleted portions of this exhibit.

              11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

              27 Financial Data Schedules for Genzyme, General Division and Genzyme Tissue Repair Division (for EDGAR filing purposes only). Filed herewith.

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated July 1, 1996 reporting under Item 2 the acquisition of Deknatel, Snowden and Pencer, Inc. ("DSP"). The report also incorporated by reference under Item 7 historical financial statements of DSP as of September 30, 1995 and 1994 and March 24, 1996 (unaudited) and for the years ended September 30, 1994 and 1995 and the six months ended March 26, 1995 and March 24, 1996 (unaudited) and pro forma financial statements of Genzyme Corporation and Genzyme General Division as of March 31, 1996 and for the three months ended March 31, 1996 and for the year ended December 31, 1995 presented assuming that the acquisition of DSP occurred as of January 1, 1995.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1996

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENZYME CORPORATION

DATE:  November 14, 1996                     By: /s/David J. McLachlan
                                                ----------------------
                                                David J. McLachlan
                                                Duly Authorized Officer and
                                                Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1995

                                  EXHIBIT INDEX

Exhibit
  No.                    Description                                               Page No.
-------                  -----------                                               --------
2.1         Merger agreement dated as of May 24, 1996, among Genzyme
            Corporation, DSP Acquistion Corporation and Deknatel Snowde
            Pencer, Inc. Filed as Exhibit 2.1 to Genzyme's Registration
            Statement on Form S-3 (File No. 333-05979), dated June 24,
            1996 and incorporated herein by reference. Pursuant to Items
            602 (b) (2) of Resgulation S-K, the schedules to the
            Amendment and Plan of Merger are omitted. A list of such
            schedules appears in the table of contents to the Merger
            Agreement. The Registrant hereby undertakes to furnish
            supplementally a copy of any omitted schedule to the
            Commission upon request.

2.2 Purchase Agreement dated as of September 20, 1996 by and among Genzyme Corporation, Neozyme II Acquisition Corp. and
            Neozyme II Corporation. Filed as Exhibit A to Amendment No. 2 to the Schedule 13D filed by Genzyme Corporation (Commission
            File No. 0-14680) on September 24, 1996 and incorporated herein by reference.

4.1         Credit Agreement dated as of June 28, 1995 between Genzyme
            Corporation and Fleet National Bank. Filed as Exhibit 4.1 to Genzyme's Corporation Current Report on Form 8-K dated
            July 1, 1996 (Commission File No. 0-14680) and incorporated herein by reference.

4.2 Revolving Credit Note in the principal amount of $215 million dated as of June 28, 1995 payable to Fleet National
            Bank. Filed as Exhibit 4.2 to Genzyme Corporation's Current
            Report on Form 8-K dated July 1, 1996 (Commission File No.
            0-14680) and incorporated herein by reference.

10.1 Collaboration Agreement dated as of October 1, 1996 by and among Diacrin, Inc., Genzyme Corporation and Diacrin/Genzyme LLC.
            Filed as Exhibit 10.18 to Diacrin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
            (Commission File No. 0-20139) and incorporated herein by reference. Confidential treated has been requested for deleted portions of this exhibit.

10.2        Operating Agreement dated as of October 1, 1996 between Genzyme
            Corporation and Diacrin, Inc. Filed as Exhibit 10.19 to Diacrin,
            Inc.'s Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996 (Commission File No. 0-20139) and incorporated herein by reference. Confidential treated has been requested for deleted portions of this exhibit.

11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

27          Financial Data Schedules for Genzyme, General Division and
            Genzyme Tissue Repair Division (for EDGAR filing purposes only). Filed herewith.
