Form 10-K
period 1996-12-31
GENZYME CORP
filed 1997-03-31
CIK 732485

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
          GENERAL DIVISION COMMON STOCK, PAR VALUE $0.01 ("GGD STOCK")
       TISSUE REPAIR DIVISION COMMON STOCK, $0.01 PAR VALUE ("GTR STOCK")
                           GGD STOCK PURCHASE RIGHTS
                           GTR STOCK PURCHASE RIGHTS

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1997: $2,098,604,234

     Number of shares of the Registrant's GGD Stock outstanding as of March 1, 1997: 75,682,805

     Number of shares of the Registrant's GTR Stock outstanding as of March 1, 1997: 13,188,459

                                   -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1997 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services. These forward-looking statements represent the expectations of Genzyme's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products and services,
(ii) decisions, and the timing of decisions, made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors, and (vii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.   BUSINESS.

INTRODUCTION

     Genzyme is a biotechnology and health care products company engaged in the development of innovative products and services for major unmet medical needs. The Genzyme General Division ("Genzyme General") develops and markets specialty therapeutic, surgical and diagnostic products, pharmaceuticals and genetic diagnostic services. The Company's activities to develop, manufacture and market biological products for the treatment of cartilage damage, severe burns, chronic skin ulcers and neurodegenerative diseases are conducted through the Genzyme Tissue Repair Division ("Genzyme Tissue Repair").

     Genzyme currently has two classes of common stock outstanding: General Division Common Stock ("GGD Stock") and Tissue Repair Division Common Stock ("GTR Stock"). The GGD Stock and the GTR Stock are intended to reflect the value and track the performance of Genzyme General and Genzyme Tissue Repair, respectively. In January 1997, Genzyme signed a merger agreement providing for the merger of PharmaGenics, Inc. ("PharmaGenics"), a company engaged in the research and development of pharmaceuticals for the treatment of cancer, into Genzyme in exchange for shares of a new Genzyme security to be designated Genzyme Molecular Oncology Division Common Stock ("GMO Stock"). The GMO Stock is intended to reflect the value and track the performance of Genzyme Molecular Oncology, a new division proposed by Genzyme to develop and market novel products and services for the diagnosis and treatment of cancer. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events.

     For purposes of financial statement presentation, all of the Company's programs, products, assets and liabilities are allocated to either Genzyme General or Genzyme Tissue Repair. Notwithstanding this allocation, Genzyme continues to hold title to all of the assets and is responsible for all of the liabilities allocated to each of the divisions. Holders of GGD Stock and GTR Stock have no specific claim against the assets attributed to the division whose performance is associated with the class of stock they hold. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions.

     Ceredase(R), Cerezyme(R), InSight(R), Pleur-evac(R), Tevdek(R), Thora-Klex(R), Thyrogen(R) and Vianain(R) are registered trademarks of the Company. CARTICEL(R) is a registered service mark of Genzyme. Contrast(TM), Direct LDL(TM), EndoCABG(TM), HAL-S(TM), MelaPure(TM), N-geneous(TM), Sepracoat(TM), Seprafilm(TM), and Sepragel(TM) are trademarks and Epicel(SM),

Epicel ASAP(SM) and MASDA(SM) are service marks of the Company. NeuroCell(TM)-PD and NeuroCell(TM)-HD are trademarks of Diacrin, Inc. ("Diacrin"). Provisc(R) is a registered trademark of Alcon Laboratories, Inc. ("Alcon"). Pulmozyme(R) is a registered trademark of Genentech, Inc.

GENZYME GENERAL

   OVERVIEW

     Genzyme General's Specialty Therapeutics business unit markets Ceredase(R) enzyme and Cerezyme(R) enzyme, products for the treatment of Gaucher disease. The Company's results of operations are highly dependent on sales of these products which, for 1996, totaled $264.6 million. Other specialty therapeutic products under development include Thyrogen(R) hormone for use in the diagnosis and treatment of thyroid cancer and gene therapy products for the treatment of cystic fibrosis ("CF"), cancer, Gaucher disease and cardiovascular disease.

     Genzyme General's Surgical Products business unit was formed in July 1996 by combining the business of Deknatel Snowden Pencer, Inc. ("DSP"), a privately-held company acquired in July by Genzyme that specializes in the development, manufacture and marketing of cardiovascular devices, precision surgical instruments and specialty surgical products, with Genzyme General's line of biomaterial products based on hyaluronic acid ("HA") for use in limiting the formation of post-operative adhesions (the "Sepra Products").

     Genzyme General's Diagnostic Services business unit ("Genzyme Genetics") applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services to health care providers throughout the U.S. and internationally.

     Genzyme General's Diagnostic Products business unit ("Genzyme Diagnostics") is a primary supplier of diagnostic components (enzymes, substrates, antibodies and antigens), bulk reagents and devices (including infectious disease kits, the Direct LDL(TM) and N-geneous(TM) HDL cholesterol test kits and rapid tests for detection of pregnancy, Strep A and mononucleosis) to manufacturers of clinical diagnostic reagents and kits as well as directly to clinical reference laboratories. Genzyme Diagnostics also manufacturers and sells a broad line of antibody and antigen based ELISA test kits. In addition, Genzyme Diagnostics distributes a broad line of cytokine and apoptosis research products to academic, industrial and governmental laboratories.

     Genzyme General's Pharmaceuticals business unit ("Genzyme Pharmaceuticals") develops, manufactures and sells a range of active drug substances, pharmaceutical intermediates, synthetic phospholipids, peptides and chemicals to the pharmaceutical and health care industries. Genzyme Pharmaceuticals also markets MelaPure(TM) brand melatonin, a dietary supplement.

   RELATED ENTITIES

     GENZYME DEVELOPMENT PARTNERS, L.P. In 1989, Genzyme sponsored Genzyme Development Partners, L.P. ("GDP"), a research and development limited partnership that raised $36.75 million through the private placement of limited partnership interests and warrants to purchase shares of the Company's common stock. A wholly-owned subsidiary of Genzyme is the general partner of GDP and holds a 1% partnership interest therein. The Company entered into a contract with GDP to perform research and development of the Sepra Products for which the Company was reimbursed its costs plus a 10% fee. The program to develop and market the Sepra Products is allocated to Genzyme General.

     All of GDP's capital available to fund development of the Sepra Products was spent by the end of the first quarter of 1994. Additional funds will be required to complete the development and clinical testing of Sepracoat(TM) and Sepragel(TM). While Genzyme is not obligated to fund additional development of the Sepra Products, it has funded such development since the first quarter of 1994 and will continue such funding during 1997.

     Under the terms of the various agreements between GDP and Genzyme, GDP has the exclusive right to sell Seprafilm(TM), Sepracoat(TM), Sepragel(TM), HAL-S(TM) and other HA-based surgical products in the U.S. and Canada through a joint venture with Genzyme (the "Joint Venture"). Genzyme was granted back an exclusive license to sell these products outside the U.S. and Canada subject to a royalty on European sales of these products under certain circumstances.

     The Joint Venture was formed in 1989 for the purpose of manufacturing and marketing GDP's products and commenced operations in 1996 following approval in August by the U.S. Food and Drug Administration (the "FDA") to market Seprafilm(TM) in the U.S. (the "Business Commencement Date"). Under the agreement between GDP and Genzyme governing the Joint Venture (the "Joint Venture Agreement"), GDP has contributed to the Joint Venture the use of its technology and $200,000, and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products. The cost of Sepra Products purchased by the Joint Venture from Genzyme is determined pursuant to a formula in the Joint Venture Agreement.

     The Joint Venture Agreement calls for GDP and Genzyme to determine, following the Business Commencement Date, the allocation of profits and losses between the parties and the level of reimbursement to Genzyme for providing general and administrative services to the Joint Venture.

     In March 1997, GDP and Genzyme amended and restated the Joint Venture Agreement (as so amended and restated, the "Amended and Restated Joint Venture Agreement") to address matters the original Joint Venture Agreement provided were to be agreed upon on or about the Business Commencement Date and to address certain other matters. The Amended and Restated Joint Venture Agreement is retroactive to August 17, 1996, the date of the first commercial sale of Seprafilm(TM), and provides that:

        (1) losses generated by the Joint Venture are allocated (a) the first $200,000 to GDP and then (b) 40% to GDP and 60% to Genzyme, provided however, that to the extent a loss allocated to GDP would, pursuant to the terms of GDP partnership agreement, be allocated to the general partner rather than the limited partners, such loss is allocated 100% to Genzyme; and

        (2) profits are allocated (a) the first $5.6 million to GDP, (b) the next $8.4 million to Genzyme and (c) thereafter, 40% to GDP and 60% to Genzyme.

     The Amended and Restated Joint Venture Agreement also provides that Genzyme will receive no reimbursement for the general and administrative services it provides to the Joint Venture until the first year in which the Joint Venture is projected to generate revenues in excess of $25 million at which time, Genzyme will receive a quarterly commission equal to 10% of the Joint Venture's revenues for such quarter. In connection with arriving at agreement on the foregoing matters, the parties also agreed to amend the Joint Venture Agreement to provide GDP with enhanced oversight mechanisms, including an audit right, and to eliminate Genzyme's unilateral right to withdraw from the Joint Venture.

     In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") with Genzyme whereby Genzyme will act as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme is selling the applicable products to the end user less a distributor's discount (subject to a minimum purchase price) and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the proposed Marketing and Distribution Agreement are intended to be substantially similar to those applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor. At the request of a special committee of directors of the general partner consisting of the two directors who are not affiliated with Genzyme, Genzyme also entered into a tax indemnification agreement (the "Tax Indemnification Agreement") with GDP in which Genzyme agreed, subject to certain limitations, to indemnify the limited partners against loss of the benefits of certain research and development deductions certain limited partners have taken (net of potential tax savings due to any resultant higher tax basis in the limited partnership interests). The Tax Indemnification Agreement can be waived by GDP in connection with a purchase of GDP by Genzyme.


                                       2A

     The Joint Venture will be dissolved (a) upon purchase by Genzyme of all of the limited partnership interests (as described below), (b) if Genzyme does not exercise its option to purchase the limited partnership interests (i) upon the sale, license or other disposition of all or a substantial part of its technology by GDP or (ii) upon 90 days' notice by either venturer at any time after the expiration of a one-year period commencing after the option to purchase the limited partnership interests expires, whichever shall first occur,
(c) by operation of law, (d) upon the bankruptcy, retirement, withdrawal or dissolution of Genzyme, (e) upon mutual consent of Genzyme and GDP or (f) upon the election by GDP if Genzyme fails to establish to the satisfaction of GDP that it is capable of and has undertaken to manufacture the Joint Venture's requirements for the products for a specified period.

     Genzyme has the option to buy all of the limited partnership interests in GDP for an initial payment of either cash or GGD Stock or a combination thereof, at its option, equal to $25.7 million (which amount will be recovered by Genzyme as a credit against subsequent royalty payments) and quarterly royalty payments for a period of ten years after the buy-out date equal to 10% of product sales in the U.S. and Canada (and 6% of such sales in Europe, but only to the extent necessary to meet certain projections made in connection with the initial capitalization of GDP) and 5% of any revenues derived by Genzyme from sales in the U.S. and Canada (and 3% in Europe, but only in the instances cited above) of non-HA-based products that are competitive with GDP's products. The option to purchase all of the limited partnership interests is exercisable during a 90-day period commencing on August 31, 2001, but such commencement date will be accelerated under certain circumstances.

     GENZYME TRANSGENICS CORPORATION. In February 1993, Genzyme formed Genzyme Transgenics Corporation ("GTC") and transferred to it all assets and liabilities of its business in the field of transgenic technology as applied to the development and production of recombinant proteins for therapeutic and diagnostic uses in exchange for shares of GTC's stock. In addition, Genzyme exclusively licensed to GTC all patents, licenses and other intellectual property in the field (excluding that related to a CF-related protein). As of December 31, 1996, Genzyme owned approximately 43% of GTC.

     In March 1996, Genzyme and GTC entered into a Convertible Debt and Development Funding Agreement under which (i) Genzyme has made available to GTC a $10 million credit line of 7% debt payable on March 31, 1998 and convertible by either party into shares of GTC common stock, (ii) Genzyme has agreed to fund the development costs associated with transgenic recombinant antithrombin III ("ATIII"), and (iii) in exchange for funding such development costs and for making available the credit line, Genzyme has received the right to co-market ATIII with GTC throughout the world, other than Asia. The agreement to fund the ATIII program was due to expire on March 31, 1997. The parties have agreed to extend the agreement until June 30, 1997 and are negotiating an agreement to provide for long-term development of the AT-III program. There can be no assurance that Genzyme and GTC will reach a definitive agreement to provide for such development and, if no agreement is reached, Genzyme's co-marketing rights will terminate.

     Under other contractual arrangements between Genzyme and GTC, Genzyme General may engage GTC to perform transgenic research and development on proteins of interest to Genzyme. GTC has contracted with Genzyme for purification and protein chemistry research and development services to be performed by Genzyme General. Genzyme leases laboratory and office space to GTC and provides it with certain administrative and support services for which GTC pays fees based on Genzyme's costs.

     NEOZYME II CORPORATION. Neozyme II Corporation ("Neozyme II") was formed in March 1992 to contract with Genzyme to conduct research, development and clinical testing of biotherapeutic products for the treatment of CF. In May 1992, Genzyme and Neozyme II completed an initial public offering of units which resulted in gross proceeds to Neozyme II of approximately $84.5 million. On October 28, 1996, Genzyme completed a tender offer for the outstanding units of Neozyme II for $45 per unit in cash in which 98.8% of the units were tendered and accepted for payment at an aggregate purchase price of $107.4 million. Each unit consisted of one share of callable common stock of Neozyme II ("Callable Common Stock") and one warrant to purchase two shares of GGD Stock and .135 share of GTR Stock. On December 6, 1996, Neozyme II was merged with a subsidiary of Genzyme and the remaining outstanding shares of Callable Common Stock were cancelled and converted into the right to receive $29.00 per share in cash. The Callable Warrants included in the untendered units separated from the shares of Callable Common Stock converted in the merger and became exercisable on December 6, 1996.

   SPECIALTY THERAPEUTICS

     Genzyme General's strategy is to use its technological strengths, particularly its ability to modify and produce DNA and proteins and its expertise in fermentation, carbohydrate engineering and gene therapy, to develop safe and effective therapeutic products to address major unmet medical needs. Genzyme General is currently selling Ceredase(R) enzyme and Cerezyme(R) enzyme and has several therapeutic products in various stages of the research, development, clinical testing and regulatory review processes. There can be no assurance that any of the products under development will be successfully completed or that FDA approval of any of these product will be obtained.

   SPECIALTY THERAPEUTICS PRODUCT PORTFOLIO

=============================================================================================================
                                                                                          Partners and
Product/Program               Indication/Application        Status(1)                     Collaborators
---------------               ----------------------        ---------                     -------------
Ceredase(R) enzyme/           Treatment of Gaucher           Commercial sales
Cerezyme(R) enzyme            disease
-------------------------------------------------------------------------------------------------------------

Thyrogen(R) recombinant       Diagnosis and treatment       Phase III clinical trial
human thyroid stimulating     of thyroid cancer
hormone                       metastases
-------------------------------------------------------------------------------------------------------------

Transgenic antithrombin       Control of blood clotting     Phase I/II clinical trial     Genzyme Transgenics
III                           during coronary artery                                      Corporation
                              bypass surgery
-------------------------------------------------------------------------------------------------------------

Gene therapy

     CFTR/adenovirus          Cystic fibrosis               Pilot clinical study
     vector

     CFTR/lipid vector        Cystic fibrosis               Pilot clinical study

     MART 1/adenovirus        Metastatic malignant          Pilot clinical study          National Cancer Institute
     vector                   melanoma

     gp100/adenovirus         Metastatic malignant          Pilot clinical study          National Cancer Institute
     vector                   melanoma



                                                                                          Partners and
Product/Program               Indication/Application        Status(1)                     Collaborators
---------------               ----------------------        ---------                     -------------
     Ex vivo stem             Gaucher disease               Pilot clinical study          University of Pittsburgh,
     cells/retrovirus                                                                     IntroGene B.V.
     vector

     Various proprietary      Cardiovascular disease        Research                      Duke University,
     vectors for gene                                                                     University of California
     therapy                                                                                     at San Diego
-------------------------------------------------------------------------------------------------------------------

[alpha]-galactosidase         Fabry disease                 Preclinical development
-------------------------------------------------------------------------------------------------------------------

Prolactin                     Maintenance of immune         Preclinical development
                              system function
-------------------------------------------------------------------------------------------------------------------

Chitinase                     Anti-fungal agent             Preclinical development
-------------------------------------------------------------------------------------------------------------------

(1)  Research status indicates work up to and including small scale production of the targeted product. Preclinical development status includes work done to increase yields and standardize manufacturing processes and studies in animals to support an application to the FDA to commence clinical testing in humans. Human clinical trials for products classified by the FDA as "drugs" or "biologics" are generally conducted in three phases: Phase I, to determine safety and pharmacokinetics in healthy subjects; Phase II, to provide preliminary evidence of efficacy in the patient population targeted by the product; and Phase III, sometimes referred to as pivotal trials, to provide data for proof of safety and effectiveness. Pilot clinical studies are clinical trials for novel therapies, such as gene therapies, where the product is initially tested in the patient population targeted by the product for safety, pharmacokinetics and preliminary evidence of efficacy. Following completion of the pivotal clinical studies, an application for marketing approval of a new drug (an "NDA") or licensure of a biological product (a "PLA") is submitted to the FDA.

===================================================================================================================



     CEREDASE(R) ENZYME (ALGLUCERASE INJECTION) AND CEREZYME(R) ENZYME (IMIGLUCERASE INJECTION). Treatment with Ceredase(R) enzyme or Cerezyme(R) enzyme replacement therapy currently represents the only safe and effective treatment for Gaucher disease, a seriously debilitating, sometimes fatal genetic disorder caused by a deficiency in an important enzyme in the body called glucocerebrosidase ("GCR"). This deficiency results in the accumulation of the lipid glucocerebroside in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, bone and joint pain, fatigue and orthopedic complications such as repeated fractures and bone erosion. Ceredase(R) enzyme is a modified form of human GCR in which glycoprotein remodeling technology has been used to target GCR to the cells where the lipid accumulation occurs. Cerezyme(R) enzyme is a recombinant form of GCR which has been remodeled in a similar manner.

     Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the 5,000 Gaucher patients Genzyme General believes exist worldwide. Currently, approximately one-third of these patients are receiving treatment. Ceredase(R) enzyme and Cerezyme(R) enzyme, together, are available in approximately 50 countries worldwide. Ceredase(R) enzyme has received marketing approval in 14 countries, most recently Japan and Belgium, with applications pending in two other countries. Genzyme is the first biotechnology company to obtain drug approval in Japan without a partner. Cerezyme(R) enzyme has received marketing approval in four countries, most recently in Canada and Portugal, with applications pending in the European Union and other countries.

     Genzyme General produces Ceredase(R) enzyme from an extract of human placental tissue supplied by Pasteur Merieux, a French company that is the only significant commercial source of this material. The current supply available is not sufficient to produce enough Ceredase(R) enzyme to supply all present patients. To address supply constraints, Genzyme developed Cerezyme(R) enzyme. In October of 1996, Genzyme General received FDA approval to manufacture Cerezyme(R) enzyme in a new, large-scale manufacturing plant located in Boston, Massachusetts. Once an uninterrupted supply of Cerezyme(R) enzyme can be produced by the new plant, patients receiving Ceredase(R) enzyme will be converted to Cerezyme(R) enzyme. Genzyme General will be required to continue manufacturing Ceredase(R) enzyme until the process of patient conversions is completed, which is expected to occur during the fourth quarter of 1998. Any disruption in the supply or manufacturing process of Ceredase(R) enzyme during the conversion period or in the supply or manufacturing process of Cerezyme(R) enzyme may have a material adverse effect on revenue.

     THYROGEN(R) HORMONE. Genzyme General is developing Thyrogen(R) hormone, a recombinant form of human thyroid stimulating hormone, for use as an adjunct to the approximately 100,000 to 200,000 diagnostic and therapeutic procedures undertaken each year to detect and treat metastases of thyroid cancer. Genzyme General believes that the administration of Thyrogen(R) hormone may increase the effectiveness and result in fewer adverse side effects for patients undergoing current standard medical procedures for thyroid cancer.

     Thyrogen(R) hormone was demonstrated to be safe and effective in stimulating the uptake of radioiodine for whole body scanning in a 1992 Phase I/II clinical study. A Phase III multi-center clinical study completed late in 1993 provided evidence that the use of Thyrogen(R) hormone prior to diagnostic scanning greatly improved the quality of life in 94% of thyroid cancer patients tested and was effective in producing scans that were as good as or better than conventional scans in 86% of those patients. To confirm the results of this study, Genzyme General is conducting a second Phase III study, results from which are expected to be available in mid-1997. If the current study confirms the prior results, marketing applications are expected to be filed by the end of 1997 in the U.S. and Europe and by early 1998 in Canada. Following its NDA filing, Genzyme plans to make Thyrogen(R) hormone available to patients in the U.S. who meet certain criteria under a treatment IND that allows Genzyme to gather additional information regarding use of the product while recovering appropriate costs of the product and the treatment.

     TRANSGENIC ANTITHROMBIN III. ATIII is a human blood protein that acts as an anticoagulant. Depressed levels of ATIII can lead to increased risk of thrombosis (clotting) in patients with either hereditary ATIII deficiency or an acquired ATIII deficiency often associated with multiple disease states, such as sepsis, various surgeries, multiple trauma and liver disease.

     Natural ATIII derived from donated human plasma currently is sold worldwide for multiple indications. GTC is developing a transgenic source for ATIII to address anticipated growth in the market to treat ATIII deficiency by protein replacement therapy. Genzyme General and GTC believe that current sources of plasma derived ATIII will be inadequate to address this growth. In combination with Tufts University School of Veterinary Medicine and SMI Genzyme Limited, a joint venture between GTC and Sumitomo Metal Industries, Ltd., GTC has developed a herd of transgenic goats at its production facility in central Massachusetts that produce active recombinant ATIII.

     In October 1996, GTC announced that the results of a Phase I trial conducted in the United Kingdom showed transgenic ATIII was well tolerated in healthy subjects. In December 1996, GTC commenced a Phase I/II clinical trial of transgenic ATIII in the U.S.. In this trial, the product will be administered to 27 patients undergoing coronary artery bypass grafting in a dose-escalating study to determine the safety of transgenic ATIII in this patient population. GTC expects to complete the trial during the first half of 1997. Genzyme General is funding the development of transgenic ATIII pursuant to an agreement with GTC under which Genzyme General has obtained co-marketing rights for the product outside of Asia. See "Related Entities -- Genzyme Transgenics Corporation."

     GENE THERAPY

     OVERVIEW. Gene therapy is an innovative technology being developed by Genzyme General to treat CF, cancer, Gaucher disease and cardiovascular disease. Gene therapy involves the delivery of a gene responsible for production of a particular protein of interest into cells of a patient in order to trigger the cell to produce the encoded protein for some therapeutic purpose.

     Genzyme General's gene therapy research began in 1991 as part of its efforts to develop novel treatments for CF on behalf of Neozyme I Corporation ("Neozyme I"). Genzyme acquired the CF program from Neozyme I and transferred it to Neozyme II in 1992. Genzyme acquired Neozyme II in October 1996. See "Business-- Related Entities." Since 1991, Genzyme General has expended over $60 million in gene therapy research and has established a broad proprietary core technology base that includes gene delivery systems, in vitro and in vivo model systems, production capabilities and a dedicated clinical and regulatory staff.

     Because of the innovative nature of gene therapy and public policy issues surrounding the insertion of new genetic information into cells, Genzyme General expects that early clinical evaluation will continue to entail especially careful testing in a limited number of patients. Genzyme General is currently conducting pilot clinical studies of gene therapy products. The timing and results of these initial studies will determine whether and when pivotal trials to determine safety and effectiveness will be undertaken. These pivotal trials may involve large groups of patients for lengthy periods of time in order to address the uncertainties surrounding insertion of new genetic information into humans and to show clinical effectiveness in the treatment of a progressive disease.

     CYSTIC FIBROSIS. CF is the most common fatal genetic disease affecting the Caucasian population. Approximately one in every 2,500 infants in the U.S. is born with the disease and there currently are approximately 30,000 cystic fibrosis patients in North America. CF is caused by a mutation in the gene responsible for determining the molecular structure of a protein called cystic fibrosis transmembrane conductance regulator ("CFTR"). Although improvements have been made over the last 20 years in alleviating certain symptoms of the disease and delaying its progress, the underlying disease remains untreated and patients have an average life expectancy of only 29 years.

     Genzyme General's work has concentrated on a gene therapy approach to correct the basic defect in CF cells whereby the mutant genes are augmented with genes that would enable the patient's cells to produce normal CFTR protein. Genzyme General's scientists have demonstrated that the defective ion transport mechanism present in airway cells taken from CF patients can be corrected in vitro by the insertion of normal CFTR genes into the cells. The techniques for inserting genetic material into cells outside the body are not expected to be useful in gene therapy for CF, however, because there is no practical way to remove, treat and implant the treated cells in the airways of CF patients. For this reason, Genzyme General's proposed gene therapy product will likely need to be administered directly to the airways of the lung. Genzyme General also believes that its gene therapy product would need to be readministered periodically as the transferred gene ceases to function or is lost and as the treated cells naturally die and are replaced.

          Viral Vectors. In 1993, Genzyme General and collaborators at the University of Iowa conducted a small study in CF patients using an adenovirus-gene product administered to nasal epithelium. Results collected from the study showed that it is possible to correct the biochemical defect in CF cells in nasal epithelium in vivo. The study results, published in October 1993, were the first published report of a successful gene transfer in CF patients and the first successful application of an adenovirus vector in gene therapy. In a 1995 publication reporting the results of a similar study, however, researchers from the University of North Carolina questioned the efficacy of gene transfer using adenovirus. In addition, data from a study involving repeat administration of Genzyme's second generation adenovirus vector to the nasal epithelium of CF patients showed that, although the virus appeared safe, a complex immune response to the adenovirus was measured in almost all patients. This and other data obtained in animals and submitted for publication in 1995 suggest that immune response may limit the efficacy of repeat dose therapy with adenovirus.

     During the fourth quarter of 1994, Genzyme General received Recombinant DNA Advisory Committee ("RAC") approval and submitted a protocol to the FDA for a two part safety study involving administration of its second generation adenovirus vector to the lungs of up to 40 CF patients via bronchoscope and aerosol. Bronchoscopic administration commenced in the first quarter of 1995, and aerosol administration commenced in September 1995. Additionally, in September 1995, Genzyme switched to the use of a third-generation adenovirus vector with an improved safety profile as part of this same study. The study is currently ongoing.

     In parallel with these clinical studies, Genzyme General is conducting extensive research into proving the safety and efficacy of adenovirus. Particular emphasis is being placed on immunology, since it now appears that new vectors or methods need to be developed so as to reduce the patient's immune response and to increase the efficacy of adenovirus vectors. Such improvements may be necessary in order for adenovirus vectors to be clinically useful in chronic therapy.

          Non-Viral Vectors. In addition to pursuing adenovirus and other viral vectors, Genzyme General is developing lipid-DNA complexes as vectors for gene therapy. Genzyme General believes that lipid-based vectors may offer advantages due to their reduced immunogenicity and ease of manufacture relative to viral vectors. Genzyme General has synthesized, evaluated and filed patent applications on numerous new lipids. Several of these have shown significantly greater activity in vivo than commercially available lipids. To augment its internal efforts, Genzyme has entered into arrangements with third parties to gain access to non-viral gene delivery technologies. To date, the most significant such arrangement is an exclusive license agreement with Vical, Inc. executed in October 1996 for Vical's cytofectins for use as non-viral gene delivery vectors for treating CF. The plasmid expression system containing the DNA also affects expression efficiency, and Genzyme General has designed various new plasmid constructs to enhance expression. Although substantial progress has been made in both lipid and plasmid constructs, currently the optimal formulation of the best lipid-DNA complex is still less efficient than adenovirus as measured in single dose in vivo experiments.

     In December 1993, a Genzyme General collaborator received RAC approval for a CF nasal protocol utilizing a lipid-DNA complex containing DMRIE, one of Vical's proprietary cytofectins. This study commenced in September 1995 and is currently ongoing. In December 1994, Genzyme General also initiated a collaboration with a British academic group for purposes of further studying Genzyme General's proprietary lipid-DNA complexes.

     In December 1995, Genzyme General submitted an IND to the FDA for a nasal study using a proprietary lipid-DNA complex developed by Genzyme General. The study was initiated in January 1996 by Genzyme and its collaborators at the University of Iowa and completed in the second quarter of 1996. The study entailed the administration of the lipid-DNA complex to one nostril of nine CF patients and administration of the DNA plasmid alone to the patients' other nostril as a control. Although the results showed that the lipid-DNA compound was well tolerated, they did not demonstrate the lipid-DNA compound to be superior to the plasmid DNA in improving ion exchange across the cell membrane.

     Also in the second quarter of 1996, Genzyme General completed a safety study in which the lipid alone was delivered in aerosol form to the lungs of 15 non-CF volunteers. The study showed that aerosolized delivery of the lipid to the lung was well tolerated. Based on these results, a pilot study involving aerosol administration of a lipid- DNA complex to the lungs of CF patients was initiated in the fourth quarter in the United Kingdom. This study is ongoing.

     CANCER. There are currently several approaches that can be taken to treat cancer using gene therapy. Some of these approaches are limited by the inability of current gene delivery technology to affect every cell in a tissue. To address these limitations, Genzyme General has focused on two approaches that it believes may be effective with the current generation of gene delivery vehicles: immunotherapy and cytotoxic or "suicide" genes. Genzyme General believes that combinatorial strategies employing two or more gene therapy approaches, or a gene therapy approach with traditional chemotherapeutic or radiological therapy, will be useful in treating aggressive forms of the disease, particularly metastatic cancer.

          Immunotherapy - MART-1 and gp100 for Melanoma. Melanoma is a cancer of the skin affecting melanocytes, the normal cells that color the skin, and is commonly associated with overexposure to the sun. Melanoma is far more serious than other types of skin cancer, accounting for three quarters of all deaths from skin cancer despite representing only 5% of all such cases. The incidence of melanoma is increasing at a faster rate than that of any other type of cancer in the U.S. Over 38,000 new cases of melanoma will be diagnosed and more than 7,000 deaths from this disease are projected to occur in the U.S. during 1997. Worldwide, incidence of melanoma is estimated to be 90,000 new cases per year.

     Genzyme General's melanoma gene therapy program has centered on the delivery of the MART-1 and gp100 genes to dendritic cells to elicit systemic anti-melanoma T cell responses. Under a Collaborative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), Genzyme General has constructed, in conjunction with Dr. Steven Rosenberg at the NCI, adenoviral vectors incorporating the MART-1 or gp100 tumor antigen genes. In vitro studies have demonstrated that cells which do not express either tumor antigen become targets for destruction by antigen specific T cells following infection with an adenovirus incorporating the appropriate tumor antigen genes. Subsequent preclinical animal studies at the NCI demonstrated that: (i) prior immunization with an adenovirus incorporating the gp100 tumor antigen gene can provide protection against melanoma cells; (ii) adoptive transfer of spleen cells derived from animals immunized with the adenovirus carrying the gene incorporating gp100 can confer protection against melanoma tumor cells, suggesting that the virus is indeed able to elicit T cell response and (iii) immunization with the gp100 virus can dramatically reduce the number of lung metastases in a model of established melanoma particularly when co-administered with interleukin-2, a T cell growth factor.

     These promising preclinical results led to the initiation of two pilot clinical studies, designed by Dr. Rosenberg and which are currently underway at the NCI. In these studies, adenovirus vectors carrying either the MART-1 (Ad2/MART-1) or gp100 (Ad2/gp100) gene are being evaluated for safety, immunologic reactivity and potential therapeutic effect when administered alone or in conjunction with recombinant interleukin-2. Patients in these studies have metastatic melanoma and have not received alternative therapies during the four weeks prior to administration.

     Preliminary results from these studies indicate that the adenoviral vectors are safe and well tolerated, and that a small but significant number of the 34 patients immunized with Ad2/MART-1 have shown significant tumor regression following administration of the adenovirus. Clinical evaluation is in process to determine whether immunization with the adenoviral vector leads to the generation of an anti-melanoma antigen specific cytotoxic T cell response. Data gathered from these studies should enable Genzyme General to identify baseline clinical parameters that correlate with a favorable response to the vaccine and establish patient inclusion criteria for a Phase II clinical trial. Genzyme General has the option to license the MART-1 and gp100 genes from the NCI for use in adenoviral gene therapy for melanoma.

          Suicide Gene Therapy for Liver Cancer. Approximately 18,000 new cases of primary liver cancer are diagnosed in the U.S. each year, and the disease accounts for approximately 14,000 deaths in the U.S. annually. The annual number of deaths worldwide from liver cancer is estimated to exceed 250,000, with the five-year survival rate for localized liver cancer being only 15%. If detected at an early stage, surgical removal (resection) of the affected portion of the liver is possible, but diagnosis usually occurs too late for this treatment to be of benefit. The median survival for patients with non-resectable liver cancer is about six months.

     Genzyme General is collaborating with Dr. Jack Wands at Massachusetts General Hospital on the development of gene therapies to treat liver cancer. Dr. Wands has developed proprietary antibodies that can be utilized to target the delivery of a gene therapy vector to hepatocellular carcinoma ("HCC") cells. Genzyme General and Dr. Wards are also exploring the use of antibody targeted vectors to deliver suicide genes to HCC cells. Genzyme General has an option to license Dr. Ward's technology for gene therapy of HCC.

     GAUCHER DISEASE. Genzyme General is collaborating with the University of Pittsburgh and IntroGene, B.V., in the development of a hematopoietic stem cell gene therapy for Gaucher disease. A pilot clinical study is in process at the University of Pittsburgh to determine the safety of an ex vivo retroviral vector approach. Two patients have completed the treatment protocol to date. Both of the treated patients have detectable levels of circulating GCR enzyme activity. The study is currently ongoing.

     CARDIOVASCULAR DISEASE. In December 1996, Genzyme General entered into collaborations with scientists at Duke University and the University of California, San Diego ("UCSD"), to develop gene therapies for congestive heart failure, vein graft failure, and restenosis. Additionally, through its collaboration with UCSD, Genzyme General will be developing a gene therapy application to protect heart tissue from oxygen damage that can occur during various types of cardiac procedures. Each collaboration calls for Genzyme General to provide vectors and research funding to support pre-clinical research by the academic collaborator and future clinical trials in exchange for rights to any products resulting from the collaboration.

Other Specialty Therapeutics

     [ALPHA]-GAL. Genzyme General is developing a recombinant form of the human enzyme [alpha]-galactosidase ("[alpha]-Gal") as a treatment for Fabry disease, a usually fatal inherited disorder of lipid metabolism estimated to afflict between 2,000 and 4,000 people worldwide. Fabry disease patients experience clinical symptoms which include pain, numbness, cardiac disease, cerebrovascular complications and deterioration of kidney function; death general occurs between 40 and 50 years of age. There is no known treatment for the underlying disease and current medical practice involves pain management and kidney dialysis and/or transplantation to reduce symptoms.

     Genzyme General believes that protein replacement therapy is a rational approach to the treatment of Fabry disease. To date, it has successfully produced the recombinant [alpha]-Gal enzyme in mammalian cells and has shown it can reduce lipid levels in the plasma and tissues of a Fabry mouse model. The development program is currently focused on producing sufficient quantities of enzyme for pilot clinical studies, which are expected to begin in late 1997 or early 1998.

     PROLACTIN. Genzyme General is developing a recombinant form of the human hormone prolactin for use as an immune stimulant. Prolactin acts as a cytokine on a broad array of immune cell types including lymphocytes, macrophages, bone marrow and natural killer cells. Potential clinical applications include immunologic/hematopoietic reconstitution for myelosuppressed and immunocompromised patient populations and as a vaccine adjuvant.

     To date, Genzyme General has demonstrated the utility of prolactin in several in vitro and in vivo models and has produced sufficient quantities of prolactin from mammalian cells to begin pilot clinical studies. Its development program is currently focused on initiating a Phase I safety/pharmacokinetic study in the second half of 1997 and identifying a lead clinical indication for evaluation in 1998.

     CHITINASE. Genzyme General is evaluating recombinant human chitinase as a therapeutic agent for treating systemic fungal infections. These types of infections are often observed in immunosuppressed individuals such as patients with AIDS.

     Fungi contain the polysaccharide chitin as a component in their cell walls. It is believed that chitinase, a chitin degrading enzyme produced by human macrophages, may normally play a role in fighting fungal infections. It is believed that by augmenting chitinase levels systemically, it may be possible to significantly enhance the body's capacity to eliminate these type of microbial infections in immunosuppressed patients. Current therapies for fighting fungal infections such as amphotericin B are moderately effective but exhibit significant dose-limiting toxicities. The U.S. market size for a new safe and effective anti-fungal agent is estimated to be between $250 million and $500 million per year.

     Genzyme General has produced recombinant human chitinase in a mammalian expression system, purified significant quantities of the protein and is in the process of screening its antifungal activity in a number of different well characterized cell culture and animal model systems. Data from these studies are expected to be available in fourth quarter of 1997.


   SURGICAL PRODUCTS

     The Surgical Products business unit develops, manufactures and markets four principal product lines: the Sepra Products, cardiovascular fluid management systems (chest drainage and autotransfusion systems), surgical closure systems (sutures and needles) and surgical instruments (cardiovascular punches and other cardiovascular, plastic surgery, endoscopic and general instruments). The fluid management, closure, and instrument product lines were acquired in 1996 through Genzyme's acquisition of DSP. DSP employs a 110-person sales force, 60 of which are located in the U.S., to market products directly to cardiac, general, gynecologic, colon and rectal surgeons and hospital purchasing departments throughout the U.S. and Europe. Genzyme General plans to increase the number of DSP sales representatives in the U.S. to 100 by the end of 1997.

     SEPRA PRODUCTS. Genzyme General is developing and selling the Sepra Products to be used during surgical procedures to limit the formation of postoperative adhesions. Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility and pain following gynecological surgery and restricted limb motion following musculoskeletal surgery. Adhesions that form as a result of cardiac surgery can increase the complexity, duration and risk of subsequent cardiac surgery.

     The Sepra Products portfolio is comprised of the following products:

          * SEPRAFILM(TM) BIORESORBABLE MEMBRANE is a solid formulation of modified HA and is used to separate and protect tissues and organs that have been damaged by surgery. The membrane is designed to last several days in the body.

          * SEPRACOAT(TM) COATING SOLUTION is a liquid formulation of HA that, when used to coat tissues and organ surfaces at the start of and throughout surgical procedures, forms a temporary physical barrier that may protect tissues during surgery.

          * SEPRAGEL(TM) BIORESORBABLE GEL is a highly viscous gel form of modified HA and is intended to be used to separate and protect tissues and organs that have been damaged by surgery. Sepragel(TM) is intended to be used in laparoscopic procedures and on tissue surfaces that are inaccessible to Seprafilm(TM). Similar to Seprafilm(TM), the gel is designed to last several days in the body.

     The programs to develop the Sepra Products achieved a number of significant milestones in 1996. During the third quarter of 1996, the FDA granted approval to market Seprafilm(TM) in any open abdominal or pelvic surgery. On behalf of the Joint Venture with GDP, Genzyme General launched Seprafilm(TM) broadly in the U.S. during the fourth quarter through the DSP sales force. The U.S. sales force is focusing its efforts on the top 1,000 hospitals that perform 80% of the targeted procedures for Seprafilm(TM) and the chiefs of surgery at key institutions and the clinical investigator group and their associates who are familiar with the product. Genzyme General believes the market opportunity for Seprafilm(TM) in the U.S. comprises an estimated 3.1 million surgeries annually:
1.8 million open abdominal and 1.3 million open pelvic procedures that carry a risk of postoperative adhesion-related complications. At the end of February in the U.S., 476 hospitals had purchased Seprafilm(TM), an increase of 37 percent from the end of December, and the reorder rate for the product had increased to 39 percent. Revenues from Seprafilm(TM) sales during 1996 were not material.

     In February 1996, Seprafilm(TM) was granted the Approval of Conformity Certificate (the "CE Mark") in accordance with the European Medical Devices Directive. The CE Mark signifies that a product meets quality standards necessary for marketing in the 18 countries of the European Union and the European Economic Area. Genzyme General launched Seprafilm(TM) in Europe during the second quarter of 1996. Genzyme General believes the number of open abdominal and open pelvic procedures that carry a risk of postoperative adhesion-related complications in Europe is approximately 2 million surgeries per year. In February 1997, Genzyme signed an agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken"), Tokyo, to market the Sepra Products in Japan. Under the terms of this agreement, Kaken was granted co-marketing rights for Seprafilm(TM) and Sepracoat(TM) in Japan in exchange for a distribution rights fee and milestone payments to Genzyme. Kaken was also granted an option to acquire co-marketing rights to Sepragel(TM) in Japan. Genzyme and Kaken will share equally in the profits of all Sepra Products sold by Kaken.

     In January 1996, Genzyme filed a PMA to market Sepracoat(TM) for use in abdominal, pelvic and cardio-thoracic surgical procedures. In February 1997, the FDA notified Genzyme that an advisory panel meeting will be held on May 5, 1997 to review the PMA for Sepracoat(TM). The advisory panel will make a recommendation to the FDA regarding approval of the PMA. The panel's recommendation will be considered in the FDA's final review of the PMA, but is not binding on the FDA. Sepracoat(TM) was also granted the CE Mark in 1996 and Genzyme General initiated marketing efforts for Sepracoat(TM) in Europe during the fourth quarter of 1996. Sepracoat(TM) is being marketed in Denmark, France, German, Italy, the Netherlands, Sweden and the United Kingdom as a complement to Seprafilm(TM).

     During the third quarter, Genzyme General received an IDE from the FDA for Sepragel(TM) and commenced Phase I/II studies of the product for use in abdominal and gynecological procedures.

     A clinical trial for HAL-S(TM) synovial fluid replacement was completed in November 1995. HAL-S(TM) is a liquid formulation of HA intended to be used during arthroscopic surgery to maintain normal joint function and reduce pain and inflammation following surgery. The study evaluated patients undergoing arthroscopic surgery for repair of meniscal tears, a type of knee damage. The data from the study showed some improvement in the rehabilitation rate of patients that received HAL-S(TM). In light of the relatively modest improvement and small potential market size, however, further development of HAL-S(TM) has been suspended.

     Genzyme General believes that successful initial market penetration and subsequent maintenance of market share for Seprafilm(TM) and Sepracoat(TM) require a specialized hospital-based sales force and has deployed the DSP sales force to accelerate the market introduction of these products in the U.S. and Europe. Substantial additional efforts to educate surgeons and hospital administrators as to the benefits of these products will be required, however, in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that Genzyme General will be successful in its efforts to implement a commercialization strategy for the Sepra Products.

     Funding for the development of the Sepra Products has been provided by GDP, which has the exclusive right to commercialize these products in the U.S. and Canada through the Joint Venture. GDP also has the right to a royalty on the Genzyme General's European sales of these products under certain circumstances. Since the first quarter of 1994, Genzyme General has funded development of the Sepra Products on behalf of GDP on an annual basis and is continuing such funding during 1997. See "Related Entities--GDP."

     CARDIOVASCULAR FLUID MANAGEMENT SYSTEMS. This product line consists primarily of self-contained, disposable chest drainage devices used to drain blood from the chest cavity following open heart surgery, other surgical procedures and trauma. If the chest cavity is not properly drained, the patient may suffer collapsed lungs, which often results in death. In 1967, DSP introduced the first self-contained, disposable chest drainage unit, Pleur-evac(R), which quickly became the market leader in chest drainage devices, a position it still holds today. DSP also sells autotransfusion devices that allow the collection of blood shed by the patient and its reinfusion postoperatively, thus eliminating the risks associated with blood transfusions. In December 1995, DSP acquired a line of dry suction- controlled chest drainage and autotransfusion devices sold under the Thora-Klex(R) brand name. These products offer certain advantages over the existing systems sold by DSP and command higher per unit prices.

     SURGICAL CLOSURE SYSTEMS. Surgical sutures, which are sold in packs consisting of suture/needle combinations, are DSP's oldest product line. DSP developed Tevdek(R) surgical sutures in 1950, the first coated Dacron-based suture, followed by Silky Polydek, a softer, easier to handle and tie suture. DSP emphasizes high quality specialty sutures for cardiovascular and plastic surgery, utilizing special materials, advanced metallurgy and packaging innovations. Approximately 50% of DSP's U.S. sales are attributable to high margin "specials" in which individual surgeons order nonstandard products and customized suture/needle combinations for specific procedures.

     SURGICAL INSTRUMENTS. DSP sells cardiovascular punches, which are used during coronary artery bypass surgery to make cleanly cut holes, and hand-held, reusable instruments such as needleholders, scissors, forceps, graspers, dissectors and retractors. DSP's instruments are used in cardiovascular, plastic, endoscopic and general surgery and are sold directly to the surgeon, the key decision maker on purchases of specialty instruments.

     In January 1997, DSP launched a full line of instruments for use in endoscopic coronary artery bypass graft ("CABG") procedures. This new line is being marketed under the brand name EndoCABG(TM) System and was the first full line of instruments for this type of surgery approved by the FDA. The EndoCABG System includes both disposable and reusable instruments and includes the complete set of instruments required to perform cardiac bypass grafting endoscopically.


     Traditional cardiac surgery requires the surgeon to saw open the breastbone to gain access to the heart. Patients who undergo these procedures have severe scarring, an increased risk of infection, and long recovery periods following surgery. The new field of minimally invasive cardiac surgery allows the surgeon to work on the heart through a relatively small incision without cutting the breastbone. Through the use of endoscopes and specially designed forceps, scissors, and retractors, the surgeon can perform the same procedure without exposing the patient to as much pain, trauma, and postoperative risk. A less-invasive alternative to open heart surgery, balloon angioplasty, was introduced in the 1980s. Although this procedure offers patients less pain, trauma and a shorter recovery period, the disadvantage is that a high rate of arteries becoming blocked again so that patients often need repeat treatment, sometimes as soon as six months after the initial procedure. About 500,000 single bypass and balloon angioplasty procedures are performed annually in the U.S. By the year 2000, DSP believes that at least half of these procedures could be replaced by minimally invasive CABG procedures in which the EndoCABG(TM) System could be used.

     In conjunction with the introduction of the EndoCABG(TM) System, DSP entered into two agreements to expand the product line and to extend its use to other cardiac procedures. Under one agreement, the EndoCABG(TM) System will be expanded so that surgeons can stop the heart with the aid of an aortic occlusion balloon developed by the Cook Group of Bloomington, Indiana. Under this agreement, Cook will manufacture the balloons and DSP will market them exclusively. DSP expects to begin offering the balloons as part of the EndoCABG(TM) System in the first half of 1998. The other agreement covers a product development and marketing alliance with CarboMedics, Inc. of Austin, Texas, a leading manufacturer of mechanical heart valves. Together, the companies are developing a system of instrumentation and supplies which will allow cardiac surgeons to introduce CarboMedics's mechanical heart valves through a small incision in the patient's chest wall. The companies expect to launch instruments for valve replacement procedures later this year.

     During 1996, DSP also signed agreements with leading endoscopic training centers in the U.S. and Europe. Both centers will use the EndoCABG(TM) System for minimally invasive cardiac surgery. Since September 1996, the Advanced Laproscopic Training Center in Atlanta has trained 40 surgeons to perform the new minimally invasive cardiac surgery using DSP's EndoCABG(TM) System. Beginning in February 1997, the European Institute of Telesurgery of Strasbourg, France, has provided European surgeons with the same training offered in the U.S.

   DIAGNOSTIC SERVICES

     Genzyme Genetics applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services to physicians, hospitals, universities, medical centers, clinical laboratories, genetic centers and managed care organizations in the U.S. and internationally through a national network of laboratories. Testing services currently marketed by Genzyme Genetics include prenatal genetic diagnostic services, DNA-based diagnosis of a number of genetic diseases, including some cancers. Genzyme Genetics also employs over 70 board certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients.

   DIAGNOSTIC SERVICES PORTFOLIO

Product/Program                            Indication/Application               Status
---------------                            ----------------------               ------
Biochemical testing                        Screening for certain fetal          Commercial
                                           chromosomal abnormalities            service

Prenatal cytogenetics                      Detection of fetal chromosomal       Commercial
                                           abnormalities                        service

InSight(R) molecular genetic testing       Rapid detection of selected fetal    Commercial
                                           chromosomal abnormalities            service

DNA testing                                Detection of single gene             Commercial
                                           disorders (CF, Fragile X,            service
                                           Huntington's Disease, Gaucher
                                           Disease, etc.)

MASDA(SM) Service                          Detection of CF mutations            Commercial
                                           Genetic profiling                    service

Cancer Testing -- cancer                   Applications used singly or in       Commercial
cytogenetics, fluorescent in-situ          tandem for detection and             service
hybridization "FISH", DNA                  prognosis of various forms of
                                           cancer


Fetal cell separation                      Detection of fetal chromosomal       Preclinical
                                           abnormalities                        development

CLAMSS                                     Detection of unknown mutation        Research


     PRENATAL AND POSTNATAL GENETIC DIAGNOSTIC SERVICES. Genzyme Genetics offers three types of genetic diagnostic services: biochemical testing, classical and molecular cytogenetic testing, and DNA testing. Biochemical testing services consist primarily of a widely used screening test (AFP3) to determine if further prenatal genetic testing is appropriate. Classical and molecular cytogenetic testing involves the analysis of fetal cells obtained through amniocentesis or chorionic villi sampling ("CVS") to evaluate chromosomal abnormalities. DNA testing is performed to determine the likelihood that the subject has, or is a carrier for, a specific genetic disorder.

     Genzyme Genetics's strategy is to expand its genetic diagnostics business by providing a comprehensive range of high quality testing services in a timely, accurate and convenient manner; by aggressively marketing its services through a direct sales force; and by maintaining an active research and development program that enables it to introduce additional testing services based on new technologies. Genzyme Genetics also has an active program to expand its laboratory operations through acquisitions. In furtherance of this strategy, Genzyme Genetics acquired Genetrix, Inc., a Phoenix-based network of prenatal and cancer genetic testing laboratories, in May 1996.

     The InSight(R) test, a faster cytogenetic test based on in situ hybridization of chromosome-specific DNA probes, was introduced by Genzyme Genetics in 1991. This technology permits identification of the most frequently occurring chromosomal abnormalities within 48 hours, as compared to the one to three weeks required to perform classical cytogenetic testing (karyotyping). The InSight(R) analysis is provided in conjunction with a complete karyotype.

     Genzyme Genetics's cancer diagnostic services based on cytogenetics and a series of supporting tests currently focus primarily on various forms of leukemias and lymphomas. Genzyme Genetics also provides testing for numerous genetic diseases including, fragile X syndrome, spinal muscular atrophy, Huntington's disease, polycystic kidney disease, sickle cell anemia, and hemophilia.

     MASDA(SM) SERVICE. Accurate tests for detection of the genetic components of disease are likely to require the analysis of multiple genes as well as multiple mutations within these genes. For example, defects in any one of at least four genes can result in hereditary nonpolyposis colon cancer, and in just two of those genes more than 100 mutations have been reported. There is, therefore, a crucial need for methods of rapidly detecting mutations in genes of known sequence. To meet this need, Genzyme Genetics developed its patented Multiplex Allele-Specific Diagnostic Assay (the "MASDA(SM) Service"), which can analyze in a single assay up to 500 samples simultaneously for over 100 known mutations.

     To use the MASDA(SM) Service, a mixture of hundreds of probes is constructed with each probe specific to one mutation. Individual DNA samples from numerous patients are then placed in a specific location in an array and exposed to the probe mixture. Patient samples that contain at least one mutation will be detected with a positive "signal." By identifying which probe(s) bind to the patient sample, the exact mutation(s) are revealed. Positive samples are also treated to produce a visual banding pattern that is unique for each mutation. This pattern is automatically interpreted by computer analysis to provide results.

     The MASDA(SM) Service not only analyzes different patient samples with different disease indications in a single assay, it also identifies multiple mutations in one or more genes in a single patient's DNA sample. In addition, only those samples with a positive signal need to be tested further in the mutation identification step. Eliminating samples that lack mutations from further analysis produces considerable cost savings when compared to conventional testing methods in which each sample has to undergo extensive analysis before a negative report can be confirmed.

     Genzyme Genetics is pursuing a number of commercialization strategies for the MASDA(SM) Service. In February 1997, Genzyme Genetics launched a 70-mutation CF test. Previous CF tests could only identify 32 or fewer mutations, thereby producing negative results for people with rare mutations. In addition, the MASDA(SM) Service is also being used to provide genetic profiling services for clinical trials being conducted by pharmaceutical companies.

     Genzyme Genetics has established a federally certified clinical trials laboratory to support diagnostic assay development using the MASDA(SM) Service. Ongoing oncology studies in this laboratory include studies of colorectal cancer with Kaiser Permanente of Northern California and the University of California, San Francisco and of hereditary breast cancer with the Dana Farber Cancer Institute. In addition, the laboratory provides population segmentation services for internal drug development programs and external customers. These studies are designed to identify genetic markers that might provide information about the severity of a disease as well as the likelihood that a patient might respond either favorably or adversely to a therapy.

     DEVELOPMENT PROGRAMS. Genzyme Genetics maintains an active program aimed at identifying and developing new technologies and methods of performing genetic tests and applying these methods to improve and expand its menu of testing services. In its own research laboratories and in collaboration with others, Genzyme Genetics is developing additional platforms for complex mutational analysis and conducts major research and development programs in such areas as genomics and rare cell separation and analysis methods.

     The MASDA(SM) Service is designed to detect known mutations. Genzyme Genetics is also developing related technology, called cleavage- and ligation associated mutation specific sequencing or "CLAMSS," to detect and identify unknown mutations. These techniques address situations where many different mutations in a gene give rise to a disease state, but where no single mutation is responsible for a significant percentage of disease.

     In 1995, Genzyme Genetics, together with its collaborators, announced the full identification of the PKD1 gene, which causes polycystic kidney disease, a common genetic disorder that leads to renal failure by middle age in most affected individuals. This group is also involved in the discovery of the gene for the most common cause of inherited cardiac arrhythmia, long QT syndrome, also known as "sudden death syndrome."

     Genzyme Genetics also continues its efforts to develop methods and procedures to isolate and genetically analyze fetal cells obtained from maternal blood samples. The program has demonstrated the feasibility of a separation technology involving the use of combinations of antibodies that bind selectively to specific cell types and has developed appropriate immobilization and analytical methods. At this point, however, the process does not meet Genzyme Genetics consistency standards well enough to commercialize it as a diagnostic test.

     Fetal cells obtained from maternal blood serum could potentially be used in lieu of cells derived from amniotic fluid or chorionic villi for genetic testing, thereby avoiding the risk associated with amniocentesis or CVS. Genzyme Genetics believes that successful development of techniques which permit prenatal genetic testing of samples obtained from mothers on a low risk basis, using rapid low cost detection methods, can result in a substantial expansion of the market for prenatal testing. Significant resources continue to be focused on this research program.

   DIAGNOSTIC PRODUCTS

     Genzyme Diagnostics is a primary supplier of diagnostic components (enzymes, substrates, antibodies and antigens), bulk reagents and devices to manufacturers of clinical diagnostic reagents and kits as well as directly to clinical reference laboratories. It also manufactures and sells a broad line of antibody and antigen based ELISA test kits. In addition, Genzyme Diagnostics distributes a broad product line of research products to academic, industrial and governmental laboratories for use in immunology and cell biology and has developed manufacturing expertise in enzyme fermentation, purification, reagent formulation and immunoassay test development.

     DIAGNOSTIC PRODUCTS PORTFOLIO

Product/Program                            Indication/Application                   Status
---------------                            ----------------------                   ------
Cardiovascular products -- Direct          Clinical diagnostic testing              Product sales
LDL(TM), N-geneous(TM) HDL, ApoE Elisa
and Lp(a) Cholesterol Tests

Diagnostic enzymes, substrates and         Raw materials for clinical chemistry     Product sales
antibodies                                 and immunoassays for diagnostic
                                           manufacturers

OEM reagents and kits                      Immunodiagnostic and clinical            Product sales
                                           chemistry kits for diagnostic
                                           manufacturers

Research products                          Research in immunology and cell          Product sales
                                           biology, primarily for apoptosis
                                           and cytokines

Rapid tests                                OEM sales and end-user distribution      Product sales
                                           for pregnancy and infectious
                                           disease tests

     CARDIOVASCULAR PRODUCTS. Genzyme Diagnostics sells devices and reagents for the quantification of LDL and HDL cholesterol levels. In October 1996, Genzyme Diagnostics launched the N-geneous HDL(TM) cholesterol test in the U.S. The new test, which is being distributed by Genzyme Diagnostics under a worldwide agreement with the manufacturer of the test, Daiichi Pure Chemicals Co., Ltd., of Tokyo, measures how much high-density lipoprotein cholesterol is present in a patient's serum. Because the N-geneous HDL(TM) test can be conducted completely on an automated clinical chemistry analyzer, it is simpler than other HDL cholesterol tests currently on the market, which require manual pretreatment of patient samples. The automation of HDL testing with the N-geneous(TM) test will provide laboratories with significant operational benefits and enable them to improve results by reducing the probability of error introduced by sample handling and manual sample pretreatment. Genzyme Diagnostics estimates the U.S. market for the N-geneous HDL(TM) test to be between 50 and 100 million tests per year and the global market at approximately 200 million tests per year. In addition to the U.S., Genzyme Diagnostics is the exclusive marketing partner for the N-geneous HDL(TM) test in Europe and the rest of the world, with the exception of Asia, where Genzyme holds co-exclusive distribution rights.

     Genzyme Diagnostics has also developed and commercialized an in vitro diagnostic test kit (the Direct LDL(TM) test kit) for the direct measurement of LDL cholesterol in blood samples. The correlation between elevated blood cholesterol levels and increased risk of coronary heart disease, one of the leading causes of death in the U.S., is well established. A high level of LDL cholesterol in the blood indicates an increased risk of coronary heart disease. Prior to the approval of the Direct LDL(TM) test kit, there was no routine direct standardized test for measuring LDL cholesterol and LDL cholesterol levels were derived using several indirect measurements and estimates, each contributing a potential source of error to the calculation. Genzyme Diagnostics is working to replace the Direct LDL(TM) test kit with a homogeneous method similar to HDL.

     DIAGNOSTIC INTERMEDIATES. Genzyme Diagnostics produces and sells critical components such as diagnostic enzymes, substrates and reagents for use in diagnostic kits used for blood analysis in clinical chemistry laboratories. One primary area of emphasis is pancreatic function, where Genzyme Diagnostics provides enzymes, substrates, bulk reagents and patented methodologies for amylase and lipase determination to diagnostic kit manufacturers. Genzyme Diagnostics is also a primary supplier of cholesterol enzymes used in testing for coronary heart disease. Sales of its diagnostic intermediates are made to over 200 manufacturers and users of diagnostic kits worldwide through its own technical sales representatives in the U.S. and Europe and through distributors in Japan.

     ELISA TEST KITS. Genzyme Diagnostics manufactures and sells a broad range of ELISA test kits for infectious disease and endocrinology determinations. In addition, it supplies monoclonal and polyclonal antibodies plus other immunoassay raw materials to immunodiagnostic kit manufacturers. Patented Contrast(TM) rapid tests for pregnancy, Strep A and infectious mononucleosis determination are also becoming key contributors to Genzyme Diagnostics's product portfolio.

     RESEARCH PRODUCTS. Genzyme Diagnostics research products consist of a comprehensive line of cytokines, growth factors, antibodies, proteins and cytokine and apoptosis ELISA systems which play an integral role in activating and modulating the body's immune system. These research products are used primarily to conduct research in the areas of immunology and cellular biology.

   PHARMACEUTICALS

     Genzyme Pharmaceuticals develops, manufactures and sells a range of active drug substances, pharmaceutical intermediates, synthetic phospholipids, peptides, biomolecules and chemicals to the pharmaceutical and health care industries. These products utilize the division's capabilities in multi-step organic chemical synthesis, fermentation, enzymology and carbohydrate technology.

     PHARMACEUTICALS PRODUCT PORTFOLIO

Product/Program                 Indication/Application                   Status
---------------                 ----------------------                   ------
MelaPure(TM) melatonin          Dietary supplement                       Product sales

Clindamycin phosphate           Treatment of serious infections          Product sales

Hyaluronic acid                 Ophthalmic products & research           Product sales
                                applications

Active drug substances and      Production of oral, topical and          Product sales
pharmaceutical intermediates    parenteral drugs

Fine chemicals                  Production of pharmaceutical             Product sales
                                intermediates and electronic chemicals

Synthetic phospholipids         Drug delivery systems and                Product sales
                                pharmaceutical components

Synthetic peptides              Production of final dosage form          Product sales
                                therapeutics

Amino acid derivatives          Production of synthetic peptides         Product sales

     MELAPURE(TM) MELATONIN. In 1995, melatonin, a synthetic human hormone present in a variety of foods and marketed as a dietary supplement, became the largest selling chemical product manufactured by Genzyme Pharmaceuticals. Genzyme Pharmaceuticals supplies bulk quantities of melatonin to manufacturers of final dosage form product and is marketing its MelaPure(TM) brand melatonin outside the U.S. in a finished dosage form product.

Although total melatonin revenues in 1996 increased over 1995, sales declined materially during the second half of 1996 due to declining market demand. Genzyme Pharmaceuticals does not expect that melatonin sales will return to the levels experienced during the first half of 1996 during 1997. Melatonin is regulated as a drug in many countries and, therefore, cannot be marketed without prior regulatory approval in those countries. Genzyme Pharmaceuticals plans to start a clinical trial of MelaPure(TM) melatonin for a sleep disorder indication, which if successful will broaden the market opportunity for MelaPure(TM) as a regulated product.

     CLINDAMYCIN PHOSPHATE. Genzyme Pharmaceuticals currently produces and sells clindamycin phosphate, an off-patent antibiotic widely used by hospitals for the treatment of infections. Clindamycin phosphate is sold to pharmaceutical companies in the U.S., Europe, Japan and the Middle East through Genzyme Pharmaceuticals' worldwide sales organization.

     HYALURONIC ACID. Genzyme Pharmaceuticals currently produces and sells bulk hyaluronic acid (HA) for a number of applications. Under an agreement with Alcon, Genzyme Pharmaceuticals supplies pharmaceutical grade HA powder to Alcon for incorporation into Provisc(R), an HA-based ophthalmic surgical aid product, which Alcon introduced in 1994. Genzyme Pharmaceuticals also receives a royalty based on Alcon's product sales. Hyaluronic acid is also sold to a number of customers for various research and development applications.

     ACTIVE DRUG SUBSTANCES AND PHARMACEUTICAL INTERMEDIATES. Genzyme Pharmaceuticals currently produces drug substances for leading ethical pharmaceutical companies for formulation into a variety of dosage forms. It also supplies various pharmaceutical intermediaries which are converted to active drug substances by the customer.

     FINE CHEMICALS. Genzyme Pharmaceuticals has developed a range of high value fine chemicals and chiral intermediates based on its proprietary technology in complex organic chemistry. These products include various synthetic starting materials and liquid crystal chemicals for the electronics industry. It markets these products through its own sales force directly to chemical and pharmaceutical companies worldwide.

     SYNTHETIC PHOSPHOLIPIDS. Phospholipids are the major structural components of cell membranes. They are useful in drug delivery systems, emulsion formulations and as components of pharmaceutical products such as liposomes. Genzyme Pharmaceuticals has developed proprietary technology for the large scale manufacture of synthetic phospholipids with high purity and consistency and currently produces and sells synthetic phospholipids to pharmaceutical and biotechnology companies for use in the formulation and delivery of certain of their products.

     SYNTHETIC PEPTIDES AND AMINO ACID DERIVATIVES. Synthetic peptides are a class of biologically active compounds comprised of chains of amino acids. Many of these compounds have applications as active drug compounds and are used by the pharmaceutical industry in final dosage form preparations. Genzyme Pharmaceuticals is a commercial scale GMP manufacturer of synthetic peptides for many such applications. Amino acid derivatives are the materials used in the production of synthetic peptides. In addition to producing these materials for use in its own peptide manufacturing processes, Genzyme Pharmaceuticals sells amino acid derivatives to the pharmaceutical industry for use in the manufacture of peptides.

   COMPETITION

     Genzyme General is engaged in a segment of the human health care products industry that is extremely competitive. Competitors in the U.S. and elsewhere are numerous and include major pharmaceutical, chemical, surgical device and biotechnology companies, many of which have substantially greater resources than Genzyme. These companies may succeed in developing products that are more effective than any that have been or may be developed by Genzyme General and may also prove to be more successful than Genzyme General in producing and marketing their products.

     Each of Genzyme General's business units faces different competitive challenges:

     SPECIALTY THERAPEUTICS

     CEREDASE(R) ENZYME AND CEREZYME(R) ENZYME. Although Genzyme General is not aware of any current effective alternative to its products for the treatment for Gaucher disease (Ceredase(R) enzyme and Cerezyme(R) enzyme), competition potentially could come from other protein replacement therapies or gene therapy. Genzyme General believes that its proprietary production techniques, exclusive raw material source for Ceredase(R) enzyme and, to a certain extent, the orphan drug status of its products give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Ceredase(R) enzyme and Cerezyme(R) enzyme will be clinical effectiveness and absence of adverse side effects. One company is attempting to develop an alternative form of recombinant GCR by producing the enzyme in insect cells and modifying it by applying a coating of polyethylene glycol.

     CF. There are a number of organizations, both academic and commercial, engaged in developing therapies to treat either the symptoms of CF or the cause of the disease. Several groups are developing gene therapy approaches to the disease and also have received FDA and RAC approval to initiate limited human studies of CF gene therapy. In addition, other organizations are investigating pharmacological and biological agents that would treat CF. One such product, Pulmozyme(R), which was developed by Genentech, Inc., currently is on the market. These groups may succeed in developing gene therapy products before Genzyme General, in obtaining patent protection that may effectively block Genzyme General from commercializing its gene therapy products or in developing other drug therapies that relieve the symptoms of CF and, thus, compete with products under development by Genzyme General.

     CANCER. Competition in the field of cancer diagnostics and therapeutics is intense. Many competitors in this field have greater financial and human resources, more experience in research, preclinical and clinical development, superior expertise in obtaining regulatory approvals and more extensive production and marketing infrastructure than Genzyme General. Genzyme General is aware of clinical trials sponsored by Rhone-Poulenc Rorer relating to gene therapy for cancer and expects that other large companies will be initiating gene therapy clinical trials in the near future. Genzyme General also relies on its collaborators for support in some of its cancer research and development programs and intends to rely on these partners for preclinical evaluation and clinical development of its potential products and services. Certain of its collaborators are conducting multiple product development programs in fields similar to those that are the subject of the partner's alliance with Genzyme General. For instance, the NCI, with whom Genzyme General is collaborating regarding the use of adenoviral vectors incorporating the MART1 and gp100 tumor antigen genes for the treatment of melanoma, is currently working with others on non-adenoviral vector delivery systems for these antigens. Any product candidate of Genzyme General, therefore, may be subject to competition with a potential product under development by a third party, including Genzyme General's collaborators.

     SURGICAL PRODUCTS

     SEPRA PRODUCTS. Genzyme General believes that its expertise in developing proprietary fermentation processes and its access to proprietary strains of micro-organisms used in its HA production process will give it a competitive advantage in the marketing of the Sepra Products. Its anti-adhesion products may face significant competition, however, from other HA-based products, from non-HA-based products and from changes in surgical techniques that would obviate the use of HA. Genzyme General believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price.

     DSP. DSP competes in three medical device categories: cardiovascular fluid management systems, surgical closure systems and surgical instruments. In each of these categories, DSP's principal methods of competing are continued innovative product development, the performance and breadth of its product lines, brand name recognition, sales force training and educational services, including sponsorship of training programs in advanced surgical techniques. DSP's key product in the cardiovascular fluid management category is the Pleur-evac(R) chest drainage product. DSP believes that it leads the chest drainage category with a majority share and that this position is sustainable due to a broad product line possessing patented features and brand name recognition. The surgical closure category is dominated by Ethicon, a subsidiary of Johnson & Johnson, and Sherwood, a division of American Home Products Corporation. DSP had focused on the cardiovascular suture market within this category and believes that favorable demographics such as the aging population and lengthening life expectancies will provide continued growth in this market. Competition within the surgical instruments category varies by segment, such as cardiovascular, endoscopic and plastic surgery instruments, with no one company dominating the entire category. Unique features and product innovation within its surgical instruments line, such as the recently launched EndoCABG(TM) System, have allowed DSP to compete effectively across this category and to hold a majority share of the cardiovascular punch segment.

     DIAGNOSTIC SERVICES. The U.S. market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. Genzyme Genetics believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues, and with no individual company, including Genzyme Genetics, accounting for more than 18% of the total.

     Competitive factors in the genetic diagnostics services business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports. Genzyme Genetics believes that its research and development program, which has enabled it to develop and introduce testing services based on new technology, and its active sales and marketing force have played significant roles in the rapid growth of its genetic diagnostics services business. In addition to Genzyme Genetics, several companies and academic groups are attempting to develop fetal cell separation techniques. Genzyme Genetics believes that its combination of separation and analytical technologies will give it a competitive advantage.

     DIAGNOSTIC PRODUCTS. Genzyme Diagnostics acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. This philosophy enables Genzyme Diagnostics to maintain unique relationships with major diagnostic kit manufacturers and to engage with them in development efforts to produce new or improved kits. The market in the diagnostic products industry is mature and competition is based on price, reliability of supply and the purity and specific activity of products.

     PHARMACEUTICALS. Competition in the pharmaceuticals business is affected primarily by production efficiency, product quality and price. Genzyme Pharmaceuticals believes that its success in this market is due to its technical expertise and selection of high-value, small volume products that minimize direct competition with larger production operations in commodity products.

   PATENTS AND PROPRIETARY TECHNOLOGY

     Genzyme General pursues a policy of obtaining patent protection both in the U.S. and in selected foreign countries for subject matter considered patentable and important to its business. In addition, a portion of Genzyme's proprietary position is based upon patents that Genzyme has licensed from others. These license agreements generally require Genzyme to pay royalties upon commercialization of products covered by the licensed technology. In general, patents issued in the U.S. are effective for a period of seventeen years from date of issue, although the GATT legislation changes this to twenty years from the filing date for applications filed after June 8, 1995. The duration of foreign patents varies in accordance with applicable local law. Genzyme General also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in its product areas. Genzyme's employees, consultants and corporate partners who have access to its proprietary information have signed confidentiality agreements. Genzyme General's patent position and proprietary technology are subject to certain risks and uncertainties. See "Factors Affecting Future Operating Results--Uncertainty Regarding Patents and Protection of Proprietary Technology" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   GOVERNMENT REGULATION

     Governmental regulation, in the U.S. and other countries, is a significant factor in the production and marketing of many of Genzyme General's products and in its ongoing research and development activities.

     FDA REGULATION. In the U.S., products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as "drugs" or "biologics." Ceredase(R) enzyme and Cerezyme(R) enzyme are regulated in the U.S. as drugs, as are Thyrogen(R) hormone, Prolactin and Chitinase. Its gene therapy products, [alpha]-Gal and ATIII are regulated as biologics. The Sepra Products and DSP's products are regulated as devices. The Direct LDL(TM) and N-geneous(TM) HDL cholesterol tests are classified as an in vitro diagnostic devices.

     The activities required before drugs or biologics may be marketed in the U.S. include (i) preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies, (ii) the submission to the FDA and approval of an application for human clinical testing (an "IND"), (iii) adequate and well controlled human clinical trials to prove the safety and effectiveness of the drug or biologic, (iv) the submission of a New Drug Application ("NDA") for a drug or a Product License Application ("PLA") for a biologic or a BLA for biologics identified by the FDA as "Specified Biologics" and (v) the approval by the FDA of the NDA, BLA or PLA.

     In addition to product approval, the manufacturer of the product may have to obtain an establishment license (for a biologic that is not considered well characterized) or a pre-approval Good Manufacturing Practices ("GMP") inspection (for a drug or well-characterized biologic) from the FDA. Since any license granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location necessitates additional FDA review and approval.

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

     The time and expense required to perform the clinical testing necessary to obtain FDA approval can far exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could delay, impede or prevent marketing approval, limit uses, force a recall of the product or expose Genzyme General to product liability claims.

     REGULATION OUTSIDE THE U.S.. For marketing outside the U.S., Genzyme General is subject to foreign regulatory requirements governing human clinical testing and marketing approval for its products. These requirements vary by jurisdiction, differ from those in the U.S. and may necessitate additional pre-clinical or clinical testing whether or not FDA approval has been obtained.

     Generally, Genzyme General's initial focus for obtaining marketing approval outside the U.S. is Europe. European Union ("EU") Directives ("regulations") generally classify products either as medicinal products or devices. For medicinal products, like those produced by Genzyme, marketing approval may be sought using either the centralized procedure of the Committee for Proprietary Medicine or Products (the "CPMP") or the decentralized (mutual recognition) process. The CPMP centralized procedure results in a recommendation in all member states, while the EU multi-state process involves country by country approval. EU regulations for products classified as devices have been implemented for some devices. Devices such as Genzyme's Sepra Products must receive market approval through a centralized procedure, where the device receives a CE mark allowing distribution to all member states of the European Union. For those devices where EU regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE mark certification requires the company to receive International Standards Organization (ISO) certification for each facility involved in the manufacture or distribution of the device. This certification only comes after the development of an all inclusive quality system which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the EU. After certification is received a product dossier is reviewed which attests to the product's compliance with EU directive 93/42/EEC for medical devices. Only after this point is a CE mark granted

     Ceredase(R) enzyme has been registered for sale in the EU through a CPMP centralized procedure. Genzyme General expects Cerezyme(R) enzyme, Thyrogen(R) hormone, [alpha]-Gal, Prolactin, Chitinase and the gene therapy products also will be regulated through centralized CPMP procedure. Seprafilm(TM) and Sepracoat(TM) have been granted the CE Mark. Genzyme will apply for a CE Mark for all products sold by DSP.

     ORPHAN DRUG ACT. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the U.S. for that product. However, a drug that is considered by the FDA to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the U.S. during the seven-year exclusive marketing period. Genzyme General has been accorded orphan drug status for Ceredase(R) enzyme and Cerezyme(R) enzyme and has received orphan drug designation for a number of other products currently under development, including gene therapy products and Thyrogen(R) hormone.

     Legislation has been periodically introduced in recent years, however, to amend the Orphan Drug Act. Such legislation has generally been directed to shortening the period of automatic market exclusivity and granting certain marketing rights to simultaneous developers of a drug. The effect on Genzyme of any amendments ultimately adopted cannot be assessed at this time. It believes that the commercial success of these products including Ceredase(R) enzyme and Cerezyme(R) enzyme will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents, exclusive raw material supply contracts and other means.

     OTHER GOVERNMENT REGULATION. Genzyme General's operations are or may be subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with its research work. The extent of government regulation which might result from future legislation or administrative action cannot be predicted.


GENZYME TISSUE REPAIR

   OVERVIEW

     Genzyme Tissue Repair is a leading developer of biological products for the treatment of cartilage damage, severe burns, chronic skin ulcers, and neurodegenerative diseases. Genzyme Tissue Repair believes that strong capabilities in three groups of core technologies -- cell processing, therapeutic protein development and biomaterials engineering -- enhance its ability to successfully develop and market a portfolio of novel products and services for unmet medical needs in the field of tissue repair. Two services, the CARTICEL(R) Autologous Chondrocyte Service (the "CARTICEL(R) Service") for repair of knee cartilage damage and the Epicel(SM) Service for permanent skin replacement for burn victims, and currently are on the market. Development programs to improve the performance and expand the applications of each of these services are ongoing. In addition, Genzyme Tissue Repair is developing recombinant human transforming growth factor beta2 ("TGF-(beta)2") for the treatment of chronic skin ulcer.

     Genzyme Tissue Repair further expanded its product pipeline in 1996 through a joint venture with Diacrin to develop and commercialize two cellular therapies neurodegenerative diseases -- NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease. These programs are in Phase I clinical trials and involve implantation of porcine fetal cells to regenerate damaged brain tissue. The joint venture combines Diacrin's expertise in developing populations of tranplantable porcine fetal cells with Genzyme Tissue Repair's expertise in cell-based therapies. Genzyme Tissue Repair will provide 80% of the first $50 million in funding for these programs and by the joint venture.

   CARTILAGE REPAIR

     THE CARTICEL(SM) SERVICE

     BACKGROUND AND MARKET OPPORTUNITY. Once damaged, joint cartilage does not normally regenerate in the body. In addition to causing pain and restricted mobility, chronic injuries to joint cartilage over time may lead to debilitating osteoarthritis and can severely hinder a person's normal activities and occupation.

     Many patients with joint cartilage damage undergo arthroscopic surgery to smooth the surface of the damaged area. Other surgical procedures, such as microfracture, drilling, and abrasion, allow bone marrow cells to infiltrate the defect, resulting in the formation of a fibrous cartilage tissue that is less durable and resilient than normal articular cartilage. These procedures may provide symptomatic relief, but the benefit usually lasts only a few years, especially if the patient's pre-injury activity level is maintained.

     More severe and chronic forms of knee cartilage damage can lead to greater deterioration of the joint cartilage and may eventually lead to total knee joint replacements. Approximately 200,000 total knee replacement operations are performed annually at a cost of about $25,000 each. The artificial joint generally lasts only 10 to 15 years and is considered a poor option for people under the age of 50.

     DESCRIPTION OF THE CARTICEL(R) SERVICE. The CARTICEL(R) Service employs a proprietary process to grow a patient's own cartilage cells for use in treating damaged knee cartilage. The treatment, also called autologous chondrocyte implantation ("ACI"), was initially developed at the University of Gotenburg and Sahlgrenska University Hospital, Gotenburg, Sweden, in an effort to provide a better therapy for people with joint cartilage damage. The new treatment is used primarily in patients with cartilage damage to the femoral condyle, an area of the knee formed by the end of the thigh bone. Patients with this type of damage generally display symptoms which include locking, catching, localized pain, and swelling.

     The CARTICEL(R) Service starts when an orthopedic surgeon provides Genzyme Tissue Repair with a biopsy of healthy cartilage from the patient. Technicians at the company's cell processing facilities in Cambridge and Framingham, Massachusetts, use proprietary methods to grow millions of new cells for that patient. The cells are then delivered to the hospital, where the surgeon implants them into the defect using the ACI procedure. In this procedure, the physician removes damaged tissue and prepares the defect for introduction of the cultured cells. A small piece of the periosteum, the membrane covering a bone, is taken from the patient's lower leg and sutured over the defect to hold the cells in place. The cultured cells are then implanted under the periosteum in the defect, where they form a matrix that integrates with surrounding cartilage to fill the defect.

     In addition to standardized cartilage cell processing, the CARTICEL(R) Service includes an integrated program of surgeon training and rigorous collection and analysis of outcomes data, which is aimed at providing broad surgeon access and achieving and maintaining high quality patient outcomes. In order to gain access to the service, surgeons must complete comprehensive training in the ACI procedure. Genzyme Tissue Repair's training programs include clinical, technical and practical orientation modules, providing a concentrated exposure to ACI technology. Physician training consists of lectures, practice of the surgical technique and an orientation regarding reimbursement and billing procedures. As of December 31, 1996, Genzyme Tissue Repair had trained 1,463 surgeons in this program.

     CLINICAL RESULTS. At a meeting of the American Academy of Orthopedic Surgeons ("AAOS"), Genzyme Tissue Repair's academic collaborator, Lars Peterson, M.D., Ph.D., of the University of Gotenburg, reported results of a study of 92 patients treated more than two years ago with ACI. The results showed that 96% of those with a single defect on the femoral condyle had good to excellent results in a clinical assessment using five different rating scales. The new data also support the addition of osteochondritis dissecans ("OCD") as an indication for ACI. OCD is the separation of a fragment of cartilage and underlying bone from the articular surface. Of patients treated for this type of lesion, 89% had good to excellent results. Good to excellent results were also reported in 75% of patients who had concurrent repair of damage to their anterior cruciate ligament, in addition to treatment of a cartilage defect on the femoral condyle. Patients with lesions on the knee cap showed less improvement, however, as only 62% of these patients had good to excellent results. A retrospective analysis of the medical records of the patients in this study, using the five rating scales, revealed that their knees were, on average, in poor condition before treatment.

     As part of the study, Peterson and his colleagues took 25 biopsies of the ACI grafts from 14 of the 92 patients. Treatment failures were over-represented among these biopsies, because patients with good clinical outcomes generally did not want to undergo the invasive biopsy-collection procedure. In a blinded fashion, an independent investigator examined the overall tissue appearance and cellular appearance and evaluated the biopsies using polarized light and immunohistochemical techniques. The evaluation revealed that 13 of the 25 biopsies were composed of hyaline-like cartilage (the kind normally found on joint surfaces) with a surface layer of fibrous cartilage (the remnants of a tissue cap used to hold the autologous cells in place). Six biopsies were composed of combined hyaline and fibrous cartilage. Six were composed of fibrous cartilage. Correlation of the histological results with the clinical data showed that hyaline-like repair tissue was associated with improved clinical outcomes, while fibrous repair tissue was associated with poor outcomes. The results of this study confirmed those published two years ago in the NEW ENGLAND JOURNAL OF MEDICINE, in which Peterson reported on the first 23 patients to undergo 2-year follow-up evaluations.

     Genzyme Tissue Repair believes that clinical data collection for analysis of surgical outcomes will be critical to document and expand the use of the CARTICEL(R) Service. Accordingly, Genzyme Tissue Repair has established a registry of patients who receive cells from the CARTICEL(R) Service and requires that each surgeon obtain consent from the surgeon's institutional review board ("IRB") to collect outcomes data under a protocol developed by Genzyme Tissue Repair. Data from the registry on 42 patients who had been treated more than 12 months prior to the time of data collection and 121 patients who had been treated six months prior to data collection were presented at the AAOS meeting held in February 1997. The registry data showed statistically significant improvement at both six months and 12 months following ACI treatment with cells grown by the CARTICEL(R) Service. These improvements were seen in four key measures: clinician and patient evaluations of overall knee condition, patient reports of symptoms, and knee examination results. Genzyme Tissue Repair is also planning a five-year post-marketing evaluation study that will compare the safety and effectiveness of the CARTICEL(R) Service to other treatment options available to repair damaged knee cartilage.

     GOVERNMENT REGULATION. Based on discussions with the Center for Devices and Radiological Health, Genzyme Tissue Repair introduced the CARTICEL(R) Service in March 1995 as an unregulated device. In the absence of specific regulation, Genzyme Tissue Repair developed a comprehensive manufacturing process that established rigorous quality standards for autologous cell services. These standards included internal and external assessments of the manufacturing and quality system. This system was recently inspected by the FDA in connection with the Biologics License Application submitted by Genzyme Tissue Repair described below.

     In April 1995, the FDA contacted Genzyme Tissue Repair and asked for more information regarding the regulatory status of the CARTICEL(R) Service. Following this request, Genzyme Tissue Repair filed a formal request in May of 1995 with the FDA Commissioner's office to review the regulatory status of the CARTICEL(R) Service and determine appropriate regulatory jurisdiction. The FDA was provided with information regarding Genzyme Tissue Repair's quality standards and the policies that Genzyme Tissue Repair established for the CARTICEL(R) Service, as well as answers to specific technical questions. The FDA responded to Genzyme Tissue Repair's request for designation in July 1995, confirming in its response Genzyme Tissue Repair's belief that a formal regulatory framework appropriate to the CARTICEL(R) Service had not yet been established. Furthermore, the FDA informed Genzyme Tissue Repair that it intended to hold a public hearing to explore the public health impact of and consider appropriate regulatory controls for autologous cell implants. The FDA also informed Genzyme Tissue Repair that it would not regulate the provision of the CARTICEL(R) Service or the Epicel(R) Service prior to the hearing and development of regulations, and would allow Genzyme Tissue Repair sufficient time to comply with any new regulations that may be promulgated.

     In November 1995, the FDA held a public hearing on the subject of autologous cells for structural purposes as a starting point for the development of new regulations. Genzyme Tissue Repair participated in this hearing, presenting information regarding the development, clinical application and processing related to the CARTICEL(R) and Epicel(SM) Services. Genzyme Tissue Repair also advocated the development of appropriate regulations to guide further development of products and services in this area. Following a public comment period that closed in February 1996, the FDA announced that it would review its position and determine if regulations were required in the area of autologous cells for structural and reconstructive purposes.

     In February 1997, the FDA issued regulations that will bring products and services such as the CARTICEL(R) Service under regulation by November of 1997. Companies already marketing products and services subject to the regulations are allowed a transition period ending on November 30, 1997 in which to file and obtain approval of a Biologics License Application (a "BLA") or an IND, while continuing to market their products and services.

     Genzyme Tissue Repair submitted a BLA for the CARTICEL(R) Service in March 1996 in anticipation of the regulations. In March 1997, an FDA advisory panel determined by a vote of 11 to zero, with one abstention, that the ACI procedure using the CARTICEL(R) Service provided a clinical benefit to patients with damage to the articular cartilage in the knee. The panel also made several recommendations concerning Genzyme Tissue Repair's proposed post-approval study of the CARTICEL(R) Service with regard to randomization and appropriate controls and endpoints. The FDA did not ask the panel to make and the panel did not make a recommendation concerning whether to approve the BLA for the CARTICEL(R) Service. The panel's recommendations will be considered in the FDA's review of the BLA, but are not binding on the FDA. Although Genzyme Tissue Repair expects the FDA to complete its review of the BLA before of the end of November 1997, there can be no assurance that the review will be completed by then or that the FDA will not require additional data concerning the safety and efficacy of the CARTICEL(R) Service. A delay in the approval of the BLA for the CARTICEL(R) Service beyond the transition period could materially and adversely affect the commercialization of the CARTICEL(R) Service.

     SALES AND MARKETING. Genzyme Tissue Repair is making a substantial effort to establish the ACI procedure using the CARTICEL(R) Service as the new standard of care for repair of cartilage damage to the femoral condyle. As part of these efforts, Genzyme Tissue Repair shifted its focus in 1996 to increasing the rate of reimbursement approvals by establishing an educational program third-party payers. As a result of this program, several payers have established protocols for selecting patients and determining eligibility. Genzyme Tissue Repair's reimbursement experience has demonstrated that payers with such protocols have higher approval rates and typically complete reviews in three to four days, compared to three to four months for payers without protocols. In addition, one-third of Genzyme Tissue Repair's 60-person U.S. sales and reimbursement staff is involved directly in claims processing and educating insurers about the appropriate uses of the CARTICEL(R) Service.

     Genzyme Tissue Repair also believes that successful commercialization of the CARTICEL(R) Service is dependent on its being accepted by and incorporated into routine use by a large number of orthopedic surgeons. Genzyme Tissue Repair markets the CARTICEL(R) Service directly to orthopedic surgeons in the U.S. and Europe. Genzyme Tissue Repair's sales force promotes the CARTICEL(R) Service by contacting and educating orthopedic surgeons about the service and maintaining an ongoing relationship with each surgeon who receives training from Genzyme Tissue Repair; assisting physicians with administrative, clinical and reimbursement issues involved in arranging to perform the biopsy and implantation procedures at hospitals; and assisting physicians in obtaining the necessary approval from the hospital's IRB to collect outcomes data in accordance with Genzyme Tissue Repair's protocol. Genzyme Tissue Repair further supports its sales and marketing efforts by attendance at and participation in orthopedic congresses and symposia.

     DEVELOPMENT PROGRAMS. Genzyme Tissue Repair currently has a number of ongoing development programs relating to the CARTICEL(R) Service, including work on arthroscopic implantation procedures and development of the CARTICEL(R) Service for other applications. The primary objectives of these programs are to:
(i) improve Genzyme Tissue Repair's general knowledge of cartilage repair, (ii) improve the regenerative ability of the implanted, autologous chondrocytes and
(iii) expand the application of the CARTICEL(R) Service to the repair of large surface area defects.

   NEURODEGENERATIVE DISEASES

     DIACRIN/GENZYME LLC. In October 1996, Diacrin/Genzyme LLC was established as a joint venture between Genzyme Tissue Repair and Diacrin to develop and commercialize two cellular therapies neurodegenerative diseases -- NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease. These programs are in Phase I clinical trials and involve implantation of porcine fetal cells to regenerate damaged brain tissue. With both products, rejection of the porcine cells can be prevented with the immunosuppressive drug cyclosporin. The joint venture also has a license to patented technology being developed at Massachusetts General Hospital, Boston, which is designed to protect donor cells from the host's immune system without the need for immunosuppressive drugs. In December 1996, the FDA granted orphan drug designation to NeuroCell(TM)-PD for in advanced Parkinson's patients and to NeuroCell(TM)-HD for all Huntington's patients. Each received the designation for use with an antibody pretreatment to prevent rejection. Genzyme Tissue Repair and Diacrin estimate that the patient population with advanced Parkinson's disease ranges from 115,000 to 155,000 in the United States and that the U.S. patient population with Huntington's disease is approximately 25,000.

     Under the terms of the joint venture agreement, Genzyme Tissue Repair will provide 80% of the first $50 million in funding for products to be developed by the joint venture. Thereafter, all costs will be shared equally between Genzyme Tissue Repair and Diacrin. Profits from the joint venture will be shared equally by the two parties. In order to provide initial funding for Diacrin/Genzyme LLC, the Genzyme Board of Directors (the "Genzyme Board") has approved the allocation of up to $20 million in cash from Genzyme General to Genzyme Tissue Repair (the "GTR Equity Line") in exchange for an increase in the number of GTR Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of GTR Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. The Company intends to make monthly allocations of cash under the GTR Equity Line in an amount corresponding to the funding commitment of Genzyme Tissue Repair under the joint venture agreement for such month.

     NEUROCELL(TM)-PD. Parkinson's disease is a degenerative disease characterized by the death of nerve cells in the area of the brain involved with smoothing and coordinating movement. The loss of these nerve cells results in a variety of motor symptoms such as rigidity and slowed movements, tremors, falls, and difficulties with speech and swallowing. Therapy with the drug L-dopa is initially effective, but begins to lose its efficacy in 6 to 12 years and provides little benefit in the late stages of the disease. The resulting medical expenses, early retirement, and nursing home care are estimated to be $5.6 billion a year.

     NeuroCell(TM)-PD is aimed at these late-stage patients. Enrollment in a Phase I study of 12 patients conducted at Lahey Hitchcock Clinic, Burlington, Massachusetts, and Boston University Medical Center has been completed and all 12 patients have been treated. The initial results of the Phase I trial are similar to those obtained in Parkinson's patients treated with human fetal cells, some of whom showed marked improvement in symptoms and restored efficacy of L-dopa. Commercialization of treatments using human fetal cells is not practical, because of supply constraints, ethical concerns, and inconsistent quality of the human cells. Based upon these results, the joint venture is seeking approval from the FDA to start a pivotal Phase II/III trial in 1997.

     Separately, a histological study published in the March issue of NATURE MEDICINE showed that NeuroCell(TM)-PD cells transplanted into one of the patients in the Phase I trial survived for more than seven months and showed signs of reconnecting nerve tissue damaged by the disease. The study marks the first documentation of survival of cells transplanted from another species into the human brain and of the appropriate growth of non-human neurons for a potential therapeutic response. The patient, a 69-year-old man, died suddenly of a pulmonary embolism. An autopsy showed that his death was not related to treatment with NeuroCell-PD.

     NEUROCELL(TM)-HD. Huntington's disease is a fatal genetic disorder that is usually not evident until middle age. It causes uncontrolled movements, gait and postural defects, and dementia. Approximately 20,000 Americans are in the late stages of this disease, and an additional 1,500 are diagnosed each year.

     NeuroCell-HD is in a 12-patient Phase I clinical trial at Lahey Hitchcock Clinic, Boston University Medical Center, and Brigham and Women's Hospital in Boston. All 12 patients were treated as of the end of the first quarter of 1997.

   SKIN REPAIR

     THE EPICEL(SM) SERVICE. Each year approximately 2,000,000 people in the United States suffer burn injuries. According to the National Center for Health Services, approximately 70,000 of these patients are admitted to hospitals for serious burn injuries. Genzyme Tissue Repair estimates that approximately 25,000 of the most severely burned patients in the United States are admitted to one of the 140 specialized burn centers. Industry analysts estimate that approximately $1 billion is spent in the United States annually for the treatment of burns.

     Skin grafts produced using the Epicel(SM) Service are a life-saving product indicated for patients who suffer severe, full-thickness burns and need permanent skin replacement. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Starting with a patient biopsy about the size of a postage stamp, Genzyme Tissue Repair can grow enough skin grafts in three to four weeks to cover a patient's entire body surface area. Each skin graft consists of a sheet of cultured skin cells, approximately 25 square centimeters in size and ranging from two to eight cell layers thick, attached to a piece of surgical dressing material. A 48 hour shelf life allows these grafts to be delivered anywhere in the U.S., Europe or Japan from Genzyme Tissue Repair's production laboratories in Cambridge, Massachusetts.

     Skin grafts produced using the Epicel(SM) Service were first introduced in 1988 and remain the only commercially available laboratory grown skin grafts shown to provide permanent skin replacement. Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow skin grafts produced using the Epicel(SM) Service. Therefore, Genzyme Tissue Repair believes that the primary candidates for the Epicel(SM) Service are the approximately four hundred patients each year in the U.S. who survive burn injuries covering more than 60% of their body surface area. Genzyme Tissue Repair markets the Epicel(SM) Service to burn centers throughout the U.S. and in parts of Europe through its own direct sales force. Genzyme Tissue Repair also markets the Epicel(SM) Service in Japan through a distributor.

     Genzyme Tissue Repair is currently evaluating alternative approaches for use of the Epicel(SM) Service which will represent improvements over certain limitations that have been identified in its clinical utility and production methods. Methods being evaluated by Genzyme Tissue Repair include use of synthetic membranes and composite skin grafts. Genzyme Tissue Repair believes that advances in the field of autologous keratinocyte grafting coupled with one or both of these technologies may allow the expanded use of autologous keratinocyte grafting for the treatment of smaller burns as well as for treatment of cutaneous ulcers which involve large surface areas of the skin. In the latter case, Genzyme Tissue Repair believes an improved autologous keratinocyte graft could effectively and economically provide final wound closure following effective debridement and induction of granulation tissue deposition at the wound site.

     TGF-(BETA)2. Chronic skin ulcers are open, often painful wounds found predominantly on the lower extremities of elderly patients. Genzyme Tissue Repair estimates that approximately 2,600,000 cases of chronic or slow healing skin ulcers are treated in the United States each year at a cost of more than $7 billion, with individual treatments costing up to $40,000 per year.

     TGF-(BETA)2 is one of a family of proteins that plays an important role in the body's ability to promote normal wound healing by stimulating the growth of connective tissue. Genzyme Tissue Repair has licensed recombinant TGF-(beta)2 from Celtrix Pharmaceuticals, Inc. ("Celtrix") and is collaborating with Celtrix on the use of TGF-(beta)2 to promote the healing of chronic skin ulcers by supplementing the body's own production of TGF-(beta)2. The product will consist of an easy-to-use collagen sponge which serves as a delivery vehicle permitting the release of a consistent dose of TGF-(beta)2 to the wound surface over time.

     In January 1994, Celtrix announced that the results of the Phase II study of the TGF-(beta)2 wound healing product in the treatment of venous ulcers were consistent with previous findings which indicated a positive trend in wound healing. These results also allowed Celtrix to reach several important conclusions: (i) topically applied TGF-(beta)2 is safe at the doses tested; (ii) the delivery vehicle is well tolerated and (iii) the ease of treatment enables patients to apply TGF-(beta)2 therapy themselves. Due to variability in patient response in placebo groups, however, combined with a greater-than-expected placebo effect, statistical significance was not achieved in this study.

     In the fourth quarter of 1995, Genzyme Tissue Repair began a 12 center, double-blinded, randomized Phase II clinical trial. The study groups 200 diabetic patients suffering from neurotrophic diabetic foot ulcers into one of three TGF-(beta)2 impregnated collagen sponge dose groups, a placebo group or a standard of care control group. The study is currently ongoing.

     During the first half of 1995, Genzyme Tissue Repair concentrated its efforts on refining the formulation and manufacturing process for the TGF-(beta)2 collagen sponges at Genzyme's Allston, Massachusetts facility for use in Phase II clinical trials. Genzyme successfully produced 10,000 sponges using bulk TGF-(beta)2 from Celtrix and collagen slurry from an outside source. Genzyme plans to manufacture TGF-(beta)2 for phase III clinical trials in its own facilities. Upon commercialization, Genzyme Tissue Repair will make royalty payments to Celtrix based on cumulative product sales. Genzyme Tissue Repair is also obligated to make milestone payments to Celtrix for product development related achievements.

     Genzyme Tissue Repair is also developing recombinant TGF-(beta)2 for formulation as an intravenous injectable product for administration to multiple sclerosis ("MS") patients for the prevention of autoimmune damage of nerve tissue. This program continues work begun by Celtrix on TGF-(beta)2 in people suffering from MS. In April 1994, Celtrix initiated a Phase I clinical study with recombinant TGF-(beta)2 in individuals with MS. The study is being conducted by the National Institute of Neurological Disorders and Stroke. The initial clinical evaluation of TGF-(beta)2 in patients with MS is an open-label, ascending-dose safety study involving 15 patients with the progressive form of the disease. Genzyme Tissue Repair continues to conduct toxicity studies of TGF-(beta)2 to support future Phase II clinical trials. Genzyme Tissue Repair has not committed to a development and commercialization strategy for TGF-(beta)2 for MS and has begun exploratory discussions regarding the future grant of a license to a third party for this indication.

     TGF-(beta)2 has also been shown to promote wound healing in animal models of hard tissue repair. Genzyme Tissue Repair has been approached by a number of companies in the orthopedic implant market to evaluate the use of TGF-(beta)2 in conjunction with accelerating the healing process in segmental defect repair and general use of implants. Genzyme Tissue Repair may grant a license for use of TGF-(beta)2 for this indication to a third party.

     Genzyme Tissue Repair's rights with respect to TGF-(beta)2 derive from a license and development agreement which Genzyme and Celtrix entered into in June 1994. The agreement provides for a collaboration between the parties to develop and commercialize TGF-(beta)2 for any therapeutic uses for any clinical indication (excluding soft tissue augmentation, vascular prostheses, and all ophthalmic and mucositis indications). Genzyme's rights and obligations under the agreement with Celtrix have been allocated to Genzyme Tissue Repair. Pursuant to the license agreement, Genzyme Tissue Repair has worldwide commercialization rights, excluding Asia, for all systemic indications and select other indications of TGF-(beta)2. Celtrix has retained the right to acquire rights to indications not pursued by Genzyme Tissue Repair.

      VIANAIN(R) Debriding Product. Vianain(R) Debriding Product is a proprietary enzyme preparation designed to remove necrotic tissue from the wound site. Vianain(R) Debriding Product is formulated in a hydrophilic cream delivery vehicle so that it is highly viscous and easy to apply to and cleanse from the wound site. Since Vianain(R) Debriding Product is designed to be applied at the bedside by a nurse or technician, Genzyme Tissue Repair believes it may also be more cost effective to use than currently available debridement methods. Genzyme Tissue Repair intends to use the same proprietary preparation of Vianain(R) Debriding Product to remove necrotic tissue from both burn and skin ulcers.

     In October 1995, Genzyme Tissue Repair completed a Phase II clinical trial of Vianain(R) Debriding Product in burn patients. The results of this multi-center study indicate that (i) Vianain(R) Debriding Product is a safe and effective debriding agent; (ii) multiple applications of Vianain(R) Debriding Product are required to effectively debride the burn wound; (iii) a significantly higher number of patients treated with Vianain(R) Debriding Product achieved acceptable debridement of the wound compared to patients treated with the vehicle alone; (iv) there was insufficient information to determine if the use of Vianain(R) Debriding Product can speed the determination of early burn depth; and (v) there was a trend toward decreased time to wound closure in the Vianain(R) Debriding Product treatment group as compared to the control group, but this difference was not statistically significant.

     A Phase II single-center study evaluating the ability to transplant skin grafts to full thickness burn injuries directly following treatment with Vianain(R) Debriding Product in ten patients was completed in May 1995. Clinical results indicate that the use of Vianain(R) Debriding Product does not yield an immediately graftable bed in full thickness burns. It appears, however, to be an effective debulking agent.

     Phase I clinical studies for the Vianain(R) Debriding Product for the treatment of chronic skin ulcers were completed in June 1995. A total of 15 chronic ulcer patients (8 venous, 5 diabetic, 2 pressure) were treated. Preliminary results indicate that Vianain(R) Debriding Product is a safe and effective debriding agent. The product appears to be most effective in venous ulcers; six out of eight patients experienced at least 90% debridement (the remaining 2 patients showed 50-89% debridement) and seven patients showed a significant increase in the amount of healthy granulation tissue present. Genzyme Tissue Repair has not committed to a development and commercialization strategy for Vianain(R) Debriding Product for chronic skin ulcers and has begun exploratory discussions regarding the future grant of a license to a third party for this indication.

   PRODUCTION

     Genzyme Tissue Repair has developed and validated a commercial scale, proprietary chondrocyte processing system for the CARTICEL(R) Service. A total of 54 validation studies were conducted as part of this process. In addition, Genzyme Tissue Repair has developed hundreds of standard operating procedures to ensure the safety and quality of the CARTICEL(R) Service. These procedures incorporate Genzyme Tissue Repair's quality assurance program, consisting of facility controls, process controls and final product testing. Furthermore, each technician undergoes three months of training prior to handling patient cells. All production and quality control procedures are intended to ensure traceability of operations. These systems and procedures will require FDA approval as part of the BLA for the CARTICEL(R) Service. See "The CARTICEL(R) Service--Government Regulation."

     During 1996, Genzyme Tissue Repair's process development efforts are directed toward expanding autologous chondrocyte culture capacity, streamlining processing, improving quality at lower production costs and strengthening Genzyme Tissue Repair's proprietary position. This work includes improving yields, reducing labor associated with harvesting chondrocytes from cartilage biopsies, developing methods for extending the viability of both biopsy specimens and final product cell suspensions, and identifying cell culture systems that will enable Genzyme Tissue Repair to automate much of the production process for the CARTICEL(R) Service.

     Genzyme Tissue Repair produces materials for its Epicel(SM) Service and CARTICEL(R) Service in a specialized facility designed for the production of cell based therapies. During the second half of 1995, Genzyme Tissue Repair upgraded and increased the processing capacity of that plant for the CARTICEL(R) Service to approximately 5,000 patients per year. In January 1996, Genzyme Tissue Repair acquired two adjacent buildings in Framingham, Massachusetts which it is developing as a CARTICEL(R) Service production facility with annual capacity of approximately 13,000 patients. This project was completed in 1996. To avoid excess capacity due to manufacturing process improvements and a lower than expected rate of reimbursement approvals, however, one of the facilities acquired by Genzyme Tissue Repair was reallocated to Genzyme General in exchange for cash. In addition, beginning in January 1997, Genzyme Tissue
Repair leased approximately half of the second facility to Genzyme General for a term of three years. Genzyme Tissue Repair expects that Vianain(R) and TGF-(beta)2 will be manufactured for Genzyme Tissue Repair by the Genzyme General on terms and conditions to be negotiated between the divisions.

   COMPETITION

     Genzyme Tissue Repair is engaged in a segment of the human health care products industry that is extremely competitive. Competitors in the U.S. and elsewhere are numerous and include major pharmaceutical, chemical, surgical device and biotechnology companies, many of which have substantially greater resources than Genzyme. These companies may succeed in developing products and services that are more effective than any that have been or may be developed by Genzyme Tissue Repair and may also prove to be more successful than Genzyme Tissue Repair in producing and marketing their products and services.

     Each of Genzyme Tissue Repair's products and services faces different competitive challenges:

     THE CARTICEL(R) SERVICE. Genzyme Tissue Repair is aware of four companies, Advanced Tissue Sciences, Inc. ("ATS"), in conjunction with Smith and Nephew PLC, Integra LifeSciences Corp. ("Integra"), LifeCell Corp. and Verigen,
Inc. that are engaged in research on cultured cartilage products.

     EPICEL(SM) SERVICE. Genzyme Tissue Repair is the only commercial provider of cultured skin grafts that have been shown to provide permanent skin replacement for burn patients in the U.S. However, Genzyme Tissue Repair may face competition from companies using other approaches to culture skin tissue. Integra is marketing a collagen-based dermal replacement product for severely burned patients. This product will still require a skin graft from the patient or the Epicel(SM) Service to close a full-thickness wound, however, and therefore will not compete directly with the Epicel(SM) Service. ATS also has received approval for a temporary wound covering for burns. Organogenesis, Inc. has submitted a PMA for a product to be used for the closure of venous stasis ulcers. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

     TGF-(BETA)2. The use of growth factors is emerging as a treatment for partial-thickness or very small full-thickness wounds. A number of companies are currently conducting or planning to conduct clinical trials with growth factors, although to date, no recombinant growth factor product has received FDA approval. Potential competitors include Chiron Corp., in collaboration with the Ethicon division of Johnson & Johnson, Curative Technologies, Inc., and Scios Novo, Inc.. Curative Technologies, Inc., also has one product on the market which does not require FDA approval. Such growth factors may prove to be complementary to, as well as competitive with, TGF-(beta)2. Genzyme Tissue Repair does not believe, however, that growth factors can provide permanent skin replacement to compete with the Epicel(SM) Service. Additionally, TGF-(beta)2 will compete with interferon-based immunomodulators produced by Chiron Corp. and Biogen Inc. for the treatment of MS.

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

   PATENTS AND PROPRIETARY RIGHTS

     Genzyme Tissue Repair pursues a policy of obtaining patent protection both in the U.S. and in selected foreign countries for subject matter considered patentable and important to its business. In addition, a portion of Genzyme Tissue Repair's proprietary position is based upon patents licensed by Genzyme. These license agreements generally require Genzyme Tissue Repair to pay royalties upon commercialization of products covered by the licensed technology. Genzyme Tissue Repair's patent position and proprietary technology are subject to certain risks and uncertainties. See "Factors Affecting Future Operating Results--Uncertainty Regarding Patents and Protection of Proprietary Technology" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Genzyme Tissue Repair received its first patent in October 1995 for its method of freezing cells. In addition, Genzyme Tissue Repair has filed and is preparing several patent applications covering its work in cartilage repair. Genzyme Tissue Repair possesses substantial know-how in the field of autologous cell development generally, and for the CARTICEL(R) Service in particular. Such know-how includes the production of biopsy kits and packaging materials, procedures for quality control, sterility, segregation and manufacturing, and product delivery, and the method by which Genzyme Tissue Repair validates assays for future development. Genzyme Tissue Repair believes that this significant technological know-how places it in a competitively advantageous position.

     Genzyme Tissue Repair's proprietary position in the culturing of epidermal tissues was originally exclusively licensed from Harvard University and has been augmented by recently obtained additional patents covering cool storage technology and packaging of skin grafts produced using the Epicel(SM) Service. Genzyme Tissue Repair has also exclusively licensed, on a worldwide basis except for Italy, recent patents covering cryopreservation of such skin grafts. Genzyme Tissue Repair has extended this basic cryopreservation technology by patenting additional developments and improvements in the U.S..

     Genzyme Tissue Repair also possesses know-how relating to the large-scale production of cultured epidermal grafts, the growth of other types of mammalian cells including fibroblasts and epithelial cells, and the formulation of various types of biomaterials, including HA. In addition to HA know-how, Genzyme Tissue Repair has rights to a series of issued U.S. patents in tissue repair covering modified forms of HA.

     Genzyme Tissue Repair has pending and issued patents in the U.S. and other countries covering the enzymatic formulation of the Vianain(R) Debriding Product and hydrophilic cream delivery vehicle for the product.

     Celtrix has obtained patents and filed patent applications in the U.S. and foreign countries on the composition of TGF-(beta)2, its formulation and its therapeutic applications in wound healing, cancer, immune therapy and bone therapy. Genzyme allocated the rights under its license with Celtrix to Genzyme Tissue Repair at the time of Genzyme Tissue Repair's creation in December 1994.

     While Genzyme Tissue Repair seeks a strong patent position, it believes that its competitive position will also depend on its ability to maintain its trade secrets and proprietary know-how, to achieve market leadership in key product areas and to obtain successful clinical results. Genzyme Tissue Repair's employees, advisors and consultants who have access to Genzyme Tissue Repair proprietary information are required to sign confidentiality agreements.

   GOVERNMENT REGULATION

     Material developments in respect of the regulation of the CARTICEL(R) Service are described under the caption "The CARTICEL(R) Service--Government Regulation."

     A federal criminal statute that prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but which permits recovery of reasonable costs associated with such activities, has not been applied to the CARTICEL(R) Service or Epicel(SM) Service. Certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin, all of which could be interpreted to apply to Genzyme Tissue Repair's production and distribution of cultured tissue products. Provisions in certain states' statues prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank but permit licensed tissue banks, including companies, to recover their reasonable costs associated with such sales.

     Federal or state regulation could result in significant expense to Genzyme Tissue Repair, limit Genzyme Tissue Repair's reimbursement for its services, and otherwise materially adversely affect Genzyme Tissue Repair's results of operations.

     Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the European Union. Therefore, each European country is free to impose its own regulations on the marketing of such products. To date, Genzyme Tissue Repair has not encountered any local registration requirements for market introduction of the CARTICEL(R) Service. Genzyme Tissue Repair is currently assessing the regulatory requirements for commercialization of the CARTICEL(R) Service in Japan.

     The FDA has issued draft regulatory guidelines to reduce the risk of contamination of xenotransplanted cellular products with infectious agents. Although Genzyme Tissue Repair's management believes the processes used to produce the porcine cell products under development by the joint venture would comply with the guidelines as drafted, such guidelines may undergo substantial revision before definitive guidelines are issued by the FDA. There can be no assurance that definitive guidelines will be issued by the FDA or that the processes used by the joint venture will comply with any guidelines that may be issued.

     Genzyme Tissue Repair is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous safety procedures used in connection with Genzyme Tissue Repair's research work and production operations. Although Genzyme Tissue Repair believes that its safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be completely eliminated. In the event of such an accident, Genzyme Tissue Repair could be held liable for any damages that result and any liabilities could exceed Genzyme Tissue Repair's resources.

EMPLOYEES OF THE REGISTRANT

     As of December 31, 1996, Genzyme (including all consolidated subsidiaries and excluding GTC) had approximately 3,516 employees. Doctorate degrees are held by 182 of the Company's employees. Of the Company's employees, 2,908 are located in the U.S. and Canada, 292 in the United Kingdom, 296 in the rest of Europe and 20 in Japan and the Far East.

     None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

RESEARCH AND DEVELOPMENT COSTS

The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from Part II, Item 8 "Consolidated Financial Statements and Supplementary Schedules" and specifically to the "Consolidated Statements of Operations" and to Note J of "Notes to Consolidated Financial Statements."

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

The information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K is incorporated by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note N of "Notes to Consolidated Financial Statements."

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current executive officers of Genzyme are as follows:

NAME                                AGE     TITLE
----                                ---     -----
Henri A. Termeer                    50      Chairman of the Board, President and Chief Executive Officer
Geoffrey F. Cox, Ph.D.              52      Executive Vice President
David J. McLachlan                  57      Executive Vice President, Finance and Chief Financial Officer
Gregory D. Phelps                   47      Executive Vice President
Peter Wirth                         45      Executive Vice President and Chief Legal Officer
David D. Fleming                    47      Group Senior Vice President, Diagnostics
John V. Heffernan                   57      Senior Vice President, Human Resources
Richard A. Moscicki, M.D.           44      Senior Vice President, Clinical, Medical and Regulatory Affairs and
                                            Chief Medical Officer
Alan E. Smith, Ph.D.                51      Senior Vice President, Research and Chief Scientific Officer
G. Jan van Heek                     46      Group Senior Vice President, Therapeutics

     Each officer's term of office extends until the meeting of the Genzyme Board following the next annual meeting of stockholders and until a successor is elected and qualified or until his or her earlier resignation or removal.

     MR. TERMEER has served as President of Genzyme since October 1983, Chief Executive Officer since December 1985 and Chairman of the Board since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is Chairman of the Board of Genzyme Transgenics Corporation ("GTC") and, until its acquisition by Genzyme in December 1996, was Chairman of the Board of Neozyme II Corporation ("Neozyme II"). Mr. Termeer is also a director of Abiomed, Inc., AutoImmune Inc., Diacrin, Inc. and GelTex Pharmaceuticals, Inc., and a trustee of Hambrecht & Quist Healthcare Investors and of Hambrecht & Quist Life Sciences Investors.

     DR. COX joined Genzyme in June 1984 and has served as Executive Vice President since September 1996. From May 1988 until September 1996, he served as Senior Vice President, Operations of Genzyme. Dr. Cox also is responsible for Genzyme's diagnostic businesses and global manufacturing operations. For 11 years prior to joining Genzyme, Dr. Cox worked for the manufacturing division of British Fermentation Products, Ltd., a division of Gist-Brocades N.V. Dr. Cox is also a director of Aronex Pharmaceuticals, Inc.

     MR. MCLACHLAN joined Genzyme in December 1989 and has served as Executive Vice President, Finance since September 1996. Mr. McLachlan served as Senior Vice President, Finance from 1989 to September 1996 and has held the position of Chief Financial Officer since 1989. Prior to joining Genzyme, he served for more than five years as Vice President of Finance for Adams-Russell Electronics Inc., a defense electronics manufacturer, and Adams-Russell Co., Inc., a cable television company. Mr. McLachlan also serves as a director of HearX, Ltd., a company providing products and services to the hearing impaired.

     MR. PHELPS joined Genzyme in November 1991 and has served as Executive Vice President since September 1996. Mr. Phelps held the position of Senior Vice President of Genzyme from November 1991 to September 1996. From December 16, 1994 to September 1996, he also served as President of GTR. Prior to joining Genzyme, Mr. Phelps served as President and Chief Executive Officer of Viagene, Inc. from October 1988 to June 1990 and of ZymoGenetics, Inc. from May 1986 to August 1988, and held various positions at Baxter Travenol Laboratories, Inc. from 1975 to 1986. Mr. Phelps was a director of Neozyme II prior to its acquisition by Genzyme in December 1996.

     MR. WIRTH joined Genzyme in January 1996 and has served as Executive Vice President, Legal Affairs and Chief Legal Officer since September 1996. From January 1996 to September 1996, Mr. Wirth served as Senior Vice President and General Counsel of Genzyme. Mr. Wirth was also a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP.

     MR. FLEMING joined Genzyme in April 1984 and has served as Group Senior Vice President, Diagnostics since September 1996. Prior to that date he served as President of Genzyme's diagnostics division beginning in January 1989 and as a Senior Vice President of Genzyme beginning in August 1989. For 11 years prior to joining Genzyme, he worked for Baxter Travenol Laboratories, Inc.

     MR. HEFFERNAN joined Genzyme as Vice President, Human Resources in October 1989 and has served as Senior Vice President, Human Resources since May 1992. Prior to joining Genzyme, he served for more than five years as Vice President, Human Resources Corporate Staff of GTE Corporation, a diversified communications and electronics company.

     DR. MOSCICKI joined Genzyme in March 1992 as Medical Director, became Vice President, Medical Affairs in early 1993 and was named Vice President, Clinical, Medical and Regulatory Affairs in December 1993. Since September 1996, he has served as Senior Vice President, Clinical Medical and Regulatory Affairs and Chief Medical Officer. Since 1979, he has also been a physician staff member at the Massachusetts General Hospital and a faculty member at the Harvard Medical School.

     DR. SMITH joined Genzyme in August 1989 as Senior Vice President, Research and has also served as Chief Scientific Officer since September 1996. Prior to joining Genzyme, he served as Vice President-Scientific Director of Integrated Genetics, Inc. from November 1984 until its merger with Genzyme in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England and from 1972 to October 1980, he was a member of the scientific staff at the ICRF. Dr. Smith also serves as a director of GTC.

     MR. VAN HEEK joined Genzyme in September 1991 as General Manager of its wholly-owned subsidiary, Genzyme, B.V., and became a Genzyme Vice President and the President of Genzyme Therapeutics Division in December 1993. Since September 1996, Mr. van Heek has served as Group Senior Vice President, Therapeutics. Prior to joining Genzyme, he was, since 1988, Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation. Mr. van Heek also served as President and Treasurer of Neozyme II from March 1992 to December 1995.

ITEM 2.   PROPERTIES.

      Genzyme's operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities principally in the United States, United Kingdom, Netherlands, Switzerland and Germany. All properties are leased except for certain properties in Haverhill and West Malling, England, and Coventry, Connecticut, Fall River, Massachusetts, Framingham, Massachusetts, Allston, Massachusetts and Santa Fe, New Mexico. Genzyme's principal properties are, for Genzyme General, its manufacturing facilities for the large scale production of its therapeutic proteins, biomaterials, diagnostic products and pharmaceuticals and its genetic diagnostic facilities and, for Genzyme Tissue Repair, its state-of-the art cell processing facilities for the CARTICEL[R] Service and the Epicel[SM] Service.

GENZYME GENERAL

SPECIALTY THERAPEUTICS
Ceredase[R] enzyme is produced under GMP conditions at Genzyme's FDA inspected therapeutic products manufacturing facility located in Cambridge, Massachusetts. The facility, which is owned by the Company, is built on land held under a 60 year lease. Ceredase[R] enzyme is manufactured under GMP conditions in the Company's small-scale manufacturing facility in Framingham, Massachusetts. This facility is also used to make Thryogen[R] hormone for clinical trial use and, if approved by the FDA, for distribution to patients under a treatment IND.

SURGICAL PRODUCTS
Genzyme has manufacturing capacity at two UK facilities to produce commercial quantities of HA powder for its family of HA-based products currently under development on behalf of the Partnership. Seprafilm[TM] bioresorbable membrane is produced at commercial scale from the HA powder in the Company's manufacturing facility in Framingham, Massachusetts.

In July 1996 in connection with the acquisition of DSP, the Company acquired or assumed the leases for certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Germany for use in manufacturing and warehousing its Surgical Products.

GENZYME GENETICS
The Company's genetic testing business primarily conducts operations in clinical laboratory and administrative facilities which the Company's owns in Framingham, Massachusetts and Santa Fe, New Mexico. The Company maintains certain small-scale laboratories in Florida and California.

DIAGNOSTIC PRODUCTS
Immunobiological products, diagnostic test kits and reagents are produced in manufacturing facilities in San Carlos, California, Cambridge, Massachusetts and Russelsheim, Germany.

Diagnostic enzymes and other fermentation products are produced in a multi-purpose fermentation facility in Maidstone, England and a protein purification plant in West Malling, England.

In 1996, the Company began construction of a new fermentation facility and warehousing facility in West Malling, England.

PHARMACEUTICALS
A multi-use pharmaceutical facility in Haverhill, England is used to produce commercial quantities of active pharmaceutical products, including phospholipids. A second multi-use pharmaceutical facility in Liestal, Switzerland is used to produce peptides.

TISSUE REPAIR DIVISION
Production for the CARTICEL[R] Service and Epicel[SM] Service currently occurs primarily in the Company's cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide the CARTICEL[R] Service to approximately 5,000 patients per year. In 1996, the Company established a surgeon training center at its facility in the Netherlands in conjunction with the CARTICEL[R] program.

Selling and marketing activities for both Genzyme General and Genzyme Tissue Repair are concentrated at facilities leased by the Company in Cambridge, Massachusetts and the Netherlands. The Company conducts its research and development activities primarily at its laboratory facilities in the United States.

Leases for the Company's facilities contain typical commercial lease provisions including renewal options, rent escalators and tenant responsibility for operating expenses. The Company believes that it has or is in the process of developing adequate manufacturing capacity to support its requirements for the next several years.

ITEM 3.   LEGAL PROCEEDINGS.

     As of the filing date of this Form 10-K, there are no pending legal proceedings deemed material by the Company to which Genzyme or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of Genzyme during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

        The Company has two classes of common stock: GGD Stock and GTR Stock. The GGD Stock and the GTR Stock are intended to reflect the value and track the performance of Genzyme General and Genzyme Tissue Repair, respectively. The
GGD Stock and the GTR Stock are traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbols GENZ and GENZL, respectively. On June 7, 1996 the Company declared a 2-for-1 stock split of shares of the GGD Stock, which was paid in the form of a stock dividend on July 25, 1996. All share and per share amounts have been re-stated to reflect this split. As of March 1, 1997, there were 2,908 and 3,665 shareholders of record of GGD Stock and GTR Stock, respectively.

        The following table sets forth, for the periods indicated, the high and low sale prices for the GGD Stock and the GTR Stock as reported by Nasdaq.

                                       High             Low
        GGD Stock
        1996:
          First Quarter .............. $38 1/2          25 5/8
          Second Quarter .............  31 1/4          23 1/2
          Third Quarter ..............  26 3/4          21 3/8
          Fourth Quarter .............  26 1/8          19 3/4
        1995:
          First Quarter ..............  20 3/4          13 5/8
          Second Quarter .............  22              18
          Third Quarter ..............  32 1/8          19 3/4
          Fourth Quarter .............  35 1/50         24

        GTR Stock
        1996:
          First Quarter .............. $28 3/4         $13 7/8
          Second Quarter .............  17 1/8          10 7/8
          Third Quarter ..............  11 7/8           6 5/8
          Fourth Quarter .............  11 1/8           6 1/2

        1995:
          First Quarter ..............   7 3/4           3 1/2
          Second Quarter .............   7 5/8           5 1/8
          Third Quarter ..............  16 5/8           6 1/2
          Fourth Quarter .............  18 1/2          11 3/4

        No cash dividends have been paid to date on the GGD Stock or the GTR Stock and the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA
          GENZYME CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS DATA (1)
(DOLLARS IN THOUSANDS)                                                  FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                             1996         1995         1994         1993         1992
                                                             ----         ----         ----         ----         ----
Revenues:
   Net product sales ................................    $424,483     $304,373     $238,645     $183,366     $139,568
   Net service sales ................................      68,950       52,450       50,010       50,511       40,400
   Revenues from research and development
    contracts:
     Related parties ................................      23,011       26,758       20,883       34,162       35,412
     Other ..........................................       2,310          202        1,513        2,332        3,699
                                                         --------     --------     --------     --------     --------
                                                          518,754      383,783      311,051      270,371      219,079
Operating costs and expenses:
   Cost of products sold ............................     155,930      113,964       92,226       64,704       52,514
   Cost of services sold ............................      54,082       35,868       32,403       34,558       27,254
   Selling, general and administrative ..............     162,264      110,447       80,990       72,752       56,667
   Research and development (including research
    and development related to contracts) ...........      80,849       68,845       55,334       48,331       39,675
   Amortization of intangibles ......................       8,849        4,647        4,741        5,964        3,037
   Purchase of in-process research and
    development(2)  .................................     130,639       14,216       11,215       49,000       51,100
   Goodwill impairment and restructuring(3) .........       1,465            -                    26,517            -
   Charge for purchase options and financing
    exercises(4) ....................................           -            -            -            -       16,905
                                                         --------     --------     --------     --------     --------
                                                          594,078      347,987      276,909      301,826      247,152
                                                         --------     --------     --------     --------     --------

Operating income (loss) .............................     (75,324)      35,796       34,142      (31,455)     (28,073)

Other income and (expenses):
   Minority interest in net loss of subsidiaries ....           -        1,608        1,659        9,892        1,678
   Equity in loss of unconsolidated subsidiaries ....      (4,360)      (1,810)      (1,353)           -            -
   Gain on investments and charges for impaired
     investments.....................................       1,711            -       (9,431)        (700)           -
   Settlement of lawsuit ............................           -            -       (1,980)           -            -
   Investment income ................................      15,341        8,814        9,101       12,209       21,981
   Interest expense .................................      (6,990)      (1,109)      (1,354)      (2,500)      (7,099)
                                                         --------     --------     --------     --------     --------
                                                            5,702        7,503       (3,358)      18,901       16,560
                                                         --------     --------     --------     --------     --------
Income (loss) before income taxes ...................     (69,622)      43,299       30,784      (12,554)     (11,513)

Benefit (provision) for income taxes ................      (3,195)     (21,649)     (14,481)       6,459      (18,804)
                                                         --------     --------     --------     --------     --------

Net income (loss) ...................................    $(72,817)    $ 21,650     $ 16,303     $ (6,095)    $(30,317)
                                                         ========     ========     ========     ========     ========

CONSOLIDATED STATEMENT OF OPERATIONS DATA (CONTINUED)(1)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     FOR THE YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA:                                          1996        1995        1994        1993        1992
                                                            ----        ----        ----        ----        ----
  ATTRIBUTABLE TO THE GENERAL DIVISION:
    Net income (loss) (5,6) ........................  $  (30,502)   $ 43,680    $ 32,054    $ 18,020    $(29,809)
                                                      ==========    ========    ========    ========    ========

    Per common and common equivalent share (5,6):
       Net income (loss) ...........................  $    (0.45)   $   0.73    $   0.61    $   0.34    $  (0.67)
                                                      ==========    ========    ========    ========    ========


       Average shares outstanding ..................      68,289      60,184      52,338      52,500      44,740
                                                      ==========    ========    ========    ========    ========


  ATTRIBUTABLE TO THE TISSUE REPAIR DIVISION:
    Net loss (5) ...................................  $  (42,315)   $(22,030)   $(15,751)   $(24,115)   $   (508)
                                                      ==========    ========    ========    ========    ========

    Per common share (5) ...........................  $    (3.38)   $  (2.28)   $  (4.40)   $  (7.43)   $  (0.17)
                                                      ==========    ========    ========    ========    ========

          Average shares outstanding ...............      12,525       9,659       3,578       3,245       3,019
                                                      ==========    ========    ========    ========    ========

CONSOLIDATED BALANCE SHEET DATA (1):                                           DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA:                                          1996        1995        1994        1993        1992
                                                            ----        ----        ----        ----        ----

Cash and investments (7) ...........................  $  187,955    $326,236    $153,460    $168,953
                                                                                                        $248,325
Working capital ....................................     395,605     352,410     103,871      99,605     166,324
Total assets .......................................   1,270,508     905,201     658,408     542,052     481,896
Long-term debt and capital lease obligations
 excluding current portion (8) .....................     241,998     124,473     126,729     144,674     105,369
Stockholders' equity (9) ...........................     902,309     705,207     418,964     334,072     322,613

There were no cash dividends paid.

------------------------
(1) In October 1992, Genzyme acquired all the outstanding common shares of Vivigen, Inc. ("Vivigen") in a transaction accounted for as a pooling of interests. Accordingly, Genzyme's financial data has been restated to include Vivigen for all periods presented.

(2) In 1992, 1993, 1994 ,1995 and 1996, respectively, Genzyme acquired all of the rights to four of the Neozyme I Corporation ("Neozyme I") development programs and Medix Biotech, Inc. ("Medix"); all of the rights to the remaining two Neozyme I development programs; all of the outstanding stock of BioSurface Technology, Inc. ("BioSurface"); the publicly-held, minority interest in IG; and the assets of Deknatel Snowden Pencer, Inc. ("DSP") and all of the Callable Common Stock of Neozyme II Corporation ("Neozyme II"). In connection with these transactions, all of which were accounted for as purchases, Genzyme charged to operations the following amounts which represented the purchase of in-process research and development: 1992, $51.1 million; 1993, $49.0 million, 1994, $11.2 million, 1995, $14.2 million and in 1996, $130.6 million.

(3) In 1993, the Company incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its diagnostic services business and wrote off $23.7 million for the value of impaired goodwill associated primarily with IG's acquisition of Genetic Design, Inc. ("GDI") in 1992. In 1996, the Company incurred additional restructuring charges of $1.0 million related to the consolidation of laboratory operations in its diagnostic services business and $0.5 million related to the consolidation of foreign operations in its surgical products business in connection with certain acquisitions.

(4) In 1992, Genzyme sponsored formation of Neozyme II. In connection with this transaction, Genzyme obtained the option to acquire all of the equity of Neozyme II under certain circumstances in exchange for the issuance of warrants to acquire the Company's stock. The value assigned to this option ($16.9 million) was charged to operations in the period the option was obtained due to uncertainty as to Genzyme's future exercise of this option.

(5) Net income (loss) attributable to the General Division and the Tissue Repair Division and net income (loss) per share for the years ended December 31, 1992, and 1993 give effect to the management and accounting policies adopted by the Board in connection with the creation of GTR and, accordingly, are pro forma presentations.

(6) Reflects July 25, 1996 2-for-1 stock split of General Division Stock effected by means of a 100% stock dividend paid to stockholders of record on July 11, 1996. A total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

(7) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(8) In October 1991, the Company issued $100.0 million of 6 3/4% convertible subordinated notes due October 2001 and received net proceeds of $97.3 million. The notes were converted into shares of GGD Stock in March 1996. In June 1996, the Company's $15.0 million credit line with a commerical was increased to $215.0 million in connection with the acquisition of Deknatel Snowden Pencer, Inc. ("DSP") in July 1996. In November 1996, this credit line was re-financed with a syndicated group of banks and the revolving line of credit was increased to $225.0 million. As of December 1996, the Company borrowed $218.0 million under this credit facility of which $200.0 million was allocated to the General Division and $18.0 million to GTR to finance operations. In July 1996, Genzyme made a final payment of approximately $7.6 million for a company acquired in 1994.

(9) In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on December 16, 1994. In December 1994, Genzyme issued 5,000,000 shares of TR Stock valued at $25.3 million in connection with the acquisition of BioSurface. In September 1995, GTR completed the sale of 3,000,000 shares of TR Stock for net proceeds of $42.3 million. In October 1995, the General Division completed the sale of 5,750,000 shares of General Division Stock for net proceeds of $141.3 million.

GENERAL DIVISION

COMBINED STATEMENT OF OPERATIONS DATA (1)
(AMOUNTS IN THOUSANDS)                                                           FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                      1996         1995         1994         1993         1992
                                                                      ----         ----         ----         ----         ----
Revenues:
    Net product sales ........................................    $424,483     $304,373     $238,645     $183,366     $139,568
    Net service sales ........................................      61,638       47,230       49,686       50,511       40,400
    Revenues from research and development
     contracts:
      Related parties ........................................      23,011       26,758       20,883       29,478       32,746
      Other ..................................................       2,310          202        1,513        2,332        3,699
                                                                  --------     --------     --------     --------     --------
                                                                   511,442      378,563      310,727      265,687      216,413
Operating costs and expenses:
    Cost of products sold ....................................     155,930      113,964       92,226       64,704       52,514
    Cost of services sold ....................................      42,889       31,137       32,116       34,558       27,254
    Selling, general and administrative ......................     135,153       97,520       80,026       72,051       55,844
    Research and development (including
     research and development related to contracts) ..........      69,969       57,907       51,696       45,526       37,324
    Amortization of intangibles ..............................       8,849        4,647        4,741        5,964        3,037
    Purchase of in-process research and
     development (2) .........................................     130,639       14,216            -       24,000       51,100
    Goodwill impairment and restructuring charges (3) ........       1,465            -            -       26,517            -
    Charge for purchase options and financing
     exercises (4) ...........................................           -            -            -            -       16,905
                                                                  --------     --------     --------     --------     --------
                                                                   544,894      319,391      260,805      273,320      243,978
                                                                  --------     --------     --------     --------     --------

Operating income (loss) ......................................     (33,452)      59,172       49,922       (7,633)     (27,565)

Other income and (expenses):
    Minority interest in net loss of subsidiaries ............           -        1,608        1,659        9,892        1,678
    Equity in loss of unconsolidated subsidiary ..............      (2,633)      (1,810)      (1,353)           -            -
    Gain on investments and charges for impaired investments..       1,711            -       (9,431)        (700)           -
    Settlement of lawsuit ....................................           -            -       (1,980)           -            -
    Investment income ........................................      13,909        7,428        9,072       12,209       21,981
    Interest expense .........................................      (6,842)      (1,069)      (1,354)      (2,500)      (7,099)
                                                                  --------     --------     --------     --------     --------
                                                                     6,145        6,157       (3,387)      18,901       16,560
                                                                  --------     --------     --------     --------     --------
Income (loss) before income taxes ............................     (27,307)      65,329       46,535       11,268      (11,005)
Provision for income taxes ...................................     (20,122)     (30,506)     (16,341)      (2,812)     (19,007)
                                                                  --------     --------     --------     --------     --------

Net income (loss) ............................................     (47,513)      34,823       30,194        8,456      (30,012)

Tax benefit allocated from Tissue Repair Division ............      17,011        8,857        1,860        9,564          203
                                                                  --------     --------     --------     --------     --------

Net income (loss) attributable to General Stock (5,6) ........    $(30,502)    $ 43,680     $ 32,054     $ 18,020     $(29,809)
                                                                  ========     ========     ========     ========     ========

COMBINED STATEMENT OF OPERATIONS DATA (CONTINUED)(1)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                                 1996        1995       1994       1993       1992
                                                                 ----        ----       ----       ----       ----
GENERAL DIVISION COMMON SHARE DATA:
Net income (loss) attributable to General Stock (5,6) ...  $  (30,502)   $ 43,680   $ 32,054   $ 18,020   $(29,809)
                                                           ==========    ========   ========   ========   ========

Per General Division Common and common
 equivalent share (5,6):
    Net income (loss) ...................................  $    (0.45)   $   0.73   $   0.61   $   0.34   $  (0.67)
                                                           ==========    ========   ========   ========   ========

    Average shares outstanding ..........................      68,289      60,184     52,338     52,500     44,740
                                                           ==========    ========   ========   ========   ========

COMBINED BALANCE SHEET DATA (1):                                                          DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                                 1996        1995       1994       1993       1992
                                                                 ----        ----       ----       ----       ----

Cash and investments (7) ................................  $  171,725    $278,663   $128,652   $168,953   $248,325
Working capital .........................................     381,373     308,036     83,314     99,503    166,101
Total assets ............................................   1,229,519     854,586    630,144    532,357    481,896
Long-term debt and capital lease obligations
 excluding current portion (8) ..........................     223,998     124,473    126,555    144,674    105,369
Division equity (9) .....................................     884,225     659,281    395,651    324,391    322,390

There were no cash dividends paid.

------------------
(1) In October 1992, the General Division acquired all the outstanding common shares of Vivigen, Inc. ("Vivigen") in a transaction accounted for as a pooling of interests. Accordingly, the General Division's financial data has been restated to include Vivigen for all periods presented.

(2) In 1992, 1993, 1994 and 1995, respectively, the General Division acquired all of the rights to four of the Neozyme I Corporation ("Neozyme I") development programs and Medix Biotech, Inc. ("Medix"); all of the rights to one of the two remaining Neozyme I development programs; all of the outstanding stock of BioSurface Technology, Inc. ("BioSurface"); the publicly-held, minority interest in IG; and the assets of Deknatel Snowden Pencer, Inc. ("DSP") and all of the Callable Common Stock of Neozyme II Corporation ("Neozyme II"). In connection with these transactions, all of which were accounted for as purchases, Genzyme charged to operations the following amounts which represented the purchase of in-process research and development: 1992, $51.1 million; 1993, $49.0 million, 1994, $11.2 million, 1995, $14.2 million and in 1996, $130.6 million.

(3) In 1993, the General Division incurred restructuring charges of $2.8 million related to the consolidation of laboratory operations in its diagnostic services business and wrote off $23.7 million for the value of impaired goodwill associated primarily with IG's acquisition of Genetic Design, Inc. ("GDI") in 1992. In 1996, the General Division incurred additional restructuring charges of $1.0 million related to the consolidation of laboratory operations in its diagnostic services business and $0.5 million related to the consolidation of foreign operations in its surgical products business in connection with certain acquisitions.

(4) In 1992, the General Division sponsored formation of Neozyme II. In connection with this transaction, the General Division obtained the option to acquire all of the equity of Neozyme II under certain circumstances in exchange for the issuance of warrants to acquire the General Division's stock. The value assigned to this option ($16.9 million) was charged to operations in the period each option was obtained due to uncertainty as to the General Division's future exercise of this option.

(5) Net income (loss) attributable to General Division Stock and net income
(loss) per common and common equivalent share for the years ended December 31, 1992, and 1993 give effect to the provisions of Management and Accounting Policies adopted by the Board in connection with the creation of GTR and accordingly, are pro forma presentations.

(6) Reflects July 25, 1996 2-for-1 stock split of General Division Stock effected by means of a 100% stock dividend paid to stockholders of record on July 11, 1996. A total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

(7) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(8) In October 1991, the Company issued $100.0 million of 6 3/4% convertible subordinated notes due October 2001 and received net proceeds of $97.3 million. The notes were converted into shares of GGD Stock in March 1996. In June 1996, the Company's $15.0 million credit line with a commerical was increased to $215.0 million in connection with the acquisition of Deknatel Snowden Pencer, Inc. ("DSP") in July 1996. In November 1996, this credit line was re-financed with a syndicated group of banks and the revolving line of credit was increased to $225.0 million. As of December 1996, the Company borrowed $218.0 million under this credit facility of which $200.0 million was allocated to the General Division and $18.0 million to GTR to finance operations. In July 1996, Genzyme made a final payment of approximately $7.6 million for a company acquired in 1994.

(9) In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on December 16, 1994. In October 1995, the General Division completed the sale of 5,750,000 shares of General Division Stock for net proceeds of $141.3 million.

TISSUE REPAIR DIVISION

COMBINED STATEMENT OF OPERATIONS DATA
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  FOR THE YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                      1996         1995         1994         1993       1992
                                                                      ----         ----         ----         ----       ----
Revenues:
    Net service sales ........................................    $  7,312     $  5,220     $    324     $      -     $    -
    Related party revenues:
      Technology license fee(1) ..............................           -            -            -        2,000          -
      Revenues from research and development
          contracts: .........................................           -            -            -        2,684      2,666
                                                                  --------     --------     --------     --------     ------
                                                                     7,312        5,220          324        4,684      2,666
Operating costs and expenses:
    Cost of services sold ....................................      11,193        4,731          287            -          -
    Selling, general and administrative ......................      27,111       12,927          964          701        823
    Research and development (including
     research and development related to contracts) ..........      10,880       10,938        3,638        2,805      2,351
    Purchase of in-process research and
     development (2) .........................................           -            -       11,215       25,000          -
                                                                  --------     --------     --------     --------     ------
                                                                    49,184       28,596       16,104       28,506      3,174
                                                                  --------     --------     --------     --------     ------
Operating loss ...............................................     (41,872)     (23,376)     (15,780)     (23,822)      (508)

Other income and (expenses):
    Equity in loss of joint venture ..........................      (1,727)           -            -            -          -
    Investment income ........................................       1,432        1,386           29            -          -
    Interest expense .........................................        (148)         (40)           -            -          -
                                                                  --------     --------     --------     --------     ------
                                                                      (443)       1,346           29            -          -
                                                                  --------     --------     --------     --------     ------
Loss before income taxes .....................................     (42,315)     (22,030)     (15,751)     (23,822)      (508)
Provision for income taxes ...................................           -            -            -          (38)         -
                                                                  --------     --------     --------     --------     ------
Tax benefit allocated to General Division ....................           -            -            -         (255)         -
                                                                  --------     --------     --------     --------     ------
Net loss attributable to Tissue Repair Division stock (4) ....    $(42,315)    $(22,030)    $(15,751)    $(24,115)    $ (508)
                                                                  --------     --------     --------     --------     ------
Per Tissue Repair Division common share:
    Net loss(4) ..............................................    $  (3.38)    $  (2.28)    $  (4.40)    $  (7.43)    $(0.17)
                                                                  --------     --------     --------     --------     ------
    Weighted average shares outstanding(4) ...................      12,525        9,659        3,578        3,245      3,019
                                                                  --------     --------     --------     --------     ------


(DOLLARS IN THOUSANDS)                                DECEMBER 31,
-----------------------------------------------------------------------------------------
COMBINED BALANCE SHEET DATA (1):           1996        1995       1994      1993     1992
Cash and investments (5)............    $16,230     $47,573    $24,808   $     -   $   -
Working capital ....................     14,232      44,374     20,557         -    (149)
Total assets .......................     42,593      52,649     28,435         -       -
Long-term debt(6) ..................     18,000           -          -         -       -
Division equity(7) .................     18,084      45,926     23,313         -    (149)

There were no cash dividends paid.
--------------------
NOTES TO SELECTED FINANCIAL DATA:

(1) GTR received a $2.0 million technology license fee from Neozyme I in July 1993 related to the expansion of the Vianain(R) debriding product.

(2) GTR acquired (a) the rights to the Neozyme Corporation ("Neozyme I") Vianain(R) development program in 1993, and (b) all of the outstanding stock of BioSurface Technology, Inc. ("BioSurface") in 1994. These acquisitions were accounted for as purchases. In-process research and development acquired in connection with the acquisitions was charged to operations.

(3) In 1996, GTR entered into a joint venture with Diacrin, Inc., Diacrin/ Genzyme Ltd. and received $1.9 million in cash from the General Division to find the joint venture in exchange for 231,645 TR Designated Shares. GTR realized a net loss of $1.7 million from the joint venture in 1996.

(4) Net loss attributable to the Tissue Repair Division and net loss per share for the years ended December 31, 1992 and 1993 give effect to the management and accounting policies adopted by the Genzyme Board in connection with the creation of GTR and, accordingly, are pro forma presentations.

(5) Cash and investments includes cash, cash equivalents, and short- and long-term investments.

(6) In December 1996, GTR borrowed $18.0 million under Genzyme's $225.0 million revolving credit facility to fund operations.

(7) In December 1994, the outstanding shares of Genzyme common stock were redesignated as General Division Common Stock on a share-for-share basis and a second class of common stock designated as Tissue Repair Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's previous common stock held by shareholders of record on December 16, 1994. In December 1994, Genzyme issued 5,000,000 shares of TR Stock valued at $25.3 million in connection with the acquisition of BioSurface. In September 1995, GTR completed the sale of 3,000,000 shares of TR Stock for net proceeds of $42.3 million. In June 1996, GTR received $10 million from the General Division in exchange for 1,000,000 TR Designated Shares issued pursuant to the terms of the purchase option agreement between the General Division and GTR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     This discussion contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the expectations of Genzyme's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described under the caption "Factors Affecting Future Operating Results". Stockholders and potential investors should consider carefully these risks and uncertainties in evaluating Genzyme's financial condition and results of operations.

     Genzyme provides its stockholders with three separate sets of financial statements: one for the Company and its subsidiaries on a consolidated basis and one for each of Genzyme General and Genzyme Tissue Repair. The financial statements of each division include the financial position, results of operations and cash flows of programs and products allocated to the division under the Company's Articles of Organization, as amended (the "Genzyme Charter"), and the management and accounting policies adopted by the Genzyme Board of Directors (the "Genzyme Board") to govern the relationship of the divisions. The financial information of Genzyme General and Genzyme Tissue Repair, taken together, include all accounts which comprise the consolidated financial information presented for Genzyme and its subsidiaries.

     For purposes of financial statement presentation, all of the Company's programs, products, assets and liabilities are allocated to either Genzyme General or Genzyme Tissue Repair. Notwithstanding this allocation, Genzyme continues to hold title to all of the assets and is responsible for all of the liabilities allocated to each of the divisions. Holders of Genzyme General Stock and Genzyme Tissue Repair Stock have no specific claim against the assets attributed to the division whose performance is associated with the class of stock they hold. Liabilities or contingencies of either division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of both divisions. Stockholders and potential investors should, therefore, read this discussion and analysis of financial position and results of operations in conjunction with the financial statements and related notes of Genzyme, Genzyme General and Genzyme Tissue Repair included with this Form 10-K.

RESULTS OF OPERATIONS

   GENZYME CORPORATION AND SUBSIDIARIES

          Since the operating results of Genzyme and its subsidiaries reflect the combined operations of Genzyme General and Genzyme Tissue Repair, this discussion summarizes the key factors management considers necessary in reviewing Genzyme's consolidated results of operations. Detailed discussion and analysis of each division's results of operations are provided below under separate headings.

          1996 COMPARED TO 1995

          REVENUES. Total revenues for 1996 were $518.8 million, an increase of 35% over 1995. Product revenues consist of product sales by Genzyme General and increased 39% to $424.5 million in 1996. The increase resulted primarily from the addition of sales from DSP and to increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme.


          Service revenues consist of sales of genetic testing services by Genzyme Genetics and sales of Genzyme Tissue Repair's CARTICEL(R) and EpicelSM Services. Service revenues in 1996 increased 31% to $69.0 million, resulting largely from higher unit volumes at Genzyme Genetics, due primarily to the acquisition of Genetrix.

          Revenues from research and development contracts for 1996 were attributable entirely to Genzyme General and decreased 6% to $25.3 million due to the loss of revenues from Neozyme II as a result of its acquisition by the Company in the fourth quarter.

          MARGINS AND OPERATING EXPENSES. Gross margins for 1996 were 57%, compared to 58% for 1995. Product margins for 1996 were 63%, level with 1995, as increased sales of higher margin products from the Company's existing product lines were offset by lower margin product lines acquired with DSP. Service margins for 1996 decreased to 22% from 32% due primarily to increased costs associated with Genzyme Tissue Repair's sales of the CARTICEL(R) Service and increased costs during the consolidation period associated with Genzyme General's acquisition of Genetrix.

          Selling, general and administrative ("SG&A") expenses for 1996 were $162.3 million, an increase of 41% over 1995. The increase resulted primarily from the acquisitions of DSP and Genetrix and increased staffing in support of the growth in several product lines and the growth in sales of the CARTICEL(R) Service.

          Research and development expenses for 1996 were $80.8 million, an increase of 17% over 1995 due to Genzyme General's commitment to fund development costs of the ATIII program being conducted by GTC and increased spending on internal programs.

          Genzyme recorded the following acquisition-related charges in 1996:
$24.2 million and $106.5 million for the purchase of in-process research and development in connection with the acquisitions of DSP and Neozyme II, respectively; $8.8 million for the amortization of intangible assets including goodwill recorded in connection with the acquisitions of DSP, Genetrix and, in 1995, the publicly-held, minority interest in IG Laboratories, Inc. ("IG"); and $1.5 for restructuring charges incurred in connection with the acquisitions of DSP and Genetrix.

          OTHER INCOME AND EXPENSES. Other income and expenses decreased 24% to $5.7 million, as increases in interest expenses and Genzyme's equity in the net loss of GTC offset a 74% increase in investment income. Interest expense for 1996 was $7.0 million, compared to $1.1 million in 1995. The increase resulted from interest on funds borrowed to finance portions of the acquisitions of DSP and Neozyme II.

          The tax provision for 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, benefits from operating loss carryforwards and nondeductible charges in connection with tax-free acquisitions. In 1996, the effective tax rate before these acquisitions was 41%, compared to 37% in 1995. The increase in the rate was due to higher nondeductible intangible amortization in 1996 and to lower benefits from operating loss carryforwards available in 1996. The tax provision in 1996 resulted from taxes on foreign earnings and taxes on earnings before acquisition-related charges comprising charges for intangible amortization and incomplete technologies accruing from the acquisitions of DSP and Genetrix.

          1995 COMPARED TO 1994

          REVENUES. Total revenues for 1995 were $383.8 million, an increase of 23% over 1994. Product revenues from Genzyme General in 1995 increased 28% to $304.4 million. The increase resulted primarily from increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme and increased product sales by the Pharmaceuticals and Diagnostic Products business units.

          Service revenues in 1995 increased 4.9% to $52.5 million, as the addition of a full year of revenues from the acquisition of BioSurface Technology, Inc. ("BioSurface"), acquired in December 1994, offset a 5% decline in Genzyme General's sales of genetic testing services.

          Revenues from research and development contracts for 1995 were $27.0 million, an increase of 20% from 1994. Revenues from Neozyme II increased 36% to $24.2 million due primarily to increased activity from collaborations with third parties and increased clinical trial activity.

          MARGINS AND OPERATING EXPENSES. Gross margins for 1995 were 58%, compared to 57% for 1994. Product margins for 1995 increased to 63% from 61% in 1994 due primarily to higher margins on Ceredase(R) enzyme and to the sale of higher margin products and cost reductions by the Genzyme General's Pharmaceuticals business unit. Service margins for 1995 decreased to 32% from 35% due primarily to increased costs associated with introduction of the CARTICEL(R) Service by Genzyme Tissue Repair and price pressure on genetic testing services at Genzyme General.

          SG&A expenses for 1995 were $115.1 million, an increase of 34% over 1994. The increase resulted primarily from increased staffing in support of the growth in several product lines, the launch of the CARTICEL(R) Service by Genzyme Tissue Repair and ongoing operating expenses associated with Sygena A.G. ("Sygena"), a Swiss pharmaceutical company acquired by Genzyme General in July 1994.

          Research and development expenses for 1995 were $68.8 million, an increase of 24% over 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

          Genzyme recorded a charge in 1995 of $14.2 million for the purchase of in-process research and development in connection with the acquisition of IG.

          OTHER INCOME AND EXPENSES. Other income (expenses) were $7.5 million, compared to of ($3.4 million) in 1994 that was attributable to the write-off of impaired value of certain equity investments in the amount of $9.4 million and the settlement of a lawsuit with a payment of $2.0 million. Interest expense for 1995 was $1.1 million, net of capitalized interest of $9.0 million. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $6.7 million. These notes were converted to General Division Stock and GTR Stock in March 1996.

          The tax provision for 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generated no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate for 1995 was 50%, compared to 47% in 1994, largely due to the non-deductibility of the charges for in-process research and development of $14.2 and $11.2 in 1995 and 1994, respectively. The remainder of the increase was due to changes in U.S. versus foreign taxable income.

   GENZYME GENERAL

          1996 COMPARED TO 1995

          REVENUES. Total revenues for 1996 were $511.4 million, an increase of 35% over 1995. Product and service revenues were $486.1 million, an increase of 38% over 1995. Revenues from research and development contracts for 1996 were $25.3 million, a decrease of 6% from 1995.

          Product revenues in 1996 increased 39% to $424.5 million, due primarily to the addition of sales through the acquisition DSP and to increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme. Increases in sales by each of the Diagnostic Products and Pharmaceuticals business units accounted for the remainder of the increase in product revenues in 1996.

          Sales of Specialty Therapeutic products in 1996 consisted entirely of sales of Ceredase(R) enzyme and Cerezyme(R) enzyme. Sales of Ceredase(R) enzyme and Cerezyme(R) enzyme in 1996 increased 23% to $264.6 million due to increased shipments resulting from the introduction of these products in Japan and continued growth in new patient accruals in existing markets. Genzyme General's results of operations are highly dependent on sales of Ceredase(R) enzyme and Cerezyme(R) enzyme, which together represented 62% of consolidated product sales in 1996 compared to 71% in 1995. In October 1996, Genzyme General received FDA approval to manufacture Cerezyme(R) enzyme in a new, large-scale manufacturing plant located in Boston, Massachusetts. Conversion of patients receiving Ceredase(R) enzyme to Cerezyme(R) enzyme commenced in the fourth quarter of 1996. Genzyme General will be required to continue manufacturing Ceredase(R) enzyme until the process of patient conversions is completed, which is expected to occur during the fourth quarter of 1998. Genzyme General may be required to record a charge to earnings for the inventory of Ceredase(R) enzyme remaining upon completion of the patient conversion process, if any.

          The Surgical Products business unit was formed in July 1996 by combining the business of DSP with Genzyme General's Sepra Products. Product sales by the Surgical Products business unit for the period beginning with the DSP acquisition on July 1, 1996 and ending December 31, 1996 were $50.7 million and were generated primarily from sales by DSP. DSP's product sales for the first half of 1996 and for the years ending December 31, 1995 and 1994, which are not included in the results of Genzyme General, were $53.2 million, $95.2 million and $90.5 million, respectively.

          During the third quarter of 1996, the FDA granted approval to market Seprafilm(TM) in the United States. Seprafilm(TM) is the first Sepra Product to obtain FDA marketing approval and was launched broadly in the United States during the fourth quarter. Seprafilm(TM) is being marketed in the United States and Canada by Genzyme General on behalf of the Joint Venture between Genzyme and GDP. In March 1997, Genzyme and GDP reached agreement concerning the operation of and allocations of profits and losses from the Joint Venture. Under the terms of this agreement, Genzyme will act as the sole distributor of the Sepra Products for the Joint Venture, purchasing products from the joint venture at a distributor discount, earning reimbursement for market introduction costs and, in the first year in which the Joint Venture generates revenues in excess of $25 million, reimbursement for general and administrative expense. Genzyme has agreed to indemnify the limited partners against loss of tax benefits from research and development deductions certain limited partners have taken. (See "Business--Related Entities--Genzyme Development Partners, L.P."). Genzyme consolidates 100% of the losses generated by the Joint Venture.

GDP will receive the first $5.6 million in profits generated by the Joint Venture, Genzyme will receive the next $8.4 million in profits and, thereafter, Genzyme and GDP will receive 60% and 40% shares, respectively, in the profits of the Joint Venture.

          Product sales by the Diagnostic Products and Pharmaceuticals business units increased 15% and 45%, respectively, over 1995. The increase in Diagnostic Products sales resulted from growth in each of its product lines, most notably in sales of the Direct LDL[TM] test and diagnostic intermediates. The increase in Pharmaceuticals sales was generated primarily from sales of Melatonin during the first half of 1996 and from sales of pharmaceutical grade HA Powder. Melatonin sales declined materially during the second half of 1996 due to declining market demand. Genzyme General does not expect that Melatonin sales will return to the levels experienced during the first half of 1996.

          Revenues for Genzyme Genetics in 1996 increased 31% to $61.6 million, due to higher unit volumes that were primarily attributable to the acquisition of Genetrix, which was included in Genzyme General's results of operations from May 1, 1996 forward, and to changes in service pricing. On November 1, 1996, the assets of Genzyme General's identity testing services laboratory, Genetic Design, Inc. ("GDI"), were sold. GDI contributed $11.6 in Genzyme Genetics revenues through October 31, 1996.

          International sales as a percentage of total sales in 1996 decreased to 35% from 36% in 1995, as the addition of domestic sales by DSP offset a 35% increase in combined international sales of Ceredase(R) enzyme and Cerezyme(R) enzyme.

          Revenues from research and development contracts for 1996 decreased 6% to $25.3 million, as a decrease in revenues from Neozyme II was partially offset by an increase in revenues from research and development contracts with other third parties. Revenues from Neozyme II decreased 18% to $19.8 million in 1996 due to the acquisition of Neozyme II in the fourth quarter. Genzyme General expects that revenues from research and development contracts in 1997 will decrease from 1996 due to the absence of revenues from Neozyme II unless Genzyme General establishes additional collaborations that will provide significant research and development funding in 1997.

          MARGINS AND OPERATING EXPENSES. Gross margins for 1996 were 59%, level with 1995. Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for 1996 were 63%, level with 1995, as sales of higher margin products and cost reductions by both the Pharmaceuticals and Diagnostic Products business units and higher margins on Ceredase(R) enzyme resulting from manufacturing process improvements were offset by lower margin product lines acquired with DSP. Service margins for 1996 decreased to 30% from 34% in 1995 due to the consolidation of Genzyme Genetics with Genetrix, which require the operation of redundant facilities and staffing until the consolidation is completed. Genzyme General expects service margins to improve during 1997 due to the sale of GDI and the realization of economies of scale from the consolidation of testing operations.

          SG&A expenses for 1996 were $135.2 million, an increase of 32% over 1995. The increase was due primarily to the acquisitions of DSP and Genetrix and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of the SeprafilmTM. DSP added $12.1 million in SG&A expenses in 1996. For the first half of 1996 and for 1995 and 1994, DSP incurred SG&A expenses of $15.7 million, $25.3 million and $27.6 million, respectively, which are not included in the results of Genzyme General. Genetrix did not contribute materially to SG&A expenses in 1996 due to the consolidation of its operations with Genzyme Genetics.

          Research and development expenses for 1996 were $70.0 million, an increase of 21% over 1995 due to Genzyme General's funding of development costs of the ATIII program being conducted by GTC and increased spending on internal programs, most notably Thyrogen(R).

          Genzyme recorded charges related to the following acquisitions completed in 1996:

          GENETRIX. On May 1, 1996, Genzyme acquired Genetrix in exchange for approximately 1,380,000 shares of Genzyme General Stock valued at approximately $36.5 million. Genzyme General recorded a charge in 1996 of $1.5 million for amortization of goodwill and a restructuring charge of $1.0 million in connection with the Genetrix acquisition.

          DSP. On July 1, 1996, Genzyme acquired DSP for cash in the amount of $192.0 million, incurred acquisition costs in the amount of $4.6 million and assumed debt obligations of DSP of approximately $55.6 million. Genzyme General recorded charges of $24.2 million for the purchase of in-process research and development and $0.5 million for restructuring in connection with the acquisition of DSP.

          NEOZYME II. On October 28, 1996, Genzyme, through a wholly-owned subsidiary ("Acquisition Corp.") completed a tender offer for outstanding Units of Neozyme II for $45 per Unit in cash. A total of 2,385,686 Units, or 98.8%, were tendered and accepted for payment. Each Neozyme II Unit consisted of one share of Callable Common Stock and one Callable Warrant to purchase two shares of Genzyme General Stock and 0.135 share of Genzyme Tissue Repair Stock. On December 6, 1996, Neozyme II was merged with Acquisition Corp. and the remaining outstanding shares of Callable Common Stock (other than shares held by Acquisition Corp.) were thereby cancelled and converted into the right to receive $29.00 per share in cash. The Callable Warrants included in the untendered Units separated from the shares of Callable Common Stock converted in the merger and became exercisable on December 6, 1996. Genzyme General recorded a charge of $106.5 million for the purchase of in- process research and development in connection with the acquisition of Neozyme II.

          OTHER INCOME AND EXPENSES. Other income (expense) decreased less than 1% to $6.1 million, as increases in interest expenses offset an 87% increase in investment income. Investment income for 1996 was $13.9 million, compared with $7.4 million for 1995. The increase resulted from higher average cash and investment balances. Investment income for 1996 did not include any material gain or loss on sales of securities. Interest expense for 1996 was $6.8 million, compared to $1.1 million in 1995. The increase resulted from interest on funds borrowed to finance portions of the acquisitions of DSP and Neozyme II and lower capitalized interest in 1996 than in 1995.

          The tax provision for 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of unconsolidated affiliates, nondeductible intangible amortization, benefits from operating loss carryforwards and nondeductible charges in connection with tax-free acquisitions. In 1996, the effective tax rate before these acquisitions was 41%, compared to 38% in 1995. The increase in the rate was due to higher nondeductible intangible amortization in 1996 and to lower benefits from operating loss carryforwards available in 1996. The tax provision in 1996 resulted from taxes on foreign earnings and taxes on earnings before acquisition-related charges comprising charges for intangible amortization and incomplete technologies accruing from the acquisitions of DSP of Genetrix. The allocated tax benefit generated by Genzyme Tissue Repair of $17.0 million in 1996 and $8.9 million in 1995 reduced Genzyme General's tax rate to (12%) and 33%, respectively.

          1995 COMPARED TO 1994

          REVENUES. Total revenues for 1995 were $378.6 million, an increase of 22% over 1994. Product and service revenues were $351.6 million, an increase of 22% over 1994. Revenues from research and development contracts for 1996 were $27.0 million, an increase of 20% from 1994.

          Product revenues for 1995 increased 28% to $304.4 million, due primarily to increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme. Increases in sales by each of the Diagnostic Products and Pharmaceuticals business units accounted for the remainder of the increase in product revenues in 1995.

          Sales of Specialty Therapeutic products in 1995 consisted primarily of sales of Ceredase(R) enzyme and Cerezyme(R) enzyme. HA Powder sales were reclassified as Pharmaceuticals product sales beginning in the fourth quarter of 1995. Sales of Ceredase(R) enzyme and Cerezyme(R) enzyme in 1995 increased 24% to $215.4 million due to increased shipments of these products, for which the rate of new patient accruals more than offset dosage reductions. Ceredase(R) enzyme and Cerezyme(R) enzyme, together, represented 71% of consolidated product sales in 1995 compared to 72% in 1994.

          Product sales by the Diagnostic Products and Pharmaceuticals business units increased 22% and 72%, respectively, over 1994. The increase in Diagnostic Products sales resulted from growth in each of its product lines, most notably in sales of the Direct LDLTM test sales. The increase in Pharmaceuticals sales was generated primarily from sales of Melatonin during the second half of 1995 and a full year of operations of Sygena.

          Revenues for the Diagnostic Services business unit in 1995 decreased 5% to $47.2 million from $49.7 million for 1994. The drop in service revenues resulted from declines in identity testing revenues at GDI and the impact of increasing price pressures on the public paternity testing services performed by GDI. Medical testing also experienced increased price competition due to increases in the number of HMO contracts.

          International sales represented approximately 36% of total sales in 1995 compared with 31% in 1994. This increase was due primarily to a 49% increase in the combined international sales of Ceredase(R) enzyme and Cerezyme(R) enzyme.

          Revenues from research and development contracts for 1995 were $27.0 million, an increase of 20% from 1994. Revenues from Neozyme II increased 36% to $24.2 million for 1995 due primarily to increased activity relating to collaborations with third parties that began in 1993 along with the production of clinical trial material.

          MARGINS AND OPERATING EXPENSES. Gross margins for 1995 were 59%, compared to 57% for 1994. Product margins for 1995 increased to 63% from 61% in 1994 due to higher margins on Ceredase(R) enzyme resulting from raw material yield improvements and to sales of higher margin products and cost reductions by the Pharmaceuticals business unit. Service margins for 1995 decreased to 34% from 35% as economies achieved in the consolidation of testing activities did not fully offset lower sales volume and the effects of price competition.

          SG&A expenses for 1995 were $102.2 million, an increase of 21% over 1994. The increase was due primarily to increased staffing in support of the growth in several product lines, most notably in support of the European introduction of the Sepra Products, and to the ongoing operating expenses associated with Sygena.

          Research and development expenses for 1995 were $57.9 million, an increase of 12% over 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs, including the Sepra Products.


          In October 1995, Genzyme General acquired the publicly-held, minority interest in IG for 770,000 shares of Genzyme General Stock valued at approximately $22.5 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired was approximately $18.6 million of which $14.2 million was attributed to incomplete technology and charged to operations and the balance to goodwill to be written off over 11 years.

          OTHER INCOME AND EXPENSES. Other income and expenses were $6.2 million, compared to a loss of $3.4 million in 1994 that was attributable to the write-off of impaired value of certain equity investments in the amount of $9.4 million and to settlement of a lawsuit for $2.0 million. In September 1995, Genzyme General recorded a gain of $950,000 representing the sale of certain assets by GTC.

          Investment income for 1995 was $7.4 million, compared with $9.1 million for 1994. The decrease resulted from lower average cash and investment balances. Investment income for 1995 included a loss of $0.1 million and 1994 included gains of $1.4 million on sales of securities.

          Interest expense for 1995 was $1.1 million, net of capitalized interest of $9.0 million. Interest relating to the Company's 6 3/4% convertible subordinated notes was $6.7 million. These notes were converted into General Division and Tissue Repair Division Stock in March, 1996.


          The tax provision for 1995 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of majority-owned subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 47% for 1995 compared to 35% for 1994. The increase was due to changes in U.S. versus foreign taxable income and to certain charges recorded in 1995 for which Genzyme General received no tax benefit. The allocated tax benefit generated by Genzyme Tissue Repair of $8.9 million in 1995 and $1.9 million in 1994 reduced Genzyme General's tax rate to 33% and 31%, respectively.

   GENZYME TISSUE REPAIR

          1996 COMPARED TO 1995

          REVENUES. Revenues in 1996 increased 40% to $7.3 million from $5.2 million in 1995. Sales of the CARTICEL(R) Service were $3.1 million, compared to $0.6 million in 1995, the year in which the Service was launched. The increase in CARTICEL(R) Service sales resulted primarily from the increase in the number of surgeons trained in the procedure utilizing the service. Sales of the Epicel(SM) Service in 1996 decreased 9% to $4.2 million, due to a decrease in the number of burn incidents requiring the Service.

          MARGINS AND OPERATING EXPENSES. Genzyme Tissue Repair's costs of services sold exceeded revenues by 53% in 1996, compared to a gross profit of 9% in 1995, due to increased spending for the expansion of manufacturing capacity.

          SG&A expenses in 1996 were $27.1 million, an increase of 110% over 1995. The increase resulted from the expenses and staffing to support revenue growth and increased surgeon training costs related to the CARTICEL(R) Service. Genzyme Tissue Repair incurs direct SG&A expenses as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of Genzyme Tissue Repair. In 1996, $9.1 million of SG&A services were provided by Genzyme General, compared to $4.4 million in 1995, due to an increase in the level of operations related to the CARTICEL(R) Service.

          Research and development expenses were $10.9 million in each of 1996 and 1995. Increases in expenses associated with the TGF-(beta)2 program were offset by decreases in the Vianain(R) program. In 1996, $6.9 million of research and development services were provided by Genzyme General to Genzyme Tissue Repair, compared to $4.7 million in 1995.

          OTHER INCOME AND EXPENSES. Investment income was $1.4 million in each of 1996 and 1995, due primarily to level average cash balances during the year. Interest expense in 1996 was $.1 million, net of capitalized interest on construction in progress of $.2 million, compared to $.05 million in 1995. Interest expense increased in 1996 due to interest on borrowings. See "Liquidity and Capital Resources--Genzyme Tissue Repair Division" for a description of the borrowings.

          On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between Genzyme Tissue Repair and Diacrin to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. Under the terms of the joint venture agreement, Genzyme Tissue Repair is required to provide 80% of the first $50 million in funding for products to be developed by the joint venture. Thereafter, all costs will be shared equally between Genzyme Tissue Repair and Diacrin. Profits from the joint venture will be shared by the two parties. As of December 31, 1996, Genzyme Tissue Repair had provided $1.9 million of funding to the joint venture and realized a net loss of $1.7 million from the joint venture. Genzyme Tissue Repair's funding commitment to the joint venture is expected to be approximately $10 million for each of 1997 and 1998.

          1995 COMPARED TO 1994

          REVENUES. Revenues for 1995 were $5.2 million compared to $0.3 million in 1994. Revenues in 1994 consisted solely of revenues from the sale of the Epicel(SM) Service for the period from December 16, 1994, the acquisition date of BioSurface, through December 31, 1994. Revenues for 1995 consisted primarily of $4.2 million in sales of Epicel(SM) Service and $0.6 million from sales of the CARTICEL(R) Service.

          MARGINS AND OPERATING EXPENSES. Gross margins decreased to 9% in 1995 from 11% in 1994 due to costs associated with the launch of the CARTICEL(R) Service. SG&A expenses for 1995 were $12.9 million, compared to $1.0 million in 1994 comprised solely of expenses from BioSurface. In 1995, $4.4 million of SG&A services were provided by Genzyme General to Genzyme Tissue Repair compared to $0.8 million in 1994. The increases in SG&A expenses and services provided by Genzyme General were due to a full year of operations from BioSurface and to the launch in both the United States and Europe of the CARTICEL(R) Service.

          Research and development expenses for 1995 were $10.9 million compared to $3.6 million in 1994 which included $0.3 million from the operations of BioSurface. The increase resulted from accelerated clinical trials activity for certain tissue repair products and increased efforts relating to the CARTICEL(R) Service. In 1995, $4.7 million of research and development services were provided by Genzyme General to Genzyme Tissue Repair compared to $3.3 million in 1994.

          OTHER INCOME AND EXPENSES. Investment income for 1995 was $1,386,000 compared to $29,000 for 1994. The increase over 1994 was due to higher average cash balances from the allocation of $10 million from Genzyme General and the net proceeds from a public offering in October 1995. In 1994, $11.2 million of incomplete technology from the BioSurface acquisition was charged to operations as in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

   GENZYME CORPORATION AND SUBSIDIARIES

     At December 31, 1996, Genzyme had cash, cash equivalents and marketable securities of $188.0 million, excluding $87.0 million outstanding in respect of certain warrants exercised immediately prior to year end and received by Genzyme during the first week of January 1997, compared with $256.6 million at December 31, 1995, excluding long term investments of $69.6 million at December 31, 1995.

     Genzyme generated $40.0 million of cash from operations in 1996, compared to $44.7 in 1995 and $33.0 in 1994. The decrease from 1995 resulted primarily from increased losses at Genzyme Tissue Repair partially offset by lower working capital requirements in Genzyme General. Investing activities required cash of $291.4 million in 1996. Investing activities included the acquisition of DSP and Neozyme II for net cash of $303.3 million and $63.8 million of spending for property, plant and equipment, a 28% increase from 1995. This increase was primarily to build processing capability in Genzyme Tissue Repair for the CARTICEL service and in Genzyme General for completion of manufacturing capacity for Cerezyme(R), and for office and laboratory equipment. Turnover of the investment portfolio provided $89.6 million in funding for these activities with the balance financed by a revolving line of credit and the exercise of options and warrants.

          In March 1996, Genzyme completed the conversion of its 6 3/4% convertible notes in the principal amount of $100 million. Holders of the notes received 18.183 shares of Genzyme General stock and 2.553 shares of Genzyme Tissue Repair Stock upon conversion of each $1,000 note.

          In November 1996, Genzyme refinanced its existing $215 million line of credit (the "Credit Line") with a revolving credit facility (the "Revolving Facility") in the amount of $225 million made available through a syndicate of commercial banks administered by Fleet National Bank. Amounts drawn under the facility may be allocated to either Genzyme General or Genzyme Tissue Repair depending upon which division uses the loan proceeds. At December 31, 1996, $218 million had been drawn under the Revolving Facility, of which $200 million was allocated to Genzyme General to refinance amounts borrowed under the Credit Line to fund portions of the DSP and Neozyme II acquisitions and $18 million was allocated to Genzyme Tissue Repair to finance operations and manufacturing capacity. Amounts borrowed under the Revolving Facility are payable on November 15, 1999.

          In December 1996, the Company entered into a $100 million interest rate swap contract ("the Swap Contract") to effectively convert the variable interest rate on borrowings under the Revolving Facility to fixed interest rates. Net proceeds made or received under the Swap Contract are recorded as adjustments to interest expense. At December 31, 1996 the Swap Contract had a termination value gain of $125,000.

          Genzyme holds an option to acquire all of the partnership interests in GDP for approximately $26 million plus a continuing royalty payment for a period of ten years on certain sales of Sepra Products. Genzyme's decision regarding the exercise of this option will be based, in part, on the progress in the development and Genzyme's evaluation of the potential commercial success of the Sepra Products. The exercise price for the purchase option is payable in cash, shares of Genzyme General Stock or a combination of the two, as determined by Genzyme at the time the option is exercised.

          Genzyme expects that its available cash, investments, cash flow from research contracts and product and service sales and amounts available under the Revolving Facility will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Genzyme's capital requirements could differ materially from those currently anticipated by management due to the factors described under the "Factors Affecting Future Operating Results--Future Capital Needs".

   GENZYME GENERAL

          At December 31, 1996, Genzyme General had cash, cash equivalents and marketable securities of $171.7 million, excluding $87.0 million outstanding in respect of certain warrants exercised immediately prior to year end and received by Genzyme during the first week of January 1997, compared with $209.1 million, excluding $69.6 million in long-term investments at December 31, 1995. Genzyme General generated $80.0 million of cash from operations in 1996, compared to $64.1 million in 1995. The increase in 1996 over 1995 resulted from higher profits prior to non-cash charges for incomplete technology and other acquisition related, non-cash charges, and to lower increases in working capital.

          At December 31, 1996, Genzyme General had accounts receivable of $115.9 million, an increase of $28.7 million from December 31, 1995 due primarily to the DSP and Genetrix acquisitions and growth in each of the General Division's businesses. Accounts receivable at December 31, 1995 were $87.1 million, an increase of $10.5 million from December

31, 1994 due primarily to the growth in product sales by Specialty Therapeutics and Pharmaceuticals business units. At December 31, 1996, inventories increased 136% to $123.4 million, due primarily to the acquisition of DSP, increases in Ceredase(R) enzyme and Cerezyme(R) enzyme inventories and Sepra Product inventories in support of the launch Seprafilm(TM). Inventories at December 31, 1995 increased 42% to $52.3 million, compared to $36.8 million at December 31, 1994. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit to build Ceredase(R) enzyme inventories, in the Pharmaceuticals business unit to meet high demand for Melatonin and in anticipation of the launch of Seprafilm(TM).

          Investing activities required cash of $286.5 million in 1996 and $145.8 million in 1995. The increase resulted from the acquisition of DSP and Neozyme II for net cash of $303.3 million and spending for property, plant and equipment of $42.5 million, a decrease of 13% from 1995 and 58% from 1994. The decreases are due to lower rates of manufacturing capacity expansion and to the completion of the large-scale Cerezyme(R) manufacturing capacity in Boston, Massachusetts. Turnover of the investment portfolio provided $83.1 million in funding for these activities with the balance financed by a revolving line of credit and the exercise of options and warrants.

          Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan increased to $39.1 million in 1996, compared to $38.3 million in 1995. The increase was due primarily to exercises of certain warrants, issued in connection with the formation of GDP and Neozyme II, prior to the scheduled termination of such warrants in October and December, respectively.

          In March 1996, Genzyme entered into a Convertible Debt and Development Funding Agreement with GTC under which Genzyme agreed to provide through Genzyme General a revolving line of credit in the amount of $10 million through December 31, 1998 and to fund development costs of the AT-III program through March 31, 1997. The line of credit carries a rate of 7% and is convertible into GTC's common stock at the average market price for the 20-trading day period ending two days before the conversion (i) at GTC's option only to the extent necessary to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or (ii) by Genzyme General at any time for up to the full amount outstanding. Pursuant to the terms of this agreement, GTC borrowed $4.3 million in 1996 from Genzyme General and converted $1.7 million of this debt plus accrued interest into 219,565 shares of GTC stock. In addition, on July 31, 1996, GTC sold 3,000,000 shares of its common stock to the public for $4.00 per share. Genzyme General purchased 900,000 shares in the offering.

          Genzyme General expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Genzyme General's capital requirements could differ materially from those currently anticipated by management due to the factors described under the "Factors Affecting Future Operating Results--Future Capital Needs".

   GENZYME TISSUE REPAIR

          As of December 31, 1996, Genzyme Tissue Repair had cash and cash equivalents of $16.2 million, a decrease of $31.3 million from December 31, 1995. In 1996, Genzyme Tissue Repair used $20.6 million of cash for operations and $18 million for increased manufacturing capacity . These expenditures were financed by the issuance of common stock through exercises of stock options and warrants, $56 million from borrowings under the Revolving Facility, of which $38 million was repaid in 1996 and the allocation of $10 million from Genzyme General as described below.

          As of December 31, 1996, Genzyme Tissue Repair had accounts receivable of $1.7 million, an increase of $.2 million from December 31, 1995. Inventories increased $1 million to $1.8 million as of December 31, 1996 compared to December 31, 1995. The increase resulted from an increase in the number of in-process biopsies for the CARTICEL(R) Service.

          Under the terms of the BioSurface acquisition agreement, the Genzyme Board may elect to allocate up to $30 million from Genzyme General to Genzyme Tissue Repair in exchange for an increase in the Genzyme Tissue Repair Designated Shares at a price of $10 per share. In June 1996, the Genzyme Board voted to allocate $10 million under the agreement in exchange for an increase in the Genzyme Tissue Repair Designated Shares of 1,000,000 shares.

          In August 1996, the Genzyme Board approved the reallocation of certain of Genzyme Tissue Repair's Framingham real estate (land, buildings and leasehold improvements) to Genzyme General for cash of $5.2 million, which was the fair market value of the property as determined by the Genzyme Board and approximated the property's cost.

          In order to provide initial funding for the joint venture with Diacrin, the Genzyme Board has approved the allocation of up to $20 million in cash from Genzyme General to Genzyme Tissue Repair (the "Genzyme Tissue Repair Equity Line") in exchange for an increase in the number of Genzyme Tissue Repair Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of Genzyme Tissue Repair Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. The Company intends to make monthly allocations of cash under the Genzyme Tissue Repair Equity Line in an amount corresponding to the funding commitment of Genzyme Tissue Repair under the joint venture agreement for such month. As of December 31, 1996 the Company had allocated $1.9 million from Genzyme General to Genzyme Tissue Repair under the Genzyme Tissue Repair Equity Line.

          Genzyme Tissue Repair does not expect its available cash and investments will be sufficient to finance planned operations and capital requirements through the end of 1997 and must raise significant additional capital in order to continue operations at current levels. Genzyme Tissue Repair's plans to raise additional capital include consideration of the sale of additional equity securities, strategic alliances with third parties to fund further development and marketing of the CARTICEL(R) Service and other business transactions that would generate capital resources to assure continuation of Genzyme Tissue Repair's operations and research programs. Pursuant to these initiatives, Genzyme Tissue Repair raised $13 million in March 1997 in a private placement of a 5% note convertible into Genzyme Tissue Repair Stock. See "Subsequent Events". Significant additional funds will be required to continue operations at current levels through year end, however, and Genzyme Tissue Repair may be required to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that the division would otherwise undertake itself if it is not successful in raising additional capital.

SUBSEQUENT EVENTS

          In January 1997, Genzyme signed a merger agreement providing for the merger of PharmaGenics, Inc., a company engaged in the research and development of pharmaceuticals for the treatment of cancer, into Genzyme in exchange for approximately 4,000,000 shares of a new Genzyme security to be designated Genzyme Molecular Oncology Division Common Stock ("GMO Stock"). The GMO Stock is intended to reflect the value and track the performance of Genzyme Molecular Oncology, a new division proposed by Genzyme to develop and market novel products and services for the diagnosis and treatment of cancer. The shares of GMO Stock to be issued in the merger represent 40% of the initial equity interest in Genzyme Molecular Oncology. The remaining 60% will be allocated to Genzyme General in the form of 6,000,000 GMO Designated Shares. The merger is subject to the approval of the stockholders of Genzyme and PharmaGenics.

          On February 27, 1997, Genzyme Tissue Repair raised $13 million through the private placement with an institutional investor of a 5% convertible note due February 27, 2000. The note is an unsecured obligation of Genzyme and is convertible into Genzyme Tissue Repair Stock. The number of shares of Genzyme Tissue Repair Stock into which principal of, and interest on, the note are convertible depends on when a conversion occurs. For conversions occurring during the period beginning August 28, 1997 and ending May 25, 1998, the conversion shares are valued at a discount to an average of recent market prices at the time of conversion. This discount increases monthly from 2% on August 28, 1997 to 11% on May 25, 1998. For conversions occurring after May 25, 1998, the conversion shares are valued at an 11% discount to the lower of (i) the average of recent market prices at the time of conversion and (ii) the average of the market prices during the 25 trading days prior to May 25, 1998. Genzyme agreed to file a resale registration statement covering sales of Genzyme Tissue Repair Stock received upon conversion.

FACTORS AFFECTING FUTURE OPERATING RESULTS

          DEPENDENCE ON CEREDASE(R) AND CEREZYME(R) ENZYME SALES. Genzyme's results of operations are highly dependent upon the sales of Ceredase(R) enzyme and Cerezyme(R) enzyme. Sales of Ceredase(R) enzyme and Cerezyme(R) enzyme in 1996 were $264.6 million, representing 62% of consolidated product sales in 1996. Genzyme produces Ceredase(R) enzyme from an extract of human placental tissue supplied by a French company that is the only significant commercial source of this material. The current supply available is not sufficient to produce enough Ceredase(R) enzyme to supply all present patients.

          To address supply constraints, Genzyme has developed Cerezyme(R) enzyme, a recombinant form of the enzyme. In October of 1996, Genzyme General received FDA approval to manufacture Cerezyme(R) enzyme in a new, large-scale manufacturing plant located in Boston, Massachusetts. Once an uninterrupted supply of Cerezyme(R) enzyme can be produced by the new plant, patients receiving Ceredase(R) enzyme will be converted to Cerezyme(R) enzyme. Genzyme General will be required to continue manufacturing Ceredase(R) enzyme until the process of patient conversions is completed, which is expected to occur during the fourth quarter of 1998. Any disruption in the supply or manufacturing process of Ceredase(R) enzyme during the conversion period or in the supply or manufacturing process of Cerezyme(R) enzyme may have a material adverse effect on revenue.

          NO ASSURANCE OF COMMERCIAL SUCCESS OF THE SEPRA PRODUCTS. The successful commercialization of the Sepra Products will depend on many factors, including (i) the response of surgeons to the data from clinical trials, (ii) Genzyme General's ability to deploy the sales force of DSP to market the Sepra Products, (iii) Genzyme General's ability to supply sufficient product to meet market demand and (iv) the number and relative efficacy of competitive products that may subsequently enter the market. There can be no assurance that Genzyme General will be successful in its efforts to implement a commercialization strategy for the Sepra Products.

          NO ASSURANCE OF COMMERCIAL SUCCESS OF THE CARTICEL(R) SERVICE. Genzyme Tissue Repair's future success depends in large part on the successful commercialization of the CARTICEL(R) Service. The FDA has issued regulations that will bring products and services such as the CARTICEL(R) Service under regulation by November of 1997. Companies already marketing products and services subject to the regulations are allowed a transition period ending on November 30, 1997 in which to file and obtain approval of a Biologics License Application (a "BLA"), while continuing to market their products and services. Genzyme Tissue Repair submitted a BLA for the CARTICEL(R) Service in March 1996 in anticipation of the regulations. Although Genzyme Tissue Repair expects the FDA to complete its review of the BLA before of the end of November 1997, there can be no assurance that the review will be completed by then or that the FDA will not require additional data concerning the safety and efficacy of the CARTICEL(R) Service. A delay in the approval of the BLA for the CARTICEL(R) Service beyond the transition period could materially and adversely affect the commercialization of the CARTICEL(R) Service.

          The successful commercialization of the CARTICEL(R) Service will depend materially on the ability of Genzyme Tissue Repair to obtain approval for reimbursement of the CARTICEL(R) Service from third party payers. To date, approvals for reimbursement applications have been lower than anticipated by Genzyme Tissue Repair and, pending FDA approval of the BLA for the CARTICEL(R) Service, there can be no assurance that the rate of such approvals will improve or will not decline. There can also be no assurance that the approval rate will improve if the BLA is approved. If the approval rate does not improve, the commercialization of the CARTICEL(R) Service and Genzyme Tissue Repair's future success may be adversely affected.

          COLLABORATION WITH DIACRIN; NO CURRENTLY APPROVED XENOTRANSPLANTATION-BASED PRODUCTS; RELIANCE ON CELL TRANSPLANTATION TECHNOLOGY. Genzyme Tissue Repair has formed a joint venture with Diacrin, Inc. to develop and commercialize populations of transplantable porcine cells for the treatment of Parkinson's and Huntington's diseases. Products based on xenotransplantation such as the porcine cells being developed by the joint venture represent a novel therapeutic approach that has not been subject to extensive clinical testing and pose a risk that viruses or other animal pathogens will be unintentionally transmitted to a human patient. The FDA has issued draft regulatory guidelines to reduce the risk of contamination of xenotransplanted cellular products with infectious agents. Although Genzyme Tissue Repair's management believes the processes used to produce the porcine cell products under development by the joint venture would comply with the guidelines as drafted, such guidelines may undergo substantial revision before definitive guidelines are issued by the FDA. There can be no assurance that definitive guidelines will be issued by the FDA or that the processes used by the joint venture will comply with any guidelines that may be issued.

          No xenotransplantation-based therapeutic product has been approved for sale by the FDA and there can be no assurance that any products developed by the joint venture will be approved by the FDA or regulatory authorities in other countries. There can also be no assurance that xenotransplantation-based products, including the joint venture's product candidates, will be accepted by the medical community or third party payers or that the degree of such acceptance will not limit the size of the market for such products.

          The success of the joint venture will also be dependent upon the successful development of cell transplantation technology. This technology currently has limited clinical applications and there can be no assurance that it will result in the development of any therapeutic products. If the cell transplantation technology does not result in the development of such products, the joint venture may be required to change dramatically the scope and direction of its product development activities.

          FUTURE CAPITAL NEEDS. Although Genzyme currently has substantial cash resources, it has committed to utilize a portion of such funds for certain purposes, such as (i) completing the market introduction in the United States and Europe of the Sepra Products, (ii) completing the market introduction of Genzyme Tissue Repair's CARTICEL(R) Service and developing, producing and marketing other products through Genzyme Tissue Repair and (iii) making certain payments to third parties in connection with strategic collaborations. At December 31, 1996, Genzyme had approximately $265 million in cash and cash equivalents and marketable securities, which amount includes $87.0 million in respect of certain warrants exercised immediately prior to year end that was received by Genzyme during the first week of January 1997, and approximately $218 million outstanding under the Revolving Facility, $200 million of which was allocated to Genzyme General. Amounts borrowed under this Revolving Facility are payable on November 15, 1999. Genzyme's cash resources will be diminished upon repayment of amounts borrowed, plus accrued interest, under the Revolving Facility. In addition, should Genzyme exercise its option to acquire the partnership interests in GDP using cash to pay some or all the exercise price, its cash resources will be diminished. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on terms reasonably acceptable to Genzyme.

          TISSUE REPAIR DIVISION OPERATING LOSSES AND CASH REQUIREMENTS. Genzyme Tissue Repair is expected to experience significant operating losses at least through the end of 1998 as the market introduction of the CARTICEL(R) Service continues and as its research and development and clinical trial programs expand, including its commitment to fund the operations of Diacrin/Genzyme LLC. There can be no assurance that Genzyme Tissue Repair ever will achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis. The liabilities or contingencies of Genzyme Tissue Repair affect Genzyme's resources or financial condition and could affect the financial condition or results of operations of Genzyme General.

          POTENTIAL GENZYME TISSUE REPAIR STOCK DILUTION. Under the terms of the BioSurface acquisition agreement, the Genzyme Board may elect to allocate up to $30 million from Genzyme General to Genzyme Tissue Repair in exchange for an increase in the Genzyme Tissue Repair Designated Shares at a price of $10 per share. In June 1996, the Genzyme Board voted to allocate $10,000,000 under the agreement in exchange for an increase in the Genzyme Tissue Repair Designated shares of 1,000,000 shares. Although these shares have not yet been issued, Genzyme may issue these and any additional Genzyme Tissue Repair Designated Shares as a stock dividend to the holders of Genzyme General Stock or in a public or private sale without any allocation of proceeds to Genzyme Tissue Repair. In addition, in connection with the formation of the joint venture between Genzyme Tissue Repair and Diacrin, Inc., the Genzyme Board authorized the allocation of up to $20 million in cash from Genzyme General to Genzyme Tissue Repair. Such allocations will result in an increase in the Genzyme Tissue Repair Designated Shares by a number of shares determined by dividing (i) the amount of cash allocated by (ii) the average of the daily closing prices of Genzyme Tissue Repair Stock as reported by the Nasdaq National Market (or the appropriate exchange on which such shares are then traded) for the 20 consecutive trading days commencing on the 30th day prior to the date of allocation of such funds. The Genzyme Board has also adopted a policy for the distribution of Genzyme Tissue Repair Designated shares providing that if, as of May 31 of each year starting May 31, 1997, the number of Genzyme Tissue Repair Designated Shares on such date (not including those reserved for issuance with respect to stock options, stock purchase rights, warrants or other securities convertible into or exercisable for shares of Genzyme General Stock outstanding on such date ("Genzyme General Convertible Securities") as a result of anti-dilution adjustments required by the terms of such instruments or approved by the Genzyme Board) exceeds ten percent (10%) of the number of shares of Genzyme Tissue Repair Stock then issued and outstanding, then substantially all Genzyme Tissue Repair Designated Shares will be distributed to holders of record of Genzyme General Stock subject to reservation of a number of such shares equal to the sum of (a) the number of Genzyme Tissue Repair Designated Shares reserved for issuance upon the exercise or conversion of Genzyme General Convertible Securities and (b) the number of Genzyme Tissue Repair Designated Shares reserved by the Genzyme Board as of such date for sale not later than six months after such date, the proceeds of which sale will be allocated to the General Division.

          UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. Genzyme's success depends, to a large extent, on its ability to maintain a competitive technological position in its product areas. Proprietary rights relating to Genzyme's products are protected from unauthorized use by third parties only to the extent that they are covered by patents or are maintained in confidence as trade secrets. Genzyme has filed for patents and has rights to numerous patents and patent applications worldwide. While certain of Genzyme's patents have been allowed or issued, there can be no assurance that any additional patents will be allowed or will issue or that, to the extent issued, such patents will effectively protect the proprietary technology of Genzyme. In addition, Genzyme Tissue Repair does not yet have significant patent protection covering the methodologies used in providing the CARTICEL(R) Service. Consequently, Genzyme Tissue Repair is unable to prevent a competitor from developing the ability to grow cartilage cell cultures and from offering a service that is similar or superior to the CARTICEL(R) Service. Genzyme Tissue Repair's results of operations could be materially and adversely affected if a competitor were to develop such know-how.

          Genzyme has also relied upon trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not independently develop such know-how or otherwise obtain access to Genzyme's technology. While Genzyme's employees, consultants and corporate partners with access to proprietary information are generally required to enter into confidentiality agreements, there can be no assurance that these agreements will be honored. Certain of Genzyme's consultants have developed portions of Genzyme's proprietary technology at their respective universities or in governmental laboratories. There can be no assurance that such universities or governmental authorities will not assert rights to intellectual property arising out of university or government based research conducted by such consultants.

          Parties not affiliated with Genzyme may hold pending or issued patents relating to technology utilized by Genzyme in its products presently available or under development. Genzyme may, depending on the final formulation of such products, need to acquire licenses to, or contest the validity of, such patents or any other similar patents that may be issued. The extent to which Genzyme may need to license such rights or contest the validity of such patents depends on the scope and validity of such patents and ultimately on the final design or formulation of its products under development. The cost and ability to license any such rights and the likelihood of successfully contesting the validity of such patents are uncertain.

          UNCERTAINTY REGARDING SUCCESS OF CLINICAL TRIALS. Several of Genzyme's products are currently in clinical trials to test safety and efficacy in humans for various conditions. There can be no assurance that Genzyme will not encounter problems in clinical trials that will cause it to delay or suspend clinical trials. In addition, there can be no assurance that such clinical testing, if completed, will ultimately show these products to be safe and efficacious.

          REGULATION BY GOVERNMENT AGENCIES. Most of the products Genzyme plans to manufacture and sell will require approval by governmental agencies in the United States and elsewhere. In particular, human therapeutic and diagnostic products are subject to pre-marketing approval by the FDA and comparable agencies in foreign countries. The process of obtaining these approvals varies according to the nature and use of the product and can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. There can be no assurance that any of the required approvals will be granted on a timely basis, if at all.

          Certain of Genzyme's products, including Ceredase(R) enzyme and Cerezyme(R) enzyme, have been designated as orphan drugs under the Orphan Drug Act, which provides incentives to manufacturers to develop and market drugs for rare diseases. The Orphan Drug Act generally entitles the first developer to receive FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. Legislation has been periodically introduced in recent years, however, to amend the Orphan Drug Act. Such legislation has generally been directed to shortening the period of automatic market exclusivity and granting certain marketing rights to simultaneous developers of a drug. The effect on Genzyme of any amendments ultimately adopted cannot be assessed at this time.

          A federal criminal statute prohibits the transfer of any human organ for valuable consideration for use in human transplantation but permits recovery of reasonable costs associated with such activities. To date, this statute has not been applied to the CARTICEL(R) Service or the EpicelSM Service. In addition, certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin, all of which could be interpreted to apply to Genzyme Tissue Repair's production and distribution of cultured tissue products. Provisions in certain states' statutes prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank but permit licensed tissue banks, including companies, to recover their reasonable costs associated with such sales.

          RISKS INHERENT IN INTERNATIONAL OPERATIONS. Foreign operations of Genzyme accounted for 35% of net sales in 1996 and 1995, compared to 31% in 1994. Financial results of Genzyme could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies affect the dollar value of Genzyme's net investment in foreign subsidiaries, with related effects included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. The largest foreign currency exposure results from activity in British pounds, French francs, Swiss francs, Dutch guilders, German marks, Japanese yen, Spanish pesetas and Italian lire.

          Genzyme attempts to manage this exposure by entering into forward contracts with banks to the extent that the timing of currency flows can reasonably be anticipated and by offsetting matching foreign currency denominated assets with foreign currency denominated liabilities. Although to date Genzyme has not hedged net foreign investments, the Company may engage in hedging transactions to manage and reduce the Company's foreign exchange risk, subject to certain restrictions imposed by the Genzyme Board, including that any such transaction will be effected or disposed of on a securities exchange or board of trade regulated under the laws of the United States, or with a counterparty approved in accordance with certain financial strength criteria, will be liquidated promptly after the purpose for which it is being maintained is no longer applicable and will not be effected or maintained for the purpose of speculation. There can be no assurance that Genzyme's attempts to manage its foreign currency exchange risk will be successful.

          THIRD PARTY REIMBURSEMENT AND HEALTH CARE COST CONTAINMENT INITIATIVES. A majority of Genzyme's revenues are attributable directly or indirectly to payments received from third party payers, including government health administration authorities and private health insurers. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. Third party payers are also increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that any third party insurance coverage will be available for any products or services developed by Genzyme. If adequate coverage and reimbursement levels are not provided by government and other third party payers for Genzyme's products and services, the market acceptance of these products may be reduced and, accordingly, Genzyme's revenues and profitability may be adversely affected.

          In addition, Congress has from time to time discussed the possible implementation of broad based health care cost containment measures. While these discussions have not led to the enactment of any specific health care cost containment legislation, it is likely that health care measures will again be proposed in Congress. The effects on Genzyme of any such measures that are ultimately adopted cannot be measured at this time.

          PRODUCT LIABILITY AND LIMITATIONS OF INSURANCE. Genzyme may be subject to product liability claims in connection with the use or misuse of its products during testing or after commercialization. While Genzyme has taken, and continues to take, what it believes are appropriate precautions, there can be no assurance that Genzyme will avoid significant liability exposure. Genzyme has only limited amounts of product liability insurance and there can be no assurance that such insurance will provide sufficient coverage against any or all potential product liability claims. If Genzyme attempts to obtain additional insurance in the future, there can be no assurance that it will be able to do so on acceptable terms, if at all, or that such insurance will provide adequate coverage against claims asserted.

          POSSIBLE VOLATILITY OF SHARE PRICE AND ABSENCE OF DIVIDENDS. The market prices for securities of biotechnology companies have been volatile. Factors such as announcements of technological innovations or new commercial products by Genzyme or its competitors, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products and market conditions in general may have a significant impact on the market price of each series of Genzyme common stock. No cash dividends have been paid to date on Genzyme common stock, nor does Genzyme anticipate paying cash dividends on such stock in the foreseeable future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                                                                                                           Form 10-K
                                                                                                            Page No.
                                                                                                            --------
GENZYME CORPORATION AND SUBSIDIARIES

  Report of Independent Accountants .......................................................................   54

  Consolidated Statements of Operations - For the Years Ended December 31, 1996, 1995 and 1994 ............   55-56

  Consolidated Balance Sheets - December 31, 1996 and 1995 ................................................   57-58

  Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996, 1995 and 1994 ............   59-60

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994 ....   61-62

  Notes to Consolidated Financial Statements ..............................................................   63-83

  Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 1996, 1995 and 1994 ..   84

GENZYME GENERAL DIVISION

  Report of Independent Accountants .......................................................................   85

  Combined Statements of Operations - For the Years Ended December 31, 1996, 1995 and 1994 ................   86-87

  Combined Balance Sheets - December 31, 1996 and 1995 ....................................................   88

  Combined Statements of Cash Flows - For the Years Ended December 31, 1996, 1995 and 1994 ................   89-90

  Notes to Combined Financial Statements ..................................................................   91-115

  Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 1996, 1995 and 1994 ..   116

GENZYME TISSUE REPAIR DIVISION

  Report of Independent Accountants .......................................................................   117

  Combined Statements of Operations - For the Years Ended December 31, 1996, 1995 and 1994 ................   118

  Combined Balance Sheets - December 31, 1996 and 1995 ....................................................   119

  Combined Statements of Cash Flows - For the Years Ended December 31, 1996, 1995 and 1994 ................   120

  Notes to Combined Financial Statements ..................................................................   121-134

  Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 1996, 1995 and 1994 ..   135


  All other schedules are omitted since the required information is inapplicable or has been presented in the related financial statements and the related notes.

EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION

Although the financial statements of the General Division and Tissue Repair Division separately report the assets, liabilities and stockholders' equity of Genzyme attributable to each such group, such attribution of assets and liabilities (including contingent liabilities) and stockholders' equity among the General Division and Tissue Repair Division does not affect legal title to such assets or responsibility for such liabilities. Holders of General Division Stock and Tissue Repair Stock are holders of common stock of Genzyme and continue to be subject to all the risks associated with an investment in Genzyme and all of its businesses and liabilities. Financial impacts arising from one Division that affect the overall cost of Genzyme's capital could affect the results of operations and financial condition of the other Division. Accordingly, the consolidated financial information of Genzyme should be read in connection with the financial information of each Division.

GENZYME CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Genzyme Corporation:

We have audited the accompanying consolidated balance sheets of Genzyme Corporation and Subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of operations, cash flows and stockholders' equity, and the consolidated financial statement schedule for each of the three years in the period ended December 31, 1996. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genzyme Corporation and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule taken as a whole presents fairly, in all material respects, the information required to be included therein.




                                               Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 27, 1997

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)                                                             FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                1996              1995              1994
                                                                                ----              ----              ----
Revenues
    Net product sales .............................................         $424,483          $304,373          $238,645
    Net service sales .............................................           68,950            52,450            50,010
    Revenues from research and development contracts:
     Related parties ..............................................           23,011            26,758            20,883
     Other ........................................................            2,310               202             1,513
                                                                            --------          --------          --------
                                                                             518,754           383,783           311,051
Operating costs and expenses:
    Cost of products sold .........................................          155,930           113,964            92,226
    Cost of services sold .........................................           54,082            35,868            32,403
    Selling, general and administrative ...........................          162,264           110,447            80,990
    Research and development (including research and
     development related to contracts) ............................           80,849            68,845            55,334
    Amortization of intangibles ...................................            8,849             4,647             4,741
    Purchase of in-process research and development ...............          130,639            14,216            11,215
    Restructuring charges .........................................            1,465                 -                 -
                                                                            --------          --------          --------
                                                                             594,078           347,987           276,909
                                                                            --------          --------          --------

Operating income (loss) ...........................................          (75,324)           35,796            34,142

Other income and (expenses):
    Minority interest in net loss of subsidiaries .................                -             1,608             1,659
    Equity in net loss of unconsolidated subsidiaries .............           (4,360)           (1,810)           (1,353)
    Gain on investments and charge for impaired investments .......            1,711                 -            (9,431)
    Settlement of lawsuit .........................................                -                 -            (1,980)
    Investment income .............................................           15,341             8,814             9,101
    Interest expense ..............................................           (6,990)           (1,109)           (1,354)
                                                                            --------          --------          --------
                                                                               5,702             7,503            (3,358)
                                                                            --------          --------          --------

Income (loss) before income taxes .................................          (69,622)           43,299            30,784
Provision for income taxes ........................................           (3,195)          (21,649)          (14,481)
                                                                            --------          --------          --------
Net income (loss) .................................................         $(72,817)         $ 21,650          $ 16,303
                                                                            ========          ========          ========


              The accompanying notes are an integral part of these consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)                                           FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   1996              1995              1994
                                                                                   ----              ----              ----
ATTRIBUTABLE TO THE GENERAL DIVISION:

   Net income (loss) .................................................         $(47,513)         $ 34,823          $ 30,194
   Tax benefit allocated from Tissue Repair Division .................           17,011             8,857             1,860
                                                                               --------          --------          --------
       Net income (loss) attributable to General Division Stock ......         $(30,502)         $ 43,680          $ 32,054
                                                                               ========          ========          ========


   Per common and common equivalent share:
      Net income (loss) ..............................................         $  (0.45)         $   0.73          $   0.61
                                                                               ========          ========          ========

      Average shares outstanding .....................................           68,289            60,185            52,338
                                                                               ========          ========          ========

   Per common share assuming full dilution:
      Net income (loss) ..............................................         $  (0.45)         $   0.66          $   0.57
                                                                               ========          ========          ========

      Average shares outstanding .....................................           68,289            66,621            56,318
                                                                               ========          ========          ========

ATTRIBUTABLE TO THE TISSUE REPAIR DIVISION:

   Net loss attributable to TR Stock .................................         $(42,315)         $(22,030)         $(15,751)
                                                                               ========          ========          ========

   Per common share:
      Net loss .......................................................         $  (3.38)         $  (2.28)         $  (4.40)
                                                                               ========          ========          ========

      Average shares outstanding .....................................           12,525             9,659             3,578
                                                                               ========          ========          ========



                   The accompanying notes are an integral part of these consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                                                        DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                                                                         1996             1995
                                                                                         ----             ----
ASSETS
Current Assets:
   Cash and cash equivalents ...................................................   $   93,132         $144,372
   Short-term investments ......................................................       56,608          112,303
   Accounts receivable, less allowance of $16,508 in 1996 and $8,159 in 1995 ...      116,833           88,959
   Inventories .................................................................      125,265           53,042
   Prepaid expenses and other current assets ...................................      100,287           12,531
   Deferred tax assets - current ...............................................       17,493            7,729
                                                                                   ----------         --------
     Total current assets ......................................................      509,618          418,936

Property, plant and equipment, net .............................................      393,839          329,423

Other Assets:
   Long-term investments .......................................................       38,215           69,561
   Note receivable - related party .............................................            -              262
   Intangibles, net of accumulated amortization of $26,189 in 1996 and
    $17,340 in 1995 ............................................................      247,745           29,934
   Deferred tax assets - noncurrent ............................................       42,221           23,645
Other noncurrent asset .........................................................       38,870           33,440
                                                                                   ----------         --------
                                                                                      367,051          156,842
                                                                                   ----------         --------
                                                                                   $1,270,508         $905,201
                                                                                   ==========         ========





               The accompanying notes are an integral part of these consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands)                                                                        DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                                                                         1996             1995
                                                                                         ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................................   $   22,271         $ 21,980
   Accrued expenses ............................................................       70,124           39,418
   Income taxes payable ........................................................       17,926            1,316
   Deferred revenue ............................................................        2,693            1,367
   Current portion of long-term debt and capital lease obligations .............          999            2,445
                                                                                   ----------         --------
       Total current liabilities ...............................................      114,013           66,526

Noncurrent Liabilities:
   Long-term debt and capital lease obligations ................................      241,998          124,473
   Other noncurrent liabilities ................................................       12,188            8,995
                                                                                   ----------         --------
                                                                                      254,186          133,468

Commitments and Contingencies  See Notes

Stockholders' Equity:
   Preferred Stock, $.01 par value, authorized 10,000,000 shares;
    no shares issued and outstanding
     Preferred Stock, Series A Junior participating, $.01 par value authorized
      1,000,000 shares; no shares issued and outstanding
     Preferred Stock, Series B Junior participating, $.01 par value authorized
      400,000 shares; no shares issued and outstanding
   Common Stocks:
     General Division Common Stock, $0.01 par value, authorized 200,000,000 shares; 75,537,300 and 62,371,700 issued
      at December 31, 1996 and 1995, respectively ..............................          755              624
     Tissue Repair Division Common Stock, $0.01 par value,
      authorized 40,000,000 shares; 13,161,500 and 12,112,700 issued
      at December 31, 1996 and 1995, respectively ..............................          132              121
   Treasury common stock, at cost:
     General Division Common Stock, 105,941 and 52,770 shares at
      December 31, 1996 and 1995, respectively .................................         (890)            (882)
   Additional paid-in capital - General Division ...............................      871,020          616,096
   Additional paid-in capital - Tissue Repair Division .........................      122,385          107,934
   Accumulated deficit..........................................................      (89,975)         (17,158)
   Foreign curency translation adjustments......................................         (745)          (3,590)
   Unrealized gains/(losses) on investments.....................................         (373)           2,062
                                                                                   ----------         --------
                                                                                      902,309          705,207
                                                                                   ----------         --------
                                                                                   $1,270,508         $905,201
                                                                                   ==========         ========




                     The accompanying notes are an integral part of these consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands)                                                      FOR THE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                                                           1996         1995          1994
                                                                           ----         ----          ----
OPERATING ACTIVITIES:
   Net income (loss) ................................................  $(72,817)   $  21,650     $  16,303
   Reconciliation of net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization .................................    30,192       22,638        18,226
      (Gain) loss on sale of investments ............................    (1,663)         110        (1,430)
      Loss on disposal of fixed assets ..............................       101          903             -
      Non-cash compensation expense .................................       460        1,013             -
      Write-off of impaired equity investments ......................         -            -         9,431
      Accrued interest/amortization on bonds ........................     1,195         (355)       (2,116)
      Provision for bad debts .......................................     8,332        5,415         4,331
      Purchase of in-process research and development for stock .....   130,639       14,216        11,215
      Deferred income taxes .........................................   (28,558)       4,428         1,439
      Minority interest in net loss of subsidiaries .................         -       (1,608)       (1,659)
      Equity in net loss of unconsolidated subsidiary ...............     4,360        1,810         1,353
      Other .........................................................       105        1,458           386
      Increase (decrease) in cash from working capital changes
       net of acquired assets:
        Accounts receivable .........................................   (18,395)     (15,069)      (14,916)
        Inventories .................................................   (40,182)     (15,906)      (10,549)
        Prepaid expenses and other current assets ...................      (527)      (1,680)       (1,769)
        Accounts payable, accrued expenses and deferred revenue .....    26,775        5,679         2,782
                                                                       --------    ---------     ---------
        Net cash provided by operating activities ...................    40,017       44,702        33,027

INVESTING ACTIVITIES:
   Purchases of investments .........................................  (122,093)    (142,522)     (210,274)
   Purchases of restricted investments ..............................         -       (4,418)      (10,000)
   Maturities of investments ........................................   207,399       57,055       265,851
   Acquisitions of property, plant and equipment ....................   (63,802)     (49,988)     (101,707)
   Acquisitions, net of cash acquired and liabilities assumed .......  (299,078)        (322)        5,359
   Additional investment in unconsolidated subsidiaries .............    (5,511)      (4,428)       (1,465)
   Loans to affiliates ..............................................    (1,676)           -             -
   Other noncurrent assets and other noncurrent liabilities .........    (7,470)      (1,265)       (3,221)
                                                                       --------    ---------     ---------
        Net cash used by investing activities .......................  (292,231)    (145,888)      (55,457)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ...........................    41,556      223,139        45,926
   Proceeds from issuance of common stock by subsidiary .............         -        1,107           319
   Proceeds from issuance of debt ...................................   536,000            -        21,819
   Payments of long-term debt and capital lease obligations .........  (378,502)     (41,449)       (4,793)
                                                                       --------    ---------     ---------
        Net cash provided by financing activities ...................   199,054      182,797        63,271

Effect of exchange rate changes on cash .............................     1,920         (781)         (274)
                                                                       --------    ---------     ---------
Increase (decrease) in cash and cash equivalents ....................   (51,240)      80,830        40,567
Cash and cash equivalents at beginning of period ....................   144,372       63,542        22,975
                                                                       --------    ---------     ---------
Cash and cash equivalents at end of period ..........................  $ 93,132    $ 144,372     $  63,542
                                                                       ========    =========     =========
Supplemental disclosures of cash flows:
Cash paid during the year for:
    Interest.........................................................  $ 6,285     $ 9,944      $ 9,634
    Income taxes.....................................................   14,149      19,581       13,506


Supplemental Disclosures of Non-Cash Transactions:
    Acquisition liability -- Note B
    Additional investment in unconsolidated affiliate -- Note D
    Settlement of note receivable -- Note F
    Exercise of warrants -- Note I
    Debt conversion -- Note I


              The accompanying notes are an integral part of these
                       consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            SHARES IN THOUSANDS           DOLLARS IN THOUSANDS
                                                       ----------------------------     ------------------------
                                                         1996       1995       1994       1996     1995     1994
                                                         ----       ----       ----       ----     ----     ----
COMMON STOCKS:

  GENERAL DIVISION COMMON STOCK:
   Balance at beginning of year .................      62,372     52,894     48,584      $ 624    $ 529    $ 486
   Exercise of stock options ....................       1,371      1,916        136         13       19        1
   Issuance from employee stock purchase plan ...         291        286        252          3        3        3
   Exercise of warrants .........................       6,341        686      3,922         63        7       39
   Shares issued in public offering .............           -      5,750          -          -       58        -
   Issuance of General Division Common Stock
    in connection with  conversion of
    convertible subordinated notes ..............       3,782          -          -         38        -        -
   Issuance of General Division Common Stock
    in connection with  acquisitions ............       1,380        840          -         14        8        -
                                                       ------     ------     ------      -----    -----    -----
    Balance at end of year ......................      75,537     62,372     52,894      $ 755    $ 624    $ 529
                                                       ======     ======     ======      =====    =====    =====

  TISSUE REPAIR DIVISION COMMON STOCK:
   Balance at beginning of year .................      12,113      8,675          -      $ 121    $  87      $ -
   Issued to BioSurface shareholders ............           -          -      5,000          -        -       50
   Issued at conversion .........................           -          -      3,357          -        -       34
   Exercise of stock options ....................         124        122          -          1        1        -
   Issuance from employee stock purchase plan ...         325        270          4          3        3        -
   Exercise of warrants .........................         345         46        314          4        -        3
   Shares issued in public offering .............           -      3,000          -          -       30        -
   Issuance of Tissue Repair Division Common
    Stock in connection with conversion of
    the General Division's convertible
    subordinated notes ..........................         255          -          -          3        -        -
                                                       ------     ------     ------      -----    -----    -----
   Balance at end of year .......................      13,162     12,113      8,675      $ 132    $ 121    $  87
                                                       ======     ======     ======      =====    =====    =====

TREASURY COMMON STOCK (AT COST):
  GENERAL DIVISION COMMON STOCK:
   Balance at beginning of year .................        (106)      (100)      (100)     $(882)   $(755)   $(755)
   Purchases ....................................           -         (6)         -         (8)    (127)       -
                                                       ------     ------     ------      -----    -----    -----
 Balance at end of year .........................        (106)      (106)      (100)     $(890)   $(882)   $(755)
                                                       ======     ======     ======      =====    =====    =====



ADDITIONAL PAID IN CAPITAL - GENERAL DIVISION:
  Balance at beginning of year..................................................      $616,096     $406,991    $397,229
  Exercise of stock options ....................................................        13,870       27,903       1,188
  Issuance from employee stock purchase plan ...................................         4,695        4,158       2,989
  Exercise of warrants .........................................................       106,101        6,257      41,691
  Common Stock issued in public offering .......................................             -      141,218           -
  Issuance of Common Stock in connection with conversion of convertible
   subordinated notes ..........................................................       101,362            -           -
  Issuance of General Division Common Stock in connection with acquisitions ....        36,508       23,813           -
  Callable Warrants issued in connection with acquisition of  Neozyme II .......           469            -           -
  Allocation to GTR for designated shares.......................................       (11,714)           -     (38,330)
  Tax benefit from disqualified dispositions ...................................         3,500        5,500       2,224
  Non-cash compensation expense ................................................           123          131           -
  Treasury Stock acquired.......................................................            10          125           -
                                                                                      --------     --------    --------
  Balance at end of year .......................................................      $871,020     $616,096    $406,991
                                                                                      ========     ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                                                                 DOLLARS IN THOUSANDS
                                                                                      ---------------------------------------
                                                                                           1996           1995           1994
                                                                                           ----           ----           ----
ADDITIONAL PAID IN CAPITAL-TISSUE REPAIR DIVISION:
  Balance at beginning of year .................................................      $ 107,934       $ 63,573      $       -
  Tissue Repair Division Common Stock issued to BioSurface shareholders ........              -              -         25,266
  Tissue Repair Division Common Stock issued at conversion .....................              -              -            (34)
  Exercise of stock options ....................................................            539            240              -
  Issuance from employee stock purchase plan ...................................          1,893            980             14
  Exercise of warrants .........................................................             (4)            (3)            (3)
  Tissue Repair Division Common Stock issued in public offering ................              -         42,262              -
  Issuance of Tissue Repair Division Common Stock in connection with
    the conversion of the General Division's convertible subordinated notes ....             (3)             -              -
  Allocation from General Division for designated shares........................         11,714              -         38,330
  Non-cash compensation expense ................................................            312            882              -
                                                                                      --------        --------       --------
  Balance at end of year .......................................................      $ 122,385       $107,934       $ 63,573
                                                                                      =========       ========       ========
ACCUMULATED DEFICIT:
  Balance at beginning of year .................................................      $ (17,158)      $(38,808)      $(55,111)
  Net income (loss) ............................................................        (72,817)        21,650         16,303
                                                                                      ---------       --------       --------
  Balance at end of year .......................................................      $ (89,975)      $(17,158)      $(38,808)
                                                                                      =========       ========       ========


Foreign currency translation adjustment:
  Balance at beginning of year .................................................      $  (3,590)      $ (4,915)      $ (7,776)
  Translation adjustments ......................................................          2,845          1,325          2,861
                                                                                      ---------       --------       --------
  Balance at end of year .......................................................      $    (745)      $ (3,590)      $ (4,915)
                                                                                      =========       ========       ========

Unrealized gains (losses) on investments:
  Balance at beginning of year .................................................      $   2,062       $ (7,735)     $      --
  Adjustments ..................................................................         (2,435)         9,797         (7,735)
                                                                                      ---------       --------       --------
  Balance at end of year .......................................................      $    (373)      $  2,062       $ (7,735)
                                                                                      =========       ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Genzyme Corporation (the "Company" or "Genzyme"), is a diversified human healthcare business with product development, manufacturing and marketing capabilities in therapeutic and diagnostic products, pharmaceuticals, diagnostic services and tissue repair.

BASIS OF PRESENTATION
The approval effective December 16, 1994 (the "Effective Date") by the stockholders of Genzyme of the Genzyme Stock Proposal as described in Genzyme's Prospectus/Proxy Statement dated November 10, 1994 resulted in the redesignation of Genzyme's common stock. The outstanding shares of Genzyme common stock were redesignated as General Division Common Stock ("General Division Stock") on a two-for-one basis and a second class of common stock, designated as Tissue Repair Division Common Stock ("TR Stock") was distributed on the basis of .135 of one share of TR Stock for each share of Genzyme's common stock. General Division Stock and TR Stock provide stockholders with separate securities which are intended to reflect the performance of the General Division and Tissue Repair Division ("GTR"), respectively, and the allocation of tax benefits between the divisions pursuant to the management and accounting policies adopted by the Board of Directors (the "Board") of Genzyme Corporation. The approval of the Genzyme Stock Proposal did not result in any transfer of assets and liabilities of the Company or its subsidiaries. The Company prepares separate financial statements for the General Division and GTR in addition to consolidated financial statements of the Company.

Although the financial statements of the General Division and Tissue Repair Division separately report the assets, liabilities and stockholders' equity of Genzyme attributable to each such group, such attribution of assets and liabilities (including contingent liabilities) and stockholders' equity among the General Division and Tissue Repair Division does not affect legal title to such assets or responsibility for such liabilities. Holders of General Division Stock and Tissue Repair Stock are holders of common stock of Genzyme and continue to be subject to all the risks associated with an investment in Genzyme and all of its businesses and liabilities. Liabilities or contingencies of the General Division or GTR could affect the results of operations and financial condition of the other Division.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in companies and joint ventures in which the Company has a substantial ownership interest of approximately twenty-percent to fifty-percent, or in which the Company participates in policy decisions are accounted for using the equity method. Accordingly, the Company's share of the earnings of these entities is included in consolidated net income. Investments of less than 20% are reported at fair value (see "Investments"). All significant intercompany items and transactions have been eliminated in consolidation. Certain items in the consolidated financial statements for the years ended December 31, 1994 and 1995 have been reclassified to conform with the December 31, 1996 presentation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates market.

INVESTMENTS
Short-term investments include all investments with remaining maturities of twelve months or less. Long-term investments include all investments with remaining maturities greater than twelve months. The Company classifies its equity investments as available-for-sale and its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. Equity investments are included in "Other noncurrent assets" on the consolidated balance sheet. As of December 31, 1996 and 1995, the Company classified all investments in debt securities as available-for-sale.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These investments are reported at fair value as of the balance sheet date with unrealized holding gains and losses (the adjustment to fair value) included in "Other Equity Adjustments" in Stockholders' equity. If the adjustment to fair value reflects a decline in the value of the investment, management considers all available evidence to evaluate the extent to which the decline is "other than temporary" and marks the investment to market through a charge to the income statement.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of investments is obtained from market quotations. The fair value of foreign currency forward contracts is based on forward rates in effect at December 31, 1996 and is disclosed below (see -- Hedging).

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets (three to ten years for plant and equipment, five to seven years for furniture and fixtures, and twenty to forty years for buildings). Certain specialized manufacturing equipment allocated to the General Division (with a net book value of $174.6 million at December 31, 1996) is depreciated over its remaining useful life using the units-of-production method. The remaining life and recoverability of such equipment is evaluated periodically based on the appropriate facts and circumstances. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. For products expected to be commercialized, the Company capitalizes, to construction in-progress, the costs of manufacturing process validation and optimization incurred beginning when the product is deemed to have demonstrated technological feasibility and ending when the asset is substantially complete and ready for its intended use. Qualified costs include incremental labor and direct material, and incremental fixed overhead and interest. These costs are depreciated using the units of production method.

ISSUANCE OF STOCK BY A SUBSIDIARY
Gains on the issuance of stock by a subsidiary are included in net income unless the subsidiary is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration. In those situations the Company accounts for the change in its proportionate share of subsidiary equity resulting from the additional equity raised by the subsidiary as an equity transaction.

INTANGIBLES
Intangible assets consist of goodwill, covenants not to compete, customer lists, patents, trademarks and trade-names and are being amortized using the straight-line method over useful lives of five to forty years. Management's policy regarding intangible assets is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that these assets may be impaired. Evaluations consider factors including operating results, business plans, economic projections, strategic plans and market emphasis. Evaluations also compare expected cumulative, un-discounted operating incomes or cash flows with net book values of related intangible assets. Unrealizable intangible asset values are charged to operations if these evaluations indicate an impairment in value.

TRANSLATION OF FOREIGN CURRENCIES
The financial statements of the Company's foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate prevailing during the period for revenues and expenses. The local currency for all Company foreign subsidiaries is considered to be the functional currency for each entity and accordingly, translation adjustments for these subsidiaries are included in "Other Equity Adjustments" in Stockholder equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a charge or credit to Stockholder equity.
 Transaction gains and losses are recorded in income and totaled net losses of $(0.9) million and $(0.8 million) for the years ended December 31, 1996 and 1995, respectively. Net transaction losses information for 1994 were not material. Stockholders' equity includes cumulative foreign currency translation adjustments of $(0.7) million and $(3.6) million at December 31, 1996 and 1995.

HEDGING
   FORWARD CONTRACTS

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Company enters into forward contracts to reduce foreign currency exchange risk. Such contracts are revalued using current exchange rates at the balance sheet date. All gains and losses on revaluation of forward contracts are included in net income. At December 31, 1996 and 1995, the Company had currency contracts valued at approximately $0.9 million and $1.2 million, respectively. Related gains and losses were not material to the financial statements.

   INTEREST RATE HEDGE AGREEMENTS
   Interest rate hedge agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the portfolio to reduce the Company's aggregate risk to movements in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. The fair values of interest rate contracts is estimated based on the estimated amount necessary to terminate the agreements.

REVENUE RECOGNITION
Revenues from product sales are recognized when goods are shipped and are net of third party contractual allowances and rebates, as applicable. Revenues from service sales are recognized when the service procedures have been completed. Revenues from research and development contracts are recognized over applicable contractual periods as specified by each contract.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed in the period incurred. Costs of purchased technology which management believes has not demonstrated technological feasibility and for which there is no alternative future use, are charged to expense in the period of purchase.

INCOME TAXES
The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. At December 31, 1996, such undistributed foreign earnings were approximately $9.0 million.
Based on the Company's policy of indefinite reinvestment in non-U.S.
operations, it is not currently practicable to determine the tax liability associated with the repatriation of these earnings.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share attributable to the General Division and the Tissue Repair Division give effect to the management and accounting policies adopted by the Board in connection with re-designation of Genzyme common stock as General Division Stock and the creation of GTR Stock and are reported in lieu of consolidated per share data. The Company computes earnings (loss) per share for each Division by dividing the earnings attributable to each class of stock by the weighted average number of shares of that stock and dilutive common stock equivalents and other potentially dilutive securities outstanding during the applicable period. Earnings (loss) attributable to General Division Stock and TR Stock equals the respective division's net income or loss for the relevant period determined in accordance with generally accepted accounting principles in effect at such time, adjusted by the amount of tax benefits allocated to or from either division pursuant to the management and accounting policies adopted by the Board of Directors (the "Genzyme Board").

Income per share assuming full dilution is determined by dividing net income plus subordinated debenture interest (net of capitalized amounts) by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and warrants and for subordinated debentures assumed converted to common stock.

Net income attributable to General Division and GTR Stock and net income per share and net income per share assuming full dilution for the year ended December 31, 1994, give effect to the provisions of the accounting policies adopted by the Genzyme Board in connection with the creation of the General Division and, accordingly, are pro forma presentations.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company has elected the disclosure-only alternative permitted under SFAS 123, "Accounting for Stock-Based Compensation". The Company has disclosed herein pro forma net income and pro forma earnings per share in the footnotes using the fair value based method beginning in fiscal 1996 with comparable disclosures for fiscal 1995.

FINANCIAL INSTRUMENTS
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, current and non-current investments and accounts receivable. The Company generally invests its cash investments in investments-grade securities to mitigate risk.

UNCERTAINTIES
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel,

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


protection of proprietary technology, estimation by the Company of the size and characteristics of the markets for the Company's products, acceptance of the Company's products and services, health care cost containment initiatives, product liability and compliance with the government regulations, including those of the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration.

NEW ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The Statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company plans to adopt SFAS in 1997 and has not yet determined the impact.

NOTE B. ACQUISITIONS
The Company allocates all acquisitions to either the General Division or Tissue Repair Division depending on the nature of the acquired business.

  ALLOCATED TO THE GENERAL DIVISION:
   SYGENA A.G.
   In July 1994, the Company paid approximately $6,100,000 for newly-issued shares of common stock representing 51% of the outstanding common stock of Sygena A.G. ("Sygena"), a Swiss manufacturer of high performance chemicals used in the development of pharmaceuticals. Based on certain put and call options in the Acquisition Agreement, the Company accounted for the acquisition as a purchase of all of the outstanding shares of Sygena, and recorded a deferred liability at a present value of approximately $9.0 million Swiss francs for the purchase of the remaining shares. The excess purchase price over the net assets acquired was approximately $5.0 million Swiss francs (approximately $4.0 million) and was recorded as goodwill with a life of ten years. In July 1996, Genzyme paid $7.6 million (9.2 Swiss Francs) in settlement of the deferred liability and related accrued interest. The net assets and operations of Sygena have been included in the Company's financial statements from the date of acquisition. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

   IG LABORATORIES, INC.
   In October 1995, Genzyme acquired the publicly-held minority interest in its majority-owned subsidiary, IG Laboratories, Inc. ("IG"), a genetic testing business, by issuing approximately 770,510 shares of General Division Stock, valued at approximately $22.5 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of the net assets acquired, approximately $18.6 million, was allocated $14.2 million to in-process research and development and charged to operations, and $4.4 million to goodwill to be amortized over 11 years. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.

   GENETRIX, INC.
   On May 1, 1996, the Company acquired Genetrix Inc., a privately held genetic testing laboratory based in Phoenix, Arizona, in a tax-free exchange of General Division Stock. In the aggregate, approximately 1,380,000 shares of General Division Stock valued at approximately $36.5 million were issued for all the outstanding shares of Genetrix preferred stock and Genetrix common stock. The acquisition was accounted for as a purchase.

   The purchase price was allocated to the assets and liabilities of Genetrix based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, approximately $39 million, was allocated to goodwill to be amortized over 15 years. The Company incurred restructuring costs of $1.0 million.

   DEKNATEL SNOWDEN PENCER, INC.
   On July 1, 1996, Genzyme completed the acquisition of Deknatel Snowden Pencer, Inc. ("DSP"), a privately held surgical products company. The purchase price of $252.2 million consisted of cash of approximately $192.0 million, acquisition costs of approximately $4.6 million, and assumed debt obiligations of DSP of approximately $55.6 million. The excess of the purchase price over the fair market value of the net assets acquired, approximately $128.3 million, was allocated to goodwill to be amortized over 40 years. Funds for the acquisition, the repayment of the debt and the payment of the acquisition costs were provided by borrowings of $200.0 million under a revolving credit facility from Fleet National Bank, due

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   September 1, 1997, with interest payable at LIBOR plus 5/8% and General Division cash balances. The Company incurred restructuring charges of $0.5 million.

   The purchase price was allocated to the assets and liabilities of DSP based on their estimated respective fair values on the date of acquisition. Completed technology that has reached technological feasibility was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the completed technology. In-process technology that has not reached technological feasibility and that has no alternative future use was valued using the same method. Expected future cash flows associated with in-process technology are discounted considering risks and uncertainties related to viability of and to the potential changes in future target markets and to the completion of the products expected to be ultimately marketed by Genzyme. The amount allocated to in-process technology of $24.2 million was charged to operations in July 1996 upon completion of the acquisition.

   NEOZYME II CORPORATION
   On October 28, 1996, Genzyme, through Neozyme II Acquisition Corporation ("Acquisition Corp."), a wholly-owned subsidiary, completed its tender offer for the outstanding units (the "Units") of Neozyme II Corporation ("Neozyme II"), each Unit consisting of (i) one share of Neozyme II Callable Common Stock ("Callable Common Stock"), $1.00 par value per share, and (ii) one Callable Warrant (the "Callable Warrants") to purchase two shares of General Division Stock and 0.135 share of GTR Stock, $0.01 par value per share of Genzyme for $45 per Unit in cash. A total of 2,385,686 Units, or 98.8 percent, were tendered and accepted for payment resulting in payment of $107.4 million in December of 1996.

   On December 6, 1996, Neozyme II was merged with and into Acquisition Corp. and as a result of the merger, all outstanding shares of Callable Common Stock (other than shares held by Genzyme and its subsidiaries) were cancelled and converted into the right to receive $29.00 in cash per share, for an aggregate merger consideration of $0.9 million. The Callable Warrants included in the untendered Units separated from the shares of Callable Common Stock converted in the merger and accordingly 29,314 of such warrants became exercisable on December 6, 1996. The exercise price of the Callable Warrants is $44.202 and was determined by the average closing price of two shares of General Division Stock and .135 share of GTR Stock for the 20 trading days prior to December 6, 1996. The Callable Warrants will expire on December 31, 1998. The aggregate purchase price of $111.3 million consisted of $108.2 million of cash, warrants valued at $0.5 million and acquisition costs of $2.6 million.

   The excess purchase price was allocated to Neozyme II's only remaining assets which were technologies still in the development stage. These technologies consisted of specific programs for the treatment of cystic fibrosis and have no alternative future use. Accordingly the statement of operations for the year ended December 31, 1996 reflects a $106.5 million charge for in-process technology and a related deferred tax benefit of $21.7 million which were recorded upon consummation of the acquisition.

  ALLOCATED TO THE TISSUE REPAIR DIVISION:

   BIOSURFACE TECHNOLOGY, INC.
   On December 15, 1994, Genzyme acquired BioSurface Technology, Inc. ("BioSurface") a developer of tissue repair technologies by issuing .575 of one share of GTR Stock for each share of BioSurface common stock. In the aggregate, 5,000,000 shares of GTR Stock, valued at $25,312,500, were issued representing 50% of the initial equity interest in GTR. The acquisition was accounted for as a purchase. Accordingly, the associated net assets and operations of BioSurface have been included in the Company's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $11,215,000, was allocated to in-process research and development and charged to operations. Pro forma information is not presented since the impact of the acquisition on financial statement periods prior to the acquisition is not material.


PRO FORMA FINANCIAL INFORMATION
The following pro forma information presents the results of operations of Genzyme, Genetrix, DSP and Neozyme II for the years ended December 31, 1996 and 1995, as if the acquisitions had been consummated on January 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The pro forma financial information does not include charges for in-process technology of $24.2 million and $106.5 million, related to the DSP and Neozyme II acquisitions, respectively which were recognized as expense upon consummation of each acquisition in 1996.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                     1996            1995
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               (UNAUDITED)     (UNAUDITED)
   ------------------------------------------------------------------------------------------
   Revenues.....................................................    $563,586        $476,850
   Pro forma net income (loss)..................................      22,831          (7,557)
   Attributable to General Division Stock:
    Pro forma net income........................................      65,136          14,473
    Pro forma net income per General Division common
      and common equivalent shares..............................    $   0.89        $   0.24
                                                                    ========        ========
    Pro forma weighted average and common equivalent shares
      outstanding...............................................      73,492          61,565
                                                                    ========        ========
    Pro forma net income (loss) per Tissue Repair Division
     common and common equivalent share.........................    $  (3.38)       $  (2.28)



NOTE C. MAJORITY-OWNED SUBSIDIARIES

   Investments in the Company's majority-owned subsidiaries were attributed to the General Division on the Effective Date, December 16, 1994.

   IG LABORATORIES, INC.
   IG was an approximately 70%-owned subsidiary for the year ended December 31, 1994 and for the period from January 1, 1995 through October 1, 1995. (See Note B).

   GENZYME TRANSGENICS CORPORATION
   Genzyme Transgenics Corporation ("GTC") was a majority-owned subsidiary for the period from January 1, 1994 through September 30, 1994. (See Note D).


NOTE D. INVESTMENTS

   Consolidated investments in marketable securities at December 31 consisted of the following:
                                                        1996                           1995
                                                -------------------------------------------------
                                                              MARKET                       MARKET
     (DOLLARS IN THOUSANDS)                        COST        VALUE            COST        VALUE
     --------------------------------------------------------------------------------------------
     Short Term:
        Certificates of deposit...........      $ 1,882      $ 1,882        $  1,870     $  1,870
        Federal agency notes...............           -            -          26,731       26,767
        Corporate notes....................      54,732       54,726          80,576       80,646
        U.S. Treasury notes................           -            -           3,031        3,020
                                                -------      -------        --------      -------
                                                $56,614      $56,608        $112,208     $112,303
                                                =======      =======        ========     ========
     Long Term:
        Federal agency notes...............           -            -        $  4,047        4,053
        Corporate notes....................      16,481       16,485          42,518       42,845
        U.S. Treasury notes................      22,010       21,730          22,351       22,663
                                                -------      -------        --------      -------
                                                $38,491      $38,215        $ 68,916      $69,561
                                                =======      =======        ========     ========



   Information regarding the range of contractual maturities of investments in debt securities at December 31, 1996 is as follows:

                                                                              MARKET
        (DOLLARS IN THOUSANDS)                                      COST       VALUE
        ----------------------------------------------------------------------------
        Within 1 year...................................         $56,614     $56,608
        After 1 year through 2 years....................          11,399      11,415
        After 2 years through 10 years..................          27,092      26,800
                                                                 -------     -------
                                                                 $95,105     $94,823
                                                                 =======     =======


Cash and cash equivalents, consisting principally of money market funds and munipal notes are valued at cost plus accrued interest.

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's investments in unconsolidated entities may be attributed to either the General Division or Tissue Repair Division. As of December 31, 1996, all such investments were attributed to the General Division. The following is a summary of the allocation of these investments:

  INVESTMENT IN NABI
  In August 1993, the Company acquired 502,512 shares of the Series E Convertible Preferred Stock (the "Series E Stock") of Univax Biologics, Inc., for $5.0 million in connection with an agreement to develop and commercialize certain products. In November 1995, Univax merged with North American Biologicals, Inc.("NABI") and in connection with the merger the Company received 526,315 shares of NABI common stock in exchange for the Series E Stock. In April 1996, the Company recorded a realized gain of approximately $1.7 million on the sale of the entire investment in NABI.

  INVESTMENT IN ARONEX, INC.
  In September 1993, the Company acquired 714,286 shares of common stock of Argus Pharmaceuticals, Inc. ("Argus") for $5.0 million in connection with an agreement to develop and commercialize certain products. Upon the achievement of certain specified clinical milestones, the Company is committed to making future milestone payments and an additional $5.0 million investment in Argus. In August 1994, Argus delivered to the Company an additional 132,325 shares resulting in a total of 846,611 shares held by the Company. The investment is classified as available-for-sale and is included in "Other noncurrent assets" in the consolidated balance sheets of Genzyme at fair market value. At December 31, 1994, the fair value of the Argus stock was approximately $1.7 million. The Company believed that a portion of the impairment in the value of the investment in Argus was "other than temporary" and accordingly, a loss of approximately $3.3 million was charged to the Company's operations in 1994. In September 1995, Argus combined with Triplex Pharmaceuticals and Oncologix to form Aronex, Inc. and as a result, the Argus shares were redesignated as Aronex shares. At December 31, 1996 and 1995, the investment in Aronex was recorded at its fair market value of approximately $4.0 million and $3.7 million, respectively.

  INVESTMENT IN CELTRIX In June 1994, the Company acquired 1,550,388 restricted shares of Celtrix Pharmaceuticals, Inc. ("Centrix'), approximately 11.5% of the common stock of Celtrix outstanding after the acquisition, for $10.0 million. The announcement of certain adverse events by Celtrix resulted in a decline in the fair market value of the Company's investment. The Company believed that a portion of the impairment in the value of the investment in Celtrix was "other than temporary". Accordingly, a loss of approximately $6.1 million was charged to the Company's operations in 1994. In 1995, Celtrix exercised its option to require the Company to purchase additional shares of Celtrix at fair market value. As a result in December 1995, the Company acquired an additional 1,472,829 shares at $3 per share. The investment is classified as available-for-sale and is included in "Other noncurrent assets" in the consolidated balance sheets for Genzyme. At December 31, 1996 and 1995, the Company's investment in Celtrix had a fair market value of approximately $6.0 million and $7.7 million, respectively.

  REALIZED AND UNREALIZED GAINS AND LOSSES ON MARKETABLE SECURITIES AND EQUITY INVESTMENTS
  Investment income for 1996 and 1995 includes gross realized losses of $47,000 and $110,000, respectively. Gross realized gains included in investment income for 1995 and 1994 were $1.4 million, respectively. The realized gain on the investment in NABI was reported in the gain on investments line item in the Company's statement of operations for 1996.

  Gross unrealized holding losses of $2.7 million and gross unrealized holding gains of $2.3 million were recorded at December 31, 1996 in Stockholders' equity as compared to unrealized holding gains of $2.1 million at December 31, 1995 of which $0.7 million represented an unrealized holding gain on the Company's investment in NABI which was sold in 1996.

  INVESTMENT IN GTC As of October 1994, the Company's percentage ownership of GTC Common Stock ("GTC Stock") declined from approximately 73% to approximately 40% due primarily to GTC's acquisition of TSI Corporation for Stock and accordingly, the Company began accounting for its investment in GTC under the equity method.

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company acquired approximately 2,308,800 of the 3,260,800 shares of GTC Stock issued in 1995 which increased the Company's equity interest in GTC to 48% as of December 31, 1995.

In March 1996, GTC entered into a Convertible Debt and Development Funding Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit (the "GTC Revolving Line of Credit") in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the agreement, GTC granted to the Company co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. Pursuant to the terms of this agreement, GTC borrowed $4.3 million in 1996 from the General Division, of which $1.7 million of this debt was converted into 219,565 shares of GTC Stock, $1.2 million was offset against amounts owed by the General Division to GTC for services provided in relation to the AT-III program and $1.4 million was repaid by GTC with accrued interest. As of December 31, 1996, GTC had no amounts outstanding under the GTC Revolving Line of Credit.

On July 31, 1996, GTC sold 3,000,000 shares of GTC common stock to the public for $4.00 per share. The General Division purchased 900,000 shares in the offering. The offering resulted in an increase in the book value of the Company's investment in GTC and the resulting gain was recorded in income in 1996. As of December 31, 1996, the Company's equity interest in GTC had declined to 43%, primarily due to the issuance of shares of GTC Stock in the public offering and as a result of option and warrant exercises.


The fair market value of the GTC shares, based on quoted market prices, was $45.5 million and $27.6 million at December 31, 1996 and 1995, respectively. GTC reported a net loss of approximately $7.7 million for the year ended December
31, 1996. The Company reported equity in GTC's net losses of $2.4 million, $1.8 and $1.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Following are condensed statements of operations and balance sheet data of GTC:

                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------
          (DOLLARS IN THOUSANDS)                 1996         1995         1994
          ---------------------------------------------------------------------
          Revenues.........................   $46,834      $32,421       $9,471
          Operating loss...................    (7,253)      (7,855)      (5,434)
          Net loss.........................    (7,746)      (4,133)      (5,284)

                                                  DECEMBER 31,
                                             ---------------------
          (DOLLARS IN THOUSANDS)               1996         1995
          --------------------------------------------------------
          Current assets...................   $24,642      $16,564
          Noncurrent assets................    42,062       41,478
          Current liabilities..............    24,758       23,575
          Noncurrent liabilities...........     6,742        7,179


NOTE E.  INVENTORIES

Inventories at December 31 consist of the following:

              (DOLLARS IN THOUSANDS)             1996         1995
              ------------------------------------------------------------------
              Raw materials................  $ 30,379      $12,634
              Work-in-process..............    38,203       14,821
              Finished products............    56,683       25,587
                                             --------      -------
                                             $125,265      $53,042
                                             ========      =======

NOTE F.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31 includes the following
              (DOLLARS IN THOUSANDS)                                 1996        1995
              -----------------------------------------------------------------------
              Plant and equipment..........................      $164,817    $109,035

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Land and buildings...........................       175,620      46,456
              Leasehold improvements.......................        58,215      52,803
              Furniture and fixtures.......................        14,714       7,530
              Construction in progress.....................        69,286     178,083
                                                                 --------    --------
                                                                  482,652     393,907
                Less accumulated depreciation..............       (88,813)    (64,484)
                                                                 --------    --------
              Property, plant and equipment, net...........      $393,839    $329,423
                                                                 ========    ========

Depreciation and amortization expense was $23.1 million, $18.0 million, and $13.5 million in 1996, 1995 and 1994, respectively.

The Company attributes its property, plant and equipment to either the General Division or Tissue Repair Division based on use.

The Company has completed construction of a manufacturing facility at Allston Landing in Boston, Massachusetts to produce a recombinant form of Ceredase(R) enzyme ("Cerezyme(R)") and other products. The facility cost approximately $154.1 million plus an additional $22.3 million of process validation and optimization costs. On October 24, 1996, Genzyme received FDA approval to manufacture the drug Cerezyme[R] in the Allston Landing facility.

As of December 31, 1996, the Company had capitalized approximately $154.1 million of expenditures related to this building and approximately $33.3 million of gross process validation and optimization costs with related accumulated amortization of $1.0 million related to other facilities. In 1996, 1995 and 1994, the Company capitalized approximately $2.2 million, $9.0 million and $9.2 million of interest costs, respectively, relating to this and other facility construction. Upon receipt of FDA approval for the facility, the Company began production and transferred the cost out of construction in progress and began depreciating this facility in July 1996 using the units of production method of depreciation. Depreciation expense for 1996 related to this facility was $1.7 million.

NOTE G. ACCRUED EXPENSES

Accrued expenses at December 31 include the following:
        (DOLLARS IN THOUSANDS)                                         1996             1995
        ------------------------------------------------------------------------------------
        Professional fees......................................    $  4,402         $  2,679
        Compensation...........................................      22,626           12,951
        Royalties..............................................       8,323            6,702
        Rebates................................................       7,604            2,693
        Interest...............................................       1,681            1,857
        Other..................................................      25,488           12,536
                                                                   --------         --------
                                                                   $ 70,124         $ 39,418
                                                                   ========         ========


NOTE H. LONG-TERM DEBT AND LEASES

LONG-TERM DEBT
Although the Company retains responsibility for the re-payment of all long-term debt obligations, such debt and leases are allocated to either the General Division or Tissue Repair Division for reporting purposes based on the intended use of the funds borrowed under each instrument or facilities or equipment leased.

Long-term debt at December 31 is comprised of the following:
        (DOLLARS IN THOUSANDS)                                         1996             1995
        ------------------------------------------------------------------------------------

        Revolving credit facility..............................    $218,000         $      -
        Convertible subordinated notes.........................           -          100,000
        Mortgage note payable, matures June 13, 1999...........      20,375           20,863

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Mortgage note payable, matures November 2014...........       3,298            3,356
        Mortgage note payable, matures January 1, 2008.........         685              747
        Term notes payable.....................................           -            1,626
                                                                   --------         --------
                                                                    242,358          126,592
        Less current portion...................................        (999)          (2,243)
                                                                   --------         --------
                                                                   $241,359         $124,349
                                                                   ========         ========

CREDIT FACILITIES
In November 1996, Genzyme refinanced its existing $215.0 million line of credit (the "Credit Line") with a revolving credit facility (the "Revolving Facility") made available through a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to either the General Division or Tissue Repair Division. As of December 31, 1996, the Company had $218.0 million of debt outstanding under the Revolving Facility, due in November 1999, which had been allocated $200.0 million to the General Division and $18.0 million to GTR. The Company had an interest-rate swap agreement with a notional amount of $100 million.

   REVOLVING FACILITY The Company may obtain loans up to a maximum aggregate principal amount outstanding at any time of $225.0 million under the terms of the Revolving Facility. Loans bear interest at LIBOR plus an applicable margin pursuant to the terms and conditions defined in the Credit Agreement. The notes have certain covenants which require the Company to, among other things, maintain certain levels of earnings and liquidity ratios. The stock of Genzyme Securities Corporation, a Massachusetts Securities Corporation, is pledged as collateral for this facility.

   CREDIT LINE
   On June 28, 1996, Genzyme's credit line with Fleet National Bank was increased from $15.0 million to an aggregate of $215.0 million in connection with the Company's acquisition of DSP (See Note D. - Acquisitions). Until refinanced with the Revolving Facility in November 1996, borrowings under the Credit line were allocated $200.0 million to the General Division to finance the acquisition of DSP and $15.0 million to GTR to fund operations, each with interest payable at LIBOR plus 5/8%. All funds outstanding under the Credit Line were repaid before December 31, 1996 with funds borrowed under the Revolving Facility.

6 3/4% CONVERTIBLE SUBORDINATED NOTES
In 1991, the Company issued 6 3/4% Convertible Subordinated Notes due
October 1, 2001 in the aggregate principal amount of $100.0 million for net proceeds of $97.3 million. Deferred financing costs of $2.7 million, classified as "Other noncurrent assets" on the combined balance sheets, were amortized to expense over the term of the debt issue. Such Notes were allocated to the General Division on the Effective Date, December 16, 1994. Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after December 16, 1994, would receive, in addition to the shares of General Division Stock into which the Note was convertible, the same number of shares of GTR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date. In March 1996, holders of the Notes converted such notes into General Division Stock and TR Stock pursuant to the amended terms of the notes. Holders of the Notes received 37.826 shares of General Division Stock and 2.553 shares of GTR Stock in conversion of each $1,000 Note. As a result of the conversion, $101.4 million, the face value of the debt less the unamortized debt financing costs was credited to equity.

MORTGAGE NOTES
The Company's three mortgage notes have been attributed to the General Division.

The mortgage note due June 1999 is collateralized by land and buildings with a net book value of $28.5 million at December 31, 1996, bears interest at 7.73% annually, and is payable monthly based on a twenty year direct reduction amortization schedule, with the remaining principal due June 13, 1999.

The mortgage note maturing November 2014 is collateralized by land and buildings with a net book value of $5.1 million at December 31, 1996 and bears interest at 10.5%. The mortgage note maturing January 2008 provides the bank with a "call or review" feature at the end of the first 60 month period, allowing the bank to adjust the note under specific circumstances. This note bears interest at a variable rate of prime plus 1% and is collateralized by land and fixtures. Principal and interest are payable monthly on both of these notes.

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTEREST RATE HEDGE AGREEMENTS
In December 1996, the Company entered into a $100 million interest rate swap contract (the "Swap Contract") to effectively convert the variable interest rate on borrowings under the Revolving Facility to fixed interest rates. Net payments made or received under the Swap Contract are recorded as adjustments to interest expense. At December 31, 1996 the Swap Contract had a termination value gain of $125,000.

OPERATING LEASES
Total rent expense under operating leases was $12.8 million, $10.0 million, and $8.7 million in 1996, 1995 and 1994 respectively. The Company leases facilities and personal property under certain operating leases in excess of one year.

Future minimum payments due under the Company's long-term obligations and capital and operating leases are as follows:

                                               LONG-TERM    CAPITAL    OPERATING
         (DOLLARS IN THOUSANDS)               OBLIGATIONS    LEASES       LEASES
         -----------------------------------------------------------------------
         1997...............................     $  3,200     $338      $ 13,033
         1998...............................        2,637      316        12,557
         1999...............................      277,805       14        11,326
         2000...............................          510        -        10,176
         2001...............................          504        -         9,222
         Thereafter.........................        5,795        -        49,283
                                                 --------     ----      --------
            Total minimum payments..........      290,451      668       105,597
         Less: interest.....................      (48,093)     (29)            -
                                                 --------     ----      --------
                                                 $242,358     $639      $105,597
                                                 ========     ====      ========

In January 1997, the General Division elected to re-pay $100.0 million of its outstanding debt plus accrued interest of $0.5 million.

NOTE I. STOCKHOLDERS' EQUITY

Immediately prior to the Effective Date, as defined in Note A, approximately 31,582,000 shares of Genzyme common stock were reserved for issuance under the Company's 1990 Equity Incentive Plan, 1988 Director Stock Option Plan, 1990 Employee Stock Purchase Plan, outstanding warrants (the "Warrants"), and the conversion of the 6 3/4% Convertible Subordinated Notes Due 2001 (the "Notes"). Pursuant to antidilution provisions in the agreements covering the options, Genzyme has adjusted each option outstanding on the Effective Date to provide for separation of the option into an option exercisable for General Division Stock and an option exercisable for the number of shares of GTR Stock that the holder would have received if the holder had exercised the option immediately prior to the Effective Date. The Warrants provide that the holder of the Warrant is entitled to receive the number of shares of General Division Stock and GTR Stock upon exercise of the Warrant that the holder would have received if the holder had exercised the Warrant immediately prior to the Effective Date. Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after the Effective Date would receive, in addition to the shares of General Division Stock into which the Note is convertible, the same number of shares of GTR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date. In March 1996, holders of the notes converted such notes into General Division Stock and GTR Stock. Holders of the notes received
37.826 shares of General Division Stock and 2.553 shares of GTR Stock in conversion of each $1,000 note.

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September 1995, Genzyme sold 3,000,000 shares of Tissue Repair Common Stock to the public at a price of $15 per share for net proceeds of $42.3 million after underwriting discounts and commissions. In October 1995, Genzyme sold 5,750,000 shares of General Division Common Stock to the public for $25.63 per share for net proceeds of $141.3 million.

At December 31, 1996, approximately 15,768,006 shares of General Division Stock and 3,664,585 shares of GTR Stock were reserved for issuance under the 1990 Equity Incentive Plan as amended, the 1988 Director Stock Option Plan as amended, the 1990 Employee Stock Purchase Plan as amended, and upon the exercise of outstanding warrants.

PREFERRED STOCK
Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The Board of Directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.

STOCK SPLIT
In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division Stock and TR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

DEFERRED COMPENSATION PLAN
The Company's Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") allows each member of the Genzyme Board who is not also an officer or employee of Genzyme to defer receipt of all or a portion of the cash compensation payable to him or her as a director of Genzyme. Compensation may be deferred until the termination of services as a director or, subject to certain restrictions, such other date as may be specified by the director. All of the current director of Genzyme, other than Mr. Termeer, are eligible to participate in the plan and as of December 31, 1996, six of the directors have elected to participate in the plan. The Company has reserved 50,000 shares of GGD Stock and 100,000 shares of GTR Stock to cover distributions of shares credited to stock accounts under the Deferred Compensation Plan (subject in each case to adjustment for stock splits, stock dividends and certain transactions affecting Genzyme's capital stock). As of December 31, 1996, no shares of General Division Stock or GTR Stock credited to stock accounts under the Deferred Compensation Plan have been distributed to participants in the Deferred Compensation Plan.

STOCK OPTIONS

Pursuant to the Company's 1990 Equity Incentive Plan as amended (the "Plan"), options may be granted to purchase an aggregate of 19,800,000 shares of General Division Stock and 3,300,000 shares of GTR Stock. The Plan allows the granting of stock options at not less than fair market value at date of grant, and stock appreciation rights, performance shares, restricted stock and stock units to employees and consultants of the Company, each with a maximum term of ten years. In addition, the Company's has a 1988 Director Stock Option Plan, as amended, pursuant to which nonstatutory stock options up to a maximum of 200,000 shares and 70,000 shares, respectively, of General Division Stock and GTR Stock are automatically granted at fair market value to members of the Board of Directors of the Company upon their election or reelection as Directors. For each year of a director's term of office, he or she receives an option to purchase 4,000 shares of General Division Stock and a number of GTR Stock options with a market value equal to one-quarter of the market value of the stock subject to the General Division Stock options. All options expire no later than ten years after the initial grant date and vest over various periods.

At the Effective Date of the Genzyme Stock Proposal, Genzyme granted initial options to purchase a total of 939,851 shares of GTR Stock to employees of the Company who will devote a substantial portion of their efforts to GTR. These options, (i) had an exercise price of $4.75, the closing price of GTR Stock on the first date such shares were traded on the NASDAQ National Market System or the closing price of such shares on the six-month anniversary of such date, (ii) become exercisable 20% on the effective date of the grant and 20% on each of the next four anniversaries thereof and (iii) have a term of ten years. At the six month anniversary date the closing price of the GTR Stock was $6.25 and accordingly, compensation expense equal to 939,851 shares multiplied by the difference in the exercise price of $4.75 and $6.25, the six month anniversary price, will be recognized over the period of service of the holders. In 1996, GTR recorded $285,000 of related compensation expense and will record the balance of $220,000 over the next 2 years

Stock option activity is summarized below:
                                                             SHARES            WEIGHTED AVERAGE
                                                          UNDER OPTION          EXERCISE PRICE         EXERCISABLE
                                                          ------------         ----------------        -----------
       GENZYME CORPORATION COMMON STOCK
         Outstanding at December 31, 1993..............     7,690,708               15.35
           Granted.....................................     3,238,728               14.93
           Exercised...................................      (132,756)               8.83
           Forfeited and cancelled.....................      (423,526)              19.08
           Converted at Effective Date.................   (10,373,154)              15.15
                                                           ----------
         Outstanding at December 31, 1994..............             -
                                                           ==========

       GENERAL DIVISION STOCK
           Converted at Effective Date.................    10,373,154               15.15
           Granted.....................................       133,348               14.03
           Exercised...................................        (2,500)               5.85
           Forfeited and cancelled.....................       (22,302)              17.40
                                                           ----------
         Outstanding at December 31, 1994..............    10,481,700               15.13               4,683,967
           Granted.....................................     4,141,502               23.25

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           Exercised...................................    (2,007,654)         13.97
           Forfeited and cancelled.....................      (442,882)         14.96
                                                           ----------
         Outstanding at December 31, 1995..............    12,172,666          17.79     5,138,502
           Granted.....................................     3,442,484          29.16
           Exercised...................................      (906,041)         15.70
           Forfeited and cancelled.....................      (643,626)         22.81
                                                           ----------
         Outstanding at December 31, 1996..............    14,065,483          20.48     6,505,835
                                                           ==========

        TR STOCK
           Converted at Effective Date.................       464,824           5.01
           Granted.....................................       940,976           4.75
                                                           ----------
         Outstanding at December 31, 1994..............     1,405,800           4.84       207,583
           Granted.....................................     1,153,053          12.86
           Exercised...................................       (63,608)          5.15
           Forfeited and cancelled.....................       (76,202)          4.96
                                                           ----------
         Outstanding at December 31,1995...............     2,419,043           8.66       713,584
           Granted.....................................       830,916          12.88
           Exercised...................................      (102,921)          5.23
           Forfeited and cancelled.....................      (159,702)          9.50
                                                           ----------
         Outstanding at December 31,1996...............     2,987,336           9.92     1,031,373
                                                           ==========


The total exercise proceeds for all options outstanding at December 31, 1996 is approximately $288,120,000 and $29,646,000 for General Division Stock and TR Stock, respectively. Information regarding the range of option prices as of December 31, 1996 is as follows:


GENERAL DIVISION STOCK:
                                                                                    EXERCISABLE
                                                                                    -----------
         RANGE OF                               WEIGHTED        WEIGHTED                        WEIGHTED
      EXERCISE PRICES                           AVERAGE         AVERAGE                          AVERAGE
                                 NUMBER        REMAINING        EXERCISE          NUMBER        EXERCISE
                              OUTSTANDING     CONTRACTUAL        PRICE          OF OPTIONS        PRICE
                                                 LIFE
-----------------------------------------------------------------------------------------------------------
    $ 3.79 - $12.09              1,583,744        3.04          $ 7.87          1,583,344       $ 7.87
    $12.38 - $14.53              1,508,927        7.36          $14.03            438,382       $13.53
    $14.56 - $15.14              1,497,478        7.27          $14.97            587,858       $14.92
    $15.19 - $19.38              1,775,540        6.01          $17.74          1,370,438       $17.69
    $19.42 - $21.00              1,553,430        8.17          $19.55            591,411       $19.59
    $21.07 - $24.88              1,499,327        6.69          $23.73          1,016,437       $23.50
    $25.00 - $28.00              2,035,931        8.84          $26.99            417,938       $25.81
    $28.06 - $30.25              2,346,646        9.24          $30.16            447,401       $30.11
    $30.31 - $37.25                257,676        8.90          $33.35             52,626       $31.64
    $38.00 - $38.00                  6,784        9.09          $38.00                  0       $38.00
-----------------------------------------------------------------------------------------------------------
    $ 3.79 - $38.00             14,065,483        7.27          $20.48           6,505,835       $17.34

TISSUE REPAIR STOCK:
                                                                                    EXERCISABLE
                                                                                    -----------
         RANGE OF                              WEIGHTED        WEIGHTED                        WEIGHTED
      EXERCISE PRICES                           AVERAGE         AVERAGE                         AVERAGE
                                 NUMBER        REMAINING        EXERCISE          NUMBER        EXERCISE
                              OUTSTANDING      CONTRACTUAL        PRICE         OF OPTIONS       PRICE
                                                 LIFE
-----------------------------------------------------------------------------------------------------------
    $ 1.32 - $ 4.25                157,420        4.48          $ 3.14            122,017       $ 2.83
    $ 4.34 - $ 4.75                766,711        7.95          $ 4.75            461,056       $ 4.75
    $ 4.78 - $ 5.49                153,148        6.70          $ 5.19             59,292       $ 5.29
    $ 5.50 - $ 6.00                331,471        8.25          $ 5.97            130,277       $ 5.97
    $ 6.00 - $11.88                250,390        7.71          $ 8.99            101,236       $ 7.96

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    $12.25 - $12.25            466,284        9.30          $12.25           87,799       $12.25
    $12.38 - $17.31            248,694        8.75          $15.10           55,398       $15.64
    $17.50 - $17.50            537,207        8.96          $17.50            8,576       $17.50
    $17.63 - $25.50             68,136        9.09          $20.77            5,722       $17.71
    $25.75 - $25.75              7,875        7.66          $25.75                0       $ 0.00
-----------------------------------------------------------------------------------------------------------
    $ 1.32 - $25.75          2,987,336        8.20          $ 9.92        1,031,373       $ 6.42

EMPLOYEE STOCK PURCHASE PLAN
The Company's 1990 Employee Stock Purchase Plan allows full-time employees, as defined in this plan, to purchase the Company's stock at 85% of fair market value. Under this plan, 1,500,000 shares of the General Division Stock are authorized, of which 291,053, 285,868 and 259,876 shares were issued in 1996, 1995 and 1994, respectively, and 600,000 shares of TR Stock are authorized, of which 325,300, 269,920, and 3,906 shares of TR Stock were issued in 1996, 1995 and 1994, respectively.

STOCK COMPENSATION PLANS
The Company applies APB Opinion 25 and related Interpretations in accounting for its three stock-based compensation plans, the 1990 Equity Incentive Plan (a stock option plan), the 1990 Employee Stock Purchase Plan (a stock purchase plan) and the 1988 Director Plan and accordingly, no compensation expense has been recognized for options granted and shares purchased under the plans provisions of these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-based Compensation", the net (loss) income and (loss) earnings per share would have been as follows:


                                                            DECEMBER 31,
                                                     ----------------------
(Amounts in thousands, except per share data)            1996          1995
---------------------------------------------------------------------------
CONSOLIDATED
  Net income (loss):
     as reported ...............................     $(72,817)     $ 21,650
     pro forma .................................     $(86,293)     $ 17,261


GENERAL DIVISION
  Net income (loss):
     As reported ...............................     $(30,502)     $ 43,680
     Pro forma .................................     $(40,558)     $ 40,429

  Primary earnings per share:
     As reported ...............................     $  (0.45)     $   0.73
     Pro forma .................................     $  (0.59)     $   0.67

  Fully diluted earnings per share:
     As reported ...............................     $  (0.45)     $   0.66
     Pro forma .................................     $  (0.59)     $   0.61

TISSUE REPAIR
  Net income (loss):
     As reported ...............................     $(42,315)     $(22,030)
     Pro forma .................................     $(45,735)     $(23,168)

  Primary and fully diluted loss per share:
     As reported ...............................     $  (3.38)     $  (2.28)
     Pro forma .................................     $  (3.65)     $  (2.40)

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to 1995 and additional awards are anticipated in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the General Division has assumed a risk-free interest rate equal to approximately 6.37% and 6.33%, expected volatility of 45%, zero dividend yields and expected lives of four years for 1996 and 1995, respectively. The average fair value of the options granted during 1996 and 1995 is estimated as $11.98 and $11.52, respectively on the date of grant. In computing these pro forma amounts, the Tissue Repair Division has assumed a risk-free interest rate equal to approximately 6.37% and 6.33%, expected volatility of 80%, zero dividend yields and expected lives of four years for 1996 and 1995, respectively. The average fair value of the options granted during 1996 and 1995 is estimated as $9.23 and $10.06, respectively on the date of grant.


STOCK RIGHTS
In 1989, the Company's Board issued a dividend of one preferred stock purchase right (a "Common Stock Right") on each share of Common Stock. At the Effective Date, the Rights Agreement under which the rights were issued was amended and restated to reflect the change in the capital structure of the Company and the Board declared a distribution to holders of GTR Stock of a right (a "GTR Stock Right") on each outstanding share of GTR Stock. The Restated Rights Agreement provides that each General Division Stock Right, which replaced the Common Stock Right, and each GTR Stock Right, when it becomes exercisable, will entitle the holder to purchase from the Company (i) in the case of a General Division Stock Right, one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $26, subject to adjustment, and (ii) in the case of a GTR Stock Right, one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $25, subject to adjustment. The rights expire on March 28, 1999.

STOCK WARRANTS
The Company has issued warrants which, when exercised, grant the holders two shares of General Division Stock and .135 share of GTR Stock for each warrant exercised. These warrants were granted in exchange for the receipt of options to purchase the partnership interests of Genzyme Development Partners, L.P.
("GDP"), the callable common stock of Neozyme II Corporation ("Neozyme II"), and in connection with Genzyme's purchase of the publicly-held shares of IG
Laboratories, Inc. ("IG") in exchange for IG warrants. All proceeds from the exercise of these warrants will be attributed to the General Division (see "GTR
Designated Shares"). The outstanding warrants were issued under the following terms:
                                             EXERCISE
ISSUE                            NUMBER OF     PRICE
DATE   ISSUED TO                  WARRANTS   PER SHARE  EXERCISE PERIOD
----   ------------------------  ---------   ---------  ---------------
1992   Investors in Neozyme II:
        Callable Warrants          29,314     $44.202   December 6, 1996 to
                                                        December 31, 1998


1995  Dr. Richard Warren            6,005     $42.670   Through September 30, 2000


The warrants granted in exchange for the receipt of options to purchase the partnership units of GDP expired on October 31, 1996.

On October 28, 1996, the Company completed a tender offer for the outstanding Units of Neozyme II and acquired 2,385,686 of the 2,415,000 Units outstanding (See Note B. Acquisitions). On December 6, 1996, Neozyme II was merged with and into a subsidiary of Genzyme, and the remaining 29,314 Callable Warrants included in the untendered Units separated from the shares of Callable Common Stock converted in the merger and became exercisable.

Warrant activity is summarized below:
                                                             WARRANTS      WARRANT PRICE
                                                             --------      -------------
        Outstanding at December 31, 1993..............      8,156,004      16.01 - 38.25
            Exercised.................................     (2,197,774)     16.01 - 22.91
            Expired...................................        (23,849)     16.01 - 22.91
                                                            ---------
        Outstanding at December 31, 1994..............      5,934,381      16.01 - 38.25

                     GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Granted...................................          6,005              42.67
            Exercised.................................       (343,145)     16.01 - 38.25
                                                            ----------
        Outstanding at December 31, 1995..............      5,597,241      16.01 - 42.67
                                                            ---------

            Exercised.................................     (3,170,551)     16.01 - 38.25
            Tendered..................................     (2,385,686)               N/A
            Expired...................................         (5,685)     16.01 - 38.25
                                                            ---------
        Outstanding at December 31, 1996..............         35,319      42.67 - 44.20
                                                            =========

Included in other current assets is $87.0 million for proceeds from warrant exercises at the end of the year.

GTR DESIGNATED SHARES
Pursuant to Genzyme's Articles of Organization, as amended, GTR Designated Shares are authorized shares of GTR Stock which are not issued and outstanding, but which the Genzyme Board may from time to time issue, sell or otherwise distribute without allocating the proceeds or other benefits of such issuance, sale or distribution to GTR. GTR Designated Shares are created in certain circumstances when cash or other assets are transferred from the General Division to the Tissue Repair Division. The number of GTR Designated Shares will be decreased by the number of shares of GTR Stock issued by Genzyme, the proceeds of which are allocated to the General Division; the number of shares of GTR Stock issued as a dividend to holders of General Division stock; and the number of shares of GTR Stock issued upon the conversion of convertible securities, including the Notes, attributed to the General Division. In addition, the number of GTR Designated Shares can be increased as a result of certain inter-division transactions.

At the Effective Date, December 14, 1994, 5,000,000 GTR Designated Shares were established. As a result of the distribution of approximately 3,300,000 shares of GTR Stock to holders of General Division Stock, the number of GTR Designated Shares were reduced by a corresponding amount. The remaining 1,700,000 GTR Designated Shares were reserved for issuance upon the exercise of Genzyme stock options and warrants and the conversion of Genzyme's convertible notes which were outstanding on the Effective Date.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pursuant to the stock proposal Genzyme retains an option to allocate to GTR, at $10 per GTR Designated Share, up to $30 million from the General Division (the "Purchase Option") in exchange for a maximum of 3,000,000 of GTR Designated Shares to be issued in connection with the exercise of the Purchase Option. In June 1996, pursuant to the terms of the Purchase Option, the Genzyme Board elected to allocate $10 million in cash from the General Division to the Tissue Repair Division in exchange for 1,000,000 GTR Designated Shares which were reserved for issuance at the sole discretion of the Genzyme Board for the benefit of the General Division stockholders.

In October 1996, the Genzyme Board approved the allocation of up to $20 million in cash from the General Division to the Tissue Repair Division (the "GTR Equity Line") to provide initial funding for the joint venture with Diacrin, in exchange for an increase in the number of GTR Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of GTR Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. As of December 31, 1996, the Company had allocated $1.9 million from the General Division to the Tissue Repair Division under the GTR Equity Line and 231,645 GTR Designated Shares were reserved for issuance at the Genzyme Board's discretion.

If, as of May 31 of each year starting May 31, 1997, the number of GTR Designated Shares on such date (not including those reserved for issuance with respect to General Division convertible securities as a result of anti-dilution adjustments required by the terms of such instruments by the Genzyme Board) exceeds ten percent (10%) of the number of shares of GTR Stock then issued and outstanding, then substantially all GTR Designated Shares will be distributed to holders of record of General Division Stock, subject to reservation of a number of such shares equal to the sum of (a) the number of GTR Designated Shares reserved for issuance upon the exercise or conversion of General Division convertible securities and (b) the number of GTR Designated Shares reserved by the Genzyme Board as of such date for sale not later than six months after such date, the proceeds of which sale will be allocated to the General Division.

DIVIDEND POLICY
The Company has never paid any cash dividends on shares of its capital stock. Genzyme currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on Genzyme Common Stock in the foreseeable future.

GTR Designated Shares activity is summarized below:
                                                                 TR DESIGNATED
                                                                     SHARES
                                                                 -------------
        Established at Effective Date...........................   5,000,000
        Stock dividend to holders of Genzyme Common Stock.......  (3,356,713)
        Stock options exercised.................................        (168)
        Stock warrants exercised................................    (233,412)
                                                                   ---------
               Balance at December 31, 1994.....................   1,409,707

        Stock options exercised.................................     (72,942)
        Stock warrants exercised................................     (46,244)
        ESPP shares issued......................................      (3,613)
               Balance at December 31, 1995.....................   1,286,908
                                                                   ---------

        Stock options exercised.................................     (42,728)
            Stock warrants exercised............................    (426,984)
            Convertible notes conversion........................    (255,249)
            Increase from equity line...........................     231,645
            Exercise of call....................................   1,000,000
                                                                   ---------
               Balance at December 31, 1996.....................   1,793,592
                                                                   =========

NOTE J.  RESEARCH AND DEVELOPMENT AGREEMENTS

Revenues from research and development agreements with related parties include the following:

   (DOLLARS IN THOUSANDS)                               1996       1995       1994
   --------------------------------------------------------------------------------
   Fees for research and development activities:
        Surgical Aids Partnership ................       --         --          913
        Neozyme II ...............................     19,799     24,198     17,785
        GTC ......................................      3,212      2,560      2,185
                                                      -------    -------    -------
                                                      $23,011    $26,758    $20,883
                                                      =======    =======    =======


The Company's allocates all research and development agreements ("R&D Agreements") with unconsolidated affiliates to either the General Division or Tissue Repair Division based upon the business nature of such agreements.

GENZYME GENERAL:
----------------

      THE SURGICAL AIDS PARTNERSHIP
      Genzyme Development Corporation II, a wholly-owned subsidiary of Genzyme, is the General Partner of Genzyme Development Partners, L.P. (the "Partnership" or the "Surgical Aids Partnership"), a Delaware limited partnership which was formed in September 1989 with the objective to develop, produce and derive income from the sale of products (the "Surgical Products") based on hyaluronic acid ("HA"). Such Surgical Products are intended to be used to limit the incidence and severity of postoperative adhesions and, in arthroscopic procedures of the joints, as a synovial fluid replacement. In September 1989, the Company entered into a development contract valued at approximately $37.0 million with the Surgical Aids Partnership to perform research and development of the Products and received a technology license fee of $1.5 million in November 1989 from the Partnership. The Company was reimbursed for its development costs plus 10% through the first quarter of 1994 when the Partnership's funds were exhausted.

      The Company has an option (the "Purchase Option") to purchase all of the outstanding partnership interests for a payment of approximately $26.0 million in cash, General Division Stock or a combination thereof determined at Genzyme's sole discretion, plus future royalty payments. The Purchase Option does not become exercisable until at least twenty-four months after the first commercial sale of a product of the Partnership and certain returns have been earned by the Partnership. Upon exhaustion of the Partnership's available funds, the terms of the Purchase Option provided that the Purchase Option would terminate, and the Partnership would be free to sell, license or otherwise realize upon the value of its technology, unless Genzyme committed on an annual basis to provide funding for continuation of the research and development programs for the next twelve month period or until receipt of FDA marketing approval for one of the HAL(TM) products is obtained, whichever was shorter. Genzyme elected without obligation to fund these activities in 1994, 1995, 1996 using General Division cash and spent approximately $6.5 million, $6.4 million and $6.0 million on the Partnership's programs in 1994, 1995 and 1996, respectively. On August 13, 1996, the U.S. Food and Drug Administration ("FDA") granted approval to market Seprafilm[R] for use in any open abdominal or pelvic surgery at

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      which time Genzyme was no longer required to commit on an annual basis to provide additional funding for the development programs as a condition of maintaining its Purchase Option. The Company has agreed to fund the Partnership's research and development programs through 1997 but, as General Partner, believes that additional funds will be required to complete the development, clinical testing and commercialization of the Partnership's products.

      The Company and the Partnership formed a joint venture (the "Joint Venture"), in September 1989 for the purpose of manufacturing and marketing the Surgical Products in the United States and Canada for use in human clinical trials or human surgical procedures, other than in ophthalmic surgery. In December 1994, the Company allocated its interests in the Joint Venture to the General Division which acts as General Partner in the Partnership on behalf of the Company. The Partnership has contributed its technology and $0.2 million to the Joint Venture and the General Division has contributed its agreement to manufacture and market the Surgical Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, agreed to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Surgical Products within the United States and Canada. The Joint Venture began to engage in active business after receipt of FDA marketing approval for Seprafilm[TM] in August 1996. For the year ended December 31, 1996, the Joint Venture earned revenues of $0.5 million from the sale of Surgical Products and incurred net losses of $3.4 million, primarily attributable to costs associated with the introduction of the Surgical Products to the healthcare marketplace. The losses were allocated $3.2 million directly to the General Division as a joint venturer and $0.2 million to the General Division as the General Partner of the Partnership, the latter representing both the General Partner's 1% interest in the losses of the Joint Venture and the re-allocation of the limited partners' 99% share of the Partnership's portion of the Joint Ventures losses to the General Partner pursuant to the terms of the Partnership agreement. Joint Venture financial statements are not presented as the impact of the Joint Venture's activities on the Company's statement of operations for the year ended December 31, 1996 is not considered to be material.

      NEOZYME II
      In 1992, the Company entered into a development contract with Neozyme II Corporation ("Neozyme II") whereby the Company was engaged to perform all research, development and clinical testing activities related to products and programs for which Neozyme II was licensed. Pursuant to the terms of the Development Agreement between Genzyme and Neozyme II, Neozyme II was required to reimburse the Company for research and development expenses incurred by Genzyme on behalf of the Neozyme II development programs and fulfilled this obligation through October 1996, at which time Genzyme acquired 98.8 percent outstanding Neozyme II Units through a tender offer. (See Note B. Acquisitions)

      GTC
      See "Note D. Investments" for a complete description of the research and development funding agreement between the Company and GTC.

TISSUE REPAIR DIVISION:
-----------------------

      DIACRIN/GENZYME LLC On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between the GTR and Diacrin to develop and commercialize products and processes for use in the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells. Under the terms of the joint venture agreement, GTR will provide 80% of the next $50 million in funding for products to be developed by the joint venture. After that, all costs will be shared equally between GTR and Diacrin. Profits from the joint venture will be shared by the two parties. The General Division has agreed to provide funding to GTR in support of GTR's joint venture efforts in exchange for GTR Designated Shares. In 1996, the General Division allocated $1.9 million in cash and 231,645 GTR Designated Shares were reserved for issuance at the Genzyme Board's discretion. As of December 31, 1996, GTR provided $1.9 million of funding to the joint venture and GTR realized a net loss of $1.7 million from the joint venture. Joint Venture financial statements are not presented as the impact of the Joint Venture's activities on the Company's statement of operations for the year ended December 31, 1996 is not considered to be material.


NOTE K.  COMMITMENTS AND CONTINGENCIES

In December 1994, the Company fully settled litigation brought by Granada BioSciences, Inc., Houston, Texas, by payment of $2.0 million in cash. The dispute arose out of a contract between Granada R&D Ventures, a predecessor of Granada BioSciences, and Integrated Genetics, prior to its merger with the Company in 1989, regarding development of recombinant fertility hormones for cows and other animals.

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


From time to time the Company has been subject to legal proceedings and claims arising in connection with its business. At December 31, 1996, there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company's financial position and results of operations.


NOTE L.  INCOME TAXES


Income (loss) before income taxes and the related income tax expense (benefit) are as follows for the year ended December 31:


     (DOLLARS IN THOUSANDS)                                               1996         1995          1994
     ------------------------------------------------------------------------------------------------------
     Domestic (includes $130.3 million in charges for purchased research and development and acquisition expenses in 1996, and includes $15.2 million and $11.2 million in charges
       for purchased research and development in 1995 and 1994,
       respectively) ................................................  $(37,615)     $ 40,551      $ 27,217
     Foreign ........................................................    10,308         2,748         3,567
                                                                       --------      --------      --------
     Total ..........................................................  $(27,307)     $ 43,299      $ 30,784
                                                                       ========      ========      ========


     (DOLLARS IN THOUSANDS)                                               1996         1995          1994
     ------------------------------------------------------------------------------------------------------
     Currently payable:
        Federal .....................................................  $ 23,174      $ 11,051      $  8,565
        State .......................................................     4,689         4,803         3,627
        Foreign .....................................................     3,616         1,367           850
                                                                       --------      --------      --------
           Total current ............................................    31,479        17,221        13,042

     Deferred:
        Federal .....................................................   (28,448)        4,507         1,092
        State .......................................................       164           (79)          347
                                                                       --------      --------      --------
           Total deferred ...........................................   (28,284)        4,428         1,439
                                                                       --------      --------      --------
     Provision for income taxes                                        $  3,195      $ 21,649      $ 14,481
                                                                       ========      ========      ========

Provisions for income taxes were at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                                                          1996         1995          1994
     ------------------------------------------------------------------------------------------------------
    Tax at U.S. statutory rate ......................................      35.0%         35.0%         35.0 %
    Losses in foreign subsidiary and less than 80%-owned
     subsidiaries with no current tax benefit .......................       1.4           1.0           2.5
    State taxes, net ................................................       5.2           5.2           5.7
    Foreign sales corporation .......................................      (3.6)         (2.0)         (4.3)
    Nondeductible amortization ......................................       3.6           1.9           2.2
    Benefit of tax credits ..........................................        --            --          (2.9)
    Other, net ......................................................       3.7           1.1          (6.3)
    Utilization of operating loss carryforwards .....................      (4.5)         (5.2)           --
                                                                          -----          ----          ----

    Effective tax rate before certain charges   expense .............      40.8          37.0          31.9

    Charge for purchased research and development net of
     related tax benefits ...........................................     (36.3)         13.0          14.9
                                                                          -----          ----          ----

    Effective tax rate   expense ....................................       4.5%         50.0%         46.8 %
                                                                          =====          ====          ====


At December 31 the components of net deferred tax assets were as follows :

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (DOLLARS IN THOUSANDS)                     1996        1995
     -------------------------------------------------------------
     Deferred tax assets:
     Net operating loss carryforwards         $ 10,427    $ 10,216
     Intangible amortization                    47,988      32,161
     Realized and unrealized capital losses     10,798      10,581
     Reserves and other                         19,670       9,609
                                              --------    --------
     Gross deferred tax asset                   88,883      62,567
     Valuation allowance                       (15,299)    (20,637)
                                              --------    --------

     Net deferred tax asset                     73,584      41,930

     Deferred tax liabilities:
     Depreciable assets                        (13,871)    (10,556)
                                              --------    --------

     Net deferred tax asset                   $ 59,713    $ 31,374
                                              ========    ========



Due to uncertainty surrounding the realization of certain favorable tax attributes primarily relating to capital losses and the purchase of in-process research and development, the Company placed a valuation allowance of $15.3 million and $20.6 million for December 31, 1996 and December 31, 1995, respectively, against otherwise recognizable deferred tax assets. During 1996, the Company determined that it is more likely than not that certain deferred tax assets will be realized and, accordingly, eliminated the related valuation allowance of approximately $4.3 million, of which approximately $1.5 million was recorded as a reduction of goodwill. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 1996, the Company had U.S. net operating loss carryforwards of $26.4 million for income tax purposes. These carryforwards expire from 2000 to 2010. Utilization of tax net operating loss carryforwards may be limited under section 382 of the internal Revenue Code of 1986.

At December 31, 1996 the Company had U.S. net operating loss carryforwards of $27 million for income tax purposes. These carryforwards expire from 2001 to 2011. Utilization of tax net operating loss carryforwards may be limited under
Section 382 of the Internal Revenue code of 1986. At December 31, 1996 the Company also had UK operating loss carryforwards for income tax purposes of approximately $2.9 million which are indefinitely available to offset future taxable income in the UK.

NOTE M.  BENEFIT PLANS

Genzyme has a domestic employee savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees of the Company with the exception of employees of DSP which have a separate retirement savings plan. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which are matched by the Company. The Company contributed $1.1 million, $0.7 million, and $0.6 million to the plan in 1996, 1995 and 1994, respectively.

The Company has defined-benefit pension plans covering substantially all the employees of DSP and its foreign subsidiaries. Pension expense for 1996, 1995 and 1994 was $601,000, $498,000 and $266,000, respectively. Pension costs are funded as accrued. Actuarial and other disclosures regarding the plans except for the plan of DSP and its subsidiary in Germany are not presented because they are not material.

DSP has a defined benefit pension plan, which covers substantially all U.S. employees of DSP, excluding those employed by DSP's Snowden Pencer Inc. subsidiary. Plan assets consist primarily of U.S. government and corporate securities.

The funded status of the pension plan at December 31, 1996 was as follows (in thousands):

                                                                      1996
                                                                     -------
  Actual present value of accumulated benefit obligation:
    Vested........................................................   $ 4,720
    Nonvested.....................................................       481
                                                                     -------
                                                                     $ 5,201
                                                                     =======

  Projected benefit obligation....................................   $ 5,201
  Plan assets at market value.....................................     4,338
                                                                     -------
  Funded status -- plan assets less projected benefit obligation..   $  (863)
  Unrecognized net loss from past experience different from that
    assumed and changes in actuarial assumptions..................       (94)
                                                                     -------
    Accrued pension cost..........................................   $  (957)
                                                                     =======

  Assumptions used in computation of 1996 are as follows:

                                                                      1996
                                                                     -------
  Weighted average discount.......................................      7.75%
  Expected long-term rate of return on assets.....................      9.00%
  Rate of increase in future compensation levels..................   Plan Frozen

  Benefits under the pension plan are generally based on years of service and the employee's career earnings. Employees become fully vested after five years.

  A summary of the components of net periodic pension cost for 1996 is as follows (thousands):

                                                                      1996
                                                                     -------
  Service cost....................................................   $     0
  Interest cost...................................................       195
  Actual return on plan assets....................................      (276)
  Net amortization and deferral...................................        94
                                                                     -------
    Net periodic pension cost.....................................   $    13
                                                                     =======

DSP's German subsidiary also has a defined benefit pension plan for its employees. The funded status of the pension plan at December 31, 1996 was as follows (in thousands):

                                                                      1996
                                                                     -------
  Actual present value of accumulated benefit obligation:
    Vested........................................................   $ 1,592
    Nonvested.....................................................       140
                                                                     -------
                                                                     $ 1,732
                                                                     =======

  Projected benefit obligation....................................   $ 1,998
  Plan assets at market value.....................................        --
                                                                     -------
  Funded status -- plan assets less projected benefit obligation..   $(1,998)
  Unrecognized net loss from past experience different from that
    assumed and changes in actuarial assumptions..................      (353)
                                                                     -------
    Accrued pension cost..........................................   $(2,351)
                                                                     =======

  Assumptions used in computation of 1996 are as follows:

                                                                      1996
                                                                     -------
  Expected long-term rate of return on assets.....................       6.5%
  Rate of increase in future compensation levels..................       N/A
  Weighted average discount.......................................       3.0%

  Benefits under the pension plan are generally based on years of service and the employee's career earnings. Employees become fully vested after five years.

  A summary of the components of net periodic pension cost for 1996 is as follows (thousands):

                                                                      1996
                                                                     -------
  Service cost....................................................   $   129
  Interest cost...................................................       129
  Net amortization and deferral...................................       (20)
                                                                     -------
    Net periodic pension cost.....................................   $   238
                                                                     =======

DSP has a savings and investment plan for all U.S. employees. Employee contributions to the savings plan can be made both on a pre-tax (salary deferral) and after-tax basis. DSP may make a matching contribution in an amount equal to 100% of the first 2% of employee salary deferral contributions and 50% of the next 4% of employee salary deferrals (subject to certain limitations as defined in the plan). DSP matched pre-tax salary deferrals totaling $332,000 in fiscal 1996.

Employees of Snowden Pencer, Inc., a subsidiary of DSP, also participate in a noncontributory profit sharing plan. The plan provides for discretionary contributions to be determined annually. In 1996, DSP recorded $100,000 charge for contributions to the plan.

NOTE N. FINANCIAL INFORMATION BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS AND
        SUPPLIERS

The Company operates in the human healthcare industry and manufactures and markets its products in two major geographic areas, the United States and Europe. The Company's principal manufacturing facilities are located in the United States, United Kingdom, Switzerland and Germany. The Company purchases products from its British, Swiss and German subsidiaries for sale to customers in the United States. Transfer prices from the foreign subsidiaries are intended to allow the United States parent to produce profit margins commensurate with its sales and marketing effort. Genzyme's Netherlands subsidiary is the primary European distributor of the Company's therapeutic products.

Certain information by geographic area follows (dollars in thousands):

                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           UNITED
                                           STATES     NETHERLANDS       OTHER      ELIMINATION   COMBINATION
                                           ------     -----------       -----      -----------   -----------
    1996
    ----
    Net sales-unaffiliated customers ... $  361,635      $56,865       $ 74,933     $      --    $  493,433
    Transfers between geographic areas .    101,786       33,659         34,050      (169,495)           --
                                         ----------      -------       --------     ---------    ----------
                                            463,421       90,524        108,983      (169,495)      493,433

    Pre-tax income (loss) ..............    (72,439)         920         10,156        (8,259)      (69,622)
    Net income (loss) ..................    (51,661)         520          9,193       (30,869)      (72,817)
    Assets .............................  1,210,534       33,500        110,890       (85,636)    1,270,508
    Liabilities ........................    306,618       31,930         29,651                     368,199


    1995
    ----
    Net sales   unaffiliated customers . $  252,358      $70,532       $ 33,933     $      --    $  356,823
    Transfers between geographic areas..     74,697           --         23,658       (98,355)           --
                                         ----------      -------       --------     ---------    ----------
                                            327,055       70,532         57,591       (98,355)      356,823

    Pre-tax income (loss) ..............     43,911          836          1,852        (3,300)       43,299
    Net income (loss) ..................     23,826          540            584        (3,300)       21,650
    Assets .............................    923,867       27,703         80,287      (126,656)      905,201
    Liabilities ........................    161,338       26,652         12,004            --       199,994


    1994
    ----
    Net sales   unaffiliated customers . $  224,655      $38,535       $ 25,465     $      --    $  288,655
    Transfers between geographic areas .     38,590           --         12,784       (51,374)           --
                                         ----------      -------       --------     ---------    ----------
                                            263,245       38,535         38,249       (51,374)      288,655

    Pre-tax income (loss) ..............     28,544          578          3,155        (1,493)       30,784
    Net income (loss) ..................     14,736          417          2,643        (1,493)       16,303
    Assets .............................    637,024       16,384         69,130       (64,130)      658,408
    Liabilities ........................    212,027       15,704         11,713            --       239,444



All revenue from research and development contracts is earned in the United States. Entities comprising Other include the Company's operations in the United Kingdom, Belgium, France, Japan, Sweden, Switzerland, Italy and Germany. Export sales from the United States were $27.4 million, $20.5 million, and $23.9 million in 1996, 1995 and 1994, respectively. Export sales by the Netherlands subsidiary amounted to $56.9 million and $66.2 million in 1996 and 1995, respectively. The Company's results of operations are highly dependent upon the sales of Ceredase(R)/Cerezyme(R) enzyme. In 1996, 1995 and 1994, the Company marketed its Ceredase(R)/Cerezyme(R) enzyme product directly to physicians, hospitals and treatment centers, and sold products representing approximately 12%, 14% and 17%, respectively, of net revenue to an unaffiliated distributor. Otherwise, the credit risk associated with trade receivables is mitigated due to the large number of customers and their broad dispersion over different industries and geographic areas.


NOTE O.  QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended December 31, 1996, 1995, and 1994 are displayed in the following table.

                                             1ST              2ND             3RD            4TH
                                             QTR              QTR             QTR            QTR
                                             ---              ---             ---            ---
1996
----
Net sales ...............................  $113,497        $115,635        $142,883        $146,739
Gross profit ............................    63,459          65,451          73,212          81,299
Net income (loss) (2) ...................    10,292           9,784         (15,840)        (77,053)
Income per share (1):


                      GENZYME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Attributable to General Division Stock:
    Primary ...............................      0.27            0.27           (0.09)          (0.91)
    Fully diluted .........................      0.25            0.27           (0.09)          (0.91)
   Attributable to GTR Stock ..............     (0.71)          (0.83)          (0.78)          (1.02)

1995
----
Net sales .................................  $ 88,189        $ 93,605        $ 95,919        $106,070
Gross profit ..............................    47,683          48,433          53,185          57,690
Net income (3) ............................     8,056           7,940          10,710          (5,056)
Income (loss) per share (1):
   Attributable to General Division Stock:
    Primary ...............................      0.22            0.23            0.26            0.04
    Fully diluted .........................      0.20            0.22            0.24            0.04
   Attributable to GTR Stock ..............     (0.45)          (0.57)          (0.59)          (0.64)

1994
----
Net sales .................................  $ 73,282        $ 75,378        $ 79,180        $ 83,211
Gross profit ..............................    40,049          40,101          41,407          42,469
Net income (4) ............................     9,062           8,493           9,006         (10,258)
Income (loss) per share (1):
   Attributable to General Division Stock:
    Primary ...............................      0.19            0.19            0.18            0.04
    Fully diluted .........................      0.18            0.18            0.17            0.04
   Attributable to GTR Stock ..............     (0.25)          (0.34)          (0.32)          (3.56)

(1) Cumulative quarterly income per share data does not equal the annual amounts due to changes in the average common and common equivalent shares outstanding.

(2) Includes charges in the third quarter and fourth quarter of 1996 of $24.2 million and $106.5 million, respectively, for acquired incomplete technology. (See "Note B Acquisitions").

(3) Includes charges in the fourth quarter of 1995 of $14.2 million for acquired incomplete technology.
(See Note B).

(4) Includes charges in the fourth quarter of 1994 of $11.4 million (See Notes D and K) for the write down of investments and the settlement of a lawsuit and an $11.2 million charge for acquired incomplete technology related to the acquisition of Bio Surface Technology, Inc.


NOTE P. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Off-balance-sheet financial instruments represent various degrees and types of risk to the Company, including credit, interest rate and liquidity risk.

In the normal course of its business the Company enters into interest rate swap contracts to hedge its interest rate risk related to its variable rate notes payable. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments under the contract are based.

Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties based on a common notional principal amount and maturity date. The primary risks associated with interest rate swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts.

At December 31, 1996, the Company has one swap agreement with a notional value of approximately $100,000,000. The agreement matures in 1999.


NOTE Q.  SUBSEQUENT EVENTS

In January 1997, Genzyme signed a merger agreement providing for the merger of PharmaGenics, Inc. ("PharmaGenics"), a company engaged in the research and development of pharmaceuticals for the treatment of cancer, into Genzyme in exchange for 4,000,000 shares of a new Genzyme security to be designated Genzyme Molecular Oncology Common Stock ("GMO Stock"). The GMO Stock is intended to reflect the value and track the performance of the Molecular Oncology Division, a new division proposed by Genzyme to develop and market novel products for the diagnosis and treatment of cancer. The 4,000,000 shares of GMO Stock to be issued in the merger represent 40% of the initial equity interest in the Molecular Oncology Division. The remaining 60% will be allocated to the General Division in the form of 6,000,000 GMO Designated Shares. The merger is subject to the approval of the stockholders of Genzyme and PharmaGenics.

In January 1997, the Tissue Repair Division leased to the General Division certain laboratory and office space in the building located at the Tissue Repair Division's Framingham, Massachusetts facility for a 3-year term commencing January 1, 1997. The General Division will lease approximately half of the facility at a cost of $839,808 per year. Beginning on July 1, 1997, the Tissue Repair Division has the option of requiring the General Division to assume responsibility for an additional 20% of the facility at a cost of $424,056 per year.

In February 1997, the Tissue Repair Division raised $13 million through the private placement of a 5% convertible note to Credit Suisse First Boston due February 27, 2000. The note is convertible beginning May 29, 1997 into shares of GTR stock at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the

25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the note was issued and will increase to 11% at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue.

                                      GENZYME CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
==========================================================================================================
COLUMN A                        COLUMN B                 COLUMN C                 COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------
                                                         ADDITIONS
                                                 -----------------------------
                                BALANCE AT       CHARGED TO      CHARGED                            BALANCE
                                BEGINNING         COSTS AND      TO OTHER                            AT END
DESCRIPTION                     OF PERIOD         EXPENSES       ACCOUNTS         DEDUCTIONS      OF PERIOD
------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
Allowance for doubtful accounts   $8,158,800        $8,331,600   $2,534,000(2)   $2,516,000(1)  $16,508,400

Inventory Reserve                 $3,082,200        $1,426,600                   $1,261,600     $ 3,247,200

Year ended December 31, 1995:
Allowance for doubtful accounts   $6,169,100        $5,390,000                   $3,400,100(1)  $ 8,159,000

Inventory Reserve                 $1,131,000        $2,920,700                   $  969,500     $ 3,082,200

Year ended December 31, 1994:
Allowance for doubtful accounts   $5,317,600        $4,330,800   $  176,800(2)   $3,656,100(1)  $ 6,169,100

Inventory Reserve                 $1,321,500        $  514,000                   $  704,500     $ 1,131,000



      (1)   Uncollectible accounts written off, net of recoveries.
      (2)   Reserve acquired in acquisition.

EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION

Although the financial statements of the General Division and Tissue Repair Division separately report the assets, liabilities and stockholders' equity of Genzyme attributable to each such group, such attribution of assets and liabilities (including contingent liabilities) and stockholders' equity among the General Division and Tissue Repair Division does not affect legal title to such assets or responsibility for such liabilities. Holders of General Division Stock and Tissue Repair Stock are holders of common stock of Genzyme and continue to be subject to all the risks associated with an investment in Genzyme and all of its businesses and liabilities. Financial impacts arising from one Division that affect the overall cost of Genzyme's capital could affect the results of operations and financial condition of the other Division. Accordingly, the Genzyme consolidated financial information should be read in connection with the financial information of each Division.

GENZYME GENERAL DIVISION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Genzyme Corporation:

We have audited the accompanying combined balance sheets of Genzyme General Division (as described in Note A) as of December 31, 1996 and 1995, the related combined statements of operations and cash flows, and the combined financial statement schedule for each of the three years in the period ended December 31, 1996. The combined financial statements and financial statement schedule are the responsibility of Genzyme Corporation's management. Our responsibility is to express an opinion on these combined financial statements and the financial statement schedule based on our audits.

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

In our opinion, the combined financial statements of Genzyme General Division present fairly, in all material respects, the financial position of Genzyme General Division as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the combined financial statement schedule taken as a whole presents fairly, in all material respects, the information required to be included therein.

As more fully described in Note A to these financial statements, Genzyme General Division is a business group of Genzyme Corporation; accordingly, the combined financial statements of Genzyme General Division should be read in conjunction with the audited consolidated financial statements of Genzyme Corporation and Subsidiaries.



                                                  Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 27, 1997

GENZYME GENERAL DIVISION

COMBINED STATEMENTS OF OPERATIONS



(DOLLARS IN THOUSANDS)                                                FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
                                                                      1996         1995         1994
                                                                      ----         ----         ----
Revenues:
    Net product sales ...........................................   $424,483     $304,373     $238,645
    Net service sales ...........................................     61,638       47,230       49,686
    Revenues from research and development contracts:
      Related parties ...........................................     23,011       26,758       20,883
      Other .....................................................      2,310          202        1,513
                                                                    --------     --------     --------
                                                                     511,442      378,563      310,727
Operating costs and expenses:
    Cost of products sold .......................................    155,930      113,964       92,226
    Cost of services sold .......................................     42,889       31,137       32,116
    Selling, general and administrative .........................    135,153       97,520       80,026
    Research and development (including research and
     development related to contracts) ..........................     69,969       57,907       51,696
    Amortization of intangibles..................................      8,849        4,647        4,741
    Purchase of in-process research and development .............    130,639       14,216           --
    Restructuring charges .......................................      1,465           --           --
                                                                    --------     --------     --------
                                                                     544,894      319,391      260,805
                                                                     -------      -------     --------

Operating income (loss) .........................................    (33,452)      59,172       49,922

Other income and (expenses):
    Minority interest in net loss of subsidiaries ...............         --        1,608        1,659
    Equity in net loss of unconsolidated subsidiaries ...........     (2,633)      (1,810)      (1,353)
    Gain on investments and charge for impaired investments .....      1,711           --       (9,431)
    Settlement of lawsuit .......................................         --           --       (1,980)
    Investment income ...........................................     13,909        7,428        9,072
    Interest expense ............................................     (6,842)      (1,069)      (1,354)
                                                                    --------     --------     --------
                                                                       6,145        6,157       (3,387)
                                                                    --------     --------     --------

Income (loss) before income taxes ...............................    (27,307)      65,329       46,535
Provision for income taxes ......................................    (20,206)     (30,506)     (16,341)
                                                                    --------     --------     --------

Net income (loss) ...............................................    (47,513)      34,823       30,194

Tax benefit allocated from Tissue Repair Division ...............     17,011        8,857        1,860
                                                                    --------     --------     --------

Net income (loss) attributable to Genzyme General Division Stock    $(30,502)    $ 43,680     $ 32,054
                                                                    ========     ========     ========


              The accompanying notes are an integral part of these
                         combined financial statements.

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF OPERATIONS (CONTINUED)




(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------
                                                                               1996         1995        1994
                                                                               ----         ----        ----
Net income (loss) attributable to Genzyme General Division Stock ......    $(30,502)    $ 43,680    $ 32,054
                                                                           ========     ========    ========
Income (loss) per General Division common and common equivalent share:
Net income (loss)......................................................    $  (0.45)    $   0.73    $   0.61
                                                                           ========     ========    ========

    Weighted average shares outstanding................................      68,289       60,185      52,338
                                                                           ========     ========    ========


Income (loss) per General Division common share assuming full dilution:
    Net income (loss)..................................................    $  (0.45)    $   0.66    $   0.57
                                                                           ========     ========    ========

    Weighted average shares outstanding................................      68,289       66,621      56,318
                                                                           ========     ========    ========



         The accompanying notes are an integral part of these combined financial statements.


GENZYME GENERAL DIVISION
COMBINED BALANCE SHEETS


(DOLLARS IN THOUSANDS)                                                                  DECEMBER 31,
--------------------------------------------------------------------------------------------------------
                                                                                      1996          1995
                                                                                      ----          ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents.................................................   $   77,220    $  103,631
   Short-term investments....................................................       56,290       105,471
   Accounts receivable, less allowance of $16,100 in 1996 and $7,833 in 1995       115,156        87,121
   Inventories...............................................................      123,442        52,281
   Prepaid expenses and other current assets.................................       99,953        12,345
   Due from Tissue Repair Division...........................................        1,604         2,034
   Deferred tax assets - current.............................................       17,493         7,729
                                                                                ----------    ----------
  Total current assets.......................................................      491,158       370,612

Property, plant and equipment, net...........................................      371,610       327,461

Other Assets:
   Long-term investments.....................................................       38,215        69,561
   Note receivable - related party...........................................            -           262
   Intangibles, net of accumulated amortization of $26,189 in 1996
   and $17,340 in 1995.......................................................      247,745        29,934
   Deferred tax assets - noncurrent..........................................       42,221        23,645
   Other noncurrent assets...................................................       38,570        33,111
                                                                                ----------    ----------
                                                                                   366,751       156,513
                                                                                ----------    ----------
                                                                                $1,229,519    $  854,586
                                                                                ==========    ==========

                         LIABILITIES AND DIVISION EQUITY

Current Liabilities:
   Accounts payable..........................................................   $   20,522    $   19,548
   Accrued expenses..........................................................       67,645        38,069
   Income taxes payable......................................................       17,926         1,316
   Deferred revenue - related parties and unaffiliated entities..............        2,693         1,367
   Current portion of long-term debt and capital lease obligations...........          999         2,276
                                                                                ----------    ----------
     Total current liabilities...............................................      109,785        62,576

Noncurrent Liabilities:
   Long-term debt and capital lease obligations..............................      223,998       124,473
   Other noncurrent liabilities..............................................       11,511         8,256
                                                                                ----------    ----------
                                                                                   235,509       132,729

Commitments and Contingencies (See Notes)
Division equity (Note C).....................................................      884,225       659,281
                                                                                ----------    ----------
                                                                                $1,229,519    $  854,586
                                                                                ==========    ==========


         The accompanying notes are an integral part of these combined financial statements.



GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)                                                          FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                             1996           1995          1994

    Net income...............................................................  $ (47,513)     $  34,823     $  30,194
    Reconciliation of net income (loss) to net cash provided by operating activities:
       Depreciation and amortization.........................................     29,257         22,010        18,200
       Gain (loss) on sale of investments....................................     (1,663)           110        (1,430)
       Loss on disposal of fixed assets......................................         42            743             -
       Non-cash compensation expense.........................................        148            131             -
       Write-off of impaired equity investments..............................          -              -         9,431
       Accrued interest/amortization on bonds................................      1,110           (279)       (2,072)
       Provision for bad debts...............................................      8,094          5,184         4,331
       Purchase of in-process research and development.......................    130,639         14,216             -
       Deferred income taxes.................................................    (28,558)         4,428         1,439
       Minority interest in net loss of subsidiaries.........................          -         (1,608)       (1,659)
       Equity in net loss of unconsolidated subsidiary.......................      3,646          1,810         1,353
       Gain on investment in unconsolidated affiliate........................     (1,013)             -             -
       Other.................................................................        105          1,458           386
       Increase (decrease) in cash from working capital changes net of acquired assets:
          Accounts receivable................................................    (18,318)       (14,486)      (14,712)
          Inventories........................................................    (39,120)       (15,221)      (10,858)
          Prepaid expenses and other current assets..........................       (379)        (1,778)       (1,958)
          Accounts payable, accrued expenses and income taxes payable........     43,342         14,423         2,976
          Due from Genzyme Tissue Repair Division............................        430         (1,863)            -
                                                                               ---------      ---------     ---------
          Net cash provided by operating activities..........................     80,249         64,101        35,621

INVESTING ACTIVITIES:
    Purchases of investments.................................................   (117,089)      (125,835)     (210,274)
    Purchases of restricted investments......................................          -         (4,418)      (10,000)
    Sales and maturities of investments......................................    195,952         39,064       265,851
    Acquisition of property, plant and equipment.............................    (42,540)       (48,694)     (101,707)
    Acquisition, net of acquired cash and assumes liabilities................   (299,078)          (322)         (222)
    Additional investment in unconsolidated subsidiary.......................     (3,600)        (4,428)       (1,465)
    Loans to affiliates......................................................     (1,676)             -             -
    Other noncurrent assets and other non current liabilities................     (7,621)        (1,172)       (3,221)
                                                                               ---------      ---------     ---------
          Net cash used by investing activities..............................   (275,652)      (145,805)      (61,038)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock...................................     39,119        179,623        45,040
    Proceeds from issuance of TR Stock.......................................          -              -           872
    Proceeds from issuance of common stock by subsidiary.....................          -          1,107           319
    Issuance of debt.........................................................    480,000              -        21,819
    Payments of debt and capital lease obligations...........................   (340,333)       (41,163)       (4,793)
    Net cash allocated to GTR................................................    (11,714)             -       (13,993)
                                                                               ---------      ---------     ---------
          Net cash provided by financing activities..........................    167,072        139,567        49,264

Effect of exchange rate changes on cash......................................      1,920           (781)         (273)
                                                                               ---------      ---------     ---------
Increase (decrease) in cash and cash equivalents.............................    (26,411)        57,082        23,574
Cash and cash equivalents, beginning of period...............................    103,631         46,549        22,975
                                                                               ---------      ---------     ---------
Cash and cash equivalents, end of period.....................................  $  77,220      $ 103,631     $  46,549
                                                                               =========      =========     =========



          The accompanying notes are an integral part of these combined financial statements.

GENZYME GENERAL DIVISION
COMBINED STATEMENTS OF CASH FLOWS - (CONTINUED)



(AMOUNTS IN THOUSANDS)                                           FOR THE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------
                                                                       1996         1995        1994
                                                                       ----         ----        ----

Supplemental cash flow information: Cash paid during the year for:
      Interest.....................................................   $ 6,169    $ 9,944      $ 9,634
     Income taxes..................................................   $14,133     19,581       13,506



Supplemental disclosures of non-cash transactions:
     Acquisition liability -- Note D
     Allocation of tax benefit -- Note B
     Warrant Exercises -- Note C
     Debt Conversion -- Note C

          The accompanying notes are an integral part of these combined financial statements.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Genzyme General Division (the "General Division"), a division of Genzyme Corporation (the "Company" or "Genzyme"), is a diversified human health care business with product development, manufacturing and marketing capabilities in therapeutic and diagnostic products, pharmaceuticals, and diagnostic services.

BASIS OF PRESENTATION
The combined financial statements of the General Division include the balance sheets, results of operations and cash flows of Genzyme's diagnostic products, pharmaceuticals, surgical products, specialty therapeutics and corporate operations during the periods presented. The General Division's financial statements are prepared using the amounts included in Genzyme's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be reasonable.

PRINCIPLES OF COMBINATION
The combined financial statements include the accounts of all of the wholly-owned subsidiaries of Genzyme, except for the accounts of the Tissue Repair Division ("GTR"). The equity method is used to account for investments in companies and joint ventures in which the General Division has a substantial ownership interest (20% to 50%), or in which the General Division participates in policy decisions. Investments of less than 20% are reported at fair value. All significant intercompany items and transactions have been eliminated in combination.

ACCOUNTING POLICIES AND FINANCIAL INFORMATION
The Company prepares consolidated financial statements of Genzyme Corporation and Subsidiaries and separate combined financial statements for the General Division and Tissue Repair Division (the "Divisions"). Although the financial statements of each Division separately report the assets, liabilities and stockholders' equity of Genzyme attributable to each such group, such attribution of assets and liabilities (including contingent liabilities) and stockholders' equity among the Divisions does not affect legal title to such assets or responsibility for such liabilities. Holders of General Division Stock and TR Stock are holders of common stock of Genzyme and continue to be subject to all the risks associated with an investment in Genzyme and all of its businesses and liabilities. Liabilities or contingencies of the General Division GTR could affect the results of operations and financial condition of the other division. Accordingly, the combined financial statements of the General Division and Tissue Repair Division should be read in conjunction with the consolidated financial statements of Genzyme Corporation and Subsidiaries (the "Consolidated Financial Statements").

Accounting policies and financial information specific to the General Division are presented in these General Division combined financial statements. Accounting policies and financial information relevant to Genzyme, the General Division and the Tissue Repair Division are presented in the consolidated financial statements of Genzyme Corporation and Subsidiaries. The Company prepares the financial statements of the Divisions in accordance with generally accepted accounting principles, the accounting policies of Genzyme (see Note A. Summary of Significant Accounting Polices to the

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Consolidated Financial Statements which is incorporated herein by reference) and the divisional accounting policies approved by the Company's Board of Directors (the "Genzyme Board").

TRANSLATION OF FOREIGN CURRENCIES
Exchange gains and losses on intercompany balances of a long-term investment nature are charged to division equity. Transaction gains and losses are included in the results of operations. Net transaction losses were $1.0 million in 1996 and $0.8 million in 1995. Net transaction loss information for 1994 is not presented as such losses did not have a material impact on the statement of operations for the year ended December 31, 1994. Division equity includes deficit cumulative foreign currency translation adjustments of $(0.7) million and $(3.6) million at December 31, 1996 and 1995.

HEDGING

FORWARD CONTRACTS
The General Division had currency contracts valued at $0.9 million and $1.2 million at December 31, 1996 and 1995. Related gains and losses were not material to the consolidated financial statements.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE B.  RELATED PARTY TRANSACTIONS

Genzyme allocates certain corporate general and administrative expenses, research and development expenses and income taxes in accordance with the policies described below. The divisional accounting policies require transactions between the Divisions be developed and accounted for as if the transactions were at arm's length between unrelated parties. The following policies may be further modified or rescinded by action of the Genzyme Board, or the Genzyme Board may adopt additional policies, without approval of the stockholders of Genzyme, subject only to the Genzyme Board's fiduciary duty to the Genzyme stockholders, although the Genzyme Board has no present intention to do so.

Financial Matters As a matter of policy, the Company manages the financial activities of the General Division and GTR on a centralized basis. These financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt and the issuance and repurchase of common stock. In preparing these financial statements for each of the three years in the period ended December 31, 1996, transactions primarily related to investments, short-term and long-term debt (including convertible debt), related net interest and other financial costs have been attributed to the General Division based upon its cash flows and the specific purpose for which the debt was incurred for the periods presented. The Company believes this method of allocation to be equitable and a reasonable estimate of such costs as if the General Division operated on a stand-alone basis.

Loans may be made from time to time between divisions. Any such loan of $1 million or less will mature within 18 months and interest will accrue at the lowest borrowing rate available to Genzyme for a loan with similar terms and duration. Amounts borrowed in excess of $1 million will require approval of the Genzyme Board, which approval shall include a determination by the Genzyme Board that the material terms of such loan, including the interest rate and maturity date, are fair and reasonable to each participating division and to holders of the common stock representing such division. To date no such borrowings have occurred.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

INTERDIVISION ASSET TRANSFERS
The Genzyme Board may at any time and from time to time reallocate any program, product or other asset from one division to any other division. All such reallocations will be done at fair market value, determined by the Genzyme Board, taking into account, in the case of a program under development, the commercial potential of the program, the phase of clinical development of the program, the expenses associated with realizing any income from the program, the likelihood and timing of any such realization and other matters that the Genzyme Board and its financial advisors deem relevant. The consideration for such reallocation may be paid by one division to another in cash or other consideration, in lieu of cash, with a value equal to the fair market value of the assets being reallocated or, in the case of a reallocation of assets from the General Division to the GTR, the Genzyme Board may elect to account for such reallocation of assets as an increase in GTR Designated Shares. Notwithstanding the foregoing, no Key GTR Program, as defined in the management and accounting policies, may be transferred out of GTR without a class vote of the holders of GTR Stock.

SHARED SERVICES AND OTHER INTERDIVISION TRANSACTIONS
The General Division operates as a division of Genzyme with its own personnel and financial resources, however, the General Division has access to Genzyme's extensive research and development capabilities, manufacturing facilities, worldwide clinical development and regulatory affairs staffs, marketing, infrastructure and experience in raising capital. Operating activities transacted directly by the General Division are recorded by the General Division, however, from time to time, the General Division may engage in transactions with the Tissue Repair Division or with the Tissue Repair Division and one or more third parties. Such transactions may include agreements by one division to provide products and services for use by the other division and joint ventures or other collaborative arrangements involving one or both divisions to develop new products and services jointly and with third parties. Research and development performed by one division for the benefit of the other division will be charged to the division for which work is performed on a cost basis. The division performing the research will not recognize revenue as a result of performing such research. Genzyme's corporate and general and administrative expenses, which are performed primarily by the General Division, or other indirect costs are allocated to each division on a cost basis based on utilization by the division of the services to which such costs relate. Other interdivisional transactions shall be on terms and conditions that would be obtainable in transactions negotiated at arm's length with unaffiliated third parties. Any interdivisional transaction to be performed on terms and conditions other than those previously set forth and that is material to one or more of the participating divisions will require the approval of the Genzyme Board, which approval shall include a determination by the Genzyme Board that the transaction is fair and reasonable to each participating division and to holders of the common stock representing each division.

If a division (the "Purchasing Division") requires any product or service from which the other division ( the "Selling Division") derives revenues from sales to third parties (a "Commercial Product or Service"), the Purchasing Division may solicit from the Selling Division a bid to provide such Commercial Product or Service in addition to any bids solicited by the Purchasing Division from third parties. Subject to determination by the Genzyme Board that the bid of the Selling Division is fair and reasonable to each division and to their respective stockholders and that the Purchasing Division is willing to accept the Selling Division's bid, the Purchasing Division may accept any bid deemed to offer the most favorable terms and conditions for providing the Commercial Product or Service sought by the Purchasing Division.

Genzyme's corporate general and administrative functions and certain selling and marketing efforts are performed by the General Division. General and administrative and selling and marketing expenses have been allocated to GTR based upon utilization of such services as if GTR and General Division operated on a stand-alone basis. General Division allocations to GTR for general and administrative and selling and marketing expenses (incurred mostly in connection with developing European markets) were $9.1 million in 1996, $4.4 million in 1995 and $0.8 million in 1994. General Division allocations to GTR for research and development expenses were $6.9 million in 1996, $4.7 million in 1995 and $3.3 million in 1994. Amounts due from GTR for operating activities were $1.6 million and $2.0 million at December 31, 1996 and 1995.

INTER-DIVISION INCOME TAX ALLOCATIONS
The General Division and Tissue Repair are included in the consolidated U.S. federal income tax return filed by Genzyme. Genzyme allocates current and deferred taxes to the divisions by determining the tax provision of each division, in accordance with generally accepted accounting principles, as if it were a separate taxpayer. The realizability of deferred tax assets is assessed at the Division level. The sum of division tax provisions may not equal the consolidated tax provision under this approach. Pursuant to the management and accounting policies adopted by the Genzyme Board, as of the end of any fiscal quarter of Genzyme, any projected tax benefit attributable to any division that cannot be utilized by such division to offset or reduce its current or deferred income tax expense may be allocated to any other division without any compensating payment or allocation. The treatment of such allocation for purposes of earnings per share computation is discussed in Note A, "Net Income
(Loss) Per Share" in the Consolidated Financial Statements.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE C  DIVISION EQUITY

      The following analyzes the Division equity of the General Division for the periods presented:

(DOLLARS IN THOUSANDS)                                              1996           1995        1994
-----------------------------------------------------------------------------------------------------
Balance at beginning of period ..............................    $ 659,281     $ 395,649    $ 324,391
Net income (loss) ...........................................      (47,429)       34,823       30,194
Allocation of tax benefits generated by Tissue Repair
 Division ...................................................       16,927         8,857       11,423
Exercise of options .........................................       13,883        27,922        1,189
Shares issued in connection with Employee Stock
 Purchase Plan ..............................................        4,698         4,161        2,992
Exercise of warrants ........................................      106,164         6,264       41,730
Shares issued in public offering ............................         --         141,276         --
Issuance of Common Stock in connection with the conversion
 of $100M 6 3/4% Convertible Subordinated Notes .............      101,400          --           --
Shares issued in connection with acquisitions ...............       36,991        23,821         --
Allocation to GTR ...........................................      (11,714)         --        (13,874)
Tax benefit of disqualified dispositions ....................        3,500         5,500        2,224
Compensation expense ........................................          123           131
Foreign currency translation ................................        2,846         1,325        2,860
Unrealized gain/(loss) on investments .......................       (2,445)        9,552       (7,480)
                                                                 ---------     ---------    ---------
                                                                 $ 884,225     $ 659,281    $ 395,649
                                                                 =========     =========    =========


In October 1995, Genzyme sold 5,750,000 shares of General Division Common Stock to the public for $25.63 per share for net proceeds of $141.3 million.

Included in Division Equity is the cumulative foreign currency translation adjustments of $(0.7) million and $(3.6) million at December 31, 1996, and 1995 respectively.

Immediately prior to the Effective Date, as defined in Note A to the consolidated financial statements, approximately 31,582,000 shares of Genzyme common stock were reserved for issuance under the Company's 1990 Equity Incentive Plan, 1988 Director Stock Option Plan, 1990 Employee Stock Purchase Plan, and upon the exercise of outstanding warrants (the "Warrants"), and the conversion of the 6 3/4% Convertible Subordinated Notes Due 2001 (the "Notes"). Pursuant to antidilution provisions in the agreements covering the options, Genzyme has adjusted each option outstanding on the Effective Date to provide for separation of the option into an option exercisable for General Division Stock and an option exercisable for the number of shares of GTR Stock that the holder would have received if the holder had exercised the option immediately prior to the Effective Date. The Warrants provide that the holder of the Warrant is entitled to receive the number of shares of General Division Stock and GTR Stock upon exercise of the Warrant that the holder would have received if the holder had exercised the Warrant immediately prior to the Effective Date. Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after the Effective Date would receive, in addition to the shares of General Division Stock into which the Note is convertible, the same number of shares of GTR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date. In March 1996, holders of the notes converted such notes into General Division Stock and GTR Stock. Holders of the notes received
37.826 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 note.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

At December 31, 1996, approximately 15,768,006 shares of General Division Stock were reserved for issuance under the 1990 Equity Incentive Plan as amended, the 1988 Director Stock Option Plan as amended, the 1990 Employee Stock Purchase Plan as amended, and upon the exercise of outstanding warrants.

PREFERRED STOCK
Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The Board of Directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.

STOCK SPLIT
In June 1996, the Board of Directors declared a 2-for-1 stock split of shares of General Division Stock to be effected by means of a 100% stock dividend payable on July 25, 1996 to stockholders of record on July 11, 1996, subject to increasing the authorized shares of General Division Stock from 100,000,000 to 200,000,000 shares (the "Amendment"). The Amendment was approved by holders of a majority in interest of the outstanding General Division Stock and GTR Stock, voting together as a single class, at a special meeting of the stockholders held on July 24, 1996. On July 25, 1996, a total of 34,669,435 shares of General Division Stock were distributed to stockholders in connection with the dividend. All share and per share amounts have been re-stated to reflect this split.

DEFERRED COMPENSATION PLAN
The Company's Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") allows each member of the Genzyme Board who is not also an officer or employee of Genzyme to defer receipt of all or a portion of the cash compensation payable to him or her as a director of Genzyme. Compensation may be deferred until the termination of services as a director or, subject to certain restrictions, such other date as may be specified by the director. All of the current directors of Genzyme, other than Mr. Termeer, are eligible to participate in the plan and as of December 31, 1996, six of the directors have elected to participate in the plan. The Company has reserved 50,000 shares of GGD Stock and 100,000 shares of GTR Stock to cover distributions of shares credited to stock accounts under the Deferred Compensation Plan (subject in each case to adjustment for stock splits, stock dividends and certain transactions affecting Genzyme's capital stock). As of December 31, 1996, no shares of General Division Stock or GTR Stock credited to stock accounts under the Deferred Compensation Plan have been distributed to participants in the Deferred Compensation Plan.

STOCK OPTIONS
Pursuant to the Company's 1990 Equity Incentive Plan as amended (the "Plan"), options may be granted to purchase an aggregate of 19,800,000 shares of General Division Stock and 3,300,000 shares of TR Stock. The Plan allows the granting of stock options at not less than fair market value at date of grant, and stock appreciation rights, performance shares, restricted stock and stock units to employees and consultants of the Company, each with a maximum term of ten years. In addition, the Company has a 1988 Director Stock Option Plan, as amended, pursuant to which nonstatutory stock options up to a maximum of 200,000 shares and 70,000 shares, respectively, of General Division Stock and TR Stock, are automatically granted at fair market value to members of the Board of Directors of the Company upon their election or reelection as Directors. For each year of a director's term of office, he or she receives an option to purchase 4,000 shares of General Division Stock and a number of TR Stock options with a market value equal to one-quarter of the market value of the stock subject to the General Division Stock options. All options expire ten years after the initial grant date and vest over various periods.


Stock option activity is summarized below:

                                               SHARES          WEIGTED AVERAGE
                                            UNDER OPTION       EXERCISE PRICE      EXERCISABLE
                                            ------------       ---------------     -----------
  GENZYME CORPORATION COMMON STOCK
  --------------------------------

    Outstanding at December 31, 1993.....    7,690,708          15.35
      Granted............................    3,238,728          14.93
      Exercised..........................     (132,756)          8.83
      Forfeited and cancelled............     (423,526)         19.07
      Converted at Effective Date........  (10,373,154)         15.15
                                           -----------          -----
    Outstanding at December 31, 1994.....            -              -
                                           ===========          =====

  GENERAL DIVISION STOCK
  ----------------------

      Converted at Effective Date........   10,373,154         15.15
      Granted............................      133,348         14.03
      Exercised..........................       (2,500)         5.85
      Forfeited and cancelled............      (22,302)        17.40
                                           -----------         -----
    Outstanding at December 31, 1994.....   10,481,700         15.13               4,683,967
                                           ===========         =====               =========

      Granted............................    4,141,502          23.25
      Exercised..........................   (2,007,654)         13.97
      Forfeited and cancelled............     (442,882)         14.96
                                           -----------          -----
    Outstanding at December 31, 1995.....   12,172,666          17.79              5,138,502
                                           ===========          =====              =========

      Granted............................    3,442,484          29.16
      Exercised..........................     (906,041)         15.70
      Forfeited and cancelled............     (643,626)         22.81
                                           -----------          -----
    Outstanding at December 31, 1996.....   14,065,483          20.48              6,505,835
                                           ===========          =====              =========


The total proceeds for all options outstanding at December 31, 1996 is approximately $288,120,000.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS



Information regarding the range of option prices as of December 31, 1996 is as follows:


                                                                                         Exercisable
                                                                                 ---------------------------
                                             Average          Weighted                              Weighted
                                            Remaining         Average                               Average
       Range of             Number         Contractual        Exercise            Number            Exercise
   Exercise Prices       Outstanding          Life              Price            of options           Price
------------------       ----------        ------------       --------           ---------          --------
$ 3.79 - 12.09            1,583,744           3.04               $7.87           1,583,344            $ 7.87
 12.38 - 14.53            1,508,927           7.36               14.03             438,382             13.53
 14.56 - 15.14            1,497,478           7.27               14.97             587,858             14.92
 15.19 - 19.38            1,775,540           6.01               17.74           1,370,438             17.69
 19.42 - 21.00            1,553,430           8.17               19.55             591,411             19.59
 21.07 - 24.88            1,499,327           6.69               23.73           1,016,437             23.50
 25.00 - 28.00            2,035,931           8.84               26.99             417,938             25.81
 28.06 - 30.25            2,346,646           9.24               30.16             447,401             30.11
 30.31 - 37.25              257,676           8.90               33.35              52,626             31.64
 38.00 - 38.00                6,784           9.09               38.00                   0             38.00
------------------       ----------           ----            --------           ---------          --------
$ 3.79   38.00           14,065,483           7.27              $20.48           6,505,835            $17.34




EMPLOYEE STOCK PURCHASE PLAN
The Company's 1990 Employee Stock Purchase Plan allows full-time employees, as defined in this plan, to purchase the Company's stock at 85% of fair market value. Under this plan, 1,500,000 shares of the General Division Stock are authorized of which 291,053, 285,868 and 259,876 shares were issued in 1996, 1995 and 1994, respectively.


STOCK COMPENSATION PLANS
The Company applies APB Opinion 25 and related Interpretations in accounting for its three stock-based compensation plans, the 1990 Equity Incentive Plan (a stock option plan), the 1990 Employee Stock Purchase Plan (a stock purchase plan) and the 1998 Director's plan and accordingly, no compensation expense has been recognized for options granted and shares purchased under the plans provisions of these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-based Compensation", the General Division's net (loss) income and (loss) earnings per share would have been as follows:


                                                           DECEMBER 31,
                                                       ------------------
(Amounts in thousands, except per share data)            1996        1995
-------------------------------------------------------------------------

GENERAL DIVISION Net (loss) income:
     As reported                                     $(30,502)    $43,680
     Pro forma                                       $(40,558)    $40,429

  Primary (loss) earnings per share:
     As reported                                     $  (0.45)    $  0.73
     Pro forma                                       $  (0.59)    $  0.67

  Fully diluted (loss) earnings per share:
     As reported                                     $  (0.45)    $  0.66
     Pro forma                                       $  (0.59)    $  0.61

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to 1995 and additional awards are anticipated in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the General Division has assumed a risk-free interest rate equal to approximately 6.37% and 6.33%, expected volatility of 45%, zero dividend yields and expected lives of four years for 1996 and 1995, respectively.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


The average fair value of the options granted during 1996 and 1995 is estimated as $11.98 and $11.53, respectively on the date of grant.

STOCK RIGHTS
In 1989, the Company's Board issued a dividend of one preferred stock purchase right (a "Common Stock Right") on each share of Common Stock. At the Effective Date, the Rights Agreement under which the rights were issued was amended and restated to reflect the change in the capital structure of the Company and the Board declared a distribution to holders of GTR Stock of a right (a "GTR Stock Right") on each outstanding share of GTR Stock. The Restated Rights Agreement provides that each General Division Stock Right, which replaced the Common Stock Right, and each GTR Stock Right, when it becomes exercisable, will entitle the holder to purchase from the Company (i) in the case of a General Division Stock Right, one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $26, subject to adjustment, and (ii) in the case of a GTR Stock Right, one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $25, subject to adjustment. The rights expire on March 28, 1999.

STOCK WARRANTS
The Company has issued warrants which, when exercised, grant the holders two shares of General Division Stock and .135 share of GTR Stock for each warrant exercised. These warrants were granted in exchange for the receipt of options to purchase the partnership interests of Genzyme Development Partners, L.P.
("GDP"), the callable common stock of Neozyme II Corporation ("Neozyme II"), and in connection with Genzyme's purchase of the publicly-held shares of IG
Laboratories, Inc. ("IG") in exchange for IG warrants. All proceeds from the exercise of these warrants will be attributed to the General Division (see "TR
Designated Shares"). The outstanding warrants were issued under the following terms:
                                                EXERCISE
ISSUE                              NUMBER OF     PRICE
DATE      ISSUED TO                 WARRANTS   PER SHARE  EXERCISE PERIOD
----      ---------                 --------   ---------  ---------------

1992      Investors in Neozyme II:
            Callable Warrants       29,314      $44.202   December 6, 1996 to
                                                          December 31, 1998

1995      Dr. Richard Warren         6,005      $42.670   Through September 30, 2000



The warrants granted in exchange for the receipt of options to purchase the partnership units of GDP expired on October 31, 1996.

On October 28, 1996, the Company completed a tender offer for the outstanding Units of Neozyme II and acquired 2,385,686 of the 2,415,000 Units outstanding (see Note B Acquisition). On December 6, 1996, Neozyme II was merged with and into Genzyme, and the remaining 29,314 Callable Warrants included in the untendered Units separated from the shares of Callable Common Stock converted in the merger and became exercisable.

Warrant activity is summarized below:

                                                    WARRANTS    WARRANT PRICE
                                                    --------    -------------
        Outstanding at December 31, 1993.......    8,156,004    16.01 - 38.25
            Exercised..........................   (2,197,774)   16.01 - 22.91
            Expired............................      (23,849)   16.01 - 22.91
                                                  ----------
        Outstanding at December 31, 1994.......    5,934,381    16.01 - 38.25
            Granted............................        6,005            42.67
            Exercised..........................     (343,145)   16.01 - 38.25
                                                  ----------
        Outstanding at December 31, 1995.......    5,597,241    16.01 - 42.67
                                                  ----------
            Exercised..........................   (3,170,551)   16.01 - 38.25
            Tendered...........................   (2,385,686)             N/A
            Expired............................       (5,685)   16.01 - 38.25
                                                  ----------
        Outstanding at December 31, 1996.......       35,319    42.67 - 44.20
                                                  ==========


Included in other current assets at December 31, 1996 is $87 million for proceeds from warrant exercises at the end of the year.


GTR DESIGNATED SHARES

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Pursuant to Genzyme's Articles of Organization, as amended, GTR Designated Shares are authorized shares of GTR Stock which are not issued and outstanding, but which the Board may from time to time issue, sell or otherwise distribute without allocating the proceeds or other benefits of such issuance, sale or distribution to the Tissue Repair Division. At the Effective Date, 5,000,000 GTR Designated Shares were established. As a result of the distribution of approximately 3,300,000 shares of GTR Stock to holders of General Division Stock, the number of GTR Designated Shares were reduced by a corresponding amount. The remaining 1,700,000 GTR Designated Shares were reserved for issuance upon the exercise of Genzyme stock options and warrants and the conversion of Genzyme's convertible notes which were outstanding on the Effective Date.

GTR: The number of GTR Designated Shares will be decreased by the number of shares of GTR Stock issued by Genzyme, the proceeds of which are allocated to the General Division; the number of shares of GTR Stock issued as a dividend to holders of General Division stock; and the number of shares of GTR Stock issued upon the conversion of convertible securities, including the Notes, attributed to the General Division. In addition, the number of GTR Designated Shares can be increased as a result of certain inter-division transactions.

The number of GTR Designated Shares will be decreased by the number of shares of GTR Stock issued by Genzyme, the proceeds of which are allocated to the General Division; the number of shares of GTR Stock issued as a dividend to holders of General Division stock; and the number of shares of GTR Stock issued upon the conversion of convertible securities, including the Notes, attributed to the General Division. In addition, the number of GTR Designated Shares can be increased as a result of certain inter-division transactions. In October 1996, the Genzyme Board approved the allocation of up to $20 million in cash from the General Division to the Tissue Repair Division (the "GTR Equity Line") to provide initial funding for the joint venture with Diacrin, in exchange for an increase in the number of GTR Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of GTR Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. As of December 31, 1996, the Company had allocated $1.9 million from the General Division to the Tissue Repair Division under the Equity Line and 231,645 GTR Designated Shares were reserved for issuance at the Genzyme Board's discretion.

If, as of May 31 of each year starting May 31, 1997, the number of GTR Designated Shares on such date (not including those reserved for issuance with respect to General Division convertible securities as a result of anti-dilution adjustments required by the terms of such instruments by the Genzyme Board) exceeds ten percent (10%) of the number of shares of GTR Stock then issued and outstanding, then substantially all GTR Designated Shares will be distributed to holders of record of General Division Stock, subject to reservation of a number of such shares equal to the sum of (a) the number of GTR Designated Shares reserved for issuance upon the exercise or conversion of General Division convertible securities and (b) the number of GTR Designated Shares reserved by the Genzyme Board as of such date for sale not later than six months after such date, the proceeds of which sale will be allocated to the General Division.

GTR Designated Share activity is summarized below:


                                                                                GTR DESIGNATED
                                                                                    SHARES
                                                                                -------------
Established at Effective Date ...............................................     5,000,000
Stock dividend to holders of Genzyme Common Stock ...........................    (3,356,713)
Stock options exercised .....................................................          (168)
Stock warrants exercised ....................................................      (233,412)
                                                                                 ----------
   Balance at December 31, 1994 .............................................     1,409,707

Stock options exercised .....................................................       (72,942)
Stock warrants exercised ....................................................       (46,244)
ESPP shares issued ..........................................................        (3,613)
                                                                                 ----------
   Balance at December 31, 1995 .............................................     1,286,908
                                                                                 ----------

Stock options exercised .....................................................       (42,728)
Stock warrants exercised ....................................................      (426,984)
Convertible notes conversion ................................................      (255,249)
Increase from equity line ...................................................       231,645
Exercise of call ............................................................     1,000,000
                                                                                 ----------
   Balance at December 31, 1996 .............................................     1,793,592
                                                                                 ==========

DIVIDEND POLICY

The General Division has never paid any cash dividends on shares of its capital stock. The General Division currently intends to return its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on General Division common stock in the foreseeable future.


NOTE D  ACQUISITIONS

Incorporated by reference herein are the disclosures related to the acquisitions of Sygena A.G., I.G. Laboratories, Genetrix, Inc., Deknatel Snowden Pencer, Inc. and Neozyme II included in Note B, Acquisitions included in the Consolidated Financial Statements.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

PRO FORMA FINANCIAL INFORMATION


The following pro forma information presents the results of operations of the General Division, Genetrix, DSP and Neozyme II for the years ended December 31, 1996 and 1995, with pro forma adjustments as if the acquisitions had been consummated as of January 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The pro forma financial information does not include charges for in-process technology of $24.2 million and $106.5 million, related to the DSP and Neozyme II acquisitions, respectively which were recognized as expense upon consummation of each acquisition in 1996.


                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                                1996        1995
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         (UNAUDITED)  (UNAUDITED)
   ---------------------------------------------------------------------------------

     Pro forma revenues ..................................    $556,274     $471,630
     Pro forma net income attributable to General
       Division Stocks.......... .........................      65,136       14,473

     Pro forma net income per General Division
       common and common equivalent share ................    $   0.89     $   0.24



NOTE E  MAJORITY-OWNED SUBSIDIARIES

INTEGRATED GENETICS, INC.
IG was an approximately seventy-percent-owned subsidiary for the year ended December 31, 1994 and for the period from January 1, 1995 through October 1, 1995. (See Note D).

GENZYME TRANSGENICS CORPORATION
Genzyme Transgenics Corporation ("GTC") was a majority-owned subsidiary through September 30, 1994. (See Note F).


NOTE F  INVESTMENTS

INVESTMENTS

Investments in marketable securities at December 31 consisted of the following:

                                                                     1996                  1995
                                                             -------------------------------------------
                                                                         MARKET                   MARKET
     (DOLLARS IN THOUSANDS)                                     COST      VALUE      COST          VALUE
     ---------------------------------------------------------------------------------------------------
     Short Term:
        Certificates of deposit..........................     $ 1,564   $ 1,564    $  1,870     $  1,870
        Federal agency notes.............................          --        --      25,696       25,731
        Corporate notes..................................      54,732    54,726      77,800       77,870
                                                              -------   -------    --------     --------
                                                              $56,296   $56,290    $105,366     $105,471
                                                              =======   =======    ========     ========
     Long Term:
        Federal agency notes.............................          --        --       4,047        4,053
        Corporate notes..................................      16,481    16,485      42,518       42,845
        U.S. Treasury notes..............................      22,010    21,730      22,351       22,663
                                                              -------   -------    --------     --------
                                                              $38,491   $38,215    $ 68,916     $ 69,561
                                                              =======   =======    ========     ========


Cash and cash equivalents, consisting principally of money market funds and municipal notes are valued at cost plus accrued interest.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Information regarding the range of contractual maturities of investments in debt securities at December 31,
1996 is as follows:

                                                                                      MARKET
       (DOLLARS IN THOUSANDS)                                     COST                 VALUE
       --------------------------------------------------------------------------------------
       Within 1 year........................................    $56,296               $56,290
       After 1 year through 2 years.........................     11,399                11,415
       After 2 years through 10 years.......................     27,092                26,800
                                                                -------               -------
                                                                $94,787               $94,505
                                                                =======               =======

The disclosures relating to the Investments in NABI, Avonex, Inc., Celtrix, Inc., and G.T.C. are included in Note D to the Consolidated Financial Statements and are incorporated by reference herein.

  REALIZED AND UNREALIZED GAINS AND LOSSES ON MARKETABLE SECURITIES AND EQUITY INVESTMENTS
  Investment income for 1996 and 1995 includes gross realized losses of $47,000 and $110,000, respectively. Gross realized gains included in investment income for 1995 were $1.4 million. The realized gain on the investment in NABI was reported as a separate line item in the Company's statement of operations for 1996.

  Gross unrealized holding losses of $2.7 million and unrealized holding gains of $2.3 million, were recorded at December 31, 1996 in Division equity as compared to unrealized holding gains of $2.1 million at December 31, 1995, of which $0.7 million represented an unrealized holding gain on the Company's investment in NABI which was sold in 1996, at December 31, 1995.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENT


NOTE G  INVENTORIES

Inventories at December 31 consist of the following:

              (DOLLARS IN THOUSANDS)                                1996        1995
              ------------------------------------------------------------------------
              Raw materials..................................... $ 30,243      $12,527
              Work-in-process...................................   36,516       14,167
              Finished products.................................   56,683       25,587
                                                                 --------      -------
                                                                 $123,442      $52,281


NOTE H  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31 includes the following

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS




              (DOLLARS IN THOUSANDS)                                                1996        1995
              ----------------------------------------------------------------------------------------
              Plant and equipment................................................ $163,413    $106,877
              Land and buildings.................................................  173,296      46,456
              Leasehold improvements.............................................   55,828      52,521
              Furniture and fixtures.............................................   12,996       7,530
              Construction in progress...........................................   53,298     177,903
                                                                                  --------    --------
                                                                                   458,831     391,287
                Less accumulated depreciation....................................  (87,221)    (63,826)
                                                                                  --------    --------
              Property, plant and equipment, net................................. $371,610    $327,461
                                                                                  ========    ========



Depreciation expense was $22.1 million, $17.3 million, and $13.5 million in 1996, 1995 and 1994, respectively.

The Company attributes its property, plant and equipment to either the General Division or Tissue Repair Division based on use.

The General Division has completed construction of the Company's manufacturing facility at Allston Landing in Boston to produce a recombinant form of Ceredase(R) enzyme ("Cerezyme(R)") and other products. The facility cost approximately $154.1 million plus an additional $22.3 million of process validation and optimization costs. On October 24, 1996, Genzyme received FDA approval to manufacture the drug Cerezyme[R] in the Allston Landing facility.

As of December 31, 1996, the Company had capitalized, approximately $154.1 million of expenditures related to this building and approximately $33.3 million of gross process validation and optimization costs related to this and other facilities. In 1996, 1995 and 1994, the Company capitalized approximately $2.2 million, $9.0 million and $9.2 million of interest costs, respectively, relating to this and other facility construction. Upon receipt of FDA approval for the facility, the Company began production and transferred the costs out of construction in progress and began depreciating this facility in July 1996 using the units of production method of depreciation. Depreciation expense for 1996 related to this facility was $1.7 million.

In August 1996, GTR effected an interdivisional transfer of certain land and a building in Framingham, Massachusetts, acquired in January 1996, to the General Division for $5.2 million, which represented the cost and approximate fair market value of the property at the date of the sale.

NOTE I  ACCRUED EXPENSES

Accrued expenses at December 31 include the following:

              (DOLLARS IN THOUSANDS)                        1996      1995
              -------------------------------------------------------------
              Professional fees........................   $ 3,757   $ 2,472
              Compensation.............................    21,252    12,025
              Royalties................................     8,210     6,606
              Rebates..................................     7,604     2,693
              Interest.................................     1,677     1,857
              Other....................................    25,145    12,416
                                                          -------   -------
                                                          $67,645   $38,069
                                                          =======   =======



NOTE J.  LONG-TERM DEBT AND LEASES

LONG-TERM DEBT

      Long-term debt at December 31 is comprised of the following:

      (DOLLARS IN THOUSANDS)                                           1996        1995
      -----------------------------------------------------------------------------------
      Revolving Credit Facility..................................... $200,000    $
      Convertible subordinated notes................................        -     100,000
      Mortgage note payable, matures June 13, 1999..................   20,375      20,863
      Mortgage note payable, matures November 2014..................    3,298       3,356
      Mortgage note payable, matures January 1, 2008................      685         747
      Term notes payable............................................        -       1,626
                                                                      -------     -------
                                                                      224,358     126,592
      Less current portion..........................................     (999)     (2,243)
                                                                      -------     -------
                                                                     $223,359    $124,349
                                                                     ========    ========

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

CREDIT FACILITIES
In November 1996, the General Division refinanced its existing $215.0 million line of credit (the "Credit Line") with a revolving credit facility (the "Revolving Facility") made available through a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to either the General Division or Tissue Repair Division. As of December 31, 1996, outstanding debt of $218.0 million under the Revolving Facility had been allocated $200.0 million to the General Division and $18.0 million to GTR.

   REVOLVING FACILITY
   The General Division may obtain loans up to a maximum aggregate principal amount outstanding at any time of $225.0 million under the terms of the Revolving Facility. Loans bear interest at LIBOR plus an applicable margin pursuant to the terms and conditions defined in the Credit Agreement. The notes have certain covenants which require the Company to, among other things, maintain certain levels of earnings and liquidity ratios. The Stock of Genzyme Securities Corporation, a Massachusetts Securities Corporation, is pledged as collateral for this facility.

   CREDIT LINE
   On June 28, 1996, Genzyme's credit line with Fleet National Bank was increased from $15.0 million to an aggregate of $215.0 million in connection
   with the Company's acquisition of DSP (See Note D.   Acquisitions). Until
   refinanced with the Revolving Facility in November 1996, borrowings under the Credit line were allocated $200.0 million to the General Division to finance the acquisition of DSP and $15.0 million to GTR to fund operations, each with interest payable at LIBOR plus 5/8%. All funds outstanding under the Credit Line were repaid before December 31, 1996 with funds borrowed under the Revolving Facility.

$100M 6 3/4% CONVERTIBLE SUBORDINATED NOTES
In 1991, the General Division issued 6 3/4% Convertible Subordinated Notes due October 1, 2001 in the aggregate principal amount of $100.0 million for net proceeds of $97.3 million. Deferred financing costs of $2.7 million, classified as "Other noncurrent assets" on the combined balance sheets, were amortized to expense over the term of the debt issue. Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after December 16, 1994, would receive, in addition to the shares of General Division Stock into which the Note was convertible, the same number of shares of GTR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date. In March 1996, holders of the Notes converted such notes into General Division Stock and GTR Stock pursuant to the amended terms of the notes. Holders of the Notes received 37.826 shares of General Division Stock and 2.553 shares of TR Stock in conversion of each $1,000 Note. As a result of the conversion $101.4 million, the face value of the debt less the unamortized debt financing costs was credited to Division Equity.

MORTGAGE NOTES
The Company's three mortgage notes have been attributed to the General Division.

The mortgage note due June 1999 is collateralized by land and buildings with a net book value of $28.5 million at December 31, 1996, bears interest at 7.73% annually, and is payable monthly based on a twenty year direct reduction amortization schedule, with the remaining principal due June 13, 1999.

The mortgage note maturing November 2014 is collateralized by land and buildings with a net book value of $5.1 million at December 31, 1996 and bears interest at 10.5%. The mortgage note maturing January 2008 provides the bank with a "call or review" feature at the end of the first 60 month period, allowing the bank to adjust the note under specific circumstances. This note bears interest at a variable rate of prime plus 1% and is collateralized by land and fixtures. Principal and interest are payable monthly on both of these notes.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


INTEREST RATE HEDGE AGREEMENTS
In December 1996, the Company entered into a $100 million interest rate swap contract (the "Swap Contract") to effectively convert the variable interest rate on borrowings under the Revolving Facility to fixed interest rates. Net payments made or received on these Swap Contracts are recorded as adjustments to interest expense. At December 31, 1996 the Swap Contract had a termination value gain of $125,000.

OPERATING LEASES
Total rent expense under operating leases was $10.7 million, $8.6 million, and $8.7 million in 1996, 1995 and 1994 respectively. The General Division leases facilities and personal property under certain operating leases in excess of one year.

   In January 1997, the General Division repaid $100.0 million of its outstanding debt plus accrued interest of $0.5 million.


Future minimum payments due under the General Division's long-term obligations and capital and operating leases are as follows:

                                             LONG-TERM     CAPITAL    OPERATING
         (DOLLARS IN THOUSANDS)             OBLIGATIONS    LEASES       LEASES
         ----------------------------------------------------------------------
         1996..............................   $  2,643      $338       $11,240
         1997..............................      2,637       316        10,798
         1998..............................    256,565        14         9,678
         1999..............................        510         -         8,553
         2000..............................        504         -         7,601
         Thereafter........................      5,795         -        44,107
                                              --------       ----      -------
            Total minimum payments.........    268,654        668       91,977
         Less: interest....................    (44,296)       (29)           -
                                              --------       ----      -------
                                              $224,358       $639      $91,977
                                              ========       ====      =======

NOTE K  RESEARCH AND DEVELOPMENT AGREEMENTS

      Revenues from research and development agreements with related parties include the following:

         (DOLLARS IN THOUSANDS)                                                  1996        1995       1994
         ---------------------------------------------------------------------------------------------------
         Fees for research and development activities:
              Surgical Aids Partnership......................................        -          -        913
              Neozyme II.....................................................   19,799     24,198     17,785
              GTC............................................................    3,212      2,560      2,185
                                                                               -------    -------    -------
                                                                               $23,011    $26,758    $20,883
                                                                               =======    =======    =======

      The disclosures relating to the Surgical Aids Partnership and Neozyme II are included in Note J to the Consolidated Financial Statements and are incorporated by reference herein.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE L.  COMMITMENTS AND CONTINGENCIES

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

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

From time to time the General Division has been subject to legal proceedings and claims arising in connection with its business. At December 31, 1996, there were no asserted claims against the General Division which, in the opinion of management, if adversely decided would have a material adverse effect on the General Division's financial position and results of operations.


NOTE M.  INCOME TAXES


Income (loss) before income taxes and the related income tax expense (benefit) are as follows for the year ended December 31:


     (DOLLARS IN THOUSANDS)                                                        1996      1995     1994
     -------------------------------------------------------------------------------------------------------
     Domestic (includes $130.6 million and $15.2 million in charges for purchased research and development and acquisition
      expenses in 1996 and 1995, respectively).........................         $(37,615)   $62,633  $42,968
     Foreign...........................................................           10,308      2,696    3,567
                                                                                --------    -------  -------
           Total.......................................................         $(27,307)   $65,329  $46,535
                                                                                ========    =======  =======

     Currently payable:
        Federal........................................................          $37,985    $18,780  $10,727
        State..........................................................            6,889      5,949    3,965
        Foreign........................................................            3,616      1,349      850
                                                                                --------    -------  -------
           Total current...............................................           48,490     26,078   15,542

     Deferred:
        Federal........................................................          (28,448)     4,507      518
        State..........................................................              164        (79)     281
                                                                                --------    -------  -------
           Total deferred..............................................          (28,284)     4,428      799
                                                                                --------    -------  -------

     Provision for income taxes........................................         $ 20,206    $30,506  $16,341
                                                                                ========    =======  =======


Provisions for income taxes were at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                                                        1996    1995    1994
--------------------------------------------------------------------------------------------
    Tax at U.S. statutory rate......................................... 35.0%   35.0%   35.0%
    Losses in foreign subsidiary and less than 80%-owned
     subsidiaries with no current tax benefit..........................   0.8    0.8     1.6
    State taxes, net...................................................   5.2    5.2     5.8
    Foreign sales corporation..........................................  (2.1)  (1.4)   (2.8)
    Nondeductible amortization.........................................   2.1    1.4     1.5
    Benefit of tax credits.............................................     -      -    (1.9)
    Other, net.........................................................   2.2    0.7    (4.2)
    Utilization of operating loss carryforwards........................  (2.6)  (3.8)      -
                                                                       ------   ----    ----
      Effective tax rate before certain charges........................  40.6   37.9    35.0

    Charge for purchased research and development

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS



    net of related deferred tax benefits...............................  33.4    8.8       -
                                                                       ------   ----    ----
                                                                         74.0   46.7    35.0
    Allocated tax benefits generated by Tissue Repair Division ........ (62.3) (13.6)   (4.0)
                                                                       ------   ----    ----
      Effective tax rate attributable to General Division Stockholders.  11.7%  33.1%   31.0%
                                                                       ======   ====    ====



At December 31 the components of net deferred tax assets were as follows :

(DOLLARS IN THOUSANDS)                                        1996         1995
---------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards ....................    $ 10,427     $ 10,216
   Intangible amortization .............................      36,706       23,746
   Realized and Unrealized capital losses ..............      10,798       10,581
   Reserves and other ..................................      17,687        9,609
   Allocation of tax benefit from Tissue Repair Division      13,265        8,415
                                                            --------     --------
       Gross deferred tax asset ........................      88,883       62,567
   Valuation allowance .................................     (15,299)     (20,637)
                                                            --------     --------
       Net deferred tax asset ..........................      73,584       41,930

Deferred tax liabilities:
   Depreciable assets ..................................     (13,871)     (10,556)
                                                            --------     --------
       Net deferred tax asset ..........................    $ 59,713     $ 31,374
                                                            ========     ========


Due to uncertainty surrounding the realization of certain favorable tax attributes primarily relating to capital losses and the purchase of in-process research and development, the Company placed a valuation allowance of $15.3 million and $20.6 million for December 31, 1996 and December 31, 1995, respectively, against otherwise recognizable deferred tax assets. During 1996, the Company determined that it is more likely than not that certain deferred tax assets will be realized and, accordingly, eliminated the related valuation allowance of approximately $4.3 million, of which approximately $1.5 million was recorded as a reduction of goodwill. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 1996 the Company had U.S. net operating loss carryforwards of $27 million for income tax purposes. These carryforwards expire from 2001 to 2011. Utilization of tax net operating loss carryforwards may be limited under
Section 382 of the Internal Revenue code of 1986. At December 31, 1996 the Company also had UK operating loss carryforwards for income tax purposes of approximately $2.9 million which are indefinitely available to offset future taxable income in the UK.


NOTE O.  BENEFIT PLANS

Genzyme has a domestic employee savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees of the General Division except for the employees of DSP which have a separate retirement savings plan. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which are matched by the General Division. The General Division contributed $1.1 million, $0.7 million, and $0.6 million to the plan in 1996, 1995 and 1994, respectively.

The General Division has defined-benefit pension plans covering substantially all the employees of DSP and its foreign subsidiaries. Pension expense for 1996, 1995 and 1994 was $601,000, $498,000 and $266,000, respectively. Pension costs are funded as accrued. Actuarial and other disclosures regarding the plans, except for the plan of DSP and its subsidiary in Germany, are not presented because they are not material.

DSP has a defined benefit pension plan, which covers substantially all U.S. employees of DSP, excluding those employed by DSP's Snowden Pencer Inc. subsidiary. Plan assets consist primarily of U.S. government and corporate securities.

The funded status of the pension plan at December 31, 1996 was as follows (in thousands):

                                                                      1996
                                                                     -------
  Actual present value of accumulated benefit obligation:
    Vested........................................................   $ 4,720
    Nonvested.....................................................       481
                                                                     -------
                                                                     $ 5,201
                                                                     =======

  Projected benefit obligation....................................   $ 5,201
  Plan assets at market value.....................................     4,338
                                                                     -------
  Funded status -- plan assets less projected benefit obligation..   $  (863)
  Unrecognized net loss from past experience different from that
    assumed and changes in actuarial assumptions..................       (94)
                                                                     -------
    Accrued pension cost..........................................   $  (957)
                                                                     =======

  Assumptions used in computation of 1996 are as follows:

                                                                      1996
                                                                     -------
  Weighted average discount.......................................      7.75%
  Expected long-term rate of return on assets.....................      9.00%
  Rate of increase in future compensation levels..................      Plan Frozen

  Benefits under the pension plan are generally based on years of service and the employee's career earnings. Employees become fully vested after five years.

  A summary of the components of net periodic pension cost for 1996 is as follows (thousands):

                                                                      1996
                                                                     -------
  Service cost....................................................   $     0
  Interest cost...................................................       195
  Actual return on plan assets....................................      (276)
  Net amortization and deferral...................................        94
                                                                     -------
    Net periodic pension cost.....................................   $    13
                                                                     =======

DSP's German subsidiary also has a defined benefit pension plan for its employees. The funded status of the pension plan at December 31, 1996 was as follows (in thousands):

                                                                      1996
                                                                     -------
  Actual present value of accumulated benefit obligation:
    Vested........................................................   $ 1,592
    Nonvested.....................................................       140
                                                                     -------
                                                                     $ 1,732
                                                                     =======

  Projected benefit obligation....................................   $ 1,998
  Plan assets at market value.....................................        --
                                                                     -------
  Funded status -- plan assets less projected benefit obligation..   $(1,998)
  Unrecognized net loss from past experience different from that
    assumed and changes in actuarial assumptions..................      (353)
                                                                     -------
    Accrued pension cost..........................................   $(2,351)
                                                                     =======

  Assumptions used in computation of 1996 are as follows:

                                                                      1996
                                                                     -------
  Expected long-term rate of return on assets.....................       6.5%
  Rate of increase in future compensation levels..................       N/A
  Weighted average discount.......................................       3.0%

  Benefits under the pension plan are generally based on years of service and the employee's career earnings. Employees become fully vested after five years.

  A summary of the components of net periodic pension cost for 1996 is as follows (thousands):

                                                                      1996
                                                                     -------
  Service cost....................................................   $   129
  Interest cost...................................................       129
  Net amortization and deferral...................................       (20)
                                                                     -------
    Net periodic pension cost.....................................   $   238
                                                                     =======

DSP has a savings and investment plan for all U.S. employees. Employee contributions to the savings plan can be made both on a pre-tax (salary deferral) and after-tax basis. DSP may make a matching contribution in an amount equal to 100% of the first 2% of employee salary deferral contributions and 50% of the next 4% of employee salary deferrals (subject to certain limitations as defined in the plan). DSP matched pre-tax salary deferrals totaling $332,000 in fiscal 1996.

Employees of Snowden Pencer, Inc., a subsidiary of DSP, also participate in a noncontributory profit sharing plan. The plan provides for discretionary contributions to be determined annually. In 1996, DSP recorded $100,000 charge for contributions to the plan.

NOTE P. FINANCIAL INFORMATION BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS

The General Division operates in the human healthcare industry and manufactures and markets its products in two major geographic areas, the United States and Europe. The General Division's principal manufacturing facilities are located in the United States, United Kingdom, Switzerland and Germany. The General Division purchases products from its British, Swiss and German subsidiaries for sale to customers in the United States. Transfer prices from the foreign subsidiaries are intended

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

to allow the United States parent to produce profit margins commensurate with its sales and marketing effort. Genzyme's Netherlands subsidiary is the primary European distributor of the General Division's therapeutic products.

Certain information by geographic area follows (dollars in thousands):

                                             UNITED
                                             STATES     NETHERLANDS   OTHER      ELIMINATION   COMBINATION
                                             ------     -----------   -----      -----------   -----------
1996
----
Net sales -
unaffiliated customers .................   $  354,323     $56,865    $74,933      $       -    $  486,121
Transfers between geographic areas .....      101,786      33,659     34,050       (169,495)            -
                                           ----------     -------    -------      ---------    ----------
                                              456,109      90,524    108,983       (169,495)      486,121

Pre-tax income (loss)...................      (30,124)        920     10,156         (8,259)      (27,307)
Net income (loss).......................       (9,346)        520      9,193        (30,869)      (30,502)
Assets .................................    1,167,545      33,500    110,890        (85,697)    1,226,238
Liabilities ............................      283,713      31,930     29,651                      345,294

1995
----
Net sales
unaffiliated customers .................   $  247,138     $70,532    $33,933      $       -    $  351,603
Transfers between geographic areas......       74,697           -     23,658        (98,355)            -
                                           ----------     -------    -------      ---------    ----------
                                              321,835      70,532     57,591        (98,355)      351,603

Pre-tax income (loss)...................       65,941         836      1,852         (3,300)       65,329
Net income (loss).......................       45,856         540        584         (3,300)       43,680
Assets .................................      873,252      27,703     80,287       (126,656)      854,586
Liabilities ............................      156,650      26,652     12,003              -       195,305


1994
----
Net sales
unaffiliated customers .................   $  224,331     $38,535    $25,465      $       -    $  288,331
Transfers between geographic areas .....       38,590           -     12,784        (51,374)            -
                                           ----------     -------    -------      ---------    ----------
                                              262,921      38,535     38,249        (51,374)      288,331

Pre-tax income (loss)...................       44,295         578      3,155         (1,493)       46,535
Net income (loss).......................       28,627         417      2,643         (1,493)       30,194
Assets .................................      608,760      16,384     69,130        (64,130)      630,144
Liabilities ............................      204,766      15,704     11,713              -       232,183



All revenue from research and development contracts is earned in the United States. Entities comprising Other include the General Division's operations in the United Kingdom, Belgium, France, Japan, Sweden, Switzerland, Italy and Germany. Export sales from the United States were $27.4 million, $20.5 million, and $23.9 million in 1996, 1995 and 1994, respectively. Export sales by the Netherlands subsidiary amounted to $56.9 million and $66.2 million in 1996 and 1995, respectively. The General Division's results of operations are highly dependent upon the sales of Ceredase(R)/Cerezyme(R) enzyme. In 1996, 1995 and 1994, the General Division marketed its Ceredase(R)/Cerezyme(R) enzyme product directly to physicians, hospitals and treatment centers, and sold products representing approximately 12%, 14% and 17%, respectively, of net revenue to an unaffiliated distributor. Otherwise, the credit risk associated with trade receivables is mitigated due to the large number of customers and their broad dispension over different industries and geographic areas.

NOTE Q.  QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended December 31, 1996, 1995 and 1994 are displayed in the following table.

                            GENZYME GENERAL DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               1ST       2ND       3RD        4TH
                               QTR       QTR       QTR        QTR
                               ---       ---       ---        ---
1996
----
Net sales .................  $111,783  $113,988  $141,022   $144,649
Gross profit ..............    64,171    67,260    73,867     82,004
Net income (loss) (2) .....    19,034    20,284    (5,908)   (63,912)
Income (loss) per share(1):
 Primary (1)...............      0.27      0.27     (0.09)     (0.91)
 Fully Diluted.............      0.25      0.27     (0.09)     (0.91)

1995
----
Net sales .................   $87,159   $92,358   $94,484   $104,562
Gross profit ..............    47,378    48,066    53,100     57,958
Net income (3) ............    11,998    12,967    16,092      2,623
Income per share (1):
    Primary ...............      0.22      0.23      0.26       0.04
    Fully diluted .........      0.20      0.22      0.24       0.04

1994
----
Net sales .................   $73,282   $75,378   $79,180   $ 82,887
Gross profit ..............    40,049    40,101    41,407     42,432
Net income (4) ............     9,877     9,622    10,065      2,490
Income per share (1):
    Primary ...............      0.19      0.19      0.18       0.04
    Fully diluted .........      0.18      0.18      0.17       0.04

------------------
(1) Cumulative quarterly income per share data does not equal the annual amounts due to changes in the average common and common equivalent shares outstanding.

(2) Includes charges in the third quarter of 1996 and fourth quarter of $24.2 million and $106.5 million for acquired incomplete technology (See Note B. Acquisitions).

(3) Includes charges in the fourth quarter of 1995 of $14.2 million for acquired incomplete technology. (See Note B Acquisitions).

(4) Includes charges in the fourth quarter of 1994 of $11.4 million (See Notes F and L) for the write down of investments and the settlement of a lawsuit and an $11.2 million charge for acquired incomplete technology.

NOTE R

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Off-balance-sheet financial instruments represent various degrees and types of risk to the General Division, including credit, interest rate and liquidity risk.

In the normal course of its business the General Division enters into interest rate swap contracts to hedge its interest rate risk related to its variable rate notes payable. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments under the contract are based.

Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties based on a common notional principal amount and maturity date. The primary risks associated with interest rate swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts.

At December 31, 1996, the Company has one swap agreement with a notional value of approximately $100,000,000. The agreement matures in 1999.

NOTE S  SUBSEQUENT EVENTS

In January 1997, Genzyme signed a merger agreement providing for the merger of PharmaGenics, Inc. ("PharmaGenics"), a company engaged in the research and development of pharmaceuticals for the treatment of cancer, into Genzyme in exchange for 4,000,000 shares of a new Genzyme security to be designated Genzyme Molecular Oncology Common Stock ("GMO Stock"). The GMO Stock is intended to reflect the value and track the performance of the Molecular Oncology Division, a new division proposed by Genzyme to develop and market novel products for the diagnosis and treatment of cancer. The 4,000,000 shares of GMO Stock to be issued in the merger represent 40% of the initial equity interest in the Molecular Oncology Division. The remaining 60% will be allocated to the General Division in the form of 6,000,000 GMO Designated Shares. The merger is subject to the approval of the stockholders of Genzyme and PharmaGenics.

In January 1997, the Tissue Repair Division leased to the General Division certain laboratory and office space in the building located at the Tissue Repair Division's Framingham, Massachusetts facility for a 3-year term commencing January 1, 1997. The General Division will lease approximately half of the facility at a cost of $839,808 per year. Beginning on July 1, 1997, the Tissue Repair Division has the option of requiring the General Division to assume responsibility for an additional 20% of the facility at a cost of $424,056 per year.

                            GENZYME GENERAL DIVISION

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


==========================================================================================================
                                      COLUMN A      COLUMN B      COLUMN C       COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------

                                                           ADDITIONS
                                                   -----------------------
                                     BALANCE AT    CHARGED TO     CHARGED                        BALANCE
                                     BEGINNING     COSTS AND      TO OTHER                       AT END
     DESCRIPTION                     OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS      OF PERIOD
----------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
Allowance for doubtful accounts ...  $7,833,800   $8,093,600   $2,534,000(2)   $2,361,000(1)   $16,100,400

Inventory Reserve .................  $3,082,200   $1,426,600         -         $1,261,600      $ 3,247,200

Year ended December 31, 1995:
Allowance for doubtful accounts ...  $5,992,300   $5,180,000         -         $3,338,500(1)   $ 7,833,800

Inventory Reserve .................  $1,131,000   $2,920,700         -         $  969,500      $ 3,082,200

Year ended December 31, 1994:
Allowance for doubtful accounts ...  $5,317,600   $4,330,800         -         $3,656,100(1)   $ 5,992,300

Inventory Reserve .................  $1,321,500   $  514,000         -         $  704,500      $ 1,131,000

----------
(1)      Uncollectible accounts written off, net of recoveries.
(2)      Reserve acquired in acquisition.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION

Although the financial statements of the General Division and Tissue Repair Division separately report the assets, liabilities and stockholders' equity of Genzyme attributable to each such group, such attribution of assets and liabilities (including contingent liabilities) and stockholders' equity among the General Division and Tissue Repair Division does not affect legal title to such assets or responsibility for such liabilities. Holders of General Division Stock and Tissue Repair Stock are holders of common stock of Genzyme and continue to be subject to all the risks associated with an investment in Genzyme and all of its businesses and liabilities. Financial impacts arising from one Division that affect the overall cost of Genzyme's capital could affect the results of operations and financial condition of the other Division. Accordingly, the Genzyme consolidated financial information should be read in connection with the financial information of the Tissue Repair Division.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


GENZYME TISSUE REPAIR DIVISION

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Genzyme Corporation:

We have audited the accompanying combined balance sheets of Genzyme Tissue Repair Division (as described in Note A) as of December 31, 1996 and 1995, the related combined statements of operations and cash flows, and the combined financial statement schedule for each of the three years in the period ended December 31, 1996. The combined financial statements and financial statement schedule are the responsibility of Genzyme Corporation's management. Our responsibility is to express an opinion on these combined financial statements and the financial statement schedule based on our audits.

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

In our opinion, the combined financial statements of Genzyme Tissue Repair Division present fairly, in all material respects, the financial position of Genzyme Tissue Repair Division as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the combined financial statement schedule taken as a whole presents fairly, in all material respects, the information required to be included therein.

As more fully described in Note A to these financial statements, Genzyme Tissue Repair Division is a business group of Genzyme Corporation; accordingly, the combined financial statements of Genzyme Tissue Repair Division should be read in conjunction with the audited consolidated financial statements of Genzyme Corporation and Subsidiaries.



                                             Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 27, 1997


GENZYME TISSUE REPAIR DIVISION
COMBINED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)               FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              1996         1995       1994
                                                              ----         ----       ----
Revenues:
    Net service sales ...................................   $  7,312    $  5,220    $    324

Operating costs and expenses:
    Cost of services sold ...............................     11,193       4,731         287
    Selling, general and administrative .................     27,111      12,927         964
    Research and development expense ....................     10,880      10,938       3,638
    Purchase of in-process research and development .....          -           -      11,215
                                                            --------    --------    --------
                                                              49,184      28,596      16,104
                                                            --------    --------    --------

Operating loss ..........................................    (41,872)    (23,376)    (15,780)

Other income and (expenses):
    Equity in net loss of joint venture .................     (1,727)          -           -
    Investment income ...................................      1,432       1,386          29
    Interest expense ....................................       (148)        (40)          -
                                                            --------    --------    --------
                                                                (443)      1,346          29
                                                            --------    --------    --------

Net loss attributable to Genzyme Tissue Repair Stock ....   $(42,315)   $(22,030)   $(15,751)
                                                            ========    ========    ========

Loss per Tissue Repair Division common share:

Net loss ................................................   $  (3.38)   $  (2.28)   $  (4.40)
                                                            ========    ========    ========

    Weighted average shares outstanding .................     12,525       9,659       3,578
                                                            ========    ========    ========



                   The accompanying notes are an integral part
                     of these combined financial statements.


GENZYME TISSUE REPAIR DIVISION
COMBINED BALANCE SHEETS


(AMOUNTS IN THOUSANDS)                                                      DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                          1996      1995
                                                                          ----      ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..........................................  $15,912   $40,741
   Short-term investments .............................................      318     6,832
   Accounts receivable less allowance of $408 in 1996 and $325 in 1995.    1,677     1,838
   Inventories ........................................................    1,823       761
   Prepaid expenses and other current assets ..........................      334       186
                                                                         -------   -------
Total current assets ..................................................   20,064    50,358

Property, plant and equipment, net ....................................   22,229     1,962

Noncurrent assets:
   Other ..............................................................      300       329
                                                                         -------   -------
                                                                         $42,593   $52,649
                                                                         =======   =======

LIABILITIES AND DIVISION EQUITY

Current Liabilities:
   Accounts payable ...................................................  $ 1,749     2,432
   Accrued expenses ...................................................    2,479     1,349
   Payable to Genzyme General
   Division ...........................................................    1,604     2,034
   Current portion of capital lease obligations........................                169
                                                                         -------   -------
     Total current liabilities ........................................    5,832     5,984

Noncurrent Liabilities:
   Long-term debt......................................................   18,000         -
   Other ..............................................................      677       739
                                                                         -------   -------
                                                                          18,677       739
Commitments and Contingencies (See Notes)

Division equity (Note C) ..............................................   18,084    45,926
                                                                         -------   -------
                                                                         $42,593   $52,649
                                                                         =======   =======


                  The accompanying notes are an integral part
                     of these combined financial statements

GENZYME TISSUE REPAIR DIVISION
COMBINED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)                                                FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                   1996        1995       1994
                                                                     --------    --------    --------
    Net loss .....................................................   $(42,315)   $(22,030)   $(15,751)
    Reconciliation of net income to net
     cash used by operating activities:
       Depreciation and amortization .............................        935         628          26
       Loss on disposal of property, plant and equipment ...........       59         160           -
       Non-cash compensation expense .............................        312         882           -
       Accrued interest/amortization on bonds ....................         85         (76)        (45)
       Provision for bad debts ...................................        238         210           -
       Equity in net loss of joint venture .......................      1,727           -           -
       Purchase of in-process research and development ...........          -           -      11,215
       Increase (decrease) in cash from working capital:
          Accounts receivable ....................................        (77)       (562)       (204)
          Inventories ............................................     (1,062)       (685)        309
          Prepaid expenses and other current assets ..............       (148)         98          18
          Accounts payable, accrued expenses and other
            current liabilities ..................................        444          33       1,666
          Payable to Genzyme General Division ....................       (430)      1,863         171
                                                                     --------    --------    --------
          Net cash used by operating activities ..................    (40,232)    (19,479)     (2,595)

INVESTING ACTIVITIES:
    Purchases of investments .....................................     (5,004)    (16,687)          -
    Sales and maturities of investments ..........................     11,447      17,991           -
    Purchase of property, plant and equipment ....................    (26,573)     (1,294)          -
    Sale of property, plant and equipment ........................      5,311           -           -
    Investment in joint venture ..................................     (1,911)          -           -
    Cash from acquisition of BioSurface Technology, Inc. .........          -           -       5,581
    Other noncurrent assets and liabilities ......................        151         (13)          -
                                                                     --------    --------    --------
          Net cash (used) provided by investing activities .......    (16,579)         (3)      5,581

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .......................      2,437      43,516          14
    Proceeds from issuance of debt ...............................     56,000           -           -
    Payments of debts ............................................    (38,000)          -           -
    Payments of capital lease obligations ........................       (169)       (286)          -
    Allocation from General Division..............................     11,714           -      13,993
                                                                     --------    --------    --------
          Net cash provided by financing activities ..............     31,982      43,230      14,007

Increase (decrease) in cash and cash equivalents .................    (24,829)     23,748      16,993

Cash and cash equivalents, beginning of period ...................     40,741      16,993           -
                                                                     --------    --------    --------
Cash and cash equivalents, end of period .........................   $ 15,912    $ 40,741    $ 16,993
                                                                     ========    ========    ========

Supplemental cash flow information:
    Cash paid during the year for:
      Interest ...................................................   $    334    $     40    $      -



                 The accompanying notes are an integral part of
                      these combined financial statements.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Genzyme Tissue Repair Division ("GTR"), a division of Genzyme Corporation (the "Company" or "Genzyme"), develops and commercializes products and services for the prevention or repair of tissue injury as a consequence of accidental or disease related trauma. GTR uses cell, enzyme, growth factor and matrix technologies to develop products that will augment or positively modify naturally-occurring biological processes involved in tissue repair.

BASIS OF PRESENTATION
The combined financial statements of the Tissue Repair Division include the balance sheets, results of operations and cash flows of the tissue repair operations of Genzyme during the periods presented. GTR's financial statements are prepared using the amounts which are also included in Genzyme's consolidated financial statements. Corporate allocations reflected in these financial statements are determined based upon methods which management believes to be reasonable.

PRINCIPLES OF COMBINATION
The accompanying combined financial statements reflect the combined accounts of all of Genzyme's tissue repair businesses. All material intradivisional items and transactions have been eliminated in combination. The equity method is used to account for investments in companies and joint ventures in which GTR has a substantial ownership interest (20% to 50%), or in which the Tissue Repair Division participates in policy decisions. Accordingly, GTR's share of the earnings or losses of such entities is included in computation of GTR's net income (loss). Investments of less than 20% are reported at fair value.

ACCOUNTING POLICIES AND FINANCIAL INFORMATION
The Company prepares the consolidated financial statements of Genzyme Corporation and Subsidiaries and separate combined financial statements for the General Division and the Tissue Repair Division (the "Divisions"). Although the financial statements of each division separately reports the assets, liabilities and stockholders' equity of Genzyme attributable to each such group, such attribution of assets and liabilities (including contingent liabilities) and stockholders' equity among the Divisions does not affect legal title to such assets or responsibility for such liabilities. Holders of Genzyme General Division Common Stock ("General Division Stock") and Genzyzme Tissue Repair Common Stock ("GTR Stock") are holders of common stock of Genzyme and continue to be subject to all the risks associated with an investment in Genzyme and all of its businesses and liabilities. Financial impacts arising from one division that affect the overall cost of Genzyme's capital could affect the results of operations and financial condition of the other division. Accordingly, the combined financial statements of the General Division and the Tissue Repair Division, should each be read in conjunction with the consolidated financial statements of Genzyme Corporation and Subsidiaries (the "Consolidated Financial Statements").

Accounting policies and financial information specific to the Tissue Repair Division are presented in these Tissue Repair Division combined financial statements. Accounting policies and financial information relevant to Genzyme, the General Division and the Tissue Repair Division are presented in the consolidated financial statements of Genzyme Corporation and Subsidiaries. The Company preparing the financial statements of the Divisions in accordance with generally accepted accounting principles, the accounting policies of Genzyme (see Note A, Summary of Significant Accounting Policies to the Consolidated Financial Statements which is incorporated herein by reference), and the divisional accounting policies approved by the Company's Board of Directors (the "Genzyme Board").

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


REVENUE RECOGNITION
GTR's two commercial tissue repair services are autologous epidermal skin grafts produced using the Epicel[SM] Service and the culturing of autologous cartilage cells using the CARTICEL[SM] Service. GTR recognizes service revenue at the time skin grafts or cartilage cells are shipped. Cancellation charges may be assessed upon the cancellation of an Epicel[SM] order. These charges are dependent upon order size and stage of skin graft growth and are recognized upon order cancellation and when collection is determined to be probable.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE B. - RELATED PARTY TRANSACTIONS
Genzyme allocates certain corporate general and administrative expenses, research and development expenses and income taxes in accordance with the policies described below. The divisional accounting policies require transactions between the Divisions be developed and accounted for as if the transactions were at arm's length between unrelated parties. The following policies may be further modified or rescinded by action of the Genzyme Board, or the Genzyme Board may adopt additional policies, without approval of the stockholders of Genzyme, subject only to the Genzyme Board's fiduciary duty to the Genzyme stockholders, although the Genzyme Board has no present intention to do so.

ACCESS TO TECHNOLOGY AND KNOW-HOW
GTR has free access to all technology and know-how of Genzyme that may prove useful in GTR's business, subject to any obligations or limitations applicable to Genzyme. The costs of developing this technology remain in the business unit responsible for its development.

FINANCIAL MATTERS
As a matter of policy, the Company manages the financial activities of the General Division and Tissue Repair Division on a centralized basis. These financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt and the issuance and repurchase of common stock. At December 31, 1996, the Company attributed $18 million of its long-term debt plus related interest costs to GTR based upon the specific purpose for which the debt was incurred and the cash flow requirements of GTR. The Company believes this method of allocation to be equitable and a reasonable estimate of such costs as if GTR operated on a stand-alone basis.

Loans may be made from time to time between divisions. Any such loan of $1 million or less will mature within 18 months and interest will accrue at the lowest borrowing rate available to Genzyme for a loan with similar terms and duration. Amounts borrowed in excess of $1 million will require approval of the Genzyme Board, which approval shall include a determination by the Genzyme Board that the material terms of such loan, including the interest rate and maturity date, are fair and reasonable to each participating division and to holders of the common stock representing such division. To date no such borrowings have occurred, however at December 31, 1996, GTR owed the General Division $1.6 million for services rendered in the normal course of business.

SHARED SERVICES AND OTHER INTERDIVISION TRANSACTIONS
The Tissue Repair Division operates as a division of Genzyme with its own personnel and financial resources, however, GTR has access to Genzyme's extensive research and development capabilities, manufacturing facilities, worldwide clinical development and regulatory affairs staffs, marketing, infrastructure and experience in raising capital. Operating activities transacted directly by the Tissue Repair Division are recorded by GTR, however, from time to time, the Tissue Repair Division may engage in transactions with the General Division or with the General Division and one or more third parties. Such transactions may include agreements by one division to provide products and services for use by the other division and joint ventures or other collaborative arrangements involving one or both divisions to develop new products and services jointly and with third parties. Research and development performed by one division for the benefit of the other division will be charged to the division for which work is performed on a cost basis. The division performing the research will not recognize revenue as a result of performing such research. Genzyme's corporate and general and administrative expenses, which are performed primarily by the General Division, or other indirect costs are allocated to each division on a cost basis based on utilization by the division of the services to which such costs relate. Other interdivisional transactions shall be on terms and conditions that would be obtainable in transactions negotiated at arm's length with unaffiliated third parties. Any interdivisional transaction to be performed on terms and conditions other than those previously set forth and that is material to one or more of the participating divisions will require the approval of the Genzyme Board, which approval shall include a determination by the Genzyme Board that the transaction is fair and reasonable to each participating division and to holders of the common stock representing each division.

If a division (the "Purchasing Division") requires any product or service from which the other division ( the "Selling Division") derives revenues from sales to third parties (a "Commercial Product or Service"), the Purchasing Division may solicit from the Selling Division a bid to provide such Commercial Product or Service in addition to any bids solicited by the Purchasing Division from third parties. Subject to determination by the Genzyme Board that the bid of the Selling Division is fair and reasonable to each division and to their respective stockholders and that the Purchasing

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Division is willing to accept the Selling Division's bid, the Purchasing Division may accept any bid deemed to offer the most favorable terms and conditions for providing the Commercial Product or Service sought by the Purchasing Division.

General and administrative, selling and marketing and research and development expenses have been allocated to GTR as if GTR operated on a stand-alone basis. Management believes that such allocation is a reasonable estimate of such expenses. General Division allocations to GTR for general and administrative and selling and marketing expenses (incurred mostly in connection with developing European markets) were $9.1 million in 1996, $4.4 million in 1995 and $0.8 million in 1994. General Division allocations to GTR for research and development expenses were $6.9 million in 1996, $4.7 million in 1995 and $3.3 million in 1994. Amounts payable by GTR to the General Division for operating activities were $1.6 million and $2.0 million at December 31, 1996 and 1995.

INCOME TAXES
GTR is included in the consolidated U.S. federal income tax return filed by Genzyme. Genzyme allocates current and deferred taxes to the Divisions using the asset and liability method of accounting for income taxes and as if the Divisions were separate taxpayers. Accordingly, the realizability of deferred tax assets is assessed at the division level. The sum of the amounts calculated for individual divisions of Genzyme may not equal the consolidated amount under this approach. The accounting policies provide that, as of the end of any fiscal quarter of Genzyme, any projected annual tax benefit attributable to any division that cannot be utilized by such division to offset or reduce its current or deferred income tax expense may be attributed to the other division without any compensating payment or allocation.

INTER-DIVISION ASSET TRANSFERS
The Genzyme Board may at any time and from time to time reallocate any program, product or other asset from one division to any other division. All such reallocations will be done at fair market value, determined by the Genzyme Board, taking into account, in the case of a program under development, the commercial potential of the program, the phase of clinical development of the program, the expenses associated with realizing any income from the program, the likehood and timing of any such realization and other matters that the Genzyme Board and its financial advisors deem relevant. The consideration for such reallocation may be paid by one division to another in cash or other consideration, in lieu of cash, with a value equal to the fair market value of the assets being reallocated or, in the case of a reallocation of assets from the General Division to the Tissue Repair Division, the Genzyme Board may elect to account for such reallocation of assets as an increase in GTR Designated Shares. Notwithstanding the foregoing, no key GTR Program, as defined in the management and accounting policies, may be transferred out of GTR without a class vote of the holders of GTR Stock.

NOTE C.   DIVISION EQUITY

The following analyzes the equity of GTR for the periods presented:

(AMOUNTS IN THOUSANDS)                                          DECEMBER 31,
-----------------------------------------------------------------------------------
                                                    1996         1995        1994
                                                    ----         ----        ----

Balance at beginning of period .................. $ 45,926    $ 23,313    $      -
Net loss ........................................  (42,315)    (22,030)    (15,751)
Shares issued in connection with acquisition of
 BioSurface Technology, Inc. ....................        -           -      25,313
Exercise of stock options .......................      540         241           -

Shares issued in connection with Employee Stock
 Purchase Plan ..................................    1,896         983          14
Shares issued in public offering ................        -      42,292           -
Allocation from General Division ................   11,714           -      13,993
Non-cash compensation expense ...................      312         882           -
Unrealized gain (loss) on investments ...........       11         245        (256)
                                                  --------    --------    --------
Balance at end of period ........................ $ 18,084    $ 45,926    $ 23,313
                                                  ========    ========    ========

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Immediately prior to the Effective Date, as defined in Note A to the Consolidated Financial Statements, approximately 31,582,000 shares of Genzyme common stock were reserved for issuance under the Company's 1990 Equity Incentive Plan, 1988 Director Stock Option Plan, 1990 Employee Stock Purchase Plan, outstanding warrants (the "Warrants"), and conversion of the 6 3/4% Convertible Subordinated Notes Due 2001 (the "Notes"). Pursuant to antidilution provisions in the agreements covering the options, Genzyme has adjusted each option outstanding on the Effective Date to provide for separation of the option into an option exercisable for General Division Stock and an option exercisable for the number of shares of GTR Stock that the holder would have received if the holder had exercised the option immediately prior to the Effective Date (with any resultant fractional shares of GTR Stock rounded down to the nearest whole number). Upon exercise of these options, all proceeds will be allocated to the General Division (See GTR Designated Shares). The Warrants provide that the holder of the Warrant is entitled to receive the number of shares of General Division Stock and GTR Stock upon exercise of the Warrant that the holder would have received if the holder had exercised the Warrant immediately prior to the Effective Date. Pursuant to the indenture under which the Notes were issued, the conversion privilege of the Notes was adjusted so that the holder of a Note converted after the Effective Date will receive, in addition to the shares of General Division Stock into which the Note is convertible, the same number of shares of GTR Stock as the holder would have received had the holder converted the Note immediately prior to the Effective Date.

At December 31, 1996, approximately 3,664,585 shares of GTR Stock were reserved for issuance under the 1990 Equity Incentive Plan as amended, the 1988 Director Stock Option Plan as amended, the 1990 Employee Stock Purchase Plan as amended, and upon the exercise of outstanding warrants.

PREFERRED STOCK
Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The Board of Directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.

DEFERRED COMPENSATION PLAN

The Company's Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") allows each member of the Genzyme Board who is not also an officer or employee of Genzyme to defer receipt of all or a portion of the cash compensation payable to him or her as a director of Genzyme. Compensation may be deferred until the termination of services as a director or, subject to certain restrictions, such other date as may be specified by the director. All of the current directors of Genzyme, other than Mr. Termeer, are eligible to participate in the plan and as of December 31, 1996, six of the directors have elected to participate in the plan. The Company has reserved 50,000 shares of GGD Stock and 100,000 shares of GTR Stock to cover distributions of shares credited to stock accounts under the Deferred Compensation Plan (subject in each case to adjustment for stock splits, stock dividends and certain transactions affecting Genzyme's capital stock). As of December 31, 1996, no shares of General Division Stock or GTR Stock credited to stock accounts under the Deferred Compensation Plan have been distributed to participants in the Deferred Compensation Plan.

STOCK OPTIONS

Pursuant to the Company's 1990 Equity Incentive Plan as amended (the "Plan"), options may be granted to purchase an aggregate of 3,300,000 shares of GTR Stock. The Plan allows the granting of stock options at not less than fair market value at date of grant, and stock appreciation rights, performance shares, restricted stock and stock units to employees and consultants of the Company, each with a maximum term of ten years. In addition, the Company has a 1988 Director Stock Option Plan, as amended, pursuant to which nonstatutory stock options up to a maximum of 70,000 shares TR Stock, are automatically granted at fair market value to members of the Board of Directors of the Company upon their election or reelection as Directors. For each year of a director's term of office, he or she receives an option to purchase 4,000 shares of General Division Stock and a number of GTR Stock options with a market value equal to one-quarter of the market value of the stock subject to the General Division Stock options. All options expire ten years after the initial grant date and vest over various periods.

At the Effective Date of the Genzyme Stock Proposal, Genzyme granted initial options to purchase a total of 939,851 shares of GTR Stock to employees of the Company who will devote a substantial portion of their efforts to GTR. These options, (i) had an exercise price of $4.75, the closing price of GTR Stock on the first date such shares were traded on the NASDAQ National Market System or the closing price of such shares on the six-month anniversary of such date, (ii) become exercisable 20% on the effective date of the grant and 20% on each of the next four anniversaries thereof and (iii) have a term of ten years. At the six month anniversary date the closing price of the GTR Stock was $6.25 and accordingly, compensation expense equal to 939,851 shares multiplied by the difference in the exercise price of $4.75 and $6.25, the six month anniversary price, will be recognized over the period of service of the holders. In 1996, GTR recorded $285,000 of related compensation expense and will record the remaining balance of $220,000 over the next 2 years.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Stock option activity is summarized below:

                                        SHARES      WEIGHTED AVERAGE
                                     UNDER OPTION    EXERCISE PRICE     EXERCISABLE
                                     ------------    --------------     -----------

GENZYME CORPORATION COMMON STOCK
  Outstanding at December 31,
    1993..........................     7,690,708        $15.35
    Granted ......................     3,238,728         14.93
    Exercised ....................      (132,756)         8.83
    Forfeited and cancelled ......      (423,526)        19.08
    Converted at Effective Date ..   (10,373,154)        15.15
                                     -----------
  Outstanding at December 31,
    1994..........................             -
                                     ===========

GTR STOCK
    Converted at Effective Date ..       464,824          5.01
    Granted ......................       940,976          4.75
                                     -----------
  Outstanding at December 31,
    1994..........................     1,405,800          4.84            207,583
    Granted ......................     1,153,053         12.86
    Exercised ....................       (63,608)         5.15
    Forfeited and cancelled ......       (76,202)         4.69
                                     -----------
  Outstanding at December 31,
    1995..........................     2,419,043          8.66            713,584
    Granted ......................       830,916         12.88
    Exercised ....................      (102,921)         5.23
    Forfeited and cancelled ......      (159,702)         9.50
                                     -----------
  Outstanding at December 31,
    1996..........................     2,987,336        $ 9.92          1,031,373
                                     ===========

The total exercise proceeds for all options outstanding at December 31, 1996 is approximately $29,646,000. Information regarding the range of option prices as of December 31, 1996 is as follows:


                                                                                       EXERCISABLE
                                                                              -----------------------------
         RANGE OF                NUMBER         WEIGHTED        WEIGHTED         NUMBER         WEIGHTED
      EXERCISE PRICES         OUTSTANDING       AVERAGE         AVERAGE        OF OPTIONS       AVERAGE
                                               REMAINING        EXERCISE                     EXERCISE PRICE
                                              CONTRACTUAL        PRICE
                                                  LIFE
-----------------------------------------------------------------------------------------------------------
        1.32 -   4.25             157,420         4.48            3.14          122,017           2.83
        4.34 -   4.75             766,711         7.95            4.75          461,056           4.75
        4.78 -   5.49             153,148         6.70            5.19           59,292           5.29
        5.50 -   6.00             331,471         8.25            5.97          130,277           5.97
        6.00 -  11.88             250,390         7.71            8.99          101,236           7.96
       12.25 -  12.25             466,284         9.30           12.25           87,799          12.25
       12.38 -  17.31             248,694         8.75           15.10           55,398          15.64
       17.50 -  17.50             537,207         8.96           17.50            8,576          17.50
       17.62 -  25.50              68,136         9.09           20.77            5,722          17.71
       25.75 -  25.75               7,875         7.66           25.75                0           0.00
-----------------------------------------------------------------------------------------------------------
        1.32 -  25.75           2,987,336         8.20            9.92        1,031,373           6.42


EMPLOYEE STOCK PURCHASE PLAN.
The Company's 1990 Employee Stock Purchase Plan allows employees to purchase the Company's stock at 85% of fair market value. Under this plan 600,000 shares of GTR Stock are authorized, of which 325,300, and 269,920 and 3,906 shares of GTR Stock were issued in 1996, 1995 and 1994, respectively.

STOCK COMPENSATION PLANS

The Company applies APB Opinion 25 and related Interpretations in accounting for its three stock-based compensation plans, the 1990 Equity Incentive Plan (a stock option plan), the 1990 Employee Stock Purchase Plan (a stock purchase plan) and the 1988 Directors' Stock Option Plan (a stock purchase plan) and accordingly no compensation expense was recognized for options granted on the effective date of the Genzyme stock proposal.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Compensation expense has not been recognized for subsequent grants and shares purchased under the provisions of these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-based Compensation", the Tissue Repair Division's net loss and loss earnings per share would have been as follows:

                                                            DECEMBER 31,
                                                       ----------------------
(Amounts in thousands, except per share data)           1996          1995
-----------------------------------------------------------------------------
TISSUE REPAIR DIVISION
  Net loss:
     As reported...................................... $(42,315)    $(22,030)
     Pro forma........................................ $(45,735)    $(23,168)

  Primary and fully diluted loss per share:
     As reported...................................... $  (3.38)    $ (2.28)
     Pro forma........................................ $  (3.65)    $ (2.40)


The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to 1995 and additional awards are anticipated in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Tissue Repair Division has assumed a risk-free interest rate equal to approximately 6.37% and 6.33%, expected volatility of 80%, zero dividend yields and expected lives of four years for 1996 and 1995, respectively. The average fair value of the options granted during 1996 and 1995 is estimated as $9.23 and $10.06, respectively on the date of grant.

STOCK RIGHTS.
In 1989, the Company's Board of Directors issued a dividend of one preferred stock purchase right (a "Common Stock Right") on each share of Common Stock. At the Effective Date, the Rights Agreement under which the rights were issued was amended and restated to reflect the change in the capital structure of the Company and the Board declared a distribution to holders of GTR Stock of a right (a "GTR Stock Right") on each outstanding share of GTR Stock. The Restated Rights Agreement provides that each General Division Stock Right, which replaced the Common Stock Right, and each GTR Stock Right, when it becomes exercisable, will entitle the holder to purchase from the Company (i) in the case of a General Division Stock Right, one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $52, subject to adjustment, and (ii) in the case of a GTR Stock Right, one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $25, subject to adjustment. The rights expire on March 28, 1999.

STOCK WARRANTS.
The Company has issued warrants which, when exercised, grant the holders two shares of General Division Stock and .135 shares of GTR Stock for each warrant exercised. These warrants were granted in exchange for the receipt of options to purchase the partnership interests of Genzyme Development Partners, L.P. (the "Surgical Aids Partnership") the callable common stock of Neozyme II Corporation ("Neozyme II"), and in connection with Genzyme's purchase of the publicly-held shares of IG Laboratories, Inc.("IG") in exchange for IG warrants. All proceeds from the exercise of these warrants will be allocated to the General Division (see "GTR Designated Shares").

The outstanding warrants as of December 31, 1996 were issued under the following terms:

                                                    EXERCISE
ISSUE                                  NUMBER OF      PRICE
DATE      ISSUED TO                    WARRANTS    PER SHARE      EXERCISE PERIOD
----      ---------                    --------    ---------      ---------------

1992     Investors in Neozyme II:
           Callable Warrants             29,314      $44.202      December 6, 1996
                                                                  December 31, 1998

1995     Dr. Richard Warren               6,005      $42.67       Through September 30, 2000

The warrants granted in exchange for the receipt of options to purchase the partnership units of GDP expired on October 31, 1996.

On October 28, 1996, the Company completed a tender offer for the outstanding Units of Neozyme II and acquired 2,385,686 of the 2,415,000 Units outstanding. On December 6, 1996,

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Neozyme II was merged with and into a subsidiary of Genzyme, and the remaining 29,314 Callable Warrants included in the untendered Units separated from the shares of Callable Common Stock converted in the merger and became exercisable.

Warrant activity is summarized below:

                                                      WARRANTS       WARRANT PRICE
                                                      --------       -------------
     Outstanding at December 31, 1993..............   8,156,004    $16.01 - $38.25
         Exercised.................................  (2,197,774)    16.01 -  22.91
         Expired...................................     (23,849)    16.01 -  22.91
                                                     ----------
     Outstanding at December 31, 1994..............   5,934,381     16.01 -  38.25
         Granted...................................       6,005              42.67
         Exercised.................................    (343,145)    16.01 -  38.25
                                                     ----------
     Outstanding at December 31, 1995..............   5,597,241     16.01 -  42.67
                                                     ----------
         Exercised.................................  (3,170,551)             42.67
         Tendered..................................  (2,385,686)               N/A
         Expired...................................      (5,685)    16.01 -  38.25
                                                     ----------
     Outstanding at December 31, 1996..............      35,319    $42.67 - $44.20
                                                     ==========

GTR DESIGNATED SHARES.
Pursuant to Genzyme's Articles of Organization, as amended, GTR Designated Shares are authorized shares of GTR Stock which are not issued and outstanding, but which the Genzyme Board may from time to time issue, sell or otherwise distribute without allocating the proceeds or other benefits of such issuance, sale or distribution to GTR. GTR Designated Shares are created in certain circumstances when cash or other assets are transferred from the General Division to the Tissue Repair Division. The number of GTR Designated Shares will be decreased by the number of shares of GTR Stock issued by Genzyme, the proceeds of which are allocated to the General Division; the number of shares of GTR Stock issued as a dividend to holders of General Division stock; and the number of shares of GTR Stock issued upon the conversion of convertible securities, including the Notes, attributed to the General Division. In addition, the number of GTR Designated Shares can be increased as a result of certain inter-division transactions.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


At the Effective Date, December 14, 1994, 5,000,000 TR Designated Shares were established. As a result of the distribution of approximately 3,300,000 shares of TR Stock to holders of General Division Stock, the number of TR Designated Shares were reduced by a corresponding amount. The remaining 1,700,000 TR Designated Shares were reserved for issuance upon the exercise of Genzyme stock options and warrants and the conversion of Genzyme's convertible notes which were outstanding on the Effective Date.

Genzyme's former obligation to allocate up to $30 million in cash from the General Division to GTR in the period through June 1998 (the "Funding Commitment") was eliminated by the consummation of GTR's public offering on September 22, 1995, which provided GTR with $42.3 million in net proceeds from the offering after underwriting discounts.

Genzyme retains an option to allocate to GTR, at $10 per GTR Designated Share, up to $30 million from the General Division (the "Purchase Option") in exchange for a maximum of 3,000,000 of TR Designated Shares to be issued in connection with the exercise of the Purchase Option. In June 1996, pursuant to the terms of the Purchase Option, the Genzyme Board approved the allocation of $10 million in cash from the General Division to the Tissue Repair Division in exchange for 1,000,000 GTR Designated Shares which were reserved for issuance at the sole discretion of the Genzyme Board for the benefit of the General Division stockholders.

If, as of May 31 of each year starting May 31, 1997, the number of TR Designated Shares on such date (not including those reserved for issuance with respect to General Division convertible securities as a result of anti-dilution adjustments required by the terms of such instruments by the Genzyme Board) exceeds ten percent (10%) of the number of shares of GTR Stock then issued and outstanding, then substantially all TR Designated Shares will be distributed to holders of record of General Division Stock, subject to reservation of a number of such shares equal to the sum of (a) the number of TR Designated Shares reserved for issuance upon the exercise or conversion of General Division convertible securities and (b) the number of TR Designated Shares reserved by the Genzyme Board as of such date for sale not later than six months after such date, the proceeds of which sale will be allocated to the General Division.

In October 1996, the Genzyme Board approved the allocation of up to $20 million in cash from the General Division to the Tissue Repair Division (the "GTR Equity Line") to provide initial funding for the joint venture with Diacrin, Inc. ("Diacrin") (See Note D), in exchange for an increase in the number of GTR Designated Shares at a rate determined by dividing the amount of cash so allocated by the average of the daily closing prices of one share of GTR Stock for the 20 consecutive trading days commencing on the 30th trading day prior to the date of allocation. As of December 31, 1996, the Company had allocated $1.9 million from the General Division to the Tissue Repair Division under the GTR Equity Line and 231,645 GTR Designated Shares were reserved for issuance at the Genzyme Board's discretion.

GTR Designated Shares activity is summarized below:
                                                             GTR DESIGNATED
                                                                 SHARES
                                                               ----------
    Established at Effective Date...........................    5,000,000
    Stock dividend to holders of Genzyme Common Stock.......   (3,356,713)
    Stock options exercised.................................         (168)
    Stock warrants exercised................................     (233,412)
                                                               ----------
        Balance at December 31, 1994........................    1,409,707
    Stock options exercised.................................      (72,942)
    Stock warrants exercised................................      (46,244)
    ESPP shares issued......................................       (3,613)
                                                                ---------
        Balance at December 31, 1995........................    1,286,908
                                                                ---------
    Stock options exercised.................................      (42,728)
    Stock warrants exercised................................     (426,984)
    Convertible notes conversion............................     (255,249)
    Increase from equity line...............................      231,645
    Exercise of purchase option.............................    1,000,000
                                                                ---------
        Balance at December 31, 1996........................    1,793,592
                                                                =========

DIVIDEND POLICY
The Company has never paid any cash dividends on shares of its capital stock. Genzyme currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on GTR Common Stock in the foreseeable future.

NOTE D.   INVESTMENTS AND OTHER NONCURRENT ASSETS

Investments in marketable securities at December 31 consisted of the following:

                                            1996                    1995
                                     --------------------------------------------
                                                MARKET                    MARKET
     (DOLLARS IN THOUSANDS)          COST        VALUE       COST         VALUE
--------------------------------------------------------------------------------
     Short Term:
         Certificates of deposit...  $318       $318        $    -        $    -
         Federal agency notes .....     -          -         1,035         1,036
         Corporate notes ..........     -          -         2,776         2,776
         U.S. Treasury notes ......     -          -         3,031         3,020
                                     ----       ----        ------        ------
                                     $318       $318        $6,842        $6,832
                                     ====       ====        ======        ======


Cash and cash equivalents, consisting principally of money market funds and municipal notes are valued at cost plus accrued interest.

Gross unrealized losses in GTR's investment portfolio at December 31, 1995 were $10,000. GTR held no investments in marketable securities as of December 31, 1996.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


As of December 31, 1996, the Tissue Repair Division retained a $318,000 certificate of deposit related to certain leased equipment which was subsequently converted into cash in March 1997.

DIACRIN/GENZYME LLC
On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between the Tissue Repair Division and Diacrin to develop and commercialize products and processes for use in the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells. Under the terms of the joint venture agreement, the Tissue Repair Division will provide 80% of the first $50 million in funding for products to be developed by the joint venture. After that, all costs will be shared equally between GTR and Diacrin. Profits from the joint venture will be shared equally by the two parties. In order to provide initial funding for the joint venture with Diacrin, the Genzyme Board has approved the monthly allocations in an amount corresponding to the funding commitment of GTR under the joint venture of up to an aggregate total of $20 million in cash from the General Division to the Tissue Repair Division pursuant to the terms of the GTR Equity Line (See Note C. Division Equity, GTR Designated Shares). As of December 31, 1996, $1.9 million of General Division cash had been allocated to the Tissue Repair Division under the GTR Equity Line and 231,645 GTR Designated Shares have been reserved for issuance at the sole discretion of the Genzyme Board. As of December 31, 1996, GTR provided $1.9 million of funding to the joint venture and realized a net loss of $1.7 million from the joint venture.


NOTE E.   ACQUISITION OF BIOSURFACE TECHNOLOGY, INC.
On December 15, 1994, Genzyme acquired BioSurface Technology, Inc. ("BST") by issuing .575 of one share of TR Stock for each share of BST common stock. In the aggregate, 5,000,000 shares of GTR Stock, valued at $25.3 million, were issued representing 50% of the initial equity interest in GTR. The acquisition was accounted for as a purchase. Accordingly, the associated net assets and operations of BST have been included in GTR's financial statements since the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $11.2 million, was charged to in-process research and development.


NOTE F.   INVENTORIES

Inventories at December 31 consist of the following:

     (DOLLARS IN THOUSANDS)                    1996     1995
     --------------------------------------------------------
     Raw materials.........................   $  136    $107
     Work-in-process.......................    1,687     654
                                              ------    ----
                                              $1,823    $761
                                              ======    ====


NOTE G.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31 includes the following

     (DOLLARS IN THOUSANDS)                       1996     1995
     ------------------------------------------------------------
     Plant and equipment ....................   $ 1,404   $1,180
     Land and buildings .....................     2,324        -
     Leasehold improvements .................     2,387      282
     Furniture and fixtures .................     1,718      978
     Construction in progress ...............    15,988      179
                                                -------   ------
                                                 23,821    2,619
       Less accumulated depreciation ........    (1,592)    (657)
                                                -------   ------
      Property, plant and equipment, net ....   $22,229   $1,962
                                                =======   ======


Depreciation expense was $935,000 in 1996, $628,000 in 1995, and $26,000 in
1994.

The net book value of laboratory, computer and office equipment under capital leases at December 31, 1996, 1995 and 1994 totaled $0, $146,000 and $470,000, respectively.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


In January 1996, GTR acquired certain real estate in Framingham, Massachusetts for $6.8 million in cash, of which $5.7 million was allocated to buildings and $1.1 million was allocated to land based on appraised values. In August 1996, GTR effected an interdivisional transfer of certain land and a building to the General Division for $5.2 million, which represented the approximate fair market value of the property at the date of the sale.


NOTE H. - ACCRUED EXPENSES

Accrued expenses at December 31 include the following:

     (DOLLARS IN THOUSANDS)         1996       1995
     -----------------------------------------------
     Professional fees .......     $  743     $  207
     Compensation ............      1,375        926
     Royalties ...............        113         96
     Interest ................          3          -
     Other ...................        245        120
                                   ------     ------
                                   $2,479     $1,349
                                   ======     ======


NOTE I. - LONG-TERM DEBT AND LEASES

Long-term debt at December 31 is comprised of the following:

     (DOLLARS IN THOUSANDS)                                        1996       1995
     ------------------------------------------------------------------------------
     Revolving Credit Facility .............................     $ 18,000      $ -

Although the Company retains responsibility for the re-payment of all long-term debt obligations, such debt is allocated to either the General Division or Tissue Repair Division for reporting purposes based on the intended use of the funds borrowed under each instrument.

CREDIT FACILITIES
In November 1996, Genzyme refinanced its existing $215.0 million line of credit (the "Credit Line") with a revolving credit facility (the "Revolving Facility") made available through a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under each facility could be allocated to either the General Division or Tissue Repair Division. In December 1996, GTR borrowed $18.0 million to finance operations.

REVOLVING FACILITY
The Company may request loans up to a maximum aggregate principal amount outstanding at any time of $225.0 million under the terms of the Revolving Facility. Loans bear interest at LIBOR plus an applicable margin pursuant to the terms and conditions defined in the credit agreement. The notes have certain covenants which require the Company to, among other things, maintain certain levels of earnings and liquidity ratios. The Stock of Genzyme Securities Corporation, a Massachusetts Securities Corporation, is pledged as collateral for this facility.

CREDIT LINE
Until November 1996, Genzyme maintained a $225.0 million Credit Line with Fleet National Bank with interest payable at LIBOR plus 5/8% until November 1996. Prior to the November re-financing of the Credit Line, GTR borrowed a total of $38 million to finance operations and planned manufacturing capacity expansion, all of which was repaid with accrued interest of $302,527 by December 31, 1996.

                         GENZYME TISSUE REPAIR DIVISION
                     NOTES TO COMBINED FINANCIAL STATEMENTS


OPERATING LEASES
GTR rents facilities and equipment under noncancellable operating leases expiring through 2001. Rent expense under all operating leases was $2.1 million in 1996 and $1.4 million in 1995.

Future minimum payments due under the Tissue Repair Division's long-term debt and non-cancellable operating leases are as follows:

                                                        LONG-TERM  OPERATING
         (DOLLARS IN THOUSANDS)                            DEBT     LEASES
         -------------------------------------------------------------------
         1997........................................     $    -     $1,749
         1998........................................          -      1,637
         1999........................................      21,240     1,612
         2000........................................           -     1,610
         2001........................................           -       222
         Thereafter..................................           -         -
                                                          -------     ------
           Total minimum payments....................      21,240     $6,830
           Less: Interest............................      (3,240)         -
                                                          -------     ------
                                                          $18,000     $6,830
                                                          =======     ======


NOTE J. - COMMITMENTS AND CONTINGENCIES

From time to time the Tissue Repair Division has been subject to legal proceedings and claims arising in connection with its business. At December 31, 1996, there were no asserted claims against the Tissue Repair Division which, in the opinion of management, if adversely decided would have a material adverse effect on the Tissue Repair Division's financial position and results of operations.

NOTE K. - INCOME TAXES

The following summarizes GTR's provision for (benefit from) income taxes (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                  --------------------------
(Dollars in thousands)                                            1996       1995       1994
--------------------------------------------------------------------------------------------
     Federal income taxes:
          Current..............................................  $   -      $   -      $(132)
          Deferred.............................................      -          -        132
     State income taxes:
          Current..............................................      -          -          -
          Deferred.............................................      -          -          -
                                                                 -----       ----      -----
     Total income tax expense (benefit)........................  $   -      $   -      $   -
                                                                 =====      =====      =====


The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  1996       1995       1994
--------------------------------------------------------------------------------------------
     U.S. Federal income tax statutory rate....................  (35.0)%    (35.0)%    (35.0)%
     State income taxes, net of federal benefit................   (5.2)      (5.2)      (6.0)
     Deductions subject to deferred tax valuation allowance....   40.2       40.2       41.0
                                                                 -----      -----      -----
     Effective tax rate........................................      -          - %        - %
                                                                 =====      =====      =====


At December 31, 1996 and 1995, the components of deferred tax assets and liabilities were as follows (in thousands):

                         GENZYME TISSUE REPAIR DIVISION

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                                                1996       1995
                                                                ----       ----
       Deferred assets
         Net operating loss carryforward.....................  $24,802    $11,511
         Intangible amortization.............................   11,282      8,415
         Reserves and other..................................    1,983        354
                                                               -------    -------
            Total deferred tax assets........................   38,067     20,280
         Valuation allowance.................................  (38,067)   (20,280)
                                                               -------    -------
            Net deferred tax assets..........................  $     -    $     -
                                                               =======    =======

Due to uncertainty surrounding the realization of certain favorable tax attributes primarily relating to capital losses and the purchase of in-process research and development, the Company placed a valuation allowance of $38.1 million and $20.3 million for December 31, 1996 and December 31, 1995, respectively, against otherwise recognizable deferred tax assets.

The deferred tax assets of GTR cannot be utilized by the Division to offset or reduce current or deferred income tax expense. Accordingly, the deferred tax assets have been allocated to the General Division in accordance with the management and accounting policies.

NOTE L. - BENEFIT PLANS

Genzyme has a domestic employee savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees of GTR. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which are matched by GTR. GTR made $165,000, $36,000 and $0 in contributions to the plan in 1996, 1995 and 1994, respectively.


NOTE M. - QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended December 31, 1996, 1995 and 1994 are displayed in the following table.

                                          1ST           2ND         3RD          4TH
                                          QTR           QTR         QTR          QTR
                                          ---           ---         ---          ---
1996
----
Net sales............................ $ 1,714       $  1,647      $ 1,861     $  2,090
Gross profit.........................    (712)        (1,809)        (655)        (705)
Net loss.............................  (8,742)       (10,500)      (9,932)     (13,141)
Loss per share....................... $  (.71)      $   (.83)     $  (.78)    $  (1.02)

1995
----
Net sales............................ $ 1,030       $  1,247      $ 1,435     $  1,508
Gross profit.........................     305            367           85         (268)
Net loss.............................  (3,942)        (5,027)      (5,382)      (7,679)
Loss per share....................... $ (0.45)      $  (0.57)     $ (0.59)    $  (0.64)


                         GENZYME TISSUE REPAIR DIVISION

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                          1ST           2ND         3RD          4TH
                                          QTR           QTR         QTR          QTR
                                          ---           ---         ---          ---
1994
----
Net sales............................ $     -       $     -      $    -     $    324
Gross profit.........................       -             -           -           37
Net loss (1).........................    (815)       (1,129)     (1,059)     (12,747)
Loss per share (1):.................. $ (0.25)      $ (0.34)     $(0.32)    $  (3.56)


------------------

(1) Includes charges related to the purchase of in-process research and development in the fourth quarter of $11.2 million related to the acquisition of BioSurface Technology, Inc.(See Note E).


NOTE N. - SUBSEQUENT EVENTS
In January 1997, the Tissue Repair Division leased to the General Division certain laboratory and office space in the building located at the Tissue Repair Division's Framingham, Massachusetts facility for a 3-year term commencing January 1, 1997. The General Division will lease approximately half of the facility at a cost of $839,808 per year. Beginning on July 1, 1997, the Tissue Repair Division has the option of requiring the General Division to assume responsibility for an additional 20% of the facility at a cost of $424,056 per year.

In February 1997, the Tissue Repair Division completed a $13 million private placement of a 5% convertible note to Credit Suisse First Boston due February 27, 2000. The note is convertible beginning May 29, 1997 into shares of GTR stock at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the note was issued and will increase to 11% at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price, as defined, preceding the conversion date or the date 15 months after the date of issue.


                                     GENZYME TISSUE REPAIR DIVISION

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


=========================================================================================================
                                    COLUMN A        COLUMN B       COLUMN C        COLUMN D      COLUMN E
---------------------------------------------------------------------------------------------------------
                                                           ADDITIONS
                                                  -------------------------
                                  BALANCE AT      CHARGED TO        CHARGED                       BALANCE
                                   BEGINNING       COSTS AND       TO OTHER                        AT END
     DESCRIPTION                   OF PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS     OF PERIOD
---------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
Allowance for doubtful accounts     $325,000        $238,000              -      $155,000(1)     $408,000

Year ended December 31, 1995:
Allowance for doubtful accounts     $176,800        $210,000              -      $ 61,600(1)     $325,200

Year ended December 31, 1994:
Allowance for doubtful accounts     $      -        $      -       $176,800(2)   $      -        $176,800


----------
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Reserve acquired in acquisition.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the period from January 1, 1995 to the filing date of this Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit Genzyme's financial statements has resigned, indicated it has declined to stand for re-election after completion of the current audit or was dismissed.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders: "Election of Directors - Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated herein by reference from (1) the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders, and (2) from the discussion herein under Item 1 "Business-Related Entities."

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

(B)     REPORTS ON FORM 8-K

        A report on Form 8-K was filed with the Commission during the fourth quarter of 1996 to report the following items as of the date indicated:

        Genzyme filed a report on Form 8-K dated November 5, 1996 reporting under Item 2 of Form 8-K the completion of a tender offer for the outstanding units of Neozyme II for $45 per unit in cash in which 98.8% of the units were tendered and accepted for payment. The report also incorporated by reference under Item 5 unaudited pro forma financial statements and the related notes thereto filed as Exhibit 99.1 to such report on Form 8-K for both Genzyme and Genzyme General giving effect to the acquisition by Genzyme of Genetrix on May 1, 1996 (the "Genetrix Acquisition"), the acquisition of DSP on July 1, 1996 (the "DSP Acquisition"), and the acquisition of Neozyme II (the "Neozyme II Acquisition") (collectively, the "Acquisitions"), including:

        (1) Pro forma condensed statements of operations for both Genzyme and Genzyme General assuming that the Acquisitions occurred as of January 1, 1995, using the purchase accounting method,

        (2) Pro forma balance sheets for both Genzyme and Genzyme General assuming that the DSP Acquisition and Neozyme II Acquisition each occurred as of June 30, 1996, which also reflected the effect of the Genetrix Acquisition which was completed on May 1, 1996,

        (3) Historical balance sheets for DSP as of December 31, 1994 and 1995 and June 30, 1996 (unaudited), and

        (4) Historical statements of operations for DSP have been presented for the years ended September 30, 1994 and 1995 and for the nine-months ended June 30, 1995 and 1996 (unaudited)

        In addition, historical financial statements and notes thereto of DSP and Neozyme II were filed therewith as Exhibits 99.2 and 99.3, respectively, to such report on Form 8-K and incorporated by reference into Item 5.

(C)     EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

*3.1 Restated Articles of Organization of Genzyme. Filed as Exhibit 3.1 to Genzyme's Form 10-Q for the quarter ended June 30, 1996.

*3.2 By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated December 31, 1991.

*4.1 Amended and Restated Rights Agreement, dated as of October 13, 1994 between Genzyme and American Stock Transfer and Trust Company. Filed as
        Exhibit 4 to Genzyme's Form 8-K dated December 29, 1994.

*4.2 Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form 10-Q for the quarter ended March 31, 1992.

*4.3 Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc., dated October 11, 1990, Commission File No. 0-18439.

*10.1 Leases by Whatman Reeve Angel Limited to Whatman Biochemicals Limited dated May 1, 1981. Filed as Exhibit 10.12 to Genzyme's Registration Statement on Form S-1, File No. 33-4904.

*10.2 Lease dated as of September 15, 1989 for 95-111 Binney Street, Cambridge, Massachusetts between Genzyme and the Trustees of the Cambridge East Trust. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1992, and incorporated herein by reference. First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1993.

*10.3 Lease dated December 20, 1988 for Building 1400, One Kendall Square, Cambridge, Massachusetts between Genzyme and the Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31, 1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for 1988, and incorporated herein by reference. Addendum dated September 20, 1991 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form 10-Q dated September 30, 1991, and incorporated herein by reference. Addenda dated August 2, 1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form 10-K for 1993.

*10.4 Lease dated December 20, 1988 for Building 700, One Kendall Square, Cambridge, Massachusetts between Genzyme and Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as Exhibit 10.19 to Genzyme's Form 10-K for 1988.

*10.5 Lease dated September 30, 1985 for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Amendment No. 1, dated




                                      '97

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

        October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.

*10.6 Lease dated April 30, 1990 for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1, File No. 33-55874.

*10.7 Sublease Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham, Massachusetts between Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to Genzyme's Form 10-K for 1993.

*10.8 Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham, Massachusetts between Genzyme and Mark L. Fins, David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1993.

*10.9 Lease dated June 1, 1992 for land at Allston Landing, Allston, Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.

*10.10 Underlease for Block 13 building at Kings Hill Business Park West Malling Kent among Rouse and Associates Block 13 Limited, Genzyme (UK) Limited and Genzyme Corporation. Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on March 2, 1992.

*10.11 Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.12 Cross License Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.13 Development Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(cc) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.14 Amendment No. 1 dated January 4, 1994 to Development Agreement dated as of September 13, 1989 between Genzyme and Genzyme Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993.

*10.15 Notice dated January 4, 1994 from Genzyme to Genzyme Development Partners, L.P. Filed as Exhibit 10.15 to Genzyme's Form 10-K for 1993.

*10.16 Notice dated January 13, 1995 from Genzyme to Genzyme Development Partners, L.P. Filed as Exhibit 10.16 to Genzyme's Form 10-K for 1994.

*10.17 Notice dated February 22, 1996 from Genzyme to Genzyme Development Partners, L.P. Filed as Exhibit 10.17 to Genzyme's Form 10-K for 1995.

*10.18 Partnership Purchase Option Agreement dated as of September 13, 1989 between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P. each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit 10(dd) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.19 Partnership Purchase Agreement, undated and unexecuted, between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

*10.20 Joint Venture Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(ff) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.

*10.21 Technology License and Supply Agreement dated as of September 8, 1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1990.**

*10.22 1988 Director Stock Option Plan. Filed as Annex VIII to Genzyme's Registration Statement on Form S-4, File No. 33-83346.

*10.23 1990 Equity Incentive Plan. Filed as Annex VII to Genzyme's Registration Statement on Form S-4, File No. 33-83346.

*10.24 1990 Employee Stock Purchase Plan. Filed as Annex IX to Genzyme's Registration Statement on Form S-4, File No. 33-83346.

*10.25 Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.

*10.26 Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.33 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.32 to Genzyme's Form 10-K for 1993.

*10.27 Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.33 to Genzyme's Form 10-K for 1993.

*10.28 Consulting Agreement dated March 1, 1993 between Genzyme and Henry E. Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for 1992, and incorporated herein by reference. Consulting Agreement dated February 3, 1994 between Genzyme and Henry E. Blair. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 1993.

*10.29 Technology Transfer Agreement between Genzyme and Genzyme Transgenics Corporation ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

*10.30 Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.31 Services Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.32 Series A Convertible Preferred Stock Purchase Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.33 Convertible Debt and Development Funding Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed as Exhibit 10.39 to Genzyme's Form 10-K for 1995.

*10.34 Common Stock Purchase Agreement between Argus Pharmaceuticals, Inc. and Genzyme Corporation dated as of September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993.* *

*10.35 Agreement and Plan of Reorganization dated as of July 25, 1994, as amended, among Genzyme Corporation, Phoenix Acquisition Corporation and BioSurface Technology, Inc. Filed as Annex X to Genzyme's Registration Statement on Form S-4, File No. 33-83346.

*10.36 Agreement and Plan of Merger dated as of January 11, 1996 among Genzyme, Genetrix, Inc and the Principal Stockholders of Genetrix. Filed as
        Exhibit 2 to Genzyme's Registration Statement on Form S-4, File No. 333-1105.

*10.37 License and Development Agreement between Celtrix Pharmaceuticals, Inc. ("Celtrix") and Genzyme Corporation dated as of June 24, 1994. Filed as
        Exhibit 10.42 to Celtrix's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.**

*10.38 Common Stock Purchase Agreement dated as of June 24, 1994 between Celtrix and Genzyme Corporation. Filed as Exhibit A to Schedule 13D filed by Genzyme on July 5, 1994.

 10.39 Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National Bank, as Administrative Agent, and The First National Bank of Boston, as Documentation Agent. Filed herewith.

 11 Computation of weighted average shares used in computing per share amounts. Filed herewith.

 21     Subsidiaries of the Registrant. Filed herewith.

 23.1   Consent of Coopers & Lybrand L.L.P. Filed herewith.

 23.2 Consent of Coopers & Lybrand L.L.P. relating to the Annual Report of Genzyme Corporation Retirement Savings Plan on Form 11-K. To be filed by amendment.

 27.1 Financial Data Schedule for Genzyme General Division (for EDGAR filing purposes only).

 27.2 Financial Data Schedule for Genzyme Tissue Repair Division (for EDGAR filing purposes only).

 99 Information, financial statements and exhibits required by Form 11-K with respect to the Genzyme Corporation Retirement Savings Plan. To be filed by amendment.

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

* * Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.34 and 10.37.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    Exhibits 10.22 through 10.28 above are management contracts or compensatory plans or arrangements in which the executive officers or directors of Genzyme participate.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENZYME CORPORATION

Dated: March 28, 1997                   By: /s/ David J. McLachlan
                                            -------------------------------
                                            David J. McLachlan
                                            Executive Vice President, Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURES                            TITLE                       DATE
----------                            -----                       ----

/s/ Henri A. Termeer                  Director and Principal      March 28, 1997
-----------------------------------   Executive Officer
Henri A. Termeer

                                      Director                    March 28, 1997
-----------------------------------
Constantine E. Anagnostopoulos

/s/ Douglas A. Berthiaume             Director                    March 28, 1997
-----------------------------------
Douglas A. Berthiaume

/s/ Henry E. Blair                    Director                    March 28, 1997
-----------------------------------
Henry E. Blair

/s/ Charles L. Cooney                 Director                    March 28, 1997
-----------------------------------
Charles L. Cooney

/s/ Henry R. Lewis                    Director                    March 28, 1997
-----------------------------------
Henry R. Lewis

/s/ Robert J. Carpenter               Director                    March 28, 1997
-----------------------------------
Robert J. Carpenter

/s/ David J. McLachlan                Principal Financial and     March 28, 1997
-----------------------------------   Accounting Officer
David J. McLachlan