Form 10-Q
period 1997-03-31
GENZYME CORP
filed 1997-05-15
CIK 732485

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                     FORM 10-Q
                                     ---------

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997
                                                  --------------

                                         OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                               -----------   ------------

                    Commission file number    0-14680
                                          -------------------

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


                                 (617) 252-7500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

            Class                                Outstanding at April 30,1997:
            -----                                -----------------------------

Genzyme General Common Stock,
 $0.01 par value ("GGD Stock")                            76,028,957

Genzyme Tissue Repair Common Stock,
 $0.01 par value ("GTR Stock")                            13,225,682


Total number of pages in document - 61
Exhibit index located on page - 31

                        GENZYME CORPORATION AND SUBSIDIARIES
                             FORM 10-Q, MARCH 31, 1997




NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, and the clinical development, regulatory approval and market introduction of the Company's products and services. These forward-looking statements represent the expectations of Genzyme's management as of the filing date of this Form 10-Q. The Company's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products and services, (ii) decisions, and the timing of decisions, made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors, and (vii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                     GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 1997
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                         -------
ITEM 1.  Financial Statements

   GENZYME CORPORATION AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 1997 and 1996........................   4-5
     Condensed Consolidated  Balance Sheets as of March 31, 1997
       and December 31, 1996.............................................     6
     Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996........................   7-8
     Notes to Unaudited Condensed Consolidated Financial Statements......  9-10

   GENZYME GENERAL

     Condensed Combined Statements of Operations for the
       Three Months Ended March 31, 1997 and 1996........................ 11-12
     Condensed Combined Balance Sheets as of March 31, 1997
       and December 31, 1996.............................................    13
     Condensed  Combined  Statements  of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996........................ 14-15
     Notes to Unaudited Condensed Combined Financial Statements.......... 16-18

   GENZYME TISSUE REPAIR

     Condensed Combined Statements of Operations for Three
       Months Ended March 31, 1997 and 1996..............................    19
     Condensed Combined Balance Sheets as of March 31, 1997
       and December 31, 1996.............................................    20
     Condensed Combined Statements of Cash Flows for the Three
       Months Ended March 31, 1997 and 1996..............................    21
     Notes to Unaudited Condensed Combined Financial Statements..........    22

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 23-28


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......    28

PART II.   OTHER INFORMATION

ITEM 2.  Changes in Securities...........................................    29

ITEM 6.  Exhibits and Reports on Form 8-K................................    29

Signatures...............................................................    30

PART I.  FINANCIAL STATEMENTS
ITEM 1.  Financial Statements
GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS)                                       THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
                                                           1997           1996
                                                           ----           ----
Revenues:
  Net product sales .................................    $128,156      $ 92,815
  Net service sales .................................      16,743        14,621
  Revenues from research and development contracts ..       1,694         6,061
                                                         --------      --------
                                                          146,593       113,497
Operating costs and expenses:
  Cost of products sold .............................      46,512        33,324
  Cost of services sold .............................      12,172        10,653
  Selling, general and administrative ...............      47,326        37,556
  Amortization of intangibles .......................       3,196         1,016
  Research and development (including research
    and development related to contracts) ...........      20,092        17,690
                                                         --------      --------
                                                          129,298       100,239
                                                         --------      --------
Operating income ....................................      17,295        13,258

Other income and (expenses):
  Equity in net loss of unconsolidated subsidiaries        (1,659)         (937)
  Investment income .................................       2,504         4,492
  Interest expense ..................................      (2,658)         (213)
                                                         --------      --------
                                                           (1,813)        3,342
                                                         --------      --------
Income before income taxes ..........................      15,482        16,600
Provision for income taxes ..........................      (6,115)       (6,308)
                                                         --------      --------

Net income ..........................................    $  9,367      $ 10,292
                                                         ========      ========


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              THREE MONTHS ENDED MARCH 31
---------------------------------------------------------------------------------
                                                           1997        1996
                                                           ----        ----
ATTRIBUTABLE TO GENZYME GENERAL STOCK:
  Net income .........................................   $ 16,727    $15,537
  Tax benefit allocated from Genzyme Tissue Repair....      4,511      3,497
                                                         --------    -------
  Net income attributable to Genzyme General Stock....   $ 21,238    $19,034
                                                         ========    =======

  Per common and common equivalent share:
   Net income ........................................   $   0.27    $  0.27
                                                         ========    =======

   Average shares outstanding ........................     78,237     71,382
                                                         ========    =======

  Per common share assuming full dilution:
   Net income ........................................   $   0.27    $  0.26
                                                         ========    =======

   Average fully diluted shares outstanding ..........     78,238     74,192
                                                         ========    =======


ATTRIBUTABLE TO GENZYME TISSUE REPAIR STOCK:
  Net loss attributable to GTR Stock .................   $(11,871)   $(8,742)
                                                         ========    =======
  Per common share:
   Net loss ..........................................   $  (0.90)   $ (0.71)
                                                         ========    =======

   Average shares outstanding ........................     13,178     12,246
                                                         ========    =======


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS)                                                 MARCH 31,     DECEMBER 31,
-------------------------------------------------------------------------------------------------
                                                                         1997            1996
                                                                         ----            ----
ASSETS
Current Assets:
  Cash and cash equivalents .....................................    $  107,810      $   93,132
  Short-term investments ........................................        41,815          56,608
  Accounts receivable, less allowance for doubtful accounts .....       119,697         116,833
  Inventories ...................................................       129,586         125,265
  Prepaid expenses and other current assets .....................        15,719         100,287
  Deferred tax assets - current .................................        17,493          17,493
                                                                     ----------      ----------
    Total current assets ........................................       432,120         509,618

Property, plant and equipment, net ..............................       387,573         393,839
Other Assets:
  Long-term investments .........................................        32,381          38,215
  Intangibles, net of accumulated amortization ..................       247,412         247,745
  Deferred tax assets - noncurrent ..............................        42,221          42,221
  Other noncurrent assets .......................................        41,366          38,870
                                                                     ----------      ----------
                                                                        363,380         367,051
                                                                     ----------      ----------
                                                                     $1,183,073      $1,270,508
                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..............................................    $   17,953      $   22,271
  Accrued expenses ..............................................        65,295          70,124
  Income taxes payable ..........................................        22,900          17,926
  Deferred revenue ..............................................         2,565           2,693
  Current portion of long-term debt and capital lease obligations         1,022             999
                                                                     ----------      ----------
    Total current liabilities ...................................       109,735         114,013

Noncurrent Liabilities:
  Long-term debt and capital lease obligations ..................       153,353         241,998
  Other noncurrent liabilities ..................................        11,408          12,188
                                                                     ----------      ----------
                                                                        164,761         254,186

Stockholders' Equity:
  Genzyme General Stock, $.01 par value .........................           758             755
  Genzyme Tissue Repair Stock, $.01 par value ...................           132             132
  Treasury Stock - at cost ......................................          (901)           (890)
  Additional paid-in capital - Genzyme General ..................       874,007         871,020
  Additional paid-in capital - Genzyme Tissue Repair ............       125,844         122,385
  Accumulated deficit ...........................................       (80,610)        (89,975)
  Foreign currency translation adjustments ......................        (9,615)           (745)
  Unrealized net losses on investments ..........................        (1,038)           (373)
                                                                     ----------      ----------
                                                                        908,577         902,309
                                                                     ----------      ----------
                                                                     $1,183,073      $1,270,508
                                                                     ===========     ==========


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(IN THOUSANDS)                                                      THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------------
                                                                             1997       1996
                                                                             ----       ----

OPERATING ACTIVITIES:
  Net income ............................................................   $  9,366    $10,292
  Reconciliation of net income to net cash provided by operating activities
   Depreciation and amortization ........................................      9,896      5,669
   Non-cash compensation expense ........................................        197         --
   Accrued interest/amortization on bonds ...............................        651     (1,235)
   Provision for bad debts ..............................................      1,410      2,887
   Equity in net loss of unconsolidated subsidiaries ....................      2,241        937
   Gain on investment in unconsolidated affiliate .......................       (582)        --
   Accretion of debt ....................................................        102         --
   Other ................................................................        286        (13)
   Increase (decrease) in cash from working capital changes:
     Accounts receivable ................................................     (6,912)    (1,102)
     Inventories ........................................................     (5,244)    (6,814)
     Prepaid expenses and other current assets ..........................     (2,732)      (631)
     Accounts payable, accrued expenses and deferred revenue ............     (2,231)       944
                                                                            --------   --------
     Net cash provided by operating activities ..........................      6,448     10,934

INVESTING ACTIVITIES:
   Purchases of investments .............................................    (25,425)   (73,361)
   Sales and maturities of investments ..................................     44,820     20,566
   Acquisitions of property, plant and equipment ........................     (4,317)   (20,470)
   Sale of property, plant & equipment ..................................        202         --
   Additional investment in unconsolidated affiliate ....................         --       (339)
   Investment in joint venture ..........................................     (1,843)        --
   Loan to affiliate ....................................................         --     (2,804)
   Other noncurrent assets and other noncurrent liabilities .............     (2,802)       (36)
                                                                            --------   --------
     Net cash provided (used) by financimg activity .....................     10,635    (76,444)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ...............................     91,942     15,508
   Short-term borrowings under bank credit agreement ....................         --      8,000
   Proceeds from issuance of debt .......................................     13,000         --
   Payments of long-term debt and capital lease obligations .............   (104,510)      (253)
                                                                            --------   --------
     Net cash provided (used) by investing activities ...................        432     23,255

Effect of exchange rate changes on cash .................................     (2,837)       329
                                                                            --------   --------
Increase (decrease) in cash and cash equivalents ........................     14,678    (41,926)
Cash and cash equivalents, beginning of period ..........................     93,132    144,372
                                                                            --------   --------
Cash and cash equivalents, end of period ................................   $107,810   $102,446
                                                                            ========   ========

Supplemental disclosures of cash flows:
 Cash paid during the period for:
   Interest .............................................................   $  4,510   $    603
   Income taxes .........................................................        454        345


   The accompanying notes are an integral part of these unaudited, condensed, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Genzyme Corporation ("Genzyme" or the "Company") for the fiscal year ended December 31, 1996 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

       The financial statements for the three months ended March 31, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     ACCOUNTING POLICIES
       The accounting policies underlying the quarterly financial statements are those set forth in Note A of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

       The Company has elected to delay the annual distribution of GTR Designated Shares to holders of record of GGD Stock, as described in the 1996 10-K, until June 30, 1997.

3.     INVENTORIES
       (In thousands)

                                    March 31, 1997   December 31, 1996
                                    --------------   -----------------

       Raw materials................   $ 33,993          $ 30,379
       Work-in process..............     40,869            38,203
       Finished products............     54,724            56,683
                                       --------          --------
                                       $129,586          $125,265
                                       ========          ========

4.     PHARMAGENICS CREDIT FACILITY
       As previously reported in the 1996 10-K, in January 1997, Genzyme signed a definitive merger agreement providing for the merger of PharmaGenics, Inc. ("PharmaGenics") with and into Genzyme in exchange for 4,000,000 shares of a new Genzyme security to be designated Genzyme Molecular Oncology Common Stock. Under the terms of the merger agreement, Genzyme has made a credit facility (the "Credit Facility") available to PharmaGenics to fund PharmaGenics's documented operating costs. In February, March and May 1997, PharmaGenics borrowed $1.0 million, $0.7 million and $0.8 million, respectively, under the Credit Facility having provided Genzyme with a projected cash disbursements list of operating costs for the months of February, March, April and May. As of March 31, 1997, Genzyme has recorded $1.7 million of these borrowings as an increase to Other noncurrent assets and will record the remaining $0.8 million of borrowings in May 1997.

5.     REVOLVING CREDIT FACILITY
       Genzyme has a revolving credit facility (the "Revolving Credit Facility") with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to either Genzyme General or Genzyme Tissue Repair. In January 1997, Genzyme General repaid $100.0 million of its outstanding debt under this credit facility and related accrued interest of $2.0 million. As of March 31, 1997, the Company had $118.0 million of debt outstanding under the Revolving Credit Facility, which had been allocated $100.0 million to Genzyme General and $18.0 million to Genzyme Tissue Repair.

6.     GENZYME TISSUE REPAIR PRIVATE PLACEMENT
       On February 28, 1997, Genzyme Tissue Repair raised $13 million through the private placement of a 5% convertible note (the "Note"), to an affiliate of Credit Suisse First Boston due February 27, 2000. The Note is convertible beginning May 29, 1997 into shares of GTR Stock and, beginning August 1997, at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the Note was issued and will increase to 11%, at various intervals, at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue. In the first quarter of 1997, Genzyme Tissue Repair recorded $11.5 million of proceeds attributed to the value of the debt and $1.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to earnings available to common stockholders over the initial 15 month conversion period.

7.     JOINT VENTURE WITH GENZYME DEVELOPMENT PARTNERS, L.P. ("GDP")
       Genzyme consolidates 100% of the losses generated by the joint venture (the "Joint Venture") with GDP to manufacture and market a line of products based on hyaluronic acid ("HA") for use in limiting the formation of post-operative adhesions (the "Sepra Products"). For the quarter ended March 31, 1997, the Joint Venture incurred net losses of approximately $0.7 million, due primarily to the costs associated with the U.S. market introduction of the first Sepra Product, Seprafilm [TM].

8.     PROVISION FOR INCOME TAXES
       The tax provision for the quarter ended March 31, 1997 varies from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, benefits from operating loss carryforwards and nondeductible charges in connection with tax-free acquisitions. The effective tax rate was 39.5% for the three months ended March 31, 1997 as compared to 38% for the corresponding period in 1996. The increase in the rate was due to higher nondeductible intangible amortization and to lower benefits from available operating loss carryforwards.

9.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of the Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, Genzyme will be required to present both basic net income per share and diluted net income per share attributable to GGD Stock and GTR Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). Basic net income (loss) per share for Genzyme General for the quarter ended March 31, 1997 and March 31, 1996 would have been $0.28 and $0.30 per share, respectively. Basic loss per share data for Genzyme Tissue Repair for the quarter ended March 31, 1997 and 1996 would have been $(0.90) and $(0.71), respectively, the same as loss per share for each respective period computed under the provisions of APB 15. The impact of SFAS No. 128 on the calculation of diluted net income per share for these quarters is not expected to be material. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

10.    SUBSEQUENT EVENTS
       In April 1997, the Genzyme Board voted, subject to approval of the stockholders, to adopt an amendment to the Company's 1990 Employee Stock Purchase Plan (the "Purchase Plan") and an amendment to the Company's 1988 Director Stock Option Plan (the "Director Plan") which would increase (i) the number of shares of GGD Stock available for purchase under the Purchase Plan by 500,000 shares to 2,000,000 shares and (ii) the number of shares of GGD Stock and GTR Stock available for issuance under the Director Plan by 33,600 shares and 30,000 shares, respectively, to 233,600 shares of GGD Stock and 100,000 shares of GTR Stock.

       On May 5, 1997, the General and Plastic Surgery Devices Panel of the U.S. Food and Drug Administration's (the "FDA") Medical Devices Advisory Committee recommended that Genzyme General not be granted approval to market Sepracoat[TM] coating solution for the reduction of adhesions in abdominal and pelvic surgery. Sepracoat[TM] is a liquid formulation of HA designed to reduce adhesion formation caused by indirect trauma, such as incidental abrasions from tissue handling or tissue drying due to exposure and is currently marketed in Europe by Genzyme. The panel agreed that the product appears to be safe, but indicated that Genzyme had not presented sufficient evidence of clinical effectiveness. The panel's recommendation will be considered in the FDA's final review of Genzyme's premarket approval application for Sepracoat [TM]. The recommendation is not binding on the FDA, but the agency usually follows the advice of its panels. The panel's recommendation does not affect Seprafilm[TM], which received FDA approval in August 1996 and is marketed globally. Genzyme is considering options for further clinical studies of Sepracoat[TM], possibly in combination with Seprafilm[TM].

GENZYME GENERAL
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


(IN THOUSANDS)                                       THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
                                                           1997          1996
                                                           ----          ----
Revenues:
  Net product sales................................    $128,156      $ 92,815
  Net service sales.................................     14,756        12,907
  Revenues from research and development contracts..      1,694         6,061
                                                       --------      --------
                                                        144,606       111,783
Operating costs and expenses:
  Cost of products sold.............................     46,512        33,324
  Cost of services sold.............................      9,316         8,227
  Selling, general and administrative...............     40,872        31,310
  Amortization of intangibles.......................      3,196         1,016
  Research and development (including research
   and development related to contracts)............     17,324        15,336
                                                       --------      --------
                                                        117,220        89,213
                                                       --------      --------

Operating income....................................     27,386        22,570

Other income and (expenses):
  Equity in net loss of unconsolidated subsidiaries         (70)         (937)
  Investment income.................................      2,318         3,918
  Interest expense..................................     (2,281)         (209)
                                                       --------      --------
                                                            (33)        2,772
                                                       --------      --------

Income before income taxes..........................     27,353        25,342
Provision for income taxes..........................    (10,626)       (9,805)
                                                       --------      --------

Net income..........................................     16,727        15,537

Tax benefit allocated from Genzyme Tissue Repair....      4,511         3,497
                                                       --------      --------

Net income attributable to Genzyme General Stock....   $ 21,238      $ 19,034
                                                       ========      ========
















   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL
CONDENSED COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------
                                                                     1997          1996
                                                                     ----          ----

Net income attributable to Genzyme General Stock ..............   $21,238       $19,034
                                                                  =======       =======

Income per Genzyme General common and common equivalent share:
  Net income ..................................................   $  0.27       $  0.27
                                                                  =======       =======

  Average shares outstanding ..................................    78,237        71,382
                                                                  =======       =======


Income per Genzyme General common share assuming full dilution:
  Net income ..................................................   $  0.27       $  0.26
                                                                  =======       =======

  Average fully diluted shares outstanding ....................    78,238        74,192
                                                                  =======       =======
































   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL
CONDENSED COMBINED BALANCE SHEETS
(UNAUDITED)


(IN THOUSANDS)                                                        MARCH 31,  DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                                          1997          1996
                                                                          ----          ----
ASSETS
Current Assets:
  Cash and cash equivalents .....................................   $   88,245    $   77,220
  Short-term investments ........................................       41,815        56,290
  Accounts receivable, less allowance for doubtful accounts .....      118,061       115,156
  Inventories ...................................................      127,803       123,442
  Prepaid expenses and other current assets .....................       15,490        99,953
  Due from Genzyme Tissue Repair ................................        1,492         1,604
  Deferred tax assets - current .................................       17,493        17,493
                                                                    ----------    ----------
    Total current assets ........................................      410,399       491,158

Property, plant and equipment, net ..............................      366,207       371,610

Other Assets:
  Long-term investments .........................................       32,381        38,215
  Intangibles, net of accumulated amortization ..................      247,412       247,745
  Deferred tax assets - noncurrent ..............................       42,221        42,221
  Other noncurrent assets .......................................       40,236        38,570
                                                                    ----------    ----------
                                                                       362,250       366,751
                                                                    ----------    ----------
                                                                    $1,138,856    $1,229,519
                                                                    ==========    ==========

LIABILITIES AND DIVISION EQUITY
Current Liabilities:
  Accounts payable ..............................................   $   16,687    $   20,522
  Accrued expenses ..............................................       62,257        67,645
  Income taxes payable ..........................................       22,900        17,926
  Deferred revenue ..............................................        2,565         2,693
  Current portion of long-term debt and capital lease obligations        1,022           999
                                                                    ----------    ----------
    Total current liabilities ...................................      105,431       109,785

Noncurrent Liabilities:
  Long-term debt and capital lease obligations ..................      123,751       223,998
  Other noncurrent liabilities ..................................       10,768        11,511
                                                                    ----------    ----------
                                                                       134,519       235,509

Division equity .................................................      898,906       884,225
                                                                    ----------    ----------
                                                                    $1,138,856    $1,229,519
                                                                    ==========    ==========













   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME GENERAL
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(IN THOUSANDS)                                               THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------
                                                                        1997        1996
                                                                        ----        ----
OPERATING ACTIVITIES:
  Net income ..................................................... $  16,727   $  15,537
  Reconciliation of net income to net cash provided by
   operating activities:
   Depreciation and amortization .................................     9,324       5,645
   Non-cash compensation expense .................................       159          --
   Accrued interest/amortization on bonds ........................       651      (1,145)
   Provision for bad debts .......................................     1,368       2,501
   Equity in net loss of unconsolidated subsidiaries..............       652         937
   Gain on investment in unconsolidated affiliate ................      (582)         --
   Other .........................................................       286         (13)
   Increase (decrease) in cash from working capital changes:
     Accounts receivable .........................................    (6,913)       (704)
     Inventories .................................................    (5,284)     (6,144)
     Prepaid expenses and other current assets ...................    (2,837)       (382)
     Accounts payable, accrued expenses and income taxes payable .     1,983       5,357
     Due from Genzyme Tissue Repair ..............................       112       1,044
                                                                   ---------   ---------
     Net cash provided by operating activities ...................    15,646      22,628

INVESTING ACTIVITIES:
  Purchases of investments .......................................   (25,425)    (70,354)
  Sales and maturities of investments ............................    44,502      17,556
  Acquisition of property, plant and equipment ...................    (4,184)    (10,554)
  Additional investment in unconsolidated affiliate ..............        --        (339)
  Loans to affiliate .............................................        --      (2,804)
  Other noncurrent assets and other non current liabilities ......    (2,189)       (322)
                                                                   ---------   ---------
     Net cash provided (used) by investing activities ............    12,704     (66,817)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................    91,824      14,659
  Payments of debt and capital lease obligations .................  (104,510)       (176)
  Net cash allocated to Genzyme Tissue Repair ....................    (1,802)         --
                                                                   ---------   ---------
     Net cash provided (used) by financing activities ............   (14,488)     14,483

Effect of exchange rate changes on cash ..........................    (2,837)        329
                                                                   ---------   ---------
Increase (decrease) in cash and cash equivalents .................    11,025     (29,377)
Cash and cash equivalents, beginning of period ...................    77,220     103,631
                                                                   ---------   ---------
Cash and cash equivalents, end of period ......................... $  88,245   $  74,254
                                                                   =========   =========




Supplemental cash flow information:

Cash paid during the period for:
Interest.........................................           $4,510      $599
Income taxes................................                   454       345















































   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                               GENZYME GENERAL
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     These unaudited, condensed, combined financial statements should be read in conjunction with the 1996 10-K and the financial statements and footnotes for Genzyme General included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

     The financial statements for the three months ended March 31, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   ACCOUNTING POLICIES
     The accounting policies underlying the quarterly financial statements are those set forth in Note A of Genzyme General's financial statements included in the 1996 10-K.

     The Company has elected to delay the annual distribution of GTR Designated Shares to holders of record of GGD Stock, as described in the 1996 10-K, until June 30, 1997.


3.   INVENTORIES
     (In thousands)

                                    March 31, 1997    December 31, 1996
                                    --------------    -----------------

     Raw materials................     $ 33,808            $ 30,243
     Work-in-process..............       39,271              36,516
     Finished products............       54,724              56,683
                                       --------            --------
                                       $127,803            $123,442
                                       ========            ========


4.   PHARMAGENICS CREDIT FACILITY
     As previously reported in the 1996 Genzyme 10-K, in January 1997, Genzyme signed a definitive merger agreement providing for the merger of PharmaGenics, Inc. ("PharmaGenics") with and into Genzyme in exchange for 4,000,000 shares of a new Genzyme security to be designated Genzyme Molecular Oncology Common Stock. Under the terms of the merger agreement, Genzyme had made a credit facility (the "Credit Facility") available to PharmaGenics to fund PharmaGenics's documented operating costs. In February, March and May 1997, PharmaGenics borrowed $1.0 million, $0.7 million and $0.8 million, respectively, under the Credit Facility having provided Genzyme with a projected cash disbursements list of operating costs for the months of February, March, April and May. As of March 31, 1997, Genzyme General has recorded $1.7 million of these borrowings as an increase to Other noncurrent assets and will record the remaining $0.8 million of borrowings in May 1997.

5.   REVOLVING CREDIT FACILITY
     Genzyme's $225.0 million Revolving Credit Facility may be used by either Genzyme General or Genzyme Tissue Repair. In January 1997, Genzyme General repaid $100 million of its outstanding debt under the Revolving Credit Facility and related accrued interest of $2.0 million. As of March 31, 1997, the Company had $118.0 million of debt outstanding under the Revolving Facility, which had been allocated $100.0 million to Genzyme General and $18.0 million to Genzyme Tissue Repair.

6.   SUBLEASE OF GENZYME TISSUE REPAIR BUILDING TO GENZYME GENERAL

     In January 1997, Genzyme Tissue Repair leased to Genzyme General certain laboratory and office space in the building located at Genzyme Tissue Repair's Framingham, Massachusetts facility for a 3-year term which commenced January 1, 1997. Genzyme General is leasing approximately half of the facility at a cost of $839,808 per year. Beginning on July 1, 1997, Genzyme Tissue Repair has the option of requiring Genzyme General to assume responsibility for an additional 20% of the facility at GTR's cost of $424,056 per year.

7.   JOINT VENTURE
     Genzyme consolidates 100% of the losses generated by the Joint Venture with GDP. For the quarter ended March 31, 1997, the Joint Venture incurred net losses of approximately $0.7 million, due primarily to the costs associated with the U.S. market introduction of Seprafilm[TM].

8.   PROVISION FOR INCOME TAXES
     The tax provision for the quarter ended March 31, 1997 varies from the U.S. statutory tax rate because of the provision for state income taxes, Genzyme General's share of losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38.8% for the three months ended March 31, 1997, a slight increase over the corresponding period in 1996. The allocated tax benefit generated by GTR of $4.5 million and $3.5 million, respectively, reduced Genzyme General's tax rate for the three months ended March 31, 1997 and 1996 to 22.4% and 24.9%, respectively.

9.   NEW ACCOUNTING PRONOUNCEMENT
     In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of the Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, Genzyme will be required to present both basic net income per share and diluted net income per share attributable to GGD Stock and GTR Stock (the principal difference being that Common Stock equivalents would not be considered in computation of basic EPS). Basic net income (loss) per share for Genzyme General for the quarter ended March 31, 1997 and March 31, 1996 would have been $0.28 and $0.30 per share, respectively. The impact of SFAS No. 128 on the calculation of diluted net income per share for these quarters is not expected to be material. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

10.  SUBSEQUENT EVENTS
     In April 1997, the Genzyme Board voted, subject to approval of the stockholders, to adopt an amendment to the Company's 1990 Employee Stock Purchase Plan and an amendment to the Director Plan which would increase
     (i) the number of shares of GGD Stock, available for purchase under the Purchase Plan by 500,000 shares to 2,000,000 shares and (ii) the number of shares of GGD Stock and GTR Stock available for issuance under the Director Plan by 33,600 shares and 30,000 shares, respectively, to 233,600 shares of GGD Stock and 100,000 shares of GTR Stock.

     On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat[TM] coating solution for the reduction of adhesions in abdominal and pelvic surgery. Sepracoat[TM] is a liquid formulation of HA designed to reduce adhesion formation caused by indirect trauma, such as incidental abrasions from tissue handling or tissue drying due to exposure and is currently marketed in Europe by Genzyme. The panel agreed that the product appears to be safe but indicated that Genzyme had not presented sufficient evidence of clinical effectiveness. The panel's recommendation will be considered in the FDA's final review of Genzyme General's premarket approval application for Sepracoat[TM]. The recommednation is not binding on the FDA, but the agency usually follows the advice of its panels. The panel's recommendation does not affect the first Sepra Product, Seprafilm[TM], which received FDA approval in August 1996 and is marketed globally. Genzyme is considering options for further clinical studies of Sepracoat[TM], possibly in combination with Seprafilm[TM].

GENZYME TISSUE REPAIR
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
                                                       1997            1996
                                                       ----            ----
Revenues:
  Net service sales .............................  $  1,987        $  1,714

Operating costs and expenses:
  Cost of services sold .........................     2,856           2,426
  Selling, general and administrative ...........     6,454           6,246
  Research and development ......................     2,768           2,354
                                                   --------        --------
                                                     12,078          11,026
                                                   --------        --------

Operating loss ..................................   (10,091)         (9,312)

Other income and (expenses):
  Equity in net loss of joint venture ...........    (1,589)             --
  Investment income .............................       186             574
  Interest expense ..............................      (377)             (4)
                                                   --------        --------
                                                     (1,780)            570
                                                   --------        --------

Net loss ........................................  $(11,871)       $ (8,742)
                                                   ========        ========

Per Genzyme Tissue Repair Common share:
  Net loss ......................................  $  (0.90)       $  (0.71)
                                                   ========        ========

  Average shares outstanding ....................    13,178          12,246
                                                   ========        ========
























   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR
CONDENSED COMBINED BALANCE SHEETS
(UNAUDITED)



(IN THOUSANDS)                                                   MARCH 31,  DECEMBER 31,
---------------------------------------------------------------------------------------
                                                                     1997          1996
                                                                     ----          ----
ASSETS
Current Assets:
  Cash and cash equivalents ...............................       $19,565       $15,912
  Short-term investments ..................................            --           318
  Accounts receivable, less allowance for doubtful
    accounts ..............................................         1,636         1,677
  Inventories .............................................         1,783         1,823
  Prepaid expenses and other current assets ...............           229           334
                                                                  -------       -------
   Total current assets ...................................        23,213        20,064

Property, plant and equipment, net ........................        21,366        22,229

Other Assets:
  Investment in joint venture .............................           439           185
  Other noncurrent assets .................................           691           115
                                                                  -------       -------
                                                                    1,130           300
                                                                  -------       -------
                                                                  $45,709       $42,593
                                                                  =======       =======

LIABILITIES AND DIVISION EQUITY
Current Liabilities:
  Accounts payable ........................................       $ 1,266       $ 1,749
  Accrued expenses ........................................         3,038         2,479
  Payable to Genzyme General ..............................         1,492         1,604
                                                                  -------       -------
   Total current liabilities ..............................         5,796         5,832

Noncurrent Liabilities:
  Long-term debt ..........................................        29,602        18,000
  Other noncurrent liabilities ............................           640           677
                                                                  -------       -------
                                                                   30,242        18,677

Division equity ...........................................         9,671        18,084
                                                                  -------       -------
                                                                  $45,709       $42,593
                                                                  =======       =======

















   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

GENZYME TISSUE REPAIR
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(IN THOUSANDS)                                                     THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------------
                                                                            1997         1996
                                                                            ----         ----
OPERATING ACTIVITIES:
  Net loss ...........................................................   (11,872)    $ (8,742)
  Reconciliation of net loss to net cash used by operating activities:
   Depreciation and amortization .....................................       572           24
   Non-cash compensation expense .....................................        38           --
   Accrued interest/amortization on bonds ............................        --          (90)
   Provision for bad debts ...........................................        42           61
   Equity in net loss of joint venture ...............................     1,589           --
   Accretion of debt .................................................       102           --
   Increase (decrease) in cash from working capital:
     Accounts receivable .............................................        (1)         (73)
     Inventories .....................................................        42         (670)
     Prepaid expenses and other current assets .......................       105         (248)
     Accounts payable, accrued expenses and other current
       liabilities ...................................................       297         (982)
     Payable to Genzyme General ......................................      (112)      (1,044)
                                                                        --------     --------
     Net cash used by operating activities ...........................    (9,198)     (11,764)

INVESTING ACTIVITIES:
  Purchases of investments ...........................................        --       (3,006)
  Sales and maturities of investments ................................       318        3,010
  Acquisition of property, plant and equipment .......................      (133)      (9,916)
  Sale of property, plant and equipment ..............................       202           --
  Investment in joint venture ........................................    (1,843)          --
  Other noncurrent assets and noncurrent liabilities .................      (613)         278
                                                                        --------     --------
     Net cash used by investing activities ...........................    (2,069)      (9,634)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............................       118          849
  Proceeds from issuance of debt .....................................    13,000           --
  Short-term borrowings under bank credit agreement ..................        --        8,000
  Net cash allocated from Genzyme General.............................     1,802           --
                                                                        --------     --------

     Net cash provided by financing activities .......................    14,920        8,849
                                                                        --------     --------
Increase (decrease) in cash and cash equivalents .....................     3,653      (12,549)
Cash and cash equivalents, beginning of period .......................    15,912       40,741
                                                                        --------     --------
Cash and cash equivalents, end of period .............................  $ 19,565     $ 28,192
                                                                        ========     ========






   The accompanying notes are an integral part of these unaudited, condensed, combined financial statements.

                              GENZYME TISSUE REPAIR
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These unaudited, condensed, combined financial statements should be read in conjunction with the 1996 10-K and the financial statements and footnotes for Genzyme Tissue Repair ("GTR") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

     The financial statements for the three months ended March 31, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   ACCOUNTING POLICIES
     The accounting policies underlying the quarterly financial statements are those set forth in Note A of GTR's financial statements included in the 1996 Genzyme 10-K.

     The Company has elected to delay the distribution of GTR Designated Shares to holders of record of GGD Stock, as described in the 1996 10-K, until June 30, 1997.

3.   INVENTORIES
     (In thousands)

                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
     Raw materials....................         $  185               $  136
     Work-in-process..................          1,598                1,687
                                               ------               ------
                                               $1,783               $1,823
                                               ======               ======


4.   REVOLVING CREDIT FACILITY
     Genzyme's $225.0 million Revolving Credit Facility may be used by either Genzyme General or Genzyme Tissue Repair. As of March 31, 1997, the Company had $118 million of debt outstanding under the Revolving Credit Facility, which had been allocated $100.0 million to Genzyme General and $18.0 million to Genzyme Tissue Repair.

5.   GENZYME TISSUE REPAIR PRIVATE PLACEMENT
     On February 28, 1997, Genzyme Tissue Repair raised $13 million through the private placement of a 5% convertible note (the "Note"), to an affiliate of Credit Suisse First Boston due February 27, 2000. The Note is convertible beginning May 29, 1997 into shares of GTR Stock and beginning August 1997 at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the note was issued and will increase to 11%, at various intervals, at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue. In the first quarter of 1997, GTR recorded $11.5 million of proceeds attributable to the value of the debt and $1.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to earnings available to common stockholders over the initial 15 month conversion period.

6.   SUBLEASE OF GENZYME TISSUE REPAIR BUILDING TO GENZYME GENERAL
     In January 1997, Genzyme Tissue Repair leased to Genzyme General certain laboratory and office space in the building located at Genzyme Tissue Repair's Framingham, Massachusetts facility for a 3-year term which commenced January 1, 1997. Genzyme General is leasing approximately half of the facility at a cost of $839,808 per year. Beginning on July 1, 1997, Genzyme Tissue Repair has the option of requiring Genzyme General to assume responsibility for an additional 20% of the facility at GTR's cost of $424,056 per year.

7.   NEW ACCOUNTING PRONOUNCEMENT
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provision of the Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, Genzyme will be required to present both basic net income (loss) per share and diluted net income (loss) per share attributable to GCD Stock and GTR Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). Basic loss per share data for GTR Stock for the quarter ended March 31, 1997 and 1996 would have been $(0.90) and $(0.71), respectively, the same as loss per share for each respective period computed under the provisions of APB 15. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128

8.   SUBSEQUENT EVENT
     In April 1997, the Genzyme Board voted, subject to approval of the stockholders, to adopt an amendment to the Director Plan which would increase the number of shares of GGD Stock, and GTR Stock, available for issuance under the Director Plan by 33,600 shares and 30,000 shares, respectively, to 233,600 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

   GENZYME CORPORATION AND SUBSIDIARIES

Since the operating results of Genzyme and its subsidiaries reflect the combined operations of Genzyme General Division ("Genzyme General") and Genzyme Tissue Repair Division ("Genzyme Tissue Repair"), this discussion summarizes the key factors management considers necessary in reviewing Genzyme's consolidated results of operations. Detailed discussion and analysis of each Division's results of operations are provided below under separate headings.

REVENUES. Total revenues for the three months ended March 31, 1997 were $146.6 million, an increase of 29% over the corresponding period in 1996. Product revenues for the three months ended March 31, 1997 consist of product sales by Genzyme General and increased 38% to $128.2 million from $92.8 million for the corresponding period in 1996. The increase was due primarily to the addition of sales through the acquisition of Deknatel Snowden Pencer, Inc. ("DSP"), which was acquired in July 1996, and to increased sales of Ceredase[R] enzyme and Cerezyme[R] enzyme.

Service revenues consist of sales of genetic testing services by Genzyme Genetics and sales of Genzyme Tissue Repair's CARTICEL[R] and Epicel [SM] Services. Service revenues for the three months ended March 31, 1997 and 1996 were $16.7 million and $14.6 million, respectively, an increase of 15%. The increase was due to higher unit volumes attributable to the acquisition of Genetrix, Inc. ("Genetrix"), which was added to Genzyme Genetics's operations from May 1996 forward, and to changes in service pricing and was offset by the loss of revenues from Genzyme Genetics's identity testing services laboratory, Genetic Design, Inc. ("GDI"), which was sold in November 1996.

Revenues from research and development contracts for the three months ended March 31, 1997 were attributable entirely to Genzyme General and decreased 72% to $1.7 million, as compared to $6.1 million, for the corresponding period in 1996. The decrease resulted primarily from the loss of revenue from Neozyme
II Corporation ("Neozyme II"), which was acquired by Genzyme in the fourth quarter of 1996 and which provided $5.4 million for the first quarter of 1996.

MARGINS AND OPERATING EXPENSES. Gross margins increased to 60% from 59% for the quarters ended March 31, 1997 and 1996, respectively. Product margins were 64% for the quarter ended March 31, 1997, level with the first quarter of 1996. Service margins were 27% for the quarter ended March 31, 1997, level with the first quarter of 1996.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 were $47.3 million, an increase of 26% over the same period in 1996. The increase resulted primarily from the acquisitions of Genetrix and DSP and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of Seprafilm[TM] and increased surgeon training costs related to Carticel[R].

Research and development expenses for the three months ended March 31, 1997 were $20.1 million, an increase of 14% over the same period in 1996 due to Genzyme General's commitment to fund development costs of the antithrombin III ("AT III") program being conducted by Genzyme Transgenics Corporation ("GTC").

OTHER INCOME AND EXPENSES. Other income and expenses decreased substantially due to the combined effect of a 44% decrease in investment income to $2.5 million and increases in interest expense and Genzyme's equity in the net losses of GTC and Diacrin/Genzyme LLC. Interest expense for the quarter ended March 31, 1997 was $2.7 million, as compared to $0.2 million for the same period of 1996. The increase resulted from interest on funds borrowed in 1996 to finance portions of the acquisitions of DSP and Neozyme II.


The tax provision for the quarter ended March 31, 1997 varies from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, benefits from operating loss carryforwards and nondeductible charges in connection with tax-free acquisitions. The effective tax rate was 39.5% for the three months ended March 31, 1997 as compared to 38% for the corresponding period in 1996. The increase in the rate was due to higher nondeductible intangible amortization and to lower benefits from available operating loss carryforwards.

  GENZYME GENERAL

REVENUES. Total revenues for the three months ended March 31, 1997 were $144.6 million, an increase of 29% over the corresponding period in 1996. Product and service revenues were $142.9 million, an increase of 35% over the same period in 1996. Product revenues for the three months ending March 31, 1997 increased 38% to $128.2 million from $92.8 million for the corresponding period in 1996, due primarily to the addition of sales through the acquisition of DSP and to increased sales of Ceredase[R] enzyme and Cerezyme[R] enzyme.

Sales of Specialty Therapeutics in the three months ended March 31, 1997 consisted entirely of sales of Ceredase[R] enzyme and Cerezyme[R] enzyme and increased 30% due to increased shipments resulting from successful market penetration efforts in Japan and continued growth in new patient accruals in existing markets. Genzyme General's results of operations are highly dependent on these products which, with combined sales for the three months ended March 31, 1997 and 1996 of $76.4 million and $58.8 million, respectively, represented 60% and 63%, respectively, of consolidated product sales.

Product sales for the Surgical Products business unit during the first three months of 1997, were $26.9 million and consisted primarily of sales by DSP. DSP's product sales for the first quarter of 1996, which are not included in the results for Genzyme General, were $27.7 million.

Product sales during the first quarter of 1997 by the Diagnostic Products business unit increased by 5% over the same period in 1996 as a result of growth in most product lines, most notably sales of the Direct LDL[TM] test and immunobiologicals. Total Pharmaceutical product sales declined 55% in the first quarter of 1997 as compared to 1996 as a result of a significant decline in sales of Melatonin, despite a 48% increase in sales of pharmaceutical grade HA powder and other pharmaceutical products. Melatonin sales began to decline materially in the second half of 1996 due to reduced market demand, and Genzyme General does not expect that Melatonin sales will return to the levels experienced during the first half of 1996.

Revenues for Genzyme Genetics increased 14% in the first quarter of 1997 as compared to the first quarter of 1996. The increase was due to higher unit volumes attributable to the acquisition of Genetrix and to changes in service pricing and was offset by the loss of revenue from GDI, which was sold in November 1996. GDI contributed $3.5 million in revenues in the first quarter of 1996. Genetrix service revenues for the first quarter of 1996, which are not included in the results of Genzyme General, were $5.4 million.

International sales for the three months ended March 31, 1997 declined to 33% from 37% for the first quarter of 1996, as the addition of domestic sales by DSP offset a 41% increase in the combined international sales of Ceredase[R] and Cerezyme[R] enzymes.

Revenues from research and development contracts for the three months ended March 31, 1997 were $1.7 million, as compared to $6.1 million for the corresponding period in 1996, a decrease of 72%, due primarily to the absence of revenue from Neozyme II, which was acquired by Genzyme in the fourth quarter of 1996 and which provided $5.4 million for the first quarter of 1996. Excluding the effect of the acquisition of Neozyme II, research and development revenue increased by 162% in the first quarter of 1997 as compared to the same period of 1996, due primarily to an increase in research and development efforts related to the AT III program performed by Genzyme General on behalf of GTC.

MARGINS AND OPERATING EXPENSES. Gross margins were 61% for the quarter ended March 31, 1997, level with the first quarter of 1996. Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins were 64% for the quarter ended March 31, 1997, level with the first quarter of 1996. Service margins increased to 37% for the three months ended March 31, 1997 from 36% for the corresponding period in 1996 due to completion of the consolidation of Genzyme Genetics with Genetrix, the sale of GDI, and the resulting elimination of redundant facilities and staffing. Genzyme General expects service margins to continue to improve in 1997 due to the continued realization of economies of scale from the consolidation of testing laboratories.

SG&A expenses for the three months ended March 31, 1997 were $40.1 million, an increase of 31% over the same period in 1996. The increase was due primarily to the acquisition of Genetrix and DSP and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of Seprafilm[TM]. DSP added $7.4 million in SG&A expenses for the first quarter of 1997. For the first quarter of 1996, DSP incurred SG&A expenses of $8.7 million which are not included in the results of Genzyme General. Charges for the amortization of intangibles increased to $3.2 million in the first quarter of 1997, as compared to the same period of 1996 due to the addition of acquired patents and tradenames and goodwill recorded as a result of the acquisitions of Genetrix and DSP.

Research and development expenses for the three months ended March 31, 1997 were $17.3 million, an increase of 13% over the same period in 1996 due to Genzyme General's funding of the development costs of the AT III program being conducted by GTC and increased spending on internal programs, most notably Thyrogen[R].

OTHER INCOME AND EXPENSES. Other income and expense decreased substantially due to the combined effect of a decrease in investment income and an increase in interest expense related to funds borrowed under the Company's revolving credit facility. Investment income for the quarter ended March 31, 1997 decreased to $2.3 million from $3.9 million for the same period in 1996, due primarily to lower average cash and investment balances. Interest expense for the quarter ended March 31, 1997 was $2.3 million, as compared to $0.2 million, for the same period of 1996. The increase resulted from interest on funds borrowed in 1996 to finance portions of the acquisitions of DSP and Neozyme
II.

Genzyme General consolidates 100% of the losses generated by the Joint Venture with GDP. For the quarter ended March 31, 1997, the Joint Venture incurred net losses of approximately $0.7 million, due primarily to the costs associated with the U.S. market introduction of Seprafilm[TM].

The tax provision for the quarter ended March 31, 1997 varies from the U.S. statutory tax rate because of the provision for state income taxes, Genzyme General's share of losses of subsidiaries which generate no current tax benefit, tax credits and taxes on foreign earnings. The effective tax rate was 38.8% for the three months ended March 31, 1997, a slight increase over the corresponding period in 1996. The allocated tax benefit generated by GTR of $4.5 million and $3.5 million, respectively, reduced Genzyme General's tax rate for the three months ended March 31, 1997 and 1996 to 22.4% and 24.9%, respectively.

  GENZYME TISSUE REPAIR

REVENUES. Service revenues for the three months ended March 31, 1997 and 1996 were $2.0 million and $1.7 million, respectively, an increase of 16%. Sales of the Carticel[R] Service were $1.1 million for the three months ended March 31, 1997 as compared to $0.5 million for the comparable period in 1996. The growth in Carticel[R] sales is primarily attributable to a continued increase in the number of surgeons trained in the procedure utilizing the Service. Sales of Epicel[SM] Service declined 31% to $0.9 million in the three months ended March 31, 1997 from $1.2 million in the same period of 1996 due to a decrease in the number of burn incidents requiring the service.

MARGINS AND OPERATING EXPENSES. Genzyme Tissue Repair's cost of services sold exceeded revenue for the first quarter of 1997 and 1996, by 44% and 42%, respectively, due to increased spending for the expansion of manufacturing capacity.

SG&A expenses were $6.5 million for the three months ended March 31, 1997, an increase of 5% over the same period in 1996. The increase resulted from staffing and expenses to support revenue growth and increased surgeon training costs related to the Carticel[R] Service.

Genzyme Tissue Repair incurs direct SG&A charges as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of Genzyme Tissue Repair. In the first quarter of 1997, $2.4 million of SG&A services were provided by Genzyme General as compared to $3.6 million in the first quarter of 1996. The 33% reduction in SG&A services provided by Genzyme General was offset by a 58% increase in direct SG&A expenses incurred by GTR.

Research and development expenses were $2.8 million and $2.4 million for the three months ended March 31, 1997 and 1996, respectively, an increase of 17%. Increased spending associated with the TGF(beta)2 program was offset by a decline in costs related to the Vianain[R] program. In the first quarter of 1997, $1.9 million of research and development services were provided to Genzyme Tissue Repair by Genzyme General, compared to $1.7 million in the first quarter of 1996.

OTHER INCOME AND EXPENSES
Investment income declined to $0.2 million in the first quarter of 1997 from $0.6 million in the same period of 1996, due primarily to lower average cash balances.

Interest expense for the first quarter of 1997 increased to $377,000 from $4,000 in the first quarter of 1996, as a result of a 20% increase in borrowings under the Company's revolving credit facility and the addition of $11.5 million of debt from the private placement of GTR's 5% convertible notes in February 1997 (see "Liquidity and Capital Resources").

In the first quarter of 1997, Genzyme Tissue Repair provided $1.8 million of funding to, and realized a net loss of $1.6 million from, Diacrin/Genzyme LLC, the joint venture established between Genzyme Tissue Repair and Diacrin, Inc. to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans.

LIQUIDITY AND CAPITAL RESOURCES

  GENZYME CORPORATION AND SUBSIDIARIES

As of March 31, 1997, Genzyme had cash, cash equivalents and marketable securities of $182.0 million, a decline of $5.9 million from December 31, 1996, primarily due to payment of $104.5 million of debt and capital lease obligations in the first quarter, of which $100.0 million represents a reduction in Genzyme's outstanding debt under the Company's $225.0 million revolving credit facility. At March 31, 1997, $118.0 million was outstanding under the revolving credit facility, of which $100.0 million was allocated to Genzyme General and $18.0 million was allocated to Genzyme Tissue Repair. Genzyme generated $6.4 million of cash from operations. Investing activities generated $10.6 million of cash in the first quarter of 1997. Turnover of the investment portfolio provided $19.4 million of cash, of which $4.3 million was used to finance manufacturing capacity expansion, $1.8 million was allocated to Genzyme Tissue Repair to fund its investment in Diacrin/Genzyme LLC, $1.7 million of funds were distributed to PharmaGenics pursuant to the terms of a pre-acquisition credit facility provided to PharmaGenics by Genzyme and $1.0 million was used to fund other noncurrent assets. Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan were $91.9 million for the first quarter of 1997 and included $87.0 million of cash related to certain warrants exercised immediately prior to December 31, 1996 and classified as Other current assets in Genzyme's balance sheet as of December 31, 1996.

As of March 31, 1997, Genzyme had accounts receivable of $119.7 million, net of an allowance for doubtful accounts, an increase of $2.9 million from December 31, 1996 due to the growth in each of Genzyme's businesses. Genzyme had inventories of $129.6 million, an increase of $4.3 million over December 31, 1996. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit inventories as a result of increased production of Cerezyme[R] and in the Surgical Products business unit in support of the introduction of Seprafilm[TM] in the North American marketplace.

  GENZYME GENERAL

As of March 31, 1997, Genzyme General had cash, cash equivalents and marketable securities of $162.4 million, a decline of $9.3 million from December 31, 1996, primarily due to payment of $104.5 million of debt and capital lease obligations in the first quarter, of which $100.0 million represents a reduction in Genzyme General's outstanding debt under the Company's revolving credit facility. Genzyme General generated $15.6 million of cash from operations. Investing activities generated $12.7 million of cash in the first quarter of 1997. Turnover of the investment portfolio provided $19.1 million of cash, of which $4.2 million was used to finance manufacturing capacity expansion and $1.7 million of funds were distributed to PharmaGenics pursuant to the terms of a pre-acquisition credit facility provided to PharmaGenics by Genzyme and $0.5 million was used to fund other noncurrent assets. Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan were $91.8 million for the first quarter of 1997 and included $87.0 million of cash related to certain warrants exercised immediately prior to December 31, 1996 which were classified as Other current assets in Genzyme General's balance sheet as of December 31, 1996. In the first quarter of 1997, $1.8 million of Genzyme General's cash was allocated to Genzyme Tissue Repair to fund its investment in Diacrin/Genzyme LLC.

As of March 31, 1997, Genzyme General had accounts receivable of $118.1 million, net of an allowance for doubtful accounts, and increase of $2.9 million from December 31, 1996 due to the growth in each of Genzyme General's businesses. Genzyme General had inventories of $127.8 million, an increase of $4.4 million over December 31, 1996. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit inventories as a result of increased production of Cerezyme[R] and in the Surgical Products business unit in support of the introduction of Seprafilm[TM] in the North American marketplace.

Genzyme General expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for at least the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing the market introduction of the Sepra Products in the United States and Europe and making certain payments to third parties in connection with strategic collaborations. Genzyme General's cash resources also will be diminished upon repayment of amounts borrowed, plus accrued interest, under the revolving facility and if its option to acquire the partnership interests in GDP is exercised using cash to pay some or all the exercise price. In addition, the liabilities or contingencies of Genzyme Tissue Repair affect Genzyme's resources or financial condition and could affect the financial condition or results of operations of Genzyme General. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on terms reasonably acceptable to Genzyme.

  GENZYME TISSUE REPAIR

In the first quarter of 1997, Genzyme Tissue Repair used $9.2 million of cash for operations. These expenditures were financed by the issuance of common stock through exercises of stock options and warrants, through the issuance of the 5% convertible note and the allocation of $1.8 million from Genzyme General as funding for Genzyme Tissue Repair's investment in Diacrin/Gemzyme LLC. As of March 31, 1997, $18 million of funds borrowed by Genzyme Tissue Repair in December 1996 under the revolving credit facility remained outstanding. In February 1997, Genzyme Tissue Repair raised $13 million through the private placement of a 5% convertible note to an affiliate of Credit Suisse First Boston due February 27, 2000. The note is convertible beginning May 29, 1997 into shares of GTR stock, and beginning in August 1997, at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the note was issued and will increase to 11%, at various intervals, at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue. In the first quarter of 1997, Genzyme Tissue Repair recorded $11.5 million of proceeds attributable to the value of the debt and $1.5 million attributable to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to earnings available to common stockholders over the term of the initial 15 month conversion period.

Genzyme Tissue Repair does not expect its available cash and investments will be sufficient to finance planned operations and capital requirements through the end of 1997 and must raise significant additional capital in order to continue operations at current levels. Genzyme Tissue Repair's plans to raise additional capital include consideration of the sale of additional equity securities, strategic alliances with third parties to fund further development and marketing of the Carticel[R] Service and other business transactions that would generate capital resources to assure continuation of Genzyme Tissue Repair's operations and research programs. If these initiatives are not successful, Genzyme Tissue Repair may be required to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that the division would otherwise undertake itself.

SUBSEQUENT EVENTS

In April 1997, the Genzyme Board voted, subject to approval of the stockholders, to adopt an amendment to the Director Plan which would increase the number of shares of GGD Stock and GTR Stock available for issuance under the Director Plan by 33,600 shares and 30,000 shares, respectively, to 233,600 shares of GGD Stock and 100,000 shares of GTR Stock.

On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat[TM] coating solution for the reduction of adhesions in abdominal and pelvic surgery. Sepracoat[TM] is a liquid formulation of HA designed to reduce adhesion formation caused by indirect trauma, such as incidental abrasions from tissue handling or tissue drying due to exposure and is currently marketed in Europe by Genzyme. The panel agreed that the product appears to be safe but indicated that Genzyme had not presented sufficient evidence of clinical effectiveness. The panel's recommendation will be considered in the FDA's final review of Genzyme's premarket approval application for Sepracoat[TM]. The recommendation is not binding on the FDA, but the agency usually follows the advice of its panels. The panel's recommendation does not affect Seprafilm[TM], which received FDA approval in August 1996 and is marketed globally. Genzyme is considering options for further clinical studies of Sepracoat[TM], possibly in combination with Seprafilm[TM].

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1997


PART II.    OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On February 28, 1997, Genzyme Tissue Repair raised $13 million through the private placement of a 5% convertible note (the "Note"), to an affiliate of Credit Suisse First Boston due February 27, 2000. Genzyme believes that the sale of the Note to a single purchaser without general solicitation qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933. The Note is convertible beginning May 29, 1997 into shares of GTR stock and, beginning in August 1997, at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date of the Note was issued and will increase to 11% at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                   3.1 Restated Articles of Organization of Genzyme, as amended. Filed herewith.

                  10.1 Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-18554) and incorporated herein by reference.

                  10.2 Tax Indemnification Agreement. Filed as Exhibit 10.2 to GDP's report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-18554) and incorporated herein by reference.

                  10.3  Marketing and Distribution Agreement. Filed as Exhibit
                        10.3 to GDP's report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-18554) and incorporated herein by reference.

                  11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith

                  27 Financials Data Schedule for Genzyme Corporation (for EDGAR filing purposes only). Filed herewith.

            (b)   Reports on Form 8-K

                  On February 4, 1997, the Company filed a current report on form 8-K to provide certain pro forma financial information as of September 30, 1996 for Genzyme and Genzyme General and historical financial statements for Neozyme II.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1997




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GENZYME CORPORATION

DATE:   May 15, 1997                     By: /s/ David J. McLachlan
                                             ----------------------------------
                                             David J. McLachlan
                                             Duly Authorized Officer and
                                             Executive Vice President, Finance;
                                             Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1997


                                  EXHIBIT INDEX

Exhibit
  No.                                Description                        Page No.
------                               -----------                        -------

 3.1        Restated Articles of Organization, as amended. Filed
            herewith.                                                      32

10.1        Amended and Restated Joint Venture Agreement between
            Genzyme and GDP. Filed as Exhibit 10.1 to GDP's report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.2 Tax Indemnification Agreement. Filed as Exhibit 10.2 to GDP's report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.3        Marketing and Distribution Agreement. Filed as Exhibit
            10.3 to GDP's report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

11          Computation of weighted average shares used in computing
            earnings per share amounts. Filed herewith                     59

27          Financials Data Schedule for Genzyme Corporation (for
            EDGAR filing purposes only). Filed herewith.                   61