Form 10-K/A
period 1996-12-31
GENZYME CORP
filed 1997-06-30
CIK 732485

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

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

                                 (617) 252-7500
              (Registrant's telephone number, including area code)
                            -------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:
          GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GGD STOCK")
       TISSUE REPAIR DIVISION COMMON STOCK, $0.01 PAR VALUE ("GTR STOCK")
                            GGD STOCK PURCHASE RIGHTS
                            GTR STOCK PURCHASE RIGHTS
                            -------------------------

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

         Number of shares of the Registrant's GGD Stock outstanding as of March 1, 1997: 75,682,805

         Number of shares of the Registrant's GTR Stock outstanding as of March 1, 1997: 13,188,459

                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1997 are incorporated by reference into Part III of the Registrant's Form 10-K amended hereby.


================================================================================

This report on Form 10-K/A constitutes Amendment No. 1 to the registrant's Form 10-K for the year ended December 31, 1996. The items hereby amended are as follows:



     - Item 6 is deleted in its entirety and replaced with the following.


     - Item 7 is deleted in its entirety and replaced with the following.

     - Item 14 is hereby amended as follows:





         - Exhibit 23.2, Consent of Coopers & Lybrand L.L.P., independent accountants relating to the Annual Report of Genzyme Corporation Retirement Savings Plan (the "Plan") is filed herewith.


         - Exhibit 99.1 to include information, financial statements and exhibits required by Form 11-K related to the Plan is filed herewith.

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
                                                         ========     ========     ========     ========     ========


CONSOLIDATED STATEMENT OF OPERATIONS DATA (CONTINUED)(1)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA:                                           1996         1995         1994         1993         1992
                                                             ----         ----         ----         ----         ----
  ATTRIBUTABLE TO THE GENERAL DIVISION:
    Net income (loss) (5,6) ........................     $(30,502)    $ 43,680     $ 32,054     $ 18,020     $(29,809)
                                                         ========     ========     ========     ========     ========

    Per common and common equivalent share (5,6):
       Net income (loss) ...........................     $  (0.45)    $   0.73     $   0.61     $   0.34     $  (0.67)
                                                         ========     ========     ========     ========     ========


       Average shares outstanding ..................       68,289       60,185       52,338       52,500       44,740
                                                         ========     ========     ========     ========     ========


  ATTRIBUTABLE TO THE TISSUE REPAIR DIVISION:
    Net loss (5) ...................................     $(42,315)    $(22,030)    $(15,751)    $(24,115)    $   (508)
                                                         ========     ========     ========     ========     ========

    Per common share (5) ...........................     $  (3.38)    $  (2.28)    $  (4.40)    $  (7.43)    $  (0.17)
                                                         ========     ========     ========     ========     ========

          Average shares outstanding ...............       12,525        9,659        3,578        3,245        3,019
                                                         ========     ========     ========     ========     ========


CONSOLIDATED BALANCE SHEET DATA (1):                                           DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA:                                          1996        1995        1994        1993        1992
                                                            ----        ----        ----        ----        ----

Cash and investments (7) ...........................  $  187,955    $326,236    $153,460    $168,953
                                                                                                        $248,325
Working capital ....................................     395,605     352,410     103,871      99,605     166,324
Total assets .......................................   1,270,508     905,201     658,408     542,052     481,896
Long-term debt and capital lease obligations
 excluding current portion (8) .....................     241,998     124,473     126,729     144,674     105,369
Stockholders' equity (9) ...........................     902,309     705,207     418,964     334,072     322,613

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
                                                                  ========     ========     ========     ========     ========

COMBINED STATEMENT OF OPERATIONS DATA (CONTINUED)(1)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                      1996         1995         1994         1993         1992
                                                                      ----         ----         ----         ----         ----
GENERAL DIVISION COMMON SHARE DATA:
Net income (loss) attributable to General Stock (5,6) ......      $(30,502)    $ 43,680     $ 32,054     $ 18,020     $(29,809)
                                                                  ========     ========     ========     ========     ========

Per General Division Common and common
 equivalent share (5,6):
    Net income (loss) ......................................      $  (0.45)    $   0.73     $   0.61     $   0.34     $  (0.67)
                                                                  ========     ========     ========     ========     ========

    Average shares outstanding .............................        68,289       60,185       52,338       52,500       44,740
                                                                  ========     ========     ========     ========     ========

COMBINED BALANCE SHEET DATA (1):                                                          DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                                 1996        1995       1994       1993       1992
                                                                 ----        ----       ----       ----       ----

Cash and investments (7) ................................  $  171,725    $278,663   $128,652   $168,953   $248,325
Working capital .........................................     381,373     308,036     83,314     99,503    166,101
Total assets ............................................   1,229,519     854,586    630,144    532,357    481,896
Long-term debt and capital lease obligations
 excluding current portion (8) ..........................     223,998     124,473    126,555    144,674    105,369
Division equity (9) .....................................     884,225     659,281    395,651    324,391    322,390

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

TISSUE REPAIR DIVISION


COMBINED STATEMENT OF OPERATIONS DATA
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  FOR THE YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                      1996         1995         1994         1993       1992
                                                                      ----         ----         ----         ----       ----
Revenues:
    Net service sales ........................................    $  7,312     $  5,220     $    324     $      -     $    -
    Related party revenues:
      Technology license fee(1) ..............................           -            -            -        2,000          -
      Revenues from research and development
          contracts: .........................................           -            -            -        2,684      2,666
                                                                  --------     --------     --------     --------     ------
                                                                     7,312        5,220          324        4,684      2,666
Operating costs and expenses:
    Cost of services sold ....................................      11,193        4,731          287            -          -
    Selling, general and administrative ......................      27,111       12,927          964          701        823
    Research and development (including
     research and development related to contracts) ..........      10,880       10,938        3,638        2,805      2,351
    Purchase of in-process research and
     development (2) .........................................           -            -       11,215       25,000          -
                                                                  --------     --------     --------     --------     ------
                                                                    49,184       28,596       16,104       28,506      3,174
                                                                  --------     --------     --------     --------     ------
Operating loss ...............................................     (41,872)     (23,376)     (15,780)     (23,822)      (508)

Other income and (expenses):
    Equity in loss of joint venture ..........................      (1,727)           -            -            -          -
    Investment income ........................................       1,432        1,386           29            -          -
    Interest expense .........................................        (148)         (40)           -            -          -
                                                                  --------     --------     --------     --------     ------
                                                                      (443)       1,346           29            -          -
                                                                  --------     --------     --------     --------     ------
Loss before income taxes .....................................     (42,315)     (22,030)     (15,751)     (23,822)      (508)
Provision for income taxes ...................................           -            -            -          (38)         -
                                                                  --------     --------     --------     --------     ------
Tax benefit allocated to General Division ....................           -            -            -         (255)         -
                                                                  --------     --------     --------     --------     ------
Net loss attributable to Tissue Repair Division stock (4) ....    $(42,315)    $(22,030)    $(15,751)    $(24,115)    $ (508)
                                                                  ========     ========     ========     ========     ======
Per Tissue Repair Division common share:
    Net loss(4) ..............................................    $  (3.38)    $  (2.28)    $  (4.40)    $  (7.43)    $(0.17)
                                                                  ========     ========     ========     ========     ======
    Weighted average shares outstanding(4) ...................      12,525        9,659        3,578        3,245      3,019
                                                                  ========     ========     ========     ========     ======



(DOLLARS IN THOUSANDS)                                                                     DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
COMBINED BALANCE SHEET DATA (1):                                      1996         1995         1994         1993       1992
Cash and investments (5)......................................     $16,230      $47,573      $24,808      $     -      $   -
Working capital ..............................................      14,232       44,374       20,557            -       (149)
Total assets .................................................      42,593       52,649       28,435            -          -
Long-term debt(6) ............................................      18,000            -            -            -          -
Division equity(7) ...........................................      18,084       45,926       23,313            -       (149)

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


          Selling, general and administrative ("SG&A") expenses for 1996 were $162.3 million, an increase of 47% over 1995. The increase resulted primarily from the acquisitions of DSP and Genetrix and increased staffing in support of the growth in several product lines and the growth in sales of the CARTICEL(R) Service.


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


          SG&A expenses for 1995 were $110.4 million, an increase of 36% over 1994. The increase resulted primarily from increased staffing in support of the growth in several product lines, the launch of the CARTICEL(R) Service by Genzyme Tissue Repair and ongoing operating expenses associated with Sygena A.G. ("Sygena"), a Swiss pharmaceutical company acquired by Genzyme General in July 1994.

          Research and development expenses for 1995 were $68.8 million, an increase of 24% over 1994 due to increased efforts on behalf of Neozyme II and increased spending on internal programs.

          Genzyme recorded a charge in 1995 of $14.2 million for the purchase of in-process research and development in connection with the acquisition of IG.


          OTHER INCOME AND EXPENSES. Other income (expenses) were $7.5 million, compared to of ($3.4 million) in 1994 that was attributable to the write-off of impaired value of certain equity investments in the amount of $9.4 million and the settlement of a lawsuit with a payment of $2.0 million. Interest expense for 1995 was $1.1 million, net of capitalized interest of $9.0 million. Interest relating to Genzyme's 6 3/4% convertible subordinated notes was $6.8 million. These notes were converted to General Division Stock and GTR Stock in March 1996.


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


          SG&A expenses for 1996 were $135.2 million, an increase of 39% over 1995. The increase was due primarily to the acquisitions of DSP and Genetrix and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of the SeprafilmTM. DSP added $12.1 million in SG&A expenses in 1996. For the first half of 1996 and for 1995 and 1994, DSP incurred SG&A expenses of $15.7 million, $25.3 million and $27.6 million, respectively, which are not included in the results of Genzyme General. Genetrix did not contribute materially to SG&A expenses in 1996 due to the consolidation of its operations with Genzyme Genetics.


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


          The tax provision for 1996 varies from the U.S. statutory tax rate because of the provision for state income taxes, losses of unconsolidated affiliates, nondeductible intangible amortization, benefits from operating loss carryforwards and nondeductible charges in connection with tax-free acquisitions. In 1996, the effective tax rate before these acquisitions was 41%, compared to 38% in 1995. The increase in the rate was due to higher nondeductible intangible amortization in 1996 and to lower benefits from operating loss carryforwards available in 1996. The tax provision in 1996 resulted from taxes on foreign earnings and taxes on earnings before acquisition-related charges comprising charges for intangible amortization and incomplete technologies accruing from the acquisitions of DSP of Genetrix. The allocated tax benefit generated by Genzyme Tissue Repair of $17.0 million in 1996 and $8.9 million in 1995 reduced Genzyme General's tax rate to 12% and 33%, respectively.


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


          Sales of Specialty Therapeutic products in 1995 consisted primarily of sales of Ceredase(R) enzyme and Cerezyme(R) enzyme. HA Powder sales were reclassified as Pharmaceuticals product sales beginning in the fourth quarter of 1995. Sales of Ceredase(R) enzyme and Cerezyme(R) enzyme in 1995 increased 25% to $215.4 million due to increased shipments of these products, for which the rate of new patient accruals more than offset dosage reductions. Ceredase(R) enzyme and Cerezyme(R) enzyme, together, represented 71% of consolidated product sales in 1995 compared to 72% in 1994.


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


          SG&A expenses for 1995 were $97.5 million, an increase of 22% over 1994. The increase was due primarily to increased staffing in support of the growth in several product lines, most notably in support of the European introduction of the Sepra Products, and to the ongoing operating expenses associated with Sygena.


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

          1995 COMPARED TO 1994


          REVENUES. Revenues for 1995 were $5.2 million compared to $0.3 million in 1994. Revenues in 1994 consisted solely of revenues from the sale of the Epicel(SM) Service for the period from December 16, 1994, the acquisition date of BioSurface, through December 31, 1994. Revenues for 1995 consisted primarily of $4.6 million in sales of Epicel(SM) Service and $0.6 million from sales of the CARTICEL(R) Service.


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

LIQUIDITY AND CAPITAL RESOURCES

   GENZYME CORPORATION AND SUBSIDIARIES


     At December 31, 1996, Genzyme had cash, cash equivalents and marketable securities of $188.0 million, excluding $87.0 million outstanding in respect of certain warrants exercised immediately prior to year end and received by Genzyme during the first week of January 1997, compared with $256.7 million at December 31, 1995, excluding long term investments of $69.6 million at December 31, 1995.



     Genzyme generated $40.0 million of cash from operations in 1996, compared to $44.7 million in 1995 and $33.0 million in 1994. The decrease from 1995 resulted primarily from increased losses at Genzyme Tissue Repair partially offset by lower working capital requirements in Genzyme General. Investing activities required cash of $292.2 million in 1996. Investing activities included the acquisition of DSP and Neozyme II for net cash of $303.3 million and $63.8 million of spending for property, plant and equipment, a 28% increase from 1995. This increase was primarily to build processing capability in Genzyme Tissue Repair for the CARTICEL service and in Genzyme General for completion of manufacturing capacity for Cerezyme(R), and for office and laboratory equipment. Turnover of the investment portfolio provided $85.3 million in funding for these activities with the balance financed by a revolving line of credit and the exercise of options and warrants.


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

   GENZYME GENERAL


          At December 31, 1996, Genzyme General had cash, cash equivalents and marketable securities of $171.7 million, excluding $87.0 million outstanding in respect of certain warrants exercised immediately prior to year end and received by Genzyme during the first week of January 1997, compared with $209.1 million, excluding $69.6 million in long-term investments at December 31, 1995. Genzyme General generated $80.2 million of cash from operations in 1996, compared to $64.1 million in 1995. The increase in 1996 over 1995 resulted from higher profits prior to non-cash charges for incomplete technology and other acquisition related, non-cash charges, and to lower increases in working capital.



          At December 31, 1996, Genzyme General had accounts receivable of $115.1 million, an increase of $28.0 million from December 31, 1995 due primarily to the DSP and Genetrix acquisitions and growth in each of the General Division's businesses. Accounts receivable at December 31, 1995 were $87.1 million, an increase of $10.5 million from December

31, 1994 due primarily to the growth in product sales by Specialty Therapeutics and Pharmaceuticals business units. At December 31, 1996, inventories increased 136% to $123.4 million, due primarily to the acquisition of DSP, increases in Ceredase(R) enzyme and Cerezyme(R) enzyme inventories and Sepra Product inventories in support of the launch Seprafilm(TM). Inventories at December 31, 1995 increased 42% to $52.3 million, compared to $36.8 million at December 31, 1994. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit to build Ceredase(R) enzyme inventories, in the Pharmaceuticals business unit to meet high demand for Melatonin and in anticipation of the launch of Seprafilm(TM).


          Investing activities required cash of $275.7 million in 1996 and $145.8 million in 1995. The increase resulted from the acquisition of DSP and Neozyme II for net cash of $303.3 million and spending for property, plant and equipment of $42.5 million, a decrease of 13% from 1995 and 58% from 1994. The decreases are due to lower rates of manufacturing capacity expansion and to the completion of the large-scale Cerezyme(R) manufacturing capacity in Boston, Massachusetts. Turnover of the investment portfolio provided $78.9 million in funding for these activities with the balance financed by a revolving line of credit and the exercise of options and warrants.


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

   GENZYME TISSUE REPAIR


          As of December 31, 1996, Genzyme Tissue Repair had cash and cash equivalents of $16.2 million, a decrease of $31.3 million from December 31, 1995. In 1996, Genzyme Tissue Repair used $40.2 million of cash for operations and $18 million for increased manufacturing capacity . These expenditures were financed by the issuance of common stock through exercises of stock options and warrants, $56 million from borrowings under the Revolving Facility, of which $38 million was repaid in 1996 and the allocation of $10 million from Genzyme General as described below.



          As of December 31, 1996, Genzyme Tissue Repair had accounts receivable of $1.7 million, a decrease of $.2 million from December 31, 1995. Inventories increased $1 million to $1.8 million as of December 31, 1996 compared to December 31, 1995. The increase resulted from an increase in the number of in-process biopsies for the CARTICEL(R) Service.


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


          FUTURE CAPITAL NEEDS. Although Genzyme currently has substantial cash resources, it has committed to utilize a portion of such funds for certain purposes, such as (i) completing the market introduction in the United States and Europe of the Sepra Products, (ii) completing the market introduction of Genzyme Tissue Repair's CARTICEL(R) Service and developing, producing and marketing other products through Genzyme Tissue Repair and (iii) making certain payments to third parties in connection with strategic collaborations. At December 31, 1996, Genzyme had approximately $275 million in cash and cash equivalents and marketable securities, which amount includes $87.0 million in respect of certain warrants exercised immediately prior to year end that was received by Genzyme during the first week of January 1997, and approximately $218 million outstanding under the Revolving Facility, $200 million of which was allocated to Genzyme General. Amounts borrowed under this Revolving Facility are payable on November 15, 1999. Genzyme's cash resources will be diminished upon repayment of amounts borrowed, plus accrued interest, under the Revolving Facility. In addition, should Genzyme exercise its option to acquire the partnership interests in GDP using cash to pay some or all the exercise price, its cash resources will be diminished. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on terms reasonably acceptable to Genzyme.


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



(C) EXHIBITS




EXHIBIT
  NO.                                        DESCRIPTION
-------  ------------------------------------------------------------------------------------
 *3.1    Restated Articles of Organization of Genzyme. Filed as Exhibit 3.1 to Genzyme's Form
         10-Q for the quarter ended June 30, 1996.
 *3.2    By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated December 31,
         1991.
 *4.1    Amended and Restated Rights Agreement, dated as of October 13, 1994 between Genzyme and American Stock Transfer and Trust Company. Filed as Exhibit 4 to Genzyme's Form
         8-K dated December 29, 1994.
 *4.2    Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of
         Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form 10-Q for the quarter ended March
         31, 1992.
 *4.3    Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG
         Laboratories, Inc., dated October 11, 1990, Commission File No. 0-18439.
*10.1    Leases by Whatman Reeve Angel Limited to Whatman Biochemicals Limited dated May 1,
         1981. Filed as Exhibit 10.12 to Genzyme's Registration Statement on Form S-1, File
         No. 33-4904.
*10.2    Lease dated as of September 15, 1989 for 95-111 Binney Street, Cambridge,
         Massachusetts between Genzyme and the Trustees of the Cambridge East Trust. Filed as
         Exhibit 10.2 to Genzyme's Form 10-K for 1992, and incorporated herein by reference.
         First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
         Form 10-K for 1993.
*10.3    Lease dated December 20, 1988 for Building 1400, One Kendall Square, Cambridge,
         Massachusetts between Genzyme and the Trustees of Old Binney Realty Trust, as
         amended by letters dated December 20, 1988, January 19, 1989 and January 31, 1989.
         Filed as Exhibit 10.18 to Genzyme's Form 10-K for 1988, and incorporated herein by reference. Addendum dated September 20, 1991 to Lease for Building 1400, One Kendall
         Square, Cambridge, Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form 10-Q dated
         September 30, 1991, and incorporated herein by reference. Addenda dated August 2,
         1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge,
         Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form 10-K for 1993.
*10.4    Lease dated December 20, 1988 for Building 700, One Kendall Square, Cambridge,
         Massachusetts between Genzyme and Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as Exhibit 10.19 to
         Genzyme's Form 10-K for 1988.
*10.5    Lease dated September 30, 1985 for 51 New York Avenue, Framingham, Massachusetts.
         Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Amendment No. 1, dated October 11, 1990, and Amendment No. 2, dated May
         12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
         Exhibit 10.5 to Genzyme's Form 10-K for 1993.
*10.6    Lease dated April 30, 1990 for 64 Sidney Street, Cambridge, Massachusetts between
         BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc.
         Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1, File No.
         33-55874.
*10.7    Sublease Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue,
         Framingham, Massachusetts between Genzyme and Prime Computer, Inc. Filed as Exhibit
         10.7 to Genzyme's Form 10-K for 1993.
*10.8    Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham,
         Massachusetts between Genzyme and Mark L. Fins, David J. Winstanley and Bruce A.
         Gurall, tenants in common. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1993.
*10.9    Lease dated June 1, 1992 for land at Allston Landing, Allston, Massachusetts between
         Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed
         as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.10   Underlease for Block 13 building at Kings Hill Business Park West Malling Kent among
         Rouse and Associates Block 13 Limited, Genzyme (UK) Limited and Genzyme Corporation.
         Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated
         December 31, 1991, filed on March 2, 1992.
*10.11   Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme
         Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration Statement on Form
         S-4, File No. 33-32343.
*10.12   Cross License Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's
         Registration Statement on Form S-4, File No. 33-32343.
*10.13   Development Agreement dated as of September 13, 1989 between Genzyme Corporation and
         Genzyme Development Partners, L.P. Filed as Exhibit 10(cc) to Genzyme's Registration
         Statement on Form S-4, File No. 33-32343.
*10.14   Amendment No. 1 dated January 4, 1994 to Development Agreement dated as of September
         13, 1989 between Genzyme and Genzyme Development Partners, L.P. Filed as Exhibit
         10.14 to Genzyme's Form 10-K for 1993.
*10.15   Notice dated January 4, 1994 from Genzyme to Genzyme Development Partners, L.P.
         Filed as Exhibit 10.15 to Genzyme's Form 10-K for 1993.
*10.16   Notice dated January 13, 1995 from Genzyme to Genzyme Development Partners, L.P.
         Filed as Exhibit 10.16 to Genzyme's Form 10-K for 1994.
*10.17   Notice dated February 22, 1996 from Genzyme to Genzyme Development Partners, L.P.
         Filed as Exhibit 10.17 to Genzyme's Form 10-K for 1995.
*10.18   Partnership Purchase Option Agreement dated as of September 13, 1989 between Genzyme
         Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P.
         each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit
         10(dd) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.
*10.19   Partnership Purchase Agreement, undated and unexecuted, between Genzyme Corporation,
         Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A
         Limited Partner and the Class B Limited Partner, as the case may be. Filed as
         Exhibit 10(ee) to Genzyme's Registration Statement on Form S-4, File No. 33-32343.
*10.20   Joint Venture Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(ff) to Genzyme's
         Registration Statement on Form S-4, File No. 33-32343.
*10.21   Technology License and Supply Agreement dated as of September 8, 1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
*10.22   1988 Director Stock Option Plan. Filed as Annex VIII to Genzyme's Registration
         Statement on Form S-4, File No. 33-83346.
*10.23   1990 Equity Incentive Plan. Filed as Annex VII to Genzyme's Registration Statement
         on Form S-4, File No. 33-83346.
*10.24   1990 Employee Stock Purchase Plan. Filed as Annex IX to Genzyme's Registration
         Statement on Form S-4, File No. 33-83346.
*10.25   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri
         A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.26   Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as
         Exhibit 10.33 to Genzyme's Form 10-K for 1990, and incorporated herein by reference.
         Current schedule identifying the executives filed as Exhibit 10.32 to Genzyme's Form
         10-K for 1993.
*10.27   Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive.
         Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990, and incorporated herein by reference. Current schedule identifying the executives filed as Exhibit 10.33 to
         Genzyme's Form 10-K for 1993.
*10.28   Consulting Agreement dated March 1, 1993 between Genzyme and Henry E. Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for 1992, and incorporated herein by reference.
         Consulting Agreement dated February 3, 1994 between Genzyme and Henry E. Blair.
         Filed as Exhibit 10.35 to Genzyme's Form 10-K for 1993.
*10.29   Technology Transfer Agreement between Genzyme and Genzyme Transgenics Corporation
         ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement
         on Form S-1 of GTC (File No. 33-62872).
*10.30   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993.
         Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of GTC (File No.
         33-62872).
*10.31   Services Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit
         10.2 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.32   Series A Convertible Preferred Stock Purchase Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the Registration Statement on Form
         S-1 of GTC (File No. 33-62872).
*10.33   Convertible Debt and Development Funding Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed as Exhibit 10.39 to Genzyme's Form 10-K for 1995.
*10.34   Common Stock Purchase Agreement between Argus Pharmaceuticals, Inc. and Genzyme
         Corporation dated as of September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993.**
*10.35   Agreement and Plan of Reorganization dated as of July 25, 1994, as amended, among
         Genzyme Corporation, Phoenix Acquisition Corporation and BioSurface Technology, Inc.
         Filed as Annex X to Genzyme's Registration Statement on Form S-4, File No. 33-83346.
*10.36   Agreement and Plan of Merger dated as of January 11, 1996 among Genzyme, Genetrix,
         Inc and the Principal Stockholders of Genetrix. Filed as Exhibit 2 to Genzyme's
         Registration Statement on Form S-4, File No. 333-1105.
*10.37   License and Development Agreement between Celtrix Pharmaceuticals, Inc. ("Celtrix")
         and Genzyme Corporation dated as of June 24, 1994. Filed as Exhibit 10.42 to
         Celtrix's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.**
*10.38   Common Stock Purchase Agreement dated as of June 24, 1994 between Celtrix and
         Genzyme Corporation. Filed as Exhibit A to Schedule 13D filed by Genzyme on July 5,
         1994.
 10.39   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National Bank, as Administrative Agent, and The First National
         Bank of Boston, as Documentation Agent. Filed herewith.
 11      Computation of weighted average shares used in computing per share amounts. Filed herewith.
 21      Subsidiaries of the Registrant. Filed herewith.
 23.1    Consent of Coopers & Lybrand L.L.P. Filed herewith.
 23.2    Consent of Coopers & Lybrand L.L.P. relating to the Annual Report of Genzyme
         Corporation Retirement Savings Plan on Form 11-K.  Filed herewith.
 27.1    Financial Data Schedule for Genzyme General Division (for EDGAR filing purposes only).
 27.2    Financial Data Schedule for Genzyme Tissue Repair Division (for EDGAR filing purposes only).
 99.1   Information, financial statements and exhibits required by Form 11-K with respect to the Genzyme Corporation Retirement Savings Plan. Filed herewith.


---------------

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

                                       GENZYME CORPORATION

Date:  June 30, 1997                   By:   /s/David J. McLachlan


                                             David J. McLachlan
                                             Duly Authorized Officer and
                                             Executive Vice President, Finance;
                                             Chief Financial Officer

                         GENZYME CORPORATION FORM 10-K/A
                                 Amendment No. 1

                                  Exhibit Index
                                  -------------


                                                                                                  Sequential
Exhibit                                Description                                                    Page
-------                                -----------                                                ----------

   23.2 -    Consent of Coopers & Lybrand L.L.P., independent accountants                              29
             relating to the Annual Report of Genzyme Corporation Retirement
             Savings Plan as reported in Exhibit 99.1 to Genzyme's 1996
             Form 10-K/A.  Filed herewith.

   99.1 -    Information, financial statements and exhibits required
             by Form 11-K with respect to the Genzyme Corporation
             Retirement Savings Plan.  Filed herewith.                                                 31