Form 10-Q
period 1997-06-30
GENZYME CORP
filed 1997-08-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------
                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
The number of shares outstanding of each of the issuer's series of common stock as of July 31, 1997:

          Series                                   Outstanding at July 31, 1997
          ------                                   ----------------------------
Genzyme General Division Common Stock
 ("GGD Stock")                                              76,730,738

Genzyme Tissue Repair Division Common Stock
 ("GTR Stock")                                              15,715,885

Genzyme Molecular Oncology Division Common Stock
 ("GMO Stock")                                               3,928,571

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997



NOTE REGARDING FORWARD-LOOKING STATEMENTS: This report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning the Company's future revenues, operations and expenditures. These statements represent the expectations of Genzyme's management as of the filing date of this Form 10-Q. The Company's actual results could differ materially from those forward-looking statements due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products and services, (ii) decisions made by the U.S. Food and Drug Administration (the "FDA") regarding the indications for which the Company's products may be approved, (iii) the actual size of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and competition and (vii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (the "1996 Genzyme 10-K/A").

                      GENZYME CORPORATION AND SUBSIDIARIES

                                              FORM 10-Q, JUNE 30, 1997
                                                  TABLE OF CONTENTS

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

     GENZYME GENERAL

       Combined Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996....................   4
       Combined Balance Sheets as of June 30, 1997 and December 31, 1996..............................................   5
       Combined Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996..............................   6
       Notes to Unaudited Combined Financial Statements...............................................................   7

     GENZYME TISSUE REPAIR

       Combined Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996....................   9
       Combined Balance Sheets as of June 30, 1997 and December 31, 1996..............................................  10
       Combined Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996..............................  11
       Notes to Unaudited Combined Financial Statements...............................................................  12

     GENZYME MOLECULAR ONCOLOGY

       Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 and Cumulative from
         December 1, 1994 (Date of Inception) through June 30, 1997 ..................................................  13
       Balance Sheets as of June 30, 1997 and December 31, 1996.......................................................  14
       Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 and Cumulative from
         December 1, 1994 (Date of Inception) through June 30, 1997...................................................  15
       Notes to Unaudited Financial Statements........................................................................  16

     GENZYME CORPORATION AND SUBSIDIARIES

       Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996...............   18
       Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..........................................  20
       Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996..........................  21
       Notes to Unaudited Consolidated Financial Statements...........................................................  22

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.................   25

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk............................................   30

PART II.       OTHER INFORMATION

ITEM 2.        Changes in Securities.................................................................................   31

ITEM 4.        Submission of Matters to a Vote of Security Holders...................................................   31

ITEM 6.        Exhibits and Reports on Form 8-K......................................................................   33

Signatures...........................................................................................................   34

GENZYME GENERAL

COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                    ----------------------        -----------------------
                                                                        1997          1996            1997           1996
                                                                    --------      --------        --------       --------
Revenues:
    Net product sales............................................   $131,636      $ 91,087        $259,792       $183,902
    Net service sales............................................     14,295        16,761          29,051         29,668
    Revenues from research and development contracts.............      1,683         6,140           3,377         12,201
                                                                    --------      --------        --------       --------
     Total revenues..............................................    147,614       113,988         292,220        225,771

Operating costs and expenses:
    Cost of products sold........................................     45,498        29,164          92,010         62,488
    Cost of services sold........................................      8,979        11,424          18,295         19,651
    Selling, general and administrative..........................     40,801        31,747          81,673         63,057
    Research and development.....................................     18,976        16,215          36,300         31,551
    Amortization of intangibles..................................      3,164         1,520           6,360          2,536
    Acquisition restructuring costs..............................          -         1,465               -          1,465
                                                                    --------      --------        --------       --------
     Total operating costs and expenses..........................    117,418        91,535         234,638        180,748
                                                                    --------      --------        --------       --------

Operating income.................................................     30,196        22,453          57,582         45,023

Other income and (expenses):
    Equity in net loss of unconsolidated subsidiaries............       (783)       (1,121)           (853)        (2,058)
    Gain on investment...........................................          -         1,711               -          1,711
    Investment income............................................      2,594         4,226           4,912          8,144
    Interest expense.............................................     (1,719)         (186)         (4,000)          (395)
                                                                    --------      --------        --------       --------
     Total other income (expenses)...............................         92         4,630              59          7,402
                                                                    --------      --------        --------       --------

Income before income taxes.......................................     30,288       27,083           57,641         52,425
Provision for income taxes.......................................    (11,533)      (11,104)        (22,159)       (20,909)
                                                                    --------      --------        --------       --------

Net income.......................................................     18,755        15,979          35,482         31,516

Allocated tax benefit generated by Genzyme Tissue Repair.........      4,327         4,305           8,838          7,802

Allocated tax benefit generated by Genzyme Molecular Oncology....        201             -             201              -
                                                                    --------      --------        --------       --------

Net income attributable to Genzyme General Stock.................   $ 23,283      $ 20,284        $ 44,521       $ 39,318
                                                                    ========      ========        ========       ========

Income per Genzyme General common and common equivalent share:
    Net income...................................................   $   0.30      $   0.27        $   0.57       $   0.54
                                                                    ========      ========        ========       ========

    Average shares outstanding...................................     78,130        73,908          78,184         72,880
                                                                    ========      ========        ========       ========


Income per Genzyme General common share assuming full dilution:
    Net income...................................................   $   0.30      $   0.27        $   0.57       $   0.53
                                                                    ========      ========        ========       ========

    Average fully diluted shares outstanding.....................     78,791        73,934          78,514         74,300
                                                                    ========      ========        ========       ========






    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

COMBINED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)



                                                                                        JUNE 30,         DECEMBER 31,
                                                                                            1997                 1996
                                                                                      ----------           ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $   79,187           $   77,220
   Short-term investments ......................................................          47,243               56,290
   Accounts receivable, less allowance for doubtful accounts ...................         118,655              115,156
   Inventories .................................................................         135,299              123,442
   Prepaid expenses and other ..................................................          16,108               99,953
   Due from Genzyme Tissue Repair ..............................................             228                1,604
   Due from Genzyme Molecular Oncology .........................................           1,564                    -
   Deferred tax assets - current ...............................................          17,493               17,493
                                                                                      ----------           ----------
     Total current assets ......................................................         415,777              491,158

Property, plant and equipment, net .............................................         369,410              371,610

Other assets:
   Long-term investments .......................................................          26,618               38,215
   Note receivable - Genzyme Molecular Oncology ................................           2,500                    -
   Intangibles, net ............................................................         247,923              247,745
   Deferred tax assets - noncurrent ............................................          50,341               42,221
   Other .......................................................................          38,292               38,570
                                                                                      ----------           ----------
    Total other assets .........................................................         365,674              366,751
                                                                                      ----------           ----------
Total assets ...................................................................      $1,150,861           $1,229,519
                                                                                      ==========           ==========


                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ............................................................      $   17,287           $   20,522
   Accrued expenses ............................................................          56,728               67,645
   Income taxes payable ........................................................          27,554               17,926
   Deferred revenue ............................................................           2,860                2,693
   Current portion of long-term debt and capital lease obligations .............             837                  999
                                                                                      ----------           ----------
     Total current liabilities .................................................         105,266              109,785

Long-term debt and capital lease obligations ...................................         123,215              223,998
Other noncurrent liabilities ...................................................           1,573               11,511
                                                                                      ----------           ----------
    Total liabilities ..........................................................         230,054              345,294

Division equity ................................................................         920,807              884,225
                                                                                      ----------           ----------
Total liabilities and division equity ..........................................      $1,150,861           $1,229,519
                                                                                      ==========           ==========







    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      -----------------------------
                                                                                           1997                1996
                                                                                      ---------            --------
OPERATING ACTIVITIES:
   Net income ..................................................................      $  35,482            $ 31,516
   Reconciliation of net income to net cash from operating activities:
     Depreciation and amortization .............................................         14,830              11,708
     Provision for bad debts ...................................................          2,260               3,641
     Gain on sale of investment ................................................              -              (1,711)
     Accrued interest/amortization on bonds ....................................            578                 102
     Equity in net loss of unconsolidated affiliates ...........................            884               1,719
     Other .....................................................................            471                 (69)
     Increase (decrease) in cash from changes in working capital:
       Accounts receivable .....................................................         (9,102)            (10,315)
       Inventories .............................................................        (13,194)            (11,525)
       Prepaid expenses and other ..............................................         (2,547)               (116)
       Accounts payable, accrued expenses and deferred revenue .................           (634)             12,425
       Due from Genzyme Tissue Repair ..........................................          1,375                (185)
       Due from Genzyme Molecular Oncology .....................................           (430)                  -
                                                                                      ---------            --------
         Net cash provided by operating activities .............................         29,973              37,190

INVESTING ACTIVITIES:
   Cash allocated to Genzyme Tissue Repair .....................................        (13,977)            (10,000)
   Cash allocated to Genzyme Molecular Oncology ................................         (5,000)                  -
   Investment in unconsolidated affiliate ......................................              -              (1,674)
   Loans to affiliate ..........................................................              -              (1,468)
   Purchases of investments ....................................................        (25,424)            (70,931)
   Sales and maturities of investments .........................................         45,444              37,172
   Purchases of property, plant and equipment ..................................        (15,891)            (22,161)
   Other assets and other liabilities ..........................................         (9,495)             (2,987)
                                                                                      ---------            --------
         Net cash used by investing activities .................................        (24,343)            (72,049)

FINANCING ACTIVITIES:
   Proceeds from issuance of Genzyme General Stock .............................        100,792              15,773
   Payments of debt and capital lease obligations ..............................       (102,798)               (420)
                                                                                      ---------            --------
         Net cash (used by) provided by financing activities ...................         (2,006)             15,353

Effect of exchange rate changes on cash ........................................         (1,657)              1,229
                                                                                      ---------            --------
Increase (decrease) in cash and cash equivalents ...............................          1,967             (18,277)
Cash and cash equivalents, beginning of period .................................         77,220             103,631
                                                                                      ---------            --------
Cash and cash equivalents, end of period .......................................      $  79,187            $ 85,354
                                                                                      =========            ========






    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1996 Genzyme 10-K/A and the financial statements and footnotes for Genzyme General Division ("Genzyme General") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.


       The financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     INVENTORIES (IN THOUSANDS)

                                                                June 30, 1997     December 31, 1996
                                                                -------------     -----------------

              Raw materials...................................     $ 35,033            $ 30,243
              Work-in-process.................................       41,130              36,516
              Finished products...............................       59,136              56,683
                                                                   --------            --------
                                                                   $135,299            $123,442
                                                                   ========            ========

3.     ALLOCATIONS BY GENZYME GENERAL
       Pursuant to its option to allocate up to $20.0 million to Genzyme Tissue Repair Division ("Genzyme Tissue Repair" or "GTR"), in exchange for shares of GTR Stock at $10 per share, Genzyme General allocated $10.0 million of cash to GTR in June 1997 and 1,000,000 shares of GTR Stock were reserved for distribution or sale at the discretion of the Genzyme Board of Directors (the "Genzyme Board") for the benefit of Genzyme General or its stockholders ("GTR Designated Shares").

       In the six months ended June 30, 1997, Genzyme General allocated $4.1 million to GTR to fund GTR's investment in Diacrin/Genzyme LLC, a joint venture with Diacrin, Inc. ("Diacrin"), in exchange for 401,256 GTR Designated Shares which have been reserved for issuance at the Genzyme Board's discretion for the benefit of Genzyme General or its stockholders.

4.     PROVISION FOR INCOME TAXES
       The tax provisions for the three and six months ended June 30, 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible amortization of intangibles, Genzyme General's share of losses of unconsolidated affiliates and taxes on foreign earnings. The effective tax rate was 38.1% and 38.4% for the three and six months ended June 30, 1997, respectively, a slight decrease over the corresponding periods in 1996. The allocated tax benefit generated by GTR and Genzyme Molecular Oncology Division ("Genzyme Molecular Oncology" or "GMO") for the three and six months ended June 30, 1997 of $4.5 million and $9.0 million, respectively, reduced Genzyme General's tax rate to 23.1% and 22.8%, respectively.

5.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing net income per share ("EPS") than is currently required under the provisions of Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GGD Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). Basic EPS for Genzyme General for the quarter ended June 30, 1997 and June 30, 1996, would have been $0.31 and $0.30, respectively, and $0.59 for each of the six months ended June 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of diluted EPS for these quarters is not expected to be materially different than fully diluted EPS. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

6.     GMO
       The merger of PharmaGenics, Inc. ("PharmaGenics"), with and into Genzyme (the "Merger") was consummated on June 18, 1997 (see "Genzyme Molecular Oncology, Notes to Unaudited Financial Statements") herein. In connection with the Merger, Genzyme established GMO, a new division of Genzyme, which consists of all of PharmaGenics's business, several programs previously allocated to Genzyme General in the area of molecular oncology and Genzyme's rights under agreements with third parties relating to gene therapies for the treatment of cancer. As compensation to Genzyme General for its contribution to GMO, 6,000,000 shares of GMO Stock have been reserved for issuance at the discretion of the Genzyme Board for

                                 GENZYME GENERAL
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


6.     GMO (CONTINUED)
       the benefit of Genzyme General or its stockholders ("GMO Designated Shares"). The Genzyme Board may issue the GMO Designated Shares as a stock dividend to the holders of GGD Stock or it may sell such shares in a public or private sale and allocate all of the proceeds to Genzyme General. Genzyme's management and accounting policies require Genzyme to distribute GMO Designated Shares to holders of GGD Stock no later than November 30, 1998 or 360 days following completion of an initial public offering of GMO Stock, although Genzyme may elect to distribute these shares at any time.

       As of the date of the Merger, PharmaGenics had borrowed $2.5 million from Genzyme under a credit facility (the "PharmaGenics Note") which Genzyme had made available to PharmaGenics to fund PharmaGenics's documented operating costs. Upon consummation of the Merger, the PharmaGenics Note became a liability allocated to GMO, and the $2.5 million of outstanding principal is considered an intracompany loan by Genzyme General to GMO, due on February 10, 2002 and convertible at any time prior thereto, at the Genzyme Board's option, into GMO Designated Shares. The number of GMO Designated Shares resulting from any conversion of the PharmaGenics Note will be determined by dividing the principal and interest being converted by the GMO Conversion Price. See Note 2 -- "Genzyme Molecular Oncology, Notes to Unaudited Financial Statements."

       Genzyme allocated to Genzyme General a deferred tax asset of $2.9 million resulting from net operating losses available from the acquisition of PharmaGenics.

7.     JOINT VENTURE WITH GELTEX PHARMACEUTICALS, INC. ("GELTEX")
       In June 1997, Genzyme General and GelTex established RenaGel LLC, a joint venture for the final development and commercialization of RenaGel(R) non-absorbed phosphate binder, a novel approach to control the elevated serum phosphate levels that cause serious complications in chronic kidney failure patients. Funding for the joint venture will be provided equally by Genzyme and GelTex. The joint venture has rights to commercialize RenaGel(R) worldwide, except in Japan and certain Pacific Rim countries. GelTex contributed RenaGel(R) and the product's underlying patents and technologies to the joint venture. Pursuant to the terms of the joint venture agreement, Genzyme General will pay GelTex a total of $27.5 million, consisting of a $2.5 million equity investment (100,000 unregistered shares of GelTex common stock at $25.00 per share, which represent a less than 1% ownership in GelTex) which was made in June 1997, a $15.0 million payment on receipt of FDA marketing approval for RenaGel(R) and a $10.0 million payment one year following FDA marketing approval for RenaGel(R). Genzyme, as exclusive distributor for RenaGel LLC, will market and sell products for the joint venture pursuant to the terms of the joint venture agreement.

8.     DISTRIBUTION OF GTR DESIGNATED SHARES
       As of June 30, 1997, 3,160,939 GTR Designated shares had been allocated to Genzyme General as a result of cash and other assets allocated from Genzyme General to GTR since GTR's inception, of which 466,501 shares represent the remaining shares reserved for issuance upon the exercise of Genzyme General options and warrants outstanding as of December 1, 1994 ("GTR Date of Inception"). On June 30, 1997, the Genzyme Board declared a dividend of 2,685,941 GTR Designated Shares, which were distributed on July 22, 1997 to Genzyme General stockholders of record as of July 11, 1997 in a tax-free distribution of approximately .03 share of GTR Stock for each share of GGD Stock owned. In total, 2,294,613 shares of GTR Stock were issued to Genzyme General stockholders in the distribution and 391,328 shares of GTR Stock have been reserved for issuance upon the exercise of Genzyme General stock options and warrants outstanding on the record date.

9.     SUBSEQUENT EVENTS
       In July 1997, Genzyme General purchased 1,153,846 shares of ABIOMED, Inc. common stock for $13.00 per share for an aggregate investment of $14,999,998. As a result of the investment, Genzyme owns approximately 14% of ABIOMED, Inc.

       Pursuant to the Convertible Debt and Development Funding Agreement between Genzyme and Genzyme Transgenics Corporation ("GTC") as described in the 1996 Genzyme 10-K/A, Genzyme General has been funding GTC's development of transgenic antithrombin III ("ATIII"), a plasma protein that helps regulate blood clotting, since April 1, 1996. In July 1997, Genzyme and GTC announced that an agreement in principal had been reached on the key terms of a joint venture for further development, marketing and distribution of transgenic ATIII worldwide, excluding Asia. Genzyme General will provide 70% of the development costs up to a maximum of $33.0 million. GTC will fund the remaining 30% of the development costs. Both companies will fund equally any costs in excess of that level, and profits will be split equally.

GENZYME TISSUE REPAIR

COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                              JUNE 30,
                                                        ---------------------------           ---------------------------
                                                            1997               1996               1997               1996
                                                        --------           --------           --------           --------
Revenues:
    Net service sales ................................  $  2,654           $  1,647           $  4,641           $  3,361

Operating costs and expenses:
    Cost of services sold ............................     3,135              3,456              5,991              5,882
    Selling, general and administrative ..............     6,204              6,730             12,658             12,976
    Research and development .........................     2,228              2,350              4,996              4,704
                                                        --------           --------           --------           --------
     Total operating costs and expenses ..............    11,567             12,536             23,645             23,562
                                                        --------           --------           --------           --------

Operating loss .......................................    (8,913)           (10,889)           (19,004)           (20,201)

Other income (expenses):
    Interest income ..................................       212                390                398                964
    Interest expense .................................      (861)                (1)            (1,238)                (5)
    Equity in loss of joint venture ..................    (1,827)                 -             (3,416)                 -
                                                        --------           --------           --------           --------
     Total other income (expenses) ...................    (2,476)               389             (4,256)               959
                                                        --------           --------           --------           --------

Net loss .............................................  $(11,389)          $(10,500)          $(23,260)          $(19,242)
                                                        ========           ========           ========           ========

Per Genzyme Tissue Repair common share:
    Net loss .........................................  $  (0.86)          $  (0.83)          $  (1.76)          $  (1.55)
                                                        ========           ========           ========           ========

    Average shares outstanding .......................    13,238             12,576             13,208             12,411
                                                        ========           ========           ========           ========









    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR

COMBINED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)



                                                                                     JUNE 30,         DECEMBER 31,
                                                                                        1997                 1996
                                                                                     -------              -------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ...................................................     $20,900              $16,230
   Accounts receivable, less allowance for doubtful accounts ...................       2,281                1,677
   Inventories .................................................................       1,458                1,823
   Prepaid expenses and other ..................................................         231                  334
                                                                                     -------              -------
     Total current assets ......................................................      24,870               20,064

Property, plant and equipment, net .............................................      20,829               22,229

Other ..........................................................................       1,561                  300
                                                                                     -------              -------
Total assets ...................................................................     $47,260              $42,593
                                                                                     =======              =======


                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ............................................................     $ 1,414              $ 1,749
   Accrued expenses ............................................................       3,394                2,479
   Payable to Genzyme General ..................................................         228                1,604
                                                                                     -------              -------
     Total current liabilities .................................................       5,036                5,832

Long-term debt .................................................................      30,099               18,000
Other noncurrent liabilities ...................................................         602                  677
                                                                                     -------              -------
    Total liabilities ..........................................................      35,737               24,509

Division equity ................................................................      11,523               18,084
                                                                                     -------              -------
Total liabilities and division equity ..........................................     $47,260              $42,593
                                                                                     =======              =======








    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)


                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997                1996
                                                                                     --------            --------
OPERATING ACTIVITIES:
   Net loss ....................................................................     $(23,260)           $(19,242)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization .............................................        1,214                 258
     Provision for bad debts ...................................................          135                 156
     Accretion of debt discount ................................................          407                   -
     Equity in net loss of joint venture .......................................        3,416                   -
     Other .....................................................................           77                  48
     Increase (decrease) in cash from working capital:
       Accounts receivable .....................................................         (739)                466
       Inventories .............................................................          366                (613)
       Prepaid expenses and other ..............................................          103                (245)
       Accounts payable, accrued expenses and deferred revenue .................          803                (191)
       Due to Genzyme General ..................................................       (1,375)                185
                                                                                     --------            --------
         Net cash used by operating activities .................................      (18,853)            (19,178)

INVESTING ACTIVITIES:
   Purchases of investments ....................................................            -              (5,004)
   Sales and maturities of investments .........................................            -               9,762
   Investment in unconsolidated affiliate ......................................       (4,130)                  -
   Purchases of property, plant and equipment ..................................         (183)            (18,979)
   Sale of property, plant and equipment .......................................          202                   -
   Other assets and other liabilities ..........................................         (487)                217
                                                                                     --------            --------
         Net cash used by investing activities .................................       (4,598)            (14,004)

FINANCING ACTIVITIES:
   Proceeds from issuance of GTR Stock .........................................        1,144               1,538
   Proceeds from issuance of debt ..............................................       13,000              23,000
   Payments of debt and capital lease obligations ..............................            -              (8,132)
   Cash allocated from Genzyme General .........................................       13,977              10,000
   Other .......................................................................            -                  12
                                                                                     --------            --------
         Net cash provided by financing activities .............................       28,121              26,418
                                                                                     --------            --------

Increase (decrease) in cash and cash equivalents ...............................        4,670              (6,764)
Cash and cash equivalents, beginning of period .................................       16,230              40,741
                                                                                     --------            --------
Cash and cash equivalents, end of period .......................................     $ 20,900            $ 33,977
                                                                                     ========            ========








    The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, condensed, combined financial statements should be read in conjunction with the 1996 Genzyme 10-K/A and the financial statements and footnotes for GTR included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

       The financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     INVENTORIES (IN THOUSANDS)

                                                                June 30, 1997         December 31, 1996
                                                                -------------         -----------------

              Raw materials...................................         $  213                    $  136
              Work-in-process.................................          1,245                     1,687
                                                                       ------                    ------
                                                                       $1,458                    $1,823
                                                                       ======                    ======

3.     ALLOCATIONS BY GENZYME GENERAL TO GTR FOR GTR DESIGNATED SHARES
       Pursuant to its option to allocate up to $20.0 million to GTR, at $10 per GTR Designated Share, Genzyme General allocated $10.0 million of cash to GTR in June 1997 and 1,000,000 GTR Designated Shares were reserved for distribution or sale at the discretion of the Genzyme Board for the benefit of Genzyme General or its stockholders.

       In the six months ended June 30, 1997, Genzyme General allocated a total of $4.1 million to GTR to fund GTR's participation in Diacrin/Genzyme LLC, a joint venture with Diacrin, in exchange for 401,256 GTR Designated Shares.

4.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing EPS than is currently required under the provisions of APB 15. Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GTR Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic
       EPS). Basic EPS data for Genzyme Tissue Repair for the three and six months ended June 30, 1997 and June 30, 1996 would have been the same as EPS for each respective period computed under the provisions of APB 15. The impact of SFAS No. 128 on the calculation of diluted EPS for the periods presented is not expected to be material. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

5.     DISTRIBUTION OF GTR DESIGNATED SHARES
       As of June 30, 1997, 3,160,939 GTR Designated Shares had been reserved for issuance by the Genzyme Board on behalf of Genzyme General or its stockholders as a result of cash and other assets allocated from Genzyme General to GTR since GTR's inception, of which 466,501 shares represent the remaining shares reserved for issuance upon the exercise of Genzyme General options and warrants outstanding at the GTR Date of Inception. On June 30, 1997, the Genzyme Board declared a dividend of 2,685,941 GTR Designated Shares which were distributed on July 22, 1997 to Genzyme General stockholders of record as of July 11, 1997 in a tax-free distribution of approximately .03 share of GTR Stock for each share of GGD Stock owned. In total, 2,294,613 shares of GTR Stock were issued to Genzyme General stockholders in the distribution and 391,328 shares of GTR Stock have been reserved for issuance upon the exercise of Genzyme General stock options and warrants outstanding on the record date.

6.     GTR PRIVATE PLACEMENT
       On February 28, 1997, GTR raised $13 million through the private placement of a 5% convertible note (the "GTR Note"), to an affiliate of Credit Suisse First Boston due February 27, 2000. The GTR Note is convertible beginning May 29, 1997 into shares of GTR Stock and, beginning August 1997, at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the GTR Note was issued and will increase to 11% at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue. In the first quarter of 1997, Genzyme Tissue Repair recorded $11.5 million of proceeds attributed to the value of the debt and $1.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period.

7.     SUPPLEMENTAL EARNINGS PER SHARE
       The historical loss per share data for GTR does not reflect the effect of the July 1997 distribution of GTR Designated Shares as described in Note
       5. The following table presents pro forma loss per share data and pro forma weighted average shares outstanding for GTR as if the 2,294,613 GTR Designated Shares had been distributed on January 1, 1996:

                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                   ------------------    -----------------
                                                     1997       1996      1997       1996
                                                     ----       ----      ----       ----
       Pro forma loss per GTR common share.....    $(0.73)    $(0.71)    $(1.50)    $(1.31)
                                                   ======     ======     ======     ======
       Pro forma average shares outstanding....    15,533     14,871     15,503     14,706
                                                   ======     ======     ======     ======

GENZYME MOLECULAR ONCOLOGY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                                    CUMULATIVE
                                                                                                                       FROM
                                                                                                                     DECEMBER 1,
                                                                                                                     1994 (DATE
                                                             THREE MONTHS ENDED           SIX MONTHS ENDED          OF INCEPTION)
                                                                  JUNE 30,                     JUNE 30,               THROUGH
                                                           ----------------------       ---------------------         JUNE 30,
                                                             1997          1996           1997          1996            1997
                                                            ------        ------         ------        ------         --------
Operating costs and expenses:
    General and administrative .....................       $   166        $   38        $   275        $   78        $    555
    Research and development .......................         1,031           181          1,549           370           2,773
    Amortization of intangibles ....................           228             -            228             -             228
    Charge for in-process technology ...............         7,000             -          7,000             -           7,000
                                                           -------        ------        -------        ------        --------
     Total operating costs and expenses ............         8,425           219          9,052           448          10,556
                                                           -------        ------        -------        ------        --------
Operating loss .....................................        (8,425)         (219)        (9,052)         (448)        (10,556)

Interest expense ...................................           (17)            -            (17)            -             (17)
                                                           -------        ------        -------        ------        --------
Loss before income taxes............................        (8,442)         (219)        (9,069)         (448)        (10,573)
Deferred tax benefit................................            50             -             50             -              50
                                                           -------        ------        -------        ------        --------
Net loss ...........................................       $(8,392)       $ (219)       $(9,019)       $ (448)       $(10,523)
                                                           =======        ======        =======        ======        ========
Pro forma per Genzyme Molecular Oncology
  common share:
    Pro forma net loss .............................       $ (2.14)       $(0.06)       $ (2.30)       $(0.11)       $  (2.68)
                                                           =======        ======        =======        ======        ========

    Pro forma shares outstanding ...................         3,929         3,929          3,929         3,929           3,929
                                                           =======        ======        =======        ======        ========








    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)



                                                                                  JUNE 30,     DECEMBER 31,
                                                                                      1997             1996
                                                                                   -------          -------
                                     ASSETS
Current Assets:
   Cash and cash equivalents..................................................     $ 5,009          $     -
   Other......................................................................           6                -
                                                                                   -------          -------
     Total current assets.....................................................       5,015                -

Property, plant and equipment, net............................................         208                -

Intangibles, net..............................................................      35,254                -
Other.........................................................................         131                -
                                                                                   -------          -------
Total assets..................................................................     $40,608          $     -
                                                                                   =======          =======

                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable...........................................................     $    85          $     -
   Accrued expenses...........................................................       3,553                -
   Payable to Genzyme General.................................................       1,564                -
   Current portion of capital lease obligations...............................          13                -
                                                                                   -------          -------
     Total current liabilities................................................       5,215                -

   Long-term debt.............................................................       5,000                -
   Note payable to Genzyme General............................................       2,500                -
   Deferred tax liability.....................................................       7,550
   Other noncurrent liabilities...............................................         468                -
                                                                                   -------          -------
    Total liabilities.........................................................      20,733                -

Division equity...............................................................      19,875                -
Parent company investment - Genzyme General...................................           -            1,504
Accumulated deficit...........................................................           -           (1,504)
                                                                                   -------          -------
    Total division equity.....................................................      19,875                -
                                                                                   -------          -------
Total liabilities and division equity.........................................     $40,608          $     -
                                                                                   =======          =======








       The accompanying notes are an integral part of these unaudited financial statements.

GENZYME MOLECULAR ONCOLOGY

(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

                                                                                                                CUMULATIVE
                                                                                                                   FROM
                                                                                                                DECEMBER 1,
                                                                                                                1994 (DATE
                                                                                                               OF INCEPTION)
                                                                                SIX MONTHS ENDED JUNE 30,         THROUGH
                                                                                -------------------------         JUNE 30,
                                                                                        1997         1996            1997
                                                                                     -------        -----        --------
OPERATING ACTIVITIES:
   Net loss ....................................................................     $(9,019)       $(448)       $(10,523)
   Reconciliation of net loss to net cash used by operating activities:
     Amortization ..............................................................         228            -             228
     Charge for in-process technology ..........................................       7,000            -           7,000
     Increase in cash from working capital changes:
       Accounts payable, accrued expenses and deferred taxes ...................         (33)           -             (33)
       Due to Genzyme General ..................................................         430            -             430
                                                                                     -------        -----        --------
          Net cash used by operating activities ................................      (1,394)        (448)         (2,898)

INVESTING ACTIVITIES:
   Acquisition of PharmaGenics, Inc. net of acquired cash ......................           9            -               9
                                                                                     -------        -----        --------
          Net cash provided by investing activities ............................           9            -               9

FINANCING ACTIVITIES:
   Allocation of debt from Genzyme General .....................................       5,000            -           5,000
   Parent company investment - Genzyme General .................................       1,394          448           2,898
                                                                                     -------        -----        --------
          Net cash provided by financing activities ............................       6,394          448           7,898
                                                                                     -------        -----        --------
Increase in cash and cash equivalents ..........................................       5,009            0           5,009
Cash and cash equivalents, beginning of period .................................           -            -               -
                                                                                     -------        -----        --------
Cash and cash equivalents, end of period .......................................     $ 5,009        $   0        $  5,009
                                                                                     =======        =====        ========









       The accompanying notes are an integral part of these unaudited financial statements.

                          GENZYME MOLECULAR ONCOLOGY
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited financial statements should be read in conjunction with the Company's Registration Statement on Form S-4 (Registration No. 333-26351) and the financial statements and footnotes of GMO included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

       The financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     PHARMAGENICS MERGER
       On June 18, 1997, pursuant to an agreement between Genzyme and PharmaGenics, PharmaGenics merged with and into Genzyme. As consideration for the Merger, the stockholders of PharmaGenics received approximately 3,929,000 shares of GMO Stock. The GMO Stock is intended to reflect the value and track the performance of GMO, a new division established by Genzyme in connection with the Merger. GMO consists of all of PharmaGenics's business, several programs previously allocated to Genzyme General in the area of molecular oncology and Genzyme's rights under agreements with third parties relating to gene therapies for the treatment of cancer. As compensation to Genzyme General for its contribution to GMO, 6,000,000 GMO Designated Shares have been reserved for issuance for the benefit of Genzyme General or its stockholders. The Genzyme Board may issue the GMO Designated Shares as a stock dividend to the holders of GGD Stock or it may sell such shares in a public or private sale and allocate all of the proceeds to Genzyme General. Genzyme's management and accounting policies require Genzyme to distribute GMO Designated Shares to holders of GGD Stock no later than November 30, 1998 or 360 days following completion of an initial public offering of GMO Stock, although Genzyme may elect to distribute these shares at any time.

       The aggregate purchase price of $27.5 million (net of $0.5 million which represents the estimated fees payable by PharmaGenics in connection with the Merger), plus estimated acquisition costs of $2.2 million and assumed liabilities of $5.4 million has been allocated to the acquired tangible and intangible assets based on their estimated respective fair values (amounts in thousands):

          Property, plant & equipment.................................    $   208
          Other assets................................................         50
          Completed technology rights (to be amortized over 5 years)..     20,000
          Goodwill (to be amortized over 5 years).....................     15,482
          Deferred tax liability (to be amortized over 5 years).......     (7,600)
          In-process technology.......................................      7,000
                                                                          -------
                                                                          $35,140
                                                                          =======

       The amount allocated to in-process technology of $7.0 million represents the value assigned to PharmaGenics's programs which are still in the development stage and for which there is no alternative use. The value assigned to these programs has been determined by selecting the maximum anticipated value of these programs, as provided by an independent valuation of the PharmaGenics business, based on comparable technologies. The amount allocated to in-process technology was charged to operations in June 1997, the period in which the Merger was consummated.

       The deferred tax liability of $7.6 million results from the temporary difference between the book and tax basis of the completed technology computed at a 38% incremental tax rate.

       As of the date of the Merger, PharmaGenics had borrowed $2.5 million from Genzyme under a credit facility which Genzyme had made available to PharmaGenics to fund PharmaGenics's documented operating costs. Upon consummation of the Merger, the PharmaGenics Note became a liability allocated to GMO, and the $2.5 million of outstanding principal is considered as an intracompany loan by Genzyme General to GMO, due on February 10, 2002 and convertible at any time prior thereto, at the Genzyme Board's option, into GMO Designated Shares. The number of GMO Designated Shares resulting from any conversion of the PharmaGenics Note will be determined by dividing the principal and interest being converted by the conversion price (the "GMO Conversion Price") in effect on the date of conversion. The initial GMO Conversion Price will be determined upon the closing of the first public offering of GMO securities in which the aggregate gross proceeds to GMO equal or exceed $10.0 million (an "Offering"), and will be equal to (i) the per share price of the GMO Stock sold in the Offering or, if GMO Stock is not sold in the Offering,
       (ii) the initial conversion price of the security convertible into GMO Stock that is sold in the Offering, provided that if any portion of the PharmaGenics Note is converted prior to any Offering, the initial GMO Conversion Price is $7.00. The GMO Conversion Price is subject to adjustment upon declaration of any stock dividend or on completion of any subdivision or combination of the GMO Stock.

       If the acquisition had taken place at the beginning of the six months ended June 30, 1997 and 1996, after giving effect to adjustments for increased amortization, increased interest expense, the tax benefit from the amortization of the deferred tax liability and the one time charge for in-process technology, the pro forma revenues, net loss and net loss per share for GMO would have been the following (amounts in thousands, except per share amounts):

                                                                    Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                     1997            1996
                                                                 --------        --------
       Pro forma revenues....................................    $     75        $    859
                                                                 ========        ========
       Pro forma net loss....................................    $(19,833)       $(12,373)
                                                                 ========        ========
       Pro forma net loss per share..........................    $  (5.05)       $  (3.15)
                                                                 ========        ========
       Pro forma weighted average shares outstanding.........       3,929           3,929
                                                                 ========        ========

                           GENZYME MOLECULAR ONCOLOGY
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


3.     NET LOSS PER SHARE
       Historical loss per share information is omitted as there were no shares of GMO Stock outstanding prior to June 18, 1997 and pro forma net loss per share is disclosed for all periods presented. The pro forma shares outstanding represent the shares of GMO Stock issued to effect the Merger.

4.     REVOLVING CREDIT FACILITY
       Genzyme has a revolving credit facility (the "Revolving Credit Facility") with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated among Genzyme General, GTR or GMO. As of June 30, 1997, GMO had $5.0 million of debt outstanding under the Revolving Credit Facility.

5.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing EPS than is currently required under the provisions of APB 15. Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GMO Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic
       EPS). Pro forma basic EPS per share data for GMO for the three and six months ended June 30, 1997 and 1996 and cumulative from December 1, 1994 (date of inception) through June 30, 1997 would have been the same as pro forma EPS per share for each respective period computed under the provisions of APB 15. The impact of SFAS No. 128 on the calculation of diluted EPS for the periods presented is not expected to be material. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

6.     SUBSEQUENT EVENT
       In July 1997, StressGen/Genzyme LLC was established as a joint venture among Genzyme, StressGen Biotechnologies Corp. ("StressGen") and the Canadian Medical Discoveries Fund Inc. ("CMDF") to develop stress gene therapies for the treatment of cancer. CMDF provided $10.0 million (Canadian) in funding in connection with the joint venture through the combination of a capital contribution to StressGen/Genzyme LLC in the amount of $1.0 million (Canadian), the purchase of warrants from Genzyme in the amount of $1.0 million (Canadian), the purchase of warrants and preferred stock from StressGen in the amount of $1.4 million (Canadian) and a limited recourse loan bearing interest at 0.125% per annum to StressGen in the amount of $6.6 million (Canadian). Each of Genzyme and StressGen (through a U.S. subsidiary) also made a capital contribution to StressGen/Genzyme LLC in the amount of $1.0 million (Canadian) and a limited recourse loan was made by the U.S. subsidiary of StressGen to StressGen/Genzyme LLC in the amount of $7.0 million (Canadian). In addition, Genzyme and StressGen have agreed to provide in equal shares any additional capital required by the joint venture in excess of the initial $10.0 million (Canadian) in funding. The warrants sold to CMDF by Genzyme are described in Part II, Item 2. "Changes in Securities."

       Genzyme and StressGen have an option (the "Purchase Option"), payable in equal shares, to purchase CMDF's membership interest in StressGen/Genzyme LLC at any time during the three-year period beginning July 31, 1999 and ending July 31, 2002. The exercise price of the Purchase Option initially will be $15.6 million (Canadian) in July 1999 and will increase monthly thereafter to a final exercise price of $30.5 million (Canadian) in July 2002. The limited recourse loan made by CMDF will be retired in connection with the exercise of the Purchase Option. If the Purchase Option is not exercised on or before July 31, 2002, CMDF may require Genzyme and StressGen to repay $2.0 million (Canadian) each of the limited recourse loan. In addition, at any time during the 30-day period commencing on the date when not less than 75% of the initial funding provided by CMDF has been spent by the joint venture, but in no event later than July 31, 1999, CMDF shall have the right (the "Mandatory Purchase Right") to require Genzyme and StressGen to purchase its membership interest at an aggregate purchase price of $10.0 million (Canadian) plus interest thereon at a rate per annum equal to the Canadian prime rate plus 1%. The Mandatory Purchase Right will terminate if not exercised by CMDF during such 30-day period. Genzyme's share of any amounts payable to CMDF upon exercise of the Purchase Option, the Mandatory Purchase Right or repayment of the limited recourse loan may be paid in cash, Genzyme common stock or any combination thereof at the discretion of Genzyme.

       Prior to the repurchase of CMDF's membership interest in StressGen/Genzyme LLC, profits from the joint venture will be shared in proportion to the capital contributions of the three parties. Following the repurchase of CMDF's membership interest, profits will be shared equally by StressGen and Genzyme.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)



                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                                 -----------------------          -----------------------
                                                                     1997           1996              1997           1996
                                                                 --------       --------          --------       --------
Revenues:
    Net product sales.........................................   $131,636       $ 91,087          $259,792       $183,902
    Net service sales.........................................     16,949         18,408            33,692         33,029
    Revenues from research and development contracts..........      1,683          6,140             3,377         12,201
                                                                 --------       --------          --------       --------
     Total revenues..........................................     150,268        115,635           296,861        229,132

Operating costs and expenses:
    Cost of products sold.....................................     45,498         29,164            92,010         62,488
    Cost of services sold.....................................     12,114         14,880            24,286         25,533
    Selling, general and administrative.......................     47,047         38,477            94,373         76,033
    Amortization of intangibles...............................      3,392          1,520             6,588          2,536
    Research and development (including research
     and development related to contracts)....................     21,592         18,565            41,684         36,255
    Charge for in-process technology..........................      7,000              -             7,000              -
    Acquisition restructuring costs...........................          -          1,465                 -          1,465
                                                                 --------       --------          --------       --------
     Total operating costs and expenses.......................    136,643        104,071           265,941        204,310
                                                                 --------       --------          --------       --------

Operating income..............................................     13,625         11,564            30,920         24,822

Other income and (expenses):
    Equity in net loss of unconsolidated affiliates...........     (2,610)        (1,121)           (4,269)        (2,058)
    Gain on investment........................................          -          1,711                 -          1,711
    Investment income.........................................      2,806          4,616             5,310          9,103
    Interest expense..........................................     (2,597)          (187)           (5,255)          (395)
                                                                 --------       --------          --------       --------
     Total other income (expenses)............................     (2,401)         5,019            (4,214)         8,361
                                                                 --------       --------          --------       --------

Income before income taxes....................................     11,224         16,583            26,706         33,183
Provision for income taxes....................................     (6,955)        (6,799)          (13,070)       (13,107)
                                                                 --------       --------          --------       --------

Net income....................................................   $  4,269       $  9,784          $ 13,636       $ 20,076
                                                                 ========       ========          ========       ========







  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                           ----------------------      ----------------------
                                                                               1997          1996          1997          1996
                                                                           --------      --------      --------      --------
ATTRIBUTABLE TO GENZYME GENERAL:
   Net income .........................................................    $ 18,755      $ 15,979      $ 35,482      $ 31,516
   Allocated tax benefit generated by Genzyme Tissue Repair ...........       4,327         4,305         8,838         7,802
   Allocated tax benefit generated by Genzyme Molecular Oncology ......         201             -           201             -
                                                                           --------      --------      --------      --------
     Net income attributable to Genzyme General .......................    $ 23,283      $ 20,284      $ 44,521      $ 39,318
                                                                           ========      ========      ========      ========

   Income per Genzyme General common and common equivalent share:
    Net income ........................................................    $   0.30      $   0.27      $   0.57      $   0.54
                                                                           ========      ========      ========      ========

    Average shares outstanding ........................................      78,130        73,908        78,184        72,880
                                                                           ========      ========      ========      ========


   Income per Genzyme General Common Share
    assuming full dilution:
    Net income ........................................................    $   0.30      $   0.27      $   0.57      $   0.53
                                                                           ========      ========      ========      ========

    Average fully diluted shares outstanding ..........................      78,791        73,934        78,514        74,300
                                                                           ========      ========      ========      ========


ATTRIBUTABLE TO GENZYME TISSUE REPAIR:
   Net loss attributable to Genzyme Tissue Repair Stock ...............    $(11,389)     $(10,500)     $(23,260)     $(19,242)
                                                                           ========      ========      ========      ========

   Per common share:
     Net loss .........................................................    $  (0.86)     $  (0.83)     $  (1.76)     $  (1.55)
                                                                           ========      ========      ========      ========

     Average shares outstanding .......................................      13,238        12,576        13,208        12,411
                                                                           ========      ========      ========      ========


ATTRIBUTABLE TO GENZYME MOLECULAR ONCOLOGY:
   Net loss attributable to Genzyme Molecular Oncology Stock ..........    $ (8,392)     $   (219)     $ (9,019)     $   (448)
                                                                           ========      ========      ========      ========

   Per pro forma common share:
     Pro forma net loss ...............................................    $  (2.14)     $  (0.06)     $  (2.30)     $  (0.11)
                                                                           ========      ========      ========      ========

     Pro forma shares outstanding .....................................       3,929         3,929         3,929         3,929
                                                                           ========      ========      ========      ========






  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)



                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1997             1996
                                                                                ----------        ----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents..................................................  $  105,096         $   93,450
   Short-term investments.....................................................      47,243             56,290
   Accounts receivable, less allowance for doubtful accounts..................     120,936            116,833
   Inventories................................................................     136,757            125,265
   Prepaid expenses and other current assets..................................      16,345            100,287
   Deferred tax assets - current..............................................      17,493             17,493
                                                                                ----------         ----------
     Total current assets.....................................................     443,870            509,618

Property, plant and equipment, net............................................     390,447            393,839

Long-term investments.........................................................      26,618             38,215
Intangibles, net of accumulated amortization..................................     280,277            247,745
Deferred tax assets - noncurrent..............................................      42,791             42,221
Other.........................................................................      39,984             38,870
                                                                                ----------         ----------
Total assets..................................................................  $1,223,987         $1,270,508
                                                                                ==========         ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable...........................................................  $   18,786         $   22,271
   Accrued expenses...........................................................      63,674             70,124
   Income taxes payable.......................................................      27,555             17,926
   Deferred revenue...........................................................       2,860              2,693
   Current portion of long-term debt and capital lease obligations............         850                999
                                                                                ----------         ----------
     Total current liabilities................................................     113,725            114,013

   Long-term debt and capital lease obligations...............................     158,314            241,998
   Other liabilities..........................................................       2,643             12,188
                                                                                ----------         ----------
    Total liabilities.........................................................     274,682            368,199


Stockholders' Equity:
   Genzyme General Stock, $.01 par value......................................         764                755
   Genzyme Tissue Repair Stock, $.01 par value................................         134                132
   Genzyme Molecular Oncology Stock, $.01 par value...........................          39                  -
   Additional paid-in capital - Genzyme General...............................     868,033            871,020
   Additional paid-in capital - Genzyme Tissue Repair.........................     139,082            122,385
   Additional paid-in capital - Genzyme Molecular Oncology....................      30,359                  -
   Treasury Stock - at cost...................................................        (901)              (890)
   Accumulated deficit........................................................     (76,394)           (89,975)
   Foreign currency translation adjustments...................................      (9,498)              (745)
   Unrealized net losses on investments.......................................      (2,313)              (373)
                                                                                ----------         ----------
                                                                                   949,305            902,309
                                                                                ----------         ----------
                                                                                $1,223,987         $1,270,508
                                                                                ==========         ==========





        The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     ---------------------------
                                                                                          1997              1996
                                                                                     ---------          --------
OPERATING ACTIVITIES:
    Net income .................................................................     $  13,636          $ 20,076
    Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization ...........................................        16,272            11,966
       Provision for bad debts .................................................         2,395             3,797
       Gain on sale of investment ..............................................             -            (1,711)
       Accrued interest/amortization on bonds ..................................           578               102
       Accretion of debt discount ..............................................           407                 -
       Charge for incomplete technology ........................................         7,000                 -
       Equity in net loss of unconsolidated affiliates .........................         4,300             1,719
       Other ...................................................................           548               (21)
       Increase (decrease) in cash from working capital:
          Accounts receivable ..................................................        (9,841)           (9,849)
          Inventories ..........................................................       (12,828)          (12,138)
          Prepaid expenses and other current assets ............................        (2,444)             (361)
          Accounts payable, accrued expenses and deferred revenue ..............        (8,903)            4,432
                                                                                     ---------          --------
           Net cash provided by operating activities ...........................        11,120            18,012

INVESTING ACTIVITIES:
    Purchases of investments ...................................................       (25,424)          (75,935)
    Sales and maturities of investments ........................................        45,444            46,934
    Investment in unconsolidated affiliate .....................................        (4,130)           (1,674)
    Acquisition of PharmaGenics, net of acquired cash ..........................             9                 -
    Loans to affiliate .........................................................             -            (1,468)
    Purchases of property, plant and equipment .................................       (16,074)          (41,140)
    Sale of property, plant and equipment ......................................           202                 -
    Other noncurrent assets and other noncurrent liabilities ...................        (9,982)           (2,758)
                                                                                     ---------          --------
           Net cash used by investing activities ...............................        (9,955)          (76,041)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .....................................       101,936            17,311
    Proceeds from issuance of debt .............................................        13,000            23,000
    Payments of long-term debt and capital lease obligations ...................      (102,798)           (8,552)
                                                                                     ---------          --------
           Net cash provided by financing activities ...........................        12,138            31,759

Effect of exchange rate changes on cash ........................................        (1,657)            1,229
                                                                                     ---------          --------
Increase (decrease) in cash and cash equivalents ...............................        11,646           (25,041)
Cash and cash equivalents at beginning of period ...............................        93,450           144,372
                                                                                     ---------          --------
Cash and cash equivalents at end of period .....................................     $ 105,096          $119,331
                                                                                     =========          ========



        The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, consolidated financial statements should be read in conjunction with the 1996 Genzyme 10-K/A and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

       The financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     INVENTORIES (IN THOUSANDS)

                                                                 June 30, 1997           December 31, 1996
                                                                 -------------           -----------------

              Raw materials...................................        $ 35,246                    $ 30,379
              Work-in-process.................................          42,375                      38,203
              Finished products...............................          59,136                      56,683
                                                                      --------                    --------
                                                                      $136,757                    $125,265
                                                                      ========                    ========

3.     REVOLVING CREDIT FACILITY
       Genzyme has a Revolving Credit Facility with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to either Genzyme General, GTR or GMO. As of June 30, 1997, the Company had $118.0 million of debt outstanding under the Revolving Credit Facility, which had been allocated $95.0 million to Genzyme General, $18.0 million to GTR and $5.0 million to GMO.

4.     PROVISION FOR INCOME TAXES
       The tax provisions for the three and six months ended June 30, 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, tax credits and taxes on foreign earnings. The effective tax rate was 38.4% and 38.9%, respectively for the three and six months ended June 30, 1997 as compared to 41.0% and 39.5%, respectively, for the corresponding periods in 1996.

5.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing EPS than is currently required under the provisions of APB 15. Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GGD Stock, GTR Stock and GMO Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). Basic EPS for Genzyme General for the quarter ended June 30, 1997 and June 30, 1996, would have been $0.31 and $0.30, respectively, and $0.59 for each of the six months ended June 30, 1997 and 1996. Basic EPS for GTR and GMO for the three and six months ended June 30, 1997 and June 30, 1996 and in the case of GMO for the cumulative period from December 1, 1994 (date of inception) through June 30, 1997, would have been the same as EPS for each division for each respective period computed under the provisions of APB 15. The impact of SFAS No. 128 on the calculation of diluted EPS for these quarters is not expected to be materially different than fully diluted EPS. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.     AMENDMENTS TO GENZYME'S ARTICLES OF ORGANIZATION
       In June 1997, Genzyme amended its Articles of Organization (the "Genzyme Charter") to (i) redesignate each of Genzyme's then existing classes of common stock as a separate series of a single class of common stock with substantially the same features as the shares of each of Genzyme's then existing classes of common stock and (ii) authorize 150,000,000 shares of undesignated common stock that may be issued from time to time by the Genzyme Board in one or more series. Upon completion of the Merger, 40,000,000 shares of Genzyme undesignated common stock were designated as GMO Stock.

7.     PHARMAGENICS MERGER
       On June 18, 1997, pursuant to the Merger Agreement between Genzyme and PharmaGenics, PharmaGenics merged with and into Genzyme. As consideration for the Merger, the stockholders of PharmaGenics received approximately 3,929,000 shares of GMO Stock. The GMO Stock is intended to reflect the value and track the performance of GMO, a new division established by Genzyme in connection with the Merger. GMO consists of all of PharmaGenics's business, several Genzyme programs in the area of molecular oncology and Genzyme's rights under agreements with third parties relating to gene therapies for the treatment of cancer.

       The aggregate purchase price of $27.5 million (net of $0.5 million which represents the estimated fees payable by PharmaGenics in connection with the Merger), plus estimated acquisition costs of $2.2 million and assumed liabilities of $5.4 million has been allocated to the acquired tangible and intangible assets based on their estimated respective fair values (amounts in thousands):

          Property, plant & equipment ................................   $   208
          Other assets ...............................................        50
          Completed technology rights (to be amortized over 5 years)..    20,000
          Goodwill (to be amortized over 5 years).....................    12,582
          Deferred tax asset .........................................     2,900
          Deferred tax liability (to be amortized over 5 years).......    (7,600)
          In-process technology ......................................     7,000
                                                                         -------
                                                                         $35,140
                                                                         =======

       The amount allocated to in-process technology of $7.0 million represents the value assigned to PharmaGenics's programs which are still in the development stage and for which there is no alternative use. The value assigned to these programs has been determined by selecting the maximum anticipated value of these programs, as provided by an independent valuation of the PharmaGenics business, based on comparable technologies. The amount allocated to in-process technology was charged to operations in June 1997, the period in which the Merger was consummated.

       The deferred tax asset of $2.9 million results from the net operating losses available from the acquisition of PharmaGenics. The deferred tax liability of $7.6 million results from the temporary difference between the book and tax basis of the completed technology computed at a 38% incremental tax rate.

       If the acquisition had taken place at the beginning of the six months ended June 30, 1997 and 1996, after giving effect to adjustments for increased amortization, increased interest expense, the tax benefit from the amortization of the deferred tax liability and the one time charge for in-process technology, the pro forma revenues, net loss and net loss per share for GMO would have been the following (amounts in thousands, except per share amounts):

                                                                    Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                     1997            1996
                                                                 --------        --------
       Pro forma revenues....................................    $     75        $    859
                                                                 ========        ========
       Pro forma net loss....................................    $(19,833)       $(12,373)
                                                                 ========        ========
       Pro forma net loss per share..........................    $  (5.05)       $  (3.15)
                                                                 ========        ========
       Pro forma weighted average shares outstanding.........       3,929           3,929
                                                                 ========        ========

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



8.     JOINT VENTURE WITH GELTEX
       In June 1997, Genzyme General and GelTex established RenaGel LLC, a joint venture for the final development and commercialization of RenaGel(R) non-absorbed phosphate binder, a novel approach to control the elevated serum phosphate levels that cause serious complications in chronic kidney failure patients. Funding for the joint venture will be provided equally by Genzyme and GelTex. The joint venture has rights to commercialize RenaGel(R) worldwide, except in Japan and certain Pacific Rim countries. GelTex contributed RenaGel(R) and the product's underlying patents and technologies to the joint venture. Pursuant to the terms of the joint venture agreement, Genzyme General will pay GelTex a total of $27.5 million, consisting of a $2.5 million equity investment (100,000 unregistered shares of GelTex common stock at $25.00 per share, which represent a less than 1% ownership interest in GelTex) which was made in June 1997, a $15.0 million payment on receipt of FDA marketing approval for RenaGel(R) and a $10.0 million payment one year following FDA marketing approval for RenaGel(R). Genzyme, as exclusive distributor for RenaGel LLC, will market and sell products for the joint venture pursuant to the terms of the joint venture agreement.

9.     SUPPLEMENTAL EARNINGS PER SHARE
       The historical loss per share data for GTR does not reflect the effect of the July 1997 distribution of GTR Designated Shares as described in Note
       5. The following table presents pro forma loss per share and pro forma weighted average shares outstanding for GTR as if the 2,294,613 GTR Designated Shares had been distributed on January 1, 1996.

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                      ------------------------           ------------------------
                                                           1997           1996              1997             1996
                                                       --------        --------          -------          -------
       Pro forma loss per GTR common share........     $ (0.73)         $(0.71)          $ (1.50)         $ (1.31)
                                                       =======          ======           =======          =======
       Pro forma average shares outstanding.......      15,533          14,871            15,503           14,706
                                                       =======          ======           =======          =======


10.    GTR PRIVATE PLACEMENT
       On February 28, 1997, GTR raised $13.0 million through the private placement of the GTR Note to an affiliate of Credit Suisse First Boston due February 27, 2000. The GTR Note is convertible beginning May 29, 1997 into shares of GTR Stock and, beginning August 1997, at a discount to the average of the closing bid prices of the GTR Stock on the Nasdaq National Market for the 25 trading days immediately preceding the conversion date (the "Average GTR Stock Price"). The discount will start at 2% beginning six months from the date the GTR Note was issued and will increase to 11% at 15 months after the date of issue. Thereafter, the conversion price will be the lesser of 89% of the Average GTR Stock Price preceding the conversion date or the date 15 months after the date of issue. In the first quarter of 1997, Genzyme Tissue Repair recorded $11.5 million of proceeds attributed to the value of the debt and $1.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period.


12.    SUBSEQUENT EVENTS
       In July 1997, Genzyme General purchased 1,153,846 shares of ABIOMED, Inc. common stock for $13.00 per share for an aggregate investment of $14,999,998. As a result of the investment, Genzyme owns approximately 14% of ABIOMED, Inc.

       Pursuant to the Convertible Debt and Development Funding Agreement between Genzyme and GTC, as described in the 1996 Genzyme 10-K/A, Genzyme General has been funding GTC's development of transgenic ATIII, a plasma protein that helps regulate blood clotting, since April 1, 1996. In July 1997, Genzyme and GTC announced that an agreement in principal had been reached on the key terms of a joint venture for further development, marketing and distribution of transgenic ATIII worldwide, excluding Asia. Genzyme General will provide 70% of the development costs up to a maximum of $33.0 million. GTC will fund the remaining 30% of the development costs. Both companies will fund equally any costs in excess of that level, and profits will be split equally.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,1997

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.

GENZYME CORPORATION AND SUBSIDIARIES
Since the operating results of Genzyme and its subsidiaries reflect the combined operations of Genzyme General, GTR and GMO, this discussion summarizes the key factors management considers necessary in reviewing Genzyme's consolidated results of operations. Detailed discussion and analysis of each Division's results of operations are provided below under separate headings.

REVENUES
Total revenues for the three and six months ended June 30, 1997 were $150.3 million and $296.9 million, respectively, increases of 30% over each of the corresponding periods in 1996.

Product revenues consist solely of product sales by Genzyme General and for the three months ended June 30, 1997 increased 45% to $131.6 million from $91.1 million for the corresponding period in 1996. Product revenues increased 41% to $259.8 million for the six months ended June 30, 1997 from $183.9 million for the corresponding period in 1996. The increase was due primarily to the addition of sales through the acquisition of Deknatel Snowden Pencer, Inc. ("DSP"), which was acquired in July 1996, and to increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme.

Service revenues consist of sales of genetic testing services by the Genzyme Genetics business unit and sales of Genzyme Tissue Repair's CARTICEL(R) and Epicel(SM) Services. Service revenues for the three months ended June 30, 1997 decreased 8% to $16.9 million from $18.4 million for the corresponding period in 1996. Service revenues for the six months ended June 30, 1997 increased 2% to $33.7 million from $33.0 million for the corresponding period in 1996. The change for the three and six months ended June 30, 1997 was due primarily to increased sales of GTR's Carticel(R) Service and higher unit volumes attributable to the acquisition of Genetrix, Inc. ("Genetrix") which was added to Genzyme Genetics's revenues from May 1996, offset by the loss of revenues from Genzyme Genetics's identity testing services laboratory, Genetic
Design, Inc. ("GDI"), which was sold in November 1996.

Revenues from research and development contracts for the three and six months ended June 30, 1997 were attributable entirely to Genzyme General and decreased 73% and 72%, respectively, to $1.7 million and $3.4 million, respectively, as compared to $6.1 million and $12.2 million for the corresponding periods in 1996. The decrease resulted primarily from the loss of revenues from Neozyme II Corporation ("Neozyme II"), which was acquired by Genzyme in the fourth quarter of 1996. Neozyme II provided $5.2 million and $10.6 million of revenue for the three and six months ended June 30, 1996, respectively.

MARGINS AND OPERATING EXPENSES
Gross margins for the quarters ended June 30, 1997 and 1996 were 61% and 60%, respectively, and 60% and 59% for the six months ended June 30, 1997 and 1996, respectively. Product margins for the quarter and six months ended June 30, 1997 were 65% for both periods and for the corresponding periods in 1996 were 68% and 66%, respectively. The decrease primarily relates to decreased sales volume of Melatonin and the addition of lower margin sales of DSP. Service margins were 29% and 19% for the three months ended June 30, 1997 and 1996, respectively, and 28% and 23% for the six months ended June 30, 1997 and 1996, respectively. Genzyme provides a broad range of health care products and services, resulting in a broad range of gross margins depending on the particular market conditions of each product or service.

Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three months ended June 30, 1997 increased 26% to $50.4 million from $40.0 million in the same period last year. SG&A and amortization of intangibles for the six months ended June 30, 1997 increased 28% to $101.0 million from $78.6 million in the same period last year. The increases resulted primarily from the acquisitions of Genetrix and DSP and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of Seprafilm(TM) and increased surgeon training costs related to CARTICEL(R).

Research and development expenses for the three and six months ended June 30, 1997 were $28.6 million and $48.7 million, respectively, compared to $18.6 million and $36.3 million in the same periods last year, an increase of 54% and 34%, respectively. The increases were due to Genzyme General's commitment to fund development costs of the ATIII program being conducted by GTC and to the one time write-off of $7.0 million for in-process technology related to the acquisition of PharmaGenics by GMO in June 1997.

OTHER EXPENSES
Net other expenses were $2.4 million and $4.2 million for the three and six month periods ended June 30, 1997 compared to net other income of $5.0 million and $8.4 million for the same periods in 1996. The change was primarily the result of an increase in interest expense. The increase in interest expense is due primarily to approximately $1.6 million and $3.4 million of interest in the three and six months ended June 30, 1997, respectively on borrowings under the Revolving Credit Facility and a reduction of capitalized interest, due to the completion of Genzyme's Allston Landing manufacturing facility in June 1996.

Interest expense for the three and six months ended June 30, 1997 was $2.6 million and $5.3 million, respectively, net of $0.4 million of capitalized interest on construction in progress in each period, as compared to interest expense of $0.2 million and $0.4 million for the three and six months ended
June 30, 1996, respectively, net of capitalized interest of $0.5 million and $2.2 million, respectively. Investment income and gain on investment for the three and six months ended June 30, 1997 decreased 56% and 51%, respectively, compared to the same periods in 1996 due primarily to lower average cash balances and a $1.7 million gain on the sale of the Company's investment in North American Biologicals, Inc. ("NABI") recorded in June 1996.

The tax provisions for the three and six months ended June 30, 1997 vary from the U.S. statutory tax rate due to the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, tax credits and taxes on foreign earnings. The effective tax rate was 38.4% and 38.9% for the three and six months ended June 30, 1997, respectively, as compared to 41.0% and 39.5% for the corresponding periods in 1996.

GENZYME GENERAL

REVENUES
Total revenues for the three and six months ended June 30, 1997 were $147.6 million and $292.2 million, respectively, an increase of 29% over each of the corresponding periods in 1996. Product and service revenues were $145.9 million and $288.8 million, respectively, an increase of 35% over the same periods in 1996. Product revenues for the three and six months ending June 30, 1997 increased 45% and 41%, respectively, over the same periods in 1996, primarily due to the addition of sales through the acquisition of DSP and to increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme.

Product sales for the Specialty Therapeutics business unit for the three and six months ended June 30, 1997 consisted entirely of sales of Ceredase(R) enzyme and Cerezyme(R) enzyme and increased 25% and 27%, respectively, over the corresponding periods in 1996 due to increased shipments resulting from successful market penetration efforts in Japan and continued growth in new patient accruals in existing markets. Genzyme General's results of operations are highly dependent on these products as they represented 61% and 60% of product sales for the three and six months ended June 30, 1997, respectively.

Product sales for the Surgical Products business unit for the three and six months ended June 30, 1997, were $26.7 million and $53.7 million, respectively, and consisted primarily of sales by DSP. DSP's product sales for the three and six months ended June 30, 1996, which are not included in the results for Genzyme General, were $26.4 million and $54.1 million, respectively.

Product sales for the three and six months ended June 30, 1997 by the Diagnostic Products business unit were level over the same period as 1996. Total Pharmaceutical product sales declined 21% and 43% in the three and six months ended June 30, 1997 as compared to 1996 as a result of a significant decline in sales of Melatonin. This was offset by a 27% and 37% increase for the same periods in sales of pharmaceutical grade hyaluronic acid ("HA") powder and other pharmaceutical products. Melatonin sales began to decline materially in the second half of 1996 due to reduced market demand, and Genzyme General does not expect that Melatonin sales will return to the levels experienced during the first half of 1996.

Revenues for Genzyme Genetics decreased 15% and 2% for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. The decrease for the three and six months ended June 30, 1997 was primarily from the loss of revenue from GDI, which was sold in November 1996, but was offset by higher unit volumes attributable to the acquisition of Genetrix which were added to Genzyme Genetics's revenues from May 1996. GDI contributed $3.6 million and $7.1 million, respectively, in revenues for the three and six months ended June 30, 1996.

International sales for the three and six months ended June 30, 1997 and 1996 represented 39% and 38%, and 43% and 40%, respectively, of total product sales as the addition of domestic sales by DSP offset an increase in the combined international sales of Ceredase(R) and Cerezyme(R) enzymes of 26% and 33% for the three and six months ended June 30, 1997, respectively.

Revenues from research and development contracts for the three and six months ended June 30, 1997 were $1.7 million and $3.4 million, respectively, as compared to $6.1 million and $12.2 million, respectively, for the corresponding periods in 1996. This represents a decrease of 72% for both periods due primarily to the absence of revenue from Neozyme II, which was acquired by Genzyme in the fourth quarter of 1996 and which provided $5.2 million and $10.6 million of revenue for the three and six month periods ended June 30, 1996, respectively.

MARGINS AND OPERATING EXPENSES
Gross margins were 63% and 62% for the three and six month periods ended June 30, 1997, respectively, compared to 62% for both the three and six month periods ended June 30, 1996. Genzyme General provides a broad range of health care products and services, resulting in a broad range of gross margins depending on the particular market conditions of each product or service. Product margins were 65% for both the three and six month periods ended June 30, 1997 compared to 68% and 66% for the three and six month periods ended June 30, 1996, respectively. The decrease primarily relates to decreased sales volume of Melatonin and the addition of lower margin sales of DSP.

Service margins increased to 37% for both the three and six months ended June 30, 1997 from 32% and 34% for the corresponding periods in 1996 due to the completion of the consolidation of Genzyme Genetics with Genetrix, the sale of GDI, and the resulting elimination of redundant facilities and staffing.

SG&A expenses for the three and six months ended June 30, 1997 were $40.8 million and $81.7 million, respectively, an increase of 29% and 30% over the same periods in 1996. The increase was due primarily to the acquisition of DSP and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of Seprafilm(TM). DSP added $9.8 million and $18.5 million in SG&A expenses for the three and six month periods ending June 30, 1997, respectively, which are not included in the results of Genzyme General for the same periods in 1996. Charges for the amortization of intangibles for the three and six month periods ended June 30, 1997 were $3.1 million and $6.4 million, respectively, as compared to $1.5 million and $2.5 million in the same periods of 1996 due to the addition of acquired patents and trade names and goodwill recorded as a result of the acquisitions of Genetrix and DSP.

Research and development expenses for the three and six months ended June 30, 1997 were $19.0 million and $36.3 million, respectively, an increase of 17% and 15%, respectively, over the same periods in 1996 due to Genzyme General's funding of the development costs of the ATIII program being conducted by GTC and increased spending on internal programs, most notably Thyrogen(R).

OTHER INCOME AND EXPENSES
Other income and expenses decreased substantially due to the combined effect of a decrease in investment income and an increase in interest expense related to funds borrowed under the Revolving Credit Facility. Investment income and gain on investment for the three and six months ended June 30, 1997 decreased to $2.6 million and $4.9 million, respectively, from $5.9 million and $9.9 million for the same periods in 1996 due primarily to lower average cash balances and a $1.7 million gain on the sale of Genzyme General's investment in NABI which was recorded in the second quarter of 1996. Interest expense for the three and six months ended June 30, 1997 was $1.7 million and $4.0 million, respectively, compared to $0.2 million and $0.4 million for the same periods in 1996. The increase resulted from interest on funds borrowed in 1996 to finance portions of the acquisitions of DSP and Neozyme II and a reduction of capitalized interest on construction in progress due to the completion of Genzyme's Allston Landing manufacturing facility in June 1996.

The tax provisions for the three and six months ended June 30, 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible amortization of intangibles, Genzyme General's share of losses of unconsolidated affiliates and taxes on foreign earnings. The effective tax rate was 38.1% and 38.4%, respectively, for the three and six months ended June 30, 1997, a slight decrease over the corresponding periods in 1996. The allocated tax benefit generated by Genzyme Tissue Repair and GMO for the three and six months ended June 30, 1997 of $4.5 million and $9.0 million, respectively, reduced Genzyme General's tax rate to 23.1% and 22.8%, respectively, for such periods.

GENZYME TISSUE REPAIR

REVENUES
Service revenues for the three and six months ended June 30, 1997 were $2.7 million and $4.6 million, respectively, an increase of 61% and 38% over the same periods in 1996. Sales of the CARTICEL(R) Service were $1.6 million and $2.7 million, respectively, for the three and six months ended June 30, 1997 as compared to $0.9 million and $1.3 million, respectively, for the comparable periods in 1996. The growth in CARTICEL(R) sales is primarily attributable to increased acceptance of the service by surgeons and insurance companies and a continued increase in the number of surgeons trained in the procedure utilizing the service. Sales of the Epicel(SM) Service were $1.1 million and $1.9 million, respectively, in the three and six months ended June 30, 1997 compared to $0.8 million and $2.0 million for the same periods in 1996 due to a decrease in the number of burn incidents requiring the service.

MARGINS AND OPERATING EXPENSES
Genzyme Tissue Repair's cost of services sold exceeded revenue for the three and six months ended June 30, 1997 by $0.5 million and $1.4 million, respectively, compared to $1.8 million and $2.5 million, respectively, for the same periods in 1996 primarily due to the higher sales volume and efficiencies gained in the manufacturing process.

SG&A expenses were $6.2 million and $12.7 million for the three and six months ended June 30, 1997, respectively, a decrease of 8% and 2% over the same periods in 1996 due primarily to a small reduction in staffing levels. Genzyme Tissue Repair incurs direct SG&A charges as well as an SG&A charge from Genzyme General for SG&A work performed by Genzyme General on behalf of Genzyme Tissue Repair. For the three and six months ended June 30, 1997, $2.0 million and $4.1 million, respectively, of SG&A services were provided by Genzyme General as compared to $1.7 million and $4.3 million for the same periods in 1996.

Research and development expenses were $2.2 million and $5.0 million for the three and six months ended June 30, 1997, respectively, as compared to $2.4 million and $4.7 million for the same periods in 1996. Increased spending associated with the Biologics License Application for CARTICEL(R) was offset by a decline in costs related to the Vianain(R) program. For the three and six months ended June 30, 1997, $1.8 million and $3.7 million, respectively, of research and development services were provided to Genzyme Tissue Repair by Genzyme General, compared to $2.3 million and $3.3 million in the corresponding periods of 1996.


OTHER INCOME AND EXPENSES
Investment income declined to $0.2 million and $0.4 million for the three and six months ended June 30, 1997, respectively, from $0.4 million and $1.0 million in the same periods of 1996, due primarily to lower average cash balances.

Interest expense for the three and six months ended June 30, 1997 increased to $0.9 million and $1.2 million, respectively, as a result of a 20% increase in borrowings under the Company's Revolving Credit Facility as compared to June 30, 1996 and the addition of $11.5 million of debt from the private placement of Genzyme Tissue Repair's 5% convertible note in February 1997 (see "Liquidity and Capital Resources").

In the three and six months ended June 30, 1997, Genzyme Tissue Repair provided $2.3 million and $4.1 million, respectively, of funding to, and realized a net loss of $1.8 million and $3.4 million, respectively, from Diacrin/Genzyme LLC, the joint venture established between Genzyme Tissue Repair and Diacrin to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans.

GENZYME MOLECULAR ONCOLOGY (A DEVELOPMENT STAGE ENTERPRISE)
GMO consists of all of PharmaGenics's business, several programs previously allocated to Genzyme General in the area of molecular oncology and Genzyme's rights under agreements with third parties relating to gene therapies for the treatment of cancer. Although the activities of Genzyme General that were allocated to GMO have been reflected in the separate statements of GMO shown herein, the GMO Stock was not issued until completion of the acquisition of PharmaGenics in June 1997. Approximately 3,929,000 shares of GMO Stock (subject to adjustment) were issued to the former stockholders of PharmaGenics in the Merger. As compensation to Genzyme General for its contribution to GMO, 6,000,000 GMO Designated Shares have been reserved for issuance by the Genzyme Board for the benefit of Genzyme General or its stockholders. The Genzyme Board may issue the GMO Designated Shares as a stock dividend to the holders of GGD Stock or it may sell such shares in a public or private sale and allocate the proceeds to Genzyme General. Genzyme's management and accounting policies require Genzyme to distribute GMO Designated Shares to holders of GGD Stock no later than November 30, 1998 or 360 days following completion of an initial public offering of GMO Stock, although Genzyme may elect to distribute these shares at any time.

The aggregate purchase price was $27.5 million plus estimated acquisition costs of $2.2 million, assumed liabilities of $5.4 million and the recording of a deferred tax liability of $7.6 million resulting from the temporary difference between the book and tax basis of the completed technology. The portion of the purchase price allocated to the completed technology was $20.0 million which will be amortized over five years. GMO allocated $7.0 million to in-process technology which represents the value assigned to PharmaGenics's programs which are still in the development stage and for which there is no alternative use. The value assigned to these programs has been determined by selecting the maximum anticipated value of these programs, as provided by an independent valuation of the PharmaGenics business, based on comparable technologies. GMO charged the amount allocated to in-process technology to operations in June 1997, the period in which the Merger was consummated.

RESULTS OF OPERATIONS

In the three and six months ended June 30, 1997, GMO incurred $1.0 million and $1.5 million, respectively, of research and development costs as compared to $0.2 million and $0.4 million for the same periods in 1996. GMO has incurred $2.8 million of research and development costs from December 1, 1994 (date of inception) to June 30, 1997.

For the three and six months ended June 30, 1997, GMO recorded a $7.0 million charge for the purchase of in-process technology which has no alternative future use, as part of the acquisition of PharmaGenics.

GMO incurred $0.4 million and $0.5 million of general and administrative expenses in the three and six months ended June 30, 1997, respectively, of which $0.2 million in each period represents the amortization of completed technology related to the acquisition compared to $38,000 and $0.1 million for the corresponding periods of 1996. GMO has incurred $0.8 million of general and administrative expense from December 1, 1994 (date of inception) to June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION AND SUBSIDIARIES

As of June 30, 1997, Genzyme had cash, cash equivalents and marketable securities of $179.0 million, a decline of $9.0 million from December 31, 1996, primarily due to repayment of $102.8 million of debt and capital lease obligations in the six months ended June 30, 1997, of which $100.0 million represents a reduction in Genzyme's outstanding debt under the Revolving Credit Facility, offset by $87.0 million of cash related to certain warrants exercised immediately prior to December 31, 1996 and classified as other current assets in Genzyme's balance sheet as of December 31, 1996. At June 30, 1997, $118.0 million was outstanding under the Revolving Credit Facility, of which $95.0 million was allocated to Genzyme General, $18.0 million was allocated to Genzyme Tissue Repair and $5.0 million was allocated to GMO. Genzyme generated $11.1 million of cash from operations for the six months ended June 30, 1997. Investing activities used $10.0 million of cash in the first six months of 1997. Turnover of the investment portfolio provided $20.0 million of cash, of which $16.1 million was used to finance manufacturing capacity expansion, $4.1 million was used to fund GTR's investment in Diacrin/Genzyme LLC, $2.5 million was loaned to PharmaGenics pursuant to the terms of a pre-acquisition credit facility provided to PharmaGenics by Genzyme, $2.5 million was used to make an equity investment in GelTex, $4.0 million was used to fund a non-compete agreement and $0.8 million was used to fund acquisition costs and other non current assets. Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan were $101.9 million for the six months ended June 30, 1997.

As of June 30, 1997, Genzyme had accounts receivable of $120.9 million, net of an allowance for doubtful accounts, an increase of $4.1 million from December 31, 1996 due to the growth in each of Genzyme's businesses. Genzyme had inventories of $136.8 million, an increase of $11.5 million over December 31, 1996. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit inventories as a result of increased production of Cerezyme(R) and in the Surgical Products business unit in support of the introduction of Seprafilm(TM) in the North American marketplace.

As of June 30, 1997, 2,694,438 GTR Designated Shares had been reserved for issuance at the discretion of the Genzyme Board for the benefit of Genzyme General or its stockholders and 466,501 Designated Shares had been reserved for issuance upon the exercise of Genzyme General stock options and warrants. On June 30, 1997, the Genzyme Board declared a dividend of 2,685,941 GTR Designated Shares which were distributed on July 22, 1997 to Genzyme General stockholders of record as of July 11, 1997, in a tax-free distribution of approximately .03 share of GTR Stock for each share of GGD Stock owned. A total of 2,294,613 shares of GTR Stock were issued to Genzyme General stockholders in the distribution and 391,328 shares of GTR Stock have been reserved for issuance upon the exercise of Genzyme General stock options and warrants outstanding on the record date.

GENZYME GENERAL

As of June 30, 1997, Genzyme General had cash, cash equivalents and marketable securities of $153.0 million, a decline of $18.7 million from December 31, 1996, primarily due to repayment of $102.8 million of debt and capital lease obligations in the six months ended June 30, 1997, of which $100.0 million represents a reduction in Genzyme General's outstanding debt under the Revolving Credit Facility, offset by $87.0 million of cash related to certain warrants exercised immediately prior to December 31, 1996 which were classified as Other current assets in Genzyme General's balance sheet as of December 31, 1996. Genzyme General generated $30.0 million of cash from operations in the six months ended June 30, 1997. Investing activities used $24.3 million of cash in the six months ended June 30, 1997. Turnover of the investment portfolio provided $20.0 million of cash, of which $15.9 million was used to finance manufacturing capacity expansion and $14.0 million was allocated to Genzyme Tissue Repair. Of the $14.0 million allocated to GTR, $4.1 million was allocated in exchange for 401,256 GTR Designated Shares which have been reserved for issuance at the Genzyme Board's discretion for the benefit of Genzyme General or its stockholders to fund GTR's investment in Diacrin/Genzyme LLC, a joint venture with Diacrin and $10.0 million was allocated pursuant to Genzyme General's remaining option to allocate up to $20.0 million in cash to GTR in exchange for GTR Designated Shares at $10 per GTR Designated Share. In addition, Genzyme General allocated $5.0 million of cash to GMO to fund operations, loaned $2.5 million of funds to PharmaGenics pursuant to the terms of a pre-acquisition credit facility provided to PharmaGenics by Genzyme, invested $2.5 million in GelTex, used $4.0 million to fund a non-compete agreement and $0.4 million to fund acquisition costs and other noncurrent assets. Proceeds from the exercise of stock options, warrants and stock issued through the employee stock purchase plan were $100.8 million for the six months ended June 30, 1997.

As of June 30, 1997, Genzyme General had accounts receivable of $118.7 million, net of an allowance for doubtful accounts, an increase of $3.5 million from December 31, 1996 due to the growth in each of Genzyme General's businesses. Genzyme General had inventories of $135.3 million, an increase of $11.9 million over December 31, 1996. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit inventories as a result of increased production of Cerezyme(R) and in the Surgical Products business unit in support of the introduction of Seprafilm(TM) in the North American market place.

On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat(TM) coating solution for the reduction of adhesions in abdominal and pelvic surgery. Genzyme General has since withdrawn the pre-market approval application for Seprecoat(TM). Although there are no current plans to submit a new application, Genzyme General plans to continue to market Sepracoat(TM) in Europe.

In June 1997, Genzyme General formed a joint venture with GelTex for the final development and commercialization of RenaGel(R) non-absorbed phosphate binder, a novel approach to control the elevated serum phosphorus levels that cause serious complications in chronic kidney failure patients. Funding for the joint venture will be provided equally by Genzyme and GelTex. The agreement calls for Genzyme General to pay GelTex $27.5 million, consisting of a $2.5 million equity investment paid in June 1997, a $15.0 million payment on receipt of FDA marketing approval for RenaGel(R), and a $10.0 million payment one year following FDA marketing approval for RenaGel(R).

Genzyme General expects that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing the market introduction of the Sepra products in the United States and Europe and making certain payments to third parties in connection with strategic collaborations. Genzyme General's cash resources will also be diminished upon repayment of amounts borrowed, plus accrued interest, under the Revolving Credit Facility and if its option to acquire the partnership interests in Genzyme Development Partners, L.P. ("GDP") is exercised using cash to pay some or all of the exercise price. In addition, the liabilities or contingencies of GTR and GMO affect Genzyme's resources or financial condition and could affect the financial condition or results of operations of Genzyme General. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on terms reasonably acceptable to Genzyme.

GENZYME TISSUE REPAIR

As of June 30, 1997, Genzyme Tissue Repair had cash, cash equivalents and marketable securities of $20.9 million, an increase of $4.7 million from December 31, 1996. Genzyme Tissue Repair used $18.9 million of cash for operations in the six months ended June 30, 1997. Investing activities used $4.7 million of cash in the six months ended June 30, 1997, of which $4.1 million represents GTR's additional investment in Diacrin/Genzyme LLC and $0.5 million represents investments in other noncurrent assets. These expenditures were financed primarily by $14.0 million of cash allocated to GTR from Genzyme General, of which $10.0 million represented cash allocated pursuant to Genzyme General's remaining option to allocate up to $20.0 million of cash to GTR in exchange for GTR Designated Shares at $10 per share and $4.1 million represented cash allocated to GTR to fund its investment in Diacrin/Genzyme LLC, and $13.0 million of proceeds from the February 1997 private placement of the GTR Note with an affiliate of Credit Suisse First Boston, due February 27, 2000. Of the $13.0 million in proceeds from the GTR Note, GTR recorded $11.5 million of proceeds attributable to the value of the debt and $1.5 million attributable to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period. Proceeds from the issuance of common stock through exercises of stock options and warrants and through the employee stock purchase plan contributed $1.1 million in the six months ended June 30, 1997 and as of June 30, 1997, $18.0 million of funds borrowed by Genzyme Tissue Repair in December 1996 under the Revolving Credit Facility remained outstanding.

Genzyme Tissue Repair does not expect its available cash and investments will be sufficient to finance planned operations and capital requirements through the end of 1997 and must raise significant additional capital in order to continue operations at current levels. Genzyme Tissue Repair's plans to raise additional capital include consideration of the sale of additional equity securities, strategic alliances with third parties to fund further developments and marketing of the CARTICEL(R) Service and other business transactions that would generate capital resources to assure continuation of Genzyme Tissue Repair's operations and research programs. If these initiatives are not successful, Genzyme Tissue Repair may be required to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that the division would otherwise undertake itself.

GENZYME MOLECULAR ONCOLOGY (A DEVELOPMENT STAGE ENTERPRISE)

As of June 30, 1997, GMO had cash and cash equivalents of $5.0 million. GMO used $1.4 million of cash for operations in the six months ended June 30, 1997 which was financed by Genzyme General.

GMO anticipates that revenues generated from the sale of SAGE services, a high-speed, differential gene identification technology which was acquired upon consummation of the Merger, SAGE license fees and cash available for allocation to GMO from Genzyme General pursuant to the $25.0 million equity line approved by the Genzyme Board will be sufficient to fund GMO's operations through April 1998. Significant additional funds will be required to complete the clinical testing and commercialization of GMO's products and services. There can be no assurance that such additional funds will be available on favorable terms to GMO or to the existing holders of GMO stock, if at all.

In addition, GMO's cash requirements may vary materially from those now planned as a result of factors including progress of GMO's research and development programs, the ability of GMO to establish and maintain additional strategic alliances and licensing arrangements, the progress of GMO's development programs, competing technological and marketing developments, the costs involved in enforcing patent claims and other intellectual property rights and the cost and timing of regulatory approvals. Insufficient funds may require GMO to delay, scale back or eliminate certain of its programs or to license to third parties to commercialize technologies or products that GMO would otherwise undertake itself. Such actions may adversely affect the value of the GMO Stock.


SUBSEQUENT EVENTS
In July 1997, Genzyme General purchased 1,153,846 shares of ABIOMED, Inc. common stock for $13.00 per share for an aggregate investment of $14,999,998. As a result of the investment, Genzyme owns approximately 14% of ABIOMED, Inc.

Pursuant to the Convertible Debt and Development Funding Agreement between Genzyme and GTC, as described in the 1996 Genzyme 10-K/A, Genzyme General has been funding GTC's development of transgenic ATIII, a plasma protein that helps regulate blood clotting, since April 1, 1996. In July 1997, Genzyme and GTC announced an agreement in principal had been reached on the key terms of a joint venture for further development, marketing and distribution of transgenic ATIII worldwide, excluding Asia. Pursuant to the terms of the joint venture agreement, Genzyme General will provide 70% of the development costs up to a maximum of $33.0 million. GTC will fund the remaining 30% of the development costs. Both companies will fund equally any costs in excess of that level, and profits will be split equally.

In July 1997, StressGen/Genzyme LLC was established as a joint venture among Genzyme, StressGen and CMDF to develop stress gene therapies for the treatment of cancer. CMDF provided a total of $10.0 million (Canadian) in funding in connection with the joint venture through the combination of a capital contribution to StressGen/Genzyme LLC in the amount of $1.0 million (Canadian), the purchase of warrants from Genzyme in the amount of $1.0 million (Canadian), the purchase of warrants and preferred stock from StressGen in the amount of $1.4 million (Canadian) and a limited recourse loan bearing interest at 0.125% per annum to StressGen in the amount of $6.6 million (Canadian). Each of Genzyme and StressGen (through a U.S. subsidiary) also made a capital contribution to StressGen/Genzyme LLC in the amount of $1.0 million (Canadian) and a limited recourse loan was made by the U.S. subsidiary of StressGen to StressGen/Genzyme LLC in the amount of $7.0 million (Canadian). In addition, Genzyme and StressGen have agreed to provide in equal shares any additional capital required by the joint venture in excess of the initial $10.0 million (Canadian) funding. The warrants sold to CMDF by Genzyme are described in
Part II, Item 2. "Changes in Securities."

Genzyme and StressGen have an option (the "Purchase Option"), payable in equal shares, to purchase CMDF's membership interest in StressGen/Genzyme LLC at any time during the three-year period beginning July 31, 1999 and ending July 31, 2002. The exercise price of the Purchase Option initially will be $15.6 million (Canadian) in July 1999 and will increase monthly thereafter to a final exercise price of $30.5 million (Canadian) in July 2002. The limited recourse loan made by CMDF will be retired in connection with the exercise of the Purchase Option. If the Purchase Option is not exercised, CMDF may require Genzyme and StressGen to repay $2.0 million (Canadian) each of the limited recourse loan. In addition, at any time during the 30-day period commencing on the date when not less than 75% of the initial funding provided by CMDF has been spent by the joint venture, but in no event later than July 31, 1999, CMDF shall have the right (the "Mandatory Purchase Right") to require Genzyme and StressGen to purchase its membership interest at an aggregate purchase price of $10.0 million (Canadian) plus interest thereon at a rate per annum equal to the Canadian prime rate plus 1%. The Mandatory Purchase Right will terminate if not exercised by CMDF during such 30-day period. Genzyme's share of any amounts payable to CMDF upon exercise of the Purchase Option, the Mandatory Purchase Right or repayment of the limited recourse loan may be paid in cash, Genzyme common stock or any combination thereof at the discretion of Genzyme.

Prior to the repurchase of CMDF's membership interest in StressGen/Genzyme LLC, profits from the joint venture will be shared in proportion to the capital contributions of the three parties. Following the repurchase of CMDF's membership interest, profits will be shared equally by StressGen and Genzyme.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK.

Not applicable.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

           In June 1997, the Company amended and restated the Genzyme Charter to
           (i) authorize 150,000,000 shares of undesignated common stock (before designation of the GMO Stock) that could be issued by the Genzyme Board from time to time in one or more series and (ii) redesignate Genzyme's two separate then existing classes of common stock (GGD Stock and GTR Stock) as series of a single class of common stock. Each new series of common stock has substantially the same features as the class of common stock it replaced. Generally, the undesignated common stock may be issued by the Genzyme Board as one or more new series of common stock without further stockholder approval. The Genzyme Board is authorized to determine the number of shares of each new series and all rights and privileges of each new series, including dividend rights, exchange or redemption provisions, rights upon liquidation or merger, and voting rights, provided that the holders of any series of common stock will not be entitled to more than one vote per share at the time of initial issuance of shares of such series. The issuance of additional series of common stock could have the effect of discouraging potential takeover attempts and thus deprive stockholders of an opportunity to realize a premium for their shares.

           In connection with the PharmaGenics acquisition in June 1997, the Genzyme Board subsequently designated 40,000,000 shares of common stock as a new series of common stock, GMO Stock. The Genzyme
           Board designated 400,000 shares of preferred stock as a new series of preferred stock, Series C Junior Participating Preferred Stock, $0.01 par value, in connection with the amendment and restatement of the Restated Rights Agreement by and between the Company and American Stock Transfer & Trust Company, which was amended to reflect the change in the Company's capital structure.

           On July 31, 1997, Genzyme sold three warrants (the "Front-End Warrant", the "NDA Warrant", and the "Callable Warrant", collectively, the "Warrants") to purchase Genzyme common stock to CMDF for an aggregate purchase price of $724,000 ($1.0 million (Canadian). Each Warrant is initially exercisable for up to 40,000 shares of GGD Stock and will be converted automatically upon the closing date of the initial public offering (the "GMO IPO") of GMO Stock into warrants to purchase that number of shares of GMO Stock equal to 40,000 multiplied by a fraction, the numerator of which is $25.18 and the denominator of which is the lower of (a) the dollar amount determined by the following formula: $7.00 + [(IPO Price - $7.00) x 149/IPODATE], where IPO Price = the offering price of the GMO Stock in the GMO IPO, 149 represents the number of calendar days between the date on which the letter of intent for the joint venture StressGen/Genzyme was executed and the closing date of the initial capitalization of the joint venture, and IPODATE = the number of calendar days between the date on which the letter of intent for the joint venture was executed and the closing date of the GMO IPO or (b) IPO Price (the lower of (a) or (b) is herein referred to as the "GMO Conversion Price").

           The Front-End Warrant is exercisable immediately and will terminate upon the earlier of the exercise of the Mandatory Purchase Right by CMDF or July 31, 2002. The exercise price of the Front-End Warrant is $30.18 per share of GGD Stock and, upon conversion following the GMO IPO, will be equal to one hundred twenty percent (120%) of the GMO Conversion Price per share of GMO Stock.

           The NDA Warrant will be exercisable during the one-year period following the filing of the first new drug application with the FDA for a product developed by StressGen/Genzyme LLC and will terminate upon the earliest of the exercise of the Mandatory Purchase Right by CMDF, the expiration of the Purchase Option or July 31, 2007. The exercise price of the NDA Warrants is $30.18 per share of GGD Stock and, upon conversion following the GMO IPO, will be equal to one hundred twenty percent (120%) of the GMO Conversion Price per share of GMO Stock.

           The Callable Warrant will be exercisable during the three-year period following the expiration of the Purchase Option and will terminate upon the earliest of the exercise of the Mandatory Purchase Right by CMDF, the exercise of the Purchase Option or July 31, 2005. The exercise price of the Callable Warrant per share of GGD Stock will be equal to the average of the closing sale prices of the GGD Stock on the Nasdaq National Market (or any securities exchange or over-the-counter market on which the GGD Stock is then listed or quoted) for the 20 trading days ending on the expiration date of the Purchase Option, and upon conversion following the GMO IPO, will be equal to the average of closing sale prices of the GMO Stock on the Nasdaq National Market (or any securities exchange or over-the-counter market on which the GMO Stock is then listed or quoted) for the 20 trading days ending on the expiration date of the Purchase Option.

           Genzyme believes the sale of the Warrants qualifies as a transaction by an issuer not involving a public offering within the meaning of
           Section 4(2) of the Securities Act (the "Act") based on the manner of offering (a negotiated sale to a single purchaser without general solicitation) and the purchaser's financial status, investment experience and investment intent, as represented to Genzyme. Genzyme further believes the offer and sale of the Warrants also qualifies for the safe harbor for offers and sales outside the United States provided under Rule 903 of Regulation S under the Act since (i) the offer and sale were made in an offshore transaction, (ii) no directed selling efforts were engaged in by Genzyme, (iii) offering restrictions were implemented and (iv) CMDF is not a U.S. person.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           I. The Company held an annual meeting of its stockholders on May 29, 1997. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

              a. Proposal to elect two directors for a term of office expiring in 2000:

              Nominee
              -------
              Henri A. Termeer
                                 Number of               Number of      Number of Votes       Number of
                                 Votes For            Votes Withheld       Abstaining      Broker Non-Votes
                                 ----------           --------------    ---------------    ----------------
              GGD                58,318,091                520,720            0                  0
              GTR*                3,810,615                 37,406            0                  0
                                 ----------                -------           --                 --
              Total              62,128,706                558,126            0                  0

              Nominee
              -------
              Henry R. Lewis
                                 Number of               Number of      Number of Votes       Number of
                                 Votes For            Votes Withheld       Abstaining      Broker Non-Votes
                                 ----------           --------------    ---------------    ----------------
              GGD                58,318,872              519,939              0                  0
              GTR*                3,809,835               38,186              0                  0
                                 ----------              -------             --                 --
              Total              62,128,707              558,125              0                  0

              b. Proposal to amend the Company's 1990 Employee Stock Purchase Plan (the "ESPP") to increase the number of shares of GGD stock available shares for issuance under such plan from 1,500,000 to 2,000,000 shares.

                          Number of       Number of Votes       Number of Votes          Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        46,595,790          11,943,850             299,171                   0
              GTR*        3,229,593             601,333              17,095                   0
                         ----------          ----------             -------                  --
              Total      49,825,383          12,545,183             316,266                   0

              c. Proposal to amend the ESPP to increase the number of shares of GTR stock available for issuance under such plan from 600,000 to 1,100,000 shares.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        46,263,732          12,271,324             303,755                   0
              GTR*        3,100,525             729,356              18,140                   0
                          ----------          ----------             -------                  --
              Total      49,364,257          13,000,680             321,895                   0

              d. Proposal to amend the Company's 1988 Director Stock Option Plan (the "Director Plan") to increase the number of shares of GGD stock available for issuance under such plan from 200,000 to 233,600 shares.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        51,891,846           6,658,603             288,362                   0
              GTR*        3,246,176             580,342              21,503                   0
                         ----------           ---------             -------                  --
              Total      55,138,022           7,238,945             309,865                   0

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

              e. Proposal to amend the Director Plan to increase the number of shares of GTR Stock available for issuance under such plan from 70,000 to 100,000 shares.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        51,894,710           6,653,286             290,815                   0
              GTR*        3,220,607             605,908              21,506                   0
                         ----------           ---------             -------                  --
              Total      55,115,317           7,259,194             312,321                   0

            ----------
            * Represents the actual number of shares of GTR Stock voted multiplied by .33.

            II. The Company held a special meeting of its stockholders on June 12, 1997. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

              a. Proposal to approve the Merger Agreement between Genzyme and PharmaGenics which provides for the merger of PharmaGenics with and into Genzyme and the issuance of shares of GMO Stock in connection therewith.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        45,764,726           1,756,657             249,597                   0
              GTR*        2,347,090             114,015              34,843                   0
                         ----------           ---------             -------                  --
              Total      48,111,816           1,870,672             284,440                   0


              b. Proposal to amend and restate the articles of organization of Genzyme to redesignate Genzyme's existing classes of common stock as separate series of a single class of common stock and to authorize 150,000,000 shares of undesignated common stock that may be issued from time to time by the Genzyme Board in one or more series.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        39,859,153            881,042             220,400
              GTR*        2,264,547             59,707              28,361
                         ----------            -------             -------
              Total      42,123,700            940,749             248,761                6,953,718

              c. Proposal to amend the 1990 Equity Incentive Plan to authorize the granting of awards under such plan relating to GMO stock.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        27,675,435          14,936,206           1,750,379
              GTR*        1,662,846             794,153              38,948
                         ----------          ----------           ---------
              Total      29,338,281          15,730,359           1,789,327               3,408,961


              d. Proposal to amend the Director Plan to authorize the granting of options to purchase GMO stock under such plan.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        30,770,739          13,280,794             310,487
              GTR*        1,778,214             677,711              40,022
                         ----------          ----------             -------
              Total      32,548,953          13,958,505             350,509               3,408,961

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

              e. Proposal to amend the ESPP to authorize the granting of stock purchase rights under such plan relating to GMO stock.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        32,529,086          11,555,952             276,982
              GTR*        1,912,640             544,172              39,135
                         ----------          ----------             -------
              Total      34,441,726          12,100,124             316,117               3,408,961

              f. Proposal to amend the Directors' Deferred Compensation Plan to authorize the distribution of shares of GMO stock credited to stock accounts under such plan.

                          Number of          Number of          Number of Votes           Number of
                          Votes for        Votes Against          Abstaining          Broker Non-Votes
                         ----------        -------------        ---------------       ----------------
              GGD        42,095,920           1,941,213             320,887
              GTR*        2,327,073             127,984              40,890
                         ----------           ---------             -------
              Total      44,422,993           2,069,197             361,777               3,412,961

            ----------
            * Represents the actual number of shares of GTR Stock voted multiplied by .33.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 See Exhibit Index following the signature page to this Form 10-Q.

            (b)  Reports on Form 8-K

                 On April l, 1997 the Company filed a Current Report on Form 8-K to provide certain pro forma financial information as of March 31, 1997 for Genzyme and Genzyme General.

                 On June 30, 1997, the Company filed a Current Report on Form 8-K to (i) announce the completion of the PharmaGenics acquisition, (ii) announce the amendment of the Genzyme Charter and (iii) provide certain pro forma financial information as of March 31, 1997 for GMO.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GENZYME CORPORATION


DATE:  August 14, 1997              By: /s/ David J. McLachlan
                                        ----------------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Executive Vice President, Finance;
                                        Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997


                                  EXHIBIT INDEX


 Exhibit
   No.                                 Description
 -------                               -----------

 3.1                  Restated Articles of Organization of Genzyme, as amended.
                      Filed as Exhibit 1 to Genzyme's Registration Statement on Form 8-A dated June 18, 1997 (File No. 0-14680) and incorporated herein by reference.

 4.1 Series Designation for Genzyme Molecular Oncology Division Common Stock, $.01 par value. Filed as Exhibit 2 to Genzyme's Registration Statement on Form 8-A dated June 18, 1997 (File No. 0-14680) and incorporated herein by reference.

 4.2 Series Designation for Genzyme Series A, Series B and Series C Junior Participating Preferred Stock, $.01 par value. Filed as Exhibit 3 to Genzyme's Registration Statement on Form 8-A dated June 18, 1997 (File No. 0-14680) and incorporated herein by reference.

 4.3 Amended and Restated Rights Agreement dated as of June 12, 1997 between Genzyme and American Stock Transfer & Trust Company. Filed as Exhibit 5 to Genzyme's Registration Statement on Form 8-A dated June 18, 1997 (File No. 0-14680) and incorporated herein by reference.


10.1* Collaboration Agreement dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel LLC. Filed as Exhibit
                      10.18 to GelTex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 0-26872) and incorporated herein by reference.

10.2* Purchase Agreement dated as of June 17, 1997 by and between Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 0-26872) and incorporated herein by reference.

10.3* Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as Exhibit 10.20 to GelTex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 0-26872) and incorporated herein by reference.

11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

27 Financial Data Schedules for Genzyme General and Genzyme Tissue Repair (for EDGAR filing purposes only). Filed herewith.

----------------------

* Confidential treatment has been requested for the deleted portions of Exhibits 10.1, 10.2 and 10.3