Form 10-Q/A
period 1997-06-30
GENZYME CORP
filed 1997-09-17
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                 AMENDMENT NO. 1
                                        ON

                                   FORM 10-Q/A


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

                      GENZYME CORPORATION AND SUBSIDIARIES

                           FORM 10-Q/A, JUNE 30, 1997



This Amendment No. 1 on Form 10-Q/A for the fiscal quarter ended June 30, 1997 has been filed to amend Part II, Item 4 "Submission of Matters to a Vote of Security Holders," in which the voting on the proposal described in subsection II a. thereof was previously erroneously reported as the voting on the proposal described in subsection II b. thereof, and vice versa. This Amendment No. 1 on Form 10-Q/A contains the corrected report on the voting on the proposals described under subsections II a. and II b. of Item 4.

                      GENZYME CORPORATION AND SUBSIDIARIES

                           FORM 10-Q/A, JUNE 30, 1997


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

                           FORM 10-Q/A, JUNE 30, 1997



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

                           FORM 10-Q/A, JUNE 30, 1997


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

                      GENZYME CORPORATION AND SUBSIDIARIES

                           FORM 10-Q/A, JUNE 30, 1997



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GENZYME CORPORATION



DATE:  September 17, 1997           By: /s/ David J. McLachlan
                                        ----------------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Executive Vice President, Finance;
                                        Chief Financial Officer