Form 10-Q
period 1997-09-30
GENZYME CORP
filed 1997-11-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               -------------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission file number 0-14680


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---     ---
The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

                 Series                         Outstanding at October 31, 1997:
                 ------                         --------------------------------
Genzyme General Division Common Stock
("GGD Stock")                                                         77,549,484

Genzyme Tissue Repair Division Common Stock
("GTR Stock")                                                         15,862,045

Genzyme Molecular Oncology Division Common Stock
("GMO Stock")                                                          3,929,000

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1997




NOTE REGARDING FORWARD-LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning the Company's future revenues, operations and expenditures. These statements represent the expectations of Genzyme's management as of the filing date of this Form 10-Q. The Company's actual results could differ materially from those forward-looking statements due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products and services, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") regarding the indications for which the Company's products may be approved, (iii) the actual size of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and competition and (vii) the risks and uncertainties described under the caption, "Factors Affecting Future Operating Results" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (the "1996 Genzyme 10K/A").

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1997
                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION
                                                                                                                    PAGE NO.
ITEM 1.         Financial Statements                                                                                -------

     GENZYME GENERAL

       Combined Balance Sheets as of September 30, 1997 and December 31, 1996.........................................   4
       Combined Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996..............   5
       Combined Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996........................   6
       Notes to Unaudited Combined Financial Statements...............................................................   7

     GENZYME TISSUE REPAIR

       Combined Balance Sheets as of September 30, 1997 and December 31, 1996.........................................   9
       Combined Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996..............  10
       Combined Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996........................  11
       Notes to Unaudited Combined Financial Statements...............................................................  12

     GENZYME MOLECULAR ONCOLOGY

       Combined Balance Sheets as of September 30, 1997 and December 31, 1996.........................................  13
       Combined Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996..............  14
       Combined Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996........................  15
       Notes to Unaudited Combined Financial Statements...............................................................  16

     GENZYME CORPORATION AND SUBSIDIARIES

       Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.....................................  20
       Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996.........   21
       Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996....................  23
       Notes to Unaudited Consolidated Financial Statements...........................................................  24

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.................   26

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk............................................   35

PART II.     OTHER INFORMATION

ITEM 2.        Changes in Securities and Use of Proceeds ............................................................   35

ITEM 6.        Exhibits and Reports on Form 8-K .....................................................................   35

Signatures...........................................................................................................   36

GENZYME GENERAL
COMBINED BALANCE SHEETS
(UNAUDITED)



(IN THOUSANDS)                                                         SEPTEMBER 30,       DECEMBER 31,
------------------------------------------------------------------------------------------------------------
                                                                              1997               1996
                                                                              ----               ----
                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................  $  108,587        $   77,220
   Short-term investments ..............................................      33,494            56,290
   Accounts receivable, less allowance for doubtful accounts ...........     117,062           115,156
   Inventories .........................................................     145,557           123,442
   Prepaid expenses and other ..........................................      16,557            99,953
   Due from Genzyme Tissue Repair ......................................       1,275             1,604
   Due from Genzyme Molecular Oncology .................................       3,735                --
   Deferred tax assets - current .......................................      17,493            17,493
                                                                          ----------        ----------
     Total current assets ..............................................     443,760           491,158

Property, plant and equipment, net .....................................     368,801           371,610

Other assets:
   Long-term investments ...............................................      26,505            38,215
   Note receivable from Genzyme Molecular Oncology .....................       2,524                --
   Intangibles, net ....................................................     247,253           247,745
   Deferred tax assets - noncurrent ....................................      45,224            42,221
   Other ...............................................................      62,835            38,570
                                                                          ----------        ----------
    Total other assets .................................................     384,341           366,751
                                                                          ----------        ----------
Total assets ...........................................................  $1,196,902        $1,229,519
                                                                          ==========        ==========


                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ....................................................  $   16,104        $   20,522
   Accrued expenses ....................................................      60,014            67,645
   Income taxes payable ................................................      26,107            17,926
   Deferred revenue ....................................................       2,518             2,693
   Current portion of long-term debt and capital lease obligations .....         683               999
                                                                          ----------        ----------
     Total current liabilities .........................................     105,426           109,785

Long-term debt and capital lease obligations ...........................     118,183           223,998
Other noncurrent liabilities ...........................................       6,610            11,511
                                                                          ----------        ----------
    Total liabilities ..................................................     230,219           345,294

Division equity ........................................................     966,683           884,225
                                                                          ----------        ----------
Total liabilities and division equity ..................................  $1,196,902        $1,229,519
                                                                          ==========        ==========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     SEPTEMBER 30,                  SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                          1997            1996            1997            1996
                                                                          ----            ----            ----            ----
Revenues:
    Net product sales .............................................. $ 132,098       $ 117,673       $ 391,890       $ 301,575
    Net service sales ..............................................    13,534          16,649          42,585          46,317
    Revenues from research and development contracts ...............     3,209           6,700           6,586          18,901
                                                                     ---------       ---------       ---------       ---------
     Total revenues ................................................   148,841         141,022         441,061         366,793

Operating costs and expenses:
    Cost of products sold ..........................................    42,516          47,911         134,526         110,399
    Cost of services sold ..........................................     8,729          12,544          27,024          32,195
    Selling, general and administrative ............................    43,717          35,904         125,390          98,961
    Research and development .......................................    18,484          18,303          54,784          49,854
    Amortization of intangibles ....................................     3,127           3,121           9,487           5,657
    Purchase of in-process research and development ................        --          24,170              --          24,170
    Restructuring charges ..........................................        --              --              --           1,465
                                                                     ---------       ---------       ---------       ---------
     Total operating costs and expenses ............................   116,573         141,953         351,211         322,701
                                                                     ---------       ---------       ---------       ---------

Operating income (loss) ............................................    32,268            (931)         89,850          44,092

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ................    (1,744)            470          (2,597)         (1,588)
    Gain on investments ............................................        --              --              --           1,711
    Investment income ..............................................     2,401           3,341           7,313          11,485
    Interest expense ...............................................    (2,006)         (3,187)         (6,006)         (3,582)
                                                                     ---------       ---------       ---------       ---------
     Total other income (expenses) .................................    (1,349)            624          (1,290)          8,026
                                                                     ---------       ---------       ---------       ---------

Income (loss) before income taxes ..................................    30,919            (307)         88,560          52,118
Provision for income taxes .........................................   (11,922)         (9,574)        (34,081)        (30,483)
                                                                     ---------       ---------       ---------       ---------

Net income (loss) ..................................................    18,997          (9,881)         54,479          21,635

Allocated tax benefit generated by Genzyme Tissue Repair ...........     4,240           3,973          13,078          11,775

Allocated tax benefit generated by Genzyme Molecular Oncology ......     1,120              --           1,321              --
                                                                     ---------       ---------       ---------       ---------

Net income (loss) attributable to Genzyme General Stock ............ $  24,357       $  (5,908)      $  68,878       $  33,410
                                                                     =========       =========       =========       =========

Income per Genzyme General common and common equivalent share:
    Net income (loss) .............................................. $    0.31       $   (0.09)      $    0.88       $    0.46
                                                                     =========       =========       =========       =========

    Average shares outstanding .....................................    79,446          69,440          78,604          73,024
                                                                     =========       =========       =========       =========


Income per Genzyme General common share assuming full dilution:
    Net income (loss) .............................................. $    0.30       $   (0.09)      $    0.87       $    0.45
                                                                     =========       =========       =========       =========

    Average fully diluted shares outstanding .......................    79,865          69,440          78,964          74,146
                                                                     =========       =========       =========       =========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)                                                        NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------
                                                                                 1997            1996
                                                                                 ----            ----
OPERATING ACTIVITIES:
   Net income ............................................................  $  54,479       $  21,635
   Reconciliation of net income to net cash from operating activities:
     Depreciation and amortization .......................................     27,113          20,262
     Provision for bad debts .............................................      5,052           5,752
     (Gain) loss on sale of investment ...................................          2            (973)
     Accrued interest/amortization on bonds ..............................        889             259
     Equity in net loss of unconsolidated affiliates .....................      2,597           1,588
     Other ...............................................................        451             (16)
     Non-cash charge for in-process technology ...........................         --          24,170
     Increase (decrease) in cash from changes in working capital:
       Accounts receivable ...............................................    (10,843)        (14,944)
       Inventories .......................................................    (22,242)        (29,715)
       Prepaid expenses and other ........................................     (2,585)         (3,050)
       Accounts payable, accrued expenses, income taxes payable and
         deferred revenue ................................................      6,502          37,015
       Due from Genzyme Tissue Repair ....................................        329          (1,535)
       Due from Genzyme Molecular Oncology ...............................       (311)             --
                                                                            ---------       ---------
         Net cash provided by operating activities .......................     61,433          60,448

INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate ................................     (3,044)         (3,600)
   Loans to affiliate ....................................................         --          (1,676)
   Acquisition of DSP, net of acquired cash ..............................         --        (194,497)
   Purchases of investments ..............................................    (25,424)        (74,453)
   Sales and maturities of investments ...................................     59,245         122,923
   Purchases of property, plant and equipment ............................    (24,961)        (27,931)
   Other assets and other liabilities ....................................    (30,313)        (16,469)
                                                                            ---------       ---------
         Net cash used by investing activities ...........................    (24,497)       (195,703)

FINANCING ACTIVITIES:
   Cash allocated to Genzyme Tissue Repair ...............................    (14,899)        (10,000)
   Cash allocated to Genzyme Molecular Oncology ..........................     (5,000)             --
   Proceeds from issuance of Genzyme General Stock .......................    117,604          21,816
   Proceeds from issuance of debt ........................................         --         200,000
   Payments of debt and capital lease obligations ........................   (100,881)        (64,523)
                                                                            ---------       ---------
         Net cash used by provided by financing activities ...............     (3,176)        147,293
                                                                            ---------       ---------
Effect of exchange rate changes on cash ..................................     (2,393)          1,212
                                                                            ---------       ---------
Increase in cash and cash equivalents ....................................     31,367          13,250
Cash and cash equivalents, beginning of period ...........................     77,220         103,631
                                                                            ---------       ---------
Cash and cash equivalents, end of period .................................  $ 108,587       $ 116,881
                                                                            =========       =========

              The accompanying notes are an integral part of these
                   unaudited, combined financial statements.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1996 Genzyme 10-K/A and the financial statements and footnotes for Genzyme and Genzyme General Division ("Genzyme General") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

       The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     INVENTORIES (IN THOUSANDS)

                                                   September 30, 1997  December 31, 1996
                                                   ------------------  -----------------

                Raw materials ......................     $ 40,429          $ 30,243
                Work-in-process ....................       35,422            36,516
                Finished products ..................       69,706            56,683
                                                         --------          --------
                                                         $145,557          $123,442
                                                         ========          ========

3. ALLOCATIONS BY GENZYME GENERAL TO GENZYME TISSUE REPAIR DIVISION ("GENZYME TISSUE REPAIR" or "GTR") In the nine months ended September 30, 1997, Genzyme General allocated $5.1 million to GTR to fund GTR's investment in Diacrin/Genzyme LLC, a joint venture with Diacrin, Inc. ("Diacrin"), in exchange for 489,810 shares of GTR stock which have been reserved for issuance at the Genzyme Board of Directors' (the "Genzyme Board") discretion for the benefit of Genzyme General or its stockholders ("GTR Designated Shares").

4.     PROVISION FOR INCOME TAXES
       The tax provisions for the three and nine months ended September 30, 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible amortization of intangibles, Genzyme General's share of losses of unconsolidated affiliates and taxes on foreign earnings. The effective tax rate was 38.6% and 38.5% for the three and nine months ended September 30, 1997, respectively, a slight decrease over the corresponding periods in 1996. The allocated tax benefits generated by GTR and Genzyme Molecular Oncology Division ("Genzyme Molecular Oncology" or "GMO") combined for the three and nine months ended September 30, 1997 of $5.4 million and $14.4 million, respectively, reduced Genzyme General's tax rate to 21.2% and 22.2%, respectively.

5.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing net income per share ("EPS") than is currently required under the provisions of Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GGD Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). Basic EPS for Genzyme General for the quarter ended September 30, 1997 and September 30, 1996, would have been $0.32 and $(0.09), respectively, and $0.90 and $0.49 for the nine months ended September 30, 1997 and 1996, respectively. The impact of SFAS No. 128 on the calculation of diluted EPS for these quarters is not expected to be materially different than fully diluted EPS. Genzyme will adopt SFAS
       No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statement's disclosure requirements will have no impact on Genzyme General's combined financial position, results of operations or earnings per share data as currently reported.

6.     DISTRIBUTION OF GTR DESIGNATED SHARES
       As of June 30, 1997, 3,160,939 GTR Designated shares had been reserved for issuance by the Genzyme Board on behalf of Genzyme General or its stockholders as a result of cash and other assets allocated from Genzyme General to GTR since GTR's inception, of which 466,501 shares represent the remaining shares reserved for issuance upon the exercise of Genzyme General options and warrants outstanding at December 14, 1994, ("GTR Date of Inception"). On June 30, 1997, the Genzyme Board declared a dividend of 2,685,941 GTR Designated Stares which were distributed on July 22, 1997 to Genzyme General stockholders of record as of July
       11, 1997, in a tax-free distribution of approximately .03 share of GTR Stock for each share of GGD Stock owned. In total, 2,294,613 shares of GTR Stock were issued to Genzyme General Stockholders in the distribution and 391,328 shares of GTR Stock have been reserved for issuance upon the exercise of GGD Stock options and warrants outstanding on the record date. As of September 30, 1997, 911,821 GTR Designated Shares remain reserved for issuance by the Genzyme Board on behalf of Genzyme General or its stockholders, of which 812,130 shares represent the shares reserved for issuance upon the exercise of certain GGD stock option and warrants.

7.     INVESTMENT IN ABIOMED, INC.
       In July 1997, Genzyme General purchased 1,153,846 shares of ABIOMED, Inc. common stock for $13.00 per share for an aggregate investment of $14,999,998. As a result of the investment, Genzyme owns approximately 14% of ABIOMED, Inc.

8.     JOINT VENTURE WITH GENZYME TRANSGENICS CORPORATION ("GTC")
       Pursuant to the Convertible Debt and Development Funding Agreement between Genzyme and GTC, as described in the 1996 Genzyme 10-K/A, Genzyme General has been funding GTC's development of transgenic antithrombin III ("ATIII"), a plasma protein that helps regulate blood clotting, since April 1, 1996. In June 1997, Genzyme and GTC announced that an agreement in principle had been reached on the key terms of a joint venture for further development, marketing and distribution of transgenic ATIII worldwide, excluding Asia. Genzyme General will provide 70% of the development costs up to a maximum of $33.0 million. GTC will fund the remaining 30% of the development costs. Both companies will fund equally any costs in excess of that level, and profits will be split equally.

9.     GMO PRIVATE PLACEMENT
       In August 1997, GMO completed a private placement of $20.0 million convertible debentures (the "GMO Debentures"). The GMO Debentures bear interest at 6% per annum and are convertible into shares of GMO Stock beginning no earlier than the 91st day after the completion of an initial public offering of shares of GMO Stock (the "GMO IPO"). Beginning on February 26, 1998, the GMO Debentures will be convertible at a discount to the average of the closing bid prices of GMO Stock as reported by the Nasdaq National Market for the 20 trading days immediately preceding the applicable conversion date (the "Market Price"), which discount begins at 7% and will increase by an additional one percent every 30 days thereafter until October 24, 1998. Beginning November 23, 1998, the conversion price will be the lower of (i) 85% of the Market Price calculated as of the actual conversion date and (ii) 85% of the Market Price calculated as of November 22, 1998. In no event, however, will the conversion price be less than $7.70 per share (subject to adjustment in the event of any stock split, stock dividend, reclassification, combination or similar event). In the third quarter of 1997, GMO recorded $16,5 million of proceeds attributed to the value of the debt and $3.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $16.5 million will be accreted to the face value by a charge to interest expense over the term of the initial 15 month conversion period.

       EXCHANGE OPTION.

       If GMO has not completed the GMO IPO by August 29, 1998, at the holder's option, the GMO Debentures may be exchanged for a 5% convertible debenture issued by Genzyme General (the "GGD Debentures") due August 29, 2003. If the GMO IPO is completed before August 29, 1998 but the aggregate proceeds from the offering are less than $15.0 million or GMO's market capitalization is below $90.0 million, at the holder's option, 50% of the GMO Debentures can be exchanged for GGD Debentures. The exchange option must be exercised within 30 business days after August 29, 1998 or the date on which the GMO IPO is consummated. The GGD Debentures, if issued, will be convertible at the option of the holder at any time prior to maturity into shares of GGD Stock at a 13% premium to the average closing bid price of GGD Stock or reported by the Nasdaq
       National Market for the five trading days immediately preceding the issue date.

GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS
(UNAUDITED)


(IN THOUSANDS)                                                  SEPTEMBER 30,       DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                                        1997               1996
                                                                        ----               ----
                                     ASSETS
Current Assets:
Cash and cash equivalents ........................................   $13,925            $16,230
Accounts receivable, less allowance for doubtful accounts ........     2,266              1,677
Inventories ......................................................     1,375              1,823
Prepaid expenses and other .......................................       218                334
                                                                     -------            -------
Total current assets .............................................    17,784             20,064

Property, plant and equipment, net ...............................    20,016             22,229

Other ............................................................       929                300
                                                                     -------            -------
Total assets .....................................................   $38,729            $42,593
                                                                     =======            =======


                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ..............................................   $ 1,289            $ 1,749
   Accrued expenses ..............................................     2,829              2,479
   Payable to Genzyme General ....................................     1,275              1,604
                                                                     -------            -------
     Total current liabilities ...................................     5,393              5,832

Long-term debt ...................................................    30,566             18,000
Other noncurrent liabilities .....................................       565                677
                                                                     -------            -------
    Total liabilities ............................................    36,524             24,509

Division equity ..................................................     2,205             18,084
                                                                     -------            -------
Total liabilities and division equity ............................   $38,729            $42,593
                                                                     =======            =======




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        SEPTEMBER 30,                       SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
                                                           1997               1996               1997               1996
                                                           ----               ----               ----               ----
Revenues:
    Net service sales ..........................       $  3,077           $  1,861           $  7,718           $  5,222

Operating costs and expenses:
    Cost of services sold ......................          2,975              2,516              8,966              8,398
    Selling, general and administrative ........          6,390              6,638             19,048             19,614
    Research and development ...................          2,664              2,935              7,660              7,639
                                                       --------           --------           --------           --------
     Total operating costs and expenses ........         12,029             12,089             35,674             35,651
                                                       --------           --------           --------           --------

Operating loss .................................         (8,952)           (10,228)           (27,956)           (30,429)

Other income (expenses):
    Interest income ............................            251                297                649              1,261
    Interest expense ...........................           (801)                (1)            (2,039)                (6)
    Equity in loss of joint venture ............         (1,529)                --             (4,945)                --
                                                       --------           --------           --------           --------
     Total other income (expenses) .............         (2,079)               296             (6,335)             1,255
                                                       --------           --------           --------           --------

Net loss .......................................       $(11,031)          $ (9,932)          $(34,291)          $(29,174)
                                                       ========           ========           ========           ========

Per Genzyme Tissue Repair common share:
    Net loss ...................................       $  (0.72)          $  (0.78)          $  (2.47)          $  (2.33)
                                                       ========           ========           ========           ========

    Average shares outstanding .................         15,220             12,711             13,879             12,511
                                                       ========           ========           ========           ========



         The accompanying notes are an integral part of these unaudited, combined financial statements.

]

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(IN THOUSANDS)                                                                NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------
                                                                                     1997                1996
                                                                                     ----                ----
OPERATING ACTIVITIES:
   Net loss ...................................................................  $(34,291)          $(29,174)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization ............................................     1,739                521
     Provision for bad debts ..................................................       330                173
     Accretion of debt discount ...............................................       711                 --
     Equity in net loss of joint venture ......................................     4,945                 --
     Other ....................................................................       207                 25
     Increase (decrease) in cash from working capital:
       Accounts receivable ....................................................      (919)              (143)
       Inventories ............................................................       449               (928)
       Prepaid expenses and other .............................................       116               (159)
       Accounts payable, accrued expenses and deferred revenue ................       110               (132)
       Due to Genzyme General .................................................      (329)             1,535
                                                                                 --------           --------
         Net cash used by operating activities ................................   (26,932)           (28,282)

INVESTING ACTIVITIES:
   Purchases of investments ...................................................        --             (5,004)
   Sales and maturities of investments ........................................        --              9,762
   Investment in unconsolidated affiliate .....................................    (5,066)                --
   Purchases of property, plant and equipment .................................      (120)           (25,070)
   Sale of property, plant and equipment ......................................       349              5,214
   Other assets and other liabilities .........................................      (264)               205
                                                                                 --------           --------
          Net cash used by investing activities ...............................    (5,101)           (14,893)

FINANCING ACTIVITIES:
   Proceeds from issuance of GTR Stock ........................................     1,829              2,268
   Proceeds from issuance of debt .............................................    13,000             38,000
   Payments of debt and capital lease obligations .............................        --            (23,169)
   Cash allocated from Genzyme General ........................................    14,899             10,000
   Other ......................................................................        --                (24)
                                                                                 --------           --------
         Net cash provided by financing activities ............................    29,728             27,075
                                                                                 --------           --------

Decrease in cash and cash equivalents .........................................    (2,305)           (16,100)
Cash and cash equivalents, beginning of period ................................    16,230             40,741
                                                                                 --------           --------
Cash and cash equivalents, end of period ......................................  $ 13,925           $ 24,641
                                                                                 ========           ========


              The accompanying notes are an integral part of these
                   unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1996 Genzyme 10-K/A and the financial statements and footnotes for Genzyme and GTR included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

       The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     INVENTORIES (IN THOUSANDS)

                                                    SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                    ------------------       -----------------

              Raw materials......................              $   224                 $   136
              Work-in-process....................                1,151                   1,687
                                                               -------                 -------
                                                               $ 1,375                 $ 1,823
                                                               =======                 =======

3.     ALLOCATION BY GENZYME GENERAL TO GTR
       In the nine months ended September 30, 1997, Genzyme General allocated a total of $5.1 million to GTR to fund GTR's participation in Diacrin/Genzyme LLC, a joint venture with Diacrin, in exchange for 489,810 GTR Designated Shares. See Note 5, Distribution of GTR Designated Shares.

4.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing EPS than is currently required under the provisions of APB 15. Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GTR Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic
       EPS). Basic EPS data for GTR for the three and nine months ended September 30, 1997 and September 30, 1996 would have been the same as EPS for each respective period computed under the provisions of APB 15. The impact of SFAS No. 128 on the calculation of diluted EPS for the periods presented is not expected to be material. Genzyme plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130"), and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statement's disclosure requirements will have no impact on Genzyme Tissue Repair's combined financial position, results of operations or earnings per share data as currently reported.

5.     DISTRIBUTION OF GTR DESIGNATED SHARES
       As of June 30, 1997, 3,160,939 GTR Designated Shares had been reserved for issuance by the Genzyme Board on behalf of Genzyme General or its stockholders as a result of cash and other assets allocated from Genzyme General to GTR since GTR's inception, of which 466,501 shares represent the remaining shares reserved for issuance upon the exercise of Genzyme General options and warrants outstanding at the GTR Date of Inception. On June 30, 1997, the Genzyme Board declared a dividend of 2,685,941 GTR Designated Shares which were distributed on July 22, 1997 to Genzyme General stockholders of record as of July 11, 1997, in a tax-free distribution of approximately .03 share of GTR Stock for each share of GGD Stock owned. In total, 2,294,613 shares of GTR Stock were issued to Genzyme General Stockholders in the distribution and 391,328 shares of GTR Stock have been reserved for issuance upon the exercise of GGD Stock options and warrants outstanding on the record date. As of September 30, 1997, 911,821 GTR Designated Shares remain reserved for issuance by the Genzyme Board or its stockholders, of which 812,130 shares represent the remaining shares reserved for issuance upon the exercise of certain GGD Stock options and warrants.

6.     SUBSEQUENT EVENT

       GENZYME TISSUE REPAIR FOLLOW-ON COMMON STOCK OFFERING
       In November 1997, GTR sold 4,000,000 shares of GTR Stock to the public for $7.75 per share. Net proceeds from the offering after underwriting discounts and commissions were $29.2 million.

GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS)                                              SEPTEMBER 30,      DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                    1997             1996
                                                                    ----             ----
                                ASSETS
Current Assets:
   Cash and cash equivalents ................................... $21,431          $    --
   Other .......................................................     308               --
                                                                 -------          -------
     Total current assets ......................................  21,739               --

Property, plant and equipment, net .............................     182               --

Intangibles, net ...............................................  33,863               --
Other ..........................................................     700               --
                                                                 -------          -------
Total assets ................................................... $56,484          $    --
                                                                 =======          =======


                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ............................................ $    26          $    --
   Accrued expenses ............................................   1,448               --
   Payable to Genzyme General ..................................   3,735               --
                                                                 -------          -------
   Total current liabilities ...................................   5,209               --

Long-term debt .................................................  20,887               --
Deferred tax liability .........................................   7,170
Note payable to Genzyme General ................................   2,524
Other noncurrent liabilities ...................................     480               --
                                                                 -------          -------
    Total liabilities ..........................................  36,270               --

Division equity ................................................  20,214               --
Parent company investment - Genzyme General ....................      --            1,504
Accumulated deficit ............................................      --           (1,504)
                                                                 -------          -------
    Total division equity ......................................  20,214               --
                                                                 -------          -------
Total liabilities and division equity .......................... $56,484          $    --
                                                                 =======          =======



         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        SEPTEMBER 30,                  SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
                                                              1997            1996            1997            1996
                                                              ----            ----            ----            ----

Revenues:
    Net service sales ..................................  $     83        $     --        $     83        $     --
    Revenue from research and development contracts ....        93              --              93              --
                                                          --------        --------        --------        --------
      Total revenues: ..................................       176              --             176              --


Operating costs and expenses:
    Cost of revenue ....................................       106              --             106              --
    Selling, general and administrative ................       537              51             812             129
    Research and development ...........................     1,622             189           3,171             559
    Amortization of intangibles ........................     1,768              --           1,996              --
    Charge for in-process technology ...................        --              --           7,000              --
                                                          --------        --------        --------        --------
     Total operating costs and expenses ................     4,033             240          13,085             688
                                                          --------        --------        --------        --------

Operating loss .........................................    (3,857)           (240)        (12,909)           (688)

Other income (expenses):
Equity in net loss of joint venture ....................      (128)             --            (128)             --
Interest income ........................................       172              --             172              --
Interest expense .......................................      (481)             --            (498)             --
                                                          --------        --------        --------        --------
     Total other income (expenses) .....................      (437)             --            (454)             --
                                                          --------        --------        --------        --------
Loss before income taxes ...............................    (4,294)           (240)        (13,363)           (688)

Deferred tax benefit ...................................       380              --             430              --
                                                          --------        --------        --------        --------

Net loss ...............................................  $ (3,914)       $   (240)       $(12,933)       $   (688)
                                                          ========        ========        ========        ========

Per Genzyme Molecular
  Oncology common share:
    Net loss ...........................................  $  (1.00)
                                                          ========

    Average shares outstanding .........................     3,929
                                                          ========
Pro Forma per Genzyme Molecular Oncology
  common share:
    Pro forma net loss .................................                                  $  (3.29)
                                                                                          ========

    Pro forma shares outstanding .......................                                     3,929
                                                                                          ========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(IN THOUSANDS)                                                           NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
                                                                                     1997           1996
                                                                                     ----           ----
OPERATING ACTIVITIES:
   Net loss ...........................................................          $(12,933)      $(1,504)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization ....................................             2,022            --
     Amortization of deferred taxes ...................................              (430)           --
     Accretion of debt discount .......................................               251            --
     Charge for in-process technology .................................             7,000            --
     Equity in net loss of joint venture ..............................               128            --
     Increase (decrease) in cash from working capital changes:
       Other current assets ...........................................              (298)           --
       Accounts payable and accrued expenses ..........................              (214)           --
       Due to Genzyme General .........................................               311            --
                                                                                 --------       -------
          Net cash used by operating activities .......................            (4,163)       (1,504)

INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate .............................              (724)           --
   Other assets and liabilities .......................................                41            --
   Acquisition of PharmaGenics, Inc. net of acquired cash .............                 9            --
                                                                                 --------       -------
          Net cash (used by) investing activities .....................              (674)           --

FINANCING ACTIVITIES:
   Proceeds from issuance of warrants .................................               724            --
   Allocation of debt from Genzyme General ............................             5,000            --
   Proceeds from issuance of convertible debenture, net ...............            19,150            --
   Parent company investment - Genzyme General ........................             1,394         1,504
                                                                                 --------       -------
          Net cash provided by financing activities ...................            26,268         1,504
                                                                                 --------       -------
Increase in cash and cash equivalents .................................            21,431             0
Cash and cash equivalents, beginning of period ........................                --            --
                                                                                 --------       -------
Cash and cash equivalents, end of period ..............................          $ 21,431       $     0
                                                                                 ========       =======

   Supplemental disclosure of noncash transaction:
     Acquisition of PharmaGenis, Inc. -- See Note 2


         The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited combined financial statements should be read in conjunction with the Company's Registration Statement on Form S-4 (Registration No. 333-26351) and the financial statements and footnotes of GMO included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

       The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     PHARMAGENICS MERGER
       The merger of PharmaGenics, Inc. ("PharmaGenics"), with and into Genzyme (the "Merger") was consummated on June 18, 1997. In connection with the Merger, Genzyme established GMO, a new division of Genzyme, which consists of all of PharmaGenics's business, several programs previously allocated to Genzyme General in the area of molecular oncology and Genzyme's rights under agreements with third parties relating to gene therapies for the treatment of cancer. As compensation to Genzyme General for its contribution to GMO, 6,000,000 shares of GMO Stock have been reserved for issuance at the discretion of the Genzyme Board for the benefit of Genzyme General or its stockholders ("GMO Designated Shares"). The Genzyme Board may issue the GMO Designated Shares as a stock dividend to the holders of GGD Stock or it may sell such shares in a public or private sale and allocate all of the proceeds to Genzyme General. Genzyme's management and accounting policies require Genzyme to distribute GMO Designated Shares to holders of GGD Stock on the later of November 30, 1998 or 360 days following completion of an initial public offering of shares of GMO Stock, although the Genzyme Board may elect to distribute these shares at any time.

       The aggregate purchase price of $27.5 million (net of $0.5 million which represents the fees payable by PharmaGenics in connection with the Merger), plus acquisition costs of $2.6 million and assumed liabilities of $5.4 million has been allocated to the acquired tangible and intangible assets based on their respective fair values (amounts in thousands):

           Property, plant & equipment .................................$   208
           Other assets ................................................     50
           Completed technology rights (to be amortized over 5 years)... 20,000
           Goodwill (to be amortized over 5 years)...................... 15,859
           Deferred tax liability (to be amortized over 5 years)........ (7,600)
           In-process technology........................................  7,000
                                                                        -------
                                                                        $35,517
                                                                        =======

       The $7.0 million allocated to in-process technology represents the value assigned to PharmaGenics's programs which are still in the development stage and for which there is no alternative use. The value assigned to these programs (both complete and in-process) has been determined by selecting the maximum anticipated value of these programs, as provided by an independent valuation of the PharmaGenics business, based on comparable technologies. The amount allocated to in-process technology was charged to operations in June 1997, the period in which the Merger was consummated.

       The deferred tax liability of $7.6 million results from the temporary difference between the book and tax basis of the completed technology computed at a 38.0% incremental tax rate.

       As of the date of the Merger, PharmaGenics had borrowed $2.5 million from Genzyme under a credit facility (the "PharmaGenics Note") which Genzyme had made available to PharmaGenics to fund PharmaGenics's documented operating costs. Upon consummation of the Merger, the PharmaGenics Note became a liability allocated to GMO and the $2.5 million of outstanding principal is considered an intracompany loan by Genzyme General to GMO due on February 10, 2002 and convertible at any time prior thereto, at the Genzyme Board's option, into GMO Designated Shares. The number of GMO Designated Shares resulting from any conversion of the PharmaGenics Note will be determined by dividing the principal and interest being converted by the conversion price (the "GMO Conversion Price") in effect on the date of conversion. The initial GMO Conversion Price will be determined upon the closing of the first public offering of GMO securities in which the aggregate gross proceeds to GMO equal or exceed $10.0 million (an "Offering"), and will be equal to (i) the per share price of the GMO Stock sold in the Offering or, if GMO Stock is not sold in the Offering,
       (ii) the initial conversion price of the security convertible into GMO Stock that is sold in the Offering, provided that if any portion of the PharmaGenics Note is converted prior to any Offering, the initial GMO Conversion Price is $7.00. The GMO Conversion Price is subject to adjustment upon declaration of any stock dividend or on completion of any subdivision or combination of the GMO Stock.

       If the Merger had taken place on January 1, 1996, after giving effect to adjustments for increased amortization, increased interest expense, the tax benefit from the amortization of the deferred tax liability and the one time charge for in-process technology, the pro forma revenues, net loss and net loss per share for GMO would have been the following (amounts in thousands, except per share amounts):

                                                              Nine Months Ended September 30,
                                                              ------------------------------
                                                                 1997                   1996
                                                                 ----                   ----
       Pro forma revenues ..........................          $   251                $(1,005)
                                                              =======                =======
       Pro forma net loss ..........................          (22,013)                (8,232)
                                                              =======                =======
       Pro forma net loss per share ................            (5.60)                 (2.10)
                                                              =======                =======
       Pro forma weighted average shares outstanding            3,929                  3,929
                                                              =======                =======

3.     NET LOSS PER SHARE
       Historical loss per share information is presented for the three months ended September 30, 1997 but is omitted for the nine months ended September 30, 1997 as there were no shares of GMO Stock outstanding prior to June 18, 1997. Pro forma net loss per share is disclosed for the nine months ended September 30, 1997. The pro forma shares outstanding represent the shares of Stock issued to effect the Merger.

4.     REVOLVING CREDIT FACILITY
       Genzyme has a revolving credit facility (the "Revolving Credit Facility") with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to Genzyme General, GTR or GMO. As of September 30, 1997, GMO had $5.0 million of debt outstanding under the Revolving Credit Facility

5.     NEW ACCOUNTING PRONOUNCEMENT
       In February 1997, The FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing EPS than is currently required under the provisions of APB 15. Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GMO Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic
       EPS). Pro forma basic EPS data for GMO for the three and nine months ended September 30, 1997 and 1996 would have been the same as pro forma EPS for each respective period computed under the provisions of APB
       15. The impact of SFAS No. 128 on the calculation of diluted EPS for the periods presented is not expected to be material. Genzyme will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131. "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on Genzyme Molecular Oncology's combined financial position, results of operations or earnings per share data as currently reported.

6.     STRESSGEN/GENZYME LLC
       In July 1997, StressGen/Genzyme LLC was established as a joint venture among Genzyme, StressGen Biotechnologies Corp. ("StressGen") and the Canadian Medical Discoveries Fund Inc. ("CMDF") to develop stress gene therapies for the treatment of cancer. CMDF provided $10.0 million (Canadian) in funding in connection with the joint venture through the combination of a capital contribution to StressGen/Genzyme LLC in the amount of $1.0 million (Canadian), the purchase of warrants from Genzyme in the amount of $1.0 million (Canadian), the purchase of warrants and preferred stock from StressGen in the amount of $1.4 million (Canadian) and a limited recourse loan bearing interest at 0.125% per annum to StressGen in the amount of $6.6 million (Canadian). Each of Genzyme and StressGen (through a U.S. subsidiary) also made a capital contribution to StressGen/Genzyme LLC in the amount of $1.0 million (Canadian) and a limited recourse loan was made by the U.S. subsidiary of StressGen to StressGen/Genzyme LLC in the amount of $7.0 million (Canadian). In addition, Genzyme and StressGen have agreed to provide in equal shares any additional capital required by the joint venture in excess of the initial $10.0 million (Canadian) funding.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Genzyme and StressGen have an option (the "Purchase Option"), payable in equal shares, to purchase CMDF's membership interest in StressGen/Genzyme LLC at any time during the three-year period beginning July 31, 1999 and ending July 31, 2002. The exercise price of the Purchase Option initially will be $15.6 million (Canadian) in July 1999 and will increase monthly thereafter to a final exercise price of $30.5 million (Canadian) in July 2002. The limited recourse loan made by CMDF will be retired in connection with the exercise of the Purchase Option. If the Purchase Option is not exercised on or before July 31, 2002, CMDF may require Genzyme and StressGen to effectively repay $2.0 million (Canadian) each of the limited recourse loan. In addition, at any time during the 30-day period commencing on the date when not less than 75% of the initial funding provided by CMDF has been spent by the joint venture, but in no event later than July 31, 1999, CMDF shall have the right (the "Mandatory Purchase Right") to require Genzyme and StressGen to purchase its membership interest at an aggregate purchase price of $10.0 million (Canadian) plus interest thereon at a rate per annum equal to the Canadian prime rate plus 1%. The Mandatory Purchase Right will terminate if not exercised by CMDF during such 30-day period. Genzyme's share of any amounts payable to CMDF upon exercise of the Purchase Option, the Mandatory Purchase Right or repayment of the limited recourse loan may be paid in cash, Genzyme common stock or any combination thereof at the discretion of Genzyme.

Prior to the repurchase of CMDF's membership interest in StressGen/Genzyme LLC, profits from the joint venture will be shared in proportion to the capital contributions of the three parties. Following the repurchase of CMDF's membership interest, profits will be shared equally by StressGen and Genzyme. However, GMO records 50% of the net operating losses of the joint venture due to the Mandatory Purchase Right. Accordingly, for the nine months ended September 30, 1997, GMO recorded $128,000 of equity in loss of the joint venture.

GMO recorded $93,000 of revenue related to research and development services billed to StressGen/Genzyme LLC.

Genzyme sold three warrants (the "Front-End Warrant", the "NDA Warrant", and the "Callable Warrant", collectively, the "Warrants") to purchase Genzyme common stock to CMDF for an aggregate purchase price of $1.0 million (Canadian). Each warrant is initially exercisable for up to 40,000 shares of GGD Stock and will be converted automatically upon the closing date of the GMO IPO into warrants to purchase shares of GMO Stock as follows:

The Front-End Warrant is exercisable immediately and will terminate upon the earlier of the exercise of the Mandatory Purchase Right by CMDF or July 31, 2002. The exercise price of the Front-End Warrant is $30.18 per share of GGD Stock and, upon conversion following the GMO IPO, will be equal to 120% of a defined conversion price.

The NDA Warrant will be exercisable during the one-year period following the filing of the first new drug application with the FDA for a product developed through the collaboration and will terminate upon the earliest of the exercise of the Mandatory Purchase Right by CMDF, the expiration of the Purchase Option or July 31, 2007. The exercise price of the NDA Warrants is $30.18 per share of GGD Stock and, upon conversion following the GMO IPO, will be equal to 120% of a defined conversion price.

The Callable Warrant will be exercisable during the three-year period following the expiration of the Purchase Option and will terminate upon the earliest of the exercise of the Mandatory Purchase Right by CMDF, the exercise of the Purchase Option or July 31, 2005. The exercise price of the Callable Warrant per share of GGD Stock will be equal to the average of the closing sale prices of the GGD Stock on the Nasdaq National Market for the 20 trading days ending on the expiration date of the Purchase Option, and upon conversion following the GMO IPO, will be equal to the average of closing sale prices of the GMO Stock on the Nasdaq National Market for the 20 trading days ending on the expiration date of the Purchase Option.

7.     GMO PRIVATE PLACEMENT
       In August 1997, GMO completed a private placement of the GMO Debentures. The GMO Debentures bear interest at 6% per annum and are convertible into shares of GMO Stock beginning no earlier than the 91st day after the completion of the GMO IPO. Beginning on February 26, 1998, the GMO Debentures will be convertible at a discount to the average of the closing bid prices of GMO Stock as reported by the Nasdaq National Market for the 20 trading days immediately preceding the applicable conversion date (the "Market Price"), which discount begins at 7% and will increase by an additional one percent every 30 days thereafter until October 24, 1998. Beginning November 23, 1998, the conversion price will be the lower of (i) 85% of the Market Price calculated as of the actual conversion date and (ii) 85% of the Market Price calculated as of November 22, 1998 (the "Fixed Conversion Price"). In no event, however, will the conversion price be less than %7.70 per share (subject to adjustment in the event of any stock split, stock dividend, reclassification, combination or similar event). In the third quarter of 1997, GMO recorded $16.5 million of proceeds attributed to the value of the debt and $3.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $16.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period.

       EXCHANGE OPTION
       IF GMO has not completed the GMO IPO by August 29, 1998, at the holder's option, the GMO Debentures may be exchanged for GGD Debentures due August 29, 2003. If the GMO IPO is completed before August 29, 1998 but the aggregate proceeds from the offering are less than $15.0 million or GMO's market capitalization is below $90.0 million, at the holder's option, 50% of the GMO Debentures can be exchanged for GGD Debentures. The exchange option must be exercised within 30 business days after the earlier of August 29, 1998 or the date on which the GMO IPO is consummated. The GGD Debentures, if issued, will be convertible at the option of the holder at any time prior to maturity into shares of GGD Stock at a 13% premium to the average closing bid price of GGD Stock or reported by the Nasdaq National Market for the five trading days immediately preceding the issue date.

       PUT OPTION
       If at any time after the 180 day period after completion of the GMO IPO, the conversion price is less than the floor conversion price of $7.70 for every trading day during the Put Review Period, the holder will have the option over the Put Exercise Period to put the GMO Debentures back to GMO for cash compensation. The holder has three options to exercise the put. The first Put Review Period may not commence until 180 days after completion of the GMO IPO. The Put Review Period for the second and third options (assuming the first has occurred) may only commence 90 days after the previous Put Exercise Period has expired.

       CALL OPTION
       The GMO Debentures are callable with cash or stock beginning 18 months after the GMO IPO if the stock has closed at 150% of the Fixed Conversion Price for 20 consecutive trading days.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



(IN THOUSANDS)                                                             SEPTEMBER 30,         DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                                                   1997                  1996
                                                                                   ----                  ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents .............................................  $   143,943           $    93,450
   Short-term investments ................................................       33,494                56,290
   Accounts receivable, less allowance for doubtful accounts .............      119,328               116,833
   Inventories ...........................................................      146,932               125,265
   Prepaid expenses and other current assets .............................       17,083               100,287
   Deferred tax assets - current .........................................       17,493                17,493
                                                                            -----------           -----------
     Total current assets ................................................      478,273               509,618

Property, plant and equipment, net .......................................      388,999               393,839

Long-term investments ....................................................       26,505                38,215
Intangibles, net of accumulated amortization .............................      278,361               247,745
Deferred tax assets - noncurrent .........................................       38,054                42,221
Other ....................................................................       64,464                38,870
                                                                            -----------           -----------
Total assets .............................................................  $ 1,274,656           $ 1,270,508
                                                                            ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ......................................................  $    17,419           $    22,271
   Accrued expenses ......................................................       64,291                70,124
   Income taxes payable ..................................................       26,107                17,926
   Deferred revenue ......................................................        2,518                 2,693
   Current portion of long-term debt and capital lease obligations .......          683                   999
                                                                            -----------           -----------
     Total current liabilities ...........................................      111,018               114,013

   Long-term debt and capital lease obligations ..........................      169,636               241,998
   Other liabilities .....................................................        7,655                12,188
                                                                            -----------           -----------
    Total liabilities ....................................................      288,309               368,199


Stockholders' Equity:
   Genzyme General Stock, $.01 par value .................................          775                   755
   Genzyme Tissue Repair Stock, $.01 par value ...........................          159                   132
   Genzyme Molecular Oncology Stock $.01 par value .......................           39                    --
   Additional paid-in capital - Genzyme General ..........................      883,922               871,020
   Additional paid-in capital - Genzyme Tissue Repair ....................      140,770               122,385
   Additional paid-in capital - Genzyme Molecular Oncology ...............       34,589                    --
   Treasury Stock - at cost ..............................................         (901)                 (890)
   Accumulated deficit ...................................................      (66,813)              (89,975)
   Foreign currency translation adjustments ..............................      (11,919)                 (745)
   Unrealized net gains (losses) on investments ..........................        5,726                  (373)
                                                                            -----------           -----------
                                                                                986,347               902,309
                                                                            -----------           -----------
                                                                            $ 1,274,656           $ 1,270,508
                                                                            ===========           ===========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
(IN THOUSANDS)                                                      SEPTEMBER 30,                    SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                 1997              1996              1997              1996
                                                                 ----              ----              ----              ----
 Revenues:
    Net product sales ....................................  $ 132,098         $ 117,673         $ 391,890         $ 301,575
    Net service sales ....................................     16,694            18,510            50,386            51,539
    Revenues from research and development contracts .....      3,302             6,700             6,679            18,901
                                                            ---------         ---------         ---------         ---------
     Total revenues ......................................    152,094           142,883           448,955           372,015

Operating costs and expenses:
    Cost of products sold ................................     42,516            47,911           134,526           110,399
    Cost of services sold ................................     11,810            15,060            36,096            40,593
    Selling, general and administrative ..................     50,644            42,542           145,017           118,575
    Amortization of intangibles ..........................      4,750             3,121            11,338             5,657
    Research and development (including research
     and development related to contracts) ...............     22,770            21,238            64,454            57,493
    Charge for in-process technology .....................         --            24,170             7,000            24,170
    Restructuring charges ................................         --                --                --             1,465
                                                            ---------         ---------         ---------         ---------
     Total operating costs and expenses ..................    132,490           154,042           398,431           358,352
                                                            ---------         ---------         ---------         ---------

Operating income (loss) ..................................     19,604           (11,159)           50,524            13,663

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ......     (3,401)              470            (7,670)           (1,588)
    Gain on investment ...................................         --                --                --             1,711
    Investment income ....................................      2,824             3,637             8,134            12,740
    Interest expense .....................................     (3,288)           (3,187)           (8,543)           (3,582)
                                                            ---------         ---------         ---------         ---------
     Total other income (expenses) .......................     (3,865)              920            (8,079)            9,281
                                                            ---------         ---------         ---------         ---------

Income (loss) before income taxes ........................     15,739           (10,239)           42,445            22,944
Provision for income taxes ...............................     (6,182)           (5,601)          (19,252)          (18,708)
                                                            ---------         ---------         ---------         ---------

Net income (loss) ........................................  $   9,557         $ (15,840)        $  23,193         $   4,236
                                                            =========         =========         =========         =========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)



                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    SEPTEMBER 30,                  SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                          1997           1996            1997            1996
                                                                          ----           ----            ----            ----
  ATTRIBUTABLE TO GENZYME GENERAL:
   Net income (loss) attributable to Genzyme General Stock..........  $ 18,997        $(9,881)       $ 54,479        $ 21,635
   Allocated tax benefit generated by Genzyme Tissue Repair ........     4,240          3,973          13,078          11,775
   Allocated tax benefit generated by Genzyme Molecular Oncology ...     1,120             --           1,321              --
                                                                      --------        -------        --------        --------
     Net income (loss) attributable to Genzyme General .............  $ 24,357        $(5,908)       $ 68,878        $ 33,410
                                                                      ========        =======        ========        ========

   Income (loss) per Genzyme General common and common
    equivalent share:
    Net income (loss) ..............................................  $   0.31        $ (0.09)       $   0.88        $   0.46
                                                                      ========        =======        ========        ========

    Average shares outstanding .....................................    79,446         69,440          78,604          73,024
                                                                      ========        =======        ========        ========


   Income (loss) per Genzyme General common share
    assuming full dilution:
    Net income (loss) ..............................................  $   0.30        $ (0.09)       $   0.87        $   0.45
                                                                      ========        =======        ========        ========

    Average fully diluted shares outstanding .......................    79,865         69,440          78,964          74,146
                                                                      ========        =======        ========        ========


ATTRIBUTABLE TO GENZYME TISSUE REPAIR:
   Net loss attributable to Genzyme Tissue Repair Stock ............  $(11,031)       $(9,932)       $(34,291)       $(29,174)
                                                                      ========        =======        ========        ========

   Loss per Genzyme Tissue Repair common share:
     Net loss ......................................................  $  (0.72)       $ (0.78)       $  (2.47)       $  (2.33)
                                                                      ========        =======        ========        ========

     Average shares outstanding ....................................    15,220         12,711          13,879          12,511
                                                                      ========        =======        ========        ========


ATTRIBUTABLE TO GENZYME MOLECULAR ONCOLOGY:
   Net loss attributable to Genzyme Molecular Oncology .............  $ (3,914)                      $(12,933)
                                                                      ========                       ========

   Loss per Genzyme Molecular Oncology common share:
     Net loss ......................................................  $  (1.00)
                                                                      ========

     Average shares outstanding ....................................     3,929
                                                                      ========

   Per pro forma common share:
     Pro forma net loss ............................................                                 $  (3.29)
                                                                                                     ========

     Pro forma shares outstanding ..................................                                    3,929
                                                                                                     ========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(IN THOUSANDS)                                                                    NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                                                          1997              1996
                                                                                          ----              ----
OPERATING ACTIVITIES:
    Net income ..................................................................... $  23,193         $   4,236
    Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization ...............................................    30,299            20,783
       Provision for bad debts .....................................................     5,382             5,925
       (Gain) loss on sale of investment ...........................................         2              (973)
       Accrued interest/amortization on bonds ......................................       889               310
       Accretion of debt discount ..................................................       962                --
       Charge for incomplete technology ............................................     7,000            24,170
       Equity in net loss of unconsolidated affiliates .............................     7,670             1,588
       Other .......................................................................       658               (42)
       Increase (decrease) in cash from working capital:
          Accounts receivable ......................................................   (11,762)          (15,087)
          Inventories ..............................................................   (21,793)          (30,643)
          Prepaid expenses and other current assets ................................    (2,767)           (3,209)
          Accounts payable, accrued expenses and deferred revenue ..................    (8,001)           25,108
                                                                                     ---------         ---------
           Net cash provided by operating activities ...............................    31,732            32,166

INVESTING ACTIVITIES:
    Purchases of investments .......................................................   (25,424)          (79,457)
    Sales and maturities of investments ............................................    59,245           132,685
    Investment in unconsolidated affiliate .........................................    (8,834)           (3,600)
    Loans to affiliate .............................................................        --            (1,676)
    Acquisition of PharmaGenics, net of acquired cash ..............................         9                --
    Acquisition of DSP, net of acquired cash .......................................        --          (194,497)
    Purchases of property, plant and equipment .....................................   (25,081)          (47,787)
    Sale of property, plant and equipment ..........................................       349                --
    Other noncurrent assets and other noncurrent liabilities .......................   (30,536)          (16,288)
                                                                                     ---------         ---------
           Net cash used by investing activities ...................................   (30,272)         (210,620)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .........................................   120,157            24,084
    Proceeds from issuance of debt .................................................    32,150           238,000
    Payments of long-term debt and capital lease obligations .......................  (100,881)          (87,692)
                                                                                     ---------         ---------
           Net cash provided by financing activities ...............................    51,426           174,392
                                                                                     ---------         ---------
Effect of exchange rate changes on cash ............................................    (2,393)            1,212
                                                                                     ---------         ---------
Increase (decrease) in cash and cash equivalents ...................................    50,493            (2,850)
Cash and cash equivalents at beginning of period ...................................    93,450           144,372
                                                                                     ---------         ---------
Cash and cash equivalents at end of period ......................................... $ 143,943         $ 141,522
                                                                                     =========         =========

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

       The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     INVENTORIES (IN THOUSANDS)

                                                                  September 30, 1997       December 31, 1996
                                                                  ------------------       -----------------

              Raw materials...................................              $ 40,653                $ 30,379
              Work-in-process.................................                36,572                  38,203
              Finished products...............................                69,707                  56,683
                                                                            --------                --------
                                                                            $146,932                $125,265
                                                                            ========                ========

3.     REVOLVING CREDIT FACILITY
       Genzyme has a Revolving Credit Facility with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to Genzyme General, GTR or GMO. As of September 30, 1997, the company had $118.0 million of debt outstanding under the Revolving Credit Facility, which had been allocated $95.0 million to Genzyme General, $18.0 million to GTR and $5.0 million to GMO.

4.     PROVISION FOR INCOME TAXES

       The tax provisions for the three and nine months ended September 30, 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, tax credits and taxes on foreign earnings. The effective tax rate was 39.3% and 38.9%, respectively, for the three and nine months ended September 30, 1997 as compared to 43.4% and 40.6%, respectively, for the corresponding periods in 1996.

5.     NEW ACCOUNTING PRONOUNCEMENT

       In February 1997, The FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing EPS than is currently required under the provisions of APB 15. Under SFAS No. 128, Genzyme will be required to present both basic EPS and diluted EPS attributable to GGD Stock, GTR Stock and GMO Stock (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). Basic EPS for Genzyme General for the quarter ended September 30, 1997 and September 30, 1996, would have been $0.32 and $(0.09), respectively, and $0.90 and $0.49 for the nine months ended September 30, 1997 and 1996, respectively. Basic EPS for GTR and GMO for the three and nine months ended September 30, 1997 and September 30, 1996 would have been the same as EPS for each division for each respective period computed under the provisions of APB 15. The impact of SFAS No. 128 on the calculation of diluted EPS for these quarters is not expected to be materially different than fully diluted EPS. Genzyme will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130"), and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Genzyme's consolidated financial position, results of operations or earnings per share data as currently reported.

6.     INVESTMENT IN ABIOMED, INC.
       In July 1997, Genzyme General purchased 1,153,846 shares of ABIOMED, Inc. common stock for $13.00 per share for an aggregate investment of $14,999,998. As a result of the investment, Genzyme owns approximately 14% of ABIOMED, Inc.

7.     JOINT VENTURE WITH GENZYME TRANSGENICS CORPORATION
       Pursuant to the Convertible Debt and Development Funding Agreement between Genzyme and GTC, as described in the 1996 Genzyme 10-K/A, Genzyme General has been funding GTC's development of transgenic ATIII, a plasma protein that helps regulate blood clotting, since April 1, 1996. In July 1997, Genzyme and GTC announced that an agreement in principle had been reached on the key terms of a joint venture for further development, marketing and distribution of transgenic ATIII worldwide, excluding Asia. Genzyme General will provide 70% of the development costs up to a maximum of $33.0 million. GTC will fund the remaining 30% of the development costs. Both companies will fund equally any costs in excess of that level, and profits will be split equally.

8.     GMO PRIVATE PLACEMENT
       In August 1997, GMO completed a private placement of the GMO Debentures. The GMO Debentures bear interest at 6% per annum and are convertible into shares of GMO Stock beginning no earlier than the 91st day after the completion of the GMO IPO. Beginning on February 26, 1998, the GMO Debentures will be convertible at a discount to the average of the closing bid prices of GMO Stock as reported by the Nasdaq National Market for the 20 trading days immediately preceding the applicable conversion date (the "Market Price"), which discount begins at 7% and will increase by an additional one percent every 30 days thereafter until October 24, 1998. Beginning November 23, 1998, the conversion price will be the lower of (i) 85% of the Market Price calculated as of the actual conversion date and (ii) 85% of the Market Price calculated as of November 22, 1998. In no event, however, will the conversion price be less than $7.70 per share (subject to adjustment in the event of any stock split, stock dividend, reclassification, combination or similar event). In the third quarter of 1997, GMO recorded $16.5 million of proceeds attributed to the value of the debt and $3.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $16.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period.

       EXCHANGE OPTION
       If GMO has not completed the GMO IPO by August 29, 1998, at the holder's option, the GMO Debentures may be exchanged for GGD Debentures due August 29, 2003. If the GMO IPO is completed before August 29, 1998 but the aggregate proceeds from the offering are less than $15.0 million or GMO's market capitalization is below $90.0 million, at the holder's option, 50% of the GMO Debentures can be exchanged for GGD Debentures. The exchange option must be exercised within 30 business days after August 29, 1998 or the date on which the GMO IPO is consummated. The GGD Debentures, if issued, will be convertible, at the option of the holder, at any time prior to maturity into shares of GGD Stock at a 13% premium to the average closing bid price of GGD Stock or reported by the Nasdaq National Market for the five trading days immediately preceding the issue date.

       PUT OPTION
       If at any time after the 180 day period after completion of the GMO IPO, the conversion price is less than the floor conversion price of $7.70 for every trading day during the Put Review Period, the holder will have the option over the Put Exercise Period to put the GMO Debentures back to GMO for cash compensation. The holder has three options to exercise the put. The first Put Review Period may not commence until 180 days after completion of the GMO IPO. The Put Review Period for the second and third options (assuming the first has occurred) may only commence 90 days after the previous Put Exercise Period has expired.

       CALL OPTION
       The GMO Debentures are callable with cash or stock beginning 18 months after the GMO IPO if the stock has closed at 150% of the Fixed Conversion Price for 20 consecutive trading days.

9.     SUBSEQUENT EVENT
       In November 1997, GTR sold 4,000,000 shares of GTR Stock to the public for $7.75 per share. Net proceeds from the offering after underwriting discounts and commissions were $29.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

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

REVENUES
Total revenues for the three and nine months ended September 30, 1997 were $152.1 million and $449.0 million, respectively, increases of 6% and 21% over each of the corresponding periods in 1996.

Product revenues consist solely of product sales by Genzyme General and for the three months ended September 30, 1997 increased 12% to $132.1 million from $117.7 million for the corresponding period in 1996. The increase was primarily due to the increased sales of Cerezyme[R] enzyme and Ceredase[R] enzyme, offset in part by a decrease in sales of surgical products. This decrease was primarily due to the loss of market share caused by price competition in the fluid management business. Product revenues increased 30% to $391.9 million for the nine months ended September 30, 1997 from $301.6 million for the corresponding period in 1996. The increase was due primarily to the addition of sales through the acquisition of Deknatel Snowden Pencer, Inc. ("DSP"), which was acquired in July 1996, and to increased sales of Ceredase[R] enzyme and Cerezyme[R] enzyme.

Service revenues consist of sales of genetic testing services by the Genzyme Genetics business unit, sales of Genzyme Tissue Repair's CARTICEL(R) and Epicel[SM] Services, and sales of Genzyme Molecular Oncology's SAGE[TM] Service. Service revenues for the three months ended September 30, 1997 decreased 10% to $16.7 million from $18.5 million for the corresponding period in 1996 due primarily to the loss of revenues from Genzyme Genetics's identity testing laboratory, Genetic Design, Inc. ("GDI"), which was sold in November 1996, offset in part by 135% and 21% increases in sales of GTR's Carticel[R] Service and Epicel[SM] Service, respectively, and the addition of the initial sales of GMO's SAGE[TM] Service. Service revenues for the nine months ended September 30, 1997 declined 2% to $50.4 million from $51.5 million in the corresponding period of 1996. The decrease in revenue for the nine months ended September 30, 1997 from the corresponding period in 1996 was due primarily to the loss of revenues from GDI, offset in part by higher unit volumes attributable to the acquisition of Genetrix, Inc. ("Genetrix") which was added to Genzyme Genetics's revenues from May 1996, 113% and 5% increases in sales of GTR's Carticel[R] Service and Epicel[SM] Service, respectively, and the addition of the initial sales of GMO's SAGE[TM] Service.

Revenues from research and development contracts for the three and nine months ended September 30, 1997 were primarily attributable to Genzyme General and decreased 51% and 65%, respectively, to $3.3 million and $6.7 million, respectively, as compared to $6.7 million and $18.9 million for the corresponding periods in 1996. The decrease resulted primarily from the loss of revenues from Neozyme II Corporation ("Neozyme II"), which was acquired by Genzyme in the fourth quarter of 1996, offset in part by an increase in revenues from research and development efforts performed by Genzyme General on behalf of GTC. Neozyme II provided $5.9 million and $16.5 million of revenue for the three and nine months ended September 30, 1996, respectively.

MARGINS AND OPERATING EXPENSES
Gross margins for the quarters ended September 30, 1997 and 1996 were 63% and 54%, respectively, and 61% and 57% for the nine months ended September 30, 1997 and 1996, respectively. Product margins for the three and nine months ended September 30, 1997 were 68% and 66%, respectively, and for the corresponding periods in 1996 were 59% and 63%, respectively. The increase in both periods primarily relates to increased sales volume of Cerezyme[R] enzyme and Ceredase[R] enzyme, offset by decreased sales volume of Melatonin and the addition of lower margin sales of DSP. Service margins were 30% and 19% for the three months ended September 30, 1997 and 1996, respectively, and 29% and 21% for the nine months ended September 30, 1997 and 1996, respectively. The increase in service margins for both periods primarily relates to efficiencies gained through the acquisition of Genetrix. Genzyme provides a broad range of health care products and services, resulting in a broad range of gross margins depending on the particular market conditions of each product or service.

Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three months ended September 30, 1997 increased 21% to $55.4 million from $45.7 million in the same period last year. SG&A and amortization of intangibles for the nine months ended September 30, 1997 increased 26% to $156.4 million from $124.2 million in the same period last year. The increases for both periods resulted primarily from the acquisitions of Genetrix and DSP, increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of Seprafilm(TM), increased surgeon training costs related to the CARTICEL[R] Service and increased amortization of intangibles related to amortization of Completed Technology and Goodwill which resulted from the acquisition of PharmaGenics in June 1997.

 Research and development expenses for the three and nine months ended September 30, 1997 were $22.8 million and $71.5 million, respectively, compared to $45.4 million and $81.7 million in the corresponding periods of 1996, a decrease of 50% and 13%, respectively. The decline in research and development expenses is primarily due to a decline in charges for in-process technology which were zero and $7.0 million in the three and nine months ended September 30, 1997 as compared to $24.2 million in each of the corresponding periods of 1996. The charge for in-process technology of $7.0 million in the nine months ended September 30, 1997 resulted from the acquisition of PharmaGenics in June 1997 and the $24.2 million charge in the three and nine months ended September 30, 1996 resulted from the acquisition of DSP in July 1996. Excluding the effect of the charges for in-process technology, research and development expenses increased 7% and 12% to $22.8 million and $64.5 million, respectively, in the three and nine months ended September 30, 1997 from $21.2 million and $57.5 million, respectively, in the corresponding periods in 1996 due primarily to increases in Genzyme General's commitment to fund development costs of the ATIII program being conducted by GTC, increased spending associated with the Biologics License Application for the CARTICEL[R] Service and to the one time write-off of $7.0 million for in-process technology related to the acquisition of PharmaGenics by GMO in June 1997.

OTHER EXPENSES
Net other expenses were $3.9 million and $8.1 million for the three and nine month periods ended September 30, 1997 compared to net other income of $0.9 million and $9.3 million for the same periods in 1996. The change was primarily the result of an increase in interest expense. The increase in interest expense is due primarily to borrowings under the Revolving Credit Facility, additional interest expense incurred by GTR and GMO related to a $13 million convertible note (the "GTR Note") and the GMO Debentures issued in February 1997 and August 1997, respectively, and the respective charges to interest expense for the accretion of each such debt instrument to face value, and a reduction of capitalized interest due to the completion of Genzyme's Allston Landing manufacturing facility in June 1996.

Interest expense for the three and nine months ended September 30, 1997 was $3.3 million and $8.5 million, respectively, net of zero and $0.4 million of capitalized interest on construction in progress in each period, as compared to interest expense of $3.2 million and $3.6 million for the three and nine months ended September 30, 1996, respectively, net of capitalized interest of zero million and $2.2 million, respectively. The increase resulted from interest on funds borrowed in 1996 to finance portions of the acquisitions of DSP and Neozyme II and a reduction of capitalized interest on construction in-progress due to completion of Genzyme's Allston Landing manufacturing facility in June 1996. Investment income and gain on investments for the three and nine months ended September 30, 1997 decreased 22% and 44%, respectively, compared to the same periods in 1996 due primarily to lower average cash balances and a $1.7 million gain on the sale of the Company's investment in North American Biologicals, Inc. ("NABI") recorded in June 1996.

The tax provisions for the three and nine months ended September 30, 1997 vary from the U.S. statutory tax rate due to the provision for state income taxes, nondeductible intangible amortization, losses of unconsolidated affiliates, tax credits and taxes on foreign earnings. The effective tax rate was 39.3% and 38.9% for the three and nine months ended September 30, 1997, respectively, as compared to 43.4% and 40.6% for the corresponding periods in 1996.

GENZYME GENERAL

REVENUES
Total revenues for the three and nine months ended September 30, 1997 increased 6% and 20%, respectively, to $148.8 million and $441.1 million in comparison to $141.0 million and $366.8 million, respectively, in the corresponding periods in 1996. Product and service revenues for the three and nine months ended September 30, 1997 were $145.6 million and $434.5 million, respectively, representing an increase of 8% and 25% in comparison to the same periods in 1996. Product revenues for the three and nine months ending September 30, 1997 increased 12% and 30%, respectively, over the same periods in 1996. The increase for the quarter ended September 30, 1997 was primarily due to increased sales of Cerezyme[R] enzyme and Ceredase[R] enzyme, offset in part by a decrease in sales of surgical products. This decrease was primarily due to the loss of market share caused by price competition in the fluid management business. The increase for the nine months ended September 30, 1997 was due to the addition of sales through the acquisition of DSP and to increased sales of Ceredase(R) enzyme and Cerezyme(R) enzyme.

Product sales for the Specialty Therapeutics business unit for the three and nine months ended September 30, 1997 consisted entirely of sales of Ceredase(R) enzyme and Cerezyme(R) enzyme and increased 23% and 26%, respectively, over the corresponding periods in 1996 due to successful market penetration efforts in Japan and continued growth in new patient accruals in existing markets. Genzyme General's results of operations are highly dependent on these products as they represented 65% and 62% of product sales for the three and nine months ended September 30, 1997, respectively.

Product sales for the surgical products business unit for the three months ended September 30, 1997 consisted primarily of sales of DSP products and declined 8% to $23.2 million from $25.2 million in the corresponding period of 1996 due primarily to a loss of volume and severe price competition in the fluid management business. Surgical product sales increased 204% to $76.8 million in the nine months ended September 30, 1997 from $25.3 million in the corresponding period of 1996 due primarily to the acquisition of DSP which provided $50.0 million of revenue in the first six months of 1997 for which comparable amounts are not reflected in the nine months ended September 30, 1996. Excluding the effect of the additional revenue from DSP, surgical products revenue increased 6% in the nine months ended September 30, 1997 as compared to the corresponding period in 1996 due primarily to an additional $2.0 million of revenue from a distribution agreement executed in 1997 and increased sales of Sepra Products, offset in part by a loss of volume and severe price competition in the fluid management business.

Product sales for the three and nine months ended September 30, 1997 by the Diagnostic Products business unit were level over the same period as 1996. Total product sales by the Pharmaceutical business unit declined 6% and 36% in the three and nine months ended September 30, 1997 as compared to 1996 as a result of a significant decline in sales of Melatonin. This was offset partially by a 3% and 25% increase for the same periods in sales of pharmaceutical grade hyaluronic acid ("HA") powder and other pharmaceutical products. Melatonin sales began to decline materially in the second half of 1996 due to reduced market demand, and Genzyme General does not expect that Melatonin sales will return to the levels experienced during the first nine months of 1996.

Revenues for Genzyme Genetics decreased 19% and 8% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. The decrease for the three and nine months ended September 30, 1997 was primarily from the loss of revenue from GDI, which was sold in November 1996, but was offset by higher unit volumes attributable to the acquisition of Genetrix which revenues were added to Genzyme Genetics's revenues from May 1996. GDI contributed $3.3 million and $10.4 million, respectively, in revenues for the three and nine months ended September 30, 1996.

International sales for the three and nine months ended September 30, 1997 and 1996 represented 38% of total product sales for both periods of 1997 and 36% and 38%, respectively, for the corresponding periods in 1996 as the addition of domestic sales by DSP offset an increase in the combined international sales of Ceredase(R) and Cerezyme(R) enzymes of 31% and 32% for the three and nine months ended September 30, 1997, respectively.

Revenues from research and development contracts for the three and nine months ended September 30, 1997 were $3.2 million and $6.6 million, respectively, and declined 52% and 65%, respectively, in comparison to $6.7 million and $18.9 million, respectively, for the corresponding periods in 1996. The decrease for both periods is due primarily to the absence of revenue from Neozyme II, which was acquired by Genzyme in the fourth quarter of 1996 and which provided $5.9 million and $16.5 million of revenue for the three and nine month periods ended September 30, 1996, respectively, offset in part by an increase in research and development efforts performed by Genzyme General on behalf of GTC.

MARGINS AND OPERATING EXPENSES
Gross margins were 65% and 63% for the three and nine month periods ended September 30, 1997, respectively, compared to 54% and 55% for the same periods ended September 30, 1996. Genzyme General provides a broad range of health care products and services, resulting in a broad range of gross margins depending on the particular market conditions of each product or service. Product margins were 68% and 66%, respectively, for the three and nine month periods ended September 30, 1997 compared to 59% and 63% for the three and nine month periods ended September 30, 1996, respectively. The increase in both periods primarily relates to increased sales volume of Cerezyme(R) enzyme and Ceredase(R) enzyme offset by decreased sales volume of Melatonin and the addition of lower margin sales of DSP.

Service margins increased to 36% and 37% for the three and nine months ended September 30, 1997, respectively, from 25% and 30% for the corresponding periods in 1996 due to the completion of the consolidation of Genzyme Genetics with Genetrix, the sale of GDI, and the resulting elimination of redundant facilities and staffing.

SG&A expenses and amortization of intangibles for the three and nine months ended September 30, 1997 were $46.8 million and $134.9 million, respectively, an increase of 20% and 29% over the same periods in 1996. The increase was due primarily to the acquisition of DSP and increased staffing in support of the growth in several product lines, most notably in support of the North American introduction of Seprafilm(TM). DSP added $21.2 million in SG&A expenses and amortization of intangibles in the first six months of 1997 for which comparable amounts were not included in the results of Genzyme General for the same period in 1996. Charges for the amortization of intangibles for the three and nine month periods ended September 30, 1997 were $3.1 million and $9.5 million, respectively, as compared to $3.1 million and $5.7 million in the same periods of 1996 due to the addition of acquired patents and trade names and goodwill recorded as a result of the acquisitions of Genetrix and DSP.

Research and development expenses for the three and nine months ended September 30, 1997 were $18.5 million and $54.8 million, respectively, as compared to $18.3 million and $49.9 million in the same periods in 1996. The increase was due to Genzyme General's funding of the development costs to the ATIII program being conducted by GTC and increased spending on internal program, most notably Thyrogen(R).

OTHER INCOME AND EXPENSES
Other income and expenses decreased substantially due to the combined effect of a decrease in investment income and an increase in interest expense related to funds borrowed under the Revolving Credit Facility. Investment income and gain on investment for the three and nine months ended September 30, 1997 decreased to $2.4 million and $7.3 million, respectively, from $3.3 million and $13.2 million for the same periods in 1996 due primarily to lower average cash balances and a $1.7 million gain on the sale of Genzyme General's investment in NABI which was recorded in the second quarter of 1996. Interest expense for the three and nine months ended September 30, 1997 was $2.0 million and $6.0 million, respectively, compared to $3.2 million and $3.6 million for the same periods in 1996. The increase resulted from interest on funds borrowed in 1996 to finance portions of the acquisitions of DSP and Neozyme II and a reduction of capitalized interest on construction in progress due to the completion of Genzyme's Allston Landing manufacturing facility in June 1996.

The tax provisions for the three and nine months ended September 30, 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible amortization of intangibles, Genzyme General's share of losses of unconsolidated affiliates and taxes on foreign earnings. The effective tax rate was 38.6% and 38.5%, respectively, for the three and nine months ended September 30, 1997 a slight decrease from 41.9% and 40.5%, respectively, in the corresponding periods in 1996. The allocated tax benefit generated by Genzyme Tissue Repair and GMO for the three and nine months ended September 30, 1997 of $5.4 million and $14.4 million, respectively, reduced Genzyme General's tax rate to 21.2% and 22.2%, respectively, for such periods.


GENZYME TISSUE REPAIR

REVENUES
Service revenues for the three and nine months ended September 30, 1997 were $3.1 million and $7.7 million, respectively, an increase of 65% and 48% over the same periods in 1996. Sales of the CARTICEL(R) Service were $1.7 million and $4.4 million, respectively, for the three and nine months ended September 30, 1997 as compared to $0.7 million and $2.1 million, respectively, for the comparable periods in 1996. The growth in sales of the CARTICEL(R) Service most notably following issuance by the FDA of a biologics license to GTR in August 1997 for the CARTICEL(R) Service, is primarily attributable to increased acceptance of the service by surgeons and insurance companies and a continued increase in the number of surgeons trained in the procedure utilizing the service. Sales of the Epicel[SM] Service were $1.4 million and $3.3 million, respectively, in the three and nine months ended September 30, 1997 compared to $1.1 million and $3.2 million for the same periods in 1996 due to a slight increase in the number of burn incidents requiring the service.

MARGINS AND OPERATING EXPENSES
Service margins were 3% of service revenues for the three months ended September 30, 1997. GTR's cost of services sold exceeded revenue for the nine months ended September 30, 1997 and for the three and nine months ended September 30, 1996 by $1.2 million, $0.7 million and $3.2 million, respectively. The improvement in service margins in the three and nine months ended September 30, 1997 is primarily attributable to the higher sales volume and efficiencies gained in the manufacturing process.

SG&A expenses were $6.4 million and $19.0 million for the three and nine months ended September 30, 1997, respectively, a decrease of 4% and 3% over the same periods in 1996 due primarily to a reduction in staffing levels. Genzyme Tissue Repair incurs direct SG&A charges as well as an SG&A charge from Genzyme General for SG&A work provided by Genzyme General on behalf of Genzyme Tissue Repair. For the three and nine months ended September 30, 1997, $0.3 million and $2.1 million, respectively, of SG&A services were provided by Genzyme General as compared to $0.5 million and $3.2 million for the same periods in 1996.

Research and development expenses were $2.7 million and $7.7 million for the three and nine months ended September 30, 1997, respectively, as compared to $2.9 million and $7.6 million for the same periods in 1996. The decrease in the three months ended September 30, 1997 is primarily attributable to a reduction in costs associated with the Vianain and TGF-Beta programs, offset in part by increased spending associated with the Biologics License Application for the Carticel [R] Service. The increase for the nine months ended September 30, 1997, is due primarily to increased spending associated with the Biologics License Application for the CARTICEL(R) Service which exceeded a decline in costs related to the Vianain(R) and TGF-Beta programs. For the three and nine months ended September 30, 1997, $2.3 million and $7.6 million, respectively, of research and development services were provided by Genzyme General on behalf of Genzyme Tissue Repair, compared to $1.8 million and $6.9 million in the corresponding periods in 1996.

OTHER INCOME AND EXPENSES
Investment income was $0.3 million for both the three months ended September 30, 1997 and 1996 and declined to $0.6 million in the nine months ended September 30, 1997 from $1.3 million in the same period in 1996, due primarily to lower average cash balances.

Interest expense for the three and nine months ended September 30, 1997 increased to $0.8 million and $2.0 million, respectively, as a result of the interest related to the addition of $11.5 million of debt from the private placement of the GTR Note in February 1997 (see "Liquidity and Capital Resources"), the interest charges to accrete this debt to its face value of $13.0 million and a 20% increase in borrowing under a revolving credit facility in June 1996.

In the three and nine months ended September 30, 1997, Genzyme Tissue Repair provided $1.0 million and $5.1 million, respectively, of funding to, and realized a net loss of $1.5 million and $4.9 million, respectively, from Diacrin/Genzyme LLC, the joint venture established between Genzyme Tissue Repair and Diacrin to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. There was no corresponding amount in the same period of 1996.

GENZYME MOLECULAR ONCOLOGY

RESULTS OF OPERATIONS
In the three and nine months ended September 30, 1997, GMO recorded service revenue of $0.1 million and research and development revenue of $0.1 million as compared to no revenues in the corresponding periods of 1996. Service revenues consist of the sale of SAGE services a high-speed, differential gene identification technology which was acquired upon consummation of the Merger. Research and development revenue consists of work performed for the joint venture with StressGen/Genzyme LLC. In each of the three and nine months ended September 30, 1997, GMO incurred $0.1 million in cost of revenue. There was no similar amount in the corresponding periods of 1996. The cost of revenue primarily consists of work performed on behalf of the StressGen/Genzyme LLC.

In the three and nine months ended September 30, 1997, GMO incurred $1.6 million and $3.2 million, respectively, of research and development costs as compared to $0.2 million and $0.6 million for the corresponding periods in 1996. The increase in research and development costs relates to increases in research personnel and related expenses pertaining to GMO's SAGE and gene therapy programs.

For the nine months ended September 30, 1997, GMO recorded a $7.0 million charge for the purchase of in-process technology which has no alternative future use, as part of the acquisition of PharmaGenics.

GMO incurred $0.5 million and $0.8 million of SG&A expenses in the three and nine months ended September 30, 1997, respectively, as compared to $0.1 million for each of the corresponding periods in 1996. The primary reason for the increase was more administrative support corresponding to the growth of GMO's programs and the acquisition of PharmaGenics.

GMO incurred $1.8 million and $2.0 million of amortization of intangibles in the three and nine months ended September 30, 1997, respectively. There were no similar amounts in the corresponding periods of last year. The increase is due to amortization of intangibles from the Pharmagenics acquisition.

GMO recorded $0.1 million, $0.2 million and $0.5 million of equity in net loss of joint venture, interest income and interest expense, respectively, for the nine months ended September 30, 1997. There were no similar amounts in the corresponding periods of 1996. The equity in net loss of joint venture is GMO's portion of the net loss of the StressGen/Genzyme LLC. The interest income results from higher average cash balances due to the issuance of the GMO Debentures in August 1997. The interest expense is primarily due to interest and related amortization of discount on the GMO Debentures.

GMO recorded $0.4 million of deferred tax benefit in each of the three and nine months ended September 30, 1997. There was no similar amount in the corresponding period of 1996. The deferred tax benefit results from amortization of the deferred tax liability established upon the acquisition of PharmaGenics.

LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION AND SUBSIDIARIES

As of September 30, 1997, Genzyme had cash and cash equivalents of $143.9 million, an increase of $50.5 million from December 31, 1996. Operating and financing activities provided $31.7 million and $51.4 million of cash, respectively, investing activities used $30.3 million and fluctuations in exchange rates caused a reduction in cash of $2.4 million. In the nine months ended September 30, 1997, financing activities provided $33.2 million of cash proceeds from the exercise of stock options and warrants and the issuance of stock under the employee stock purchase plan, $87.0 million of cash related to certain warrants exercised immediately prior to December 31, 1996 and classified as other current assets in Genzyme's balance sheet as of December 31, 1996 and $32.2 million from the issuance of debt, and used $100.1 million for the re-payment of debt and capital lease obligations, of which $100.0 million represents a reduction in Genzyme's outstanding debt under the Revolving Credit Facility. At September 30, 1997, $118.0 million was outstanding under the Revolving Credit Facility, of which $95.0 million was allocated to Genzyme General, $18.0 million was allocated to GTR and $5.0 million was allocated to GMO. In the nine months ended September 30, 1997, investing activities provided $33.8 million of cash from the turnover of the investment portfolio and used $64.1 million of cash, of which $25.1 million was used to finance capital expenditures, $5.1 million was used to fund GTR's investment in Diacrin/Genzyme LLC, $3.0 million was used to fund Genzyme General's investment in RenaGel LLC, $0.7 million was used to finance GMO's investment in StressGen/Genzyme LLC, $15.0 million was used to make an equity investment in ABIOMED, Inc., $2.5 million was used to make an equity investment in GelTex, $6.5 million was used to fund a non-compete agreement, $2.5 million was loaned to PharmaGenics pursuant to the terms of a pre-acquisition credit facility provided to PharmaGenics by Genzyme, and $3.7 million was used to fund acquisition costs and other non current assets.

As of September 30, 1997, Genzyme had accounts receivable of $119.3 million, net of an allowance for doubtful accounts, an increase of $2.7 million from December 31, 1996 due to the growth in each of Genzyme's businesses. Genzyme had inventories of $146.9 million, an increase of $21.7 million over December 31, 1996. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit inventories as a result of increased production of Cerezyme(R) enzyme and in the Surgical Products business unit in support of the introduction of Seprafilm(TM) in the North American marketplace.

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

GENZYME GENERAL

As of September 30, 1997, Genzyme had cash and cash equivalents of $108.6 million, an increase of $31.4 million from December 31, 1996. Operating activities provided $61.4 million of cash, respectively, investing and activities used $24.5 million and $3.2 million, respectively, of cash fluctuations in exchange rates caused a reduction in cash of $2.4 million. In the nine months ended September 30, 1997, financing activities provided $30.6 million of cash proceeds from the exercise of stock options and warrants and the issuance of stock under the employee stock purchase plan and $87.0 million of cash related to certain warrants exercised immediately prior to December 31, 1996 and classified as other current assets in Genzyme's balance sheet as of December 31, 1996 and used $100.1 million for the re-payment of debt and capital lease obligations, of which $100.0 million represents a reduction in Genzyme's outstanding debt under the Revolving Credit Facility $15.1 million was allocated to Genzyme Tissue Repair. Of the $15.1 million allocated to GTR, $5.1 million was allocated in exchange for 489,810 GTR Designated Shares, which have been reserved for issuance at the Genzyme Board's discretion for the benefit of Genzyme General or its stockholders, to fund GTR's investment in Diacrin/Genzyme LLC, a joint venture with Diacrin, and $10.0 million was allocated pursuant to Genzyme General's remaining option to allocate up to $20.0 million in cash to GTR in exchange for GTR Designated Shares at $10 per GTR Designated Share. In addition, Genzyme General allocated $5.0 million of debt to GMO to fund operations. In the nine months ended September 30, 1997, investing activities provided $33.8 million of cash from the turnover of the investment portfolio. In the nine months ended September 30, 1997, investing activities used $58.3 million of cash, of which $25.0 million was used to finance capital expenditures, $3.0 million to fund Genzyme General's investment in RenaGel LLC, $15.0 million to make an equity investment in ABIOMED, Inc., $2.5 million to make an equity investment in GelTex, $6.5 million to fund a non-compete agreement, $2.5 million to fund a loan to PharmaGenics pursuant to the terms of a pre-acquisition credit facility provided to PharmaGenics by Genzyme, and $3.8 million to fund acquisition costs and other non current assets.

As of September 30, 1997, Genzyme General had accounts receivable of $117.1 million, net of an allowance for doubtful accounts, an increase of $1.9 million from December 31, 1996, due to the growth in each of Genzyme General's businesses. Genzyme General had inventories of $145.6 million, an increase of $22.2 million over December 31, 1996. The increase was due primarily to support of increased business operations, most notably in the Specialty Therapeutics business unit inventories as a result of increased production of Cerezyme(R) enzyme and in the Surgical Products business unit in support of the introduction of Seprafilm(TM) in the North American market place.


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

Pursuant to the Convertible Debt and Development Funding Agreement between Genzyme and GTC, as described in the 1996 Genzyme 10-K/A, Genzyme General has been funding GTC's development of transgenic ATIII, a plasma protein that helps regulate blood clotting, since April 1, 1996. In July 1997, Genzyme and GTC announced an agreement in principle had been reached on the key terms of a joint venture for further development, marketing and distribution of transgenic ATIII worldwide, excluding Asia. Pursuant to the terms of the joint venture agreement, Genzyme General will provide 70% of the development costs up to a maximum of $33.0 million. GTC will fund the remaining 30% of the development costs. Both companies will fund equally any costs in excess of that level, and profits will be split equally.

Genzyme General believes that its available cash, investments and cash flow from research contracts and product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing the market introduction of the Sepra Products in the United States and Europe and making certain payments to third parties in connection with strategic collaborations. Genzyme General's cash resources will also be diminished upon repayment of amounts borrowed, plus accrued interest, under the Revolving Credit Facility and if its option to acquire the partnership interests in Genzyme Development Partners, L.P. ("GDP") is exercised using cash to pay some or all of the exercise price. In addition, the liabilities or contingencies of GTR and GMO affect Genzyme's resources or financial condition and could affect the financial condition or results of operations of Genzyme General. As a result, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on terms reasonably acceptable to Genzyme.

GENZYME TISSUE REPAIR

As of September 30, 1997, Genzyme Tissue Repair had cash and cash equivalents of $13.9 million, a decline of $2.3 million from December 31, 1996. GTR used $26.9 million of cash for operations and $5.1 million for investing activities. In the nine months ended September 30, 1997, investing activities provided $0.4 million from the sale of equipment and used $5.1 million of cash to fund GTR's investment in Diacrin/Genzyme LLC, $0.1 million to purchase equipment and $0.3 million for investments in other noncurrent assets. Financing activities provided $29.7 million of cash, of which $15.0 million was allocated to GTR from Genzyme General, $13.0 million consisted of proceeds from the issuance of debt and $1.8 million consisted of proceeds from the exercise of stock options and warrants and stock issued under the employee stock purchase plan. Of the $13.0 million in proceeds from the GTR Note, GTR recorded $11.5 million of proceeds attributable to the value of the debt and $1.5 million attributable to the value of the conversion feature (recorded as an increase to division equity). The $11.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period. As of September 30, 1997, $18.0 million of funds allocated to GTR in December 1996 under the Revolving Credit Facility remained outstanding.

In November 1997, GTR sold 4,000,000 shares of GTR Stock to the public for $7.75 per share. Net proceeds from the offering after underwriting discounts and commissions were $29.2 million.

Genzyme Tissue Repair believes its available cash and investments, including the proceeds from the November 1997 Stock Offering, will be sufficient to finance planned operations and capital requirements through the end of 1998 and must raise significant additional capital in order to continue operations at current levels beyond 1998. Genzyme Tissue Repair's plans to raise additional capital include consideration of the sale of additional equity securities, strategic alliances with third parties to fund further developments and marketing of the CARTICEL(R) Service and other business transactions that would generate capital resources to assure continuation of Genzyme Tissue Repair's operations and research programs. If these initiatives are not successful, Genzyme Tissue Repair may be required to delay, scale back or eliminate certain of its programs, or to license third parties to commercialize technologies or products that the division would otherwise undertake itself.

GENZYME MOLECULAR ONCOLOGY

As of September 30, 1997, GMO had cash and cash equivalents of $21.4 million. GMO used $4.1 million of cash for operations in the nine months ended September 30, 1997.

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

Genzyme and StressGen have an option (the "Purchase Option"), payable in equal shares, to purchase CMDF's membership interest in StressGen/Genzyme LLC at any time during the three-year period beginning July 31, 1999 and ending July 31, 2002. The exercise price of the Purchase Option initially will be $15.6 million (Canadian) in July 1999 and will increase monthly thereafter to a final exercise price of $30.5 million (Canadian) in July 2002. The limited recourse loan made by CMDF will be retired in connection with the exercise of the Purchase Option. If the Purchase Option is not exercised on or before July 31, 2002, CMDF may require Genzyme and StressGen to effectively repay $2.0 million (Canadian) each of the limited recourse loan. In addition, at any time during the 30-day period commencing on the date when not less than 75% of the initial funding provided by CMDF has been spent by the joint venture, but in no event later that July 31, 1999, CMDF shall have the right (the "Mandatory Purchase Right") to require Genzyme and StressGen to purchase its membership interest at an aggregate purchase price of $10.0 million (Canadian) plus interest thereon at a rate per annum equal to the Canadian prime rate plus 1%. The Mandatory Purchase Right will terminate if not exercised by CMDF during such 30-day period. Genzyme's share of any amounts payable to CMDF upon exercise of the Purchase Option, the Mandatory Purchase Right or repayment of the limited recourse loan may be paid in cash, Genzyme common stock or any combination thereof at the discretion of Genzyme.

Genzyme sold three warrants (the "Front-End Warrant", the "NDA Warrant", and the "Callable Warrant", collectively, the "Warrants") to purchase Genzyme common stock to CMDF for an aggregate purchase price of $1.0 million (Canadian). Each warrant is initially exercisable for up to 40,000 shares of GGD Stock and will be converted automatically upon the closing date of the GMO IPO into warrants to purchase GMO Stock as following.

The Front-End Warrant is exercisable immediately and will terminate upon the earlier of the exercise of the Mandatory Purchase Right by CMDF or July 31, 2002. The exercise price of the Front-End Warrant is $30.18 per share of GGD Stock and, upon conversion following the GMO IPO, will be equal to 120% of a defined conversion price.

The NDA Warrant will be exercisable during the one-year period following the filing of the first new drug application with the FDA for a product developed through the collaboration and will terminate upon the earliest of the exercise of the Mandatory Purchase Right by CMDF, the expiration of the Purchase Option or July 31, 2007. The exercise price of the NDA Warrants is $30.18 per share of GGD Stock and, upon conversion following the GMO IPO, will be equal to 120% of a defined conversion price.

The Callable Warrant will be exercisable during the three-year period following the expiration of the Purchase Option and will terminate upon the earliest of the exercise of the Mandatory Purchase Right by CMDF, the exercise of the Purchase Option or July 31, 2005. The exercise price of the Callable Warrant per share of GGD Stock will be equal to the average of the closing sale prices of the GGD Stock on the Nasdaq National Market for the 20 trading days ending on the expiration date of the Purchase Option, and upon conversion following the GMO IPO, will be equal to the average of closing sale prices of the GMO Stock on the Nasdaq National Market for the 20 trading days ending on the expiration date of the Purchase Option.

In August 1997, GMO completed a private placement of the GMO Debentures. The GMO Debentures bear interest at 6% per annum and are convertible into shares of GMO Stock beginning no earlier than the 91st day after the completion of the GMO IPO. Beginning on February 26, 1998, the GMO Debentures will be convertible at a discount to the average of the closing bid prices of GMO Stock as reported by the Nasdaq National Market for the 20 trading days immediately preceding the applicable conversion date (the "Market Price"), which discount begins at 7% and will increase by an additional one percent every 30 days thereafter until October 24, 1998. Beginning November 23, 1998, the conversion price will be the lower of (i) 85% of the Market Price calculated as of the actual conversion date and (ii) 85% of the Market Price calculated as of November 22, 1998. In no event, however, will the conversion price be less than $7.70 per share (subject to adjustment in the event of any stock split, stock dividend, reclassification, combination or similar event). In the third quarter of 1997, GMO recorded $16.5 million of proceeds attributed to the value of the debt and $3.5 million attributed to the value of the conversion feature (recorded as an increase to division equity). The $16.5 million will be accreted to the face value of the debt by a charge to interest expense over the term of the initial 15 month conversion period.

EXCHANGE OPTION
If GMO has not completed the GMO IPO by August 29, 1998, at the holder's option, the GMO Debentures may be exchanged for GGD Debentures due August 29, 2003. If the GMO IPO is completed before August 29, 1998 but the aggregate proceeds from the offering are less than $15.0 million or GMO's market capitalization is below $90.0 million, at the holder's option, 50% of the GMO Debentures can be exchanged for GGD Debentures. The exchange option must be exercised within 30 business days after August 29, 1998 or the date on which the GMO IPO is consummated. The GGD Debentures, if issued, will be convertible at the option of the holder at any time prior to maturity into shares of GGD Stock at a 13% premium to the average closing bid price of GGD Stock or reported by the Nasdaq National Market for the five trading days immediately preceding the issue date.

PUT OPTION
If at any time after the 180 day period after completion of the GMO IPO, the conversion price is less than the floor conversion price of $7.70 for every trading day during the Put Review Period, the holder will have the option over the Put Exercise Period to put the GMO Debentures back to GMO for cash compensation. The holder has three options to exercise the put. The first Put Review Period may not commence until 180 days after completion of the GMO IPO. The Put Review Period for the second and third options (assuming the first has occurred) may only commence 90 days after the previous Put Exercise Period has expired.

CALL OPTION
The GMO Debentures are callable with cash or stock beginning 18 months after the GMO IPO if the stock has closed at 150% of the Fixed Conversion Price for 20 consecutive trading days.

The Genzyme Board approved the allocation of up to $25 million in cash from Genzyme General to GMO (the "Equity Line"), subject to a dollar-for-dollar reduction by the proceeds of outside financing received by GMO. As a result of the issuance of the GMO debentures in August 1997, the amount available under the Equity Line was reduced to $5 million. No draws have been made under the Equity Line to date. Upon successful completion of an initial public offering, the Equity Line will terminate.

Management of GMO anticipates that existing revenues generated from the sale of SAGE services, SAGE license fees, cash available for allocation to GMO from Genzyme General pursuant to the Equity Line and existing cash balances will be sufficient to fund GMO's operations through 1998. Significant additional funds will be required to complete the clinical testing and commercialization of GMO's products and services. There can be no assurance that such additional funds will be available on favorable terms to GMO or to the existing holders of GMO stock, if at all.

In addition, GMO's cash requirements may vary materially from those now planned as a result of factors including progress of GMO's research and development programs, the ability of GMO to establish and maintain additional strategic alliances and licensing arrangements, the progress of GMO's development programs, competing technological and marketing developments, the cost involved in enforcing patent claims and other intellectual property rights and the cost and timing of regulatory approvals. Insufficient funds may require GMO to delay, scale back or eliminate certain of its programs or to license to third parties to commercialize technologies or products that GMO would otherwise undertake itself. Such actions may adversely affect the value of the GMO Stock.

ITEM 3.           QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Not applicable.


PART II.          OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The information concerning the Warrants and the GMO Debentures set forth in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1997" in the fourth through eleventh paragraphs under "Liquidity and Capital Resources -- Genzyme Molecular Oncology" on pages 33 - 34 of this Report is incorporated herein by reference.

                  Genzyme believes the sale of the GMO Debentures qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act (the "Act") based on the manner of offering (a negotiated sale to a limited number of "qualified institutional buyers" (as defined in Rule 501 of the Act) and one "accredited investor" (as defined in Rule 501 of Regulation D under the Act) without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to Genzyme.

                  Genzyme believes the sale of the Warrants qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act (the "Act") based on the manner of offering (a negotiated sale to a single purchases without general solicitation) and the purchaser's financial status, investment experience and investment intent, as represented to Genzyme. Genzyme further believes the offer and sale of the Warrants also qualifies for the safe harbor for offers and sales outside the United States provided under Rule 903 of Regulation S under the Act since
                  (i) the offer and sale were made in an offshore transaction,
                  (ii) no directed selling efforts were engaged in by Genzyme,
                  (iii) offering restrictions were implemented and (iv) CMDF is not a U.S. person.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                      See Exhibit Index following the signature page to this Form 10-Q.

                  (b) Reports on Form 8-K

                      None.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1997


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GENZYME CORPORATION


DATE:      November 14, 1997                 By: /s/  David J. McLachlan
                                             -----------------------------------
                                             David J. McLachlan
                                             Duly Authorized Officer and
                                             Executive Vice President, Finance;
                                             Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                          Form 10-Q, September 30, 1997


                                  EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

10.1 Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and Canadian Medical Discoveries Fund, Inc. Filed herewith.

10.2 Genzyme Common Stock Purchase Warrant No. A-1 dated July 31, 1997 issued to Canadian Medical Discoveries Fund, Inc. Filed herewith.

10.3 Genzyme Common Stock Purchase Warrant No. A-2 dated July 31, 1997 issued to Canadian Medical Discoveries Fund, Inc. Filed herewith.

10.4 Genzyme Common Stock Purchase Warrant No. A-3 dated July 31, 1997 issued to Canadian Medical Discoveries Fund, Inc. Filed herewith.

10.5         Purchase Agreement dated as of August 29, 1997 by and among Genzyme
             Corporation and the entities listed on the signature pages thereto.
             Filed herewith. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules referred to in the Purchase Agreement are omitted. Genzyme hereby undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.6         Genzyme Molecular Oncology Division Convertible Debenture dated
             August 29, 1997, including a schedule with respect thereto filed pursuant to Instruction 2 to Item 601 of Regulation S-K.
             Filed herewith.

10.7         Form of Genzyme General Division Convertible Debenture.
             Filed herewith.

10.8 Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed herewith.

10.9         Amended and Restated Convertible Debt Agreement dated as of
             September 4, 1997 by and between Genzyme and Genzyme Transgenics
             Corporation. Filed as Exhibit 10.4 to the Genzyme Transgenics
             Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (Commission File No. 0-21794) and incorporated herein by reference.

11 Computation of weighted average shares used in computing earnings per share amounts. Filed herewith.

27           Financial Data Schedules for Genzyme General and Genzyme
             Tissue Repair (for EDGAR filing purposes only). Filed herewith.
