Form 10-K
period 1997-12-31
GENZYME CORP
filed 1998-03-31
CIK 732485

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER: 0-14680
                            ------------------------

                              GENZYME CORPORATION
             (Exact name of Registrant as specified in its charter)

                 MASSACHUSETTS
        (State or other jurisdiction of                             06-1047163
         incorporation or organization)              (I.R.S. Employer Identification Number)
               ONE KENDALL SQUARE                                     02139
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

          Securities registered pursuant to Section 12(g) of the Act:
      GENZYME GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GGD STOCK") GENZYME TISSUE REPAIR DIVISION COMMON STOCK, $0.01 PAR VALUE ("GTR STOCK")
GENZYME MOLECULAR ONCOLOGY DIVISION COMMON STOCK, $0.01 PAR VALUE ("GMO STOCK")
                           GGD STOCK PURCHASE RIGHTS
                           GTR STOCK PURCHASE RIGHTS
                           GMO STOCK PURCHASE RIGHTS

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1998: $2,470,667,321

Number of shares of the Registrant's GGD Stock outstanding as of March 1, 1998:
                                   77,952,860

Number of shares of the Registrant's GTR Stock outstanding as of March 1, 1998:
                                   20,022,438

 Number of shares of the Registrant's GMO Stock outstanding as of March 1, 1998
                                   3,909,908
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Reports to Stockholders for its General Division, Tissue Repair Division and Molecular Oncology Division for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II of this Form 10-K and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1998 are incorporated by reference into Part III of this Form 10-K.
================================================================================

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-K for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and
(vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. See also "Factors Affecting Future Operating Results" under the headings (x) "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the Genzyme General Annual Report for the fiscal year ended December 31, 1997 (the "1997 Genzyme General Annual Report"), (y) "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" in the Genzyme Tissue Repair Annual Report for the fiscal year ended December 31, 1997 (the "1997 GTR Annual Report") and (z) "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the Genzyme Molecular Oncology Annual Report for the fiscal year ended December 31, 1997 (the "1997 GMO Annual Report") set forth in Exhibits 13.1, 13.2 and 13.3, respectively, to this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Genzyme is a biotechnology company that develops innovative products and services for major unmet medical needs. Genzyme has three divisions: Genzyme General Division ("Genzyme General"), which develops and markets therapeutic and surgical products and diagnostic services and products; Genzyme Tissue Repair Division ("Genzyme Tissue Repair" or "GTR"), which develops and markets biological products for the treatment of cartilage damage, severe burns, chronic skin ulcers and neurodegenerative diseases; and Genzyme Molecular Oncology Division ("Genzyme Molecular Oncology" or "GMO"), which was formed in June 1997 in connection with the acquisition of PharmaGenics, Inc. ("PharmaGenics") and develops gene-based approaches to cancer therapy through genomics, gene therapy and a small molecule drug discovery program. Genzyme has three outstanding series of common stock, each of which is intended to reflect the value and track the performance of one of Genzyme's three divisions: Genzyme General Division Common Stock ("GGD Stock"), Genzyme Tissue Repair Division Common Stock ("GTR Stock") and Genzyme Molecular Oncology Division Common Stock ("GMO Stock"). GGD Stock and GTR Stock are listed on the Nasdaq National Market under the symbols "GENZ" and "GENZL," respectively. GMO Stock is not yet publicly traded.

     For purposes of financial statement presentation, all of the Company's programs, products, assets and liabilities are allocated to Genzyme General, Genzyme Tissue Repair or Genzyme Molecular Oncology. Notwithstanding this allocation, Genzyme continues to hold title to all of the assets and is responsible for all of the liabilities allocated to each of the divisions. Holders of GGD Stock, GTR Stock and GMO Stock have no specific claim against the assets attributed to the division whose performance is associated with the series of stock they hold. Liabilities or contingencies of any division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of all three divisions.

     Cerezyme(R), Ceredase(R), Thyrogen(R), Seprafilm(R), Pleur-evac(R), Thora-Klex(R), Tevdek(R), InSight(R), MASDA(R) and Vianain(R) are registered trademarks of Genzyme. Sepracoat(TM), Sepragel(TM), EndoCABG(TM), Sahara(TM), N-geneous LDL(TM), N-geneous HDL(TM), Contrast(TM), Carticel(TM) and SAGE(TM)are trademarks and Epicel(sm)and Epicel ASAP(sm) are service marks of Genzyme. RenaGel(R) is a registered trademark of GelTex Pharmaceuticals, Inc. ("GelTex"). NeuroCell(TM)-PD and NeuroCell(TM)-HD are trademarks of Diacrin, Inc. ("Diacrin"). Provisc(R) is a registered trademark of Alcon Laboratories, Inc. ("Alcon"). Pulmozyme(R) is a registered trademark of Genentech, Inc.

GENZYME GENERAL -- PRODUCTS AND DEVELOPMENT PROGRAMS

  Recent Developments

     In January 1998, Genzyme General announced strategic changes in its pharmaceuticals and surgical products business units. Genzyme General will focus its efforts within three broad business areas -- therapeutics, surgical products and diagnostics. The new diagnostics business area comprises two units, genetic diagnostic services and diagnostic products. The business of the pharmaceuticals unit has been redirected toward its higher-value products, including phospholipids, peptides and hyaluronic acid ("HA"), for drug delivery and other purposes. The fine chemicals, bulk pharmaceuticals such as clindamycin phosphate, and dietary supplements such as melatonin businesses have been discontinued. The pharmaceuticals unit's phospholipid and peptide products for drug delivery have been incorporated into the therapeutics business area and its HA product for ophthalmic use is included in the surgical products business unit. Additionally, the surgical products unit has discontinued development of Sepracoat(TM) coating solution for the U.S. market.

  Therapeutics

     Cerezyme(R) Enzyme (Imiglucerase Injection)/Ceredase(R) Enzyme (Alglucerase Injection). Treatment with Cerezyme(R) enzyme or Ceredase(R) enzyme replacement therapy currently represents the only safe and effective treatment for Type I Gaucher disease, a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency in an important enzyme in the body called glucocerebrosidase ("GCR"). This deficiency results in the accumulation of the lipid glucocerebroside in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, bone and joint pain, fatigue and orthopedic complications such as repeated fractures and bone erosion. Ceredase(R) enzyme is a modified form of human GCR in which glycoprotein remodeling technology has been used to target GCR to the cells where the lipid accumulation occurs. Cerezyme(R) enzyme is a recombinant form of GCR which has been remodeled in a similar manner.

     Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the 5,000 Gaucher patients Genzyme General believes exist worldwide. Currently, approximately 44% of these patients are receiving treatment. Cerezyme(R) enzyme and Ceredase(R) enzyme, together, are available in approximately 50 countries worldwide. Cerezyme(R) enzyme has received marketing approval in five countries as well as the 15 countries forming the European Union ("EU"). Ceredase(R) enzyme has received marketing approval in 13 countries. The Company's results of operations are highly dependent on sales of these products which, for 1997, totaled approximately $333.7 million.

     Genzyme General produces Ceredase(R) enzyme from an extract of human placental tissue supplied by Pasteur Merieux, a French company that is the only significant commercial source of this material. Historically, the supply available was not sufficient to produce enough Ceredase(R) enzyme to treat all known patients. To address supply constraints, Genzyme developed Cerezyme(R) enzyme and received approval from the FDA in October 1996 to manufacture Cerezyme(R) enzyme in Boston, Massachusetts. Patients receiving Ceredase(R) enzyme are currently being converted to Cerezyme(R) enzyme. Genzyme General will continue to manufacture Ceredase(R) enzyme until the process of patient conversions is completed. The conversion process is approximately 97% completed in the U.S. and is expected to be nearly completed on a worldwide basis by the end of 1998.

     Synthetic Phospholipids. Phospholipids are the major structural components of cell membranes. They are useful in drug delivery systems, emulsion formulations and as components of pharmaceutical products such as liposomes. Genzyme General has developed proprietary technology for the large scale manufacture of synthetic phospholipids with high purity and consistency and currently produces and sells synthetic phospholipids to pharmaceutical and biotechnology companies for use in the formulation and delivery of certain of their products.

     Synthetic Peptides and Amino Acid Derivatives. Synthetic peptides are a class of biologically active compounds comprised of chains of amino acids. Many of these compounds have applications as active drug compounds and are used by the pharmaceutical industry in final dosage form preparations. Genzyme General is a commercial scale contract manufacturer for third parties of synthetic peptides for many such applications. Amino acid derivatives are the materials used in the production of synthetic peptides. In addition to producing these materials for use in its own peptide manufacturing processes, Genzyme General sells amino acid derivatives to the pharmaceutical industry.

     RenaGel(R) Non-Absorbed Phosphate Binder. RenaGel(R) phosphate binder is designed to be used in the treatment of chronic kidney failure patients to remove dietary phosphorus in the gastrointestinal tract without being absorbed into the bloodstream. Elevated serum phosphorus levels can cause serious complications in chronic kidney failure patients, such as renal bone disease and soft tissue and vascular calcifications. There are an estimated 214,000 end-stage renal failure patients in the U.S., 95% of whom receive a phosphate control product, and 180,000 end-stage renal failure patents in Europe. Genzyme and GelTex have formed a joint venture for the final development and commercialization of RenaGel(R) phosphate binder. Genzyme General, as the exclusive distributor for the joint venture, will commercialize RenaGel(R) phosphate binder worldwide, excluding Japan and Pacific Rim countries, upon receipt of regulatory approvals. An application for marketing approval of a new drug ("NDA") was submitted to the FDA for RenaGel(R) phosphate binder in November 1997, and the FDA determined that the NDA was acceptable for filing. RenaGel(R) phosphate binder also received "Part B" status from the European Medicines Evaluation Agency ("EMEA"), which status is assigned to innovative medicinal products having novel characteristics, and means that only one application need be submitted in order to obtain marketing approval in all 15 EU countries. Applications for marketing authorization in Europe and Canada are expected to be submitted in 1998. See Note H., "Investments" to the Genzyme Corporation and Subsidiaries Consolidated Financial Statements (the "Consolidated Financial Statements") for a description of the joint venture between Genzyme and GelTex.

     Thyrogen(R) Hormone. Genzyme General has developed Thyrogen(R) hormone, a recombinant form of human thyroid stimulating hormone, for use as an adjunct to the approximately 100,000 to 200,000 diagnostic and therapeutic procedures undertaken each year to detect and treat metastases of thyroid cancer. Thyrogen(R) hormone is designed to allow patients to continue taking their thyroid hormone supplements while they are being screened for metastases, thereby allowing patients to avoid the debilitating effects of hypothyroidism. An NDA for Thyrogen(R) hormone was submitted to the FDA on December 12, 1997 for the diagnostic indication. The FDA has accepted the NDA under its priority review process, which requires the agency to provide a letter to Genzyme indicating approval or non-approval within six months of the filing date. FDA priority review is reserved for therapies that have the potential to improve treatments for particular diseases or conditions substantially. A marketing authorization application for Thyrogen(R) hormone was also filed in Europe in December 1997. Genzyme General expects to file a new drug submission for Thyrogen(R) hormone in Canada in 1998.

     Antithrombin III. Antithrombin III is a plasma protein that helps regulate blood clotting. Genzyme and Genzyme Transgenics Corporation ("GTC") have formed a joint venture for the development and commercialization of transgenically produced recombinant human antithrombin III ("ATIII"). Transgenic ATIII is produced by GTC in goat milk. A Phase II clinical trial of ATIII was completed in December 1997, confirming safety of ATIII at all administered doses and supporting its ability to affect the anticoagulation response to heparin in patients undergoing coronary artery bypass grafting ("CABG"). The companies will conduct Phase III clinical trials of ATIII in 1998. Subject to the receipt of regulatory approvals, Genzyme General will market ATIII worldwide, excluding Asia, as the exclusive distributor for the joint venture. Genzyme owns approximately 43% of the outstanding shares of GTC common stock. See Note H., "Investments" to the Consolidated Financial Statements for a description of the relationship between Genzyme and GTC, including the joint venture.

     Other Development Programs. In addition to the products and programs described above, Genzyme General has several therapeutic products in various stages of the research, development and clinical testing.

           PRODUCT/PROGRAM                                       DESCRIPTION
           ---------------                                       -----------
CFTR/adenovirus vector                   Genzyme General is developing a gene therapy approach using adenovirus vectors to correct the basic defect in cystic
                                         fibrosis ("CF") cells whereby the mutant genes are
                                         augmented with genes that would enable the patient's cells to produce normal cystic fibrosis transmembrane conductance regulator ("CFTR") protein.
CFTR/lipid vector                        Genzyme General is developing lipid-DNA complexes as
                                         vectors for an alternative gene therapy approach to the
                                         treatment of CF.
Ex vivo stem cells/retrovirus vector     Through its collaborations with the University of
                                         Pittsburgh and IntroGene B.V., Genzyme General is
                                         developing a hematopoietic stem cell gene therapy for
                                         Gaucher disease.
Various proprietary vectors for gene     Through its collaborations with Duke University and the
  therapy                                University of California at San Diego, Genzyme General is
                                         developing gene therapies for congestive heart failure,
                                         vein graft failure and restenosis, as well as a gene
                                         therapy application to protect heart tissue from oxygen
                                         damage that can occur during various types of cardiac
                                         procedures.

           PRODUCT/PROGRAM                                       DESCRIPTION
           ---------------                                       -----------
Alpha-Gal                                Genzyme General is developing a recombinant form of the
                                         human enzyme Alpha-galactosidase ("Alpha-Gal") as a
                                         treatment for Fabry disease, a usually fatal inherited
                                         disorder of lipid metabolism.
Prolactin                                Genzyme General is developing a recombinant form of the
                                         human hormone prolactin for use as an immune stimulant.
                                         Potential clinical indications include
                                         immunologic/hematopoietic reconstitution for
                                         myelosuppressed and immunocompromised patient populations
                                         and use as a vaccine adjuvant.
Chitinase                                Genzyme General is evaluating recombinant human chitinase
                                         as a therapeutic agent for treating systemic fungal
                                         infections, which are often observed in immunosuppressed
                                         individuals.

  Surgical Products

     Genzyme General develops, manufactures and markets surgical products for four principal business lines: the Sepra Products (described below), cardiovascular fluid management systems (chest drainage and autotransfusion systems), surgical closure systems (sutures and needles) and surgical instruments (cardiovascular punches and other cardiovascular, plastic surgery, endoscopic and general instruments). Genzyme General's sales force markets products directly to cardiac, general, gynecologic, colon and rectal surgeons and hospital purchasing departments throughout the U.S. and Europe.

     Sepra Products. Genzyme General, on behalf of a joint venture (the "Joint Venture") between Genzyme Development Partners, L.P. ("GDP") and Genzyme, is developing and marketing products for use during surgical procedures to limit the formation of postoperative adhesions (the "Sepra Products"). The Sepra Products are based on HA, a biopolymer produced naturally by the body to lubricate and protect tissue. Under the terms of various agreements between GDP and Genzyme, GDP has the exclusive right to sell the Sepra Products in the U.S. and Canada though the Joint Venture. Genzyme has the exclusive right to sell these products outside the U.S. and Canada subject to a royalty on European sales under certain circumstances. In March 1997, Genzyme and the Joint Venture entered into an exclusive marketing and distribution agreement whereby Genzyme acts as the sole distributor of the Sepra Products on behalf of the Joint Venture.

     The Sepra Products portfolio is primarily comprised of Seprafilm(R) bioresorbable membrane, Sepragel(TM) bioresorbable gel and Sepracoat(TM) coating solution. Seprafilm(R) bioresorbable membrane is a solid formulation of modified HA that is used to separate and protect tissues and organs that have been damaged during surgery. During the third quarter of 1996, the FDA granted approval to market Seprafilm(R) for use in any open abdominal or pelvic surgery. Genzyme General launched a broad U.S. marketing effort for Seprafilm(R) during the fourth quarter of 1996 using the sales force it acquired in connection with Genzyme's acquisition of Deknatel Snowden Pencer, Inc. in 1996. Genzyme General is initially targeting the top 300 hospitals that perform 27% of the colorectal and general abdominal surgeries in which Seprafilm(R) could be used in the United States. Genzyme is focusing on high-risk colorectal surgeries, where adhesions are a particular concern. Internationally, Genzyme launched sales of Seprafilm(R) in Europe in 1996 after the product was granted the Approval of Conformity Certificate in accordance with the European Medical Devices Directive (a "CE Mark"). Genzyme also began sales of Seprafilm(R) in Canada and Israel in 1997. Japan granted Seprafilm(R) regulatory approval in 1997, and working with Kaken Pharmaceuticals Co., Ltd., Genzyme plans to launch Seprafilm(R) in Japan in 1998.

     Because Seprafilm(R) represents such a notable departure from the techniques of the past, Genzyme General has faced challenges in establishing Seprafilm(R) as the new standard of care in the surgical industry. To improve its marketing efforts, Genzyme General hired and trained 20 Seprafilm(R) sales specialists in 1997. Genzyme General is also initiating a clinical trial designed to measure long-term outcomes related to small bowel obstruction in patients who receive Seprafilm(R) during surgery compared to those who do not, thereby providing information about Seprafilm(R)'s cost effectiveness and role in reducing intestinal obstructions. Genzyme General is currently developing a second generation Seprafilm(R) product, which is designed to have improved elasticity and ease of use suitable for laparoscopic procedures. Genzyme General plans to file a supplemental Pre-Marketing Approval application ("PMA") with the FDA and apply for a CE Mark for the second generation Seprafilm(R) product in 1998.

     Sepragel(TM) bioresorbable gel is a highly viscous gel form of modified HA and is intended to be used in laparoscopic procedures and on tissue surfaces that are inaccessible to Seprafilm(R). Genzyme is continuing development of an alternative formulation for Sepragel(TM) with improved properties. Once work on the formulation is completed, additional patients are expected to be enrolled over the next 12 months in the Phase I clinical trial.

     Sepracoat(TM) coating solution is a liquid formulation of HA that, when used to coat tissues and organ surfaces at the start of and throughout surgical procedures, forms a temporary physical barrier that may protect tissues during surgery. In January 1996, Genzyme filed a PMA with the FDA to market Sepracoat(TM) for use in abdominal, pelvic and cardio-thoracic surgical procedures. In 1997, an advisory panel to the FDA recommended that Genzyme not be granted approval to market Sepracoat(TM) for the reduction of adhesions in abdominal and pelvic surgery. Genzyme General has since ceased development of Sepracoat(TM) for the U.S. market.

     Genzyme General believes that successful initial market penetration and subsequent maintenance of market share for Seprafilm(R) require a specialized hospital-based sales force and has deployed its surgical products sales force and additional sales specialists to accelerate the market introduction of these products in the U.S. and Europe. Substantial additional efforts to educate surgeons and hospital administrators as to the benefits of these products will also be required in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that Genzyme General will be successful in its efforts to implement a commercialization strategy for the Sepra Products. See Note L., "Research and Development Agreements" to the Consolidated Financial Statements for a description of the relationship between Genzyme, GDP and the Joint Venture and details concerning funding of the development of the Sepra Products.

     Bulk and Pharmaceutical Grade Hyaluronic Acid. Genzyme General currently produces and sells bulk HA for a number of applications. Under an agreement with Alcon, Genzyme General supplies pharmaceutical grade HA powder to Alcon for incorporation into Provisc(R), an HA-based ophthalmic surgical aid product, which Alcon introduced in 1994. Genzyme General also receives a royalty based on Alcon's product sales. In addition, HA is sold to a number of customers for various research and development applications.

     Cardiovascular Fluid Management Systems. This product line consists primarily of self-contained, disposable chest drainage devices used to drain blood from the chest cavity following open heart surgery, other surgical procedures and trauma. Genzyme General also sells autotransfusion devices that allow the collection of blood shed by the patient and its reinfusion postoperatively, thus eliminating the risks associated with blood transfusions. Genzyme General's self-contained, disposable chest drainage unit, Pleur-evac(R), was introduced in 1967 and is the market leader in chest drainage devices. Genzyme General also sells a line of dry suction-controlled chest drainage and autotransfusion devices under the Sahara(TM) and Thora-Klex(R) brand names.

     Surgical Closure Systems. Surgical sutures, including Tevdek(R) and Silkey Polydek, are sold in packs consisting of suture/needle combinations and are Genzyme General's oldest product line. Genzyme General emphasizes high quality specialty sutures for cardiovascular and plastic surgery, utilizing special materials, advanced metallurgy and packaging innovations. Approximately 50% of Genzyme General's U.S. sales of surgical products are attributable to high margin "specials" in which individual surgeons order nonstandard products and customized suture/needle combinations for specific procedures.

     Surgical Instruments. Genzyme General sells cardiovascular punches, which are used during coronary artery bypass surgery to make cleanly cut holes, and hand-held, reusable instruments such as needleholders, scissors, forceps, graspers, dissectors and retractors. Genzyme General's instruments are used in cardiovascular, plastic, endoscopic and general surgery and are sold directly to the surgeon, the key decision maker on purchases of specialty instruments.

     In September 1997, the surgical products business area created a unit focused on the development and marketing of broad and flexible systems for minimally invasive cardiovascular procedures. Genzyme General intends to leverage the core products under the Deknatel and Snowden Pencer brand names by combining these disposable and reusable devises with new minimally invasive cardiovascular systems. Genzyme General believes that up to 30% of the 430,000 conventional CABG and valve replacement procedures performed in the U.S. will be performed in a minimally invasive fashion in the next five years.

     Genzyme General entered into two agreements to expand its line of minimally invasive cardiac systems and to extend its use to other cardiac procedures. Under one agreement, this product line will be expanded so that surgeons can stop the heart with the aid of an aortic occlusion balloon developed by the Cook Group. Genzyme General will market the balloons exclusively and expects to begin offering the balloons as part of Genzyme General's line of instruments for use in endoscopic CABG procedures, called the EndoCABG(TM) System, in the first half of 1998. The other agreement covers a product development and marketing alliance with CarboMedics, Inc. ("CarboMedics"), pursuant to which the companies are developing a system of instrumentation and supplies which will allow cardiac surgeons to introduce CarboMedics's mechanical heart valves through a small incision in the patient's chest wall.

  Diagnostics

     Genetic Diagnostic Services

     Genzyme General applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services to physicians, hospitals, universities, medical centers, clinical laboratories, genetic centers and managed care organizations in the U.S. and internationally through a national network of laboratories and a direct sales force. Genzyme General offers three types of genetic diagnostic services: biochemical testing, classical and molecular cytogenetic testing, and DNA testing. Biochemical testing services consist primarily of a widely used screening test (AFP3) to determine if further prenatal genetic testing is appropriate. Classical and molecular cytogenetic testing involves the analysis of fetal cells obtained through amniocentesis or chorionic villi sampling ("CVS") to evaluate chromosomal abnormalities. DNA testing is performed to determine the likelihood that the subject has, or is a carrier for, a specific genetic disorder, such as CF, Fragile X syndrome, Huntington's disease, spinal muscular atrophy, polycystic kidney disease, sickle cell anemia, hemophilia and Gaucher disease. Genzyme General employs over 70 board certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients.

     InSight(R) Test. Genzyme General's InSight(R) test is a faster cytogenetic test based on in situ hybridization of chromosome-specific DNA probes. This technology permits identification of the most frequently occurring chromosomal abnormalities within 48 hours, as compared to the one to three weeks required to perform classical cytogenetic testing (karyotyping). The InSight(R) analysis is provided in conjunction with a complete karyotype.

     MASDA(R) Service. Genzyme General's patented Multiplex Allele-Specific Diagnostic Assay (the "MASDA(R) Service") can analyze in a single assay up to 500 DNA samples simultaneously for over 100 known gene mutations. The MASDA(R) Service not only analyzes different patient samples for different disease indications in a single assay, it also identifies multiple mutations in one or more genes in a single patient's DNA sample. Genzyme General is pursuing a number of commercialization strategies for the MASDA(R) Service. In February 1997, Genzyme General launched a 70-mutation CF test, called the "CF-70" test. Previous CF tests could only identify 32 or fewer mutations, thereby producing negative results for people with rare mutations. In addition, the MASDA(R) Service is also being used to provide genetic profiling services for clinical trials being conducted by pharmaceutical companies.

     Genzyme General has established a federally certified clinical trials laboratory to support diagnostic assay development using the MASDA(R) Service. In addition, the laboratory provides population segmentation services for internal drug development programs and external customers. These studies are designed to identify genetic markers that might provide information about the severity of a disease as well as the likelihood that a patient might respond either favorably or adversely to a therapy.

     Development Programs. Genzyme General is developing additional platforms for complex mutational analysis and conducts major research and development programs in such areas as genomics and rare cell separation and analysis methods. For example, Genzyme General is continuing its efforts to develop methods and procedures to isolate and genetically analyze fetal cells obtained from maternal blood samples. Fetal cells obtained from maternal blood serum could potentially be used in lieu of cells derived from amniotic fluid or chorionic villi for genetic testing, thereby avoiding the risk associated with amniocentesis or CVS. Genzyme General also is developing a technology called cleavage and ligation associated mutation specific sequencing, or "CLAMSS," to detect and identify unknown mutations in genes.

     Diagnostic Products

     Genzyme General is a primary supplier of diagnostic components (enzymes, substrates, antibodies and antigens), bulk reagents and devices to manufacturers of clinical diagnostic reagents and kits as well as directly to clinical reference laboratories. It also manufactures and sells a broad line of antibody and antigen-based ELISA test kits. In addition, Genzyme General distributes a broad product line of research products to academic, industrial and governmental laboratories for use in immunology and cell biology and has developed manufacturing expertise in enzyme fermentation, purification, reagent formulation and immunoassay test development.

     Cardiovascular Products. Genzyme General sells devices and reagents for the quantification of low-density lipoprotein ("LDL") and high-density lipoprotein ("HDL") cholesterol levels. In September 1997, Genzyme General introduced a second-generation homogenous direct LDL cholesterol test, called N-geneous LDL(TM), and a second-generation homogenous HDL test, N-geneous HDL(TM), in the U.S. Both of the new tests accurately measure cholesterol levels that are present in a patient's serum or plasma directly without the labor intensive pretreatment steps that were needed previously and are easily adaptable to automated chemistry analyzers. N-geneous LDL(TM) is the only homogenous LDL test available for sale in the U.S. Both tests are being distributed in the U.S. by Genzyme General under a worldwide agreement with the manufacturer of the tests, Daiichi Pure Chemicals Co., Ltd., of Tokyo. In addition to the U.S., Genzyme General is also the exclusive marketing partner for the N-geneous LDL(TM) and N-geneous HDL(TM) tests in Europe and the rest of the world, with the exception of Asia, where Genzyme holds co-exclusive distribution rights.

     Diagnostic Intermediates. Genzyme General produces and sells intermediates such as diagnostic enzymes, substrates and reagents for use in diagnostic kits used for blood analysis in clinical chemistry laboratories. One area of emphasis is pancreatic function, where Genzyme General provides enzymes, substrates, bulk reagents and patented methodologies for amylase and lipase determination to diagnostic kit manufacturers. Genzyme General is also a primary supplier of cholesterol enzymes used in testing for coronary heart disease. Sales of its diagnostic intermediates are made to over 200 manufacturers and users of diagnostic kits worldwide through its own technical sales representatives in the U.S. and Europe and through distributors in Japan.

     ELISA Test Kits. Genzyme General manufactures and sells a broad range of ELISA test kits for infectious disease and endocrinology determinations. In addition, it supplies monoclonal and polyclonal antibodies plus other immunoassay raw materials to immunodiagnostic kit manufacturers. Patented Contrast(TM) rapid tests for pregnancy, Strep A and infectious mononucleosis determination are also becoming key contributors to Genzyme Generals' product portfolio.

     Research Products. The diagnostics business unit's research products consist of a comprehensive line of cytokines, growth factors, antibodies, proteins and cytokine and apoptosis ELISA systems which play an integral role in activating and modulating the body's immune system. These research products are used primarily to conduct research in the areas of immunology and cellular biology.

GENZYME TISSUE REPAIR -- PRODUCTS AND DEVELOPMENT PRODUCTS

     GTR is a leading developer of biological products for the treatment of cartilage damage, severe burns, chronic ulcers, and neurodegenerative diseases. GTR believes that strong capabilities in three groups of core technologies -- cell processing, therapeutic protein development and biomaterials -- enhance its ability to successfully develop and market a portfolio of novel products and services in the field of tissue repair.

     Carticel(TM) Autologous Cultured Chondrocytes ("Carticel(TM) AuCC"). GTR's lead product, Carticel(TM) AuCC, is used to treat damaged articular knee cartilage. GTR employs a proprietary process to grow a patient's own ("autologous") cartilage cells for use in repairing damaged knee cartilage. In addition to cartilage cell processing, GTR trains orthopedic surgeons, collects and analyzes outcomes data and assists physicians and patients in obtaining reimbursements from third party payers. GTR's comprehensive surgeon training program consists of lectures and hands-on bioskills sessions involving practice of the surgical procedures (including biopsy harvesting, implantation and surgical follow-up), as well as an orientation on reimbursement and billing procedures. Since inception, GTR has trained 1,988 surgeons in this program.

     In August 1997, the FDA granted GTR a biologics license (a "BLA") for the manufacture of Carticel(TM) AuCC for use in repairing clinically significant cartilage defects of the femoral condyle. Carticel(TM) AuCC is not indicated for the treatment of cartilage damage associated with osteoarthritis. GTR is making a substantial effort to establish the procedure known as autologous chondrocyte implantation ("ACI") using Carticel(TM) AuCC as the new standard of care for repair of cartilage damage to the femoral condyle. As part of these efforts, GTR shifted its focus in 1996 to increasing the rate of reimbursement approvals by establishing an educational program for third party payers. As a result of this program, several payers have established protocols for selecting patients and determining eligibility. Approximately 101 million people in the U.S. were covered by health plans with protocols for reviewing Carticel(TM) AuCC reimbursement requests as of December 31, 1997. In addition, one-third of GTR's 59-person U.S. sales and reimbursement staff is involved directly in claims processing and educating insurers about the appropriate uses of the Carticel(TM) AuCC. The commercial success of Carticel(TM) AuCC will depend materially on the ability of GTR to increase the approval rate for reimbursement of the product from third party payers. Although GTR has seen a substantial increase in the development of broad policy coverage for Carticel(TM) AuCC since receipt of the BLA, there can be no assurance that the recent increase in reimbursement approvals will continue.

     GTR also believes that successful commercialization of Carticel(TM) AuCC is dependent on its being accepted by and incorporated into routine use by a large number of orthopedic surgeons. GTR markets Carticel(TM) AuCC to orthopedic surgeons in the U.S. and Europe directly and through distributors. GTR's sales force promotes Carticel(TM) AuCC by contacting and educating orthopedic surgeons about the service and maintaining an ongoing relationship with each surgeon who receives training from GTR; assisting physicians with administrative, clinical and reimbursement issues involved in arranging to perform the biopsy and implantation procedures at hospitals; and assisting physicians in obtaining the necessary approval from the hospital's Institutional Review Board to collect outcomes data in accordance with GTR's protocol. GTR expects that its revenues from the sale of Carticel(TM) AuCC may be lower in the summer months as fewer operative procedures are typically performed during those months.

     GTR is required by the FDA to conduct two confirmatory post-marketing studies to gain a better understanding of the role of implanted cells in ACI and to assess longer term clinical results. Each of these studies is required to demonstrate that Carticel(TM) AuCC is superior to the alternatives studied. The first, a five year, randomized study, will compare outcomes of patients treated with Carticel(TM) AuCC to those of patients treated with abrasion and microfracture -- two common alternative treatments for articular cartilage defects. The second study will be a smaller scale study in which patients will undergo the ACI biopsy and implantation procedure, but will randomly be assigned to receive either Carticel(TM) AuCC or a placebo. This study is targeted to last three to five years, not including a 36-month follow-up.

     Epicel(sm) Service. GTR's Epicel(sm) Service, which provides cultured autologous skin cells as permanent skin replacement for patients with severe burns, was first introduced in 1987. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Starting with a patient biopsy about the size of a postage stamp, GTR can grow enough skin grafts in three to four weeks to cover a patient's entire body surface area.

     Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow skin grafts produced using the Epicel(sm) Service.

Therefore, GTR believes that the primary candidates for the Epicel(sm) Service are the approximately 400 patients each year in the U.S. who survive burn injuries covering more than 60% of their body surface area. GTR markets the Epicel(sm) Service to burn centers in the U.S. and parts of Europe through its own direct sales force and in Japan through a distributor.

     NeuroCell(TM)-PD and NeuroCell(TM)-HD. GTR, through a joint venture with Diacrin, is developing NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease. GTR estimates that the patient population with advanced Parkinson's disease ranges from 115,000 - 155,000 in the U.S., and that the U.S. patient population with Huntington's disease is approximately 25,000. Both of the NeuroCell(TM) products involve the implantation of fetal porcine brain cells into patients to replace damaged brain tissue. The joint venture has a license to use patented technology developed at Massachusetts General Hospital ("MGH") to protect the NeuroCell(TM) products from the host's immune system without the need for chronic, lifetime administration of immunosuppressive drugs.

     In January 1998, the joint venture received FDA approval to initiate patient recruitment in a Phase II/III trial of NeuroCell(TM)-PD. Enrollment in a Phase I clinical trial of NeuroCell(TM)-PD involving 12 patients was completed in October 1996. Patients in this trial are being evaluated at periodic intervals to assess long term clinical outcomes. The results at six months post-treatment showed marked improvement in symptoms and restored efficacy of the drug levodopa, which the brain converts to dopamine, in ten of the 12 patients. An analysis of the ten evaluable patients also demonstrated statistically significant improvement in mean scores on the Unified Parkinson's Disease Rating Scale ("UPDRS") six months post-treatment. Without treatment, scores on UPDRS generally deteriorate over time as the disease progresses. These results are similar to those obtained by other researchers treating Parkinson's patients with human fetal cells. Commercialization of treatments using human fetal cells is not practical, however, because of ethical concerns, supply constraints and inconsistent quality.

     A histological study published in the March 1997 issue of Nature Medicine showed that NeuroCell(TM)-PD cells transplanted into one of the patients in the Phase I clinical trial survived for more than seven months and showed signs of reconnecting nerve tissue damaged by the disease. The study marks the first documentation of survival of cells transplanted from another species into the human brain and of the appropriate growth of non-human neurons for a potential therapeutic response. The patient, a 69-year old man, died of a pulmonary embolism unrelated to treatment with NeuroCell(TM)-PD. The brain of the patient showed minimal signs of inflammation or rejection of the foreign tissue.

     The results of a Phase I clinical trial of NeuroCell(TM)-HD analyzed at three months post-treatment showed no observable improvements in patient outcomes. GTR believes, however, that such improvements may require a longer period to become evident. See Note H., "Investments" to the Consolidated Financial Statements for a description of the joint venture between Genzyme and Diacrin.

     Other Development Programs. GTR has a number of ongoing development programs supporting Carticel(TM) AuCC. GTR is conducting basic research and development into the biology of cartilage and the cartilage repair process. The objective of this research is to identify biologic materials that promote more rapid regeneration of articular cartilage, to develop new methods for the repair of arthritic joints and large surface area cartilage defects and to enable the ACI procedure to be performed less invasively. GTR is also committing resources to meet requirements specified by the FDA for validation of certain product manufacturing parameters. GTR is also developing recombinant Transforming Growth Factor Beta(2)("TGF-Beta(2)") for the treatment of chronic skin ulcers and as an intravenous injectable product for administration to multiple sclerosis ("MS") patients for the prevention of autoimmune damage to nerve tissue.

GENZYME MOLECULAR ONCOLOGY -- PRODUCTS AND DEVELOPMENT PROGRAMS

     GMO is engaged in the development and commercialization of novel cancer therapeutics using an integrated, gene-based approach. GMO's products and services include: a genomics service business based on its patented Serial Analysis of Gene Expression, or "SAGE(TM) ", technology, gene therapy programs focused on gene immunotherapy and tumor targeting, and a drug discovery program to identify small molecules that interact with cancer-related targets, which includes access to Genzyme's library of over one million small molecule compounds. GMO was formed in June 1997 by acquiring PharmaGenics and combining it with several of Genzyme's ongoing programs in the field of oncology.

  SAGE(TM)

     SAGE(TM) is a high throughput, high efficiency method of simultaneously detecting and measuring the expression level of most, and possibly all, genes expressed in a cell at a given time. Differential gene expression is the comparison of how, when and in what amounts genes are expressed in a given tissue or cell line versus another (e.g., cancer tissue versus normal tissue). GMO has an exclusive, worldwide license to the SAGE(TM) technology from the Johns Hopkins University School of Medicine ("JHU"). In December 1997, the U.S. Patent and Trademark Office ("PTO") issued a patent covering the methodology by which SAGE(TM) identifies and measures gene expression.

     GMO believes that an understanding of differential gene expression will accelerate the development of more effective cancer and other therapeutics and diagnostics. Potential uses of SAGE(TM) in evaluating therapeutic targets include comparison of disease tissue with normal tissue, comparison of genes expressed at different stages of disease, elucidation of disease pathways and measurement of response to drug candidates. SAGE(TM) may also be used to develop diagnostics (by identifying tumor or other biological markers), discover novel genes, map the genetic profiles of model organisms or optimize and monitor production methods. GMO has entered into several commercial agreements for the provision of SAGE services and SAGE(TM) sublicenses, including agreements with Hexagen plc, Ontogeny, Inc., Parke-Davis, a division of Warner-Lambert Company, and Reprogen, Inc.

  Development Programs

     GMO is conducting several gene therapy programs for the development of alternative or complementary approaches to existing cancer therapies, including the following:

           PRODUCT/PROGRAM                                     DESCRIPTION
           ---------------                                     -----------
Immunotherapy:
     MART-1 and gp100                  GMO is collaborating with researchers at the National Cancer
                                       Institute ("NCI") to develop adenoviral vectors carrying the
                                       MART-1 and gp100 genes for use as tumor "vaccines" for the treatment of melanoma. Two Phase I clinical trials completed in 1997 showed the vectors were safe and well tolerated and that a small subset of patients showed substantial tumor
                                       regression. These product candidates will continue to be
                                       evaluated in Phase I clinical trials in the next year.

     HSP65                             GMO is collaborating with StressGen Biotechnologies Corp.
                                       ("StressGen") to optimize lipid delivery of the HSP65 gene.
                                       See "Collaborations -- StressGen" below.
Tumor Targeting:
     Lipid vectors                     GMO is optimizing its lipid gene delivery vectors for use in systemic administration for delivery of genes to both
                                       primary tumors and metastasized cancers.
     p53                               Schering-Plough Corporation ("Schering") is funding a
                                       research program to develop cancer gene therapy products by combining Schering's proprietary p53 tumor suppressor gene with GMO's lipid delivery vectors. See "Collaborations --
                                       Schering" below.

GMO also has a number of cancer screens running both internally and through efforts with collaborators to identify small molecules that could have therapeutic benefit in treating cancer. Two areas of priority interest for GMO's small molecule program are metastasis inhibition and anti-angiogenesis.

  Collaborations

     GMO is currently a party to a number of commercial and academic collaborations and licensing arrangements to provide access to complementary technologies, enhance its expertise in specific cancer indications and out-license products it does not choose to pursue internally, including the arrangements discussed below.

     StressGen. GMO, StressGen and the Canadian Medical Discoveries Fund Inc. ("CMDF") formed a joint venture in July 1997 to combine StressGen's proprietary stress genes with Genzyme's gene delivery technology. The joint venture will initially focus on the use of mycobacterial stress genes that have been licensed exclusively to the joint venture in the field of cancer. Subject to the successful completion of preclinical studies, the companies plan to initiate a Phase I clinical trial for ovarian cancer during the next 12 months. See Note H., "Investments" to the Consolidated Financial Statements for a description of the joint venture between Genzyme, StressGen and CMDF.

     Schering. In December 1997, GMO entered into a research and option agreement with Schering to combine GMO's proprietary lipid delivery systems with six of Schering's proprietary genes, including the p53 tumor suppressor gene, to develop gene therapy products. The agreement provides for up-front payments, research funding and potential milestone payments for research progress on a lipid-based p53 tumor suppressor gene therapy. At any time during the one-year research period, Schering may exercise its option to exclusively license GMO's lipid vector technology for delivery of the p53 gene. If this option is exercised, Schering will have the option to exclusively license the vector technology for delivery of five additional genes.

     Merck & Co., Inc. ("Merck"). In January 1998, GMO non-exclusively licensed an assay to Merck relating to methods for identifying small molecules that interfere with the binding of the MDM2 protein with the p53 protein. GMO received a license fee for the assay and could receive additional milestone payments if certain defined development milestones are achieved by Merck for a product developed by a method licensed from GMO or covered by GMO patent rights. In addition, GMO would receive royalties on worldwide sales of any such product.

     NCI. GMO has a collaborative research and development agreement ("CRADA") with the NCI relating to the development of treatments for metastatic melanoma. The CRADA, which is effective until August 1999, covers the use of adenoviral vectors that incorporate the genes for the proprietary melanoma tumor antigens MART-1 and gp100. Under the CRADA, GMO provides Dr. Steven Rosenberg at NCI with clinical grade adenoviral vectors, research funding and support for the conduct of clinical trials at the NCI relating to these vectors in exchange for an option to obtain either an exclusive or non-exclusive license to the technology developed under the CRADA. Dr. Rosenberg is also collaborating with third parties regarding the use of non-adenoviral vectors for the MART-1 and gp100 tumor antigen genes.

     JHU. GMO has a research agreement with JHU and Dr. Kenneth Kinzler under which GMO provides funding for Dr. Kinzler's SAGE(TM)-related research at JHU through 2000 in exchange for an option to obtain an exclusive worldwide license to technology developed as a part of that research. Under this agreement, GMO will be obligated to make milestone payments upon the fulfillment of research objectives. Furthermore, GMO has the rights to the SAGE(TM) data generated in Dr. Kinzler's laboratory and an option to license diagnostic and therapeutic rights to discoveries using SAGE(TM) that are further developed in Dr. Kinzler's laboratory.

     Under another research agreement with JHU, GMO sponsors certain cancer-based research (other than SAGE(TM)) in Dr. Kinzler's laboratory through 2000 in exchange for an option to obtain an exclusive, worldwide license to technology developed in the course of such research. In addition, GMO has retained Dr. Bert Vogelstein's services on a non-exclusive basis through a consulting agreement that is effective through April 2000.

     In addition, GMO, JHU and Hoffman La-Roche, Inc. ("Roche") are parties to a broad-based license agreement (the "1992 License Agreement") relating to the development and commercialization of technology developed by Dr. Vogelstein under an earlier research agreement. Under the 1992 License Agreement,

JHU granted Roche an exclusive license for diagnostic products and services and GMO an exclusive license for oligonucleotide therapeutics, each with the right to sublicense, and a co-exclusive license to GMO and Roche for non-oligonucleotide therapeutics and other products not covered by either GMO's or Roche's exclusive licenses. While the licenses from JHU are exclusive as to all rights that JHU possesses, some of the genes licensed from JHU are covered by patent applications that are co-owned with entities from which GMO and Roche have not obtained a license. GMO will owe royalties to JHU on net sales by GMO and its sublicensees of therapeutic products incorporating technology licensed under the 1992 License Agreement. In April 1997, Roche granted GMO a non-exclusive sublicense of its diagnostics rights licensed from JHU, along with the exclusive right to sublicense diagnostic rights to the JHU technology. GMO will owe royalties to Roche on net sales by GMO and its sublicensees of diagnostic products incorporating technology licensed under the 1992 License Agreement.

COMPETITION

     Genzyme is engaged in a segment of the human health care products industry that is extremely competitive. Competitors in the U.S. and elsewhere are numerous and include major pharmaceutical, chemical, surgical device and biotechnology companies, many of which have substantially greater financial and human resources, more experience in research, preclinical and clinical development, and obtaining regulatory approvals and more extensive production and marketing infrastructure than Genzyme and its divisions. These companies may succeed in developing products that are more effective than any that have been or may be developed by Genzyme and may also prove to be more successful than Genzyme in producing and marketing their products.

     Each of Genzyme's products and services faces different competitive challenges:

     Cerezyme(R) Enzyme and Ceredase(R) Enzyme. Although Genzyme General is not aware of any current effective alternative to its products for the treatment for Gaucher disease, competition potentially could come from other protein replacement therapies or gene therapy. Genzyme General believes that its proprietary production techniques, exclusive raw material source for Ceredase(R) enzyme and, to a certain extent, the orphan drug status of its products give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Cerezyme(R) enzyme and Ceredase(R) enzyme will be clinical effectiveness and absence of adverse side effects. One company is attempting to develop an alternative form of recombinant GCR by producing the enzyme in insect cells and modifying it by applying a coating of polyethylene glycol.

     RenaGel(R) Phosphate Binder. Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only product approved in the U.S. for the control of elevated phosphorus levels in patients with chronic kidney failure. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia. RenaGel(R) phosphate binder binds dietary phosphate without the use of either calcium or aluminum and, therefore, will not cause hypercalcemia or aluminum toxicities. Genzyme believes that RenaGel(R) phosphate binder will effectively compete with existing phosphate binders by offering an excellent tolerability profile and a more palatable formulation than those of currently available phosphate binders.

     CF. There are a number of organizations, both academic and commercial, engaged in developing therapies to treat either the symptoms of CF or the cause of the disease. Several groups are developing gene therapy approaches to the disease and also have received approval from the FDA and the Recombinant DNA

Advisory Committee ("RAC") to initiate limited human studies of CF gene therapy. In addition, other organizations are investigating pharmacological and biological agents that would treat CF. One such product, Pulmozyme(R), which was developed by Genentech, Inc., is currently on the market. These groups may succeed in developing gene therapy products before Genzyme General, in obtaining patent protection that may effectively block Genzyme General from commercializing its gene therapy products or in developing other drug therapies that relieve the symptoms of CF and, thus, compete with products under development by Genzyme General.

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

     Other Surgical Products. The principal methods by which Genzyme General's surgical products business unit competes are continued innovative product development, the performance and breadth of its product lines, brand name recognition, sales force training and educational services, including sponsorship of training programs in advanced surgical techniques. Genzyme General's key product in the cardiovascular fluid management category is the Pleur-evac(R) chest drainage product. Genzyme General believes that it leads the chest drainage category and that this position is sustainable due to a broad product line possessing patented features and brand name recognition. Substantial competition in the market for fluid management devices resulted in a decrease in surgical products sales during 1997. Corrective actions taken by Genzyme General to boost sales in this market began yielding positive results in the fourth quarter of 1997. Genzyme General continues to compete aggressively in this market. The surgical closure category is dominated by Ethicon, a subsidiary of Johnson & Johnson, and Sherwood, a division of American Home Products Corporation. Genzyme General had focused on the cardiovascular suture market within this category and believes that favorable demographics such as the aging population and lengthening life expectancies will provide continued growth in this market. Competition within the surgical instruments category varies by segment, such as cardiovascular, endoscopic and plastic surgery instruments, with no one company dominating the entire category. Unique features and product innovation within its surgical instruments line, such as the recently launched EndoCABG(TM) System, have allowed Genzyme General to compete effectively across this category.

     Genetic Diagnostic Services. The U.S. market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. Genzyme General believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues, and with no individual company accounting for more than 18% of the total other than Genzyme, which accounts for approximately 22% of the total. Genzyme General believes, however, that the industry will experience increasing consolidation, as smaller laboratories face the challenges of more complex and stringent regulation. Competitive factors in the genetic diagnostics services business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports. Genzyme General believes that its research and development program, which has enabled it to develop and introduce testing services based on new technology, and its active sales and marketing force have played significant roles in the growth of its genetic diagnostics services business. In addition to Genzyme General, several companies and academic groups are attempting to develop fetal cell separation techniques. Genzyme General believes that its combination of separation and analytical technologies will give it a competitive advantage.

     Diagnostic Products. Genzyme General acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. This philosophy enables Genzyme General to maintain unique relationships with major diagnostic kit manufacturers and to engage with them in development efforts to produce new or improved kits. The market in the diagnostic products industry is mature and competition is based on price, reliability of supply and the purity and specific activity of products.

     Carticel(TM) AuCC. GTR is aware of one other company, Verigen, Inc., that is culturing autologous chondrocytes for cartilage repair in Europe. In addition to Verigen, GTR knows of three other companies, Advanced Tissue Sciences, Inc. ("ATS"), in conjunction with Smith & Nephew PLC, Integra LifeSciences Corp. ("Integra") and LifeCell Corp., that are engaged in research on cultured cartilage products. In addition, a surgical technique known as osteochondral grafting may be competitive to Carticel(TM) AuCC. This procedure, which can be performed arthroscopically, involves transferring plugs of low weight bearing cartilage and bone to the area of a defect. Smith & Nephew, Arthrex, Inc. and Innovasive Devices, Inc. are known to have programs relating to this procedure.

     NeuroCell(TM) -PD and NeuroCell(TM) -HD. While there are currently no effective long-term therapies for advanced Parkinson's disease and no effective treatments for Huntington's disease, GTR is aware of other companies and institutions pursuing research and development of alternative treatments for the diseases. Experimental therapies under development for Parkinson's disease include surgical destruction of certain portions of the brain (pallidotomy), gene therapy, the use of growth factors and neuroprotectant therapy.

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

     TGF-Beta(2). The use of growth factors is emerging as a treatment for partial-thickness or very small full-thickness wounds. A number of companies are currently conducting or planning to conduct clinical trials with growth factors. Potential competitors include Chiron Corp., in collaboration with the Ethicon division of Johnson & Johnson, Curative Technologies, Inc., and Scios Novo, Inc. Curative Technologies, Inc., also has one product on the market which does not require FDA approval. Such growth factors may prove to be complementary to, as well as competitive with, TGF-Beta(2). GTR does not believe, however, that growth factors can provide permanent skin replacement to compete with the Epicel(sm)Service. Additionally, TGF-Beta(2) will compete with interferon-based immunomodulators produced by Chiron Corp. and Biogen Inc. for the treatment of MS.

     Cancer. Competition in the field of cancer therapeutics and diagnostics is intense. GMO faces, and will continue to face, significant competition from organizations such as large pharmaceutical and biotechnology companies, universities, government agencies and other research institutions in each of these fields. GMO is aware of clinical trials sponsored by Rhone-Poulenc Rorer relating to p53 gene therapy for cancer and expects that other large companies will be initiating gene therapy clinical trials in the near future. GMO also relies on its collaborators for support in some of its cancer research and development programs and intends to rely on these partners for preclinical evaluation and clinical development of its potential products and services. Competition may arise from the use of the same or similar technologies as those currently used or contemplated to be used by GMO, as well as from existing therapeutics and diagnostics, any or all of which may be more effective or less expensive than those developed by GMO. For instance, other companies provide genomics services that are competitive with SAGE(TM). Genzyme believes, however, that SAGE(TM) offers several advantages over competing genomics services, including that the genetic sequences used in SAGE(TM) for gene identification can be considerably shorter than those used in competing techniques, thereby increasing the rate at which genetic information can be analyzed and the probability of detecting rare genes. In addition, certain of its collaborators are conducting multiple product development programs in fields similar to those that are the subject of the partner's alliance with GMO. For instance, the NCI, with whom GMO is collaborating regarding the use of adenoviral vectors incorporating the MART-1 and gp100 tumor antigen genes for the treatment of melanoma, is currently working with others on non-adenoviral vector delivery systems for these antigens. Any product candidate of GMO, therefore, may be subject to competition with a potential product under development by a third party, including GMO's collaborators.

PATENTS AND PROPRIETARY TECHNOLOGY

     In general, Genzyme pursues a policy of obtaining patent protection both in the U.S. and in selected foreign countries for subject matter considered patentable and important to its business. In addition, a portion of Genzyme's proprietary position is based upon patents that Genzyme has licensed from others, including patents relating to RenaGel(R) phosphate binder, ATIII, the AFP3 test, NeuroCell(TM)-PD and NeuroCell(TM)-HD, the Epicel(sm) Service, TGF-Beta(2), SAGE(TM) and various cancer related genes such as p53. These license agreements generally require Genzyme to pay royalties upon commercialization of products covered by the licensed technology. Generally, patents issued in the U.S. are effective for a period of seventeen years from date of issue, although the GATT legislation changes this to twenty years from the filing date for applications filed after June 8, 1995. The duration of foreign patents varies in accordance with applicable local law. Genzyme also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in its product areas. Genzyme's employees, consultants and corporate partners who have access to its proprietary information have signed confidentiality agreements. Genzyme's patent position and proprietary technology are subject to certain risks and uncertainties. The information set forth under the subheading "Factors Affecting Future Operating Results -- Uncertainty Regarding Patents and Protection of Proprietary Technology" under (i) "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 1997 Genzyme General Annual Report, (ii) "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" in the 1997 GTR Annual Report and (iii) "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the 1997 GMO Annual Report is incorporated herein by reference.

     The Company's registered trademarks Cerezyme(R), Ceredase(R), Thyrogen(R), Seprafilm(R), Pleur-evac(R), Thora-Klex(R), Tevdek(R), InSight(R), MASDA(R) and Vianain(R), together with its trademarks and service marks Sepragel(TM), Sepracoat(TM), EndoCABG(TM), Sahara(TM), N-geneous LDL(TM), N-geneous HDL(TM), Contrast(TM), Carticel(TM), Epicel(sm), Epicel ASAP(sm), and SAGE(TM), in the aggregate are considered to be of material importance to the Company.

GOVERNMENT REGULATION

     Governmental regulation, in the U.S. and other countries, is a significant factor in the production and marketing of many of Genzyme's products and in its ongoing research and development activities.

  FDA Regulation

     In the U.S., products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as "drugs" or "biologics." Cerezyme(R) enzyme and Ceredase(R) enzyme are regulated in the U.S. as drugs, as are Thyrogen(R) hormone and RenaGel(R) phosphate binder. ATIII, Alpha-Gal, prolactin and the Company's gene therapy products are regulated as biologics. The Sepra Products and Genzyme's other surgical products are regulated as devices. The N-geneous LDL(TM) and N-geneous HDL(TM) cholesterol tests are classified as in vitro diagnostic devices.

     The activities required before drugs or biologics may be marketed in the U.S. include (i) preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies, (ii) the submission to the FDA and approval of an application for human clinical testing (an "IND"), (iii) adequate and well controlled human clinical trials to prove the safety and effectiveness of the drug or biologic, (iv) the submission of an NDA for a drug or a Product License Application ("PLA") for a biologic or a BLA for biologics identified by the FDA as "Specified Biologics" and (v) the approval by the FDA of the NDA, BLA or PLA.

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

     In May 1996, the FDA published a new guidance document that provided for the regulation of products such as Carticel(]) AuCC that use manipulated autologous structural cells. Under these regulations, companies that are not currently marketing autologous cultured chondrocytes would likely be required to provide a prospective randomized blinded control study comparing the treatment to alternative treatments. GTR estimates that it could take eight years for any competitor to complete a study of this nature that would demonstrate the clinical efficacy of its proposed treatment. In August 1997, the FDA granted GTR a BLA under these regulations for Carticel(TM) AuCC. GTR has initiated discussions with the FDA regarding an application for the Epicel(sm) Service, which has been on the market as an unregulated medical device. GTR expects that the FDA will permit the service to remain on the market until its regulatory status is resolved.

     The time and expense required to perform the clinical testing necessary to obtain FDA approval can far exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could delay, impede or prevent marketing approval, limit uses, force a recall of the product or expose Genzyme to product liability claims.

  Regulation Outside the U.S.

     For marketing outside the U.S., Genzyme is subject to foreign regulatory requirements governing human clinical testing and marketing approval for its products. These requirements vary by jurisdiction, differ from those in the U.S. and may necessitate additional pre-clinical or clinical testing whether or not FDA approval has been obtained.

     Generally, Genzyme's initial focus for obtaining marketing approval outside the U.S. is Europe. EU Directives ("regulations") generally classify products either as medicinal products or devices. For medicinal products, like those produced by Genzyme, marketing approval may be sought using either the centralized procedure of the Committee for Proprietary Medicine or Products (the "CPMP") or the decentralized (mutual recognition) process. The CPMP centralized procedure of the EMEA results in a recommendation in all member states, while the EU multi-state process involves country by country approval. EU regulations for products classified as devices have been implemented for some devices. Devices such as Genzyme's Sepra Products must receive market approval through a centralized procedure, where the device receives a CE Mark allowing distribution to all member states of the EU. For those devices where EU regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE mark certification requires the company to receive International Standards Organization ("ISO") certification for each facility involved in the manufacture or distribution of the device. This certification only comes after the development of an all inclusive quality system which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the EU. After certification is received a product dossier is reviewed which attests to the product's compliance with EU directive 93/42/EEC for medical devices. Only after this point is a CE Mark granted. Ceredase(R) enzyme has been registered for sale in the EU through a CPMP centralized procedure. Genzyme expects Cerezyme(R) enzyme, Thyrogen(R) hormone, RenaGel(R) phosphate binder, Alpha-Gal, prolactin and the gene therapy products also will be regulated through centralized CPMP procedure. Seprafilm(R) and Sepracoat(TM) have been granted the CE Mark. Genzyme will apply for a CE Mark for all of its other surgical products.

     Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the EU. Therefore, each European country is free to impose its own regulations on the marketing of such products. To date, GTR has not encountered any local registration requirements for market introduction of Carticel(TM) AuCC. During September 1997, the Spanish national health system approved Carticel(TM) AuCC for use by public hospitals, representing the first broad approval of the product by a reimbursement authority in Europe. GTR is currently assessing the regulatory requirements for commercialization of Carticel(TM) AuCC in Japan.

  Other Government Regulation

     Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the U.S. for that product. However, a drug that is considered by the FDA to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the U.S. during the seven-year exclusive marketing period. Genzyme has been accorded orphan drug status for Cerezyme(R) enzyme, Ceredase(R) enzyme and Thyrogen(R) hormone and has received orphan drug designation for a number of other products currently under development, including its gene therapy products MART-1 and gp100, NeuroCell(TM)-PD and NeuroCell(TM)-HD. Legislation has been periodically introduced in recent years, however, to amend the Orphan Drug Act. Such legislation has generally been directed to shortening the period of automatic market exclusivity and granting certain marketing rights to simultaneous developers of a drug. The effect on Genzyme of any amendments ultimately adopted cannot be assessed at this time. It believes that the commercial success of these products, including Cerezyme(R) enzyme and Ceredase(R) enzyme, will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents, exclusive raw material supply contracts and other means.

     Regulation of Diagnostic Services. The Clinical Laboratories Improvement Act ("CLIA") provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under CLIA affect the genetics laboratories of Genzyme.

     Regulation of Gene Therapy Products. In addition to FDA requirements, the National Institutes of Health ("NIH") has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. NIH has established RAC to review gene therapy protocols. Genzyme expects that all of its gene therapy protocols will be subject to RAC review. In the U.K., Genzyme's gene therapy protocols will be subject to review by the Gene Therapy Advisory Committee.

     Tissue and Organ Bank Laws. A federal criminal statute that prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but which permits recovery of reasonable costs associated with such activities, has not been applied to Carticel(TM) AuCC or the Epicel(sm)Service. Certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin, all of which could be interpreted to apply to GTR's production and distribution of cultured tissue products. Provisions in certain states' statutes prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank but permit licensed tissue banks, including companies, to recover their reasonable costs associated with such sales. The application of these or other regulations to GTR could result in significant expense to GTR, limit Genzyme's reimbursement for its services and otherwise materially adversely affect GTR's results of operations.

     Other Laws and Regulations. Genzyme's operations are or may be also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances used in connection with Genzyme's research work and manufacturing operations, including radioactive compounds and infectious disease agents. Although Genzyme believes that its safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be completely eliminated. In the event of such an accident, Genzyme could be held liable for any damages that result and any liabilities could exceed Genzyme's resources.

EMPLOYEES OF REGISTRANT

     As of December 31, 1997, Genzyme (including all consolidated subsidiaries and excluding GTC) had approximately 3,500 employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

RESEARCH AND DEVELOPMENT COSTS

     The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from the information set forth in Part II, Item 8 "Consolidated Financial Statements and Supplementary Schedules" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note L., "Research and Development Agreements" to the Consolidated Financial Statements in the 1997 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K.

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

     The information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K is incorporated by reference from the information set forth in the 1997 Genzyme General Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note P., "Financial Information by Geographic Area and Significant Customers and Suppliers" to the Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

            NAME              AGE                                TITLE
            ----              ---                                -----
Henri A. Termeer............  52        Chairman of the Board, President and Chief Executive
                                        Officer
Russell J. Campanello.......  42        Senior Vice President, Human Resources
Earl M. Collier, Jr.........  51        Executive Vice President, Health Systems and Surgical
                                        Products
David D. Fleming............  49        Group Senior Vice President, Diagnostic Products and
                                        Genetics
John V. Heffernan...........  59        Senior Vice President
David J. McLachlan..........  59        Chief Financial Officer; Executive Vice President,
                                        Finance
Richard A. Moscicki, M.D....  46        Chief Medical Officer; Senior Vice President, Clinical,
                                        Medical and Regulatory Affairs
Alan E. Smith, Ph.D.........  53        Chief Scientific Officer; Senior Vice President,
                                        Research
G. Jan van Heek.............  48        Executive Vice President, Therapeutics and Tissue
                                        Repair
Peter Wirth.................  47        Chief Legal Officer; Executive Vice President, Legal,
                                        Corporate Development and Molecular Oncology

     Each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified or until his earlier resignation or removal.

     Mr. Termeer has served as President and a Director of the Company since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining the Company, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc., AutoImmune Inc., Diacrin, GelTex and GTC and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     Mr. Campenello joined Genzyme in March 1998 as Senior Vice President, Human Resources. Prior to joining Genzyme, from March 1996 to March 1998, Mr. Campanello served as Vice President of Nets Incorporated, an internet-based marketing company, and from June 1987 to February 1996 he served as Vice President, Human Resources of Lotus Development Corp., a computer software company. Mr. Campanello is a director of Restrac, Inc., a provider of cross-industry human resource staffing products and related services.

     Mr. Collier joined Genzyme in January 1997 as Senior Vice President, Health Systems and has served as Executive Vice President, Health Systems and Surgical Products since July 1997. Mr. Collier is responsible for Genzyme's surgical products business unit. Prior to joining Genzyme, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981.

     Mr. Fleming joined the Company in April 1984 and has served as Group Senior Vice President, Diagnostic Products and Services since September 1996. Prior to that date, he had served as President of Genzyme's diagnostics business unit since January 1989 and has been Senior Vice President of the Company since August 1989. For 11 years prior to joining the Company, he worked for Baxter Travenol Laboratories, Inc.

     Mr. Heffernan joined the Company as Vice President, Human Resources in October 1989, served as Senior Vice President, Human Resources from May 1992 until March 1998 and currently serves as a Senior Vice President. Prior to joining the Company, he served for more than five years as Vice President, Human Resources Corporate Staff of GTE Corporation, a diversified communications and electronics company.

     Mr. McLachlan joined the Company in December 1989 and has served as Executive Vice President, Finance, since September 1996. He served as Senior Vice President, Finance, from December 1989 to September 1996 and has served as Chief Financial Officer since 1989. Prior to joining the Company, he served for more than five years as Chief Financial Officer for Adams-Russell Electronics Inc., a defense electronics manufacturer, and Adams-Russell Co., Inc., a cable television company. Mr. McLachlan is a director of HearX, Ltd., a company providing products and services to the hearing impaired.

     Dr. Moscicki joined the Company in March 1992 as Medical Director, became Vice President, Medical Affairs in early 1993 and was named Vice President, Clinical, Medical and Regulatory Affairs in December 1993. In September 1996 he became Senior Vice President, Clinical, Medical and Regulatory Affairs and Chief Medical Officer. Since 1979, he has also been a physician staff member at the MGH and a faculty member at the Harvard Medical School.

     Dr. Smith joined the Company in August 1989 as Senior Vice President, Research and became Chief Scientific Officer in September 1996. Prior to joining the Company, he served as Vice President-Scientific Director of Integrated Genetics, Inc., from November 1984 until its acquisition by the Company in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England and from 1972 to October 1980, he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England. Dr. Smith also serves as a director of GTC.

     Mr. van Heek joined the Company in September 1991 as General Manager of its wholly-owned subsidiary, Genzyme, B.V., and became a Genzyme Vice President and President of Genzyme's therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President, Therapeutics and since July 1997 has served as Executive Vice President, Therapeutics and Tissue Repair, with responsibility for Genzyme's therapeutics business unit, GTR and international operations. Prior to joining the Company, he was, since 1988, Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation. Mr. van Heek also served as President and Treasurer of Neozyme II from March 1992 to January 1996.

     Mr. Wirth joined the Company in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996. Mr. Wirth has responsibility for Genzyme's corporate development activities, GMO and legal. From January 1996 to September 1996, Mr. Wirth served as Senior Vice President and General Counsel of Genzyme. Mr. Wirth was a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP, and is a director of Transkaryotic Therapies, Inc., a gene therapy company.

     Nets, Incorporated, a internet-based marketing company for which Mr. Camparello served as Vice President, filed for Chapter 11 bankruptcy protection in May 1997.

ITEM 2.  PROPERTIES

     Genzyme's operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities principally in the United States, United Kingdom, Netherlands, Switzerland and Germany. All properties are leased except for certain properties in Haverhill and West Malling, England, Coventry, Connecticut, Fall River, Massachusetts, Framingham, Massachusetts, Boston, Massachusetts and Santa Fe, New Mexico. Genzyme's principal properties are, for Genzyme General, its manufacturing facilities for the large scale production of its therapeutic proteins, biomaterials, diagnostic products and its genetic diagnostic facilities and, for GTR, its state-of-the art cell processing facilities for Carticel(TM) AuCC and the Epicel(sm) Service.

     Selling and marketing activities are concentrated at facilities leased by the Company in Cambridge, Massachusetts and the Netherlands. The Company conducts its research and development activities primarily at its laboratory facilities in the United States.

     Leases for the Company's facilities contain typical commercial lease provisions including renewal options, rent escalators and tenant responsibility for operating expenses. The Company believes that it has or is in the process of developing adequate manufacturing capacity to support its requirements for the next several years.

  Genzyme General

     Therapeutics

     In October 1996, the Company received FDA approval to manufacture Cerezyme(R) enzyme at its multi-product manufacturing facility at Allston Landing in Boston, Massachusetts which contains extensive sterile filling capacity. The facility, which is owned by the Company, is built on land held under a 60 year lease.

     Ceredase(R) enzyme is produced under GMP conditions at Genzyme's FDA inspected therapeutic products manufacturing facility located in Cambridge, Massachusetts. Ceredase(R) enzyme is manufactured under GMP conditions in the Company's small-scale manufacturing facility in Framingham, Massachusetts. This facility is also used to make Thyrogen(R) hormone for clinical trial use and, if approved by the FDA, for distribution to patients under a treatment IND.

     A multi-use pharmaceutical facility in Liestal, Switzerland is used to produce peptides.

     Surgical Products

     Genzyme has manufacturing capacity at two UK facilities to produce commercial quantities of HA powder for its family of HA-based products currently under development on behalf of the Partnership. Seprafilm(R) bioresorbable membrane is produced at commercial scale from the HA powder in the Company's manufacturing facility in Framingham, Massachusetts.

     The Company leases certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Germany for use in manufacturing and warehousing its Surgical Products.

     Diagnostics

     Immunobiological products, diagnostic test kits and reagents are produced in manufacturing facilities in San Carlos, California, Cambridge, Massachusetts and Russelsheim, Germany.

     Diagnostic enzymes and other fermentation products are produced in a multi-purpose fermentation facility in Maidstone, England and a protein purification plant in West Malling, England.

     In 1997, the Company completed construction of a new fermentation facility and warehousing facility in West Malling, England.

     The Company's genetic testing business primarily conducts operations in clinical laboratory and administrative facilities which the Company's owns in Framingham, Massachusetts and Santa Fe, New Mexico.

  Genzyme Tissue Repair

     Production for Carticel(TM) AuCC and the Epicel (SM) Service currently occurs primarily in the Company's cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide Carticel(TM) AuCC to approximately 5,000 patients per year. In 1996, the Company established a surgeon training center at its facility in the Netherlands in conjunction with the Carticel(TM) AuCC program.

ITEM 3.  LEGAL PROCEEDINGS

     As of the filing date of this Form 10-K, there are no pending legal proceedings deemed material by the Company to which Genzyme or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders of Genzyme during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company has three series of common stock: GGD Stock, GTR Stock and GMO Stock. The GGD Stock, GTR Stock and GMO Stock are intended to reflect the value and track the performance of Genzyme General, Genzyme Tissue Repair and Genzyme Molecular Oncology, respectively. The GGD Stock and the GTR Stock are traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbols GENZ and GENZL, respectively. The GMO Stock is not yet publicly traded. On June 7, 1996 the Company declared a 2-for-1 stock split of shares of GGD Stock which was paid in the form of a stock dividend on July 25, 1996. All share and per share amounts have been re-stated to reflect this split. As of March 2, 1998, there were 2,671, 4,061 and 165 stockholders of record of GGD Stock, GTR Stock and GMO Stock, respectively.

     The following table sets forth, for the periods indicated, the high and low sale prices for the GGD Stock and the GTR Stock as reported by the Nasdaq National Market.

                                               HIGH      LOW
                                               ----      ---
GGD Stock
  1997:
     First Quarter...........................  $28 7/8   $22 1/8
     Second Quarter..........................   27 7/8    20 3/4
     Third Quarter...........................   33        25
     Fourth Quarter..........................   31 7/8    23 3/8
  1996:
     First Quarter...........................   38 1/2    25 5/8
     Second Quarter..........................   31 1/4    23 1/2
     Third Quarter...........................   26 3/4    21 3/8
     Fourth Quarter..........................   26 1/8    19 3/4
GTR Stock
  1997:
     First Quarter...........................  $14 7/8   $ 7
     Second Quarter..........................   13         8 1/2
     Third Quarter...........................   12 1/2     9
     Fourth Quarter..........................   10 3/4     6 3/8
  1996:
     First Quarter...........................   28 3/4    13 7/8
     Second Quarter..........................   17 1/8    10 7/8
     Third Quarter...........................   11 7/8     6 5/8
     Fourth Quarter..........................   11 1/8     6 1/2

     No cash dividends have been paid to date on any series of common stock and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from (i) the 1997 Genzyme General Annual Report under the headings "Genzyme General -- Selected Financial Data" and "Genzyme Corporation -- Selected Financial Data", (ii) the 1997 GTR Annual Report under the heading "Genzyme Tissue Repair -- Selected Financial Data" and (iii) the 1997 GMO Annual Report under the heading "Genzyme Molecular Oncology -- Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from (i) the 1997 Genzyme General Annual Report under the headings "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations," (ii) the 1997 GTR Annual Report under the heading "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" and (iii) the 1997 GMO Annual Report under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" set forth in Exhibits 13.1, 13.2 and 13.3, respectively, to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

     The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from (i) the Genzyme General Combined Financial Statements and notes thereto and Genzyme Corporation and Subsidiaries Consolidated Financial Statements and notes thereto in the 1997 Genzyme General Annual Report (ii) Genzyme Tissue Repair Combined Financial Statements and notes thereto in the 1997 GTR Annual Report and (iii) the Genzyme Molecular Oncology Combined Financial Statements and notes thereto in the 1997 GMO Annual Report set forth in Exhibits 13.1, 13.2 and 13.3, respectively, to this Annual Report on Form 10-K and are listed under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the period from January 1, 1997 to the filing date of this Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit Genzyme's financial statements has resigned, indicated it has declined to stand for re-election after completion of the current audit or was dismissed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders: "Election of Directors -- Director Compensation," "Executive Compensation" and "Stock Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1.  FINANCIAL STATEMENTS

     The following financial statements (and related notes) of Genzyme General and Genzyme Corporation and subsidiaries are incorporated by reference from the 1997 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K:

                                                              PAGE*
                                                              -----
GENZYME GENERAL
     Combined Balance Sheets -- December 31, 1997 and
      1996..................................................     12
     Combined Statements of Operations -- For the Years
      Ended December 31, 1997, 1996 and 1995................  13-14
     Combined Statements of Cash Flows -- For the Years
      Ended December 31, 1997, 1996 and 1995................  15-16
     Notes to Combined Financial Statements.................  17-29
     Report of Independent Accountants......................     30
GENZYME CORPORATION AND SUBSIDIARIES
     Consolidated Balance Sheets -- December 31, 1997 and
      1996..................................................  45-46
     Consolidated Statements of Operations -- For the Years
      Ended December 31, 1997, 1996 and 1995................  47-48
     Consolidated Statements of Cash Flows -- For the Years
      Ended December 31, 1997, 1996 and 1995................  49-50
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1997, 1996 and 1995..........  51-52
     Notes to Consolidated Financial Statements.............  53-82
     Report of Independent Accountants......................     83

---------------

     * References are to page numbers in the 1997 Genzyme General Annual Report as it appears in Exhibit 13.1 to this Annual Report on Form 10-K.

     The following financial statements (and related notes) of GTR are incorporated by reference from the 1997 GTR Annual Report set forth in Exhibit
13.2 to this Annual Report on Form 10-K:

                                                              PAGE*
                                                              -----
Combined Balance Sheets -- December 31, 1997 and 1996.......      10
Combined Statements of Operations -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................      11
Combined Statements of Cash Flows -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................      12
Notes to Combined Financial Statements......................  13 - 20
Report of Independent Accountants...........................      21

---------------

     * References are to page numbers in the 1997 GTR Annual Report as it appears in Exhibit 13.2 to this Annual Report on Form 10-K.

     The following financial statements (and related notes) of GMO are incorporated by reference from the 1997 GMO Annual Report set forth in Exhibit
13.3 to this Annual Report on Form 10-K:

                                                              PAGE*
                                                              -----
Combined Balance Sheets -- December 31, 1997 and 1996.......       8
Combined Statements of Operations -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................       9
Combined Statements of Cash Flows -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................      10
Notes to Combined Financial Statements......................  11 - 21
Report of Independent Accountants...........................      22

---------

     * References are to page numbers in the 1997 GMO Annual Report as it appears in Exhibit 13.3 to this Annual Report on Form 10-K.

      2.  FINANCIAL STATEMENT SCHEDULES

     The schedules listed below for Genzyme General, Genzyme Corporation and Subsidiaries, and GTR are filed as part of this Annual Report on Form 10-K:

                                                              PAGE*
                                                              -----
GENZYME GENERAL
     Schedule II -- Valuation and Qualifying Accounts.......   31
GENZYME CORPORATION AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts.......   84
GTR
     Schedule II -- Valuation and Qualifying Accounts.......   22

---------

     * References are to page numbers in the 1997 Genzyme General Annual Report and 1997 GTR Annual Report as they appear in Exhibits 13.1 and 13.2, respectively, to this Annual Report on Form 10-K.

     All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme General Combined Financial Statements or notes thereto or the Consolidated Financial Statements or notes thereto in the 1997 Genzyme General Annual Report, (ii) the GTR Combined Financial Statements or notes thereto in the 1997 GTR Annual Report or (iii) the GMO Combined Financial Statements or notes thereto in the 1997 GMO Annual Report.

  3.  EXHIBITS

     The exhibits are listed below under Part IV, Item 14(c) of this Annual Report.

     (B)  REPORTS ON FORM 8-K

          None.

     (C)  EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  *3.1    --   Restated Articles of Organization of Genzyme, as amended.
               Filed as Exhibit 1 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997.
  *3.2    --   By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form
               8-K dated December 31, 1991.
  *4.1    --   Series Designation for Genzyme Molecular Oncology Division
               Common Stock, $.01 par value. Filed as Exhibit 2 to
               Genzyme's Registration Statement on Form 8-A dated June 18,
               1997.
  *4.2    --   Series Designation for Genzyme Series A, Series B and Series
               C Junior Participating Preferred Stock, $.01 par value.
               Filed as Exhibit 3 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997.
  *4.3    --   Amended and Restated Rights Agreement dated as of June 12,
               1997 between Genzyme and American Stock Transfer & Trust
               Company. Filed as Exhibit 5 to Genzyme's Registration
               Statement on Form 8-A dated June 18, 1997.
  *4.4    --   Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form 10-Q for the quarter ended March 31, 1992.
  *4.5    --   Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
               1990 (File No. 0-18439).
  *4.6    --   Genzyme Common Stock Purchase Warrant No. A-1 dated July 31,
               1997 issued to Canadian Medical Discoveries Fund, Inc.
               ("CMDF"). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for
               the quarter ended September 30, 1997.
  *4.7    --   Genzyme Common Stock Purchase Warrant No. A-2 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997.
  *4.8    --   Genzyme Common Stock Purchase Warrant No. A-3 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997.
  *4.9    --   Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and CMDF. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended September 30,
               1997.
  *4.10   --   Genzyme Molecular Oncology Division Convertible Debenture
               dated August 29, 1997, including a schedule with respect
               thereto filed pursuant to Instruction 2 to Item 601 of
               Regulation S-K. Filed as Exhibit 10.6 to Genzyme's Form 10-Q
               for the quarter ended September 30, 1997.
  *4.11   --   Form of Genzyme General Division Convertible Debenture.
               Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
  *4.12   --   Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
  *4.13   --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904).
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993.
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993.
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988.
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993.
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874).
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993.
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993.
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992.
 *10.11   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343).
 *10.12   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.13   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343).
 *10.14   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993.
 *10.15   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343).
 *10.16   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme, GDC II, GDP, each Class A Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration Statement on
               Form S-4 (File No. 33-32343).
 *10.17   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's on Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554).
 *10.18   --   Tax Indemnification Agreement. Filed as Exhibit 10.2 to
               GDP's Form 10-Q for the quarter ended March 31, 1997 (File
               No. 0-18554).
 *10.19   --   Marketing and Distribution Agreement. Filed as Exhibit 10.3
               to GDP's Form 10-Q for the quarter ended March 31, 1997
               (File No. 0-18554).
 *10.20   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
 *10.21   --   1988 Director Stock Option Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33265).
 *10.22   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33249).
 *10.23   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33291).
 *10.24   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251).
 *10.25   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
 *10.26   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed as Exhibit 10.32 to
               Genzyme's Form 10-K for 1993.
 *10.27   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1993.
 *10.28   --   Consulting Agreement dated March 1, 1993 between Genzyme and
               Henry E. Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for
               1992. Consulting Agreement dated February 3, 1994 between
               Genzyme and Henry E. Blair. Filed as Exhibit 10.35 to
               Genzyme's Form 10-K for 1993.
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.30   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872).
 *10.31   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872).
 *10.32   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872).
 *10.33   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872).
 *10.34   --   Convertible Debt and Development Funding Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed as Exhibit
               10.39 to Genzyme's Form 10-K for 1995.
 *10.35   --   Amended and Restated Convertible Debt Agreement dated as of
               September 4, 1997 by and between Genzyme and GTC. Filed as
               Exhibit 10.4 to GTC's Form 10-Q for the quarter ended
               September 30, 1997 (File No. 0-21794).
  10.36   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794).**
  10.37   --   Purchase Agreement dated as of January 1, 1998 by and
               between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
               Form 10-K for 1997 (File No. 0-21794).**
  10.38   --   Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794) and
               incorporated herein by reference.**
 *10.39   --   Common Stock Purchase Agreement between Argus
               Pharmaceuticals, Inc. and Genzyme Corporation dated as of
               September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993.**
 *10.40   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346).
 *10.41   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994.**
 *10.42   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994.
 *10.43   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996.
 *10.44   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872).**
 *10.45   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872).**

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.46   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872).
 *10.47   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
 *10.48   --   Composite copy of Agreement and Plan of Merger dated as of
               January 31, 1997, as amended, between Genzyme and
               PharmaGenics. Filed as Annex I to Genzyme's Registration
               Statement on Form S-4 (File No. 333-26351).
  13.1    --   Portions of the 1997 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith.
  13.2    --   Portions of the 1997 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith.
  13.3    --   Portions of the 1997 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K. Filed herewith.
  21      --   Subsidiaries of the Registrant. Filed herewith.
  23.1    --   Consent of Coopers & Lybrand L.L.P. Filed herewith.
  23.2    --   Consent of Coopers & Lybrand L.L.P. relating to the Annual
               Report of Genzyme Corporation Retirement Savings Plan on
               Form 11-K. To be filed by amendment.
  27      --   Financial Data Schedule for Genzyme Corporation. Filed
               herewith.
  99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions. Filed herewith.

---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted or requested for the deleted portions of Exhibits 10.20, 10.36, 10.37, 10.38, 10.39, 10.41, 10.44 and 10.45.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Exhibits 10.21 through 10.29 above are management contracts or compensatory plans or arrangements in which the executive officers or directors of Genzyme participate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENZYME CORPORATION

Dated: March 31, 1998                       By:   /s/ DAVID J. MCLACHLAN
                                              ----------------------------------
                                                      DAVID J. MCLACHLAN
                                              Executive Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----
        /s/ HENRI A. TERMEER            Director and Principal Executive      March 31, 1998
------------------------------------    Officer
          HENRI A. TERMEER

       /s/ DAVID J. MCLACHLAN           Principal Financial and Accounting    March 31, 1998
------------------------------------    Officer
         DAVID J. MCLACHLAN

 /s/ CONSTANTINE E. ANAGNOSTOPOULOS     Director                              March 31, 1998
------------------------------------
   CONSTANTINE E. ANAGNOSTOPOULOS

     /s/ DOUGLAS A. BERTHIAUME          Director                              March 31, 1998
------------------------------------
       DOUGLAS A. BERTHIAUME

         /s/ HENRY E. BLAIR             Director                              March 31, 1998
------------------------------------
           HENRY E. BLAIR

      /s/ ROBERT J. CARPENTER           Director                              March 31, 1998
------------------------------------
        ROBERT J. CARPENTER

       /s/ CHARLES L. COONEY            Director                              March 31, 1998
------------------------------------
         CHARLES L. COONEY

         /s/ HENRY R. LEWIS             Director                              March 31, 1998
------------------------------------
           HENRY R. LEWIS

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
  *3.1    --   Restated Articles of Organization of Genzyme, as amended.
               Filed as Exhibit 1 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997................................
  *3.2    --   By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form
               8-K dated December 31, 1991.................................
  *4.1    --   Series Designation for Genzyme Molecular Oncology Division
               Common Stock, $.01 par value. Filed as Exhibit 2 to
               Genzyme's Registration Statement on Form 8-A dated June 18,
               1997........................................................
  *4.2    --   Series Designation for Genzyme Series A, Series B and Series
               C Junior Participating Preferred Stock, $.01 par value.
               Filed as Exhibit 3 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997................................
  *4.3    --   Amended and Restated Rights Agreement dated as of June 12,
               1997 between Genzyme and American Stock Transfer & Trust
               Company. Filed as Exhibit 5 to Genzyme's Registration
               Statement on Form 8-A dated June 18, 1997...................
  *4.4    --   Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form 10-Q for the quarter ended March 31,
               1992........................................................
  *4.5    --   Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
               1990 (File No. 0-18439).....................................
  *4.6    --   Genzyme Common Stock Purchase Warrant No. A-1 dated July 31,
               1997 issued to Canadian Medical Discoveries Fund, Inc.
               ("CMDF"). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for
               the quarter ended September 30, 1997........................
  *4.7    --   Genzyme Common Stock Purchase Warrant No. A-2 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997...............
  *4.8    --   Genzyme Common Stock Purchase Warrant No. A-3 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997...............
  *4.9    --   Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and CMDF. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended September 30,
               1997........................................................
  *4.10   --   Genzyme Molecular Oncology Division Convertible Debenture
               dated August 29, 1997, including a schedule with respect
               thereto filed pursuant to Instruction 2 to Item 601 of
               Regulation S-K. Filed as Exhibit 10.6 to Genzyme's Form 10-Q
               for the quarter ended September 30, 1997....................
  *4.11   --   Form of Genzyme General Division Convertible Debenture.
               Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................................
  *4.12   --   Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
  *4.13   --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138).........................
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904)................................................
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993..........................................
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993................................
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988...............
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993................
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874)................................
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993................................
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993...............................................
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993.............
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992...................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.11   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.12   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.13   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343)......
 *10.14   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for
               1993........................................................
 *10.15   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343)...............................................
 *10.16   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme Corporation, GDC II, GDP, each Class A
               Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.17   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's on Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554).............
 *10.18   --   Tax Indemnification Agreement between Genzyme and GDP. Filed as Exhibit 10.2 to GDP's Form 10-Q for the quarter ended
               March 31, 1997 (File No. 0-18554)...........................
 *10.19   --   Marketing and Distribution Agreement between Genzyme and
               Genzyme Ventures II. Filed as Exhibit 10.3 to GDP's Form
               10-Q for the quarter ended March 31, 1997 (File No.
               0-18554)....................................................
 *10.20   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**............
 *10.21   --   1988 Director Stock Option Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33265)..................................................
 *10.22   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33249)..................................................
 *10.23   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33291)..................................................
 *10.24   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251)..................................................
 *10.25   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.............................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.26   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed as Exhibit 10.32 to
               Genzyme's Form 10-K for 1993................................
 *10.27   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1993.......................
 *10.28   --   Consulting Agreement dated March 1, 1993 between Genzyme and
               Henry E. Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for
               1992. Consulting Agreement dated February 3, 1994 between
               Genzyme and Henry E. Blair. Filed as Exhibit 10.35 to
               Genzyme's Form 10-K for 1993................................
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996....
 *10.30   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872)..............................
 *10.31   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872)...................................................
 *10.32   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872)......................
 *10.33   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872).....................................
 *10.34   --   Convertible Debt and Development Funding Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed as Exhibit
               10.39 to Genzyme's Form 10-K for 1995.......................
 *10.35   --   Amended and Restated Convertible Debt Agreement dated as of
               September 4, 1997 by and between Genzyme and GTC. Filed as
               Exhibit 10.4 to GTC's Form 10-Q for the quarter ended
               September 30, 1997 (File No. 0-21794).......................
  10.36   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794)**..................................................
  10.37   --   Purchase Agreement dated as of January 1, 1998 by and
               between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
               Form 10-K for 1997 (File No. 0-21794)**.....................
  10.38   --   Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794) and
               incorporated herein by reference**..........................
 *10.39   --   Common Stock Purchase Agreement between Argus
               Pharmaceuticals, Inc. and Genzyme Corporation dated as of
               September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993**..........................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.40   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346)......
 *10.41   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994**..................................................
 *10.42   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994........................
 *10.43   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996................................
 *10.44   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872)**....
 *10.45   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872)**..................................................
 *10.46   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872)............................
 *10.47   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................
 *10.48   --   Composite copy of Agreement and Plan of Merger dated as of
               January 31, 1997, as amended, between Genzyme and
               PharmaGenics. Filed as Annex I to Genzyme's Registration
               Statement on Form S-4 (File No. 333-26351)..................
  13.1    --   Portions of the 1997 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith........................................
  13.2    --   Portions of the 1997 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith........................................
  13.3    --   Portions of the 1997 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K. Filed herewith...................................
  21      --   Subsidiaries of the Registrant. Filed herewith..............
  23.1    --   Consent of Coopers & Lybrand L.L.P. Filed herewith..........
  23.2    --   Consent of Coopers & Lybrand L.L.P. relating to the Annual
               Report of Genzyme Corporation Retirement Savings Plan on
               Form 11-K. To be filed by amendment.........................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
  27      --   Financial Data Schedule for Genzyme Corporation. Filed
               herewith. ..................................................
  99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions. Filed herewith...........

---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted or requested for the deleted portions of Exhibits 10.20, 10.35, 10.36, 10.37, 10.38, 10.40, 10.43 and 10.44.