Form 10-Q
period 1998-03-31
GENZYME CORP
filed 1998-05-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 1998
                                       --------------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _______________

         Commission file number              0-14680
                               ----------------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

                  Series
                  ------

Genzyme General Division Common Stock
("GGD Stock")                                                    78,456,119

Genzyme Tissue Repair Division Common Stock
("GTR Stock")                                                    20,150,026

Genzyme Molecular Oncology Division Common Stock
("GMO Stock")                                                     3,928,572

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1998

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's future revenues, operations and expenditures. All such forward-looking statements are necessarily only estimates of future results and the actual results may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") regarding the indications for which the Company's products may be approved,
(iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors and (vii) the risks and uncertainties described under the heading "Factors Affecting Future Operating Results" in the sections entitled (a) "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations" in the Genzyme
General Annual Report for the fiscal year ended December 31, 1997 (the "1997 Genzyme General Annual Report"), (b) "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" in the Genzyme Tissue Repair Annual Report for the fiscal year ended December 31, 1997 (the "1997 GTR Annual Report") and (c) "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the Genzyme Molecular Oncology Annual Report for the fiscal year ended December 31, 1997 (the "1997 GMO Annual Report"). The 1997 Genzyme General Annual Report, the 1997 GTR Annual Report and the 1997 GMO Annual
Report were filed as Exhibits 13.1, 13.2 and 13.3, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended on Form 10-K/A (the "1997 Genzyme 10-K/A").

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1998
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                                                     PAGE NO.
                                                                                                                     --------

ITEM 1.  Financial Statements

     GENZYME GENERAL

       Unaudited, Combined Balance Sheets as of March 31, 1998 and December 31, 1997..................................   4
       Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 1998 and 1997................   5
       Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997................   6
       Notes to Unaudited, Combined Financial Statements..............................................................   7

     GENZYME TISSUE REPAIR

       Unaudited, Combined Balance Sheets as of March 31, 1998 and December 31, 1997..................................   9
       Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 1998 and 1997................  10
       Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997................  11
       Notes to Unaudited, Combined Financial Statements..............................................................  12

     GENZYME MOLECULAR ONCOLOGY

       Unaudited, Combined Balance Sheets as of March 31, 1998 and December 31, 1997..................................  13
       Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 1998 and 1997................  14
       Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997................  15
       Notes to Unaudited, Combined Financial Statements..............................................................  16

     GENZYME CORPORATION AND SUBSIDIARIES

       Unaudited, Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............................  17
       Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and 1997...........   18
       Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997............  20
       Notes to Unaudited, Consolidated Financial Statements..........................................................  21

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   25

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................   31

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ...........................................................................   31

Signatures...........................................................................................................   32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GENZYME GENERAL
COMBINED BALANCE SHEETS

                                                                                 MARCH 31,            DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                     1998                    1997
------------------------------------------------------------------------------------------------------------------
                                     ASSETS

Current assets:
 Cash and cash equivalents ...............................................      $   83,465              $   66,276
 Short-term investments ..................................................          37,111                  35,294
 Accounts receivable, net ................................................         120,109                 116,056
 Inventories .............................................................         133,115                 137,708
 Prepaid expenses and other current assets ...............................          21,143                  15,941
 Due from Genzyme Molecular Oncology .....................................           5,173                   5,434
 Due from Genzyme Tissue Repair ..........................................           1,484                   1,213
 Deferred tax assets - current ...........................................          27,959                  27,601
                                                                                ----------              ----------
     Total current assets ................................................         429,559                 405,523

Property, plant and equipment, net .......................................         366,101                 365,337

Long-term investments ....................................................          99,336                  91,627
Notes receivable - related parties .......................................           2,621                   4,601
Intangibles, net .........................................................         246,600                 243,071
Deferred tax assets - noncurrent .........................................          36,029                  35,988
Investments in equity securities .........................................          31,531                  30,047
Other ....................................................................          26,592                  26,862
                                                                                ----------              ----------
     Total assets ........................................................      $1,238,369              $1,203,056
                                                                                ==========              ==========

                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
 Accounts payable ........................................................      $   16,975              $   18,409
 Accrued expenses ........................................................          59,644                  66,865
 Income taxes payable ....................................................          18,647                  11,157
 Deferred revenue - related parties and unaffiliated entities ............             366                     217
 Current portion of long-term debt and capital lease obligations .........           2,099                     887
                                                                                ----------              ----------
     Total current liabilities ...........................................          97,731                  97,535

Noncurrent liabilities:
 Long-term debt and capital lease obligations ............................         117,233                 117,978
 Other ...................................................................           6,694                   6,667
                                                                                ----------              ----------
     Total liabilities ...................................................         221,658                 222,180

Division equity ..........................................................       1,016,711                 980,876
                                                                                ----------              ----------
     Total liabilities and division equity ...............................      $1,238,369              $1,203,056
                                                                                ==========              ==========


   The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      ----------------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               1998                      1997
-----------------------------------------------------------------     ----------------------------------
Revenues:
  Net product sales .............................................     $139,370                  $128,156
  Net service sales .............................................       13,700                    14,756
  Revenues from research and development contracts ..............        1,053                     1,694
                                                                      --------                  --------
      Total revenues ............................................      154,123                   144,606

Operating costs and expenses:
  Cost of products sold .........................................       46,350                    46,512
  Cost of services sold .........................................        8,127                     9,316
  Selling, general and administrative ...........................       45,111                    40,872
  Research and development ......................................       16,163                    17,324
  Amortization of intangibles ...................................        3,199                     3,196
                                                                      --------                  --------
      Total operating costs and expenses ........................      118,950                   117,220
                                                                      --------                  --------

Operating income ................................................       35,173                    27,386

Other income (expenses):
  Equity in net loss of unconsolidated affiliates ...............       (4,296)                      (70)
  Investment income .............................................        2,920                     2,318
  Interest expense ..............................................       (1,990)                   (2,281)
                                                                      --------                  --------
      Total other income (expenses) .............................       (3,366)                      (33)
                                                                      --------                  --------

Income before income taxes ......................................       31,807                    27,353
Provision for income taxes ......................................      (12,510)                  (10,626)
                                                                      --------                  --------
Net income ......................................................       19,297                    16,727
Tax benefit allocated from Genzyme Molecular Oncology ...........        1,235                         -
Tax benefit allocated from Genzyme Tissue Repair ................        4,406                     4,511
                                                                      --------                  --------
Net income ......................................................     $ 24,938                  $ 21,238
                                                                      ========                  ========

Per Genzyme General common share:

 Net income per Genzyme General common share - basic ............     $   0.32                  $   0.28
                                                                      ========                  ========

Weighted average shares outstanding .............................       78,760                    75,648
                                                                      ========                  ========

 Net income per Genzyme General common and common
   equivalent share - diluted ...................................     $   0.31                  $   0.27
                                                                      ========                  ========

Adjusted weighted average shares outstanding ....................       81,200                    78,237
                                                                      ========                  ========





    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                      MARCH 31,
--------------------------------------------------------------------------------------------------------
                                                                                1998                1997
                                                                                ----                ----
OPERATING ACTIVITIES:
  Net income ............................................................    $19,297           $  16,727
  Reconciliation of net income to net cash provided by operating activities:
    Depreciation and amortization .......................................     13,798               9,324
    Non-cash compensation expense .......................................         20                 159
    Accrued interest/amortization on bonds ..............................       (108)                651
    Provision for bad debts and inventory ...............................      1,494               2,045
    Equity in net loss of unconsolidated affiliates, net ................      4,296                  70
    Other ...............................................................        113                 286
    Increase (decrease) in cash from working capital changes:
      Accounts receivable ...............................................     (6,417)             (6,913)
      Inventories .......................................................      4,574              (5,961)
      Prepaid expenses and other current assets .........................     (5,277)             (2,837)
      Accounts payable, accrued expenses, income taxes payable and
       deferred revenue .................................................      5,634               1,983
      Due from Genzyme Tissue Repair ....................................       (271)                112
      Due from Genzyme Molecular Oncology ...............................        261                   -
                                                                             -------           ---------
      Net cash provided by operating activities .........................     37,414              15,646

INVESTING ACTIVITIES:
  Purchases of investments ..............................................    (39,547)            (25,425)
  Sales and maturities of investments ...................................     30,071              44,502
  Acquisitions of property, plant and equipment ..........................   (11,831)             (4,184)
  Sale of equipment .....................................................        584                   -
  Investment in unconsolidated affiliates ...............................     (4,093)                  -
  Acquisitions, net of acquired cash and assumed liabilities ............     (6,190)                  -
  Repayment of loans by related parties..................................      2,019                   -
  Other .................................................................       (444)             (2,189)
                                                                             -------           ---------
      Net cash provided (used) by investing activities ..................    (29,431)             12,704

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ................................     10,356              91,824
  Proceeds from issuance of debt ........................................        666                   -
  Payments of debt and capital lease obligations ........................       (452)           (104,510)
  Net cash allocated to Genzyme Tissue Repair ...........................         76              (1,802)
  Other .................................................................       (381)                  -
                                                                             -------           ---------
      Net cash provided (used) by financing activities ..................     10,265             (14,488)

Effect of exchange rate changes on cash .................................     (1,059)             (2,837)
                                                                             -------           ---------
Increase in cash and cash equivalents ...................................     17,189              11,025
Cash and cash equivalents at beginning of period ........................     66,276              77,220
                                                                             -------           ---------
Cash and cash equivalents at end of period ..............................    $83,465           $  88,245
                                                                             =======           =========


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       These unaudited, combined financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for both Genzyme General Division ("Genzyme General") and Genzyme Corporation and Subsidiaries ("Genzyme" or the "Company") included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

       The financial statements for the three months ended March 31, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to Genzyme General is presented in these Genzyme General unaudited, combined financial statements.
       Accounting policies and financial information relevant to Genzyme, Genzyme General, Genzyme Tissue Repair Division ("GTR") and Genzyme Molecular Oncology Division ("GMO"), collectively, are presented in the unaudited, consolidated financial statements of Genzyme.

3.     NEW ACCOUNTING PRONOUNCEMENTS
       For a discussion of new accounting pronouncements, see Note 2., "New Accounting Pronouncements", to Genzyme Corporation and Subsidiaries' Unaudited, Consolidated Financial Statements (the "Unaudited, Consolidated Financial Statements") which is incorporated herein by reference.

4.     INVENTORIES (IN THOUSANDS)

                                                               March 31, 1998            December 31, 1997
                                                               --------------            -----------------

              Raw materials...................................    $ 53,514                    $ 48,149
              Work-in-process.................................      28,145                      30,264
              Finished products...............................      51,456                      59,295
                                                                  --------                    --------
                                                                  $133,115                    $137,708
                                                                  ========                    ========

5.     REVOLVING CREDIT FACILITY
       The disclosures related to amounts borrowed by Genzyme General under Genzyme's $225.0 million revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility") are included in Note 4., "Revolving Credit Facility", to the Unaudited, Consolidated Financial Statements which is incorporated herein by reference.

6.     PROVISION FOR INCOME TAXES
       The tax provisions for the three months ended March 31, 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, the Foreign Sales Corporation, nondeductible amortization of intangibles, tax credits and Genzyme General's share of the losses of unconsolidated subsidiaries. The effective tax rate was 39.3% for the three months ended March 31, 1998, a slight increase over the 38.8% effective rate for the corresponding period in 1997. For the three months ended March 31, 1998, tax benefits allocated from GTR and GMO of $4.4 million and $1.2 million, respectively, reduced Genzyme General's tax rate to 21.6%. In the three months ended March 31, 1997, tax benefits allocated from GTR reduced Genzyme General's tax rate to 22.4%.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

7.     NET INCOME PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                              ---------------------------
                                                                                 1998                1997
                                                                                 ----                ----
         Genzyme General:
            Net income attributable to GGD Stock-basic
             and diluted ..................................................   $24,938             $21,238
                                                                              =======             =======

            Shares used in net income per common share-basic ..............    78,760              75,648
            Effect of dilutive securities:
               Stock options ..............................................     2,432               2,579
               Warrants ...................................................         8                  10
                                                                              -------             -------
            Dilutive potential common shares ..............................     2,440               2,589
                                                                              -------             -------
            Shares used in net income per common share-diluted ............    81,200              78,237
                                                                              =======             =======

            Net income per common share - basic ...........................   $  0.32             $  0.28
                                                                              =======             =======

            Net income per common share - diluted .........................   $  0.31             $  0.27
                                                                              =======             =======

        Options to purchase 3,859,733 and 4,093,682 shares of GGD Stock as of March 31, 1998 and 1997, respectively, were outstanding during the periods then ended but were not included in the calculation of diluted income per share for such periods because the options' exercise prices were greater than the average market price of GGD Stock during those periods. Warrants to purchase 80,000 shares of GGD Stock exercisable as of March 31, 1998 were not included in the calculation of diluted income per share for such period because the exercise price of the warrants was greater than the average market price of GGD Stock during the period.



8.     COMPREHENSIVE INCOME
       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and
       (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for Genzyme General is the first quarter of 1998. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows (in thousands):

                                                                    Three Months Ended
                                                                          March 31,
                                                                  -----------------------
                                                                     1998            1997

               Net income ....................................    $24,938         $21,238
               Cumulative translation adjustment .............       (698)         (8,871)
               Unrealized gain (loss) on investments .........      1,327            (665)
                                                                  -------         -------
               Comprehensive income ..........................    $25,567         $11,702
                                                                  =======         =======

GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                                       MARCH 31,      DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                             1998              1997
                                                                                             ----              ----
                                     ASSETS

Current assets:
   Cash and cash equivalents......................................................        $10,903           $21,120
   Short-term investments.........................................................         10,808            10,795
   Accounts receivable, net.......................................................          2,285             2,221
   Inventories....................................................................          2,443             1,973
   Prepaid expenses and other current assets......................................          1,179               732
                                                                                          -------           -------
     Total current assets.........................................................         27,618            36,841

Property, plant and equipment, net................................................         18,991            19,524

Other ............................................................................            403               453
                                                                                          -------           -------
     Total assets.................................................................        $47,012           $56,818
                                                                                          =======           =======

                         LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable...............................................................        $ 1,659          $  1,378
   Accrued expenses...............................................................          2,454             2,816
   Due to Genzyme General.........................................................          1,484             1,213
                                                                                          -------           -------
     Total current liabilities....................................................          5,597             5,407

Long-term debt....................................................................         18,000            18,000
Convertible debenture, net........................................................         13,211            12,681
Other.............................................................................            490               527
                                                                                          -------           -------
     Total liabilities............................................................         37,298            36,615

Division equity...................................................................          9,714            20,203
                                                                                          -------           -------
     Total liabilities and division equity........................................        $47,012           $56,818
                                                                                          =======           =======






    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS


(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------
                                                                                1998                1997
                                                                                ----                ----
Revenues:
   Net service sales ..................................................     $  3,611            $  1,987

Operating costs and expenses:
   Cost of services sold ..............................................        3,234               2,856
   Selling, general and administrative ................................        6,313               6,454
   Research and development ...........................................        3,086               2,768
                                                                            --------            --------
     Total operating costs and expenses ...............................       12,633              12,078
                                                                            --------            --------

Operating loss ........................................................       (9,022)            (10,091)

Other income (expenses):
   Equity in loss of joint venture ....................................       (1,931)             (1,589)
   Interest income ....................................................          447                 186
   Interest expense ...................................................         (814)               (377)
                                                                            --------            --------
     Total other income (expenses) ....................................       (2,298)             (1,780)
                                                                            --------            --------

Net loss ..............................................................     $(11,320)           $(11,871)
                                                                            ========            ========

Basic and diluted net loss per Genzyme Tissue Repair Common Share:
   Net loss............................................................     $  (0.57)           $  (0.90)
                                                                            ========            ========

Weighted average shares outstanding ...................................       20,002              13,178
                                                                            ========            ========




     The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS


(UNAUDITED, AMOUNTS IN THOUSANDS)                                                      THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                         1998                  1997
                                                                                         ----                  ----
OPERATING ACTIVITIES:
   Net loss ....................................................................     $(11,320)             $(11,871)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization .............................................          569                   572
     Non-cash compensation expense .............................................           59                    38
     Provision for bad debt.....................................................          182                    42
     Accretion of debt conversion feature ......................................          321                   102
     Equity in loss of joint venture ...........................................        1,931                 1,589
     Increase (decrease) in cash from working capital:
       Accounts receivable .....................................................         (249)                   (2)
       Inventories .............................................................         (470)                   42
       Prepaid expenses and other current assets ...............................         (447)                  105
       Accounts payable and accrued expenses ...................................           81                   297
       Due to Genzyme General ..................................................          271                  (112)
                                                                                     --------              --------

         Net cash used by operating activities .................................       (9,072)               (9,198)

INVESTING ACTIVITIES:
   Sales and maturities of investments .........................................            -                   318
   Investment in joint venture .................................................       (1,888)               (1,843)
   Acquisitions of property, plant and equipment ...............................          (33)                 (133)
   Sales of property, plant and equipment ......................................           35                   202
   Other .......................................................................            6                  (613)
                                                                                     --------              --------

         Net cash used by investing activities .................................       (1,880)               (2,069)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net .................................          848                   118
   Proceeds from issuance of convertible debentures ............................            -                13,000
   Cash allocated (to) from Genzyme General ....................................          (76)                1,802
   Other .......................................................................          (37)                    -
                                                                                     --------              --------

         Net cash provided by financing activities .............................          735                14,920
                                                                                     --------              --------

Increase (decrease) in cash and cash equivalents ...............................      (10,217)                3,653
Cash and cash equivalents at beginning of period ...............................       21,120                15,912
                                                                                     --------              --------
Cash and cash equivalents at end of period .....................................     $ 10,903              $ 19,565
                                                                                     ========              ========






    The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       These unaudited, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and the financial statements and footnotes for both GTR and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

       The financial statements for the three months ended March 31, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GTR is presented in these GTR unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.

3.     NEW ACCOUNTING PRONOUNCEMENTS
       For a discussion of new accounting pronouncements, see Note 2., "New Accounting Pronouncements", to the Unaudited, Consolidated Financial Statements which is incorporated herein by reference.

4.     INVENTORIES
       (In thousands)

                                                                      March 31, 1998         December 31, 1997
                                                                      --------------         -----------------
       Raw materials...............................................       $  445                   $  243
       Work-in-process.............................................        1,998                    1,730
                                                                          ------                   ------
                                                                          $2,443                   $1,973
                                                                          ======                   ======

5.     REVOLVING CREDIT FACILITY
       The disclosures related to amounts borrowed by GTR under Genzyme's Revolving Credit Facility are included in Note 4., "Revolving Credit Facility", to the Unaudited, Consolidated Financial Statements which is incorporated herein by reference.

6.     NET INCOME (LOSS) PER SHARE
       Note 6., "Net Income (Loss) per Share", to the Unaudited, Consolidated Financial Statements is incorporated herein by reference.


7.     COMPREHENSIVE INCOME
       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for GTR is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive loss for GTR for the three months ended March 31, 1998 and 1997 is the same as GTR's net loss.

GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS

                                                                                    MARCH 31,            DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                     1998                    1997
---------------------------------------------------------------------------------------------------------------------
                                            ASSETS

Current assets:
   Cash and cash equivalents ............................................             $ 6,851                 $15,010
   Short-term investments ...............................................               6,708                   5,170
   Other ................................................................                 504                     688
                                                                                      -------                 -------
       Total current assets .............................................              14,063                  20,868

Equipment, net ..........................................................                 444                     487

Long-term investments ...................................................                   -                   1,049
Intangibles, net ........................................................              27,169                  30,688
Investment in joint venture .............................................                 294                     574
Other ...................................................................                 188                     135
                                                                                      -------                 -------
       Total assets .....................................................             $42,158                 $53,801
                                                                                      =======                 =======

                            LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accrued expenses .....................................................             $ 2,086                 $ 2,015
   Due to Genzyme General ...............................................               5,173                   5,434
   Deferred revenue .....................................................               1,353                   1,583
   Other ................................................................                  18                      18
                                                                                      -------                 -------
       Total current liabilities ........................................               8,630                   9,050

Noncurrent liabilities:
   Long-term debt .......................................................                   -                   5,000
   Convertible debentures, net ..........................................              18,074                  17,024
   Note payable to Genzyme General ......................................               2,621                   2,582
   Deferred tax liability ...............................................               5,847                   6,509
   Other ................................................................                  27                     170
                                                                                      -------                 -------
       Total liabilities ................................................              35,199                  40,335

Division equity .........................................................               6,959                  13,466
                                                                                      -------                 -------
       Total liabilities and division equity ............................             $42,158                 $53,801
                                                                                      =======                 =======







    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ---------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            1998                1997
-----------------------------------------------------------------------------------------------------------------
Revenues:
   Service sales .................................................................    $   933              $    -
   Revenues from research and development contracts ..............................      1,350                   -
   Revenues from research and development contracts - related party ..............        534                   -
                                                                                      -------              ------
       Total revenues ............................................................      2,817                   -

Operating costs and expenses:
   Cost of services sold .........................................................        469                   -
   Cost of research and development revenue ......................................        267                   -
   Cost of research and development revenue - related party ......................        485                   -
   Selling, general and administrative ...........................................      1,152                 109
   Research and development ......................................................      3,295                 518
   Amortization of intangibles ...................................................      3,025                   -
                                                                                      -------              ------
       Total operating costs and expenses ........................................      8,693                 627
                                                                                      -------              ------

Operating loss ...................................................................     (5,876)               (627)

Other income (expenses):
   Equity in loss of joint venture ...............................................       (444)                  -
   Interest income ...............................................................        280                   -
   Interest expense ..............................................................     (1,162)                  -
                                                                                      -------              ------
       Total other income (expenses) .............................................     (1,326)                  -
                                                                                      -------              ------

Loss before income taxes .........................................................     (7,202)               (627)

Tax benefit ......................................................................        662                   -
                                                                                      -------              ------

Net loss .........................................................................    $(6,540)             $ (627)
                                                                                      =======              ======
Basic and diluted net loss per Genzyme Molecular Oncology common share:
   Net loss.......................................................................    $ (1.66)
                                                                                      =======
Weighted average shares outstanding...............................................      3,929
                                                                                      =======

Pro forma basic and diluted net loss per Genzyme Molecular Oncology common share:
   Pro forma net loss ............................................................                         $(0.16)
                                                                                                           ======

Pro forma shares outstanding .....................................................                          3,929
                                                                                                           ======




    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                             MARCH 31,
--------------------------------------------------------------------------------------------------------------
                                                                                      1998                1997
                                                                                      ----                ----

OPERATING ACTIVITIES:
   Net loss .................................................................      $(6,540)              $(627)

   Reconciliation of net loss to net cash used
      by operating activities:
         Depreciation and amortization ......................................        3,607                   -
         Deferred income tax benefit ........................................         (662)                  -
         Accretion of debt conversion feature ...............................          706                   -
         Equity in loss of joint venture ....................................          444                   -
         Accrued interest/amortization of marketable securities .............          (94)                  -
         Non-cash compensation expense ......................................           28                   -
         Increase (decrease) in cash from working capital changes:
           Other current assets .............................................          184                   -
           Accrued expenses and deferred revenue ............................           16                   -
           Due to Genzyme General ...........................................         (261)                  -
                                                                                   -------               -----
           Net cash used by operating activities ............................       (2,572)               (627)

INVESTING ACTIVITIES:
   Purchases of investments .................................................       (1,439)                  -
   Maturities of investments ................................................        1,049                   -
   Acquisitions of equipment ................................................           (1)                  -
   Other ....................................................................          (53)                  -
                                                                                   -------               -----
           Net cash used in investing activities ............................         (444)                  -

FINANCING ACTIVITIES:
   Repayment of debt ........................................................       (5,000)                  -
   Parent company investment, Genzyme General ...............................            -                 627
   Other ....................................................................         (143)                  -
                                                                                   -------               -----
           Net cash provided (used) by financing activities .................       (5,143)                627
                                                                                   -------               -----

Decrease in cash and cash equivalents .......................................       (8,159)                  -
Cash and cash equivalents at beginning of period ............................       15,010                   -
                                                                                   -------               -----
Cash and cash equivalents at end of period ..................................      $ 6,851               $   -
                                                                                   =======               =====




    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     These unaudited, combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and the financial statements and footnotes for both GMO and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

     The financial statements for the three months ended March 31, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   FINANCIAL INFORMATION
     Financial information specific to GMO is presented in these GMO unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.


3.   NEW ACCOUNTING PRONOUNCEMENTS
     For a discussion of new accounting pronouncements see Note 2., "New Accounting Pronouncements", to the Unaudited, Consolidated
     Financial Statements which is incorporated herein by reference.

4.   REVOLVING CREDIT FACILITY
     In March 1998, GMO repaid the full $5.0 million allocated to it under the Revolving Credit Facility. See Note 4., "Revolving Credit Facility", to the Unaudited, Consolidated Financial Statements which is incorporated herein by reference.

5.   NET LOSS PER SHARE
     Note 6., "Net Income (Loss) Per Share", to the Unaudited, Consolidated Financial Statements is incorporated herein by reference.

6.   COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for GMO is the first quarter of 1998. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Comprehensive loss for the three months ended March
     31, 1998 and 1997 is as follows (in thousands):


                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                              1998         1997
                                                              ----         ----
     Net loss ...........................................   $(6,540)      $(627)
     Unrealized gain on investments .....................         5           -
                                                            -------       -----
     Comprehensive loss .................................   $(6,535)      $(627)
                                                            =======       =====


7.   SUBSEQUENT EVENT
     In April 1998, GMO filed with the Securities and Exchange Commission a registration statement (which has not yet become effective) on Form S-3 covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option).

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                                       MARCH 31,            DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                             1998                    1997
                                                                                             ----                    ----
                                  ASSETS

Current assets:
   Cash and cash equivalents .....................................................     $  101,219              $  102,406
   Short-term investments ........................................................         54,627                  51,259
   Accounts receivable, net.......................................................        122,394                 118,277
   Inventories ...................................................................        135,558                 139,681
   Prepaid expenses and other current assets .....................................         22,826                  17,361
   Deferred tax assets - current .................................................         27,959                  27,601
                                                                                       ----------              ----------
     Total current assets ........................................................        464,583                 456,585

Property, plant and equipment, net ...............................................        385,536                 385,348

Long-term investments ............................................................         99,336                  92,676
Note receivable-related party ....................................................              -                   2,019
Intangibles, net .................................................................        271,537                 271,275
Deferred tax assets - noncurrent, net ............................................         30,182                  29,479
Investments in equity securities .................................................         31,531                  30,047
Other ............................................................................         27,477                  28,024
                                                                                       ----------              ----------
     Total assets ................................................................     $1,310,182              $1,295,453
                                                                                       ==========              ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................     $   18,634              $   19,787
   Accrued expenses ..............................................................         64,184                  71,696
   Income taxes payable ..........................................................         18,204                  11,168
   Deferred revenue ..............................................................          1,719                   1,800
   Current portion of long-term debt and capital lease obligations ...............          2,117                     905
                                                                                       ----------              ----------
     Total current liabilities ...................................................        104,858                 105,356

   Long-term debt and capital lease obligations ..................................        135,233                 140,978
   Convertible debentures, net ...................................................         31,285                  29,705
   Other .........................................................................          7,211                   7,364
                                                                                       ----------              ----------
     Total liabilities ...........................................................        278,587                 283,403


Stockholders' equity:
   Genzyme General Division Common Stock, $.01 par value .........................            784                     777
   Genzyme Tissue Repair Division Common Stock, $.01 par value ...................            201                     199
   Genzyme Molecular Oncology Division Common Stock, $.01 par value ..............             39                      39
   Treasury Stock - at cost ......................................................           (901)                   (901)
   Additional paid-in capital - Genzyme General ..................................        905,601                 895,340
   Additional paid-in capital - Genzyme Tissue Repair ............................        171,259                 170,430
   Additional paid-in capital - Genzyme Molecular Oncology .......................         34,545                  34,517
   Accumulated deficit ...........................................................        (68,562)                (76,346)
   Foreign currency translation adjustments ......................................        (13,147)                (12,449)
   Unrealized net gains on investments ...........................................          1,776                     444
                                                                                       ----------              ----------
     Total stockholders' equity ..................................................      1,031,595               1,012,050
                                                                                       ----------              ----------
     Total liabilities and stockholders' equity ..................................     $1,310,182              $1,295,453
                                                                                       ==========              ==========


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ----------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 1998               1997
-----------------------------------------------------------------------------------------------------
Revenues:
    Net product sales ..............................................      $139,370           $128,156
    Net service sales ..............................................        18,244             16,743
    Revenues from research and development contracts ...............         2,937              1,694
                                                                          --------           --------
       Total revenues ..............................................       160,551            146,593

Operating costs and expenses:
    Cost of products sold ..........................................        46,350             46,512
    Cost of services sold ..........................................        11,830             12,172
    Selling, general and administrative ............................        52,576             47,326
    Research and development .......................................        23,296             20,092
    Amortization of intangibles ....................................         5,972              3,196
                                                                          --------           --------
       Total operating costs and expenses ..........................       140,024            129,298
                                                                          --------           --------

Operating income  ..................................................        20,527             17,295

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ................        (6,671)            (1,659)
    Investment income ..............................................         3,647              2,504
    Interest expense ...............................................        (3,966)            (2,658)
                                                                          --------           --------
       Total other income (expenses) ...............................        (6,990)            (1,813)
                                                                          --------           --------

Income before income taxes .........................................        13,537             15,482
Provision for income taxes .........................................        (5,753)            (6,115)
                                                                          --------           --------
Net income .........................................................      $  7,784           $  9,367
                                                                          ========           ========




  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       -----------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1998                 1997
--------------------------------------------------------------------------------------------------------------------
Attributable to Genzyme General:
   Net income ..................................................................       $ 19,297               16,727
   Tax benefit allocated from Genzyme Molecular Oncology .......................          1,235                    -
   Tax benefit allocated from Genzyme Tissue Repair ............................          4,406                4,511
                                                                                       --------             --------
   Net income attributable to GGD Stock ........................................       $ 24,938             $ 21,238
                                                                                       ========             ========

   Per Genzyme General common share - basic:
     Net income ................................................................       $   0.32             $   0.28
                                                                                       ========             ========

   Weighted average shares outstanding .........................................         78,760               75,648
                                                                                       ========             ========

   Per Genzyme General common and common equivalent share - diluted:
     Net income ................................................................       $   0.31             $   0.27
                                                                                       ========             ========

   Adjusted weighted average shares outstanding ................................         81,200               78,237
                                                                                       ========             ========

Attributable to Genzyme Tissue Repair:
   Net loss attributable to GTR Stock ..........................................       $(11,320)            $(11,871)
                                                                                       ========             ========

   Basic and diluted net loss per Genzyme Tissue Repair common share:
     Net loss ..................................................................       $  (0.57)            $  (0.90)
                                                                                       ========             ========

   Weighted average shares outstanding .........................................         20,002               13,178
                                                                                       ========             ========

Attributable to Genzyme Molecular Oncology:
   Net loss attributable to GMO Stock ..........................................       $ (6,540)            $   (627)
                                                                                       ========             ========

   Basic and diluted net loss per Genzyme Molecular Oncology common share:
     Net loss ..................................................................       $  (1.66)
                                                                                       ========
   Weighted average shares outstanding .........................................          3,929
                                                                                       ========

   Pro forma basic and diluted net loss per Genzyme Molecular Oncology common share:
     Pro forma net loss .........................................................                            $  (0.16)
                                                                                                             ========

   Pro forma weighted average shares outstanding ................................                               3,929
                                                                                                             ========







  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                         FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                  1998               1997
                                                                                       ----               ----

    Net income ..................................................................    $   7,784        $   9,367
    Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization ............................................       17,722            9,896
       Non-cash compensation expense ............................................          107              197
       Accrued interest/amortization on bonds ...................................         (202)             651
       Provision for bad debts and inventory ....................................        1,676            2,087
       Deferred income tax benefit ..............................................         (662)               -
       Equity in net loss of unconsolidated affiliates ..........................        6,671            1,659
       Accretion of debt conversion feature .....................................        1,027              102
       Other ....................................................................          113              286
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ...................................................       (6,666)          (6,915)
          Inventories ...........................................................        4,104           (5,919)
          Prepaid expenses and other current assets .............................       (5,540)          (2,732)
          Accounts payable, accrued expenses, income taxes payable
            and deferred revenue ................................................         (364)          (2,231)
                                                                                     ---------        ---------
          Net cash provided by operating activities .............................       25,770            6,448

INVESTING ACTIVITIES:
    Purchases of investments ....................................................      (40,986)         (25,425)
    Sales and maturities of investments .........................................       31,120           44,820
    Acquisitions of property, plant and equipment ...............................      (11,865)          (4,317)
    Sales of property, plant, and equipment .....................................          619              202
    Acquisitions, net of acquired cash and assumed liabilities ..................       (6,190)               -
    Investment in joint venture .................................................       (5,981)          (1,843)
    Repayment of loans by affiliates ............................................        2,019                -
    Other .......................................................................         (491)          (2,802)
                                                                                     ---------        ---------
          Net cash (used in) provided by investing activities ...................      (31,755)          10,635

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ......................................       11,204           91,942
    Proceeds from issuance of debt ..............................................          666           13,000
    Payments of debt and capital lease obligations ..............................       (5,452)        (104,510)
    Other .......................................................................         (561)               -
                                                                                     ---------        ---------
          Net cash provided by financing activities .............................        5,857              432

Effect of exchange rate changes on cash .........................................       (1,059)          (2,837)
                                                                                     ---------        ---------
Increase (decrease) in cash and cash equivalents ................................       (1,187)          14,678
Cash and cash equivalents at beginning of period ................................      102,406           93,132
                                                                                     ---------        ---------
Cash and cash equivalents at end of period ......................................    $ 101,219        $ 107,810
                                                                                     =========        =========


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       These unaudited, consolidated financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

       The financial statements for the three months ended March 31, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     NEW ACCOUNTING PRONOUNCEMENTS
       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 is effective for fiscal years beginning after December 15, 1997. Genzyme has not assessed the impact of SFAS 132 on its financial statement disclosures.

       In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. Genzyme has not assessed the impact of SOP 98-1 on its financial statement disclosures.

       In April 1998, the Accounting Standards Executive Committee of the
       AICPA issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. Genzyme has not assessed the impact of SOP 98-5 on its financial statement disclosures.

3.     INVENTORIES (IN THOUSANDS)

                                                                    March 31, 1998        December 31, 1997
                                                                    --------------        -----------------

              Raw materials...................................         $ 53,959                $ 48,392
              Work-in-process.................................           30,143                  31,994
              Finished products...............................           51,456                  59,295
                                                                       --------                --------
                         Total................................         $135,558                $139,681
                                                                       ========                ========


4.     REVOLVING CREDIT FACILITY
       Genzyme has a Revolving Credit Facility with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to either Genzyme General, GTR or GMO. In March 1998, GMO repaid the full $5.0 million of borrowings allocated to it under the Revolving Credit Facility. As of March 31, 1998, the Company had $113.0 million of debt outstanding under the Revolving Credit Facility, $95.0 million of which was allocated to Genzyme General and $18.0 million of which was allocated to GTR.

5.     PROVISION FOR INCOME TAXES
       The tax provisions for the three months ended March 31, 1998 and 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, the Foreign Sales Corporation, nondeductible amortization of intangibles, tax credits and Genzyme's share of the losses of unconsolidated subsidiaries. The effective tax rate increased to 42.5% for the three months ended March 31, 1998, from 39.5% for the corresponding period in 1997 due to higher nondeductible intangible amortization and losses from unconsolidated subsidiaries.

                      GENZYME CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

6.     NET INCOME (LOSS) PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                               Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                              1998                 1997
                                                                              ----                 ----
         Genzyme General:
           Net income attributable to GGD Stock-basic
            and diluted .............................................      $24,938              $21,238
                                                                           =======              =======

           Shares used in net income per common share-basic .........       78,760               75,648
           Effect of dilutive securities:
              Employee and director stock options ...................        2,432                2,579
              Warrants ..............................................            8                   10
                                                                           -------              -------
           Dilutive potential common shares .........................        2,440                2,589
                                                                           -------              -------
           Shares used in net income per common share-diluted .......       81,200               78,237
                                                                           =======              =======

           Net income per common share - basic ......................      $  0.32              $  0.28
                                                                           =======              =======

           Net income per common share - diluted ....................      $  0.31              $  0.27
                                                                           =======              =======


            Options to purchase 3,859,733 and 4,093,682 shares of GGD Stock as of March 31, 1998 and 1997, respectively, were outstanding during the periods then ended but were not included in the calculation of Genzyme General's diluted income per share for such periods because the options' exercise prices were greater than the average market price of GGD Stock during those periods. Warrants to purchase 80,000 shares of GGD Stock exercisable as of March 31, 1998 were not included in the calculation of diluted income per share for such period because the exercise price of the warrants was greater than the average market price of GGD Stock during the period.


     Genzyme Tissue Repair:

            Basic net loss per Genzyme Tissue Repair common share is the same as diluted net loss per Genzyme Tissue Repair common share for the three months ended March 31, 1998 and 1997, respectively. Certain securities were not included in the computation of GTR's diluted earnings per share for the three months ended March 31, 1998 and 1997, respectively because they would have an anti-dilutive effect due to GTR's net loss for each such period. These securities include: (i) options to purchase 2,711,188 and 2,495,038 shares, respectively, of GTR Stock with a price range in both periods of $3.19 - $25.75 per share; (ii) 833,774 and 1,958,300 shares, respectively, of GTR Stock which are not outstanding but are issuable from time to time for the benefit of Genzyme General or its stockholders ("GTR Designated Shares"); and (iii) 2,577,245 shares of GTR Stock reserved for issuance upon conversion of a 5% convertible note due February 27, 2000 (the "GTR Note").

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

6.     NET INCOME (LOSS) PER SHARE (CONTINUED)

       Genzyme Molecular Oncology:

       Historical loss per share information is presented for GMO for the three months ended March 31, 1998 but is omitted for the three months ended March 31, 1997 as there were no shares of GMO Stock outstanding prior to June 18, 1997. Pro forma net loss per share is disclosed for GMO for the three months ended March 31, 1997. The pro forma shares outstanding represent the shares issued to effect the merger of PharmaGenics, Inc. ("PharmaGenics") with and into Genzyme in June 1997.

       Basic net loss per Genzyme Molecular Oncology common share is the same as diluted net loss per Genzyme Molecular Oncology common share for the three months ended March 31, 1998. Pro forma basic net loss per Genzyme Molecular Oncology common share is the same as pro forma diluted net loss per share for the three months ended March 31, 1997. Certain securities were not included in the computation of GMO's diluted and pro forma diluted earnings per share for the three months ended March 31, 1998 and 1997, respectively, because they would have an anti-dilutive effect due to GMO's net loss for each such period. These securities include: (i) options to purchase 870,305 shares of GMO Stock at $7.00 per share; (ii) warrants to purchase 9,563 shares of GMO Stock at $8.04 per share; (iii) 3,475,915 shares of GMO Stock reserved for issuance upon conversion of a 6% convertible note due August 29, 2002 (the "GMO Debentures"); and (iv) 6,000,000 shares of GMO Stock which are not outstanding but are issuable for the benefit of Genzyme General or its stockholders ("GMO Designated Shares").

7.     COMPREHENSIVE INCOME
       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for Genzyme is the first quarter of 1998. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Comprehensive loss for GTR for the three months ended March 31, 1998 and 1997 is the same as GTR's net loss. Comprehensive income (loss) for Genzyme, Genzyme General and GMO for the three months ended March 31, 1998 and 1997 is as follows (in thousands):

                                                                          Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                         1998                1997
                                                                         ----                ----
            Genzyme (consolidated):
               Net income..........................................   $ 7,784             $ 9,367
               Cumulative translation adjustment ..................      (698)             (8,871)
               Unrealized gain (loss) on investments ..............     1,332                (665)
                                                                      -------             -------
               Comprehensive income (loss) ........................   $ 8,418             $  (169)
                                                                      =======             =======


            Genzyme General:
               Net income .........................................   $24,938             $21,238
               Cumulative translation adjustment ..................      (698)             (8,871)
               Unrealized gain (loss) on investments ..............     1,327                (665)
                                                                      -------             -------
               Comprehensive income ...............................   $25,567             $11,702
                                                                      =======             =======

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

7.     COMPREHENSIVE INCOME (CONTINUED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                  1998              1997
                                                                --------          --------
            Genzyme Molecular Oncology:
               Net loss .....................................   $ (6,540)         $   (627)
               Unrealized gain on investments ...............          5                 -
                                                                --------          --------
               Comprehensive loss ...........................   $ (6,535)         $   (627)
                                                                ========          ========




8.     SUBSEQUENT EVENT

       GENZYME MOLECULAR ONCOLOGY
       In April 1998, GMO filed with the Securities and Exchange Commission a registration statement (which has not yet become effective) on Form S-3, covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The following discussion is a summary of the key factors management considers relevant to an assessment of the Company's results of operations, liquidity and capital resources.

GENZYME CORPORATION AND SUBSIDIARIES

Since the operating results of Genzyme and its subsidiaries reflect the combined operations of Genzyme General, GTR and GMO, this discussion summarizes the key factors management considers relevant to an assessment of Genzyme's consolidated results of operations. Detailed discussion and analysis of each division's results of operations are provided below under separate headings.

RESULTS OF OPERATIONS

   GENZYME CORPORATION AND SUBSIDIARIES

     REVENUES
     Total revenues for the three months ended March 31, 1998 increased 10% to $160.6 million from $146.6 million in the three months ended March 31, 1997. Product and service revenues increased 9% to $157.6 million for the three months ended March 31, 1998 as compared to $144.9 million for the corresponding period of 1997.

     Product revenues consist of sales by Genzyme General. Product revenues for the three months ended March 31, 1998 increased 9% to $139.4 million from $128.2 million in the comparable period of 1997 due primarily to increased sales of Cerezyme[R] enzyme. Service revenues consist primarily of genetic testing services by Genzyme General, sales of GTR's Carticel[TM] autologous cultured chondrocytes ("Carticel[TM] AuCC") and Epicel[SM] services as well as sales of GMO's SAGE[TM] differential gene expression technology ("SAGE[TM]") services. For the three months ended March 31, 1998, service revenues increased 9% to $18.2 million from $16.7 million in the three months ended March 31, 1997 due primarily to a 120% increase in GTR's sales of Carticel[TM] AuCC and the addition of sales of GMO's SAGE[TM] services, offset in part by a 7% reduction in genetic testing service revenue. GMO added $0.9 million of service revenue in the three months ended March 31, 1998 for which there were no comparable amounts in the three months ended March 31, 1997.

     International sales as a percentage of total product and service sales for the three months ended March 31, 1998 increased to 41% from 37% for the three months ended March 31, 1997 due primarily to a 32% increase in combined international sales of Cerezyme[R] enzyme and Ceredase[R] enzyme and increased European sales of Carticel[TM] AuCC.

     Revenues from research and development contracts are attributable to Genzyme General and GMO and increased 73% to $2.9 million for the three months ended March 31, 1998 from $1.7 million in the corresponding period of 1997. The increase was due primarily to $1.9 million of revenues from GMO in the three months ended March 31, 1998, for which there were no comparable amounts in the same period in 1997, offset in part by a decrease in Genzyme General's research and development revenues.

     MARGINS AND OPERATING EXPENSES
     Gross margins for the three months ended March 31, 1998 were 63%, compared to 60% for the three months ended March 31, 1997. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three months ended March 31, 1998 were 67% compared to 64% for the three months ended March 31, 1997. The increase in product margins in 1998 is primarily due to increased sales volume of Cerezyme[R] enzyme. Service margins for the three months ended March 31, 1998 were 35% compared to 27% for the three months ended March 31, 1997. The increase in service margins resulted primarily from the continued consolidation of facilities and services in genetic testing.

     Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three months ended March 31, 1998 were $58.5 million compared to $50.5 million for the three months ended March 31, 1997, an increase of 16%. The increase was due primarily to increased staffing in support of the growth in several product lines, and GMO's amortization of intangibles of $3.0 million for which there was no comparable amount in the same period of last year.

     Research and development expenses for the three months ended March 31, 1998 were $23.3 million compared to $20.1 million for the three months ended March 31, 1997, an increase of 16%, due primarily to increased spending on GMO's SAGE[TM] services, gene therapy and drug discovery programs, partially offset by a decrease in Genzyme General's research and development spending.

     OTHER INCOME AND EXPENSES
     Other income and expenses for the three months ended March 31, 1998 was a net expense of $7.0 million compared to a net expense of $1.8 million in the three months ended March 31, 1997. The increase is primarily due to increased losses from unconsolidated affiliates. Equity in net loss of Genzyme's unconsolidated affiliates increased from $1.7 million for the three months ended March 31, 1997 to $6.7 million for the three months ended March 31, 1998. The change is primarily due to (i) increased losses from Genzyme's 42% owned affiliate, Genzyme Transgenics Corporation ("GTC"), (ii) losses resulting from Genzyme's joint venture with GelTex Pharmaceuticals, Inc. ("GelTex") for the development and commercialization of RenaGel[TM] non-absorbed phosphate binder, and (iii) losses resulting from Genzyme's joint venture with GTC for the development and commercialization of transgenic recombriant human antithrombin III ("ATIII"). The joint ventures with GelTex and GTC were established after the quarter ended March 31, 1997.

     The tax provisions for the three months ended March 31, 1998 and 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, nondeductible amortization of intangibles, Genzyme's share of the losses of unconsolidated affiliates, the Foreign Sales Corporation and tax credits. The effective tax rate was 42.5% for the three months ended March 31, 1998, compared to 39.5% in the corresponding period of last year. The increase in the tax rate was due to higher nondeductible intangible amortization and losses from unconsolidated subsidiaries.

   GENZYME GENERAL

     REVENUES
     Total revenues for the three months ended March 31, 1998 increased 7% to $154.1 million from $144.6 million in the three months ended March 31, 1997. Product and service revenues increased 7% to $153.1 million for the three months ended March 31, 1998 as compared to $142.9 million for the corresponding period of 1997.

     Product revenues for the three months ended March 31, 1998 increased 9% to $139.4 million from $128.2 million in the comparable period of 1997. Sales of Therapeutic products consisted primarily of sales of Cerezyme[R] enzyme and Ceredase[R] enzyme and totaled $95.6 million for the three months ended March 31, 1998 as compared to $78.6 million in the corresponding period of last year, an increase of 22%. The increase was due to strong international sales and the market launch of Cerezyme[R] enzyme in Japan. Genzyme General's results of operations are highly dependent on sales of Cerezyme[R] enzyme and Ceredase[R] enzyme, which together represented 67% of combined product sales for the three months ended March 31, 1998, compared to 60% in the corresponding period of last year.

     The increase in Cerezyme[R] enzyme and Ceredase[R] enzyme sales was offset, in part, by decreased sales in the Surgical Products business unit. Surgical Products' revenues declined 11% to $25.6 million in the three months ended March 31, 1998 compared to $28.6 million reported in the corresponding period of last year. The primary reason for this decline was a milestone payment of $2.0 million recorded last year from Genzyme General's Japanese marketing partner, Kaken Pharmaceuticals Co., Ltd., for Seprafilm[R] bioresorbable membrane and no comparable amount was recorded in 1998.

     For the three months ended March 31, 1998, service revenues decreased 7% to $13.7 million from $14.8 million in the three months ended March 31, 1997 due primarily to a reduction in the Diagnostics business unit's sales of genetic testing services.

     International sales as a percentage of total product and service sales for the three months ended March 31, 1998 increased to 42% from 37% for the three months ended March 31, 1997 due primarily to a 32% increase in combined international sales of Cerezyme[R] enzyme and Ceredase[R] enzyme.

     MARGINS AND OPERATING EXPENSES
     Gross margins for the three months ended March 31, 1998 were 64%, compared to 61% in the corresponding period of last year. Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three months ended March 31, 1998 were 67% compared to 64% in the corresponding period of last year. The increase in product margins is primarily due to increased sales volume of Cerezyme[R] enzyme. Service margins for the three months ended March 31, 1998 were 41% compared to 37% for the corresponding period of last year. The increase in service margins resulted primarily from the continued consolidation of facilities and services in genetic testing.

     SG&A expenses and amortization of intangibles for the three months ended March 31, 1998 were $48.3 million compared to $44.1 million for the three months ended March 31, 1997, an increase of 10%. The increase was due primarily to increased support of the growth in several product lines.

     Research and development expenses for the three months ended March 31, 1998 were $16.2 million compared to $17.3 million for the three months ended March 31, 1997, a decrease of 7%. The decrease was primarily due to Genzyme General no longer classifying costs related to the development of ATIII as research and development expenses. These amounts are now part of equity in net loss of unconsolidated affiliates due to the formation of the joint venture with GTC to develop and commercialize ATIII.

     OTHER INCOME AND EXPENSES
     Other income and expenses for the three months ended March 31, 1998 was a net expense of $3.4 million compared to a net expense of $33,000 for the corresponding time period of last year. The increase is primarily due to increased losses from unconsolidated affiliates. Equity in net loss of unconsolidated affiliates increased from $70,000 for the three months ended March 31, 1997 to $4.3 million for the three months ended March 31, 1998. The change is primarily due to (i) increased losses from GTC, (ii) losses resulting from Genzyme's joint venture with GelTex, and (iii) losses resulting from Genzyme's joint venture with GTC. The joint ventures with GelTex and GTC were established after the quarter ended March 31, 1997.

     The tax provisions for the three months ended March 31, 1998 and 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, nondeductible amortization of intangibles, Genzyme General's share of the losses of unconsolidated affiliates, the foreign sales corporation and tax credits. The effective tax rate was 39.3% for the three months ended March 31, 1998, compared to 38.8% in the corresponding period of last year. The increase in the tax rate was due to higher nondeductible intangible amortization and losses from unconsolidated subsidiaries. For the three months ended March 31, 1998, tax benefits allocated from GTR and GMO of $4.4 million and $1.2 million, respectively, reduced Genzyme General's tax rate to 21.6%. In the three months ended March 31, 1997, tax benefits allocated from GTR reduced Genzyme General's tax rate to 22.4%.

   GENZYME TISSUE REPAIR

     REVENUES
     Service revenues for the three months ended March 31, 1998 and 1997 were $3.6 million and $2.0 million, respectively, an increase of 82%. Sales of Carticel[TM] AuCC were $2.5 million for the three months ended March 31, 1998 as compared to $1.1 million for the comparable period in 1997, an increase of 120%. The growth in Carticel[TM] AuCC sales is primarily attributable to increased market penetration and the number of orthopedic surgeons trained in the technique as well as an increase in reimbursement and policy coverage by insurance companies following issuance by the FDA of a biologics license (the "BLA") to GTR in August 1997 for Carticel[TM] AuCC. Sales of the Epicel[SM] service increased 31% to $1.1 million in the three months ended March 31, 1998 from $0.9 million in the same period of 1997 due to a slight increase in the number of burn incidents requiring the service.

     MARGINS AND OPERATING EXPENSES
     GTR's gross margin for the first quarter of 1998 was 10%, as compared to the first quarter of 1997 when cost of services sold exceeded revenue by 44%. This improvement in service margins is primarily attributable to the higher sales volume and efficiencies gained in the manufacturing process.

     SG&A expenses were $6.3 million for the three months ended March 31, 1998 as compared to $6.5 million in the comparable period of last year, a decrease of 2%. The decrease is due to a decrease in expenses related to the marketing of Carticel[TM] AuCC. GTR incurs direct SG&A charges as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of GTR. In the first quarter of 1998, $1.6 million of SG&A services were provided by Genzyme General as compared to $2.4 million in the first quarter of 1997. This change was due to a decrease in expenses incurred in connection with the marketing of Carticel[TM] AuCC and the costs incurred in the first quarter of 1997 related to filing of the BLA for Carticel[TM] AuCC.

     Research and development expenses were $3.1 million and $2.8 million for the three months ended March 31, 1998 and 1997, respectively, an increase of 11%. The increase was primarily due to spending on Carticel[TM] AuCC. In the first quarter of 1998, $2.2 million of research and development services were provided to GTR by Genzyme General, compared to $1.9 million in the first quarter of 1997.

     OTHER INCOME AND EXPENSES
     Interest income increased to $0.4 million in the first quarter of 1998 from $0.2 million in the same period of 1997, due primarily to higher average cash balances.

     Interest expense was $0.8 million and $0.4 million for the three months ended March 31, 1998 and 1997, respectively. Interest expense increased in the first quarter of 1998 as a result of interest related to the addition of $13.0 million of debt from the GTR Note.

     On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between GTR and Diacrin, Inc. to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. Under the terms of the joint venture agreement, GTR will provide 100% of the initial $10.0 million of the funding requirements and 75% of the next $40.0 million of funding requirements for products to be developed by the joint venture. Thereafter, all costs will be shared equally by the two parties. In the three months ending March 31, 1998 and 1997, GTR provided $1.9 million and $1.8 million, respectively, of funding to, and realized a net loss of $1.9 million and $1.6 million, respectively, from the joint venture. The increased funding and additional net losses from the joint venture are primarily due to increased research and development expenses incurred by the joint venture.

   GENZYME MOLECULAR ONCOLOGY

     REVENUES
     GMO recorded $2.8 million of total revenue for the three months ended March 31, 1998 as compared to no revenue for the corresponding period in 1997 during which GMO was a development stage enterprise. Research and development revenue of $1.9 million consisted primarily of revenues from research and development contracts with strategic partners and includes work performed for the joint venture ("StressGen/Genzyme LLC") with StressGen Biotechnologies Corporation ("StressGen"). GMO recorded service revenue of $0.9 million, which consists of sales of SAGE[TM] services. SAGE[TM] is a high-speed, differential gene identification technology that was acquired upon the merger of PharmaGenics with and into Genzyme in June 1997.

     MARGINS AND OPERATING EXPENSES

     GMO's cost of revenues for the first three months of 1998 were $1.2 million. There were no similar amounts in the same period in 1997. Cost of revenues consisted of work performed related to the development of gene therapies on behalf of StressGen/Genzyme LLC and pursuant to service contracts with strategic partners, as well as efforts in the development of SAGE[TM] services performed in connection with a third party service contract.

     For the three months ended March 31, 1998, GMO incurred $1.2 million of SG&A expenses, as compared to $0.1 million for the first three months of 1997. The increase is due to increased administrative support corresponding to the growth of GMO's business in the areas of gene therapy and drug discovery, as well as legal expenses related to patents.

     GMO's research and development costs were $3.3 million compared to $0.5 million for the three months ended March 31, 1998 and 1997, respectively. The increase in research and development costs relate to increases in research personnel and related expenses pertaining to GMO's SAGE[TM] services, gene therapy and drug discovery programs.

     GMO's amortization expense of $3.0 million for the three months ended March 31, 1998 was attributable to certain intangible assets acquired in connection with the PharmaGenics merger. GMO incurred no similar amounts for the same period of 1997.

     OTHER INCOME AND EXPENSES
     Interest income and interest expense were $0.3 million and $1.2 million, respectively, for the three months ended March 31, 1998. There were no similar amounts for the comparable period in 1997. The interest income results from higher average cash balances due to the issuance of the GMO Debentures. The interest expense consists of interest and related accretion of the conversion feature of the GMO Debentures.

     On July 31, 1997, StressGen/Genzyme LLC was established as a joint venture among Genzyme, StressGen and the Canadian Medical Discoveries Fund to develop stress gene therapies for the treatment of cancer. GMO recorded an equity in net loss of the joint venture of $0.4 million for the period ended March 31, 1998.

     GMO recorded a tax benefit of $0.7 million for the three months ended March 31, 1998 from amortization of the deferred tax liability established upon the acquisition of PharmaGenics.

LIQUIDITY AND CAPITAL RESOURCES

   GENZYME CORPORATION AND SUBSIDIARIES

     As of March 31, 1998, Genzyme had cash, cash equivalents, and short- and long-term investments of $255.2 million, an increase of $8.8 million from December 31, 1997. Operating and financing activities provided $25.8 million and $5.9 million of cash, respectively, investing activities used $31.8 million and fluctuations in exchange rates caused a reduction in cash of $1.1 million. In the three months ended March 31, 1998, financing activities provided $11.2 million of cash proceeds from the exercise of stock options and $0.7 million from the issuance of debt, and used $5.5 million for the repayment of debt and capital lease obligations. At March 31, 1998, $113.0 million was outstanding under the Revolving Credit Facility, of which $95.0 million was allocated to Genzyme General and $18.0 million was allocated to GTR. In the three months ended March 31, 1998, investing activities provided $2.0 million of cash from the repayment of loans by affiliates. Investing activities used $9.9 million of cash for the investment portfolio; $11.9 million of cash to finance capital expenditures; $6.0 million of cash to fund Genzyme's investments in joint ventures; $6.2 million of cash to fund acquisitions for the Diagnostics business unit's genetic testing services group and $0.5 million to fund other noncurrent assets.

   GENZYME GENERAL

     At March 31, 1998, Genzyme General had cash, cash equivalents, and short- and long-term investments of $219.9 million compared to $193.2 million at December 31, 1997, an increase of $26.7 million. Operating and financing activities provided $37.4 million and $10.3 million of cash, respectively, investing activities used $29.4 million of cash, and fluctuations in exchange rates caused a reduction in cash of $1.1 million. In the three months ended March 31, 1998, financing activities provided $10.4 million of cash proceeds from the exercise of stock options and $0.7 million from the issuance of debt, and used $0.5 million for the repayment of debt and capital lease obligations. In the three months ended March 31, 1998, investing activities provided $2.0 million of cash from the repayment loans by affiliates. Investing activities used $9.5 million of cash for the investment portfolio; $11.8 million to finance capital expenditures; $4.1 million to fund Genzyme General's investments in joint ventures; $6.2 million of cash to fund acquisitions for the Diagnostics business unit's genetic testing services group and $0.4 million to fund other non current assets.

     Management of Genzyme General believes that its available cash, investments and cash flow from product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as completing the market introduction of Seprafilm[R] bioresorbable membrane in the United States and Europe and developing other products on behalf of a joint venture between Genzyme and Genzyme Development Partners, L.P. ("GDP"), and for making certain payments to third parties in connection with strategic collaborations. Genzyme General's cash resources will also be diminished upon repayment of amounts borrowed, plus accrued interest, under the Revolving Credit Facility and if Genzyme exercises its option to acquire the partnership interests in GDP using cash to pay some or all of the exercise price. In addition to these commitments, Genzyme historically has pursued strategic acquisitions and collaborations with complementary businesses as opportunities become available and expects to seek additional acquisitions and collaborations in the future. Further, to the extent the liabilities or contingencies of GTR and GMO affect Genzyme's resources or financial condition, such liabilities or contingencies could affect the financial condition or results of operations of Genzyme General. As a result of the foregoing, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on terms reasonably acceptable to Genzyme, if at all.

   GENZYME TISSUE REPAIR

     As of March 31, 1998, GTR had cash, cash equivalents and short-term investments of $21.7 million, a decline of $10.2 million from December 31, 1997. In the three months ended March 31, 1998, GTR used $9.1 million of cash for operations and $1.9 million for investing activities to fund GTR's investment in Diacrin/Genzyme LLC. Financing activities provided
     $0.7 million of cash which consisted of $0.8 million of cash proceeds from the exercise of stock options, offset by $0.1 million of cash which was allocated from GTR to Genzyme General.

     As of March 31, 1998, $18.0 million of funds allocated to GTR in December 1996 under the Revolving Credit Facility remained outstanding.

     Management of GTR believes its available cash and investments will be sufficient to finance planned operations and capital requirements through the end of 1998. GTR must raise significant additional capital in order to continue operations at current levels beyond 1998. GTR's plans to raise additional capital include the consideration of the sale of additional equity securities, additional borrowings, strategic alliances with third parties to fund further development and marketing of Carticel(TM) AuCC and other business transactions that would generate capital resources to assure continuation of GTR's operations and research programs. If these initiatives are not successful, GTR may be required to delay, scale back or eliminate certain of its programs, or to license third parties to commercialize technologies or products that GTR would otherwise undertake itself.

   GENZYME MOLECULAR ONCOLOGY

     As of March 31, 1998, GMO had cash, cash equivalents and short- and long-term investments of $13.6 million, a decline of $7.7 million from December 31, 1997. For the three months ended March 31, 1998, GMO used $2.6 million for operations and $0.4 million for investing activities. In the period ended March 31, 1998, GMO used $1.4 million for the purchase of short-term marketable securities, while the maturity of long-term investments provided $1.0 million of cash. For the period ended March 31, 1998, GMO used $5.1 million of cash for financing activities, $5.0 million of which was related to the repayment of amounts borrowed under the Revolving Credit Facility.

     In April 1998, GMO filed with the Securities and Exchange Commission a registration statement (which has not yet become effective) on Form S-3 covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option). Management of GMO currently believes that the proceeds of this offering, together with existing cash balances, revenues generated from SAGE[TM] agreements and committed research funding from collaborators will enable GMO to maintain its current and planned operations through the end of 1999. Substantial additional funds will be required to complete development and commercialization of GMO's products and services (other than SAGE[TM] services). In addition, GMO's cash requirements may vary materially from those now planned as a result of numerous factors, including progress of GMO's research and development programs, achievement of milestones under strategic alliance arrangements, the ability of GMO to establish and maintain additional strategic alliances and licensing arrangements, the progress of development efforts of GMO's strategic partners, competing technological and market developments, the costs involved in enforcing patent claims and other intellectual property rights and the cost and timing of regulatory approvals. Insufficient funds may require GMO to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that GMO would otherwise undertake itself.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 is effective for fiscal years beginning after December 15, 1997. Genzyme has not assessed the impact of SFAS 132 on its financial statement disclosures.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. Genzyme has not assessed the impact of SOP 98-1 on its financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Accounting for the Costs of Start-Up Activities". SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. Genzyme has not assessed the impact of SOP 98-5 on its financial statement disclosures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index following this signature page to this Form 10-Q.

         (b)      Report on Form 8-K

                  On January 8, 1998, the Company filed a Current Report on Form 8-K to announce that it would take pre-tax charges of $29.2 million in the fourth quarter of 1997, due primarily to certain strategic changes in Genzyme General's pharmaceuticals and surgical products business units.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GENZYME CORPORATION


DATE: May 14, 1998                      By: /s/  David J. McLachlan
                                            ------------------------
                                            David J. McLachlan
                                            Duly Authorized Officer and
                                            Executive Vice President, Finance;
                                            Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1998


                                  EXHIBIT INDEX


      Exhibit
         No.                       Description                          Page No.
      -------                      -----------                          --------

       27.1 Financial Data Schedules for Genzyme for the three months ended March 31, 1998 (for EDGAR filing purposes only). Filed herewith.

       27.2 Financial Data Schedules for Genzyme for the three months ended March 31, 1997 (for EDGAR filing purposes only). Filed herewith.