Form 10-K/A
period 1997-12-31
GENZYME CORP
filed 1998-06-30
CIK 732485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

         Number of shares of the Registrant's GGD Stock outstanding as of March 1, 1998: 77,952,860

         Number of shares of the Registrant's GTR Stock outstanding as of March 1, 1998: 20,022,438

         Number of shares of the Registrant's GMO Stock outstanding as of March 1, 1998: 3,928,572


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Reports to Stockholders for its General Division, Tissue Repair Division and Molecular Oncology Division for the fiscal year ended December 31, 1997 were incorporated by reference into Parts I and II of the Registrant's Form 10-K for the fiscal year ended December 31, 1997, as amended by Amendment No. 1 on Form 10-K/A filed on April 27, 1998 and hereby (as amended, hereafter referred to as this "Annual Report on Form 10-K"), and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 28, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

This Amendment No. 2 to the Annual Report on Form 10-K has been filed by the Registrant to amend Item 14 as follows:

         - Exhibit 23.2, Consent of Coopers & Lybrand L.L.P., independent accountants relating to the Annual Report of Genzyme
             Retirement Savings Plan (the "Plan"), is filed herewith; and

         - Exhibit 99.2, which sets forth information, financial statements and exhibits required by Form 11-K related to the Plan, is filed herewith.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1.  FINANCIAL STATEMENTS

     The following financial statements (and related notes) of Genzyme General Division ("Genzyme General") and Genzyme Corporation and Subsidiaries are incorporated by reference from the 1997 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K:

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

     The following financial statements (and related notes) of GTR are incorporated by reference from the 1997 GTR Annual Report set forth in Exhibit
13.2 to this Annual Report on Form 10-K:


                                                               PAGE*
                                                               -----
Combined Balance Sheets -- December 31, 1997 and 1996.......      10
Combined Statements of Operations -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................      11
Combined Statements of Cash Flows -- For the Years Ended
  December 31, 1997, 1996 and 1995..........................      12
Notes to Combined Financial Statements......................   13-20
Report of Independent Accountants...........................      21


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

     (B)  REPORTS ON FORM 8-K

          None.

     (C)  EXHIBITS


EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  *3.1    --   Restated Articles of Organization of Genzyme, as amended.
               Filed as Exhibit 1 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997.
  *3.2    --   By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form
               8-K dated December 31, 1991.
  *4.1    --   Series Designation for Genzyme Molecular Oncology Division
               Common Stock, $.01 par value. Filed as Exhibit 2 to
               Genzyme's Registration Statement on Form 8-A dated June 18,
               1997.
  *4.2    --   Series Designation for Genzyme Series A, Series B and Series
               C Junior Participating Preferred Stock, $.01 par value.
               Filed as Exhibit 3 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997.
  *4.3    --   Amended and Restated Rights Agreement dated as of June 12,
               1997 between Genzyme and American Stock Transfer & Trust
               Company. Filed as Exhibit 5 to Genzyme's Registration
               Statement on Form 8-A dated June 18, 1997.
  *4.4    --   Specimen Callable Warrant to purchase Genzyme Common Stock issued to shareholders of Neozyme II. Filed as Exhibit 28.6 to Genzyme's Form 10-Q for the quarter ended March 31, 1992.
  *4.5    --   Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
               1990 (File No. 0-18439).
  *4.6    --   Genzyme Common Stock Purchase Warrant No. A-1 dated July 31,
               1997 issued to Canadian Medical Discoveries Fund, Inc.
               ("CMDF"). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for
               the quarter ended September 30, 1997.
  *4.7    --   Genzyme Common Stock Purchase Warrant No. A-2 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997.
  *4.8    --   Genzyme Common Stock Purchase Warrant No. A-3 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997.
  *4.9    --   Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and CMDF. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended September 30,
               1997.
  *4.10   --   Genzyme Molecular Oncology Division Convertible Debenture
               dated August 29, 1997, including a schedule with respect
               thereto filed pursuant to Instruction 2 to Item 601 of
               Regulation S-K. Filed as Exhibit 10.6 to Genzyme's Form 10-Q
               for the quarter ended September 30, 1997.
  *4.11   --   Form of Genzyme General Division Convertible Debenture.
               Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
  *4.12   --   Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
  *4.13   --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138).
  *4.14   --   Form of Genzyme Corporation Convertible Note dated February 28,
               1997 issued to Credit Suisse First Boston (Hong Kong) Ltd.
               ("CSFB").
  *4.15   --   Registration Rights Agreement dated February 27, 1997 by and between Genzyme and CSFB.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904).
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993.
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993.
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988.
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993.
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874).
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993.
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993.
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992.
 *10.11   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343).
 *10.12   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.13   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343).
 *10.14   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993.
 *10.15   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343).
 *10.16   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme, GDC II, GDP, each Class A Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration Statement on
               Form S-4 (File No. 33-32343).
 *10.17   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's on Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554).
 *10.18   --   Tax Indemnification Agreement. Filed as Exhibit 10.2 to
               GDP's Form 10-Q for the quarter ended March 31, 1997 (File
               No. 0-18554).
 *10.19   --   Marketing and Distribution Agreement. Filed as Exhibit 10.3
               to GDP's Form 10-Q for the quarter ended March 31, 1997
               (File No. 0-18554).
 *10.20   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
 *10.21   --   1988 Director Stock Option Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33265).
 *10.22   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33249).
 *10.23   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33291).
 *10.24   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251).
 *10.25   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
 *10.26   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed as Exhibit 10.32 to Genzyme's
               Form 10-K for 1993.
 *10.27   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1993.
 *10.28   --   Consulting Agreement dated March 1, 1993 between Genzyme and
               Henry E. Blair. Filed as Exhibit 10.29 to Genzyme's 10-K for
               1992. Consulting Agreement dated February 3, 1994 between
               Genzyme and Henry E. Blair. Filed as Exhibit 10.35 to
               Genzyme's Form 10-K for 1993.
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.30   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872).
 *10.31   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872).
 *10.32   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872).
 *10.33   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872).
 *10.34   --   Convertible Debt and Development Funding Agreement dated as of March 29, 1996 between Genzyme and GTC. Filed as Exhibit
               10.39 to Genzyme's Form 10-K for 1995.
 *10.35   --   Amended and Restated Convertible Debt Agreement dated as of
               September 4, 1997 by and between Genzyme and GTC. Filed as
               Exhibit 10.4 to GTC's Form 10-Q for the quarter ended
               September 30, 1997 (File No. 0-21794).
 *10.36   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794).**
 *10.37   --   Purchase Agreement dated as of January 1, 1998 by and
               between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
               Form 10-K for 1997 (File No. 0-21794).**
 *10.38   --   Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794) and
               incorporated herein by reference.**
 *10.39   --   Common Stock Purchase Agreement between Argus
               Pharmaceuticals, Inc. and Genzyme Corporation dated as of
               September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993.**
 *10.40   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346).
 *10.41   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994.**
 *10.42   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994.
 *10.43   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996.
 *10.44   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872).**
 *10.45   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872).**

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------

 *10.46   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872).**
 *10.47   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
 *10.48   --   Composite copy of Agreement and Plan of Merger dated as of
               January 31, 1997, as amended, between Genzyme and
               PharmaGenics. Filed as Annex I to Genzyme's Registration
               Statement on Form S-4 (File No. 333-26351).
 *10.49   --   First Amendment to Credit Agreement and Consent to Subordination
               Terms dated as of March 3, 1997 by and among Genzyme and those of its subsidiaries party thereto, The First National Bank of
               Boston, as Administrative Agent, The First National Bank of
               Boston, as Administrative Agent, and the lenders identified in the signature pages thereto.
 *10.50   --   Note Purchase Agreement by and between Genzyme and CSFB dated as of February 27, 1997.
 *13.1    --   Portions of the 1997 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form 10-K.
 *13.2    --   Portions of the 1997 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form 10-K.
 *13.3    --   Portions of the 1997 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K.
 *21      --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Coopers & Lybrand L.L.P.
  23.2    --   Consent of Coopers & Lybrand L.L.P. relating to the Annual
               Report of the Genzyme Retirement Savings Plan on Form 11-K.
               Filed herewith.
 *27      --   Financial Data Schedule for Genzyme Corporation.
 *99.1    --   Management and Accounting Policies Governing the Relationship of
               Genzyme Divisions.
  99.2    --   Genzyme Retirement Savings Plan financial statements and
               supplemental schedules to accompany 1997 Form 5500 Annual Report of Employee Benefit Plan under the Employee Retirement Savings
               Act of 1974 (the "ERISA of 1974") as of December 31, 1997 and
               1996 and for the year ended December 31, 1997. Filed herewith.


---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted or requested for the deleted portions of Exhibits 10.20, 10.36, 10.37, 10.38, 10.39, 10.41, 10.44, 10.45 and 10.46.

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

                                     GENZYME CORPORATION


Dated: June 30, 1998                  By:   /s/ DAVID J. MCLACHLAN
                                        ----------------------------------
                                               DAVID J. MCLACHLAN
                                               Duly Authorized Officer and
                                               Executive Vice President, Finance
                                               Chief Financial Officer

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

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *4.13    --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138).........................
 *4.14    --   Form of Genzyme Corporation Convertible Note dated
               February 28, 1997 issued to Credit Suisse First Boston
               (Hong Kong) Ltd. ("CSFB")...................................
 *4.15    --   Registration Rights Agreement dated February 27, 1997
               by and between Genzyme and CSFB.............................
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904)................................................
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993..........................................
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993................................
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988...............
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993................
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874)................................
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993................................
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993...............................................
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993.............
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
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

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.40   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346)......
 *10.41   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994**..................................................
 *10.42   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994........................
 *10.43   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996................................
 *10.44   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872)**....
 *10.45   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872)**..................................................
 *10.46   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872)**..........................
 *10.47   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................
 *10.48   --   Composite copy of Agreement and Plan of Merger dated as of
               January 31, 1997, as amended, between Genzyme and
               PharmaGenics. Filed as Annex I to Genzyme's Registration
               Statement on Form S-4 (File No. 333-26351)..................
 *10.49   --   First Amendment to Credit Agreement and Consent to
               Subordination Terms dated as of March 3, 1997 by and among
               Genzyme and those of its subsidiaries party thereto, The
               First National Bank of Boston, as Administrative Agent, The
               First National Bank of Boston, as Administrative Agent, and
               the lenders identified on the signature pages thereto.......
 *10.50   --   Note Purchase Agreement by and between Genzyme and CSFB
               dated as of February 27, 1997. .............................
 *13.1    --   Portions of the 1997 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. ......................................................
 *13.2    --   Portions of the 1997 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. ......................................................
 *13.3    --   Portions of the 1997 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K. .................................................
 *21      --   Subsidiaries of the Registrant. ............................
 *23.1    --   Consent of Coopers & Lybrand L.L.P. ........................
  23.2    --   Consent of Coopers & Lybrand L.L.P. relating to the Annual
               Report of the Genzyme Retirement Savings Plan on Form 11-K.
               Filed herewith..............................................       17

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *27      --   Financial Data Schedule for Genzyme Corporation.............
 *99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions...........................
  99.2    --   Genzyme Retirement Savings Plan financial statements and
               supplemental schedules to accompany 1997 Form 5500 Annual
               Report of Employee Benefit Plan under the Employee Retirement
               Income Security Act of 1974 (the "ERISA of 1974") as of December
               31, 1997 and 1996 and for the year ended December 31, 1997.
               Filed herewith..............................................      18-31



---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted or requested for the deleted portions of Exhibits 10.20, 10.36, 10.37, 10.38, 10.39, 10.41, 10.44, 10.45 and 10.46.