Form 10-Q
period 1998-06-30
GENZYME CORP
filed 1998-08-14
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998
                                        -------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ________________

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

The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

                  Series
                  ------
Genzyme General Division Common Stock
("GGD Stock")                                                   78,948,594

Genzyme Tissue Repair Division Common Stock
("GTR Stock")                                                   20,278,552

Genzyme Molecular Oncology Division Common Stock
("GMO Stock")                                                    3,928,572

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1998


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

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1998
                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION

                                                                                                                   PAGE NO.
                                                                                                                   --------

ITEM 1.         Financial Statements

   GENZYME GENERAL
     Unaudited, Combined Balance Sheets as of June 30, 1998 and December 31, 1997..................................    4
     Unaudited, Combined Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997........    5
     Unaudited, Combined Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997..................    6
     Notes to Unaudited, Combined Financial Statements.............................................................    7

   GENZYME TISSUE REPAIR
     Unaudited, Combined Balance Sheets as of June 30, 1998 and December 31, 1997..................................   10
     Unaudited, Combined Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997........   11
     Unaudited, Combined Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997..................   12
     Notes to Unaudited, Combined Financial Statements.............................................................   13

   GENZYME MOLECULAR ONCOLOGY
     Unaudited, Combined Balance Sheets as of June 30, 1998 and December 31, 1997..................................   15
     Unaudited, Combined Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997........   16
     Unaudited, Combined Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997..................   17
     Notes to Unaudited, Combined Financial Statements.............................................................   18

   GENZYME CORPORATION AND SUBSIDIARIES
     Unaudited, Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..............................   20
     Unaudited, Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997 ...   21
     Unaudited, Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 .............   23
     Notes to Unaudited, Consolidated Financial Statements..........................................................  24

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...............   28

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk..........................................   36

PART II.     OTHER INFORMATION

ITEM 2.        Changes in Securities and Use of Proceeds...........................................................   37

ITEM 4.        Submission of Matters to a Vote of Security Holders.................................................   37

ITEM 6.        Exhibits and Reports on Form 8-K ...................................................................   38

Signatures.........................................................................................................   39

GENZYME GENERAL
COMBINED BALANCE SHEETS

                                                                                 JUNE 30,           DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                    1998                   1997
-----------------------------------------------------------------------------------------           ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................................   $  276,760             $   66,276
   Short-term investments ..................................................       34,938                 35,294
   Accounts receivable, net ................................................      134,645                116,056
   Inventories .............................................................      133,489                137,708
   Prepaid expenses and other current assets ...............................       17,779                 15,941
   Due from Genzyme Molecular Oncology .....................................        5,540                  5,434
   Due from Genzyme Tissue Repair ..........................................        1,233                  1,213
   Deferred tax assets - current ...........................................       27,973                 27,601
                                                                               ----------             ----------
      Total current assets .................................................      632,357                405,523

Property, plant and equipment, net .........................................      381,788                365,337

Long-term investments ......................................................      159,490                 91,627
Intangibles, net ...........................................................      245,672                243,071
Deferred tax assets - noncurrent ...........................................       36,028                 35,988
Investment in equity securities ............................................       26,730                 30,047
Other ......................................................................       36,441                 31,463
                                                                               ----------             ----------
      Total assets .........................................................   $1,518,506             $1,203,056
                                                                               ==========             ==========

                         LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ........................................................   $   16,882             $   18,409
   Accrued expenses ........................................................       66,639                 66,865
   Income taxes payable ....................................................       21,718                 11,157
   Current portion of long-term debt and capital lease obligations .........       20,796                    887
                                                                               ----------             ----------
     Total current liabilities .............................................      126,035                 97,318

Long-term debt and capital lease obligations ...............................       85,167                117,978
Convertible subordinated notes .............................................      250,000                      -
Other ......................................................................        8,017                  6,884
                                                                               ----------             ----------
     Total liabilities .....................................................      469,219                222,180


Division equity ............................................................    1,049,287                980,876
                                                                               ----------             ----------
     Total liabilities and division equity .................................   $1,518,506             $1,203,056
                                                                               ==========             ==========



    The accompanying notes are an integral part of these unaudited, combined financial statements

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                       ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1998            1997            1998            1997
-----------------------------------------------------------------------------------------------        ------------------------

Total revenues .................................................       $168,980        $147,614        $323,103        $292,220

Operating costs and expenses:
    Cost of products and services sold .........................         57,112          54,477         111,589         110,305
    Selling, general and administrative ........................         47,897          40,801          93,008          81,673
    Research and development ...................................         21,104          18,976          39,522          36,300
    Amortization of intangibles ................................          3,300           3,164           6,499           6,360
                                                                       --------        --------        --------        --------
          Total operating costs and expenses ...................        129,413         117,418         250,618         234,638
                                                                       --------        --------        --------        --------

Operating income ...............................................         39,567          30,196          72,485          57,582

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ............         (4,087)           (783)         (6,992)           (853)
    Gain on affiliate sale of stock ............................          2,369               -           2,369               -
    Minority interest ..........................................            860               -           1,724               -
    Investment income ..........................................          4,856           2,594           7,776           4,912
    Interest expense ...........................................         (3,351)         (1,719)         (5,341)         (4,000)
                                                                       --------        --------        --------        --------
       Total other income (expenses) ...........................            647              92            (464)             59
                                                                       --------        --------        --------        --------

Income before income taxes .....................................         40,214          30,288          72,021          57,641
Provision for income taxes .....................................        (15,254)        (11,533)        (27,764)        (22,159)
                                                                       --------        --------        --------        --------
Net income .....................................................         24,960          18,755          44,257          35,482
Tax benefit allocated from Genzyme Tissue Repair ...............          3,390           4,327           7,796           8,838
Tax benefit allocated from Genzyme Molecular Oncology ..........          2,850             201           4,085             201
                                                                       --------        --------        --------        --------
Net income .....................................................       $ 31,200        $ 23,283        $ 56,138        $ 44,521
                                                                       ========        ========        ========        ========

Per Genzyme General common share:

  Net income per Genzyme General common share - basic ..........       $   0.40        $   0.31        $   0.72        $   0.59
                                                                       ========        ========        ========        ========

Weighted average shares outstanding ............................         78,524          76,065          78,223          75,856
                                                                       ========        ========        ========        ========

  Net income per Genzyme General common and common
    equivalent share - diluted .................................       $   0.39        $   0.30        $   0.70        $   0.57
                                                                       ========        ========        ========        ========

Adjusted weighted average shares outstanding ...................         80,679          78,130          80,520          78,184
                                                                       ========        ========        ========        ========





    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                                 JUNE 30,
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                       1998                 1997
                                                                                       ---------            ---------
    Net income ....................................................................    $  44,257            $  35,482
    Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization ..............................................       23,351               14,830
       Non-cash compensation expense ..............................................           31                    -
       Accrued interest/amortization on bonds .....................................       (2,041)                 578
       Provision for bad debts and inventory ......................................        3,136                2,260
       Equity in net loss of unconsolidated affiliates, net .......................        6,992                  853
       Gain on affiliate sale of stock ...........................................        (2,369)                   -
       Minority interest in net loss of subsidiaries ..............................       (1,724)                   -
       Other ......................................................................          162                  502
       Increase (decrease) in cash from working capital changes:
          Accounts receivable .....................................................      (22,280)              (9,102)
          Inventories .............................................................        4,616              (13,194)
          Prepaid expenses and other current assets ...............................       (1,887)              (2,547)
          Accounts payable, accrued expenses, income taxes payable and
              deferred revenue ....................................................       21,992                 (634)
          Due from Genzyme Tissue Repair ..........................................          (20)               1,375
          Due from Genzyme Molecular Oncology .....................................         (182)                (430)
                                                                                       ---------            ---------
          Net cash provided by operating activities ...............................       74,034               29,973

INVESTING ACTIVITIES:
    Purchases of investments ......................................................     (106,047)             (25,424)
    Sales and maturities of investments ...........................................       40,598               45,444
    Acquisitions of property, plant and equipment .................................      (34,038)             (15,891)
    Sales of property, plant and equipment ........................................          588                    -
    Acquisitions, net of acquired cash and assumed liabilities ....................       (8,324)                   -
    Investment in unconsolidated affiliates .......................................       (3,707)                   -
    Repayment of loans by affiliates ..............................................        2,019                    -
    Other .........................................................................         (502)              (9,495)
                                                                                       ---------            ---------
          Net cash used in investing activities ...................................     (109,413)              (5,366)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ........................................       16,656              100,792
    Proceeds from issuance of debt, net ...........................................      243,676                    -
    Payments of debt and capital lease obligations ................................      (14,068)            (102,798)
    Net cash allocated to Genzyme Tissue Repair ...................................           84              (13,977)
    Net cash allocated to Genzyme Molecular Oncology ..............................            -               (5,000)
    Other .........................................................................        1,370                    -
                                                                                       ---------            ---------
          Net cash provided by (used in) financing activities .....................      247,718              (20,983)

Effect of exchange rate changes on cash ...........................................       (1,855)              (1,657)
                                                                                       ---------            ---------
Increase in cash and cash equivalents .............................................      210,484                1,967
Cash and cash equivalents at beginning of period ..................................       66,276               77,220
                                                                                       ---------            ---------
Cash and cash equivalents at end of period ........................................    $ 276,760            $  79,187
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

       The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to Genzyme General is presented in these Genzyme General unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, Genzyme Tissue Repair Division ("GTR" or "Genzyme Tissue Repair") and Genzyme Molecular Oncology Division ("GMO" or "Genzyme Molecular Oncology"), collectively, are presented in the unaudited, consolidated financial statements of Genzyme.

3.     NEW ACCOUNTING PRONOUNCEMENTS
       For a discussion of new accounting pronouncements, see Note 2., "New Accounting Pronouncements", to Genzyme Corporation and Subsidiaries' Unaudited, Consolidated Financial Statements (the "Unaudited, Consolidated Financial Statements"), which is incorporated herein by reference.

4.     INVENTORIES (IN THOUSANDS)

                                              June 30, 1998    December 31, 1997
                                              -------------    -----------------

              Raw materials..................    $ 49,258           $ 48,149
              Work-in-process................      28,566             30,264
              Finished products..............      55,665             59,295
                                                 --------           --------
                  Total .....................    $133,489           $137,708
                                                 ========           ========

5.     EQUITY LINE OF CREDIT
       In June 1998, the Board of Directors of Genzyme (the "Genzyme Board") increased the amount of the equity line of credit available from Genzyme General to GTR from $13.0 million to $50.0 million. Under the terms of the equity line, GTR may draw down funds as needed on a quarterly basis in exchange for shares of GTR Stock that are not outstanding but are issuable from time to time for the benefit of Genzyme General or its stockholders ("GTR Designated Shares").

6.     5.25% CONVERTIBLE SUBORDINATED NOTES
       The disclosures related to Genzyme's private placement in May 1998 of $250.0 million of 5.25% Convertible Subordinated Notes due June 1, 2005 (the "GGD Notes"), are included in Note 5., "5.25% Convertible Subordinated Notes", to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

7.     MINORITY INTEREST
       The minority interest of $860,000 and $1,724,000 for the three and six months ended June 30, 1998, respectively, relate to the portion of the results of operations of ATIII, LLC, the joint venture between Genzyme and Genzyme Transgenics Corporation ("GTC"), that Genzyme does not record. There were no corresponding amounts in the prior periods.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

8.     REVOLVING CREDIT FACILITY
       In May 1998, Genzyme General repaid $13.0 million of borrowings allocated to it under Genzyme's $225.0 million revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility"). See Note 4., "Revolving Credit Facility", to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

9.     NET INCOME PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ---------------------       ---------------------
                                                                        1998          1997          1998          1997
                                                                     -------       -------       -------       -------
       Genzyme General:
        Net income attributable to GGD Stock-basic and diluted ...   $31,200       $23,283       $56,138       $44,521
                                                                     =======       =======       =======       =======

        Shares used in net income per common share-basic .........    78,524        76,065        78,223        75,856
        Effect of dilutive securities:
           Employee and director stock options ...................     2,152         2,060         2,291         2,320
           Warrants ..............................................         3             5             6             8
                                                                     -------       -------       -------       -------
        Dilutive potential common shares .........................     2,155         2,065         2,297         2,328
                                                                     -------       -------       -------       -------
        Shares used in net income per common share-diluted .......    80,679        78,130        80,520        78,184
                                                                     =======       =======       =======       =======

        Net income per common share - basic ......................   $  0.40       $  0.31       $  0.72       $  0.59
                                                                     =======       =======       =======       =======

        Net income per common share - diluted ....................   $  0.39       $  0.30       $  0.70       $  0.57
                                                                     =======       =======       =======       =======


       Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three and six months ended June 30, 1998 and 1997. For the three months ended June 30, 1998 and 1997, such securities include options to purchase 3,829,926 and 5,173,854 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period. For the three months ended June 30, 1998, such securities also include (i) warrants to purchase 80,000 shares of GGD Stock exercisable as of June 30, 1998 with an exercise price greater than the average market price of GGD Stock during the three months ended June 30, 1998; and (ii) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes which were not included in the computation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share. For the six months ended June 30, 1998 and 1997, such securities include options to purchase 3,844,830 and 4,633,768 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period. For the six months ended June 30, 1998, such securities also include (i) warrants to purchase 80,000 shares of GGD Stock exercisable as of June 30, 1998 with an exercise price greater

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


9.     NET INCOME PER SHARE (CONTINUED)
       than the average market price of GGD Stock during the six months ended June 30, 1998; and (ii) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes which were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share.

10.    COMPREHENSIVE INCOME
       Effective January 1, 1998, Genzyme General adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information related to Genzyme General in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive income for Genzyme General for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands):


                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                   ----------------------    ---------------------
                                                      1998           1997      1998           1997
                                                   -------        -------   -------        -------
     Genzyme General:
        Net income ..............................  $31,200        $23,283   $56,138        $44,521
        Cumulative translation adjustment .......      542            117      (156)        (8,753)
        Unrealized gain (loss) on investments ...   (4,971)        (1,275)   (3,644)        (1,940)
                                                   -------        -------   -------        -------
        Comprehensive income.....................  $26,771        $22,125   $52,338        $33,828
                                                   =======        =======   =======        =======


11.    SUBSEQUENT EVENTS
       On July 1, 1998, Genzyme General completed the sale of the primary assets of its research products business to TECHNE Corp. and its wholly-owned subsidiary, Research and Diagnostic Systems, Inc. (together, "TECHNE"). On July 17, 1998, Genzyme General made an equity investment of approximately $14.0 million in Pharming Group N.V. ("Pharming") a Dutch publicly traded company. The disclosures related to the sale of the research product business assets and equity investment in Pharming are included in Note 9., "Subsequent Events" to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                           JUNE 30,         DECEMBER 31,
---------------------------------------------------------------------------------------------------------
                                                                                1998                 1997
                                                                             -------              -------

                                     ASSETS

Current assets:
   Cash and cash equivalents ...........................................     $25,404              $21,120
   Short-term investments ..............................................       3,127               10,795
   Accounts receivable, net ............................................       2,929                2,221
   Inventories .........................................................       2,299                1,973
   Prepaid expenses and other current assets ...........................       1,185                  732
                                                                             -------              -------
     Total current assets ..............................................      34,944               36,841

Property, plant and equipment, net (Note 5) ............................       2,754               19,524
Other ..................................................................         230                  453
                                                                             -------              -------
     Total assets ......................................................     $37,928              $56,818
                                                                             =======              =======

                         LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ....................................................     $ 1,130              $ 1,378
   Accrued expenses ....................................................       2,992                2,816
   Due to Genzyme General ..............................................       1,233                1,213
                                                                             -------              -------
     Total current liabilities .........................................       5,355                5,407

Long-term debt .........................................................      18,000               18,000
Convertible debenture, net .............................................      13,635               12,681
Other ..................................................................         452                  527
                                                                             -------              -------
     Total liabilities .................................................      37,442               36,615

Division equity ........................................................         486               20,203
                                                                             -------              -------
     Total liabilities and division equity .............................     $37,928              $56,818
                                                                             =======              =======



    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              JUNE 30,                            JUNE 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                    1998              1997              1998              1997
                                                                --------          --------          --------          --------
Revenues:
   Net service sales .......................................    $  4,345          $  2,654          $  7,956          $  4,641

Operating costs and expenses:
   Cost of services sold ...................................       3,776             3,135             7,010             5,991
   Selling, general and administrative .....................       6,007             6,204            12,320            12,658
   Research and development ................................       2,832             2,228             5,918             4,996
                                                                --------          --------          --------          --------
     Total operating costs and expenses ....................      12,615            11,567            25,248            23,645
                                                                --------          --------          --------          --------

Operating loss .............................................      (8,270)           (8,913)          (17,292)          (19,004)

Other income (expenses):
   Equity in loss of joint venture .........................      (1,697)           (1,827)           (3,628)           (3,416)
   Interest income .........................................         227               212               674               398
   Interest expense ........................................        (715)             (861)           (1,529)           (1,238)
                                                                --------          --------          --------          --------
     Other income (expenses) ...............................      (2,185)           (2,476)           (4,483)           (4,256)
                                                                --------          --------          --------          --------

Net loss ...................................................    $(10,455)         $(11,389)         $(21,775)         $(23,260)
                                                                ========          ========          ========          ========

Basic and diluted net loss per Genzyme Tissue Repair
common share:
   Net loss ................................................    $  (0.52)         $  (0.86)         $  (1.08)         $  (1.76)
                                                                ========          ========          ========          ========

Weighted average shares outstanding ........................      20,159            13,238            20,080            13,208
                                                                ========          ========          ========          ========









     The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                           JUNE 30,
------------------------------------------------------------------------------------------------------------
                                                                                       1998             1997
                                                                                   --------         --------
OPERATING ACTIVITIES:
   Net loss ....................................................................   $(21,775)        $(23,260)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization .............................................      1,147            1,214
     Non-cash compensation expense .............................................         77               77
     Provision for bad debts ...................................................        257              135
     Accretion of debt discount ................................................        536              407
     Accrued interest/amortization on bonds ....................................        136                -
     Equity in net loss of joint venture .......................................      3,628            3,416
     Increase (decrease) in cash from working capital:
       Accounts receivable .....................................................       (965)            (739)
       Inventories .............................................................       (326)             366
       Prepaid expenses and other ..............................................       (453)             103
       Accounts payable and accrued expenses ...................................        253              803
       Due to Genzyme General ..................................................         20           (1,375)
                                                                                   --------         --------

         Net cash used by operating activities .................................    (17,465)         (18,853)

INVESTING ACTIVITIES:
   Investment in joint venture .................................................     (3,417)          (4,130)
   Sales and maturities of investments .........................................      7,539                -
   Purchase of property, plant and equipment ...................................       (108)            (183)
   Sale of property, plant and equipment .......................................     16,535              202
   Other .......................................................................         12             (487)
                                                                                   --------         --------

         Net cash provided (used) by investing activities ......................     20,561           (4,598)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ......................................      1,347            1,144
   Proceeds from issuance of convertible debenture .............................          -           13,000
   Cash allocated (to) from Genzyme General ....................................        (84)          13,977
   Other .......................................................................        (75)               -
                                                                                   --------         --------

         Net cash provided by financing activities .............................      1,188           28,121
                                                                                   --------         --------

Increase in cash and cash equivalents ..........................................      4,284            4,670
Cash and cash equivalents at beginning of period ...............................     21,120           16,230
                                                                                   --------         --------
Cash and cash equivalents at end of period .....................................   $ 25,404         $ 20,900
                                                                                   ========         ========








     The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for both GTR and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

       The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GTR is presented in these GTR unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.

3.     NEW ACCOUNTING PRONOUNCEMENTS
       For a discussion of new accounting pronouncements, see Note 2., "New Accounting Pronouncements", to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

4.     INVENTORIES
       (In thousands)

                                             June 30, 1998    December 31, 1997
                                             -------------    -----------------
       Raw materials......................       $  308              $  243
       Work-in-process....................        1,991               1,730
                                                 ------              ------
            Total ........................       $2,299              $1,973
                                                 ======              ======

5.     TRANSFER OF FACILITY
       In June 1998, the Genzyme Board approved the transfer of one of GTR's manufacturing facilities, including land, building and equipment, to Genzyme General for cash of approximately $16.5 million. GTR recognized a gain of approximately $0.7 million from this transfer, which was charged to division equity in June 1998.

6.     REVOLVING CREDIT FACILITY
       The disclosures related to amounts borrowed by GTR under Genzyme's Revolving Credit Facility are included in Note 4., "Revolving Credit Facility", to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

7.     EQUITY LINE OF CREDIT
       In June 1998, the Genzyme Board increased the amount of the equity line of credit available from Genzyme General to GTR from $13.0 million to $50.0 million. Under the terms of the equity line, GTR may draw down funds as needed on a quarterly basis in exchange for GTR Designated Shares.

8.     NET INCOME (LOSS) PER SHARE
       Note 6., "Net Income (Loss) per Share", to the Unaudited, Consolidated Financial Statements is incorporated herein by reference.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

9.     COMPREHENSIVE INCOME
       Effective January 1, 1998, GTR adopted SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information related to GTR in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive loss for GTR for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                       -------------------------         -------------------------
                                                           1998             1997             1998             1997
                                                       --------         --------         --------         --------
Genzyme Tissue Repair:
   Net loss ...................................        $(10,455)        $(11,389)        $(21,775)        $(23,260)
   Unrealized gain (loss) on investments ......               7                -                7                -
                                                       --------         --------         --------         --------
   Comprehensive loss..........................        $(10,448)        $(11,389)        $(21,768)        $(23,260)
                                                       ========         ========         ========         ========

GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS

                                                                                    JUNE 30,       DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                       1998               1997
---------------------------------------------------------------------------------------------------------------

                                     ASSETS

Current assets:
  Cash and cash equivalents .....................................................    $ 4,132            $15,010
  Short-term investments ........................................................      5,657              5,170
  Other .........................................................................      1,285                823
                                                                                     -------            -------
   Total current assets .........................................................     11,074             21,003

Equipment, net ..................................................................        867                487

Long-term investments ...........................................................          -              1,049
Intangibles, net ................................................................     23,157             30,688
Investment in joint venture .....................................................          -                574
                                                                                     -------            -------
   Total assets .................................................................    $35,098            $53,801
                                                                                     =======            =======

                        LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accrued expenses ..............................................................    $ 1,434            $ 2,015
  Due to Genzyme General ........................................................      5,540              5,434
  Deferred revenue ..............................................................      1,103              1,583
  Other .........................................................................          -                 18
                                                                                     -------            -------
   Total current liabilities ....................................................      8,077              9,050

Long-term debt ..................................................................          -              5,000
Convertible debentures, net .....................................................     19,124             17,024
Note payable to Genzyme General .................................................      2,658              2,582
Deferred tax liability ..........................................................      5,184              6,509
Other ...........................................................................        512                170
                                                                                     -------            -------
   Total liabilities ............................................................     35,555             40,335

Division equity .................................................................       (457)            13,466
                                                                                     -------            -------

   Total liabilities and division equity ........................................    $35,098            $53,801
                                                                                     =======            =======








    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       JUNE 30,                       JUNE 30,
-------------------------------------------------------------------------------------------------        -----------------------
                                                                              1998           1997            1998           1997
                                                                           -------        -------        --------        -------
Total revenues .....................................................       $ 1,689        $     -        $  4,506        $     -

Operating costs and expenses:
 Cost of revenues ..................................................         1,102              -           2,323              -
 Selling, general and administrative ...............................         2,003            166           3,155            275
 Research and development ..........................................         2,228          1,031           5,523          1,549
 Amortization of intangibles .......................................         3,045            228           6,070            228
 Charge for in-process technology ..................................             -          7,000               -          7,000
                                                                           -------        -------        --------        -------
  Total operating costs and expenses ...............................         8,378          8,425          17,071          9,052
                                                                           -------        -------        --------        -------

Operating loss .....................................................        (6,689)        (8,425)        (12,565)        (9,052)

Other income (expenses):
 Equity in loss of joint venture ...................................          (534)             -            (978)             -
 Interest income ...................................................           204              -             484              -
 Interest expense ..................................................        (1,090)           (17)         (2,252)           (17)
                                                                           -------        -------        --------        -------
  Total other income (expenses) ....................................        (1,420)           (17)         (2,746)           (17)
                                                                           -------        -------        --------        -------
Loss before income taxes ...........................................        (8,109)        (8,442)        (15,311)        (9,069)

Tax benefit ........................................................           662             50           1,324             50
                                                                           -------        -------        --------        -------

Net loss ...........................................................       $(7,447)       $(8,392)       $(13,987)       $(9,019)
                                                                           =======        =======        ========        =======

Basic and diluted net loss per Genzyme Molecular
  Oncology common share:
  Net loss .........................................................       $ (1.90)                      $  (3.56)
                                                                           =======                       ========

Weighted average shares outstanding ................................         3,929                          3,929
                                                                           =======                       ========

Pro forma basic and diluted net loss per Genzyme Molecular
  Oncology common share:
  Pro forma net loss ...............................................                      $ (2.14)                       $ (2.30)
                                                                                          =======                        =======

Pro forma shares outstanding .......................................                        3,929                          3,929
                                                                                          =======                        =======




    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                            JUNE 30,
------------------------------------------------------------------------------------------------------------
                                                                                        1998            1997
                                                                                    --------         -------

Operating Activities:
Net loss .......................................................................    $(13,987)        $(9,019)
Reconciliation of net loss to net cash used by operating activities:
      Depreciation and amortization ............................................       6,280             228
      Charge for in-process technology .........................................           -           7,000
      Deferred tax benefit .....................................................      (1,324)              -
      Accretion of debt conversion feature .....................................       1,412               -
      Equity in loss of joint venture ..........................................         978               -
      Accrued interest/amortization of marketable securities ...................          87               -
      Non-cash compensation expense ............................................          57               -
      Non-cash purchase price adjustments ......................................         747               -
      Increase (decrease) in cash from working capital changes:
         Other current assets ..................................................         (61)               -
         Accrued expenses, deferred revenue and other liabilities ..............        (309)            (33)
         Due to Genzyme General ................................................         182             430
                                                                                    --------         -------
         Net cash used by operating activities .................................      (5,938)         (1,394)

INVESTING ACTIVITIES:
   Acquisition of PharmaGenics, Inc. net of acquired cash ......................           -               9
   Purchases of investments ....................................................      (2,057)              -
   Maturities of investments ...................................................       2,539               -
   Acquisitions of equipment ...................................................        (502)              -
                                                                                    --------         -------
         Net cash provided (used) by investing activities ......................         (20)              9

FINANCING ACTIVITIES:
   Allocation of debt from Genzyme General .....................................           -           5,000
   Repayments of debt and leases ...............................................      (5,018)
   Parent company investment, Genzyme General ..................................           -           1,394
   Other .......................................................................          98               -
                                                                                    --------         -------
         Net cash provided (used) by financing activities ......................      (4,920)          6,394
                                                                                    --------         -------

Increase (decrease) in cash and cash equivalents ...............................     (10,878)          5,009
Cash and cash equivalents at beginning of period ...............................      15,010               -
                                                                                    --------         -------
Cash and cash equivalents at end of period .....................................    $  4,132         $ 5,009
                                                                                    ========         =======







    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     These unaudited, combined financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for both GMO and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   FINANCIAL INFORMATION
     Financial information specific to GMO is presented in these GMO unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.

3.   NEW ACCOUNTING PRONOUNCEMENTS
     For a discussion of new accounting pronouncements, see Note 2., "New Accounting Pronouncements," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

4.   REVOLVING CREDIT FACILITY
     In March 1998, GMO repaid the full $5.0 million allocated to it under the Revolving Credit Facility. See Note 4., "Revolving Credit Facility," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

5.   DUE TO JOINT VENTURE
     Pursuant to the funding commitment provided in the Collaboration Agreement relating to StressGen/Genzyme LLC, the joint venture between GMO, StressGen Biotechnologies Corporation ("StressGen") and the Canadian Medical Discoveries Fund, Inc. ("CMDF"), Genzyme and StressGen are obligated to fund the operations of StressGen/Genzyme LLC in equal portions after the initial $10.0 million (Canadian) of funding of StressGen/Genzyme LLC has been expended. As a result of this funding commitment, GMO records 50% of the losses of StressGen/Genzyme LLC for financial statement purposes. As of June 30, 1998, GMO's portion of the cumulative losses of StressGen/Genzyme LLC exceeded its initial capital contribution of $0.7 million and GMO has recorded $0.5 million as a noncurrent liability due to the joint venture.

6.   REGISTRATION STATEMENT
     In April 1998, GMO filed with the Securities and Exchange Commission an amended registration statement on Form S-3 (which has not yet become effective) covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option).

7.   NET LOSS PER SHARE
     Note 6., "Net Income (Loss) Per Share," to the Unaudited, Consolidated Financial Statements is incorporated herein by reference.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

8.   COMPREHENSIVE INCOME

     Effective January 1, 1998, GMO adopted SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information related to GMO in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive loss for GMO for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                    June 30,
                                                      ---------------------       ---------------------
                                                         1998         1997            1998         1997
                                                      -------       -------       --------      -------

     Net loss.....................................    $(7,447)      $(8,392)      $(13,987)     $(9,019)
     Unrealized gain (loss) on investments........          2             -              7            -
                                                      -------       -------       --------      -------
     Comprehensive loss...........................    $(7,445)      $(8,392)      $(13,980)     $(9,019)
                                                      =======       =======       ========      =======

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                                      JUNE 30,     DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                                                                           1998             1997
                                                                                     ----------       ----------
                                       ASSETS

Current assets:
   Cash and cash equivalents .....................................................   $  306,296       $  102,406
   Short-term investments ........................................................       43,722           51,259
   Accounts receivable, net.......................................................      137,749          118,277
   Inventories ...................................................................      135,788          139,681
   Prepaid expenses and other current assets .....................................       20,074           17,361
   Deferred tax assets - current .................................................       27,973           27,601
                                                                                     ----------       ----------
     Total current assets ........................................................      671,602          456,585

Property, plant and equipment, net ...............................................      385,409          385,348

Long-term investments ............................................................      159,490           92,676
Intangibles, net of accumulated amortization .....................................      266,849          271,275
Deferred tax assets - noncurrent .................................................       30,844           29,479
Investment in equity securities ..................................................       26,730           30,047
Other ............................................................................       34,013           30,043
                                                                                     ----------       ----------
     Total assets ................................................................   $1,574,937       $1,295,453
                                                                                     ==========       ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................   $   18,012       $   19,787
   Accrued expenses ..............................................................       71,065           72,103
   Income taxes payable ..........................................................       21,729           11,168
   Deferred revenue ..............................................................        1,103            1,800
   Current portion of long-term debt and capital lease obligations ...............       20,796              905
                                                                                     ----------       ----------
     Total current liabilities ...................................................      132,705          105,763

Long-term debt and capital lease obligations .....................................      103,167          140,978
Convertible debentures ...........................................................      282,759           29,298
Other ............................................................................        8,981            7,364
                                                                                     ----------       ----------
     Total liabilities ...........................................................      527,612          283,403

Stockholders' equity:
   Preferred Stock................................................................            -                -
   Genzyme General Division Common Stock, $.01 par value .........................          787              777
   Genzyme Tissue Repair Division Common Stock, $.01 par value ...................          203              199
   Genzyme Molecular Oncology Division Common Stock, $.01 par value ..............           39               39
   Treasury Stock - at cost ......................................................         (901)            (901)
   Additional paid-in capital - Genzyme General ..................................      911,403          895,340
   Additional paid-in capital - Genzyme Tissue Repair ............................      172,477          170,430
   Additional paid-in capital - Genzyme Molecular Oncology .......................       34,573           34,517
   Accumulated deficit ...........................................................      (55,466)         (76,346)
   Foreign currency translation adjustments ......................................      (12,605)         (12,449)
   Unrealized net gains (losses) on investments ..................................       (3,185)             444
                                                                                     ----------       ----------
     Total stockholders' equity ..................................................    1,047,325        1,012,050
                                                                                     ----------       ----------

     Total liabilities and stockholders' equity ..................................   $1,574,937       $1,295,453
                                                                                     ==========       ==========




  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                    ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Revenues:
    Net product sales ..........................................    $153,807        $131,636        $293,177        $259,792
    Net service sales ..........................................      18,627          16,949          36,871          33,692
    Revenue from research and development contracts ............       2,440           1,683           5,377           3,377
                                                                    --------        --------        --------        --------
        Total revenues .........................................     174,874         150,268         335,425         296,861

Operating costs and expenses:
    Cost of products sold ......................................      48,573          45,498          94,923          92,010
    Cost of services sold ......................................      12,425          12,114          24,255          24,286
    Selling, general and administrative ........................      55,907          47,047         108,483          94,373
    Research and development ...................................      27,016          21,592          52,567          41,684
    Amortization of intangibles ................................       6,093           3,392          12,065           6,588
    Charge for in-process technology ...........................           -           7,000               -           7,000
                                                                    --------        --------        --------        --------
      Total operating costs and expenses .......................     150,014         136,643         292,293         265,941
                                                                    --------        --------        --------        --------

Operating income ...............................................      24,860          13,625          43,132          30,920

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ............      (6,318)         (2,610)        (11,598)         (4,269)
    Gain on affiliate sale of stock ............................       2,369               -           2,369               -
    Minority interest ..........................................         860               -           1,724               -
    Investment income ..........................................       5,287           2,806           8,934           5,310
    Interest expense ...........................................      (5,156)         (2,597)         (9,122)         (5,255)
                                                                    --------        --------        --------        --------
       Total other income (expenses) ...........................      (2,958)         (2,401)         (7,693)         (4,214)
                                                                    --------        --------        --------        --------

Income before income taxes .....................................      21,902          11,224          35,439          26,706
Provision for income taxes .....................................      (8,806)         (6,955)        (14,559)        (13,070)
                                                                    --------        --------        --------        --------
Net income .....................................................    $ 13,096        $  4,269        $ 20,880        $ 13,636
                                                                    ========        ========        ========        ========








  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                    ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Attributable to Genzyme General:
   Net income ...................................................     24,960          18,755          44,257          35,482
   Tax benefit allocated from Genzyme Tissue Repair .............      3,390           4,327           7,796           8,838
   Tax benefit allocated from Genzyme Molecular Oncology ........      2,850             201           4,085             201
                                                                    --------        --------        --------        --------
   Net income attributable to GGD Stock .........................   $ 31,200        $ 23,283        $ 56,138        $ 44,521
                                                                    ========        ========        ========        ========

   Per Genzyme General common share - basic:
     Net income .................................................   $   0.40        $   0.31        $   0.72        $   0.59
                                                                    ========        ========        ========        ========

   Weighted average shares outstanding ..........................     78,524          76,065          78,223          75,856
                                                                    ========        ========        ========        ========

   Per Genzyme General common and common equivalent share
     - diluted:
     Net income .................................................   $   0.39        $   0.30        $   0.70        $   0.57
                                                                    ========        ========        ========        ========

   Adjusted weighted average shares outstanding .................     80,679          78,130          80,520          78,184
                                                                    ========        ========        ========        ========

Attributable to Genzyme Tissue Repair:
   Net loss .....................................................   $(10,455)       $(11,389)       $(21,775)       $(23,260)
                                                                    ========        ========        ========        ========

   Per GTR basic and diluted common share:
     Net loss ...................................................   $  (0.52)       $  (0.86)       $  (1.08)       $  (1.76)
                                                                    ========        ========        ========        ========

   Weighted average shares outstanding ..........................     20,159          13,238          20,080          13,208
                                                                    ========        ========        ========        ========

Attributable to Genzyme Molecular Oncology:
   Net loss .....................................................   $ (7,447)       $ (8,392)       $(13,987)       $ (9,019)
                                                                    ========        ========        ========        ========

   Per GMO basic and diluted common share:
     Net loss ...................................................   $(1.90)                         $  (3.56)
                                                                    ======                          ========

   Weighted average shares outstanding ..........................    3,929                             3,929
                                                                    ======                          ========

   Pro forma per GMO basic and diluted common share:
     Pro forma net loss .........................................                   $  (2.14)                       $  (2.30)
                                                                                    ========                        ========

   Pro forma weighted average shares outstanding ................                      3,929                           3,929
                                                                                    ========                        ========









  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                            JUNE 30,
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                      1998         1997
                                                                      ---------    ---------
    Net income .....................................................  $  20,880    $  13,636
    Reconciliation of net income to net
     cash provided by operating activities:
       Depreciation and amortization ...............................     30,274       16,272
       Non-cash compensation expense ...............................        165            -
       Accrued interest/amortization on bonds ......................     (1,818)         578
       Non-cash purchase price adjustments .........................        747            -
       Provision for bad debts and inventory .......................      3,393        2,395
       Deferred income tax benefit .................................     (1,324)           -
       Equity in net loss of unconsolidated affiliates .............     11,598        4,269
       Gain on affiliate sale of stock .............................     (2,369)           -
       Minority interest in net loss of affiliates .................     (1,724)           -
       Accretion of debt conversion feature ........................      1,948          407
       Purchase of in-process research and development .............          -        7,000
       Other .......................................................        162          579
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ......................................    (23,245)      (9,841)
          Inventories ..............................................      4,290      (12,828)
          Prepaid expenses and other current assets ................     (2,401)      (2,444)
          Accounts payable, accrued expenses and deferred revenue ..     10,055       (8,903)
                                                                      ---------    ---------
          Net cash provided by operating activities ................     50,631       11,120

INVESTING ACTIVITIES:
    Purchases of investments .......................................   (108,104)     (25,424)
    Sales and maturities of investments ............................     50,676       45,444
    Acquisitions of property, plant and equipment ..................    (18,148)     (16,074)
    Sale of property, plant and equipment ..........................        623          202
    Acquisitions, net of acquired cash and assumed liabilities .....     (8,324)           9
    Investment in joint ventures ...................................     (7,124)      (4,130)
    Repayment of loans by affiliates ...............................      2,019            -
    Other ..........................................................       (490)      (9,982)
                                                                      ---------    ---------
          Net cash used by investing activities ....................    (88,872)      (9,955)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .........................     18,003      101,936
    Proceeds from issuance of debt, net ............................    243,676       13,000
    Payments of debt and capital lease obligations .................    (19,086)    (102,798)
    Other ..........................................................      1,393            -
                                                                      ---------    ---------
          Net cash provided by financing activities ................    243,986       12,138

Effect of exchange rate changes on cash ............................     (1,855)      (1,657)
                                                                      ---------    ---------
Increase in cash and cash equivalents ..............................    203,890       11,646
Cash and cash equivalents at beginning of period ...................    102,406       93,450
                                                                      ---------    ---------
Cash and cash equivalents at end of period .........................  $ 306,296    $ 105,096
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

       The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     NEW ACCOUNTING PRONOUNCEMENTS
       In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities"
       ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. Genzyme has determined that adoption of SOP 98-5 will not have a material impact on its consolidated financial statements.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Genzyme will adopt SFAS 133 by January 1, 2000. Genzyme is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

3.     INVENTORIES (IN THOUSANDS)

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------

              Raw materials..................    $ 49,566           $ 48,392
              Work-in-process................      30,557             31,994
              Finished products..............      55,665             59,295
                                                 --------           --------
                         Total...............    $135,788           $139,681
                                                 ========           ========


4.     REVOLVING CREDIT FACILITY
       Genzyme has a Revolving Credit Facility with a syndicate of commercial banks administered by Fleet National Bank in the amount of $225.0 million. Amounts drawn under this facility may be allocated to either Genzyme General, GTR or GMO. In March 1998, GMO repaid the full $5.0 million of borrowings allocated to it under the Revolving Credit Facility and in June 1998, Genzyme General repaid $13.0 million of borrowings allocated to it under this facility. As of June 30, 1998, the Company had $100.0 million of debt outstanding under the Revolving Credit Facility, $82.0 million of which was allocated to Genzyme General and $18.0 million of which was allocated to GTR.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

5.     5.25% CONVERTIBLE SUBORDINATED NOTES
       In May 1998, Genzyme completed the private placement of the GGD Notes. The GGD Notes bear interest at 5.25% per annum and interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 1998. The GGD Notes are convertible, at any time at or before maturity (unless previously redeemed), into shares of GGD Stock at a conversion price of $39.60 per share, subject to adjustment in certain events. The GGD Notes may not be redeemed prior to June 10, 2001 and are redeemable, subject to certain subordination provisions, on such date and thereafter at the option of Genzyme, as a whole or from time to time in part, at the following prices (expressed as percentages of the principal amount) plus accrued interest to, but not including, the redemption date:
       102.63% if redeemed on or before May 31, 2002, 101.75% if redeemed between June 1, 2002 and May 31, 2003; 100.88% if redeemed between
       June 1, 2003 and May 31, 2004; and 100% if redeemed on or after June 1, 2004.

6.     NET INCOME (LOSS) PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                             Three Months Ended           Six Months Ended
                                                                                   June 30,                    June 30,
                                                                            ---------------------       ---------------------
                                                                               1998          1997          1998          1997
                                                                            -------       -------       -------       -------
       GENZYME GENERAL:
        Net income attributable to GGD Stock-basic and diluted ......       $31,200       $23,283       $56,138       $44,521
                                                                            =======       =======       =======       =======

        Shares used in net income per common share-basic ............        78,524        76,065        78,223        75,856
        Effect of dilutive securities:
           Employee and director stock options ......................         2,152         2,060         2,291         2,320
           Warrants .................................................             3             5             6             8
                                                                            -------       -------       -------       -------

        Dilutive potential common shares ............................         2,155         2,065         2,297         2,328
                                                                            -------       -------       -------       -------
        Shares used in net income per common share-diluted ..........        80,679        78,130        80,520        78,184
                                                                            =======       =======       =======       =======

        Net income per common share - basic .........................       $  0.40       $  0.31       $  0.72       $  0.59
                                                                            =======       =======       =======       =======

        Net income per common share - diluted .......................       $  0.39       $  0.30       $  0.70       $  0.57
                                                                            =======       =======       =======       =======

       Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three and six months ended June 30, 1998 and 1997. For the three months ended June 30, 1998 and 1997, such securities include options to purchase 3,829,926 and 5,173,854 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period. For the three months ended June 30, 1998 such securities also include (i) warrants to purchase 80,000 shares of GGD Stock exercisable as of June 30, 1998 with an exercise price greater than the average market price of GGD Stock during the three months ended June 30, 1998, and (ii) 6,313,131 shares of GGD

                      GENZYME CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


6.     NET INCOME (LOSS) PER SHARE (CONTINUED)
       Stock reserved in May 1998 for issuance upon conversion of the GGD Notes which were not included in the computation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share. For the six months ended June 30, 1998 and 1997, such securities include options to purchase 3,844,830 and 4,633,768 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period. For the six months ended June 30, 1998, such securities also include (i) warrants to purchase 80,000 shares of GGD Stock exercisable as of June 30, 1998 with an exercise price greater than the average market price of GGD Stock during the six months ended June 30, 1998; and (ii) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes which were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share.

       GTR:
         Basic net loss per GTR common share is the same as diluted net loss per GTR common share for each of the three and six months ended June 30, 1998 and 1997. Certain securities were not included in the computation of GTR's diluted earnings per share for each of these periods because they would have an anti-dilutive effect due to GTR's net loss for the relevant period. For the three months ended June 30, 1998 and 1997, these securities include: (i) options to purchase 3,244,098 and 2,382,203 shares, respectively, of GTR Stock; (ii) 822,508 and 3,142,921 GTR Designated Shares, respectively; and (iii) 2,577,245 shares of GTR Stock reserved for issuance upon conversion of a 5% convertible note due February 27, 2000 (the "GTR Note"). For the six months ended June 30, 1998 and 1997, these securities include: (i) options to purchase 2,977,643 and 2,438,621 shares, respectively, of GTR Stock; (ii) 828,141 and 2,550,611 GTR Designated Shares, respectively; and (iii) 2,577,245 shares of GTR Stock reserved for issuance upon conversion of the GTR Note.

       GMO:
         Historical loss per share information is presented for GMO for the three and six months ended June 30, 1998 but is omitted for the three and six months ended June 30, 1997 as there were no shares of GMO Stock outstanding prior to June 18, 1997. Pro forma net loss per share is disclosed for GMO for the three and six months ended June 30, 1997. The pro forma shares outstanding represent the shares issued to effect the merger of PharmaGenics, Inc. ("PharmaGenics") with and into Genzyme in June 1997.

         Basic net loss per GMO common share is the same as diluted net loss per GMO common share for the three and six months ended June 30, 1998. Pro forma basic net loss per Genzyme Molecular Oncology common share is the same as pro forma diluted net loss per share for the three and six months ended June 30, 1997. Certain securities were not included in the computation of GMO's diluted or pro forma diluted earnings per share for each of these periods because they would have an anti-dilutive effect due to GMO's net loss for the relevant period. These securities include for the three months ended June 30, 1998: (i) options to purchase 1,176,749 shares of GMO Stock; (ii) warrants to purchase 9,563 shares of GMO Stock at $8.04 per share; (iii) 3,475,915 shares of GMO Stock reserved for issuance upon conversion of a 6% convertible note due August 28, 2002 (the "GMO Debentures"); and (iv) 6,000,000 shares of GMO Stock which are not outstanding but are issuable for the benefit of Genzyme General or its stockholders ("GMO Designated Shares"). For the six months ended June 30, 1998 and 1997, these securities include:
         (i) options to purchase 1,023,527 shares of GMO Stock; (ii) warrants to purchase 9,563 shares of GMO Stock at $8.04 per share; (iii) 3,475,915 shares of GMO Stock reserved for issuance upon conversion of the GMO Debentures; and (iv) 6,000,000 GMO Designated Shares.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

7.     COMPREHENSIVE INCOME
       Effective January 1, 1998, Genzyme adopted SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive income for the three and six months ended June 30, 1998 and 1997, is as follows (in thousands):

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                        June 30,
                                                                       ------------------------        ------------------------
                                                                           1998            1997            1998            1997
                                                                       --------        --------        --------        --------
          Consolidated:
             Net income ........................................       $ 13,096        $  4,269        $ 20,880        $ 13,636
             Cumulative translation adjustment .................            542             117            (156)         (8,753)
             Unrealized gain (loss) on investments .............         (4,962)         (1,275)         (3,630)         (1,940)
                                                                       --------        --------        --------        --------
             Comprehensive income (loss) .......................       $  8,676        $  3,111        $ 17,094        $  2,943
                                                                       ========        ========        ========        ========

          Genzyme General:
             Net income ........................................       $ 31,200        $ 23,283        $ 56,138        $ 44,521
             Cumulative translation adjustment .................            542             117            (156)         (8,753)
             Unrealized gain (loss) on investments .............         (4,971)         (1,275)         (3,644)         (1,940)
                                                                       --------        --------        --------        --------
             Comprehensive income ..............................       $ 26,771        $ 22,125        $ 52,338        $ 33,828
                                                                       ========        ========        ========        ========

          Genzyme Tissue Repair:
             Net loss ..........................................       $(10,455)       $(11,389)       $(21,775)       $(23,260)
             Unrealized gain (loss) on investments .............              7               -               7               -
                                                                       --------        --------        --------        --------
             Comprehensive loss ................................       $(10,448)       $(11,389)       $(21,768)       $(23,260)
                                                                       ========        ========        ========        ========

          Genzyme Molecular Oncology:
             Net loss ..........................................       $ (7,447)       $ (8,392)       $(13,987)       $ (9,019)
             Unrealized gain (loss) on investments .............              2               -               7               -
                                                                       --------        --------        --------        --------
             Comprehensive loss ................................       $ (7,445)       $ (8,392)       $(13,980)       $ (9,019)
                                                                       ========        ========        ========        ========


8.     REGISTRATION STATEMENT
       In April 1998, GMO filed with the Securities and Exchange Commission an amended registration statement on Form S-3 (which has not yet become effective) covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon the exercise of the underwriters' over-allotment option).

9.     SUBSEQUENT EVENTS
       On July 1, 1998, Genzyme completed the sale of the primary assets of its research products business to TECHNE. The purchase price consisted of $24.8 million in cash, approximately 987,000 shares of TECHNE common stock, and royalties on TECHNE's biotechnology group sales for the next five years. Royalty income will be recorded as earned.

       On July 17, 1998, Genzyme made an equity investment in Pharming of approximately $14.0 million at NLG 33.33 per share for a total of 852,307 shares of Pharming common stock. The investment will be accounted for under the cost method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

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

RESULTS OF OPERATIONS

   GENZYME CORPORATION

     REVENUES
     Total revenues for the three and six months ended June 30, 1998 increased 16% and 13% to $174.9 million and $335.4 million, respectively, from $150.3 million and $296.9 million, respectively, in the corresponding periods of 1997.

     Product revenues consist solely of sales by Genzyme General. Product revenues for the three months ended June 30, 1998 increased 17% to $153.8 million from $131.6 million in the comparable period of 1997. For the six months ended June 30, 1998, product revenues increased 13% to $293.2 million from $259.8 million in the same period of 1997. The increase during both periods was primarily due to the increased sales of Cerezyme[R] enzyme.

     Service revenues consist primarily of genetic testing services performed by Genzyme General, sales of GTR's Carticel[TM] autologous cultured chondrocyte ("Carticel[TM] AuCC") and Epicel[SM] services as well as sales of GMO's SAGE[TM] differential gene expression technology ("SAGE[TM]") services. For the three months ended June 30, 1998, service revenues increased 10% to $18.6 million from $16.9 million for the corresponding period of 1997. Service revenues were $36.9 million for the six months ended June 30, 1998, an increase of 9% over service revenues of $33.7 million for the six months ended June 30, 1997. Service sales increased for the three and six months ended June 30, 1998 due primarily to increased sales of both GTR's Carticel[TM] AuCC and Epicel[TM] services and the addition of sales of GMO's SAGE[TM] services in each period, offset in part by slight reductions in genetic testing service revenue in each period. GMO added $0.3 million and $1.2 million of service revenue in the three and six months ended June 30, 1998, respectively, for which there were no comparable amounts in the same periods of 1997.

     International sales as a percentage of total product and service sales for the three and six months ended June 30, 1998 increased to 41% in each such period from 37% for each of the corresponding periods of 1997. The increases in international sales in these periods are due primarily to increases in the combined international sales of Cerezyme[R] enzyme and Ceredase[R] enzyme of 27% in the three months ended June 30, 1998 and 29% in the six months ended June 30, 1998, as well as increased European sales of Carticel[TM] AuCC.

     MARGINS AND OPERATING EXPENSES
     Gross margins for the quarters ended June 30, 1998 and 1997 were 65% and 61%, respectively, and 64% and 60% for the six months ended June 30, 1998 and 1997, respectively, primarily due to increased sales of Cerezyme[R] enzyme. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for both the three and six months ended June 30, 1998 were 68% compared to 65% for each of the same periods of 1997. The increase in product margins in both periods is primarily due to increased sales volume of Cerezyme[R] enzyme. Service margins for the three months ended June 30, 1998 were 33%, as compared to 29% for the three months ended June 30, 1997, and 34% for the six months ended June 30, 1998 as compared to 28% for the corresponding period of 1997. The increase in service margins for the three and six month periods ended June 30, 1998 resulted primarily from increased service margins for GTR attributable to higher sales volume and related efficiencies in the manufacturing process of Carticel[TM] AuCC, the continued consolidation of facilities and services relating to Genzyme General's genetic testing services and the addition of GMO's SAGE[TM] service sales for which there were no comparable amounts in the corresponding periods of 1997.

     Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three months ended June 30, 1998 were $62.0 million as compared to $50.4 million for the same period in 1997, an increase of 23%. SG&A expenses and amortization of intangibles for the six months ended June 30, 1998 increased 19% to $120.5 million from $101.0 million in the corresponding period of 1997. The increase for both periods was due primarily to increased staffing in support of the growth in several product lines, and GMO's amortization of intangibles in the three and six months ended June 30, 1998 of $3.0 million and $6.1 million, respectively, for which there were no comparable amounts in the same periods of last year.

     Research and development expenses for the three months ended June 30, 1998 were $27.0 million compared to $21.6 million for the three months ended June 30, 1997, an increase of 25%, due primarily to additional research and development expenses resulting from (i) the consolidation of the results of ATIII LLC, the joint venture between Genzyme and GTC for the development and commercialization of transgenic recombinant human antithrombin III ("ATIII"), for which there were no comparable amounts in the corresponding period of 1997, and (ii) increased spending on GMO's SAGE[TM] services, gene therapy and drug discovery programs. For the six months ended June 30, 1998, research and development expenses were $52.6 million compared to $41.7 million for the same period of 1997, an increase of 26%, due primarily to additional research and development expenses from the consolidation of the results of ATIII LLC for which there were no comparable amounts in the same period of 1997, increased spending on GMO's SAGE[TM] services, gene therapy and drug discovery programs and increases in GTR's research and development spending.

     OTHER INCOME AND EXPENSES

     Other income and expenses for the three months ended June 30, 1998 was a net expense of $3.0 million compared to a net expense of $2.4 million in the three months ended June 30, 1997. The increase is primarily due to increased losses from unconsolidated affiliates. Equity in net loss of Genzyme's unconsolidated affiliates increased from $2.6 million for the three months ended June 30, 1997 to $6.3 million for the three months ended June 30, 1998. The change is primarily due to (i) increased losses from GTC and (ii) Genzyme's portion of the losses resulting from Genzyme's joint venture with GelTex Pharmaceuticals, Inc. ("GelTex") for the development and commercialization of RenaGel[R] non-absorbed phosphate binder ("RenaGel LLC") which was established on June 17, 1997. These losses were offset by a gain of $2.4 million on Genzyme's investment in GTC, due to issuance of GTC's Common Stock, which was recorded in the three months ended June 30, 1998. For the three months ended June 30, 1998, Genzyme recorded minority interest of $0.9 million, representing GTC's portion of the results of ATIII LLC for the period then ended.

     Other income and expenses for the six months ended June 30, 1998 was a net expense of $7.7 million compared to a net expense of $4.2 million in the six months ended June 30, 1997. The increase is primarily due to increased losses from unconsolidated affiliates. Equity in net loss of Genzyme's unconsolidated affiliates increased from $4.3 million for the six months ended June 30, 1997 to $11.6 million for the six months ended June 30, 1998. The change is primarily due to increased losses from GTC and Genzyme's portion of the losses of RenaGel LLC. These losses were offset in part by a gain of $2.4 million on Genzyme's investment in GTC, due to issuance of GTC's Common Stock, which was recorded in June 1998. For the six months ended June 30, 1998, Genzyme recorded minority interest in the results of ATIII LLC of $1.7 million, representing GTC's portion of the losses of the joint venture for the first six months of 1998.

     The tax provisions for the three and six months ended June 30, 1998 and 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, the use of a foreign sales corporation to effect overseas sales, nondeductible amortization of intangibles, tax credits and Genzyme's share of the losses of unconsolidated subsidiaries. The effective tax rate increased slightly to 40.2% and 41.1% for the three and six months ended June 30, 1998, respectively, from 38.4% and 38.9%, respectively, for the corresponding period in 1997 due to higher nondeductible intangible amortization and losses from unconsolidated subsidiaries.

   GENZYME GENERAL
     REVENUES
     Total revenues for the three and six months ended June 30, 1998 increased 14% and 11% to $169.0 million and $323.1 million, respectively, from $147.6 million and $292.2 million, respectively, in the corresponding periods of 1997.

     Product revenues for the three and six months ended June 30, 1998 increased 17% and 13% to $153.8 million and $293.2 million, respectively, from $131.6 million and $259.8 million, respectively, in the comparable periods of 1997.

     Revenues for the Therapeutics business unit consisted primarily of sales of Cerezyme[R] enzyme and Ceredase[R] enzyme and increased 25% and 24% to $102.5 million and $198.1 million for the three and six months ended June 30, 1998, respectively, from $81.8 million and $160.4 million, respectively, in the corresponding periods in 1997 due to strong international sales and the market launch of Cerezyme[R] enzyme in Japan. Cerezyme[R] enzyme sales accounted for 83% of the combined revenues for the two products during the second quarter of 1998. Combined revenues for Cerezyme[R] enzyme and Ceredase[R] enzyme for the three and six months ended June 30, 1998 were $98.6 million and $192.1 million, respectively, as compared to $80.3 million and $156.7 million, respectively, for the same periods of 1997. Genzyme General's results of operations are highly dependent on these products, which together represented 64% and 66% of product sales for the three and six months ended June 30, 1998, respectively, compared to 61% and 60%, respectively, in the corresponding periods of last year.

     Revenues for the Surgical Products business unit increased 2% to $29.0 million in the three months ended June 30, 1998 from $28.4 million in the corresponding period of last year due primarily to increased sales of Seprafilm[R] bioresorbable membrane, offset in part by an 18% decrease in sales of fluid management products. During the quarter, Genzyme obtained reimbursement approval from the Japanese Ministry of Health and Welfare for the use of Seprafilm[R] bioresorbable membrane in gynecological surgery. Based on this approval, Genzyme General's marketing partner in Japan, Kaken Pharmaceutical Co., Ltd., can begin selling Seprafilm[R]. In addition, clinical trials in Japan of Seprafilm[R] for use in abdominal surgery are progressing, and Genzyme expects to file for reimbursement approval in Japan for this indication in late 1998 or early 1999. For the six months ended June 30, 1998, Surgical Products' revenues declined 4% to $54.5 million from $57.0 million despite stronger sales of Seprafilm[R] bioresorbable membrane due primarily to a 16% reduction in sales of fluid management products in comparison to the same period of 1997.

     Revenues for the Diagnostics business unit increased 2% to $31.3 million for the three months ended June 30, 1998 from $30.7 million in the same period of last year. For the six months ending June 30, 1998, Diagnostics' revenues declined to $61.8 million from $62.3 million in the corresponding period of 1997 due primarily to a reduction in genetic testing revenues, offset in part by increased sales of diagnostic products.

     International sales as a percentage of total product and service sales for the three and six months ended June 30, 1998 increased to 42% in each such period from 37% for each of the corresponding periods of 1997. The increase in international sales for the three and six months ended June 30, 1998 is due primarily to increases in the international sales of Cerezyme[R] enzyme.

     MARGINS AND OPERATING EXPENSES
     Gross margins for the quarters ended June 30, 1998 and 1997 were 66% and 63%, respectively, and 65% and 62% for the six months ended June 30, 1998 and 1997, respectively, due primarily to increased Cerezyme[R] enzyme sales. Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for both the three and six months ended June 30, 1998 were 68% compared to 65% for each of the same periods of 1997. The increase in product margins in both periods is primarily due to increased sales volume of Cerezyme[R] enzyme. Genetic testing service margins for the three and six months ended June 30, 1998 increased to 39% and 40%, respectively, in comparison to 37% for both of the corresponding periods of 1997, due primarily to the continued consolidation of facilities and services.

     SG&A expenses and amortization of intangibles for the three months ended June 30, 1998 were $51.2 million as compared to $44.0 million for the same period in 1997, an increase of 16%. SG&A expenses and amortization of intangibles for the six months ended June 30, 1998 increased 13% to $99.5 million from $88.0 million in the corresponding period of 1997. The increase for both periods was due primarily to increased staffing in support of the growth in several product lines.

     Research and development expenses for the three months ended June 30, 1998 were $21.1 million compared to $19.0 million for the three months ended June 30, 1997, an increase of 11%, due primarily to $2.5 million of additional research and development expenses resulting from the consolidation of the results of ATIII LLC and for which there were no comparable amounts in the same period of 1997. This increase was partially offset by a decrease in Genzyme General's research and development spending of $0.4 million. For the six months ended June 30, 1998, research and development expenses were $39.5 million compared to $36.3 million for the same period of 1997, an increase of 9%, due primarily to $5.0 million of research and development expenses resulting from the consolidation of the results of ATIII LLC for which there were no comparable amounts in the corresponding period of 1997, offset partially by a decrease in Genzyme General's research and development spending of $1.8 million.

     OTHER INCOME AND EXPENSES
     Other income and expenses for the three months ended June 30, 1998 was a net other income of approximately $647,000 compared to net other income of approximately $92,000 in the three months ended June 30, 1997. The increase is primarily due to increased interest income due to higher average cash balances, offset in part by increased losses from unconsolidated affiliates and increased interest expense. Equity in net loss of Genzyme's unconsolidated affiliates increased from $0.8 million in the three months ended June 30, 1997 to $4.1 million for the three months ended June 30, 1998. The change is primarily due to increased losses from GTC and Genzyme's portion of the losses of RenaGel LLC, which was established on June 17, 1997. These losses were offset by a gain on Genzyme General's investment in GTC, due to issuance of GTC's Common Stock, of approximately $2.4 million which was recorded in the three months ended June 30, 1998. Interest expense for the three months ended June 30, 1998 increased to $3.4 million from $1.7 million in the same period of 1997 due to additional interest expense recorded resulting from the issuance of the GGD Notes in May 1998. For the three months ended June 30, 1998, Genzyme recorded minority interest of $0.9 million, representing GTC's portion of the results of ATIII LLC for the period then ended.

     Other income and expenses for the six months ended June 30, 1998 was a net expense of approximately $464,000 compared to a net other income of approximately $59,000 in the six months ended June 30, 1997. The change is primarily due to increased losses from unconsolidated affiliates and increased interest expense, offset in part by increased interest income due to higher average cash balances. Equity in net loss of Genzyme's unconsolidated affiliates increased from $0.9 million for the six months ended June 30, 1997 to $7.0 million for the six months ended June 30, 1998. The change is primarily due to increased losses from GTC and Genzyme's portion of the losses of RenaGel LLC. These losses were offset by a $2.4 million gain on Genzyme General's investment in GTC, due to issuance of GTC's common stock, which was recorded in the three months ended June 30, 1998. Interest expense for the six months ended June 30, 1998 increased to $5.3 million from $4.0 million in the same period of 1997 due to additional interest expense recorded as a result of the issuance of the GGD Notes in May 1998. For the six months ended June 30, 1998 Genzyme recorded minority interest in the results of ATIII LLC of $1.7 million, representing GTC's portion of the losses of the joint venture for the first six months of 1998.

     The tax provisions for the three and six months ended June 30, 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, the use of a foreign sales corporation to effect overseas sales, nondeductible amortization of intangibles, tax credits and Genzyme General's share of the losses of unconsolidated subsidiaries. The effective tax rate for the three months ended June 30, 1998 was 37.9%, a slight decrease from 38.1% for the same period of 1997. For the three months ended June 30, 1998, tax benefits allocated from GTR and GMO of $3.4 million and $2.9 million, respectively, reduced Genzyme General's tax rate to 22.4% and in the corresponding period of 1997, tax benefits allocated from GTR and GMO of $4.3 million and $0.2 million, respectively, reduced Genzyme General's tax rate to 23.1%. The effective tax rate for the six months ended June 30, 1998 increased slightly to 38.6% from 38.4% in the same period of 1997. For the six months ended June 30, 1998, tax benefits allocated from GTR and GMO of $7.8 million and $4.1 million, respectively, reduced Genzyme General's tax rate to 22.1% and in the corresponding period of 1997, tax benefits allocated from GTR and GMO of $8.8 million and $0.2 million, respectively, reduced Genzyme General's tax rate to 22.8%.

   GENZYME TISSUE REPAIR

     REVENUES
     Service revenues for the three and six months ended June 30, 1998 were $4.3 million and $8.0 million, respectively, representing increases of 64% and 71% over the same periods in 1997. Sales of Carticel[TM] AuCC were $2.5 million and $5.0 million for the three and six months ended June 30, 1998 as compared to $1.6 million and $2.7 million for the three and six months ended June 30, 1997, representing increases of 60% and 85%, respectively. The growth in Carticel[TM] AuCC sales is primarily attributable to increased market penetration and the number of orthopedic surgeons trained in the technique as well as an increase in reimbursement and policy coverage by insurance companies following approval by the FDA of GTR's biologics license application in August 1997 for Carticel[TM] AuCC (the "BLA"). Sales of the Epicel[TM] service increased 69% and 53% to $1.8 million and $3.0 million in the three and six months ended June 30, 1998, respectively, from $1.1 million and $1.9 million in the same periods of 1997, in each case due to improvements in marketing and reimbursement efforts.

     MARGINS AND OPERATING EXPENSES
     GTR's gross margins for the three and six months ended June 30, 1998 were 13% and 12%, respectively, as compared to the three and six months ended June 30, 1997, when the cost of services sold exceeded revenues by 18% and 29%, respectively. These improvements in service margins are primarily attributable to the higher sales volumes and efficiencies gained in the manufacturing process.

     SG&A expenses were $6.0 million and $12.3 million for the three and six months ended June 30, 1998, respectively, as compared to $6.2 million and $12.7 million in the comparable periods of last year, representing decreases of 3% in both periods. The decreases are attributable to decreased marketing costs for Carticel[TM] AuCC. GTR incurs direct SG&A charges as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of GTR. In the three and six months ended June 30, 1998, $1.7 million and $3.4 million, respectively, of SG&A services were provided by Genzyme General as compared to $2.0 million and $4.1 million for the same periods of 1997. These changes were due to decreases in expenses incurred in connection with the marketing of Carticel[TM] AuCC and the costs incurred in the first quarter of 1997 related to filing of the BLA for Carticel[TM] AuCC with the FDA.

     Research and development expenses for the three and six months ended
     June 30, 1998 were $2.8 million and $5.9 million, respectively, compared to $2.2 million and $5.0 million in the comparable periods of 1997. The increases were primarily due to spending on Carticel[TM] AuCC. In the three and six months ended June 30, 1998, $2.3 million and $4.5 million, respectively, of research and development services were provided to GTR by Genzyme General, compared to $1.8 million and $3.7 million in the same periods of 1997 due to increased support for the various Carticel[TM] programs.

     OTHER INCOME AND EXPENSES
     Interest income was $0.2 million for both the three months ended June 30, 1998 and June 30, 1997 and increased to $0.7 million for the six months ended June 30, 1998 from $0.4 million for the same period of 1997. These increases were due primarily to higher average cash balances during the first quarter of 1998.

     Interest expense was $0.7 million and $1.5 million for the three and six months ended June 30, 1998, respectively, as compared to $0.9 million and $1.2 million for the same periods of 1997. The changes in interest expense were the result of interest and accretion of the conversion feature related to the March 1997 addition of $13.0 million of debt from the GTR Note.

     On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between GTR and Diacrin, Inc. to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. Under the terms of the joint venture agreement, GTR provided 100% of the initial $10.0 million of the funding requirements and will provide 75% of the next $40.0 million of funding requirements for products to be developed by the joint venture. Thereafter, all costs will be shared equally by the two parties. In the three and six months ending June 30, 1998, GTR provided $1.4 million and $3.4 million, respectively, of funding to, and realized net losses of $1.7 million and $3.6 million, respectively, from the joint venture as compared to funding of $2.3 million and $4.1 million, respectively, and net losses of $1.8 million and $3.4 million, respectively, for the corresponding periods in 1997. The decreased funding is due primarily to the reduction of GTR's funding obligation of the expenses incurred by Diacrin/Genzyme LLC from 100% to 75%.

   GENZYME MOLECULAR ONCOLOGY

     REVENUES
     GMO recorded service revenues of $0.3 million and $1.2 million for the three and six months ended June 30, 1998, respectively. Service revenues consisted of SAGE[TM] service contracts primarily with third parties. GMO also recorded research and development revenues of $1.4 million and $3.3 million in the three and six months ended June 30, 1998, respectively, as compared to no revenues in the corresponding periods in 1997. These revenues consisted of gene therapy research and development contracts with strategic partners and work performed on behalf of StressGen/Genzyme LLC.

     MARGINS AND OPERATING EXPENSES
     For the three and six months ended June 30, 1998, GMO recorded cost of revenues of $1.1 million and $2.3 million, respectively. There were no similar amounts in the corresponding periods in 1997. Cost of revenues consisted of work performed related to the development of gene therapies on behalf of StressGen/Genzyme LLC, as well as development efforts attributable to gene therapy and SAGE[TM] contracts with third parties.

     GMO recorded $2.0 million and $3.2 million of SG&A expenses in the three and six months ended June 30, 1998, respectively, as compared to $0.2 and $0.3 million in the comparable periods in 1997. The increases from 1997 are due primarily to increased administrative support corresponding with the growth of GMO's business in the areas of gene therapy and drug discovery. The increases are also attributable to legal fees related to patents.

     Research and development expenses incurred by GMO in the three and six months ended June 30, 1998 were $2.2 million and $5.5 million, respectively, compared to $1.0 million and $1.5 million in the same periods of 1997. The increases in research and development costs relate to increases in research personnel and other costs associated with the continued development of GMO's drug discovery, gene therapy, and SAGE[TM] programs.

     GMO's amortization of intangibles for the three and six months ended June 30, 1998 were $3.0 million and $6.1 million, respectively, as compared to $0.2 million during the same periods in 1997. Amortization of intangibles is attributable to certain intangible assets acquired in connection with the acquisition of PharmaGenics on June 18, 1997.

     In the second quarter of 1997, GMO recorded a $7.0 million charge resulting from the value assigned to PharmaGenics programs which were still in the developmental stage and for which there was no alternative use. There were no similar amounts in 1998.

     OTHER INCOME AND EXPENSES
     Interest income and interest expense were $0.2 million and $1.1 million, respectively, for the three months ended June 30, 1998, and were $0.5 million and $2.3 million, respectively, for the six months ended June 30, 1998. In the comparable periods in 1997, GMO's interest expense was $17,000. The interest income results from higher average cash balances due to the issuance of the GMO Debentures. The interest expense consists of interest and the related accretion of the conversion feature of the GMO Debentures.

     On July 31, 1997, StressGen/Genzyme LLC was established as a joint venture among Genzyme, StressGen and CMDF to develop stress gene therapies for the treatment of cancer. GMO recorded an equity in the loss of StressGen/Genzyme LLC of $0.5 million and $1.0 million in the three and six months ended June 30, 1998, respectively.

     GMO recorded a tax benefit of $0.7 million and $1.3 million for the three and six months ended June 30, 1998, respectively, from the amortization of the deferred tax liability established upon the acquisition of PharmaGenics.

LIQUIDITY AND CAPITAL RESOURCES

   GENZYME CORPORATION AND SUBSIDIARIES
     As of June 30, 1998, Genzyme had cash, cash equivalents, and short- and long-term investments of $509.5 million, an increase of $263.2 million from December 31, 1997. Operating and financing activities provided $50.6 million and $244.0 million of cash, respectively, investing activities used $88.9 million and fluctuations in exchange rates caused a reduction in cash of $1.9 million. In the six months ended June 30, 1998, financing activities provided $18.0 million of cash proceeds from the exercise of stock options and $243.7 million from the issuance of debt, net of underwriters' fees and debt offering costs of approximately $6.3 million, and used $19.1 million for the repayment of debt and capital lease obligations. At June 30, 1998, $100.0 million was outstanding under the Revolving Credit Facility, of which $82.0 million was allocated to Genzyme General and $18.0 million was allocated to GTR. In the six months ended June 30, 1998, investing activities provided $2.0 million of cash from the repayment of loans by affiliates and $0.6 million from the sale of property, plant and equipment. Investing activities used $57.4 million of cash for the investment portfolio; $18.1 million of cash to fund capital expenditures; $7.1 million of cash to fund Genzyme's investments in joint ventures; $8.3 million of cash to fund acquisitions for the Diagnostics business unit's genetic testing services group; and $0.5 million to fund other noncurrent assets.

     In May 1998, Genzyme completed the private placement of the GGD Notes resulting in net proceeds (after giving effect to the initial purchasers' discount and offering costs) to Genzyme of $243.7 million. The GGD Notes bear interest at 5.25% per annum and interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 1998. The GGD Notes are convertible, at any time at or before maturity (unless previously redeemed) into shares of GGD Stock at a conversion price of $39.60 per share, subject to adjustment in certain events. The GGD Notes may not be redeemed prior to June 10, 2001 and are redeemable, subject to certain subordination provisions, on such date and thereafter at the option of Genzyme, as a whole or from time to time in part, at the following prices (expressed as percentages of the principal amount) plus accrued interest to, but not including, the redemption date: 102.63% if redeemed on or before May 31, 2002; 101.75% if redeemed between June 1, 2002 and May 31, 2003; 100.88% if redeemed between June 1, 2003 and May 31, 2004; and 100% if redeemed on or after June 1, 2004.

   GENZYME GENERAL
     As of June 30, 1998, Genzyme had cash, cash equivalents, and short- and long-term investments of $471.2 million, an increase of $278.0 million from December 31, 1997. Operating and financing activities provided $74.0 million and $247.7 million of cash, respectively, investing activities used $109.4 million and fluctuations in exchange rates caused a reduction in cash of $1.9 million. In the six months ended June 30, 1998, financing activities provided

     $16.7 million of cash proceeds from the exercise of stock options and $243.7 million from the issuance of the GGD Notes, net of underwriters' fees and debt offering costs of approximately $6.3 million, and used $14.1 million for the repayment of debt and capital lease obligations. At June 30, 1998, $82.0 million of funds allocated to Genzyme General under the Revolving Credit Facility remained outstanding. In the six months ended June 30, 1998, investing activities provided $2.0 million of cash from the repayment of loans by affiliates and $0.6 million from the sale of property, plant and equipment. Investing activities used a net of $65.4 million of cash for the investment portfolio; $34.0 million of cash to fund capital expenditures; $3.7 million of cash to fund Genzyme's investments in joint ventures; $8.3 million of cash to fund acquisitions for the Diagnostics business unit's genetic testing services group; and $0.5 million to fund other noncurrent assets.

     In May 1998, the GGD Notes and related cash proceeds, net of approximately $6.3 million of underwriters' fees and debt offering costs were allocated to Genzyme General.

     In June 1998, the Genzyme Board increased the amount of the equity line of credit available from Genzyme General to GTR from $13.0 million to $50.0 million. Under the terms of the equity line, GTR may draw down funds as needed on a quarterly basis in exchange for GTR Designated Shares.

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

   GENZYME TISSUE REPAIR
     As of June 30, 1998, GTR had cash, cash equivalents and short-term investments of $28.5 million, a decline of $3.4 million from December 31, 1997. In the six months ended June 30, 1998, GTR used $17.5 million of cash for operations. Investing activities provided $20.6 million of cash which consisted of $16.5 million from the transfer of property to Genzyme General and $7.5 million from the sale and maturity of investments, offset by $3.4 million used to fund GTR's investment in Diacrin/Genzyme LLC. Financing activities provided $1.2 million of cash which included $1.3 million of cash proceeds from employee stock plans.

     As of June 30, 1998, $18.0 million of funds allocated to GTR in December 1996 under the Revolving Credit Facility remained outstanding.

     Management of GTR believes its available cash and investments will be sufficient to finance planned operations and capital requirements through 1998. In June 1998, the Genzyme Board increased the amount of the equity line of credit available from Genzyme General to GTR from $13.0 million to $50.0 million. Under the terms of the equity line, GTR may draw down funds as needed on a quarterly basis in exchange for GTR Designated Shares. The rate of exchange will be determined by dividing the draw down amount by the average market value of a share of GTR Stock during the 20 trading days prior to the date the funding is drawn down. Management of GTR does not anticipate that it will need to draw down funds from the equity line until 1999. GTR may need to raise significant additional capital in order to continue operations at current levels beyond 1999. GTR's plans to raise additional capital include the consideration of the sale of additional equity securities, additional borrowings, strategic alliances with third parties to fund further development and marketing of Carticel(TM) AuCC and TGF[beta-2] for the treatment of chronic skin ulcers and other business transactions that would generate capital resources to assure continuation of GTR's operations and research programs. If these initiatives are not successful, GTR may be required to delay, scale back or eliminate certain of its programs, or to license third parties to commercialize technologies or products that GTR would otherwise undertake itself.

   GENZYME MOLECULAR ONCOLOGY
     As of June 30, 1998, GMO had cash, cash equivalents, and short- and long-term investments of $9.8 million, a decrease of $11.4 million from December 31, 1997. GMO used $5.9 million for operations. Financing activities used $4.9 million of cash, which was primarily the repayment of $5.0 million which had been allocated to GMO under the Revolving Credit Facility. GMO also has $5.0 million available under an equity line of credit (the "GMO Equity Line") from Genzyme General.

     Management of GMO currently believes that existing cash balances, revenues generated from SAGE[TM] agreements, committed research funding from collaborators and cash available for allocation to GMO from Genzyme General pursuant to the GMO Equity Line will enable GMO to maintain its current and planned operations through 1999. In April 1998, GMO filed with the Securities and Exchange Commission an amended registration statement (which has not yet become effective) on Form S-3 covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option). There can be no assurance, however, that the initial public offering of GMO Stock will be completed. Upon successful completion of the offering, the GMO Equity Line will terminate. Management of GMO anticipates that if the initial public offering is completed, the proceeds from the offering, together with GMO's existing cash balances, revenues from SAGE[TM] agreements and committed research funding from collaborators would be sufficient to fund GMO's operations through the end of 1999. Substantial additional funds will be required to complete development and commercialization of GMO's products and services (other than SAGE[TM] services). In addition, GMO's cash requirements may vary materially from those now planned as a result of numerous factors, including progress of GMO's research and development programs, achievement of milestones under strategic alliance arrangements, the ability of GMO to establish and maintain additional strategic alliances and licensing arrangements, the progress of development efforts of GMO's strategic partners, competing technological and market developments, the costs involved in enforcing patent claims and other intellectual property rights and the cost and timing of regulatory approvals. Insufficient funds may require GMO to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that GMO would otherwise undertake itself.

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5. SOP 98-5 requires all costs of start-up activities (as defined by the SOP) to be expensed as incurred. Genzyme has not assessed the impact of SOP 98-5 on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Genzyme will adopt SFAS 133 by January 1, 2000. Genzyme is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

SUBSEQUENT EVENTS -- GENZYME GENERAL
     On July 1, 1998, Genzyme completed the sale of the primary assets of its research products business to TECHNE. The purchase price consisted of $24.8 million in cash, approximately 987,000 shares of TECHNE common stock, and royalties on TECHNE's biotechnology group sales for the next five years. Royalty income will be recorded as earned.

     On July 17, 1998, Genzyme made an equity investment in Pharming Group N.V., a Dutch publicly traded company, of approximately $14.0 million at NLG
     33.33 per share for a total of 852,307 shares of Pharming Group N.V. common stock. The investment will be accounted for under the cost method of accounting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Not applicable.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1998


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The information concerning the GGD Notes set forth in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the second paragraph under the heading "Liquidity and Financial Resources -- Genzyme Corporation and Subsidiaries" is incorporated herein by reference. The GGD Notes were sold to Credit Suisse First Boston, Cowen & Company and Goldman, Sachs & Co. (the "Initial Purchasers"). Genzyme believes that the sale of the GGD Notes to the Initial Purchasers qualifies as a transaction by an issuer not involving a public offering within the meaning of
Section 4(2) of the Securities Act (the "Act") based on the manner of offering (a negotiated sale to a limited number of "qualified institutional buyers" (as defined in Rule 501 of the Act) without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to Genzyme.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         I. The Company held an annual meeting of stockholders on May 28, 1998. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

            a. Proposal to elect two directors for a term of office expiring in 2001:

                Nominee
                -------
                Henry E. Blair                           Number of Votes
                                                   ---------------------------
                                                       For           Withheld
                                                   ----------       ----------
                GGD                                66,238,364        1,235,712
                GTR*                                5,906,226           67,270
                GMO**                                 207,634              410
                                                   ----------       ----------
                Total                              72,352,224        1,303,392


                Nominee
                -------
                Douglas A. Berthiaume                    Number of Votes
                                                   ---------------------------
                                                       For           Withheld
                                                   ----------       ----------
                GGD                                66,246,393        1,227,683
                GTR*                                5,907,360           66,135
                GMO**                                 208,044                0
                                                   ----------       ----------
                Total                              72,361,797        1,293,818


            b. Proposal to amend the Company's 1990 Employee Stock Purchase Plan (the "1990 ESPP") to increase the number of shares of GGD Stock available for issuance under the 1990 ESPP by 250,000 shares.

                           Number of           Number of      Number of Votes           Number of
                           Votes for         Votes Against      Abstaining           Broker Non-Votes
                          ----------         -------------    ---------------        ----------------
            GGD           59,830,581           7,449,759          193,735                   -
            GTR*           5,034,170             907,261           32,065                   -
            GMO**            206,658                 876              509                   -
                          ----------           ---------          -------
            Total         65,071,409           8,357,896          226,309                   -

            ----------------
            *   Represents the actual number of GTR shares voted multiplied by
                .33
            **  Represents the actual number of GMO shares voted multiplied by
                .25

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1997

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

            c. Proposal to amend the 1990 ESPP to increase the number of shares of GTR Stock available for issuance under the 1990 ESPP by 350,000 shares.

                           Number of           Number of      Number of Votes           Number of
                           Votes for         Votes Against      Abstaining           Broker Non-Votes
                          ----------         -------------    ---------------        ----------------
            GGD           60,052,906           7,222,497          198,672                   -
            GTR*           5,136,999             802,094           34,402                   -
            GMO**            206,658                 876              509                   -
                          ----------           ---------          -------
            Total         65,396,563           8,025,467          233,583                   -

            d.  Proposal to approve the Company's 1998 Director Stock Option
            Plan.

                           Number of           Number of      Number of Votes           Number of
                           Votes for         Votes Against      Abstaining           Broker Non-Votes
                          ----------         -------------    ---------------        ----------------
            GGD           47,532,455           17,759,999         2,181,621                 -
            GTR*           4,478,395            1,441,784            53,316                 -
            GMO**            205,715                2,195               132                 -
                          ----------           ----------          --------
            Total         52,216,565           19,203,978         2,235,069                 -

            ----------------
            *   Represents the actual number of GTR shares voted multiplied by
                .33
            **  Represents the actual number of GMO shares voted multiplied by
                .25


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                   4.1 Indenture, dated as of May 22, 1998, between Genzyme and State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's Registration Statement on Form S-3 (File No. 333-59513) and incorporated herein by reference.

                   4.2 Registration Rights Agreement, dated as of May 19, 1998, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit 4.4 to Genzyme's Registration Statement on Form S-3 (File No. 333-59513) and incorporated herein by reference.

                   4.3 Purchase Agreement, dated as of May 19, 1998, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Cowen & Company. Filed as
                           Exhibit 4.5 to Genzyme's Registration Statement on Form S-3 (Filed No. 333-59513) and incorporated herein by reference.

                  10.1 Second Amendment to Credit Agreement dated as of April 15, 1998 by and among Genzyme and those of its subsidiaries party thereto, Fleet National Bank, as Administrative Agent, BankBoston, as Documentation Agent, and the lenders identified on the signature pages thereto. Filed herewith.

                  27.1 Financial Data Schedules for Genzyme for the six months ended June 30, 1998 (for EDGAR filing purposes only). Filed herewith.

                  27.2 Financial Data Schedules for Genzyme for the six months ended June 30, 1997 (for EDGAR filing purposes only). Filed herewith.



         (b)      Report on Form 8-K

                  On May 20, 1998, Genzyme Corporation filed a Current Report on Form 8-K to announce that it had entered into a purchase agreement for a private placement of $250.0 million aggregate principal amount of the GGD Notes.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GENZYME CORPORATION


DATE: August 14, 1998               By: /s/ David J. McLachlan
                                        ---------------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Executive Vice President, Finance;
                                        Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1998


                                  EXHIBIT INDEX


Exhibit
   No.                              Description                         Page No.
-------                             -----------                         --------
  4.1 Indenture, dated as of May 22, 1998, between Genzyme and State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's Registration Statement on Form S-3 (File
              No. 333-59513) and incorporated herein by reference.

  4.2 Registration Rights Agreement, dated as of May 19, 1998, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit 4.4 to Genzyme's Registration Statement on Form S-3 (File No. 333-59513) and incorporated herein by reference.

  4.3 Purchase Agreement, dated as of May 19, 1998, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Cowen & Company. Filed as
              Exhibit 4.5 to Genzyme's Registration Statement on Form S-3 (Filed No. 333-59513) and incorporated herein by reference.

 10.1 Second Amendment to Credit Agreement dated as of April 15, 1998 by and among Genzyme and those of its subsidiaries party thereto, Fleet National Bank as Administrative Agent, BankBoston, as Documentation Agent, and the lenders identified on the signature pages thereto. Filed herewith.

 27.1 Financial Data Schedules for Genzyme for the six months ended June 30, 1998 (for EDGAR filing purposes only). Filed herewith.

 27.2 Financial Data Schedules for Genzyme for the six months ended June 30, 1997 (for EDGAR filing purposes only). Filed herewith.