Form 10-Q
period 1998-09-30
GENZYME CORP
filed 1998-11-16
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________


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


                                 (617) 252-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    -----

The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998:


                  Series
                  ------

Genzyme General Division Common Stock
 ("GGD Stock")                                            80,673,385

Genzyme Tissue Repair Division Common Stock
 ("GTR Stock")                                            20,500,150

Genzyme Molecular Oncology Division Common Stock
("GMO Stock")                                              3,929,207

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1998


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

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

                                                                                                                      PAGE NO.
                                                                                                                      --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

GENZYME GENERAL

  Unaudited, Combined Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997..........   4
  Unaudited, Combined Balance Sheets as of September 30, 1998 and December 31, 1997.....................................   5
  Unaudited, Combined Statements of Cash Flows for the Three and Nine Months Ended September 30, 1998 and 1997..........   6
  Notes to Unaudited, Combined Financial Statements.....................................................................   7

GENZYME TISSUE REPAIR

  Unaudited, Combined Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997..........  11
  Unaudited, Combined Balance Sheets as of September 30, 1998 and December 31, 1997.....................................  12
  Unaudited, Combined Statements of Cash Flows for the Three and Nine Months Ended September 30, 1998 and 1997..........  13
  Notes to Unaudited, Combined Financial Statements.....................................................................  14

GENZYME MOLECULAR ONCOLOGY

  Unaudited, Combined Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997..........  16
  Unaudited, Combined Balance Sheets as of September 30, 1998 and December 31, 1997.....................................  17
  Unaudited, Combined Statements of Cash Flows for the Three and Nine Months Ended September 30, 1998 and 1997..........  18
  Notes to Unaudited, Combined Financial Statements.....................................................................  19

GENZYME CORPORATION AND SUBSIDIARIES

  Unaudited, Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997......  21
  Unaudited, Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.................................  23
  Unaudited, Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 1998 and 1997......  24
  Notes to Unaudited, Consolidated Financial Statements.................................................................  25

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................  30

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk....................................................  41

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.....................................................................  42

ITEM 6.   Exhibits and Reports on Form 8-K .............................................................................  42

Signatures..............................................................................................................  43

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended             Nine Months Ended
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   -----------------------       -------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1998         1997             1998            1997
--------------------------------------------------------------------------------------------------------------------------

Total revenues................................................      $167,129      $148,841        $490,232        $441,061

Operating costs and expenses:
    Cost of products and services sold........................        80,298        51,245         191,887         161,550
    Selling, general and administrative.......................        43,633        43,717         136,641         125,390
    Research and development..................................        25,590        18,484          65,112          54,784
    Amortization of intangibles...............................         3,323         3,127           9,822           9,487
                                                                    --------      --------        --------        --------
          Total operating costs and expenses..................       152,844       116,573         403,462         351,211
                                                                    --------      --------        --------        --------

Operating income..............................................        14,285        32,268          86,770          89,850

Other income (expenses):
    Equity in net loss of unconsolidated affiliates...........        (4,675)       (1,744)        (11,667)         (2,597)
    Gain on affiliate sale of stock...........................            --            --           2,369              --
    Minority interest.........................................           993            --           2,717              --
    Gain on sale of product line..............................        31,202            --          31,202              --
    Investment income.........................................         7,008         2,401          14,784           7,313
    Interest expense..........................................        (5,342)       (2,006)        (10,683)         (6,006)
                                                                    --------      --------        --------        --------
          Total other income (expenses).......................        29,186        (1,349)         28,722          (1,290)
                                                                    --------      --------        --------        --------

Income before income taxes....................................        43,471        30,919         115,492          88,560
Provision for income taxes....................................       (17,047)      (11,922)        (44,811)        (34,081)
                                                                    --------      --------        --------        --------
Net income....................................................        26,424        18,997          70,681          54,479
Tax benefit allocated from Genzyme Tissue Repair..............         4,656         4,240          12,452          13,078
Tax benefit allocated from Genzyme Molecular Oncology.........         1,153         1,120           5,238           1,321
                                                                    --------      --------        --------        --------
Net income attributable to GGD stock .........................      $ 32,233      $ 24,357        $ 88,371        $ 68,878
                                                                    ========      ========        ========        ========
Per Genzyme General common share:

  Net income per Genzyme General common share - basic.........         $0.41         $0.32           $1.13           $0.90
                                                                       =====         =====           =====           =====

Weighted average shares outstanding...........................        79,032        76,836          78,492          76,183
                                                                      ======        ======          ======          ======
  Net income per Genzyme General common and common
    equivalent share - diluted ...............................         $0.40         $0.31           $1.09           $0.88
                                                                       =====         =====           =====           =====

Adjusted weighted average shares outstanding..................        81,239        79,446          80,760          78,604
                                                                      ======        ======          ======          ======

         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED BALANCE SHEETS

                                                                    SEPTEMBER 30,   DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                            1998           1997
------------------------------------------------------------------------------------------------
                                          ASSETS
Current assets:
   Cash and cash equivalents........................................   $   55,170     $   66,276
   Short-term investments...........................................      132,224         35,294
   Accounts receivable, net.........................................      142,878        116,056
   Inventories......................................................      103,442        137,708
   Prepaid expenses and other current assets........................       22,340         15,941
   Due from Genzyme Tissue Repair...................................        1,353          1,213
   Due from Genzyme Molecular Oncology..............................        3,219          5,434
   Deferred tax assets - current....................................       28,005         27,601
                                                                       ----------     ----------
      Total current assets..........................................      488,631        405,523

Property, plant and equipment, net..................................      379,615        365,337

Long-term investments...............................................      340,934         91,627
Intangibles, net....................................................      242,781        243,071
Deferred tax assets - noncurrent....................................       36,029         35,988
Investment in equity securities.....................................       53,573         30,047
Other noncurrent assets.............................................       33,817         31,463
                                                                       ----------     ----------
     Total assets...................................................   $1,575,380     $1,203,056
                                                                       ==========     ==========


                       LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable.................................................   $   15,697     $   18,409
   Accrued expenses.................................................       76,255         66,865
   Income taxes payable.............................................       29,691         11,157
   Current portion of long-term debt and capital lease obligations..       20,963            887
                                                                       ----------     ----------
     Total current liabilities......................................      142,606         97,318

Long-term debt and capital lease obligations........................       85,117        117,978
Convertible subordinated debentures and notes.......................      270,175             --
Other...............................................................       10,568          6,884
                                                                       ----------     ----------
     Total liabilities..............................................      508,466        222,180


Division equity.....................................................    1,066,914        980,876
                                                                       ----------     ----------
    Total liabilities and division equity...........................   $1,575,380     $1,203,056
                                                                       ==========     ==========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                          SEPTEMBER 30,
---------------------------------------------------------------------------------------------
                                                                           1998          1997
                                                                      ---------     ---------
OPERATING ACTIVITIES:
    Net income ...................................................    $  70,681     $  54,479
    Reconciliation of net income to net cash provided
      by operating activities:
       Depreciation and amortization .............................       35,744        27,113
       Non-cash compensation expense .............................           33            --
       Accrued interest/amortization on bonds ....................       (8,969)          889
       Provision for bad debts ...................................        3,847         5,052
       Equity in net loss of unconsolidated affiliates, net ......       11,667         2,597
       Gain on affiliate sale of stock ...........................       (2,369)           --
       Minority interest in net loss of subsidiaries .............       (2,717)           --
       Gain on sale of product line ..............................      (31,202)           --
       Other .....................................................          (43)          453
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ....................................      (27,835)      (10,843)
          Inventories ............................................       30,108       (22,242)
          Prepaid expenses and other current assets ..............       (5,328)       (2,585)
          Accounts payable, accrued expenses, income taxes
            payable and deferred revenue .........................       39,061         6,502
          Due from Genzyme Tissue Repair .........................         (140)          329
          Due from Genzyme Molecular Oncology ....................        1,433          (311)
                                                                      ---------     ---------
          Net cash provided by operating activities ..............      113,971        61,433

INVESTING ACTIVITIES:
    Purchases of investments .....................................     (382,790)      (25,424)
    Sales and maturities of investments ..........................       48,682        59,245
    Acquisitions of property, plant and equipment ................      (40,547)      (24,961)
    Sales of property, plant and equipment .......................          876            --
    Proceeds from sale of product line ...........................       24,760            --
    Acquisitions, net of acquired cash and assumed liabilities ...       (8,324)           --
    Investment in unconsolidated affiliates ......................      (22,783)           --
    Investment in joint ventures .................................       (7,004)       (3,044)
    Repayment of loans by affiliates .............................        2,019            --
    Other ........................................................          856       (30,313)
                                                                      ---------     ---------
          Net cash used in investing activities ..................     (384,255)      (24,497)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .......................       33,000       117,604
    Proceeds from issuance of debt ...............................      243,459            --
    Payments of debt and capital lease obligations ...............      (14,063)     (100,881)
    Net cash allocated to Genzyme Tissue Repair ..................           86       (14,899)
    Net cash allocated to Genzyme Molecular Oncology .............       (5,000)       (5,000)
    Other ........................................................        2,134            --
                                                                      ---------     ---------
          Net cash (used in) provided by financing activities ....      259,616        (3,176)

Effect of exchange rate changes on cash ..........................         (438)       (2,393)
                                                                      ---------     ---------
Increase (decrease) in cash and cash equivalents .................      (11,106)       31,367
Cash and cash equivalents at beginning of period .................       66,276        77,220
                                                                      ---------     ---------
Cash and cash equivalents at end of period .......................    $  55,170     $ 108,587
                                                                      =========     =========
Supplemental cash flow information
    GMO Debt Exchange -- Note 8
    Sale of Research Products Business Assets -- Note 11
    Other Charges -- Note 13

         The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       These unaudited, combined financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for both Genzyme General Division ("Genzyme General") and Genzyme. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

       The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to Genzyme General is presented in these Genzyme General unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme General, Genzyme Tissue Repair Division ("GTR" or "Genzyme Tissue Repair") and Genzyme Molecular Oncology Division ("GMO" or "Genzyme Molecular Oncology"), collectively, are presented in Genzyme Corporation and Subsidiaries' Unaudited, Consolidated Financial Statements (the "Unaudited, Consolidated Financial Statements").

3.     NEW ACCOUNTING PRONOUNCEMENTS
       See Note 2., "New Accounting Pronouncements," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

4.     INVENTORIES (IN THOUSANDS)

                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------

       Raw materials...................       $ 52,282           $  48,149
       Work-in-process.................         19,941              30,264
       Finished products...............         31,219              59,295
                                              --------            --------
                    Total..............       $103,442            $137,708
                                              ========            ========

5.     GTR EQUITY LINE OF CREDIT
       In June 1998, the Board of Directors of Genzyme (the "Genzyme Board") increased the amount of the equity line of credit available from Genzyme General to GTR (the "GTR Equity Line") from $13.0 million to $50.0 million. Under the terms of the GTR Equity Line, GTR may draw down funds as needed on a quarterly basis in exchange for shares of GTR Stock that are not outstanding but are issuable from time to time for the benefit of Genzyme General or its stockholders ("GTR Designated Shares").

6.     GMO EQUITY LINE OF CREDIT

       In March 1997, the Genzyme Board approved the allocation of up to $25.0 million in cash from Genzyme General to GMO (the "GMO Equity Line"), subject to a dollar-for-dollar reduction by the proceeds of outside financing received by GMO. As a result of the issuance of $20.0 million 6% debentures that are convertible into shares of GMO Stock and are due August 29, 2002 (the "GMO Debentures"), the amount available under the GMO Equity Line was reduced to $5.0 million. In September 1998, GMO made a draw of the remaining $5.0 million available under the GMO Equity Line, thus reducing the amount available under the GMO Equity Line to zero. As a result, GMO has reserved for future issuance approximately 714,000 shares of GMO Stock that are not outstanding but are issuable from time to time for the benefit of Genzyme General or its stockholders ("GMO Designated Shares").

       In August 1998, the Genzyme Board approved an additional allocation by Genzyme General, separate from the GMO Equity Line, of up to $30.0 million in cash to GMO in exchange for an increase in the number of GMO Designated Shares. GMO has not yet drawn any funds under this arrangement.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

7.     MINORITY INTEREST
       The minority interest of $993,000 and $2,717,000 for the three and nine months ended September 30, 1998, respectively, relate to the portion of the results of operations of ATIII LLC, the joint venture between Genzyme and Genzyme Transgenics Corporation ("GTC"), that is allocable to GTC. There were no corresponding amounts in the prior periods.

8.     GMO DEBT EXCHANGE
       Effective August 1998, all of the holders of the GMO Debentures exercised their option to exchange their GMO Debentures, plus accrued interest of $1.2 million, for $21.2 million 5% debentures that are convertible into shares of GGD Stock and are due August 29, 2003 (the "GGD Debentures"). Approximately 3,029,000 GMO Designated Shares were reserved in connection with this exchange. Most of these GMO Designated Shares will be included in those shares that will be distributed to Genzyme General shareholders in November 1998 (the "GMO Dividend").

       In September 1998, the Genzyme Board approved the exchange of a Subordinated Convertible Promissory Note due from GMO to Genzyme General in the principal amount of $2,450,000, plus accrued interest of $246,080, for approximately 386,000 GMO Designated Shares. Most of these GMO Designated Shares are also included as part of the GMO Dividend.

9.     NET INCOME PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                             --------------------      --------------------
                                                                1998        1997         1998         1997
                                                             -------      -------      -------      -------
Genzyme General:
 Net income attributable to GGD Stock-basic and diluted      $32,233      $24,357      $88,371      $68,878
                                                             =======      =======      =======      =======

 Shares used in net income per common share-basic .....       79,032       76,836       78,492       76,183
 Effect of dilutive securities:
       Employee and director stock options ............        2,200        2,602        2,261        2,414
       Warrants .......................................            7            8            7            7
                                                             -------      -------      -------      -------
 Dilutive potential common shares .....................        2,207        2,610        2,268        2,421
                                                             -------      -------      -------      -------
 Shares used in net income per common share-diluted ...       81,239       79,446       80,760       78,604
                                                             =======      =======      =======      =======

 Net income per common share - basic ..................      $  0.41      $  0.32      $  1.13      $  0.90
                                                             =======      =======      =======      =======

 Net income per common share - diluted ................      $  0.40      $  0.31      $  1.09      $  0.88
                                                             =======      =======      =======      =======


       Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three and nine months ended September 30, 1998 and 1997. For the three months ended September 30, 1998 and 1997, such securities include: (i) options to purchase 3,611,495 and 2,412,468 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period; and (ii) warrants to purchase 80,000 shares of GGD Stock with an exercise price greater than the average market price of GGD Stock during each respective period. For the three months ended September 30, 1998, the following securities were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share: (i) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the Company's $250.0 million Convertible Subordinated Notes due June 1, 2005 (the "GGD Notes"); and (ii) 787,060 shares of GGD Stock reserved in August 1998 for issuance upon conversion of the GGD Debentures.

       For the nine months ended September 30, 1998 and 1997, such securities include: (i) options to purchase 3,767,051 and 3,893,335 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period; and (ii) warrants to purchase 80,000 shares of GGD Stock with an exercise price greater than the average market price of GGD Stock during each respective period. For the nine months ended September 30, 1998, the following securities were not included in

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

 9.    NET INCOME PER SHARE (CONTINUED)
       the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share: (i) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes; and (ii) 787,060 shares of GGD Stock reserved in August 1998 for issuance upon conversion of the GGD Debentures.

10.    COMPREHENSIVE INCOME
       Effective January 1, 1998, Genzyme General adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information related to Genzyme General in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive income for Genzyme General for the three and nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                          --------------------   --------------------
                                            1998        1997       1998        1997
                                          --------    --------   --------    --------

Genzyme General (net of tax):
   Net income ..........................  $ 32,233    $ 24,357   $ 88,371    $ 68,878
   Cumulative translation adjustment ...     8,853      (2,420)     8,697     (11,174)
   Unrealized gain (loss) on investments   (10,556)      8,039    (14,201)      6,099
                                          --------    --------   --------    --------
   Comprehensive income ................  $ 30,530    $ 29,976   $ 82,867    $ 63,803
                                          ========    ========   ========    ========

11.    SALE OF RESEARCH PRODUCTS BUSINESS ASSETS
       On July 1, 1998, Genzyme General completed the sale of substantially all of the assets of its research products business to TECHNE Corp. and its wholly-owned subsidiary, Research and Diagnostic Systems, Inc. (together, "TECHNE"). The full disclosure related to the sale of the research product business assets is included in Note 8., "Sale of Research Products Business Assets", to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

12.    BIOMARIN/GENZYME LLC AND PHARMING GROUP N.V.
       See Note 9., "BioMarin/Genzyme LLC and Pharming Group N.V.," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

13.    OTHER CHARGES
       In the third quarter of 1998, Genzyme General recorded $26.9 million of charges associated with its Therapeutics and Surgical Products business units. The conversion of U.S. patients with Gaucher's disease from Ceredase[R] enzyme to Cerezyme[R] enzyme is scheduled for completion by the end of 1998, and a complete conversion of patients worldwide is scheduled for mid-1999. Based on its successful progress in converting patients from Ceredase[R] enzyme to Cerezyme[R] enzyme, Genzyme General has determined that its existing supply of finished goods of Ceredase[R] enzyme is sufficient to meet patient needs. As a result, in the third quarter of 1998, Genzyme General recorded a $14.8 million charge to cost of products sold for the remaining inventory used to make Ceredase[R] enzyme.

       In addition, during the third quarter of 1998, Genzyme General reviewed its requirements to support its existing and new hyaluronic acid-based products designed to limit postoperative adhesions (the "Sepra Products"). As a result, in the third quarter of 1998, Genzyme General recorded a $10.4 million charge to cost of products sold to reduce Sepra Products inventory amounts to net realizable value. In addition, during the third quarter, the Company wrote-off certain costs related to equipment used to manufacture Sepra Products totaling $1.7 million.

14.    SUBSEQUENT EVENTS
       See Note 11., "Subsequent Events," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   SEPTEMBER 30,                 SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                          1998           1997           1998           1997
                                                                         -------       --------       --------       --------
Revenues:
   Net service sales .............................................       $ 4,464       $  3,077       $ 12,420       $  7,718

Operating costs and expenses:
   Cost of services sold .........................................         3,471          2,975         10,481          8,966
   Selling, general and administrative ...........................         6,043          6,390         18,363         19,048
   Research and development ......................................         2,553          2,664          8,471          7,660
                                                                         -------       --------       --------       --------
     Total operating costs and expenses ..........................        12,067         12,029         37,315         35,674
                                                                         -------       --------       --------       --------

Operating loss ...................................................        (7,603)        (8,952)       (24,895)       (27,956)

Other income (expenses):
   Equity in loss of joint venture ...............................        (1,601)        (1,529)        (5,229)        (4,945)
   Interest income ...............................................           281            251            955            649
   Interest expense ..............................................          (515)          (801)        (2,044)        (2,039)
                                                                         -------       --------       --------       --------
     Total other income (expenses) ...............................        (1,835)        (2,079)        (6,318)        (6,335)
                                                                         -------       --------       --------       --------

Net loss attributable to GTR Stock ...............................       $(9,438)      $(11,031)      $(31,213)      $(34,291)
                                                                         =======       ========       ========       ========

Basic and diluted net loss per Genzyme Tissue Repair common share:
   Net loss ......................................................       $ (0.47)      $  (0.72)      $  (1.55)      $  (2.47)
                                                                         =======       ========       ========       ========

Weighted average shares outstanding ..............................        20,289         15,220         20,150         13,879
                                                                         =======       ========       ========       ========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS


(Unaudited, amounts in thousands)                September 30,    December 31,
------------------------------------------------------------------------------
                                                     1998             1997
                                                 -------------    ------------
                               ASSETS
Current assets:
   Cash and cash equivalents ....................   $18,635          $21,120
   Short-term investments .......................        --           10,795
   Accounts receivable, net .....................     3,674            2,221
   Inventories ..................................     2,290            1,973
   Prepaid expenses and other current assets ....     1,311              732
                                                    -------          -------
     Total current assets .......................    25,910           36,841

Property, plant and equipment, net ..............     2,884           19,524
Other ...........................................       195              453
                                                    -------          -------
     Total assets ...............................   $28,989          $56,818
                                                    =======          =======

                  LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable .............................   $   953          $ 1,378
   Accrued expenses .............................     2,827            2,816
   Due to Genzyme General .......................     1,353            1,213
                                                    -------          -------
     Total current liabilities ..................     5,133            5,407

Long-term debt ..................................    18,000           18,000
Convertible note, net ...........................    13,845           12,681
Other ...........................................       415              527
                                                    -------          -------
     Total liabilities ..........................    37,393           36,615

Division equity .................................    (8,404)          20,203
                                                    -------          -------
     Total liabilities and division equity ......   $28,989          $56,818
                                                    =======          =======

         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                 SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                                               1998           1997
                                                                             --------       --------
OPERATING ACTIVITIES:
   Net loss ...........................................................      $(31,213)      $(34,291)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization ....................................         1,458          1,739
     Non-cash compensation expense ....................................            92            183
     Loss on disposal of property, plant and equipment ................            --             24
     Provision for bad debts ..........................................           257            330
     Accretion of debt discount .......................................           536            711
     Accrued interest/amortization on bonds ...........................           188             --
     Equity in net loss of joint venture ..............................         5,229          4,945
     Other ............................................................          (113)            --
     Increase (decrease) in cash from working capital:
       Accounts receivable ............................................        (1,710)          (919)
       Inventories ....................................................          (317)           449
       Prepaid expenses and other .....................................          (579)           116
       Accounts payable and accrued expenses ..........................            75            110
       Due to Genzyme General .........................................           140           (329)
                                                                             --------       --------
         Net cash used by operating activities ........................       (25,957)       (26,932)

INVESTING ACTIVITIES:
   Investment in joint venture ........................................        (4,983)        (5,066)
   Sales and maturities of investments ................................        10,614             --
   Purchase of property, plant and equipment ..........................          (466)          (120)
   Sale of property, plant and equipment ..............................        16,500            349
   Other ..............................................................            12           (264)
                                                                             --------       --------
         Net cash provided (used) by investing activities .............        21,677         (5,101)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net ........................         1,881          1,829
   Proceeds from issuance of convertible note .........................            --         13,000
   Net cash allocated (to) from Genzyme General .......................           (86)        14,899
                                                                             --------       --------
         Net cash provided by financing activities ....................         1,795         29,728
                                                                             --------       --------

Decrease in cash and cash equivalents .................................        (2,485)        (2,305)
Cash and cash equivalents at beginning of period ......................        21,120         16,230
                                                                             --------       --------
Cash and cash equivalents at end of period ............................      $ 18,635       $ 13,925
                                                                             ========       ========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for both GTR and Genzyme. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission.

       The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GTR is presented in these GTR unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements.

3.     NEW ACCOUNTING PRONOUNCEMENTS
       See Note 2., "New Accounting Pronouncements," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

4.     INVENTORIES (In thousands)

                                          September 30, 1998   December 31, 1997
                                          ------------------   -----------------

       Raw materials...................       $  268                $  243
       Work-in-process.................        2,022                 1,730
                                              ------                ------
                 Total.................       $2,290                $1,973
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

6.     GTR EQUITY LINE OF CREDIT
       In June 1998, the Genzyme Board increased the amount of the GTR Equity Line from $13.0 million to $50.0 million. Under the terms of the GTR Equity Line, GTR may draw down funds as needed on a quarterly basis in exchange for GTR Designated Shares.

7.     NET INCOME (LOSS) PER SHARE
       See Note 6., "Net Income (Loss) Per Share," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


7.     COMPREHENSIVE INCOME
       Effective January 1, 1998, GTR adopted SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information related to GTR in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive loss for GTR for the three and nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                          -------------------    --------------------
                                            1998       1997        1998        1997
                                          -------    --------    --------    --------
Genzyme Tissue Repair (net of tax):
 Net loss ..............................  $(9,438)   $(11,031)   $(31,213)   $(34,291)
 Unrealized gain (loss) on investments..        2          --           9          --
                                          -------    --------    --------    --------
 Comprehensive loss ....................  $(9,436)   $(11,031)   $(31,204)   $(34,291)
                                          =======    ========    ========    ========



8.     SUBSEQUENT EVENT
       See Note 11., "Subsequent Events" to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         SEPTEMBER 30,                 SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------
                                                                 1998          1997           1998           1997
                                                                -------       -------       --------       --------
Total revenues ............................................     $ 1,985       $   176       $  6,491       $    176

Operating costs and expenses:
   Cost of revenue ........................................       1,211           106          3,534            106
   Selling, general and administrative ....................       2,105           537          5,260            812
   Research and development ...............................       3,249         1,622          8,772          3,171
   Amortization of intangibles ............................       2,956         1,768          9,026          1,996
   Charge for in-process technology .......................          --            --             --          7,000
                                                                -------       -------       --------       --------
     Total operating costs and expenses ...................       9,521         4,033         26,592         13,085
                                                                -------       -------       --------       --------

Operating loss ............................................      (7,536)       (3,857)       (20,101)       (12,909)

Other income (expenses):
   Equity in loss of joint venture ........................        (266)         (128)        (1,244)          (128)
   Interest income ........................................         149           172            633            172
   Interest expense .......................................      (1,089)         (481)        (3,341)          (498)
                                                                -------       -------       --------       --------
     Total other income (expenses) ........................      (1,206)         (437)        (3,952)          (454)
                                                                -------       -------       --------       --------
Loss before income taxes ..................................      (8,742)       (4,294)       (24,053)       (13,363)

Tax benefit ...............................................         662           380          1,986            430
                                                                -------       -------       --------       ---------

Net loss attributable to GMO Stock ........................     $(8,080)      $(3,914)      $(22,067)      $(12,933)
                                                                =======       =======       ========       ========

Basic and diluted net loss per Genzyme Molecular Oncology
 common share:
   Net loss ...............................................     $ (2.06)      $ (1.00)      $  (5.62)
                                                                =======       =======       ========

Weighted average shares outstanding .......................       3,929         3,929          3,929
                                                                =======       =======       ========
Pro forma basic and diluted net loss per Genzyme Molecular
   Oncology common share:
   Pro forma net loss .....................................                                                $  (3.29)
                                                                                                           ========

Pro forma shares outstanding ..............................                                                   3,929
                                                                                                           ========

         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS


(UNAUDITED, AMOUNTS IN THOUSANDS)                    SEPTEMBER 30,  DECEMBER 31,
--------------------------------------------------------------------------------
                                                         1998          1997
                                                        -------       -------
                                  ASSETS
Current assets:
   Cash and cash equivalents ........................   $ 4,528       $15,010
   Short-term investments ...........................     3,586         5,170
   Other ............................................     1,448           823
                                                        -------       -------
     Total current assets ...........................     9,562        21,003

Equipment, net ......................................       820           487

Long-term investments ...............................        --         1,049
Intangibles, net ....................................    20,201        30,688
Investment in joint venture .........................        --           574
                                                        -------       -------
     Total assets ...................................   $30,583       $53,801
                                                        =======       =======

                    LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accrued expenses .................................   $   421       $ 2,015
   Due to Genzyme General ...........................     3,219         5,434
   Deferred revenue .................................       830         1,583
   Other ............................................        --            18
                                                        -------       -------
     Total current liabilities ......................     4,470         9,050

Long-term debt ......................................        --         5,000
Convertible debentures, net .........................        --        17,024
Note payable to Genzyme General .....................        --         2,582
Deferred tax liability ..............................     4,522         6,509
Other ...............................................       849           170
                                                        -------       -------
     Total liabilities ..............................     9,841        40,335

Division equity .....................................    20,742        13,466
                                                        -------       -------
     Total liabilities and division equity ..........   $30,583       $53,801
                                                        =======       =======



         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS


                                                                NINE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                  SEPTEMBER 30,
-----------------------------------------------------------------------------------
                                                                 1998        1997
                                                               --------    --------
OPERATING ACTIVITIES:
   Net loss ................................................   $(22,067)   $(12,933)
   Reconciliation of net loss to net cash used by
    operating activities:
     Depreciation and amortization .........................      9,336       2,022
     Charge for in-process technology ......................         --       7,000
     Deferred tax benefit ..................................     (1,986)       (430)
     Accretion of debt conversion feature ..................      2,118         251
     Equity in loss of joint venture .......................      1,244         128
     Accrued interest/amortization of marketable securities         110          --
     Non-cash compensation expense .........................         85          --
     Increase (decrease) in cash from working capital:
       Other current assets ................................       (261)       (298)
       Accrued expenses, deferred revenue and other ........        379        (214)
       Due to Genzyme General ..............................     (1,433)        311
                                                               --------    --------
     Net cash used by operating activities .................    (12,475)     (4,163)

INVESTING ACTIVITIES:
   Acquisition of PharmaGenics, Inc., net of acquired cash .         --           9
   Investment in unconsolidated affiliate ..................         --        (724)
   Purchases of investments ................................     (2,057)         --
   Maturities of investments ...............................      4,588          --
   Acquisitions of equipment ...............................       (510)         --
   Other  ..................................................         --          41
                                                               --------    --------
     Net cash provided (used) by investing activities ......      2,021        (674)

FINANCING ACTIVITIES:
   Allocation of debt from Genzyme General .................         --       5,000
   Cash allocated from Genzyme General .....................      5,000          --
   Proceeds from issuance of warrants ......................         --         724
   Proceeds from issuance of convertible debentures, net ...         --      19,150
   Repayments of debt and leases ...........................     (5,018)         --
   Parent company investment, Genzyme General ..............         --       1,394
   Other ...................................................        (10)         --
                                                               --------    --------
     Net cash provided (used) by financing activities ......        (28)     26,268
                                                               --------    --------

Increase (decrease) in cash and cash equivalents ...........    (10,482)     21,431
Cash and cash equivalents at beginning of period ...........     15,010          --
                                                               --------    --------
Cash and cash equivalents at end of period .................   $  4,528    $ 21,431
                                                               ========    ========
Supplemental cash flow information
  GMO Debt Exchange - Note 6



         The accompanying notes are an integral part of these unaudited, combined financial statements.

]                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for both GMO and Genzyme. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

       The financial statements for the three and nine months ended
       September 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GMO is presented in these GMO unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements.

3.     NEW ACCOUNTING PRONOUNCEMENTS
       See Note 2., "New Accounting Pronouncements," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

4.     GMO EQUITY LINE OF CREDIT
       In March 1997, the Genzyme Board approved the allocation of up to $25.0 million in cash from Genzyme General to GMO under the GMO Equity Line, subject to a dollar-for-dollar reduction by the proceeds of outside financing received by GMO. As a result of the issuance of the GMO Debentures in August 1997, the amount available under the GMO Equity Line was reduced to $5.0 million. In September 1998, GMO made a draw of the remaining $5.0 million available under the GMO Equity Line, thus reducing the amount available under the GMO Equity Line to zero. As a result, GMO has reserved for future issuance approximately 714,000 GMO Designated Shares in connection with this draw.

       In August 1998, the Genzyme Board approved an additional allocation by Genzyme General, separate from the GMO Equity Line, of up to $30.0 million in cash to GMO in exchange for an increase in the number of GMO Designated Shares. GMO has not yet drawn any funds under this arrangement.

5.     DUE TO JOINT VENTURE
       According to the funding commitment provided in the Collaboration Agreement related to StressGen/Genzyme LLC, the joint venture between GMO, StressGen Biotechnologies Corporation ("StressGen") and the Canadian Medical Discoveries Fund, Inc. ("CMDF"), Genzyme and StressGen are obligated to fund the operations of StressGen/Genzyme LLC in equal portions after the initial $10.0 million (Canadian) of funding of StressGen/Genzyme LLC has been expended. As of September 30, 1998, GMO's portion of the cumulative losses of StressGen/Genzyme LLC exceeded its initial capital contribution of $0.7 million and GMO has recorded $0.8 million of a noncurrent liability due to the joint venture.

6.     GMO DEBT EXCHANGE
       Effective August 1998, all of the holders of the GMO Debentures exercised their option to exchange their GMO Debentures, plus accrued interest of $1.2 million, into the GGD Debentures. Approximately 3,029,000 GMO Designated Shares were reserved in connection with the exchange. Most of these GMO Designated Shares will be distributed as part of the GMO Dividend.

       In September 1998, the Genzyme Board approved the exchange of a Subordinated Convertible Promissory Note due from GMO to Genzyme General in the principal amount of $2,450,000, plus accrued interest of $246,080, for approximately 386,000 GMO Designated Shares. Most of these GMO Designated Shares are also included as part of the GMO Dividend.

7.     REGISTRATION STATEMENT
       In April 1998, Genzyme filed with the Securities and Exchange Commission an amended registration statement on Form S-3 covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option). In September 1998, Genzyme withdrew the registration statement because it no longer intends to conduct the offering of shares of GMO Stock contemplated in the registration statement. GMO recorded a $0.6 million charge for previously capitalized costs in connection with this offering.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


8.     NET LOSS PER SHARE

       See Note 6., "Net Income (Loss) Per Share," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

9.     COMPREHENSIVE INCOME
       Effective January 1, 1998, GMO adopted SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information related to GMO in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive loss for GMO for the three and nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                               ------------------      --------------------
                                                 1998       1997         1998        1997
                                               -------    -------      --------    --------
       Genzyme Molecular Oncology
        (net of tax):
       Net loss ............................   $(8,080)   $(3,914)     $(22,067)   $(12,933)
       Unrealized gain (loss) on investments         1         --             9          --
                                               -------    -------      --------    --------
       Comprehensive loss ..................   $(8,079)   $(3,914)     $(22,058)   $(12,933)
                                               =======    =======      ========    ========

       10.    SUBSEQUENT EVENTS
              See Note 11., "Subsequent Events," to the Unaudited, Consolidated Financial Statements, which is incorporated herein by reference.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -----------------------       ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1998           1997           1998           1997
-----------------------------------------------------------------------------------------       ------------------------
Revenues:
    Net product sales .....................................       $152,453       $132,098       $445,630       $391,890
    Net service sales .....................................         18,526         16,694         55,397         50,386
    Revenue from research and development contracts .......          2,415          3,302          7,792          6,679
                                                                  --------       --------       --------       --------
        Total revenues ....................................        173,394        152,094        508,819        448,955

Operating costs and expenses:
    Cost of products sold .................................         71,547         42,516        166,470        134,526
    Cost of services sold .................................         12,290         11,725         36,545         36,011
    Selling, general and administrative ...................         51,781         50,644        160,264        145,017
    Research and development ..............................         32,351         22,855         84,918         64,539
    Amortization of intangibles ...........................          6,027          4,750         18,092         11,338
    Charge for in-process technology ......................             --             --             --          7,000
                                                                  --------       --------       --------       --------
      Total operating costs and expenses ..................        173,996        132,490        466,289        398,431
                                                                  --------       --------       --------       --------

Operating income (loss) ...................................           (602)        19,604         42,530         50,524

Other income (expenses):
    Equity in net loss of unconsolidated affiliates .......         (6,542)        (3,401)       (18,140)        (7,670)
    Gain on affiliate sale of stock .......................             --             --          2,369             --
    Minority interest .....................................            993             --          2,717             --
    Gain on sale of product line ..........................         31,202             --         31,202             --
    Investment income .....................................          7,438          2,824         16,372          8,134
    Interest expense ......................................         (6,946)        (3,288)       (16,068)        (8,543)
                                                                  --------       --------       --------       --------
      Total other income (expenses) .......................         26,145         (3,865)        18,452         (8,079)
                                                                  --------       --------       --------       --------

Income before income taxes ................................         25,543         15,739         60,982         42,445
Provision for income taxes ................................        (10,576)        (6,182)       (25,135)       (19,252)
                                                                  --------       --------       --------       --------
Net income ................................................       $ 14,967       $  9,557       $ 35,847       $ 23,193
                                                                  ========       ========       ========       ========


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                          ----------------------       -----------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1998           1997           1998           1997
------------------------------------------------------------------------------------------------       -----------------------
Attributable to Genzyme General:
   Net income ......................................................      $26,424       $ 18,997       $ 70,681       $ 54,479
   Tax benefit allocated from Genzyme Tissue Repair ................        4,656          4,240         12,452         13,078
   Tax benefit allocated from Genzyme Molecular Oncology ...........        1,153          1,120          5,238          1,321
                                                                          -------       --------       --------       --------
   Net income attributable to GGD Stock ............................      $32,233       $ 24,357       $ 88,371       $ 68,878
                                                                          =======       ========       ========       ========
   Per Genzyme General common share - basic:
     Net income ....................................................      $  0.41       $   0.32       $   1.13       $   0.90
                                                                          =======       ========       ========       ========

   Weighted average shares outstanding .............................       79,032         76,836         78,492         76,183
                                                                          =======       ========       ========       ========
   Per Genzyme General common and common equivalent share - diluted:
     Net income ....................................................      $  0.40       $   0.31       $   1.09       $   0.88
                                                                          =======       ========       ========       ========
   Adjusted weighted average shares outstanding ....................       81,239         79,446         80,760         78,604
                                                                          =======       ========       ========       ========
Attributable to Genzyme Tissue Repair:
   Net loss ........................................................      $(9,438)      $(11,031)      $(31,213)      $(34,291)
                                                                          =======       ========       ========       ========
   Per GTR basic and diluted common share:
     Net loss ......................................................      $ (0.47)      $  (0.72)      $  (1.55)      $  (2.47)
                                                                          =======       ========       ========       ========

   Weighted average shares outstanding .............................       20,289         15,220         20,150         13,879
                                                                          =======       ========       ========       ========
Attributable to Genzyme Molecular Oncology:
   Net loss ........................................................      $(8,080)      $ (3,914)      $(22,067)      $(12,933)
                                                                          =======       ========       ========       ========
   Per GMO basic and diluted common share:
     Net loss ......................................................      $ (2.06)      $  (1.00)      $  (5.62)
                                                                          ========      ========       ========

   Weighted average shares outstanding .............................        3,929          3,929          3,929
                                                                          ========      ========       ========
   Pro forma per GMO basic and diluted common share:
     Pro forma net loss ............................................                                                  $  (3.29)
                                                                                                                      ========

   Pro forma weighted average shares outstanding ...................                                                     3,929
                                                                                                                      ========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(UNAUDITED, AMOUNTS IN THOUSANDS)                                SEPTEMBER 30, DECEMBER 31,
-------------------------------------------------------------------------------------------
                                                                     1998           1997
                                                                 -------------   ----------
                                ASSETS
Current assets:
   Cash and cash equivalents ...................................  $   78,333    $  102,406
   Short-term investments ......................................     135,810        51,259
   Accounts receivable, net ....................................     147,194       118,277
   Inventories .................................................     105,732       139,681
   Prepaid expenses and other current assets ...................      24,457        17,361
   Deferred tax assets - current ...............................      28,005        27,601
                                                                  ----------    ----------
     Total current assets ......................................     519,531       456,585

Property, plant and equipment, net .............................     383,319       385,348

Long-term investments ..........................................     340,934        92,676
Intangibles, net of accumulated amortization ...................     261,254       271,275
Deferred tax assets - noncurrent ...............................      31,507        29,479
Investment in equity securities ................................      53,573        30,047
Other ..........................................................      34,012        30,043
                                                                  ----------    ----------
    Total assets ...............................................  $1,624,130    $1,295,453
                                                                  ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................  $   16,650    $   19,787
   Accrued expenses ............................................      79,503        72,103
   Income taxes payable ........................................      29,702        11,168
   Deferred revenue ............................................         830         1,800
   Current portion of long-term debt and capital
     lease obligations..........................................      20,963           905
                                                                  ----------    ----------
     Total current liabilities .................................     147,648       105,763

Long-term debt and capital lease obligations ...................     103,117       140,978
Convertible subordinated debentures and notes ..................     284,020        29,298
Other ..........................................................      11,832         7,364
                                                                  ----------    ----------
    Total liabilities ..........................................     546,617       283,403


Stockholders' equity:
   Preferred Stock .............................................          --            --
   Genzyme General Division Common Stock, $.01 par value .......         798           777
   Genzyme Tissue Repair Division Common Stock, $.01 par value .         205           199
   Genzyme Molecular Oncology Division Common Stock, $.01
     par value..................................................          39            39
   Treasury Stock - at cost ....................................        (901)         (901)
   Additional paid-in capital - Genzyme General ................     898,489       895,340
   Additional paid-in capital - Genzyme Tissue Repair ..........     173,021       170,430
   Additional paid-in capital - Genzyme Molecular Oncology .....      63,852        34,517
   Accumulated deficit .........................................     (40,499)      (76,346)
   Foreign currency translation adjustments ....................      (3,752)      (12,449)
   Unrealized net gains (losses) on investments ................     (13,739)          444
                                                                  ----------    ----------
    Total stockholders' equity .................................   1,077,513     1,012,050
                                                                  ----------    ----------

    Total liabilities and stockholders' equity .................  $1,624,130    $1,295,453
                                                                  ==========    ==========



         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(UNAUDITED, AMOUNTS IN THOUSANDS)                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------
                                                                     1998                     1997
                                                                  ----------               ---------
OPERATING ACTIVITIES:
  Net income ..................................................    $  35,847               $  23,193
  Reconciliation of net income to net
   cash provided by operating activities:
     Depreciation and amortization ............................       45,782                  30,299
     Non-cash compensation expense ............................          210                      --
     Accrued interest/amortization on bonds ...................       (8,671)                    889
     Provision for bad debts ..................................        4,104                   5,382
     Deferred income tax benefit ..............................       (1,986)                     --
     Equity in net loss of unconsolidated affiliates ..........       18,140                   7,670
     Gain on affiliate sale of stock ..........................       (2,369)                     --
     Minority interest in net loss of affiliates ..............       (2,717)                     --
     Accretion of debt conversion feature .....................        2,654                     962
     Purchase of in-process research and development ..........           --                   7,000
     Gain on sale of product line .............................      (31,202)                     --
     Other ....................................................         (156)                    660
     Increase (decrease) in cash from working capital changes:
        Accounts receivable ...................................      (29,545)                (11,762)
        Inventories ...........................................       29,791                 (21,793)
        Prepaid expenses and other current assets .............       (6,168)                 (2,767)
        Accounts payable, accrued expenses, income taxes
          payable and deferred revenue.........................       21,825                  (8,001)
                                                                   ---------               ---------
        Net cash provided by operating activities .............       75,539                  31,732

INVESTING ACTIVITIES:
  Purchases of investments ....................................     (384,847)                (25,424)
  Sales and maturities of investments .........................       63,884                  59,245
  Acquisitions of property, plant and equipment ...............      (25,023)                (25,081)
  Sale of property, plant and equipment .......................          876                     349
  Acquisitions, net of acquired cash and assumed liabilities ..       (8,324)                      9
  Proceeds from sale of product line ..........................       24,760                      --
  Investment in unconsolidated affiliates .....................      (22,783)                     --
  Investment in joint ventures ................................      (11,987)                 (8,834)
  Repayment of loans by affiliates ............................        2,019                      --
  Other .......................................................          868                 (30,536)
                                                                   ---------               ---------
        Net cash used by investing activities .................     (360,557)                (30,272)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ......................       34,881                 120,157
  Proceeds from issuance of debt, net .........................      243,459                  32,150
  Payments of debt and capital lease obligations ..............      (19,081)               (100,881)
  Other .......................................................        2,124                      --
                                                                   ---------               ---------
        Net cash provided by financing activities .............      261,383                  51,426

Effect of exchange rate changes on cash .......................         (438)                 (2,393)
                                                                   ---------               ---------
Increase (decrease) in cash and cash equivalents ..............      (24,073)                 50,493
Cash and cash equivalents at beginning of period ..............      102,406                  93,450
                                                                   ---------               ---------
Cash and cash equivalents at end of period ....................    $  78,333               $ 143,943
                                                                   =========               =========
Supplemental cash flow information
  GMO Debt Exchange - Note 4
  Sale of Research Products Business Assets - Note 8
  Other Charges - Note 10



  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, consolidated financial statements should be read in conjunction with the 1997 Genzyme 10-K/A and the financial statements and footnotes for Genzyme. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

       The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value or in gains or losses depends on the intended use of the derivative and its resulting designation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Genzyme will adopt SFAS 133 by January 1, 2000. Genzyme is evaluating SFAS 133 to determine its impact on its consolidated financial statements.


3.     INVENTORIES (IN THOUSANDS)

                                         September 30, 1998   December 31, 1997
                                         ------------------   -----------------
        Raw materials..................        $ 52,550            $ 48,392
        Work-in-process................          21,963              31,994
        Finished products..............          31,219              59,295
                                               --------            --------
                   Total...............        $105,732            $139,681
                                               ========            ========


4.     GMO DEBT EXCHANGE
       Effective August 1998, all of the holders of the GMO Debentures exercised their option to exchange their GMO Debentures, plus accrued interest of $1.2 million, into the GGD Debentures. Approximately 3,029,000 GMO Designated Shares were reserved in connection with this exchange. Most of these GMO Designated Shares will be distributed as part of the GMO Dividend.

       In September 1998, the Genzyme Board approved the exchange of a Subordinated Convertible Promissory Note due from GMO to Genzyme General in the amount of $2,450,000, plus accrued interest of $246,080, for approximately 386,000 GMO Designated Shares. Most of these GMO Designated Shares are also included as part of the GMO Dividend.

5.     REGISTRATION STATEMENT
       In April 1998, Genzyme filed with the Securities and Exchange Commission an amended registration statement on Form S-3 covering the initial public offering of 3,450,000 shares of GMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option). In September 1998, Genzyme withdrew the registration statement because it no longer intends to conduct the offering of shares of common stock contemplated in the registration statement. GMO recorded a $0.6 million charge for previously capitalized costs in connection with this offering.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


6.     NET INCOME (LOSS) PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,            September 30,
                                                             --------------------      --------------------
                                                              1998         1997         1998         1997
                                                             -------      -------      -------      -------
Genzyme General:
 Net income attributable to GGD Stock-basic
   and diluted.........................................      $32,233      $24,357      $88,371      $68,878
                                                             =======      =======      =======      =======

 Shares used in net income per common share-basic .....       79,032       76,836       78,492       76,183
 Effect of dilutive securities:
   Employee and director stock options ................        2,200        2,602        2,261        2,414
   Warrants ...........................................            7            8            7            7
                                                             -------      -------      -------      -------
 Dilutive potential common shares .....................        2,207        2,610        2,268        2,421
                                                             -------      -------      -------      -------
 Shares used in net income per common share-diluted ...       81,239       79,446       80,760       78,604
                                                             =======      =======      =======      =======

 Net income per common share - basic ..................      $  0.41      $  0.32      $  1.13      $  0.90
                                                             =======      =======      =======      =======

 Net income per common share - diluted ................      $  0.40      $  0.31      $  1.09      $  0.88
                                                             =======      =======      =======      =======


       Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three and nine months ended September 30, 1998 and 1997. For the three months ended September 30, 1998 and 1997, such securities include: (i) options to purchase 3,611,495 and 2,412,468 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period; and (ii) warrants to purchase 80,000 shares of GGD Stock with an exercise price greater than the average market price of GGD Stock during each respective period. For the three months ended September 30, 1998 the following securities were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share: (i) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes; and (ii) 787,060 shares of GGD Stock reserved in August 1998 for issuance upon conversion of the GGD Debentures.

       For the nine months ended September 30, 1998 and 1997, such securities include: (i) options to purchase 3,767,051 and 3,893,335 shares of GGD Stock, respectively, outstanding during the periods then ended but with exercise prices greater than the average market price of GGD Stock during each respective period; and (ii) warrants to purchase 80,000 shares of GGD Stock with an exercise price greater than the average market price of GGD Stock during each respective period. For the nine months ended September 30, 1998, the following securities were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share: (i) 6,313,131 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes; and (ii) 787,060 shares of GGD Stock reserved in August 1998 for issuance upon conversion of the GGD Debentures.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

6.     NET INCOME (LOSS) PER SHARE (CONTINUED)
       GTR:

         Basic net loss per GTR common share is the same as diluted net loss per GTR common share for each of the three and nine months ended September 30, 1998 and 1997. Certain securities were not included in the computation of GTR's diluted earnings per share for each of these periods because they would have an anti-dilutive effect due to GTR's net loss for the relevant period. For the three months ended September 30, 1998 and 1997, these securities include: (i) options to purchase 3,223,186 and 2,383,982 shares, respectively, of GTR Stock; (ii) 781,638 and 893,803 GTR Designated Shares, respectively; and (iii) 4,199,438 shares of GTR Stock reserved for issuance upon conversion of the GTR Note. For the nine months ended September 30, 1998 and 1997, these securities include: (i) options to purchase 3,059,491 and 2,420,408 shares, respectively, of GTR Stock; (ii) 781,638 and 893,803 GTR Designated Shares, respectively; and (iii) 4,199,438 shares of GTR Stock reserved for issuance upon conversion of the GTR Note.

       GMO:
         Historical loss per share information is presented for GMO for the three and nine months ended September 30, 1998 and the three months ended September 30, 1997, but is omitted for the nine months ended September 30, 1997 as there were no shares of GMO Stock outstanding prior to June 18, 1997. Pro forma net loss per share is disclosed for GMO for the nine months ended September 30, 1997. The pro forma shares outstanding represent the shares issued to effect the merger of PharmaGenics with and into Genzyme in June 1997.

         Basic net loss per GMO common share is the same as diluted net loss per GMO common share for the three and nine months ended September 30, 1998, and for the three months ended September 30, 1997. Pro forma basic net loss per GMO common share is the same as pro forma diluted net loss per GMO common share for the nine months ended September 30, 1997. Certain securities were not included in the computation of GMO's diluted or pro forma diluted earnings per share for each of these periods because they would have an anti-dilutive effect due to GMO's net loss for the relevant period. For the three months ended September 30, 1998 and 1997 these securities include: (i) options to purchase 1,164,665 and 20,944 shares, respectively, of GMO Stock; (ii) warrants to purchase 9,563 shares of GMO Stock at $8.04 per share; and (iii) 8,730,231 to be distributed as part of the GMO Dividend which will be included in loss per share in future periods, and 6,000,000, respectively, GMO Designated Shares. For the three months ended September 30, 1997 these securities include 3,475,915 shares of GMO Stock reserved for issuance upon conversion of the GMO Debentures and a Subordinated Convertible Promissory Note due from GMO to Genzyme General. For the three months ended September 30, 1998 these securities include 1,398,312 GMO Designated Shares. For the nine months ended September 30, 1998 and 1997, these securities include: (i) options to purchase 1,070,573 and 7,753 shares, respectively, of GMO Stock; (ii) warrants to purchase 9,563 shares of GMO Stock at $8.04 per share; and
         (iii) 8,730,231 to be distributed as part of the GMO Dividend which will be included in loss per share in future periods, and 6,000,000, respectively, GMO Designated Shares. For the nine months ended September 30, 1997 these securities include 3,475,915 shares of GMO Stock reserved for issuance upon conversion of the GMO Debentures and a Subordinated Convertible Promissory Note due to Genzyme General. For the nine months ended September 30, 1998 these securities include 1,398,312 GMO Designated Shares.

7.     COMPREHENSIVE INCOME
         Effective January 1, 1998, Genzyme adopted SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Genzyme presents such information in its statement of stockholders' equity on an annual basis and in a footnote in its quarterly reports. Comprehensive income for the three and nine months ended September 30, 1998 and 1997, is as follows (in thousands):

                                                   Three Months Ended           Nine Months Ended
                                                     September 30,                 September 30,
                                                -----------------------       -----------------------
                                                  1998           1997           1998           1997
                                                --------       --------       --------       --------
Consolidated (net of tax):
   Net income ............................      $ 14,967       $  9,557       $ 35,847       $ 23,193
   Cumulative translation adjustment .....         8,853         (2,420)         8,697        (11,174)
   Unrealized gain (loss) on investments .       (10,553)         8,039        (14,183)         6,099
                                                --------       --------       --------       --------
   Comprehensive income ..................      $ 13,267       $ 15,176       $ 30,361       $ 18,118
                                                ========       ========       ========       ========

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

7.     COMPREHENSIVE INCOME (CONTINUED):

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                ----------------------       -----------------------
                                                  1998          1997           1998           1997
                                                -------       --------       --------       --------
GENZYME GENERAL (net of tax):
   Net income ............................      $32,233       $ 24,357       $ 88,371       $ 68,878
   Cumulative translation adjustment .....        8,853         (2,420)         8,697        (11,174)
   Unrealized gain (loss) on investments..      (10,556)         8,039        (14,201)         6,099
                                                -------       --------       --------       --------
   Comprehensive income ..................      $30,530       $ 29,976       $ 82,867       $ 63,803
                                                =======       ========       ========       ========
GENZYME TISSUE REPAIR (net of tax):
   Net loss ..............................      $(9,438)      $(11,031)      $(31,213)      $(34,291)
   Unrealized gain (loss) on investments..            2             --              9             --
                                                -------       --------       --------       --------
   Comprehensive loss ....................      $(9,436)      $(11,031)      $(31,204)      $(34,291)
                                                =======       ========       ========       ========
GENZYME MOLECULAR ONCOLOGY (net of tax):
   Net loss ..............................      $(8,080)      $ (3,914)      $(22,067)      $(12,933)
   Unrealized gain (loss) on investments .            1             --              9             --
                                                -------       --------       --------       --------
   Comprehensive loss ....................      $(8,079)      $ (3,914)      $(22,058)      $(12,933)
                                                =======       ========       ========       ========

8.     SALE OF RESEARCH PRODUCTS BUSINESS ASSETS
       On July 1, 1998, Genzyme completed the sale of substantially all of the assets of its research products business to TECHNE. The purchase price consisted of $24.8 million in cash, approximately 987,000 shares of TECHNE common stock, and royalties on TECHNE's biotechnology group sales for the next five years. Royalty income will be recorded as earned. In the third quarter of 1998, Genzyme recorded a gain of $31.2 million related to the sale of the research products business assets.

9.     BIOMARIN/GENZYME LLC AND PHARMING GROUP N.V.
       In September 1998, Genzyme formed a joint venture with BioMarin Pharmaceuticals Inc. ("BioMarin"), a privately held biopharmaceutical company, for the development and commercialization of alpha-L-iduronidase, a recombinant enzyme to treat a group of lysosomal storage disorders known as mucopoly saccharidosis I ("MPS I"). Funding for the joint venture will be provided equally by Genzyme and BioMarin. BioMarin contributed the underlying technology around alpha-L-iduronidase to BioMarin/Genzyme LLC, which has rights to commercialize any pharmaceutical compositions of alpha-L-iduronidase worldwide. Pursuant to the terms of the collaboration agreement, Genzyme will pay BioMarin a $12.1 million milestone payment upon receipt of approval from the FDA of a Biologics License Application ("BLA") for alpha-L-iduronidase to treat MPS I. In September 1998, Genzyme also made an $8.0 million equity investment in BioMarin and will purchase an additional $10.0 million of BioMarin stock in a private placement concurrent with BioMarin's initial public offering at the price to the public in that offering. The investment is accounted for under the cost method of accounting.

       On July 17, 1998, Genzyme made an equity investment in Pharming Group N.V. ("Pharming") of approximately $14.0 million at NLG 33.33 per share for a total of 852,307 shares of Pharming common stock. The investment is accounted for under the cost method of accounting.

10.    OTHER CHARGES

       In the third quarter of 1998, Genzyme General recorded $26.9 million of charges associated with its Therapeutics and Surgical Products business units. The conversion of U.S. patients with Gaucher's disease from Ceredase[R] enzyme to Cerezyme[R] enzyme is scheduled for completion by the end of 1998, and a complete conversion of patients worldwide is scheduled for mid-1999. Based on its successful progress in converting patients from Ceredase[R] enzyme to Cerezyme[R] enzyme, Genzyme has determined that its existing supply of finished goods of Ceredase[R] enzyme is sufficient to meet patient needs. As a result, in the third quarter of 1998, Genzyme recorded a $14.8 million charge to cost of products sold for the remaining inventory used to make Ceredase[R] enzyme.

       In addition, during the third quarter of 1998, Genzyme reviewed its requirements to support its Sepra Products. As a result, in the third quarter of 1998, Genzyme recorded a $10.4 million charge to cost of products sold to reduce Sepra Products inventory amounts to net realizable value. In addition, during the third quarter, the Company wrote-off certain costs related to equipment used to manufacture the Sepra Products totaling $1.7 million.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

11.    SUBSEQUENT EVENTS
       Effective October 9, 1998, Genzyme General and Pharming formed a joint venture ("Pharming/Genzyme LLC") to develop and commercialize worldwide the human enzyme alpha-glucosidase ("hAG") as a treatment for Pompe's disease. Under the terms of the agreement, Genzyme General will fund the first $14.0 million of development costs including certain costs incurred by Pharming on behalf of the joint venture between June 1, 1998 and October 9, 1998. Pharming/Genzyme LLC development costs in excess of $14.0 million will be funded equally by Genzyme General and Pharming. Genzyme General will make a $7.0 million milestone payment to Pharming upon receipt of FDA approval of a BLA for hAG for the treatment of Pompe's disease.

       In October 1998, GMO licensed its p53 gene therapy patent rights to Schering-Plough Corporation. Under the terms of the licensing agreement, GMO received a $5.0 million up-front payment. GMO could receive additional patent, product development and sales milestones fees, in addition to royalties on product sales, associated with Schering-Plough's development and commercialization of a p53 gene therapy product.

       On November 2, 1998, Genzyme General and GelTex Pharmaceuticals, Inc. ("GelTex") announced that the FDA granted marketing approval for RenaGel[R] capsules for the reduction of serum phosphorus in patients with end-stage renal disease. Genzyme made a $15.0 million payment to GelTex in connection with the receipt of FDA approval of the NDA for RenaGel[R] capsules, and is required to make an additional $10.0 million payment to GelTex on the first anniversary of FDA approval.

       In February 1997, Genzyme issued a $13.0 million note convertible into shares of GTR Stock (the "GTR Note"). The GTR Note bears interest at the rate of 5% per year. On November 2, 1998, the holder of the GTR Note converted $600,000 of the principal amount of the GTR Note in exchange for 223,405 shares of GTR Stock. GTR paid $1.1 million of accrued interest to the holder of the GTR Note in connection with this conversion.

       On November 16, 1998, Genzyme will distribute 0.10805 share of GMO Stock for each share of GGD Stock owned on November 2, 1998, and GMO Stock will begin trading on the Nasdaq National Market under the ticker symbol "GZMO". On November 16, 1998, Genzyme will also release from escrow GMO shares held by former PharmaGenics, Inc. ("PharmaGenics") shareholders. Approximately 8,730,000 GMO Designated Shares will be distributed and approximately 3,929,000 shares of GMO Stock will be released from escrow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

RESULTS OF OPERATIONS

GENZYME CORPORATION

REVENUES
Total revenues for the three and nine months ended September 30, 1998 increased 14% and 13% to $173.4 million and $508.8 million, respectively, from $152.1 million and $449.0 million, respectively, in the corresponding periods of 1997.

Product revenues consist solely of sales by Genzyme General. Product revenues for the three months ended September 30, 1998 increased 15% to $152.5 million from $132.1 million in the comparable period of 1997. For the nine months ended September 30, 1998, product revenues increased 14% to $445.6 million from $391.9 million in the same period of 1997. The increase during both periods was primarily due to the increased sales of Cerezyme[R] enzyme. Sales of Cerezyme[R] enzyme and Ceredase[R] enzyme increased 23% for each of the three and nine months ended September 30, 1998 to $105.5 million and $297.6 million, respectively, from $87.4 million and $247.8 million, respectively, in the corresponding periods in 1997 due to strong international sales and the market launch of Cerezyme[R] enzyme in Japan. Cerezyme[R] enzyme sales accounted for 86% of the combined revenues for the two products during the third quarter of 1998.

Service revenues consist primarily of genetic testing services performed by Genzyme General, sales of GTR's Carticel[TM] autologous cultured chondrocyte ("Carticel[TM] AuCC") and Epicel[TM] services as well as sales of GMO's SAGE[TM] differential gene expression technology ("SAGE[TM]") services. For the three months ended September 30, 1998, service revenues increased 11% to $18.5 million from $16.7 million for the corresponding period of 1997. Service revenues were $55.4 million for the nine months ended September 30, 1998, an increase of 10% over service revenues of $50.4 million for the nine months ended September 30, 1997. Service revenues increased for the three and nine months ended September 30, 1998 due primarily to increased sales of both GTR's Carticel[TM] AuCC and Epicel[TM] services and increased sales of GMO's SAGE[TM] services in each period, offset in part by slight reductions in genetic testing service revenue in each period. GMO added $0.6 million and $1.7 million of service revenue in the three and nine months ended September 30, 1998, respectively, as compared to $0.1 million in the corresponding periods of 1997.

International sales as a percentage of total product and service sales for the three and nine months ended September 30, 1998 increased to 39% and 40%, respectively, from 36% an 37%, respectively, in the corresponding periods of 1997. The increases in international sales in these periods are due primarily to increases in the international sales of Cerezyme[R] enzyme of 29% in each of the three and nine months ended September 30, 1998, as well as increased European sales of Carticel[TM] AuCC.

MARGINS AND OPERATING EXPENSE
Gross margins for the quarters ended September 30, 1998 and 1997 were 51% and 64%, respectively, and for the nine months ended September 30, 1998 and 1997 were 59% and 61%, respectively. The decline in gross margins is due primarily to a decrease in Genzyme General's product margins, due to charges recorded by Genzyme General in the third quarter of 1998 of $14.8 million for the write-down of excess Ceredase[R] enzyme inventory and $10.4 million to write-down Sepra Products inventory amounts to net realizable value, offset in part by an increase in the service margins of GTR and GMO. Without the $25.2 million of charges, Genzyme's gross margins for the three months ended September 30, 1998 would have been 66%.

Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three and nine months ended September 30, 1998 were 53% and 63%, respectively, as compared to 68% and 66%, respectively, for the corresponding periods of 1997. Product margins declined in both the three and nine months ended September 30, 1998. Without the $25.2 million of charges, Genzyme's gross margins for the nine months ended September 30, 1998 would have been 65%. This increase is due to increased sales of Cerezyme[R] enzyme.

Service margins for both the three and nine months ended September 30, 1998 were 34%, as compared to 30% for the three months ended September 30, 1997 and 29% for the nine months ended September 30, 1997. The increase in service margins for the three and nine month periods ended September 30, 1998 resulted primarily from increased service margins for GTR attributable to higher sales volume and related efficiencies in the manufacturing process of Carticel[TM] AuCC, the continued consolidation of facilities and services relating to Genzyme General's genetic testing services and increased service margins for GMO. GMO's service margins increased in the three and nine months ended September 30, 1998 due to higher sales volume compared to the corresponding periods of 1997.

Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three months ended September 30, 1998 were $57.8 million as compared to $55.4 million for the same period in 1997, an increase of 4%. SG&A expenses and amortization of intangibles for the nine months ended September 30, 1998 increased 14% to $178.4 million from $156.4 million in the corresponding period of 1997. The increase for both periods was due primarily to increased staffing in support of the growth in several product lines and an increase in GMO's amortization of intangibles, offset in part by decreased marketing for Carticel[TM] AuCC. Amortization of intangibles for GMO commenced in June 1997.

Research and development expenses for the three months ended September 30, 1998 were $32.3 million compared to $22.8 million for the three months ended September 30, 1997, an increase of 42%, due primarily to additional research and development expenses resulting from (i) the consolidation of the results of ATIII LLC, the joint venture between Genzyme and GTC for the development and commercialization of transgenic recombinant human antithrombin III ("ATIII"), for which there were no comparable amounts in the corresponding period of 1997, and (ii) increased spending on GMO's SAGE[TM] services and its gene therapy and drug discovery programs. For the nine months ended September 30, 1998, research and development expenses were $84.9 million compared to $64.5 million for the same period of 1997, an increase of 32%, due primarily to additional research and development expenses from the consolidation of the results of ATIII LLC for which there were no comparable amounts in the same period of 1997, increased spending on GMO's SAGE[TM] services, gene therapy and drug discovery programs and increases in GTR's research and development spending.

OTHER INCOME AND EXPENSES
Other income and expenses for the three months ended September 30, 1998 was a net other income of $26.1 million compared to a net expense of $3.9 million in the three months ended September 30, 1997. The increase is primarily due to the a gain of $31.2 million on the sale of substantially all of the assets of Genzyme's research products business to TECHNE in July 1998 (the "TECHNE Sale"), offset in part by losses from unconsolidated affiliates. Equity in net loss of Genzyme's unconsolidated affiliates increased from $3.4 million for the three months ended September 30, 1997 to $6.5 million for the three months ended September 30, 1998. The change is primarily due to: (i) increased losses from GTC; (ii) Genzyme's portion of the losses resulting from Genzyme's joint venture with GelTex for the development and commercialization of RenaGel[R] non-absorbed phosphate binder ("RenaGel LLC"), which was established on June 17, 1997; (iii) Genzyme's portion of the losses resulting from Pharming/Genzyme LLC, Genzyme's joint venture with Pharming for the development and commercialization of hAG as a treatment for Pompe's disease which became effective on October 9, 1998; (iv) Genzyme's portion of the losses resulting from Diacrin/Genzyme LLC, Genzyme's joint venture with Diacrin, Inc. for the development and commercialization of products and processes using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases in humans which was established on October 1, 1996; and (v) Genzyme's portion of the losses resulting from BioMarin/Genzyme LLC, Genzyme's joint venture with BioMarin for the development and commercialization of alpha-L-iduronidase for the treatment of MPS I, which was established on September 14, 1998. For the three months ended September 30, 1998, Genzyme recorded minority interest of $1.0 million, representing GTC's portion of the results of ATIII LLC for the period then ended. There was no comparable amount in the corresponding period of last year.

Other income and expenses for the nine months ended September 30, 1998 was a net other income of $18.4 million compared to a net expense of $8.1 million in the nine months ended September 30, 1997. The increase is primarily due to the TECHNE Sale, offset in part by increased losses from unconsolidated affiliates. Equity in net loss of Genzyme's unconsolidated affiliates increased from $7.7 million for the nine months ended September 30, 1997 to $18.1 million for the nine months ended September 30, 1998. The change is primarily due to increased losses from GTC, Genzyme's portion of the losses of RenaGel LLC, Pharming/Genzyme LLC, Diacrin/Genzyme LLC and BioMarin/Genzyme LLC. These losses were offset in part by a gain of $2.4 million on Genzyme's investment in GTC due to issuance by GTC of shares of its common stock, which was recorded in June 1998. For the nine months ended September 30, 1998, Genzyme recorded minority interest in the results of ATIII LLC of $2.7 million, representing GTC's portion of the losses of the joint venture for the first nine months of 1998. There was no comparable amount in the corresponding period of last year.

Interest income for the three months ended September 30, 1998 increased to $7.4 million from $2.8 million in the corresponding period of 1997 due to higher average cash balances resulting primarily from the proceeds from the issuance of the GGD Notes in May 1998. Interest expense for the three months ended September 30, 1998 increased to $6.9 million from $3.3 million in the same period of 1997 due to additional interest expense recorded as a result of the issuance of the GGD Notes in May 1998.

Interest income for the nine months ended September 30, 1998 increased to $16.4 million from $8.1 million in the same period of 1997 due to higher average cash balances resulting primarily from the proceeds from the issuance of the GGD Notes in May 1998. Interest expense for the nine months ended September 30, 1998 increased to $16.1 million from $8.5 million in the corresponding period of 1997 due to additional interest expense recorded as a result of the issuance of the GGD Notes in May 1998 and interest related to the GMO Debentures issued in August 1997.

The tax provisions for the three and nine months ended September 30, 1998 and 1997 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, the use of a foreign sales corporation to effect overseas sales, nondeductible amortization of intangibles, tax credits and Genzyme's share of the losses of unconsolidated subsidiaries. The effective tax rate was 41.4% and 41.2%, respectively, for the three and nine months ended September 30, 1998 compared to 39.3% and 45.4%, respectively, for the corresponding periods in 1997.

GENZYME GENERAL

REVENUES
Total revenues for the three and nine months ended September 30, 1998 increased 12% and 11% to $167.1 million and $490.2 million, respectively, from $148.8 million and $441.1 million, respectively, in the corresponding periods of 1997.

Product revenues for the three and nine months ended September 30, 1998 increased 15% and 14% to $152.5 million and $445.6 million, respectively, from $132.1 million and $391.9 million, respectively, in the comparable periods of 1997.

Revenues for the Therapeutics business unit consisted primarily of sales of Cerezyme[R] enzyme and Ceredase[R] enzyme. Therapeutics sales increased 23% for each of the three and nine months ended September 30, 1998 to $107.4 million and $305.5 million, respectively, from $87.4 million and $247.8 million, respectively, in the corresponding periods of 1997. The increases are due to strong international sales and the market launch of Cerezyme[R] enzyme in Japan. Cerezyme[R] enzyme sales accounted for 86% of the combined revenues for the two products during the third quarter of 1998. This percentage will increase as the patient conversion process is completed. It is expected that the conversion process will be complete by mid-1999. Combined revenues for Cerezyme[R] enzyme and Ceredase[R] enzyme for the three and nine months ended September 30, 1998 were $105.5 million and $297.6 million, respectively, as compared to $85.6 million and $242.3 million, respectively, for the same periods of 1997. Genzyme General's results of operations are highly dependent on these products, which together represented 69% and 67% of product sales for the three and nine months ended September 30, 1998, respectively, compared to 65% and 62%, respectively, in the corresponding periods of last year.

Revenues for the Surgical Products business unit increased 11% to $27.2 million in the three months ended September 30, 1998 from $24.6 million in the corresponding period of last year due primarily to increased sales of Seprafilm[R] bioresorbable membrane and increased sales from instrumentation and sutures, offset in part by a slight decrease in sales of fluid management products. For the nine months ended September 30, 1998 and 1997, Surgical Products' revenues were $81.7 million and $81.6 million, respectively. Revenues were substantially the same for these periods despite stronger sales of Seprafilm[R] bioresorbable membrane, due primarily to a 12% reduction in sales of fluid management products.

Revenues for the Diagnostics business unit decreased 3% to $29.6 million from $30.4 million in the same period of last year due primarily to the sale of the research products business on July 1, 1998, offset in part by a growth in sales of cardiovascular products. For the nine months ended September 30, 1998, the Diagnostics business unit's revenues declined to $91.4 million from $92.7 million in the corresponding period of 1997 despite stronger sales of cardiovascular products due primarily to the sale of the research products business and a reduction in genetic testing revenues.

International sales as a percentage of total product and service sales for the three and nine months ended September 30, 1998 increased to 40% and 41%, respectively, from 37% for both of the corresponding periods of 1997. The increase in international sales for the three and nine months ended September 30, 1998 is due primarily to increases in the international sales of Cerezyme[R] enzyme.


MARGINS AND OPERATING EXPENSES
Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Gross margins for the quarters ended September 30, 1998 and 1997 were 52% and 65%, respectively, and 61% and 63% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in gross margins in the third quarter is due primarily to a decline in product margins in each period.

Product margins for the three and nine months ended September 30, 1998 were 53% and 63%, respectively, as compared to 68% and 66%, respectively, for the same periods of 1997. Product margins declined in both periods despite increased sales volume of Cerezyme[R] enzyme primarily as a result of charges recorded by Genzyme General in the third quarter of 1998 of $25.2 million associated with the write-down of inventories in the Therapeutics and Surgical Products business units. The conversion of U.S. patients with Gaucher disease from Ceredase[R] to Cerezyme[R] is scheduled for completion by the end of 1998, and a complete conversion of patients worldwide is scheduled for mid-1999. Based on its successful progress in converting patients from Ceredase[R] to Cerezyme[R], Genzyme General has determined that its existing supply of finished goods of Ceredase[R] is sufficient to meet patient needs. As a result, in the third quarter of 1998, Genzyme General recorded a $14.8 million charge to cost of products sold primarily for the remaining inventory used to make Ceredase[R]. In addition, during the third quarter of 1998, Genzyme General reviewed its requirements to support the Sepra Products. As a result, in the third quarter of 1998, Genzyme General recorded a $10.4 million charge to cost of products sold to reduce Sepra Products inventory amounts to net realizable value.

Without these other charges, product margins would have been 70% and 68% for the three and nine months ended September 30, 1998, respectively. Product margins, without other charges increased in both periods due to increased sales of Cerezyme [R] enzyme.

Genetic testing service margins for the three and nine months ended September 30, 1998 were 35% and 38%, respectively, compared to 36% and 37%, respectively, in the same periods of 1997.

SG&A expenses and amortization of intangibles for the three months ended September 30, 1998 increased slightly to $47.0 million from $46.8 million for the same period in 1997. SG&A expenses and amortization of intangibles for the nine months ended September 30, 1998 increased 9% to $146.5 million from $134.9 million in the corresponding period of 1997. The increase for both periods was due primarily to increased staffing in support of the growth in several product lines.

Research and development expenses for the three months ended September 30, 1998 were $25.6 million compared to $18.5 million for the three months ended September 30, 1997, an increase of 38%, due primarily to a $2.5 million increase in Genzyme General's research and development spending and $2.9 million of additional research and development expenses resulting from the consolidation of the results of ATIII LLC and for which there were no comparable amounts in the same period of 1997. In addition, during the third quarter of 1998, Genzyme wrote-off certain costs related to equipment used to manufacture Sepra Products totaling $1.7 million. For the nine months ended September 30, 1998, research and development expenses were $65.1 million compared to $54.8 million for the same period of 1997, an increase of 19%, due primarily to $7.7 million of research and development expenses resulting from the consolidation of the results of ATIII LLC and a $1.7 million charge to research and development expense for certain costs related to equipment used to manufacture Sepra Products for which there were no comparable amounts in the corresponding period of 1997. For the nine months ended September 30, 1998 Genzyme General's research and development spending increased $0.9 million.

OTHER INCOME AND EXPENSES
Other income and expenses for the three months ended September 30, 1998 was a net other income of approximately $29.2 million compared to net other expense of approximately $1.3 million in the three months ended September 30, 1997. The increase is primarily due to a $31.2 million gain on the sale of substantially all of the assets of the research products business in the third quarter of 1998 and increased interest income due to higher average cash balances, offset in part by increased losses from unconsolidated affiliates and increased interest expense resulting from the issuance in May 1998 of the GGD Notes. Equity in net loss of Genzyme's unconsolidated affiliates increased from $1.7 million in the three months ended September 30, 1997 to $4.7 million for the three months ended September 30, 1998. The change is primarily due to increased losses from GTC and Genzyme's portion of the losses of RenaGel LLC, Pharming/Genzyme LLC and BioMarin/Genzyme LLC. For the three months ended September 30, 1998, Genzyme recorded minority interest of $1.0 million, representing GTC's portion of the results of ATIII LLC for the period then ended.

Interest income for the three months ended September 30, 1998 increased to $7.0 million from $2.4 million in the corresponding period of 1997 due to higher average cash balances resulting primarily from the proceeds from the issuance of the GGD Notes in May 1998. Interest expense for the three months ended September 30, 1998 increased to $5.3 million from $2.0 million in the same period of 1997 due to additional interest expense recorded as a result of the issuance of the GGD Notes in May 1998.

Other income and expenses for the nine months ended September 30, 1998 was a net other income of approximately $28.7 million compared to a net other expense of approximately $1.3 million in the nine months ended September 30, 1997. The change is primarily due to a $31.2 million gain on the sale of substantially all of the assets of the research products business in the third quarter of 1998 and increased interest income due to higher average cash balances, offset in part by increased losses from unconsolidated affiliates and increased interest expense. Equity in net loss of Genzyme's unconsolidated affiliates increased from $2.6 million for the nine months ended September 30, 1997 to $11.7 million for the nine months ended September 30, 1998. The change is primarily due to increased losses from GTC and Genzyme's portion of the losses of RenaGel LLC, Pharming/Genzyme LLC and BioMarin/Genzyme LLC. These losses were offset by a $2.4 million gain on Genzyme General's investment in GTC, due to issuance by GTC of shares of its common stock, which was recorded in the nine months ended September 30, 1998. For the nine months ended September 30, 1998, Genzyme recorded minority interest of $2.7 million, representing GTC's portion of the results of ATIII LLC for the period then ended.

Interest income for the nine months ended September 30, 1998 increased to $14.8 million from $7.3 million in the same period of 1997 due to higher average cash balances resulting primarily from the proceeds from the issuance of the GGD Notes in May 1998. Interest expense for the nine months ended September 30, 1998 increased to $10.7 million from $6.0 million in the corresponding period of 1997 due to additional interest expense recorded as a result of the issuance of the GGD Notes in May 1998.

The tax provisions for the three and nine months ended September 30, 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, the use of a foreign sales corporation to effect overseas sales, nondeductible amortization of intangibles, tax credits and Genzyme General's share of the losses of unconsolidated subsidiaries. The effective tax rate for the three months ended September 30, 1998 was 39.2%, a slight increase from 38.6% for the same period of 1997. For the three months ended September 30, 1998, tax benefits allocated from GTR and GMO of $4.7 million and $1.2 million, respectively, reduced Genzyme General's tax rate to 25.9% and in the corresponding period of 1997, tax benefits allocated from GTR and GMO of $4.2 million and $1.1 million, respectively, reduced Genzyme General's tax rate to 21.2%. The effective tax rate for the nine months ended September 30, 1998 was 38.8% as compared to 38.5% in the same period of 1997. For the nine months ended September 30, 1998, tax benefits allocated from GTR and GMO of $5.2 million and $12.5 million, respectively, reduced Genzyme General's tax rate to 23.5% and in the corresponding period of 1997, tax benefits allocated from GTR and GMO of $13.1 million and $1.3 million, respectively, reduced Genzyme General's tax rate to 22.2%.

GENZYME TISSUE REPAIR

REVENUES
Service revenues for the three and nine months ended September 30, 1998 were $4.5 million and $12.4 million, respectively, representing increases of 45% and 61% over the same periods in 1997. Sales of Carticel(TM) AuCC were $2.7 million and $7.7 million for the three and nine months ended September 30, 1998 as compared to $1.7 million and $4.4 million for the three and nine months ended September 30, 1997, representing increases of 60% and 75%, respectively. The growth in Carticel(TM) AuCC sales is primarily attributable to increased market penetration and the number of orthopedic surgeons trained in the technique as well as an increase in reimbursement and policy coverage by insurance companies. Sales of the Epicel(TM) service increased 27% and 42%, respectively, to $1.7 million and $4.7 million in the three and nine months ended September 30, 1998, respectively, from $1.4 million and $3.3 million in the same periods of 1997, in each case due to an improvement in marketing and reimbursement efforts.

MARGINS AND OPERATING EXPENSES
GTR's gross margins for the three and nine months ended September 30, 1998 were 22% and 16%, respectively, as compared to the three months ended September 30, 1997 when the gross margin was 3% and the nine months ended September 30, 1997 when the cost of services sold exceeded revenues by 16%. These improvements in service margins are primarily attributable to the higher sales volumes and efficiencies gained in the manufacturing process for Carticel(TM) AuCC. GTR management is currently implementing a cost reduction program. This program is expected to begin to reduce operating expenses in the fourth quarter of 1998.

SG&A expenses were $6.0 million and $18.4 million for the three and nine months ended September 30, 1998, respectively, as compared to $6.4 million and $19.0 million in the comparable periods of last year, representing decreases of 5% and 4%, respectively. The decreases are attributable to decreased marketing for Carticel(TM) AuCC. GTR incurs direct SG&A charges as well as an SG&A charge from Genzyme General for SG&A work performed by Genzyme General on behalf of GTR based on actual amounts incurred. In the three and nine months ended September 30, 1998, $1.6 million and $4.9 million, respectively, of SG&A services were provided by Genzyme General as compared to $1.8 million and $5.7 million for the same periods of 1997. These changes were due to decreases in expenses incurred in connection with the marketing of Carticel(TM) AuCC and the costs incurred in the first quarter of 1997 related to the submission of the BLA for Carticel(TM) AuCC with the FDA.

Research and development expenses for the three and nine months ended September 30, 1998 were $2.6 million and $8.5 million, respectively, compared to $2.7 million and $7.7 million in the comparable periods of 1997 representing a 4% decrease for the three months ended September 30, 1998 and an 11% increase for the nine months ended September 30, 1998. The increase in the nine months ended September 30, 1998 was primarily due to spending on Carticel(TM) AuCC. In the three and nine months ended September 30, 1998, $2.0 million and $6.5 million, respectively, of research and development services were provided to GTR by Genzyme General, compared to $2.0 million and $5.4 million in the same periods of 1997, due to increased support for the various Carticel(TM) programs.

OTHER INCOME AND EXPENSES
Interest income was $0.3 million for both the three months ended September 30, 1998 and September 30, 1997 and $1.0 million for the nine months ended September 30, 1998 compared to $0.6 million for the same period of 1997, an increase of 47%. The increase was due primarily to higher average cash balances resulting from the public offering of GTR Stock in November 1997.

Interest expense was $0.5 million and $2.0 million for the three and nine months ended September 30, 1998, respectively, as compared to $0.8 million and $2.0 million for the same periods of 1997. The decrease in interest expense in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, was the result of the completion, in the second quarter of 1998, of the accretion of the conversion feature related to the March 1997 addition of $13.0 million of debt from the GTR Note.

On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between GTR and Diacrin, Inc. to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. Under the terms of the joint venture agreement, GTR provided 100% of the initial $10.0 million of the funding requirements and will provide 75% of the next $40.0 million of funding requirements for products to be developed by the joint venture. Thereafter, all costs will be shared equally by the two parties. In the three and nine months ending September 30, 1998, GTR provided $1.6 million and $5.0 million, respectively, of funding to, and realized net losses of $1.6 million and $5.2 million, respectively, from the joint venture as compared to funding of $1.0 million and $5.1 million, respectively, and net losses of $1.5 million and $4.9 million, respectively, for the corresponding periods in 1997.

GENZYME MOLECULAR ONCOLOGY

REVENUES
GMO recorded service revenues of $0.8 million and $2.0 million for the three and nine months ended September 30, 1998, respectively, as compared to $0.1 million for both the three and nine months ended September 30, 1997. Service revenues consisted of SAGE(TM) service contracts with third parties. GMO also recorded research and development revenues of $1.2 million and $4.5 million in the three and nine months ended September 30, 1998, respectively, as compared to $0.1 million in both the three and nine months ended September 30, 1997. These revenues consisted of gene therapy research and development contracts with strategic partners and work performed on behalf of StressGen/Genzyme LLC.

MARGINS AND OPERATING EXPENSES
For the three and nine months ended September 30, 1998, GMO recorded cost of revenues of $1.2 million and $3.5 million, respectively, as compared to $0.1 million in both the three and nine months ended September 30, 1997. Cost of revenues consisted of work performed related to the development of gene therapies on behalf of StressGen/Genzyme LLC, as well as development efforts attributable to gene therapy and SAGE(TM) contracts with third parties.

GMO recorded $2.1 million and $5.3 million of SG&A expenses in the three and nine months ended September 30, 1998, respectively, as compared to $0.5 million and $0.8 million in the comparable periods in 1997. The increases from 1997 are due primarily to increased administrative support corresponding with the growth of GMO's business in the areas of gene therapy and drug discovery and increased legal fees related to patents. The increases are also attributable to GMO's write off of capitalized costs of $0.6 million in connection with a registration statement on Form S-3 which was withdrawn in September 1998.

Research and development expenses incurred by GMO in the three and nine months ended September 30, 1998 were $3.2 million and $8.8 million, respectively, compared to $1.6 million and $3.2 million in the same periods of 1997. The increases in research and development costs relate to increases in research personnel and other costs associated with the continued development of GMO's drug discovery, gene therapy and SAGE(TM) programs.

GMO's amortization of intangibles for the three and nine months ended September 30, 1998 were $3.0 million and $9.0 million, respectively, as compared to $1.8 million and $2.0 million during the same periods in 1997. Amortization of intangibles is attributable to certain intangible assets acquired in connection with the acquisition of PharmaGenics on June 18, 1997.

In the second quarter of 1997, GMO recorded a $7.0 million charge resulting from the value assigned to PharmaGenics programs which were still in the developmental stage and for which there was no alternative use. There were no similar amounts in 1998.

OTHER INCOME AND EXPENSES
Interest income and interest expense were $0.1 million and $1.1 million, respectively, for the three months ended September 30, 1998, and were $0.6 million and $3.3 million, respectively, for the nine months ended September 30, 1998. GMO's interest income and interest expense for both the three and nine months ended September 30, 1997, were $0.2 million and $0.5 million, respectively. The interest income results from higher average cash balances due to the issuance of the GMO Debentures. The interest expense consists of interest and the related accretion of the conversion feature of the GMO Debentures.

On July 31, 1997, StressGen/Genzyme LLC was established as a joint venture among Genzyme, StressGen and CMDF to develop stress gene therapies for the treatment of cancer. GMO recorded an equity in the loss of StressGen/Genzyme LLC of $0.3 million and $1.2 million in the three and nine months ended September 30, 1998, respectively as compared to $0.1 million for both the three and nine months ended September 30, 1997.

GMO recorded a tax benefit of $0.7 million and $2.0 million for the three and nine months ended September 30, 1998, respectively, and $0.4 million for both the three and nine months ended September 30, 1997. This tax benefit is the result of the amortization of the deferred tax liability established upon the acquisition of PharmaGenics.

LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION AND SUBSIDIARIES

As of September 30, 1998, Genzyme had cash, cash equivalents, and short- and long-term investments of $555.1 million, an increase of $308.7 million from December 31, 1997. Operating and financing activities provided $75.5 million and $261.4 million of cash, respectively, investing activities used $360.6 million and fluctuations in exchange rates caused a reduction in cash of $0.4 million. In the nine months ended September 30, 1998, financing activities provided $34.9 million of cash proceeds from the exercise of stock options and $243.5 million from the issuance of the GGD Notes, net of the initial purchasers' discount and offering costs of approximately $6.5 million, and used $19.1 million for the repayment of debt and capital lease obligations.

Genzyme has a $225.0 million revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility"). At September 30, 1998, $100.0 million was outstanding under the Revolving Credit Facility, of which $82.0 million was allocated to Genzyme General and $18.0 million was allocated to GTR. In the nine months ended September 30, 1998, investing activities provided $24.8 million of cash from the sale of the primary assets of the research products business $2.0 million of cash from the repayment of loans by affiliates and $0.9 million from the sale of property, plant and equipment. Investing activities used $321.0 million for purchases of investments, net of sales and maturities; $25.0 million of cash to fund capital expenditures; $22.8 million of cash to fund additional equity investments in unconsolidated affiliates; $12.0 million of cash to fund Genzyme's investments in joint ventures; and $8.3 million of cash to fund acquisitions for the Diagnostics business unit's genetic testing services group.

In May 1998, Genzyme completed the private placement of the GGD Notes resulting in net proceeds (after giving effect to the initial purchasers' discount and offering costs) to Genzyme of $243.5 million. The GGD Notes bear interest at 5.25% per annum and interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 1998. As a result of the GMO Dividend, holders of the GGD Notes will also be entitled to receive 0.10805 shares of GMO Stock for each share of GGD Stock issued upon conversion. The GGD Notes are convertible, at any time at or before maturity (unless previously redeemed) into shares of GGD Stock at a conversion price of $39.60 per share, subject to adjustment in certain events. Following the GMO Dividend, holders of the GGD Notes will also be entitled to receive .10805 share of GMO Stock for each share of GGD Stock issued upon conversion. The GGD Notes may not be redeemed prior to June 10, 2001 and are redeemable, subject to certain subordination provisions, on such date and thereafter at the option of Genzyme, as a whole or from time to time in part, at the following prices (expressed as percentages of the principal amount) plus accrued interest to, but not including, the redemption date:
102.63% if redeemed on or before May 31, 2002; 101.75% if redeemed between June 1, 2002 and May 31, 2003; 100.88% if redeemed between June 1, 2003 and May 31, 2004; and 100% if redeemed on or after June 1, 2004.

GENZYME GENERAL

As of September 30, 1998, Genzyme General had cash, cash equivalents, and short- and long-term investments of $528.3 million, an increase of $335.1 million from December 31, 1997. Operating and financing activities provided $114.0 million and $259.6 million of cash, respectively, investing activities used $384.3 million and fluctuations in exchange rates caused a reduction in cash of $0.4 million. In the nine months ended September 30, 1998, financing activities provided $33.0 million of cash proceeds from the exercise of stock options and $243.5 million from the issuance of the GGD Notes, net of the initial purchasers' discount and offering costs of approximately $6.5 million, and used $14.1 million for the repayment of debt and capital lease obligations. At September 30, 1998, $82.0 million of funds allocated to Genzyme General under the Revolving Credit Facility remained outstanding. In the nine months ended September 30, 1998, investing activities provided $24.8 million of cash from the sale of the primary assets of the research products business, $2.0 million of cash from the repayment of loans by affiliates and $0.9 million from the sale of property, plant and equipment. Investing activities used $334.1 million for purchases of investments, net of sales and maturities; $40.5 million of cash to fund capital expenditures; $22.8 million of cash to fund additional equity investments in unconsolidated affiliates; and $7.0 million of cash to fund investments in joint ventures.

In June 1998, the Genzyme Board increased the GTR Equity Line from $13.0 million to $50.0 million. Under the terms of the GTR Equity Line, GTR may draw down funds as needed on a quarterly basis in exchange for an increase in the number of GTR Designated Shares. GTR has drawn approximately $7.0 million under this equity line to date and 727,455 GTR Designated Shares have been reserved for issuance.

In March 1997, the Genzyme Board approved the allocation of up to $25.0 million in cash from Genzyme General to GMO under the GMO Equity Line, subject to a dollar-for-dollar reduction by the proceeds of outside financing received by GMO. As a result of the issuance of the GMO Debentures, the amount available under the GMO Equity Line was reduced to $5.0 million. In September 1998, GMO made a draw of the remaining $5.0 million under the GMO Equity Line, thus reducing the amount available under the GMO Equity Line to zero. As a result, GMO has reserved for future issuance approximately 714,000 GMO Designated Shares.

In August 1998, the Genzyme Board approved an additional allocation by Genzyme General, separate from the GMO Equity Line, of up to $30.0 million in cash to GMO in exchange for an increase in the number of GMO Designated Shares. GMO has not yet drawn any funds under this arrangement. Once GMO Stock becomes publicly traded on November 16, 1998, the rate of exchange will be determined by dividing the size of the draw by the average market value of one share of GMO Stock during the 20 trading days prior to the date the funds are drawn.

Effective August 1998, all of the holders of the GMO Debentures exercised their option to exchange the GMO Debentures, plus accrued interest of $1.2 million, into the GGD Debenture. Approximately 3,029,000 GMO Designated Shares were reserved in connection with this exchange. Most of these GMO Designated Shares will be distributed as part of the GMO Dividend.

In September 1998, the Genzyme Board approved the exchange of a Subordinated Convertible Promissory Note due from GMO to Genzyme General in the amount of $2,450,000, plus accrued interest of $246,080, for approximately 386,000 GMO Designated Shares. Most of these shares will also be distributed to Genzyme General shareholders as part of the GMO Dividend.

Management of Genzyme General believes that its available cash, investments and cash flow from product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as (i) making certain payments to third parties in connection with strategic collaborations,
(ii) continuing the development of the Sepra Products, (iii) expanding its facilities and (iv) continued marketing of Carticel[TM] AuCC and the development, production and marketing of other products through GTR. Genzyme General's cash resources will also be diminished upon repayment of amounts borrowed, plus accrued interest, under the Revolving Credit Facility. Pursuant to the terms of the GGD Debentures and the GGD Notes, the holders will, in some circumstances, receive cash from Genzyme. To the extent cash is used to pay such principal and interest, Genzyme General's cash resources will be diminished. On November 2, 1998, Genzyme announced that the FDA granted marketing approval for Renagel[R] capsules. Under the terms of the joint venture agreement, Genzyme has paid GelTex a $15.0 million milestone payment and will pay an additional $10.0 million milestone payment on the first anniversary of FDA approval. As a result of these commitments and contingencies, Genzyme may have to obtain additional financing. There can be no assurance that such financing will be available on favorable terms, if at all.

GENZYME TISSUE REPAIR

As of September 30, 1998, GTR had cash, cash equivalents and short-term investments of $18.6 million, a decline of $13.3 million from December 31, 1997. In the nine months ended September 30, 1998, GTR used $26.0 million of cash for operations. Investing activities provided $21.7 million of cash which consisted of $16.5 million from the transfer of property to Genzyme General and $10.6 million from the sale and maturity of investments, offset by $5.0 million used to fund GTR's investment in Diacrin/Genzyme LLC. Financing activities provided $1.8 million of cash which included $1.9 million of cash proceeds from employee stock plans.

As of September 30, 1998, $18.0 million of funds allocated to GTR in December 1996 under the Revolving Credit Facility remained outstanding.

Management of GTR believes its available cash resources, together with amounts available under a line of credit from Genzyme General and cash amounts provided by Carticel(TM) AuCC and the Epicel(TM) services will be sufficient to fund planned operations until 2000. In June 1998, the Genzyme Board increased the GTR Equity Line from $13.0 million to $50.0 million. Under the terms of the GTR Equity Line, GTR may draw down funds as needed on a quarterly basis in exchange for GTR Designated Shares. The rate of exchange will be determined by dividing the draw down amount by the average market value of a share of GTR Stock during the 20 trading days prior to the date the funding is drawn down. Management of GTR does not anticipate that it will need to draw down funds from the GTR Equity Line until 1999. GTR may need to raise significant additional capital in order to continue operations at current levels beyond 2000. GTR's plans to raise additional capital include the consideration of the sale of additional equity securities, additional borrowings and strategic alliances with third parties to fund further development and marketing of existing programs. If these initiatives are not successful, GTR may be required to delay, scale-back or eliminate certain of its programs, or to license third parties to commercialize technologies or products that GTR would otherwise undertake itself.

GENZYME MOLECULAR ONCOLOGY

As of September 30, 1998, GMO had cash, cash equivalents, and short- and long-term investments of $8.1 million, a decrease of $13.1 million from December 31, 1997. GMO used $12.5 million for operations during the nine months ended September 30, 1998.

In September 1998, Genzyme withdrew an amended registration statement on Form S-3 that it had filed with the Securities and Exchange Commission in April 1998, covering the initial public offering of 3,450,000 shares of GMO Stock. GMO recorded a $0.6 million charge for previously capitalized costs in connection with this offering. On November 16, 1998 Genzyme will distribute 0.10805 share of GMO Stock for each share of GGD Stock owned on November 2, 1998, and GMO Stock will begin trading on November 16, 1998 on the Nasdaq National Market under the ticker symbol "GZMO". On November 16, 1998 Genzyme will also release from escrow shares of GMO Stock held by former PharmaGenics shareholders. Approximately 8,730,000 GMO Designated Shares will be distributed and approximately 3,929,000 shares of GMO Stock will be released from escrow.

In August 1998, the holders of the GMO Debentures exercised their exchange option and exchanged the GMO Debentures, plus accrued interest of $1.2 million, for the GGD Debentures. In September 1998, the Genzyme Board approved the exchange of a Subordinated Convertible Promissory Note due from GMO to Genzyme General in the amount of $2,450,000, plus accrued interest of $246,080, for approximately 386,000 GMO Designated Shares. In September 1998, GMO made a draw of the remaining $5.0 million available under the GMO Equity Line. In August 1998, the Genzyme Board approved an additional allocation by Genzyme General of up to $30.0 million in cash to GMO in exchange for an increase in the number of GMO Designated Shares. This is in addition to the GMO Equity Line. GMO has not yet drawn any funds under this arrangement.

Management of GMO currently believes that existing cash balances, revenues generated from SAGE(TM) agreements, committed research funding from collaborators and cash available for allocation to GMO from Genzyme General pursuant to a $30.0 million equity line of credit from Genzyme General will enable GMO to maintain its current and planned operations through 2000. Substantial additional funds will be required to complete development and commercialization of GMO's products and services (other than SAGE(TM) services). In addition, GMO's cash requirements may vary materially from those now planned as a result of numerous factors, including progress of GMO's research and development programs, achievement of milestones under strategic alliance arrangements , the ability of GMO to establish and maintain additional strategic alliances and licensing agreements, the progress of development efforts of GMO's strategic partners, competing technological and market developments, the costs involved in enforcing patent claims and other intellectual property rights and the cost and timing of regulatory approvals. Insufficient funds may require GMO to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that GMO would otherwise undertake itself.


YEAR 2000 COMPLIANCE
Many computer systems and other equipment with embedded chips or processors experience problems handling dates beyond the year 1999. As a result, older programs may experience operating difficulties that cause date-sensitive transaction errors or failures unless they are modified or upgraded to adequately address the problem. The potential impact of the Year 2000 problem cannot be fully appreciated at this time.

The Company has implemented a Year 2000 compliance program intended to identify and minimize exposure to Year 2000 problems. This program involves four phases:
(a) conducting an inventory of the Company's Year 2000 issues; (b) prioritizing identified systems, programs and equipment based on materiality to the Company's operations; (c) assessing Year 2000 compliance; and (d) resolving Year 2000 issues through upgrades, replacements or repairs. The Company places each identified system or piece of equipment in one of seven categories: (i) mission critical, (ii) mission important, (iii) process critical, (iv) process important, (v) process convenient, (vi) reporting and (vii) other. The compliance program is being conducted by each division, business unit and department within the Company and is generally being coordinated by an employee who is dedicated to this program.

The Company is completing the first two phases of the compliance program. Its Year 2000 exposures are primarily in the areas of information systems, financial and administrative applications, manufacturing applications and equipment, and research and development support systems and equipment. The Company is also currently assessing compliance of identified systems and equipment. Completion of the first three phases is scheduled for the end of the first quarter of 1999 for all systems and equipment deemed critical or important under the Company's operations categories (i)-(iii), and the Company plans to resolve the Year 2000 issues for such systems and equipment by mid 1999. The Company is also developing contingency plans with respect to categories (i) and (ii). The Company plans to resolve Year 2000 issues for systems and equipment in categories (iv) and (v) by the end of the third quarter of 1999, and for systems and requirements in categories (vi) and (vii) as time permits.

Concurrently with the conduct of the Company's internal compliance program, the Company is also in the process of surveying certain third parties with whom the Company conducts business about their Year 2000 readiness. These third parties include significant customers, suppliers, research or collaborative partners, service providers and distributors considered to be critical to the Company's business. The Company will attempt to mitigate its risks with respect to such third parties' Year 2000 compliance. This may involve efforts such as identifying and securing alternative resources and developing joint contingency plans with critical suppliers.

The Company may incur significant costs in assessing, resolving and mitigating Year 2000 compliance issues. Each department, business unit and division of the Company incurs its own costs in connection with readiness efforts. The Company does not separately track the internal costs of its Year 2000 compliance efforts and therefore these costs are unknown. The Company estimates that to date it has spent approximately $0.5 million in replacing, upgrading or repairing systems or equipment. Although the aggregate additional costs of the Company's Year 2000 program cannot be known at this time, it is currently expected to be less than $1.5 million. The actual costs will depend on numerous factors, including without limitation, the costs of replacing, upgrading or repairing systems, software and equipment, internal staff costs, and consulting fees and expenses. All costs are expected to be funded through operations.

There can be no assurance that the Company's Year 2000 issues will be resolved by the end of 1999. Failure to identify and resolve all significant Year 2000 issues in a timely manner could result in interruptions in, or failures of, certain normal business activities or operations that may have a material adverse effect on the Company's business, results of operations and financial condition. The Company's compliance program is an ongoing process, and the estimated costs and timetables discussed above are subject to change. The failure of third parties that are significant to the Company's business to be Year 2000 compliant could also have a material adverse effect on the Company's business, results of operations and financial condition.

EURO-THE NEW EUROPEAN CURRENCY
On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency on that date. The Euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in Euros, and will redenominate outstanding sovereign debt. At that time, the participating countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro will be exercised by the new European Central Bank.

Following the introduction of the Euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the Euro. The resultant Euro-denominated amount will then be converted into the second legacy currency.

The Company is addressing the business implications of conversion to the Euro, including (i) technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, (ii) long term competitive implications of the conversions, (iii) the effect on market risk with respect to currency exchange, derivatives and other financial instruments, (iv) tax issues and (v) whether any contracts between the Company and its suppliers, distributors and other partners require amendment. At this time, management is in the process of evaluating the impact of this conversion on the Company.

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

SUBSEQUENT EVENTS
Effective October 9, 1998, Genzyme and Pharming formed Pharming/Genzyme LLC, a joint venture to develop and commercialize worldwide hAG as a treatment for Pompe's disease. Under the terms of the agreement, Genzyme General will fund the first $14.0 million of development costs. Pharming/Genzyme LLC development costs including certain costs incurred by Pharming on behalf of the joint venture between June 1, 1998 and October 9, 1998 in excess of $14.0 million will be funded equally by Genzyme General and Pharming. Genzyme General will make a $7.0 million milestone payment to Pharming upon receipt of FDA approval of a BLA for hAG for the treatment of Pompe's disease.

In October 1998, GMO licensed its p53 gene therapy patent rights to Schering-Plough Corporation. Under terms of the licensing agreement, GMO received a $5.0 million up-front payment. There could be additional patent, product development and sales milestone fees, in addition to royalties on product sales, associated with Schering-Plough's development and commercialization of a p53 gene therapy product.

On November 2, 1998, Genzyme General and GelTex announced that the FDA granted marketing approval for RenaGel(R) capsules for the reduction of serum phosphorus in patients with end-stage renal disease. Genzyme made a $15.0 million payment to GelTex in connection with the receipt of FDA approval of RenaGel(R) capsules, and is required to make an additional $10.0 million payment to GelTex on the first anniversary of FDA approval.

In February 1997, Genzyme issued a $13.0 million note convertible into shares of GTR Stock (the "GTR Note"). The GTR Note bears interest at the rate of 5% per year. On November 2, 1998, the holder of the GTR Note converted $600,000 of the principal amount of the GTR Note in exchange for 223,405 shares of GTR Stock. GTR paid $1.1 million of interest expense to the holder in connection with this conversion.

On November 16, 1998, Genzyme will distribute 0.10805 share of GMO Stock for each share of GGD Stock owned on November 2, 1998, and GMO Stock will begin trading on the Nasdaq National Market under the ticker symbol "GZMO". On November 16, 1998, Genzyme will also release from escrow shares of GMO stock Oncology shares held by former PharmaGenics shareholders. Approximately 8,370,000 GMO Designated Shares will be distributed and approximately 3,929,000 shares of GMO Stock will be released from escrow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Not applicable.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1998

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
In August 1998, all of the holders of the GMO Debentures exercised their exchange option and converted the GMO Debentures, plus accrued interest of $1.2 million, for the GGD Debentures. The GGD Debentures have an aggregate principal amount of $21.2 million, bear interest at 5% and mature on August 29, 2003. The GGD Debentures are convertible into shares of GGD Stock at a conversion price of $33.67 per share, subject to adjustment for certain events. The conversion price will be adjusted to reflect the distribution of GMO Designated Shares on November 16, 1998.

Genzyme believes the issuance of the GGD Debentures in exchange for the GMO Debentures was exempt from registration under Section 3(a)(9) of the Securities Act for securities exchanged with existing shareholders where no remuneration is paid for soliciting the exchange and qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act based on the number and nature of the holders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

           4.1 Genzyme General Division Convertible Debenture dated August 29, 1998. Filed as Exhibit 4.15 to Genzyme's Registration Statement on Form S-3 (File No. 333-64901) and incorporated herein by reference.

           4.2 Registration Rights Agreement dated as of August 29, 1997 by and between Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

           27.1 Financial Data Schedules for Genzyme for the nine months ended September 30, 1998 (for EDGAR filing purposes only). Filed herewith.

           27.2 Financial Data Schedules for Genzyme for the nine months ended September 30, 1997 (for EDGAR filing purposes only). Filed herewith.

 (b)     Report on Form 8-K

         On October 27, 1998, Genzyme filed a Current Report on Form 8-K to announce that on October 15, 1998 its Board of Directors declared a tax-free dividend of shares of GMO Stock payable on November 16, 1998 to Genzyme General shareholders of record on November 2, 1998. Genzyme General stockholders will receive 0.10805 share of GMO Stock for each share of GGD Stock owned, and cash will be paid for fractional shares at the rate of $7.00 per share. In addition, Genzyme announced that on November 16, 1998, it will release from escrow approximately 3.9 million shares of GMO Stock that were issued to the former shareholders of PharmaGenics in June 1997 when Genzyme acquired PharmaGenics and formed GMO. Beginning November 16, 1998, GMO Stock will be listed on the Nasdaq National Market under the symbol "GZMO".

                      GENZYME CORPORATION AND SUBSIDIARIES

                          FORM 10-Q, SEPTEMBER 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENZYME CORPORATION


 DATE: November 16, 1998                     By: /s/ David J. McLachlan
                                             -----------------------------------
                                             David J. McLachlan
                                             Duly Authorized Officer and
                                             Executive Vice President, Finance;
                                             Chief Financial Officer

                      GENZYME CORPORATION AND SUBSIDIARIES

                          FORM 10-Q, SEPTEMBER 30, 1998

                                  EXHIBIT INDEX

  4.1 Genzyme General Division Convertible Debenture dated August 29, 1998. Filed as Exhibit 4.15 to Genzyme's Registration Statement on Form S-3 (file No. 333-64901) and incorporated herein by reference.

  4.2 Registration Rights Agreement dated as of August 29, 1997 by and between Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

 27.1 Financial Data Schedules for Genzyme for the nine months ended September 30, 1998 (for EDGAR filing purposes only). Filed herewith.

 27.2 Financial Data Schedules for Genzyme for the nine months ended September 30, 1997 (for EDGAR filing purposes only). Filed herewith.