Form 10-K405
period 1998-12-31
GENZYME CORP
filed 1999-03-31
CIK 732485

     ------------------------------------------------------------------------

     ------------------------------------------------------------------------
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                         --------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                           COMMISSION FILE NO. 0-14680

                         --------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1999: $3,872,522,549

Number of shares of the Registrant's GGD Stock outstanding as of March 1, 1999:
                                   81,953,196
Number of shares of the Registrant's GTR Stock outstanding as of March 1, 1999:
                                   22,292,811
Number of shares of the Registrant's GMO Stock outstanding as of March 1, 1999:
                                   12,668,989
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Genzyme General, Genzyme Tissue Repair and Genzyme Molecular Oncology Annual Reports are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 1999 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-K for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, estimates of the potential markets for the Company's products and services, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Company's products and services and estimates of the capacity of manufacturing and other facilities to support such products and services and plans to create a new division and to transfer the Company's interest in Diacrin/Genzyme LLC from its General Division to its Tissue Repair Division. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors and (vii) the ability of the Company to obtain requisite corporate approvals concerning the creation of the new division and the transfer of the interest in Diacrin/Genzyme LLC. See also "Factors Affecting Future Operating Results" under the headings (x) "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the Genzyme General Annual Report for the fiscal year ended December 31, 1998 (the "1998 Genzyme General Annual Report"), (y) "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" in the Genzyme Tissue Repair Annual Report for the fiscal year ended December 31, 1998 (the "1998 GTR Annual Report") and (z) "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the Genzyme Molecular Oncology Annual Report for the fiscal year ended December 31, 1998 (the "1998 GMO Annual Report") set forth in Exhibits 13.1, 13.2 and 13.3, respectively, to this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Genzyme is a biotechnology company that develops innovative products and services for significant unmet medical needs. Genzyme currently has three divisions, each with its own outstanding series of common stock that is intended to reflect the value and track the performance the division.

     - Genzyme General develops and markets therapeutic and surgical products and diagnostic services and products. Genzyme General Division Common Stock ("GGD Stock") is listed on the Nasdaq National Market under the symbol "GENZ."

     - Genzyme Tissue Repair develops and markets biological products and devices for orthopedic injuries, and severe burns. Genzyme Tissue Repair Division Common Stock ("GTR Stock") is listed on the Nasdaq National Market under the symbol "GZTR."

     - Genzyme Molecular Oncology is developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors. Genzyme Molecular Oncology Division Common Stock ("GMO Stock") is listed on the Nasdaq National Market under the symbol "GZMO."

     For purposes of financial statement presentation, all of Genzyme's programs, products, assets and liabilities are allocated to Genzyme General, Genzyme Tissue Repair or Genzyme Molecular Oncology. Notwithstanding this allocation, Genzyme continues to hold title to all of the assets and is responsible for all of the liabilities allocated to each of the divisions. Holders of the outstanding common stock have no specific claim against the assets attributed to the division whose performance is associated with the series of stock they hold. Liabilities or contingencies of any division that affect Genzyme's resources or financial condition could affect the financial condition or results of operations of all three divisions.

     Cerezyme(R), Ceredase(R), Thyrogen(R), Seprafilm(R), Pleur-evac(R), Thora-Klex(R), Tevdek(R), Polydek(R), InSight(R), MASDA(R) and Carticel(R) are registered trademarks of Genzyme. Sepracoat(TM), Sepragel(TM), Sepramesh(TM), Sahara(TM), Cohn Cardiac Stabilizer(TM), Diamond-Line(TM), Diamond-Flex(TM), Diamond-Touch(TM), N-geneous LDL(TM), N-geneous HDL(TM), Contrast(TM), Epicel(TM), GlyPro(TM) and SAGE(TM) are trademarks and Renagel(R) is a registered trademark of GelTex Pharmaceuticals, Inc. NeuroCell(TM)-PD and NeuroCell(TM)-HD are trademarks of Diacrin, Inc. Provisc(R) is a registered trademark of Alcon Laboratories, Inc. Pulmozyme(R) is a registered trademark of Genentech, Inc. AVONEX(R) is a registered trademark of Biogen, Inc.

  Recent Developments

     In March 1999, Genzyme announced its plans to create a new division for its existing surgical products business with its own series of common stock. The surgical products business is currently a unit of Genzyme General. Genzyme also announced its intention to transfer its ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General. Diacrin/Genzyme LLC is a joint venture formed by Genzyme and Diacrin to develop and commercialize the NeuroCell(TM) products. The transfer is related to Genzyme Tissue Repair's effort to redefine its focus on orthopedics and burn care and away from neurodegenerative diseases. Genzyme General believes that the NeuroCell(TM) products complement its specialty therapeutics product portfolio. Both of these transactions are expected to be completed by the third quarter of 1999.

GENZYME GENERAL -- PRODUCTS AND DEVELOPMENT PROGRAMS

  Therapeutics

     Cerezyme(R) Enzyme/Ceredase(R) Enzyme. Treatment with Cerezyme(R) enzyme or Ceredase(R) enzyme replacement therapy currently represents the only safe and effective treatment for Type I Gaucher disease, a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency in an important enzyme in the body called glucocerebrosidase ("GCR"). Gaucher disease is one of a family of approximately 40 genetic diseases known as lysosomal storage diseases. Ceredase(R) enzyme is a modified form of human GCR in which glycoprotein remodeling technology has been used to target GCR to the cells where the lipid accumulation occurs. Cerezyme(R) enzyme is a recombinant form of GCR that has been remodeled in a similar manner. Genzyme General produced Ceredase(R) enzyme from an extract of human placental tissue. Historically, the supply available was not sufficient to produce enough Ceredase(R) enzyme to treat all known patients. To address supply constraints, Genzyme developed Cerezyme(R) enzyme and received approval from the FDA in October 1996 to manufacture Cerezyme(R) enzyme in Boston, Massachusetts. Nearly all patients have been converted from Ceredase(R) enzyme to Cerezyme(R) enzyme. Genzyme General determined that its existing supply of finished goods of Ceredase(R) enzyme was sufficient to meet patient needs and, therefore, stopped producing Ceredase(R) enzyme in 1998.

     Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the estimated 5,000 Gaucher patients Genzyme General believes exist worldwide. Currently, approximately 50% of these patients are receiving treatment. Cerezyme(R) enzyme and Ceredase(R) enzyme, together, are available in approximately 50 countries worldwide. Cerezyme(R) enzyme has received marketing approval in eight countries as well as the 15 countries forming the European Union ("EU"). Ceredase(R) enzyme has received marketing approval in 13 countries. Genzyme's results of operations are highly dependent on sales of these products, which totaled approximately $411.1 million in 1998.

     Renagel(R) Capsules. In October 1998, the FDA granted marketing approval for Renagel(R) Capsules for the reduction of serum phosphorus in patients with end-stage renal disease. There are an estimated 220,000 end-stage renal failure patients in the U.S., approximately 95% of whom receive a phosphate control product, and an estimated 180,000 end-stage renal failure patients in Europe. Genzyme and GelTex formed a joint venture in 1997 for the commercialization of Renagel(R) Capsules worldwide, excluding Japan and Pacific Rim countries. Genzyme General's dedicated 42 person Renagel(R) sales force began marketing the product on behalf of the joint venture to nephrologists, renal dieticians and payors in January 1999. Applications for marketing authorization were submitted in Europe and Canada in 1998. Renagel(R) Capsules have received "Part B" status from the European Medicines Evaluation Agency. See Note I., "Investments" to the Genzyme Corporation and Subsidiaries Consolidated Financial Statements (the "Consolidated Financial Statements") for a description of the joint venture between Genzyme and GelTex.

     Thyrogen(R) Hormone. In November 1998, the FDA granted marketing approval for Thyrogen(R) hormone for use as an adjunctive tool in follow-up screening of patients who have been treated for thyroid cancer. Thyrogen(R) hormone, which was developed by Genzyme, is designed to allow patients to continue taking their thyroid hormone supplements while they are being screened for metastases, thereby allowing patients to avoid the debilitating effects of hypothyroidism. Thyrogen(R) hormone may also be used to enhance the results of thyroglobulin testing. Thyrogen(R) hormone is being co-marketed in the United States under an agreement with Knoll Pharmaceutical Company. Knoll's 80 person endocrine and metabolic sales force began selling Thyrogen(R) hormone in January 1999 in collaboration with Genzyme's team of clinical specialists. Genzyme General filed a marketing authorization application for Thyrogen(R) hormone in Europe in December 1997.

     Synthetic Phospholipids. Genzyme General has developed proprietary technology for the large scale manufacture of synthetic phospholipids with high purity and consistency and currently produces and sells synthetic phospholipids to pharmaceutical and biotechnology companies for use in the formulation and delivery of certain of their products.

     Synthetic Peptides and Amino Acid Derivatives. Genzyme General is a commercial scale contract manufacturer for third parties of synthetic peptides for many applications, such as use as active drug compounds and in final dosage form preparations. Amino acid derivatives are the materials used in the production of synthetic peptides. In addition to producing these materials for use in its own peptide manufacturing processes, Genzyme General sells amino acid derivatives to the pharmaceutical industry.

     Alpha-L-Iduronidase. In September 1998, Genzyme formed a joint venture with BioMarin Pharmaceutical, Inc. to develop and commercialize alpha-L-iduronidase, a recombinant enzyme designed to treat a family of lysosomal storage diseases known as Mucopolysaccharidosis I ("MPS I"). Approximately 2,000-3,000 people in the developed world have been diagnosed with MPS I. In October 1998, the companies announced results of a pivotal clinical trial that showed that patients with MPS I showed improvement in clinical signs and symptoms when treated with alpha-L-iduronidase. The companies expect to apply for FDA marketing approval for alpha-L-iduronidase in mid-1999. See Note I., "Investments" to the Consolidated Financial Statements for a description of the joint venture between Genzyme and BioMarin.

     Alpha-Galactosidase. Genzyme General is developing a recombinant form of the human enzyme alpha-galactosidase as a treatment for Fabry disease, a usually fatal inherited disorder of lipid metabolism. Fabry disease is a lysosomal storage disease that is estimated to affect 1 in 40,000 males worldwide, with an estimated 2,000 patients in the United States. Genzyme General expects to complete a Phase III trial of alpha-galactosidase by the end of 1999.

     Alpha-Glucosidase. Through a joint venture formed by Genzyme and Pharming Group N.V. in October 1998, the companies are developing transgenically produced alpha-glucosidase for the treatment of Pompe disease. Pompe disease is a lysosomal storage disease that affects an estimated 5,000-10,000 people in the Western world. The companies have initiated a Phase II pilot clinical trial in Europe. This trial will be followed by two larger Phase II/III clinical trials in Europe and the United States, which are expected to begin in mid-1999. See
Note I., "Investments" to the Consolidated Financial Statements for a description of the joint venture between Genzyme and Pharming.

     AVONEX(R) (Interferon-beta 1a). In September 1998, Genzyme entered into an agreement with Biogen under which Genzyme General will seek regulatory approval and commercialize and exclusively distribute AVONEX(R) in Japan. AVONEX(R) is Biogen's treatment for relapsing forms of multiple sclerosis. Genzyme General estimates that there are at least 5,000 multiple sclerosis patients in Japan.

     Antithrombin III. Antithrombin III is a plasma protein that helps regulate blood clotting. Genzyme and Genzyme Transgenics Corporation formed a joint venture in 1998 for the development and commercialization of transgenically produced recombinant human antithrombin III ("ATIII"). The companies initiated three Phase III clinical trials of ATIII in May 1998. Two identical trials are underway to evaluate the safety and efficacy of transgenic ATIII in patients scheduled for coronary artery bypass graft surgery who fail to adequately respond to the anti-coagulant heparin. The third trial is designed to compare transgenic ATIII to plasma-derived ATIII. Subject to the receipt of regulatory approvals, Genzyme General will market ATIII worldwide, excluding Asia, on behalf of the joint venture. Genzyme owns approximately 40% of the outstanding shares of Genzyme Transgenics common stock. See Note I., "Investments" to the Consolidated Financial Statements for a description of the relationship between Genzyme and Genzyme Transgenics, including the joint venture.

     Other Development Programs. In addition to the products and programs described above, Genzyme General has several therapeutic products in various stages of research and development, including the following:

PRODUCT/PROGRAM                                                  DESCRIPTION
---------------                                                  -----------
CFTR                                     Genzyme General is developing gene therapy approaches using lipid-DNA complexes as vectors and adenovirus vectors to
                                         correct the basic defect in cystic fibrosis cells, whereby the mutant genes are augmented with genes that would enable the patient's cells to produce normal cystic fibrosis
                                         transmembrane conductance regulator ("CFTR") protein.
Ex vivo stem cells/                      Through its collaborations with the University of
  retrovirus vector                      Pittsburgh and IntroGene B.V., Genzyme General is
                                         developing a hematopoietic stem cell gene therapy for
                                         Gaucher disease.
Prolactin                                Genzyme General is developing a recombinant form of the
                                         human hormone prolactin for use as an immune and/or
                                         hematopoietic stimulant.

  Surgical Products

     Genzyme General's surgical products business primarily consists of three product lines: cardiovascular surgery, general surgery and plastic surgery. Genzyme General's sales force markets products directly to cardiac, general, colon and rectal surgeons and hospital purchasing departments throughout the U.S. and Europe.

     Certain products and product candidates designed to be used in surgical procedures primarily to limit the incidence and severity of postoperative adhesions (the "Sepra Products") are being developed by Genzyme General on behalf of Genzyme Development Partners, L.P. ("GDP"). Under the terms of various agreements between GDP and Genzyme, Genzyme has the exclusive right to sell the Sepra Products in the U.S. and Canada on behalf of a joint venture (the "Joint Venture") between and Genzyme and GDP. Genzyme has the exclusive right to sell these products outside the U.S. and Canada for its own benefit, subject to a royalty on European sales under certain circumstances. In March 1997, Genzyme and the Joint Venture entered into an exclusive marketing and distribution agreement whereby Genzyme acts as the sole distributor of the Sepra Products on behalf of the Joint Venture in the U.S. and Canada. Genzyme General is focusing on high-risk colorectal surgeries, where adhesions are a particular concern. Genzyme has also entered into agreements with Fresenius A.G. for the distribution and sale of the Sepra Products in Luxembourg, Germany, Austria and Switzerland and with Kaken Pharmaceutical Co., Ltd. for the distribution and sale of Seprafilm(R) Bioresorbable Membrane in Japan.

     Cardiovascular Surgery. Genzyme General's cardiovascular surgery product line consists of a comprehensive portfolio of products, including chest drainage and fluid management systems, sutures, cardiovascular instruments, and instruments designed for use in minimally invasive cardiovascular surgery. Genzyme General's line of fluid management systems consists primarily of self-contained, disposable chest drainage devices used to drain blood from the chest cavity following open heart surgery, other surgical procedures and trauma. Genzyme General also sells autotransfusion devices that allow the collection of blood shed by the patient and its reinfusion postoperatively, thus eliminating the risks associated with blood transfusions. Genzyme General's self-contained, disposable Pleur-evac(R) chest drainage unit was introduced in 1967 and is the market leader in chest drainage devices. Genzyme General also sells a line of dry suction-controlled chest drainage and autotransfusion devices under the Sahara(TM) and Thora-Klex(R) brand names.

     Sutures, including Tevdek(R) and Polydek(R) sutures, are sold in packs consisting of suture/needle combinations. Genzyme General emphasizes high quality specialty sutures for cardiovascular and plastic surgery, utilizing special materials, advanced metallurgy and packaging innovations. Genzyme General also sells cardiovascular punches, which are used during coronary artery bypass surgery to make cleanly cut holes, and hand-held, reusable instruments such as needleholders, scissors, forceps, graspers, dissectors and retractors.

     Genzyme General recently introduced two new products for beating heart surgery: its system for the procedure known as minimally invasive direct coronary bypass ("MIDCAB"), and its system for the procedure known as off-pump coronary artery bypass ("OPCAB"). The MIDCAB system for single-vessel coronary artery bypass and the OPCAB system for multi-vessel coronary artery bypass surgery combine reusable retractors, clamps and surgical instruments with disposable devices such as stabilizers, sutures, electrodes and punches. Genzyme General also launched the Cohn Cardiac Stabilizer(TM) device, developed with Dr. William Cohn of Beth Israel Deaconess Hospital, Boston, Massachusetts, which allows stable ateriotomy and anastomosis of the coronary artery on a beating heart. In addition, Genzyme General has introduced minimally invasive saphenous vein harvest and valve replacement instruments.

     In addition to the products described above, Genzyme General has several cardiovascular surgery products in various stages of research and development.

PROGRAM                                  DESCRIPTION
-------                                  -----------
Biomaterials                             Genzyme General expects to initiate a clinical trial of
                                         Seprafilm(R) II Adhesion Barrier in cardiac surgery in the second quarter of 1999. It is also developing Sepracoat(TM)
                                         Coating Solution to reduce the incidence of postoperative
                                         atrial fibrillation and plans to initiate a pilot clinical trial in the second quarter of 1999.
Gene Therapies                           Genzyme General is developing gene therapy approaches to
                                         treating ischemic heart disease, peripheral vascular
                                         disease, congestive heart failure and restenosis.
Cell Therapies                           Through a collaboration with a research group at the
                                         Toronto Hospital, Genzyme General is developing cell
                                         therapy approaches to treating ischemic heart disease and
                                         congestive heart failure.

     General Surgery. Genzyme Surgical Products has established a growing presence in the general surgery market through its biomaterials and endoscopic instruments. Its lead product in this market is Seprafilm(R) Bioresorbable Membrane. During the third quarter of 1996, the FDA granted approval to market Seprafilm(R) Bioresorbable Membrane for use for the reduction of the incidence and extent or adhesions in any open abdominal or pelvic surgery. Genzyme launched sales of Seprafilm(R) Bioresorbable Membrane in Europe in 1996, in Canada and Israel in 1997, and in Japan in 1998. Genzyme General is also marketing Sepracoat(TM) Coating Solution and Seprafilm(R) II Adhesion Barrier, a second generation Seprafilm(R) product designed to have increased plasticity, as adhesion prevention products in Europe.

     Genzyme General carries an extensive line of high-quality endoscopic instruments for general surgery. Its Diamond-Line(TM) technology extends to a full portfolio of retractors, forceps, scissors, needle-holders, graspers and clamps. The leading products in the portfolio are its Diamond-Flex(TM) and Diamond-Touch(TM) instruments. Diamond-Flex(TM) retractors and forceps are the only reusable instruments on the market with articulating heads that allow gentle repositioning of organs and tissue at varying angles. The Diamond-Touch(TM) instruments provide ergonomically designed contoured handles for superior positioning, comfort and control.

     In addition to the products described above, Genzyme General has several general surgery products in various stages of research and development, including the following:

PRODUCT/PROGRAM                          DESCRIPTION
---------------                          -----------
Seprafilm(R) II Adhesion                 Genzyme General plans to initiate clinical efficacy trials
  Barrier                                for Seprafilm(R) II Adhesion Barrier for abdominal surgery in the U.S. in the second quarter of 1999.
Sepracoat(TM) Coating Solution           Genzyme General is conducting pilot studies of the product to determine whether it helps restore bowel function more
                                         quickly after colorectal surgery.
Sepragel(TM) Bioresorbable Gel           Genzyme General plans to initiate clinical trials of an
                                         alternative formulation of the Sepragel(TM) product in the fourth quarter of 1999.
Sepramesh(TM) product                    Genzyme General is developing a mesh product that is coated with sodium hyaluronate for use in hernia repairs and other soft tissue repairs such as bladder neck suspensions.
                                         Genzyme General expects to receive 510(k) approval from the
                                         FDA for this product in late 1999.
Seprafilm(R) Applicator                  Genzyme General is developing a device to help deliver
                                         Seprafilm(R) II Adhesion Barrier into areas of the body
                                         that are difficult to reach.

     Plastic Surgery. Genzyme General's plastic surgery product line consists of a distinct product line of hand-held instruments, endoscopic plastic surgery equipment, sutures and surgical compression garments.

     Bulk and Pharmaceutical Grade Hyaluronic Acid ("HA"). Genzyme General currently produces and sells bulk HA for a number of applications. Under an agreement with Alcon, Genzyme General supplies pharmaceutical grade HA powder to Alcon for incorporation into Provisc(R), an HA-based ophthalmic surgical aid product. Genzyme General also receives a royalty based on Alcon's product sales. In addition, HA is sold to a number of customers for various research and development applications.

  Diagnostics

     Genetic Diagnostic Services

     Genzyme General applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services to physicians, hospitals, universities, medical centers, clinical laboratories, genetic centers and managed care organizations in the U.S. and internationally through a national network of laboratories and a direct sales force. Genzyme General offers three types of genetic diagnostic services: biochemical testing, classical and molecular cytogenetic testing, and DNA testing. Biochemical testing services consist primarily of a widely used screening test (AFP3) to determine if further prenatal genetic testing is appropriate. Classical and molecular cytogenetic testing involves the analysis of fetal cells obtained through amniocentesis or chorionic villi sampling ("CVS") to evaluate chromosomal abnormalities. DNA testing is performed to determine the likelihood that the subject has, or is a carrier for, a specific genetic disorder, such as cystic fibrosis, Fragile X syndrome, Huntington's disease, spinal muscular atrophy, polycystic kidney disease, sickle cell anemia, hemophilia and Gaucher disease. Genzyme General employs over 70 board certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients.

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

     MASDA(R) Service. Genzyme General's patented Multiplex Allele-Specific Diagnostic Assay (the "MASDA(R) Service") can analyze in a single assay up to 500 DNA samples simultaneously for over 100 known gene mutations. The MASDA(R) Service not only analyzes different patient samples for different disease indications in a single assay, it also identifies multiple mutations in one or more genes in a single patient's DNA sample. Genzyme General is pursuing a number of commercialization strategies for the MASDA(R) Service. In February 1997, Genzyme General launched a 70-mutation cystic fibrosis test, called the "CF-70" test.

     Development Programs. Genzyme General is developing additional platforms for complex mutational analysis and conducts major research and development programs in such areas as genomics and rare cell separation and analysis methods. For example, Genzyme General is developing a technology called ligation/ amplification-mismatch protection, or "LAMP," to detect and identify unknown mutations in genes.

  Diagnostic Products

     Genzyme General is a primary supplier of diagnostic components (enzymes, substrates, antibodies and antigens), bulk reagents and devices to manufacturers of clinical diagnostic reagents and kits as well as directly to clinical reference laboratories. It also manufactures and sells a broad line of antibody and antigen-based ELISA test kits. In addition, Genzyme General has developed manufacturing expertise in enzyme fermentation, purification, reagent formulation and immunoassay test development. In July 1998, Genzyme General sold the primary assets of its research products business to TECHNE Corporation ("TECHNE"). Genzyme General receives royalties on TECHNE's biotechnology group sales.

     Cardiovascular Products. Genzyme General sells devices and reagents for the quantification of low-density lipoprotein ("LDL") and high-density lipoprotein ("HDL") cholesterol levels. Genzyme General's N-geneous LDL(TM) and N-geneous HDL(TM) tests accurately measure cholesterol levels that are present in a patient's serum or plasma directly without the labor intensive pretreatment steps that were needed previously and are easily adaptable to automated chemistry analyzers. Both tests are being distributed in the U.S. by Genzyme General under a worldwide agreement with the manufacturer of the tests, Daiichi Pure Chemicals Co., Ltd., of Tokyo. In addition to the U.S., Genzyme General is also the exclusive marketing partner for the N-geneous LDL(TM) and N-geneous HDL(TM) tests in Europe and the rest of the world, with the exception of Asia, where Genzyme holds co-exclusive distribution rights.

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

     ELISA Test Kits and Rapid Tests. Genzyme General manufactures and sells a broad range of ELISA test kits for infectious disease and endocrinology determinations. In addition, it supplies monoclonal and polyclonal antibodies plus other immunoassay raw materials to immunodiagnostic kit manufacturers. Patented Contrast(TM) rapid tests for pregnancy, Strep A and infectious mononucleosis determination are also becoming key contributors to Genzyme Generals' product portfolio. Genzyme General also introduced the first combination rapid test for the two most common causes of parasitic intestinal disease.

     GlyPro(TM) Assay. In 1998, Genzyme General received 510(k) clearance from the FDA for GlyPro(TM) assay, an improved tool for monitoring diabetes. The GlyPro(TM) assay measures blood sugar levels over several weeks, which is a valuable resource for reducing diabetes-related complications. Genzyme General is developing a family of diabetes-related tests.

GENZYME TISSUE REPAIR -- PRODUCTS AND DEVELOPMENT PRODUCTS

     Genzyme Tissue Repair is a leading developer of biological products and devices for the treatment of orthopedic injuries and severe burns. Its strategy is to focus its business on orthopedics and burn care. Genzyme Tissue Repair no longer intends to develop products for neurodegenerative diseases. It intends to transfer the NeuroCell(TM) products to Genzyme General if the holders of GTR Stock approve the transfer, and is exploring partnering alternatives for its diabetic foot ulcer product, recombinant Transforming Growth Factor Beta(2) ("TGF-Beta(2)").

     Carticel(R) Autologous Cultured Chondrocytes ("Carticel(R) AuCC"). Genzyme Tissue Repair's lead product, Carticel(R) AuCC, is used to treat damaged articular knee cartilage. Genzyme Tissue Repair employs a proprietary process to grow a patient's own ("autologous") cartilage cells for use in repairing damaged knee cartilage. In August 1997, the FDA granted Genzyme Tissue Repair a biologics license (a "BLA") for the manufacture of Carticel(R) AuCC for use in repairing clinically significant cartilage defects of the femoral condyle. Carticel(R) AuCC is not indicated for the treatment of cartilage damage associated with osteoarthritis. Genzyme Tissue Repair is making a substantial effort to establish the procedure known as autologous chondrocyte implantation ("ACI") using Carticel(R) AuCC as the new standard of care for repair of cartilage damage to the femoral condyle.

     Genzyme Tissue Repair believes that successful commercialization of Carticel(R) AuCC is dependent on its being accepted by and incorporated into routine use by a large number of orthopedic surgeons. Genzyme Tissue Repair markets Carticel(R) AuCC to orthopedic surgeons in the U.S. and Europe directly and through distributors. Genzyme Tissue Repair also trains orthopedic surgeons, collects and analyzes outcomes data, and assists physicians and patients in obtaining reimbursements from third party payors. Genzyme Tissue Repair also believes that the commercial success of Carticel(R) AuCC will depend on its ability to increase the approval rate for reimbursement of the product from third party payors. For this reason, approximately one-third of its 59-person U.S. sales and reimbursement staff is involved directly in claims processing and educating insurers about the appropriate uses of the Carticel(R) AuCC. Genzyme Tissue Repair expects that its revenues from the sale of Carticel(R) AuCC may be lower in the summer months as fewer operative procedures are typically performed during those months.

     Genzyme Tissue Repair is required by the FDA to conduct two confirmatory post-marketing studies to gain a better understanding of the role of implanted cells in ACI and to assess longer term clinical results. Each of these studies is required to demonstrate that Carticel(R) AuCC is superior to the alternatives studied. The first, a five year, randomized study, will compare outcomes of patients treated with Carticel(R) AuCC to those of patients treated with abrasion and microfracture -- two common alternative treatments for articular cartilage defects. The second study is a smaller scale study in which patients will undergo the ACI biopsy and implantation procedure, but will randomly be assigned to receive either Carticel(R) AuCC or a placebo. This study is targeted to last three to five years, not including a 36-month follow-up.

     Epicel(TM) Skin Grafts. Genzyme Tissue Repair's Epicel(TM) skin grafts, which are cultured autologous skin cells used as permanent skin replacement for patients with severe burns, were first introduced in 1988. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Starting with a patient biopsy about the size of a postage stamp, Genzyme Tissue Repair can grow enough skin grafts in three to four weeks to cover a patient's entire body surface area.

     Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow Epicel(TM) skin grafts. Therefore, Genzyme Tissue Repair believes that the primary candidates for Epicel(TM) skin grafts are the approximately 400 patients each year in the U.S. who survive burn injuries covering more than 60% of their body surface area. Genzyme Tissue Repair markets Epicel(TM) skin grafts to burn centers in the U.S. and parts of Europe through its own direct sales force and in Japan through a distributor.

     Photoactive Tissue Welding Technology. In September 1998, Genzyme licensed proprietary photoactive tissue welding technology from PhotoBioMed Corp. for all orthopedic purposes. Initially, Genzyme Tissue

Repair is investigating the use of this technology for applications for meniscal repair.

     NeuroCell(TM)-PD and NeuroCell(TM)-HD. Genzyme Tissue Repair, through a joint venture with Diacrin, is developing NeuroCell(TM)-PD for the treatment of advanced cases of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease. Genzyme Tissue Repair estimates that the patient population with advanced Parkinson's disease ranges from 115,000-155,000 in the U.S., and that the U.S. patient population with Huntington's disease is approximately 25,000. Both of the NeuroCell(TM) products involve the implantation of fetal porcine brain cells into patients to replace damaged brain tissue. With both of the NeuroCell(TM) products, it is believed that rejection of the porcine cells can be prevented with cyclosporine, the commonly used immunosuppressive drug. The companies are also using patented antibody masking technology licensed from Massachusetts General Hospital in the production of the NeuroCell(TM) products. The companies believe that the use of this technology may protect the NeuroCell(TM) products from the patient's immune system without the need for chronic, lifetime administration of immunosuppressive drugs.

     Safety and efficacy data for NeuroCell(TM)-PD is being collected for up to three years under a Phase I clinical study protocol, and for an additional two years under an extension protocol. All 11 patients enrolled in the study will be followed for safety in a life-long registry. Based on the early results of the Phase I clinical trial, the companies initiated two Phase II clinical trials of NeuroCell(TM)-PD. One Phase II clinical trial is designed to evaluate the safety and efficacy of NeuroCell(TM)-PD in patients receiving cyclosporine compared to a control group in which patients undergo surgery but do not receive NeuroCell(TM)-PD is ongoing and will last up to 12 months for each patient. The other Phase II clinical trial was initiated in early 1999 and is designed to evaluate the safety and efficacy of NeuroCell(TM)-PD using the antibody masking method to manufacture the product. Both Phase II clinical trials are bilateral studies (involving implantation of cells in both sides of the brain) and involve higher dose levels than those used in the Phase I clinical study. If satisfactory results are obtained from the Phase II clinical trials, a single product (either NeuroCell(TM)-PD administered with cyclosporine or NeuroCell(TM)-PD manufactured using the antibody masking method) will be selected for the pivotal trial.

     Enrollment of 12 patients in a Phase I clinical trial of NeuroCell(TM)-HD has been completed. Safety and efficacy data is being collected for up to three years under this protocol. The results at 12 months showed no improvement in symptoms and there was some evidence of worsening in motor scores. All 12 Phase I patients were implanted with 24 million cells each by March 1997 and are being followed for three years by clinical ratings and two kinds of PET scans. No striking benefit has emerged to date. To date there have been no serious adverse affects related to NeuroCell(TM)-HD. It is likely that a bilateral study (implantation on both sides of the brain) will be required to test whether a higher cell dose can affect disease progression. Demonstrating prevention of progression of the disease may require large, long-term studies.

     TGF-Beta(2) Genzyme Tissue Repair completed a 177 patient phase II clinical study with TGF-Beta(2) in the treatment of diabetic foot ulcers in the fall of 1998. Genzyme Tissue Repair believes the results of this study warrant final clinical development of this growth factor-based product. Genzyme Tissue Repair is in the process of identifying a corporate partner that will participate in the final development and commercialization of this product candidate.

     Other Development Programs. Genzyme Tissue Repair has a number of ongoing development programs supporting Carticel(R) AuCC. Genzyme Tissue Repair is conducting basic research and development into the biology of cartilage and the cartilage repair process. The objective of this research is to identify biologic materials that promote more rapid regeneration of articular cartilage, to develop new methods for the repair of arthritic joints and large surface area cartilage defects and to enable the ACI procedure to be performed less invasively. Genzyme Tissue Repair is also committing resources to meet requirements specified by the FDA for validation of certain product manufacturing parameters.

GENZYME MOLECULAR ONCOLOGY -- PRODUCTS AND DEVELOPMENT PROGRAMS

     Genzyme Molecular Oncology is developing a new generation of cancer products with an emphasis on cancer vaccines and angiogenesis inhibitors. Genzyme Molecular Oncology's products and services include: a genomics service business based on its patented Serial Analysis of Gene Expression, or "SAGE(TM)", technology, and therapeutic product candidates in various stages of development, including gene immunotherapies, angiogenesis inhibitors and cancer pathway regulators, which utilize Genzyme's capabilities in gene discovery, gene therapy, small molecule drug discovery, protein therapeutic and genetic diagnostic efforts.

  SAGE(TM) Technology and Services

     SAGE(TM) technology is a high throughput, high efficiency method of simultaneously detecting and measuring the expression level of most, and possibly all, genes expressed in a cell at a given time. Differential gene expression is the comparison of how, when and in what amounts genes are expressed in a given tissue or cell line versus another (e.g., cancer tissue versus normal tissue). Genzyme Molecular Oncology believes that an understanding of differential gene expression will accelerate the development of more effective cancer and other therapeutics and diagnostics. Potential uses of the SAGE(TM) technology in evaluating therapeutic targets include comparison of diseased tissue with normal tissue, comparison of genes expressed at different stages of disease, elucidation of disease pathways and measurement of response to drug candidates. SAGE(TM) technology may also be used to develop diagnostics (by identifying tumor or other biological markers), discover novel genes, map the genetic profiles of model organisms or optimize and monitor production methods. Genzyme Molecular Oncology has entered into several commercial agreements for the provision of SAGE(TM) services and SAGE(TM) sublicenses, including agreements with Bayer Corporation, Ontogeny, Inc., Parke-Davis, a division of Warner-Lambert Company, and Reprogen, Inc.

     Genzyme Molecular Oncology has a research agreement with Johns Hopkins University School of Medicine ("JHU") and Dr. Kenneth Kinzler under which Genzyme Molecular Oncology provides funding for Dr. Kinzler's SAGE(TM)-related research at JHU through 2000 in exchange for an option to obtain an exclusive worldwide license to technology developed as a part of that research. Under this agreement, Genzyme Molecular Oncology will be obligated to make milestone payments upon the fulfillment of research objectives. Genzyme Molecular Oncology also has the rights to SAGE(TM) data generated in Dr. Kinzler's laboratory and an option to license diagnostic and therapeutic rights to discoveries using the SAGE(TM) technology that are further developed in Dr. Kinzler's laboratory.

  Immunotherapy

     Cancer Vaccines. Under its collaborative research and development agreement with the National Cancer Institute, Genzyme Molecular Oncology has completed two Phase I cancer vaccine trials in melanoma. These studies demonstrated that treatment with either the Melan-A/MART-1 or the gp100 antigen was safe and well-tolerated. In March 1999, Genzyme Molecular Oncology initiated a Phase I/II clinical trial to assess the safety, efficacy, and potency of a cancer vaccine for melanoma. This trial utilizes dendritic cells and combines the Melan-A/MART-1 and gp100 antigens.

     Genzyme Molecular Oncology has an option from the Dana-Farber Cancer Institute to exclusively license novel fusion cell technology developed by researchers at Dana-Farber. Fusion cell therapy relies on dendritic cells, which are fused with tumor cells, to activate the immune system to attack cells that contain the same type of antigen found in the tumor cells. Genzyme Molecular Oncology plans to use this technology in its research efforts to identify tumor antigens and to initiate two investigator-sponsored Phase I clinical trials employing dendritic/tumor cell fusions in 1999 -- one in breast cancer and one in ovarian cancer.

     Stress Genes. Genzyme Molecular Oncology, StressGen Biotechnologies Corporation ("StressGen") and the Canadian Medical Discoveries Fund Inc. ("CMDF") formed a joint venture in 1997 to combine StressGen's proprietary stress genes with Genzyme's gene delivery technology. Stress genes could be used as stand-alone therapies or in conjunction with other cancer vaccines to stimulate an immune response. The companies are initially focusing on the use of mycobacterial stress genes that have been licensed exclusively to the joint venture in the field of cancer. See Note I., "Investments" to the Consolidated Financial Statements for a description of the joint venture between Genzyme, StressGen and CMDF.

  Antiangiogenesis

     Genzyme Molecular Oncology has a multidisciplinary antiangiogenesis research program that includes proteins, small molecules and genes. In February 1999, it licensed from Children's Hospital Medical Center an angiogenesis inhibitor that was identified in the laboratory of Judah Folkman, M.D., director of the Surgical Research Laboratories at Children's Hospital. Over the next year, Genzyme Molecular Oncology will conduct confirmatory efficacy and other preclinical studies of the protein and develop a manufacturing process to produce the protein. If these efforts are successful, Genzyme Molecular Oncology anticipates beginning Phase I clinical trials in 2000. In exchange for the exclusive, worldwide license, Genzyme Molecular Oncology paid Children's Hospital an up-front fee and will make product development milestone payments and royalty payments on product sales.

  Cancer Pathways

     Genzyme Molecular Oncology believes that drugs specifically targeting disease-related cellular level pathways will make attractive product candidates for cancer therapy. Genzyme Molecular Oncology is developing small molecule drugs that target three types of cancer pathways -- those involved in cell death, proliferation and metastasis. This program combines robotically-driven combinatorial chemistry, high-throughput screens and a diverse library of over
1.5 million compounds. Genzyme Molecular Oncology currently has over 20 cancer-directed assays running or in development. Several of the product candidates in this program have been optimized and are currently in in vivo studies. Additional preclinical safety and efficacy studies are planned for 1999, with the goal of identifying clinical candidates.

     In addition to its internal research and development efforts, Genzyme Molecular Oncology is working with leading academic and commercial collaborators to accelerate the development of cancer pathway therapies.

     Schering-Plough Corporation. In September 1998, Genzyme Molecular Oncology granted a worldwide license under its patent rights to Schering-Plough to develop and commercialize gene therapy products using the p53 gene. Schering-Plough is currently conducting Phase II clinical trials with its p53 gene therapy using its adenoviral delivery system. Under terms of the agreement, Genzyme Molecular Oncology has received a $5 million up-front payment and a $5 million milestone payment, and could receive up to an additional $30 million in patent, product development and sales milestone fees, in addition to royalties on product sales. Schering-Plough and Genzyme Molecular Oncology have conducted research with Genzyme Molecular Oncology's proprietary lipid gene delivery systems to develop gene therapy products with several of Schering-Plough's proprietary genes, including the p53 tumor suppressor gene. Schering-Plough and Genzyme Molecular Oncology have chosen not to pursue further research with this lipid gene delivery system at this time and Schering-Plough has allowed its option to license this technology to expire.

     Merck & Co., Inc. In January 1998, Genzyme Molecular Oncology non-exclusively licensed patent rights to Merck relating to methods for identifying small molecules that interfere with the binding of the MDM2 protein with the p53 protein. Genzyme Molecular Oncology received an up-front license fee and could receive additional milestone payments if certain defined development milestones are achieved by Merck for a product developed by a method licensed from Genzyme Molecular Oncology or covered by Genzyme Molecular Oncology patent rights. In addition, Genzyme Molecular Oncology would receive royalties on worldwide sales of any such product.

     Isis Pharmaceuticals Inc. In December 1998, Genzyme Molecular Oncology granted a non-exclusive license to Isis Pharmaceuticals under patent rights relating to antisense compounds that interfere with the expression of a cancer-related gene, methods for treating cancerous cells with these compounds, and methods for identifying such compounds. Isis Pharmaceuticals licensed these rights in order to facilitate the development of compounds it will be working on under its agreement with Zeneca, Inc. Genzyme Molecular Oncology received an up-front payment from Isis Pharmaceuticals. If Isis Pharmaceuticals and Zeneca successfully develop therapeutic products through the use of these rights, Genzyme Molecular Oncology will receive milestone and royalty payments.

COMPETITION

     Genzyme is engaged in a segment of the human health care products industry that is extremely competitive. Competitors in the U.S. and elsewhere are numerous and include major pharmaceutical, chemical, surgical device and biotechnology companies, many of which have substantially greater financial and human resources, more experience in research, preclinical and clinical development, and obtaining regulatory approvals and more extensive production and marketing infrastructure than Genzyme. These companies may succeed in developing products that are more effective than any that have been or may be developed by Genzyme and may also prove to be more successful than Genzyme in producing and marketing their products.

     Each of Genzyme's products and services faces different competitive challenges:

     Cerezyme(R) Enzyme and Ceredase(R) Enzyme. Although Genzyme General is not aware of any current effective alternative to its products for the treatment for Gaucher disease, competition potentially could come from other protein replacement therapies, gene therapy or therapies based on small molecules. Genzyme General believes that its proprietary production techniques, exclusive raw material source for Ceredase(R) enzyme and, to a certain extent, the orphan drug status of its products give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Cerezyme(R) enzyme and Ceredase(R) enzyme will be clinical effectiveness and absence of adverse side effects.

     Renagel(R) Capsules. Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only product approved in the U.S. for the control of elevated phosphorus levels in patients with chronic kidney failure. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia. Renagel(R) phosphate binder binds dietary phosphate without the use of either calcium or aluminum and, therefore, will not cause hypercalcemia or aluminum toxicities. Genzyme believes that Renagel(R) Capsules will effectively compete with existing phosphate binders by offering an excellent tolerability profile and a more palatable formulation than those of currently available phosphate binders.

     Cystic Fibrosis. There are a number of organizations, both academic and commercial, engaged in developing therapies to treat either the symptoms of cystic fibrosis or the cause of the disease. Several groups are developing gene therapy approaches to the disease and also have received approval from the FDA and the Recombinant DNA Advisory Committee ("RAC") to initiate limited human studies of cystic fibrosis gene therapy. In addition, other organizations are investigating pharmacological and biological agents that would treat cystic fibrosis. One such product, Pulmozyme(R), which was developed by Genentech, Inc., is currently on the market. These groups may succeed in developing gene therapy products before Genzyme General, in obtaining patent protection that may effectively block Genzyme General from commercializing its gene therapy products or in developing other drug therapies that relieve the symptoms of cystic fibrosis and, thus, compete with products under development by Genzyme General.

     Sepra Products. Genzyme General believes that its expertise in developing proprietary fermentation processes and its access to proprietary strains of micro-organisms used in its HA production process will give it a competitive advantage in the marketing of the Sepra Products. Its anti-adhesion products may face significant competition, however, from other HA-based products, from non-HA-based products and from changes in surgical techniques that would obviate the use of HA. Genzyme General believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price. There are several companies that produce HA using two principal processes: extraction from natural sources and fermentation. Although several companies are pursuing fermentation as a method of producing HA. Genzyme General believes that it's proprietary fermentation production process and its ability to create chemically modified forms of HA give it a competitive advantage in the marketing of HA-based products for surgery.

     Other Surgical Products. The principal methods by which Genzyme General's surgical products business unit competes are continued innovative product development, the performance and breadth of its product lines, brand name recognition, sales force training and educational services, including sponsorship of training programs in advanced surgical techniques. Genzyme General's key product in the cardiovascular fluid management category is the Pleur-evac(R) chest drainage product. Genzyme General believes that it leads the chest drainage category and that this position is sustainable due to a broad product line possessing patented features and brand name recognition. The surgical closure category is dominated by Ethicon, a division of Johnson & Johnson, and Tyco/U.S. Surgical Corporation. Genzyme General had focused on the cardiovascular suture market within this category and believes that favorable demographics such as the aging population and lengthening life expectancies will provide continued growth in this market. Competition within the surgical instruments category varies by segment, such as cardiovascular, endoscopic and plastic surgery instruments, with no one company dominating the entire category. Unique features and product innovation within its surgical instruments line have allowed Genzyme General to compete effectively across this category. Genzyme General faces several competitors in the minimally invasive cardiovascular surgery field. Cardiothoracic Systems Inc. is the leader in the both the MIDCAB and OPCAB markets. Several major surgical products companies have entered the minimally invasive cardiovascular surgery market. These companies have the advantages of name recognition, contracting power and sales force size but may not be as focused on the minimally invasive cardiovascular surgery market as Genzyme General.

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

     Carticel(R) AuCC. Genzyme Tissue Repair is aware of one other company, Verigen, Inc., that is culturing autologous chondrocytes for cartilage repair in Europe. In addition to Verigen, Genzyme Tissue Repair knows of three other companies, Advanced Tissue Sciences, Inc. ("ATS"), in conjunction with Smith & Nephew PLC, Integra LifeSciences Corp. ("Integra") and LifeCell Corp., that are engaged in research on cultured cartilage products. In addition, a surgical technique known as osteochondral grafting may be competitive to Carticel(R) AuCC. This procedure, which can be performed arthroscopically, involves transferring plugs of low weight bearing cartilage and bone to the area of a defect. Smith & Nephew, Arthrex, Inc. and Innovasive Devices, Inc. are known to have programs relating to this procedure. However, current practice suggests that osteochondral grafting is best used in a subset of patients with lesions that are smaller than those appropriate for treatment with Carticel(R) AuCC.

     NeuroCell(TM) -PD and NeuroCell(TM) -HD. While there are currently no effective long-term therapies for advanced Parkinson's disease and no effective treatments for Huntington's disease, Genzyme Tissue Repair is aware of other companies and institutions pursuing research and development of alternative treatments for the diseases. Experimental therapies under development for Parkinson's disease include surgical destruction of certain portions of the brain (pallidotomy), gene therapy, deep brain stimulation, the use of growth factors and neuroprotectant therapy.

     Epicel(TM) Skin Grafts. Genzyme Tissue Repair is the only commercial provider of cultured skin grafts that have been shown to provide permanent skin replacement for burn patients in the U.S. However, Genzyme Tissue Repair may face competition from companies using other approaches to culture skin tissue. Integra is marketing a collagen-based dermal replacement product for severely burned patients. This product will still require a skin graft from the patient or the Epicel(TM) skin grafts to close a full-thickness wound, however, and therefore will not compete directly with Epicel(TM) skin grafts. ATS also has received approval for a temporary wound covering for burns. Organogenesis, Inc. has submitted a PMA for a product to be used for the closure of venous stasis ulcers. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

     TGF-Beta(2). The use of growth factors for treatment of chronic skin ulcers is an emerging treatment modality. Johnson & Johnson received approval in 1997 for the use of recombinant human platelet-derived growth factor ("PDGF") for treatment of diabetic foot ulcers based on a 10-15% improvement of frequency of patients with healed ulcers as compared to placebo and standard of care control groups in several clinical trials. Allogeneic cell-based therapies for treatment chronic skin ulcers are also being developed by Advanced Tissue Sciences and Organogenesis and will likely compete with growth factor strategies for stimulating cutaneous ulcer repair.

     Cancer. Competition in the field of cancer therapeutics and diagnostics is significant. Genzyme Molecular Oncology faces, and will continue to face, significant competition from organizations such as large pharmaceutical and biotechnology companies, universities, government agencies and other research institutions in each of these fields. Genzyme Molecular Oncology also relies on its collaborators for support in some of its cancer research and development programs. Competition may arise from the use of the same or similar technologies as those currently used or contemplated to be used by Genzyme Molecular Oncology, as well as from existing therapeutics and diagnostics, any or all of which may be more effective or less expensive than those developed by Genzyme Molecular Oncology. In addition, certain of its collaborators are conducting multiple product development programs in fields similar to those that are the subject of the partner's alliance with Genzyme Molecular Oncology.

PATENTS AND PROPRIETARY TECHNOLOGY

     In general, Genzyme pursues a policy of obtaining patent protection both in the U.S. and in selected foreign countries for subject matter considered patentable and important to its business. In addition, a portion of Genzyme's proprietary position is based upon patents that Genzyme has licensed from others. These license agreements generally require Genzyme to pay royalties upon commercialization of products covered by the licensed technology. Generally, patents issued in the United States are effective for a period of 17 years. However, the GATT legislation changed this period to twenty years from the filing date for patent applications filed after June 8, 1995. The duration of foreign patents varies in accordance with applicable local law. Genzyme also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in its product areas. Genzyme's employees, consultants and corporate partners who have access to its proprietary information have signed confidentiality agreements. Genzyme's patent position and proprietary technology are subject to certain risks and uncertainties. The information set forth under the subheading "Factors Affecting Future Operating Results -- Uncertainty Regarding Patents and Protection of Proprietary Technology" under (i) "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 1998 Genzyme General Annual Report, (ii) "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" in the 1998 Genzyme Tissue Repair Annual Report and (iii) "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and

Results of Operations" in the 1998 Genzyme Molecular Oncology Annual Report is incorporated herein by reference.

     Genzyme's registered trademarks Cerezyme(R), Ceredase(R), Thyrogen(R), Seprafilm(R), Pleur-evac(R), Thora-Klex(R), Tevdek(R), Polydek(R), InSight(R), MASDA(R), and Carticel(R) together with its trademarks Cohn Cardiac Stablizer(TM), Diamond-Line(TM), Diamond-Flex(TM), Diamond-Touch(TM), Sepragel(TM), Sepracoat(TM), Sepramesh(TM), N-geneous LDL(TM), N-geneous HDL(TM), Contrast(TM), GlyPro(TM), Epicel(TM) and SAGE(TM), in the aggregate are considered to be of material importance to Genzyme.

GOVERNMENT REGULATION

     Governmental regulation, in the U.S. and other countries, is a significant factor in the production and marketing of many of Genzyme's products and in its ongoing research and development activities.

  FDA Regulation

     In the U.S., products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as "drugs" or "biologics." Cerezyme(R) enzyme and Ceredase(R) enzyme are regulated in the U.S. as drugs, as are Thyrogen(R) hormone and Renagel(R) Capsules. ATIII, alpha-L-iduronidase, alpha-galactosidase, alpha-glucosidase, prolactin and Genzyme's gene therapy products are regulated as biologics. The Sepra Products and Genzyme's other surgical products are regulated as devices. The N-geneous LDL(TM) and N-geneous HDL(TM) cholesterol tests are classified as in vitro diagnostic devices.

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

     In May 1996, the FDA published a new guidance document that provided for the regulation of products such as Carticel(R) AuCC that use manipulated autologous structural cells. Under these regulations, companies that are not currently marketing autologous cultured chondrocytes would likely be required to provide a prospective randomized blinded control study comparing the treatment to alternative treatments. Genzyme Tissue Repair estimates that it could take eight years for any competitor to complete a study of this nature that would demonstrate the clinical efficacy of its proposed treatment. In August 1997, the FDA granted Genzyme Tissue Repair a BLA under these regulations for Carticel(R) AuCC. Genzyme Tissue Repair has initiated discussions with the FDA regarding an application for Epicel(TM) skin grafts, which has been on the market as an unregulated medical device. Genzyme Tissue Repair expects that the FDA will permit Epicel(TM) skin grafts to remain on the market until its regulatory status is resolved.

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

  Regulation Outside the U.S.

     For marketing outside the U.S., Genzyme is subject to foreign regulatory requirements governing human clinical testing and marketing approval for its products. These requirements vary by jurisdiction, differ from those in the U.S. and may necessitate additional preclinical or clinical testing whether or not FDA approval has been obtained.

     Generally, Genzyme's initial focus for obtaining marketing approval outside the U.S. is Europe. EU Directives ("EU regulations") generally classify products either as medicinal products or devices. For medicinal products, like those produced by Genzyme, marketing approval may be sought using either the centralized procedure of the European Medicines Evaluation Agency ("EMA") or the decentralized (mutual recognition) process. The centralized procedure of the EMEA results in a recommendation in all member states, while the EU multi-state process involves country by country approval. EU regulations for products classified as devices have been implemented for some devices. Devices such as Genzyme's Sepra Products must receive market approval through a centralized procedure, where the device receives a CE Mark, allowing distribution to all member states of the EU. For those devices where EU regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE mark certification requires Genzyme to receive International Standards Organization ("ISO") certification for each facility involved in the manufacture or distribution of the device. This certification only comes after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the EU. After certification is received a product dossier is reviewed which attests to the product's compliance with EU directive 93/42/EEC for medical devices. Only after this point is a CE Mark granted. Ceredase(R) enzyme has been registered for sale in the EU through an earlier version of the centralized procedure called the concentration procedure. Genzyme expects alpha-L-iduronidase, alpha-galactosidase, alpha-glucosidase, prolactin and the gene therapy products also will be regulated through the centralized procedure. Seprafilm(R) Bioresorbable Membrane and Sepracoat(TM) Coating Solution have been granted the CE Mark. Genzyme currently intends to apply for a CE Mark for all of its other surgical products. EU regulations do not currently permit the sale of xenotransplanted products in Europe.

     Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the EU. Therefore, each European country is free to impose its own regulations on the marketing of such products. To date, Genzyme Tissue Repair has not encountered any local registration requirements for market introduction of Carticel(R) AuCC. During September 1997, the Spanish national health system approved Carticel(R) AuCC for use by public hospitals, representing the first broad approval of the product by a reimbursement authority in Europe. Genzyme Tissue Repair is currently assessing the regulatory requirements for commercialization of Carticel(R) AuCC in Japan.

  Other Government Regulation

     Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the U.S. for that product. However, a drug that is considered by the FDA to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the U.S. during the seven-year exclusive marketing period. Genzyme has been accorded orphan drug status for Cerezyme(R) enzyme, Ceredase(R) enzyme and Thyrogen(R) hormone and has received orphan drug designation for a number of other products currently under development, including its alpha-glucosidase, alpha-L-iduronidase, gene therapy products MART-1 and gp100, NeuroCell(TM)-PD and NeuroCell(TM)-HD. Legislation has been proposed in the European Union that, if enacted, would provide similar incentives as the Orphan Drug Act.

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

     Regulation of Gene Therapy Products. In addition to FDA requirements, the National Institutes of Health ("NIH") has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established RAC to review gene therapy protocols. Genzyme expects that all of its gene therapy protocols will be subject to RAC review. In the U.K., Genzyme's gene therapy protocols will be subject to review by the Gene Therapy Advisory Committee.

     Tissue and Organ Bank Laws. A federal criminal statute that prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but which permits recovery of reasonable costs associated with such activities, has not been applied to Carticel(R) AuCC or Epicel(TM) skin grafts. Certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin, all of which could be interpreted to apply to Genzyme Tissue Repair's production and distribution of cultured tissue products. Provisions in certain states' statutes prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank but permit licensed tissue banks, including companies, to recover their reasonable costs associated with such sales. The application of these or other regulations to Genzyme Tissue Repair could result in significant expense to Genzyme Tissue Repair, limit Genzyme's reimbursement for its services and otherwise materially adversely affect Genzyme Tissue Repair's results of operations.

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

EMPLOYEES OF THE REGISTRANT

     As of December 31, 1998, Genzyme (including all consolidated subsidiaries and excluding Genzyme Transgenics) had approximately 3,500 employees. None of Genzyme's employees are covered by collective bargaining agreements. Genzyme considers its employee relations to be excellent.

RESEARCH AND DEVELOPMENT COSTS

     The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from the information set forth in Part II, Item 8 "Consolidated Financial Statements and Supplementary Schedules" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note M., "Research and Development Agreements" to the Consolidated Financial Statements in the 1998 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K.

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

     The information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K is incorporated by reference from the information set forth in the 1998 Genzyme General Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information" to the Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

            NAME              AGE                                TITLE
            ----              ---                                -----
Henri A. Termeer............  53        Chairman of the Board, President and Chief Executive
                                        Officer
Russell J. Campanello.......  43        Senior Vice President, Human Resources
Earl M. Collier, Jr.........  52        Executive Vice President, Health Systems and Surgical
                                        Products
David D. Fleming............  50        Group Senior Vice President, Diagnostic Products and
                                        Genetics
John V. Heffernan...........  60        Senior Vice President
David J. McLachlan..........  60        Chief Financial Officer; Executive Vice President,
                                        Finance
Richard A. Moscicki, M.D....  47        Chief Medical Officer; Senior Vice President, Clinical,
                                        Medical and Regulatory Affairs
Alan E. Smith, Ph.D.........  54        Chief Scientific Officer; Senior Vice President,
                                        Research
G. Jan van Heek.............  49        Executive Vice President, Therapeutics and Tissue
                                        Repair
Peter Wirth.................  48        Chief Legal Officer; Executive Vice President; Clerk
Michael S. Wyzga............  44        Chief Accounting Officer; Senior Vice President,
                                        Corporate Controller

     Each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified or until his earlier resignation or removal.

     Mr. Termeer has served as President and a Director of the Company since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining the Company, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc., AutoImmune Inc., Diacrin, GelTex and

Genzyme Transgenics Corporation and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     Mr. Campanello joined Genzyme in March 1998 as Senior Vice President, Human Resources. Prior to joining Genzyme, from March 1996 to March 1998, Mr. Campanello served as Vice President of Nets Incorporated, an internet-based marketing company, and from June 1987 to February 1996 he served as Vice President, Human Resources of Lotus Development Corp. ("Lotus"), a computer software company. Mr. Campanello is a director of Restrac, Inc., a provider of human resource staffing software and related services. Nets, Incorporated filed for Chapter 11 bankruptcy protection in May 1997.

     Mr. Collier joined Genzyme in January 1997 as Senior Vice President, Health Systems and has served as Executive Vice President, Surgical Products and Health Systems since July 1997. Mr. Collier is responsible for Genzyme's surgical products business unit. Prior to joining Genzyme, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981.

     Mr. Fleming joined the Company in April 1984 and has served as Group Senior Vice President, Diagnostic Products and Genetics since September 1996. Prior to that date, he served as President of Genzyme's diagnostics business unit since January 1989 and has been a Senior Vice President of the Company since August 1989. For 11 years prior to joining the Company, he worked for Baxter Travenol Laboratories, Inc.

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

     Mr. van Heek joined the Company in September 1991 as General Manager of its wholly-owned subsidiary, Genzyme, B.V., and became a Genzyme Vice President and President of Genzyme's therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President, Therapeutics and since July 1997 has served as Executive Vice President, Therapeutics and Tissue Repair, with responsibility for Genzyme's therapeutics business unit, Genzyme Tissue Repair and international operations. Prior to joining the Company, he was, since 1988, Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation. Mr. van Heek also served as President and Treasurer of Neozyme II Corporation from March 1992 to January 1996.

     Mr. Wirth joined the Company in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996. Mr. Wirth has responsibility for Genzyme's corporate development and legal activities, and the molecular oncology and pharmaceuticals business units. From January 1996 to September 1996, Mr. Wirth served as Senior Vice President and General Counsel of Genzyme. Mr. Wirth was a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP, and is a director of Transkaryotic Therapies, Inc., a gene therapy company.

     Mr. Wyzga joined Genzyme in February 1998 as Vice President and Corporate Controller and has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 1999. Prior to joining Genzyme, from February 1997 to February 1998 Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company. From November 1995 to February 1997 he served as Vice President of Finance and Chief Financial Officer of CACHELINK Corporation, a client/server software company. From October 1994 to November 1995 Mr. Wyzga served as Vice President of Finance for Lotus, and he also served from August 1993 to October 1994 as Director of Plans and Controls and from April 1991 to August 1993 as Manager of Plans and Controls for Lotus.

ITEM 2.  PROPERTIES

     Genzyme's operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities principally in the United States, United Kingdom, Netherlands, Switzerland and Germany. All properties are leased except for certain properties in Haverhill and West Malling, England, Coventry, Connecticut, Fall River, Massachusetts, Framingham, Massachusetts, Allston, Massachusetts and Santa Fe, New Mexico. Genzyme's principal properties are, for Genzyme General, its manufacturing facilities for the large scale production of its therapeutic proteins, biomaterials, diagnostic products and its genetic diagnostic facilities and, for Genzyme Tissue Repair, its cell processing facilities for Carticel(R) AuCC and Epicel(TM) skin grafts.

  Genzyme General

     Therapeutics

     In October 1996, the Company received FDA approval to manufacture Cerezyme(R) enzyme at its multi-product manufacturing facility at Allston Landing in Boston, Massachusetts which contains extensive sterile filling capacity. The facility, which is owned by the Company, is built on land held under a 60 year lease.

     Genzyme and RenaGel LLC (the joint venture between Genzyme and GelTex) have entered into a Contract Manufacturing Agreement dated January 1, 1998 under which Genzyme will manufacture a portion of RenaGel LLC's minimum supply requirements for Renagel(R) Capsules in Genzyme's facilities in Haverhill, England, upon receipt of necessary regulatory approvals.

     Thyrogen(R) hormone is manufactured under GMP conditions in the Company's small-scale manufacturing facility in Framingham, Massachusetts.

     A multi-use pharmaceutical facility in Liestal, Switzerland is used to produce peptides.

     Surgical Products

     Genzyme has manufacturing capacity at two UK facilities to produce commercial quantities of HA powder for the Sepra Products currently under development on behalf of GDP. Seprafilm(R) Bioresorbable Membrane is produced at commercial scale from the HA powder in the Company's manufacturing facility in Framingham, Massachusetts.

     In July 1996, the Company acquired or assumed the leases for certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Germany for use in manufacturing and warehousing its surgical products.

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

     The Company's genetic testing business primarily conducts operations in clinical laboratory and administrative facilities which the Company owns in Framingham, Massachusetts and Santa Fe, New Mexico.

  Genzyme Tissue Repair

     Production for Carticel(R) AuCC and Epicel(TM) skin grafts currently occurs primarily in the Company's cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide Carticel(R) AuCC to approximately 5,000 patients per year. In 1996, the Company established a surgeon training center at its facility in the Netherlands in conjunction with the Carticel(R) AuCC program.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company has three series of common stock: GGD Stock, GTR Stock and GMO Stock. The GGD Stock, GTR Stock and GMO Stock are intended to reflect the value and track the performance of Genzyme General, Genzyme Tissue Repair and Genzyme Molecular Oncology, respectively. The stocks are traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbols GENZ, GZTR and GZMO, respectively. On November 16, 1998, the Company distributed to the holders of record of GGD Stock on November 2, 1998, .10805 shares of GMO Stock for each share of GGD Stock held. The GMO Stock commenced trading on November 16, 1998. As of March 2, 1999, there were 2,468, 5,623 and 2,330 stockholders of record of GGD Stock, GTR Stock and GMO Stock, respectively.

     The following table sets forth, for the periods indicated, the high and low sale prices for the GGD Stock, GTR Stock and GMO Stock as reported by the Nasdaq National Market.

                                                         HIGH    LOW
                                                         ----    ---
GGD Stock
  1998:
     First Quarter.....................................  $34     $25 3/8
     Second Quarter....................................   33      23 1/2
     Third Quarter.....................................   36 1/4  23 3/4
     Fourth Quarter....................................   50      29 11/16
  1997:
     First Quarter.....................................   28 7/8  22 1/8
     Second Quarter....................................   27 7/8  20 3/4
     Third Quarter.....................................   33      25
     Fourth Quarter....................................   31 7/8  23 3/8

GTR Stock
  1998:
     First Quarter.....................................  $ 9 1/4 $ 6 1/2
     Second Quarter....................................    9 3/16   5
     Third Quarter.....................................    7 1/8   2 3/8
     Fourth Quarter....................................    3 3/4   2 1/32
  1997:
     First Quarter.....................................   14 7/8   7
     Second Quarter....................................   13       8 1/2
     Third Quarter.....................................   12 1/3   9
     Fourth Quarter....................................   10 3/4   6 3/8

GMO Stock
  1998:
     Fourth Quarter....................................  $15     $ 2

     No cash dividends have been paid to date on any series of common stock and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from (i) the 1998 Genzyme General Annual Report under the headings "Genzyme General -- Selected Financial Data" and "Genzyme Corporation -- Selected Financial Data", (ii) the 1998 GTR Annual Report under the heading "Genzyme Tissue Repair -- Selected Financial Data" and (iii) the 1998 GMO Annual Report under the heading "Genzyme Molecular Oncology -- Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from (i) the 1998 Genzyme General Annual Report under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Genzyme General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations for Genzyme Corporation and Subsidiaries", (ii) the 1998 GTR Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Genzyme Tissue Repair" and (iii) the 1998 GMO Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Genzyme Molecular Oncology."

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of
Operation -- New Accounting Pronouncements, Euro, Year 2000 and Market Risk" in the 1998 Genzyme General Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

     The financial statements filed as part of this Annual Report on Form 10-K are incorporated by reference from (i) the 1998 Genzyme General Annual Report under the headings "Genzyme General -- Combined Financial Statements" and notes thereto and "Genzyme Corporation and Subsidiaries Consolidated Financial Statements" and notes thereto, (ii) the 1998 GTR Annual Report under the heading "Genzyme Tissue Repair Combined Financial Statements" and notes thereto and the 1998 GMO Annual Report under the heading "Genzyme Molecular Oncology Combined Financial Statements" and notes thereto and are listed under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the period from January 1, 1998 to the filing date of this Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit Genzyme's financial statements has resigned, indicated it has declined to stand for re-election after completion of the current audit or was dismissed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders: "Election of Directors -- Director Compensation" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1.  FINANCIAL STATEMENTS

     The following financial statements (and related notes) of Genzyme General and Genzyme Corporation and subsidiaries are incorporated by reference from the 1998 Genzyme General Annual Report:

                                                              PAGE*
                                                              -----
GENZYME GENERAL
     Combined Statements of Operations -- For the Years
      Ended December 31, 1998, 1997 and 1996................     11
     Combined Balance Sheets -- December 31, 1998 and
      1997..................................................     13
     Combined Statements of Cash Flows -- For the Years
      Ended December 31, 1998, 1997 and 1996................     14
     Notes to Combined Financial Statements.................     16
     Report of Independent Accountants......................     31
GENZYME CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations -- For the Years
      Ended December 31, 1998, 1997 and 1996................     47
     Consolidated Balance Sheets -- December 31, 1998 and
      1997..................................................     50
     Consolidated Statements of Cash Flows -- For the Years
      Ended December 31, 1998, 1997 and 1996................     52
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1998, 1997 and 1996..........     54
     Notes to Consolidated Financial Statements.............     57
     Report of Independent Accountants......................     91

---------------

     * References are to page numbers in the 1998 Genzyme General Annual Report. The financial statements (and related notes) are incorporated by reference from the 1998 Genzyme General Annual Report.

     The following financial statements (and related notes) of GTR are incorporated by reference from the 1998 GTR Annual Report:

                                                              PAGE*
                                                              -----
Combined Statements of Operations -- For the Years Ended
  December 31, 1998, 1997 and 1996..........................    103
Combined Balance Sheets -- December 31, 1998 and 1997.......    104
Combined Statements of Cash Flows -- For the Years Ended
  December 31, 1998, 1997 and 1996..........................    105
Notes to Combined Financial Statements......................    106
Report of Independent Accountants...........................    115

---------------

     * References are to page numbers in the 1998 GTR Annual Report. The financial statements (and related notes) are incorporated by reference from the 1998 GTR Annual Report.

     The following financial statements (and related notes) of GMO are incorporated by reference from the 1998 GMO Annual Report:

                                                              PAGE*
                                                              -----
Combined Statements of Operations -- For the Years Ended
  December 31, 1998, 1997 and 1996..........................    127
Combined Balance Sheets -- December 31, 1998 and 1997.......    128
Combined Statements of Cash Flows -- For the Years Ended
  December 31, 1998, 1997 and 1996..........................    129
Notes to Combined Financial Statements......................    130
Report of Independent Accountants...........................    140

---------------

     * References are to page numbers in the 1998 GMO Annual Report. The financial statements (and related notes) are incorporated by reference from the 1998 GMO Annual Report.

2.  FINANCIAL STATEMENT SCHEDULES

     The schedules listed below for Genzyme General, GTR, GMO and Genzyme Corporation and Subsidiaries are filed as part of this Annual Report on Form 10-K:

                                                              PAGE*
                                                              -----
GENZYME GENERAL
     Schedule II -- Valuation and Qualifying Accounts.......   32
GTR
     Schedule II -- Valuation and Qualifying Accounts.......  116
GMO
     Schedule II -- Valuation and Qualifying Accounts.......  141
GENZYME CORPORATION AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts.......   92

     All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme General Combined Financial Statements or notes thereto, (ii) the GTR Combined Financial Statements or notes thereto, (iii) the GMO Combined Financial Statements or notes thereto or (iv) the Genzyme Corporation and Subsidiaries Consolidated Financials or notes thereto.

3.  EXHIBITS

     The exhibits are listed below under Part IV, Item 14(c) of this report.

     (B)  REPORTS ON FORM 8-K

     On October 27, 1998, Genzyme Corporation filed a Current Report on Form 8-K to announce the dividend of shares of GMO Stock to holders of GGD Stock, the release from escrow of shares of GMO Stock held by the former stockholders of PharmaGenics, and the listing of the GMO Stock on the Nasdaq National Market.

     On March 17, 1999, Genzyme Corporation filed a Current Report on Form 8-K to announce that the Genzyme Board had authorized the renewal of Genzyme's shareholder rights plan, which became effective on March 28, which was the date on which the previous rights plan expired.

     (C)  EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  *3.1    --   Restated Articles of Organization of Genzyme, as amended.
               Filed as Exhibit 1 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997
  *3.2    --   By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form
               8-K dated December 31, 1991
  *4.1    --   Series Designation for Genzyme Molecular Oncology Division
               Common Stock, $.01 par value. Filed as Exhibit 2 to
               Genzyme's Registration Statement on Form 8-A dated June 18,
               1997
  *4.2    --   Series Designation for Genzyme Series A, Series B and Series
               C Junior Participating Preferred Stock, $.01 par value.
               Filed as Exhibit 3 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997
  *4.3    --   Renewed Rights Agreement dated as of March 16, 1999 between
               Genzyme and American Stock Transfer & Trust Company. Filed
               as Exhibit 4 to Genzyme's Current Report on Form 8-K dated
               March 17, 1999
  *4.4    --   Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
               1990 (File No. 0-18439)
  *4.5    --   Genzyme Common Stock Purchase Warrant No. A-1 dated July 31,
               1997 issued to Canadian Medical Discoveries Fund, Inc.
               ("CMDF"). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for
               the quarter ended September 30, 1997
  *4.6    --   Genzyme Common Stock Purchase Warrant No. A-2 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997
  *4.7    --   Genzyme Common Stock Purchase Warrant No. A-3 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997
  *4.8    --   Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and CMDF. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended September 30, 1997
  *4.9    --   Form of Genzyme General Division Convertible Debenture.
               Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997
  *4.10   --   Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997
  *4.11   --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  *4.12   --   Form of Genzyme Corporation Convertible Note dated February
               28, 1997 issued to Credit Suisse First Boston (Hong Kong)
               Ltd. ("CSFB"). Filed as Exhibit 4.14 to Genzyme's Form
               10-K/A for 1997
  *4.13   --   Indenture, dated as of May 22, 1998, between Genzyme and
               State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
               Registration Statement on Form S-3 (File No. 333-59513)
  *4.14   --   Registration Rights Agreement, dated as of May 19, 1998,
               among Genzyme, Credit Suisse First Boston Corporation,
               Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit
               4.4 to Genzyme's Registration Statement on Form S-3 (File
               No. 333-59513)
  *4.15   --   Purchase Agreement, dated as of May 19, 1998, among Genzyme,
               Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
               and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
               Registration Statement on Form S-3 (File No. 333-59513)
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904)
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874)
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992
  10.11   --   Lease dated November 12, 1998 for Metrowest Place, 15
               Pleasant Street Connector, Framingham, Massachusetts,
               between Consolidated Group Service Company Limited
               Partnership and Genzyme. Filed herewith
 *10.12   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)
 *10.13   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)
 *10.14   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343)
 *10.15   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993
 *10.16   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343)
 *10.17   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme Corporation, GDC II, GDP, each Class A
               Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)
 *10.18   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's on Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554)
 *10.19   --   Tax Indemnification Agreement between Genzyme and GDP. Filed as Exhibit 10.2 to GDP's Form 10-Q for the quarter ended
               March 31, 1997 (File No. 0-18554)
 *10.20   --   Marketing and Distribution Agreement between Genzyme and
               Genzyme Ventures II. Filed as Exhibit 10.3 to GDP's Form
               10-Q for the quarter ended March 31, 1997 (File No. 0-18554)
 *10.21   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
  10.22   --   1998 Director Stock Option Plan. Filed herewith
 *10.23   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33249)
 *10.24   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33291)
 *10.25   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251)
 *10.26   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.27   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed herewith
 *10.28   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed herewith
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996
  10.30   --   Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed herewith
  10.31   --   Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed herewith
  10.32   --   Consulting Agreement dated July 1, 1998 between Genzyme and
               Henry E. Blair. Filed herewith
 *10.33   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872)
 *10.34   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872)
 *10.35   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872)
 *10.36   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872)
  10.37   --   Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC.
               Filed herewith
 *10.38   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794)**
 *10.39   --   Purchase Agreement dated as of January 1, 1998 by and
               between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
               Form 10-K for 1997 (File No. 0-21794)**
 *10.40   --   Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794) and
               incorporated herein by reference**
 *10.41   --   Common Stock Purchase Agreement between Argus
               Pharmaceuticals, Inc. and Genzyme Corporation dated as of
               September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993**
 *10.42   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346)
 *10.43   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994**

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.44   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994
 *10.45   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996
 *10.46   --   First Amendment to Credit Agreement and Consent to
               Subordination Terms dated as of March 3, 1997 by and among
               Genzyme and those of its subsidiaries party thereto, Fleet
               National Bank, as Administrative Agent, The First National
               Bank of Boston, as Documentation Agent, and the lenders
               identified in the signature pages thereto. Filed as Exhibit
               10.49 to Genzyme's Form 10-K/A for 1997
 *10.47   --   Second Amendment to Credit Agreement dated as of April 15,
               1998 by and among Genzyme and those of its subsidiaries
               party thereto, Fleet National Bank, as Administrative Agent,
               The First National Bank of Boston, as Documentation Agent,
               and the lenders identified in the signature pages thereto.
               Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 1998
 *10.48   --   Note Purchase Agreement by and between Genzyme and CSFB
               dated of February 27, 1997. Filed as Exhibit 10.50 to
               Genzyme's Form 10-K/A for 1997
 *10.49   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872)**
 *10.50   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872)**
 *10.51   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872)
 *10.52   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997
  13.1    --   Portions of the 1998 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith
  13.2    --   Portions of the 1998 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith
  13.3    --   Portions of the 1998 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K. Filed herewith
  21      --   Subsidiaries of the Registrant. Filed herewith
  23.1    --   Consent of Coopers & Lybrand L.L.P. Filed herewith
  23.2    --   Consent of Coopers & Lybrand L.L.P. relating to the Annual
               Report of Genzyme Corporation Retirement Savings Plan on
               Form 11-K. To be filed by amendment
  27      --   Financial Data Schedule for Genzyme Corporation. Filed
               herewith
  99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions. Filed herewith

---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.21,
   10.38-10.41, 10.43, 10.49 and 10.50.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Exhibits 10.22 through 10.32 above are management contracts or compensatory plans or arrangements in which the executive officers or directors of Genzyme participate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENZYME CORPORATION

Dated: March 31, 1999                       By:   /s/ DAVID J. MCLACHLAN
                                              ----------------------------------
                                                      DAVID J. MCLACHLAN
                                              Executive Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----
        /s/ HENRI A. TERMEER            Director and Principal Executive      March 31, 1999
------------------------------------    Officer
          HENRI A. TERMEER

       /s/ DAVID J. MCLACHLAN           Principal Financial Officer           March 31, 1999
------------------------------------
         DAVID J. MCLACHLAN

        /s/ MICHAEL S. WYZGA            Principal Accounting Officer          March 31, 1999
------------------------------------
          MICHAEL S. WYZGA

 /s/ CONSTANTINE E. ANAGNOSTOPOULOS     Director                              March 31, 1999
------------------------------------
   CONSTANTINE E. ANAGNOSTOPOULOS

     /s/ DOUGLAS A. BERTHIAUME          Director                              March 31, 1999
------------------------------------
       DOUGLAS A. BERTHIAUME

         /s/ HENRY E. BLAIR             Director                              March 31, 1999
------------------------------------
           HENRY E. BLAIR

      /s/ ROBERT J. CARPENTER           Director                              March 31, 1999
------------------------------------
        ROBERT J. CARPENTER

       /s/ CHARLES L. COONEY            Director                              March 31, 1999
------------------------------------
         CHARLES L. COONEY

                                        Director                              March   , 1999
------------------------------------
           HENRY R. LEWIS

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
  *3.1    --   Restated Articles of Organization of Genzyme, as amended.
               Filed as Exhibit 1 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997................................
  *3.2    --   By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form
               8-K dated December 31, 1991.................................
  *4.1    --   Series Designation for Genzyme Molecular Oncology Division
               Common Stock, $.01 par value. Filed as Exhibit 2 to
               Genzyme's Registration Statement on Form 8-A dated June 18,
               1997........................................................
  *4.2    --   Series Designation for Genzyme Series A, Series B and Series
               C Junior Participating Preferred Stock, $.01 par value.
               Filed as Exhibit 3 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997................................
  *4.3    --   Renewed Rights Agreement dated as of March 16, 1999 between
               Genzyme and American Stock Transfer & Trust Company. Filed
               as Exhibit 4 to Genzyme's Current Report on Form 8-K dated
               March 17, 1999..............................................
  *4.4    --   Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
               1990 (File No. 0-18439).....................................
  *4.5    --   Genzyme Common Stock Purchase Warrant No. A-1 dated July 31,
               1997 issued to Canadian Medical Discoveries Fund, Inc.
               ("CMDF"). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for
               the quarter ended September 30, 1997........................
  *4.6    --   Genzyme Common Stock Purchase Warrant No. A-2 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997...............
  *4.7    --   Genzyme Common Stock Purchase Warrant No. A-3 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997...............
  *4.8    --   Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and CMDF. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended September 30,
               1997........................................................
  *4.9    --   Form of Genzyme General Division Convertible Debenture.
               Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................................
  *4.10   --   Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................
  *4.11   --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138).........................
  *4.12   --   Form of Genzyme Corporation Convertible Note dated February
               28, 1997 issued to Credit Suisse First Boston (Hong Kong)
               Ltd. ("CSFB"). Filed as Exhibit 4.14 to Genzyme's Form
               10-K/A for 1997.............................................
  *4.13   --   Indenture, dated as of May 22, 1998, between Genzyme and
               State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
               Registration Statement on Form S-3 (File No. 333-59513).....

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
  *4.14   --   Registration Rights Agreement, dated as of May 19, 1998,
               among Genzyme, Credit Suisse First Boston Corporation,
               Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit
               4.4 to Genzyme's Registration Statement on Form S-3 (File
               No. 333-59513)..............................................
  *4.15   --   Purchase Agreement, dated as of May 19, 1998, among Genzyme,
               Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
               and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
               Registration Statement on Form S-3 (File No. 333-59513).....
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904)................................................
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993..........................................
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993................................
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988...............
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993................
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874)................................
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993................................
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993...............................................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993.............
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992...................
  10.11   --   Lease dated November 12, 1998 for Metrowest Place, 15
               Pleasant Street Connector, Framingham, Massachusetts,
               between Consolidated Group Service Company Limited
               Partnership and Genzyme. Filed herewith.....................
 *10.12   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.13   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.14   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343)......
 *10.15   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for
               1993........................................................
 *10.16   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343)...............................................
 *10.17   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme Corporation, GDC II, GDP, each Class A
               Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.18   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's on Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554).............
 *10.19   --   Tax Indemnification Agreement between Genzyme and GDP. Filed as Exhibit 10.2 to GDP's Form 10-Q for the quarter ended
               March 31, 1997 (File No. 0-18554)...........................
 *10.20   --   Marketing and Distribution Agreement between Genzyme and
               Genzyme Ventures II. Filed as Exhibit 10.3 to GDP's Form
               10-Q for the quarter ended March 31, 1997 (File No.
               0-18554)....................................................
 *10.21   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**............
  10.22   --   1998 Director Stock Option Plan. Filed herewith.............
 *10.23   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33249)..................................................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.24   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33291)..................................................
 *10.25   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251)..................................................
 *10.26   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.............................
 *10.27   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed herewith...................
 *10.28   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed
               herewith....................................................
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996....
  10.30   --   Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed herewith.................
  10.31   --   Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed herewith.....................
  10.32   --   Consulting Agreement dated July 1, 1998 between Genzyme and
               Henry E. Blair. Filed herewith..............................
 *10.33   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872)..............................
 *10.34   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872)...................................................
 *10.35   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872)......................
 *10.36   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872).....................................
  10.37   --   Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC.
               Filed herewith..............................................
 *10.38   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794)**..................................................
 *10.39   --   Purchase Agreement dated as of January 1, 1998 by and
               between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
               Form 10-K for 1997 (File No. 0-21794)**.....................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.40   --   Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794) and
               incorporated herein by reference**..........................
 *10.41   --   Common Stock Purchase Agreement between Argus
               Pharmaceuticals, Inc. and Genzyme Corporation dated as of
               September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993**..........................
 *10.42   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346)......
 *10.43   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994**..................................................
 *10.44   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994........................
 *10.45   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996................................
 *10.46   --   First Amendment to Credit Agreement and Consent to
               Subordination Terms dated as of March 3, 1997 by and among
               Genzyme and those of its subsidiaries party thereto, Fleet
               National Bank, as Administrative Agent, The First National
               Bank of Boston, as Documentation Agent, and the lenders
               identified in the signature pages thereto. Filed as Exhibit
               10.49 to Genzyme's Form 10-K/A for 1997.....................
 *10.47   --   Second Amendment to Credit Agreement dated as of April 15,
               1998 by and among Genzyme and those of its subsidiaries
               party thereto, Fleet National Bank, as Administrative Agent,
               The First National Bank of Boston, as Documentation Agent,
               and the lenders identified in the signature pages thereto.
               Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 1998.........................................
 *10.48   --   Note Purchase Agreement by and between Genzyme and CSFB
               dated of February 27, 1997. Filed as Exhibit 10.50 to
               Genzyme's Form 10-K/A for 1997..............................
 *10.49   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872)**....
 *10.50   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872)**..................................................
 *10.51   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872)............................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.52   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................
  13.1    --   Portions of the 1998 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith........................................
  13.2    --   Portions of the 1998 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K. Filed herewith........................................
  13.3    --   Portions of the 1998 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K. Filed herewith...................................
  21      --   Subsidiaries of the Registrant. Filed herewith..............
  23.1    --   Consent of Coopers & Lybrand L.L.P. Filed herewith..........
  23.2    --   Consent of Coopers & Lybrand L.L.P. relating to the Annual
               Report of Genzyme Corporation Retirement Savings Plan on
               Form 11-K. To be filed by amendment.........................
  27      --   Financial Data Schedule for Genzyme Corporation. Filed
               herewith. ..................................................
  99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions. Filed herewith...........

---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.38-10.41, 10.43, 10.49 and 10.50.