Form 10-Q
period 1999-03-31
GENZYME CORP
filed 1999-05-17
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                         Commission file number 0-14680


                               GENZYME CORPORATION
             (Exact name of registrant as specified in its charter)


       Massachusetts                                            06-1047163
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


One Kendall Square, Cambridge, Massachusetts                       02139
 (Address of principal executive offices)                        (zip code)


                                 (617) 252-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        _____   _____

The number of shares outstanding of each of the issuer's series of common stock as of April 30, 1999:


Genzyme General Division Common Stock
("GGD Stock")                                                     82,568,892

Genzyme Tissue Repair Division Common Stock
("GTR Stock")                                                     22,369,980

Genzyme Molecular Oncology Division Common Stock
("GMO Stock")                                                     12,677,390

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999



NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, and its plans to create a new division and to transfer the Company's interest in Diacrin/Genzyme LLC to its General Division ("Genzyme General") from its Tissue Repair Division ("Genzyme Tissue Repair" or "GTR"). All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") and other agencies regarding the indications for which the Company's products may be approved, (iii) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (iv) market acceptance of the Company's products and services, (v) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, (vi) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors and (vii) the ability of the Company to obtain requisite corporate approvals concerning the creation of the new division and the transfer of the interest in Diacrin/Genzyme LLC. See also "Factors Affecting Future Operating Results" under the headings (x) "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the Genzyme General Annual Report for the fiscal year ended December 31, 1998 (the "1998 Genzyme General Annual Report"), (y) "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations" in the Genzyme Tissue Repair Annual Report for the fiscal year ended December 31, 1998 (the "1998 GTR Annual Report") and (z) "Management's Discussion and Analysis of Genzyme Molecular Oncology Division's ("Genzyme Molecular Oncology" or "GMO") Financial Condition and Results of Operations" in the Genzyme Molecular Oncology Annual Report for the fiscal year ended December 31, 1998 (the "1998 GMO Annual Report") set forth in Exhibits 13.1, 13.2 and 13.3, respectively, to Genzyme's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Genzyme 10-K").

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999
                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
                                                                                                                            PAGE NO.
ITEM 1.         Financial Statements

   GENZYME GENERAL
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 1999 and 1998.......................     4
     Unaudited, Combined Balance Sheets as of March 31, 1999 and December 31, 1998.........................................     5
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998.......................     6
     Notes to Unaudited, Combined Financial Statements.....................................................................     7

   GENZYME TISSUE REPAIR
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 1999 and 1998.......................    10
     Unaudited, Combined Balance Sheets as of March 31, 1999 and December 31, 1998.........................................    11
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998.......................    12
     Notes to Unaudited, Combined Financial Statements.....................................................................    13

   GENZYME MOLECULAR ONCOLOGY
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 1999 and 1998.......................    14
     Unaudited, Combined Balance Sheets as of March 31, 1999 and December 31, 1998.........................................    15
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998.......................    16
     Notes to Unaudited, Combined Financial Statements.....................................................................    17

   GENZYME CORPORATION AND SUBSIDIARIES
     Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998..................     18
     Unaudited, Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.....................................    20
     Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998...................    21
     Notes to Unaudited, Consolidated Financial Statements..................................................................   22

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......................    25

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk..................................................    33

PART II.     OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K............................................................................    33

Signatures.................................................................................................................    34

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                             ----------------------
                                                                    MARCH 31,
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     1999        1998
-----------------------------------------------------------  ----------------------
Total revenues ...........................................   $ 178,119    $ 154,123

Operating costs and expenses:
    Cost of products and services sold ...................      52,566       54,477
    Selling, general and administrative ..................      51,012       45,111
    Research and development .............................      26,667       18,418
    Amortization of intangibles ..........................       3,503        3,199
                                                             ---------    ---------
          Total operating costs and expenses .............     133,748      121,205
                                                             ---------    ---------

Operating income .........................................      44,371       32,918

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ......      (7,710)      (2,905)
    Gain on affiliate sale of stock ......................         606           --
    Minority interest ....................................         866          864
    Gain on sale of investment in equity securities.......       1,963           --
    Investment income ....................................       7,930        2,920
    Interest expense .....................................      (5,050)      (1,990)
                                                             ---------    ---------
       Total other income (expenses) .....................      (1,395)      (1,111)
                                                             ---------    ---------

Income before income taxes ...............................      42,976       31,807
Provision for income taxes ...............................     (16,391)     (12,510)
                                                             ---------    ---------
Net income ...............................................      26,585       19,297
Tax benefit allocated from Genzyme Tissue Repair .........       3,962        4,406
Tax benefit allocated from Genzyme Molecular Oncology ....       1,934        1,235
                                                             ---------    ---------
Net income attributable to GGD Stock .....................   $  32,481    $  24,938
                                                             =========    =========

Per Genzyme General common share:

  Net income per Genzyme General common share - basic ....   $    0.40    $    0.32
                                                             =========    =========

  Weighted average shares outstanding ....................      81,958       78,760
                                                             =========    =========

  Net income per Genzyme General common and common
    equivalent share - diluted ...........................   $    0.38    $    0.31
                                                             =========    =========

  Adjusted weighted average shares outstanding ...........      85,632       81,200
                                                             =========    =========


Net income ...............................................   $  26,585    $  19,297
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ............      (8,826)        (698)
     Unrealized gains (losses) on securities:
       Unrealized gains (losses) arising during the period      (2,319)       1,327
       Reclassification adjustment for gains (losses)
         included in net income ..........................      (1,214)          --
                                                             ---------    ---------
         Unrealized gains (losses) on securities, net ...       (3,533)       1,327
                                                             ---------    ---------
   Other comprehensive income (loss) .....................     (12,359)         629
                                                             ---------    ---------
   Comprehensive income (loss) ...........................   $  14,226    $  19,926
                                                             =========    =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED BALANCE SHEETS

                                                                     MARCH 31,    DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                      1999          1998
----------------------------------------------------------------------------------------------------------------------------------
                                 ASSETS

Current assets:
   Cash and cash equivalents .....................................   $   61,668   $  100,012
   Short-term investments ........................................      247,668      174,421
   Accounts receivable, net ......................................      156,461      153,278
   Inventories ...................................................      107,910      107,188
   Prepaid expenses and other current assets .....................       31,108       29,659
   Due from Genzyme Tissue Repair ................................        3,994          548
   Due from Genzyme Molecular Oncology ...........................        4,526        4,773
   Deferred tax assets - current .................................       39,690       39,725
                                                                     ----------   ----------
      Total current assets .......................................      653,025      609,604

Property, plant and equipment, net ...............................      374,294      378,992

Long-term investments ............................................      300,985      281,664
Intangibles, net .................................................      259,934      263,748
Deferred tax assets - noncurrent .................................       28,245       28,138
Investment in equity securities ..................................       39,305       51,977
Other noncurrent assets ..........................................       33,197       32,184
                                                                     ----------   ----------
                                                                     $1,688,985   $1,646,307
                                                                     ==========   ==========

                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ..............................................   $   21,513   $   26,249
   Accrued expenses ..............................................       76,664       70,313
   Income taxes payable ..........................................       20,974       16,532
   Deferred revenue ..............................................        1,618        1,231
   Current portion of long-term debt and capital lease obligations       83,158       82,568
                                                                     ----------   ----------
     Total current liabilities ...................................      203,927      196,893

Long-term debt and capital lease obligations .....................        3,070        3,087
Convertible subordinated notes and debentures ....................      271,813      271,559
Other ............................................................        8,072        7,701
                                                                     ----------   ----------
     Total liabilities ...........................................      486,882      479,240


Division equity ..................................................    1,202,103    1,167,067
                                                                     ----------   ----------
    Total liabilities and division equity ........................   $1,688,985   $1,646,307
                                                                     ==========   ==========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                      MARCH 31,
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                              1999         1998
                                                                                 ---------    --------
    Net income ...............................................................   $  26,585    $ 19,297
    Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization .........................................      14,164      13,798
       Accrued interest/amortization on bonds ................................      (2,499)       (108)
       Provision for bad debts and inventory .................................       2,754       1,494
       Equity in net loss of unconsolidated affiliates .......................       7,710       2,905
       Minority interest in net loss of subsidiaries .........................        (866)       (864)
       Gain on affiliate sale of stock .......................................        (606)         --
       Gain on sale of investment in equity securities .......................      (1,963)         --
       Other .................................................................        (410)        133
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ................................................      (7,597)     (6,417)
          Inventories ........................................................        (856)      4,574
          Prepaid expenses and other current assets ..........................      (1,730)     (5,277)
          Due from Genzyme Tissue Repair .....................................      (3,446)       (271)
          Due from Genzyme Molecular Oncology ................................         247         261
          Accounts payable, accrued expenses, income taxes payable and
              deferred revenue ...............................................      13,573       5,634
                                                                                 ---------    --------
          Net cash provided by operating activities ..........................      45,060      35,159

INVESTING ACTIVITIES:
    Purchases of investments .................................................    (196,387)    (39,547)
    Sales and maturities of investments ......................................     105,106      30,071
    Proceeds from sale of equity investment ..................................      11,090          --
    Acquisitions of property, plant and equipment ............................     (10,288)    (11,831)
    Sales of property, plant and equipment ...................................          --         584
    Acquisitions, net of acquired cash and assumed liabilities ...............          --      (6,190)
    Investments in joint ventures ............................................      (9,592)     (2,088)
    Repayment of loans by affiliates .........................................          --       2,019
    Other ....................................................................       3,211        (194)
                                                                                 ---------    --------
          Net cash used in investing activities ..............................     (96,860)    (27,176)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...................................      19,900      10,356
    Payments of debt and capital lease obligations ...........................        (350)       (452)
    Net cash allocated (to) from Genzyme Tissue Repair for designated shares..      (5,000)         76
    Other ....................................................................       1,548         285
                                                                                 ---------    --------
          Net cash provided by financing activities ..........................      16,098      10,265

Effect of exchange rate changes on cash ......................................      (2,642)     (1,059)
                                                                                 ---------    --------
Increase (decrease) in cash and cash equivalents .............................     (38,344)     17,189
Cash and cash equivalents at beginning of period .............................     100,012      66,276
                                                                                 ---------    --------
Cash and cash equivalents at end of period ...................................   $  61,668    $ 83,465
                                                                                 =========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


 1.    BASIS OF PRESENTATION

       These unaudited, combined financial statements should be read in conjunction with the 1998 Genzyme 10-K and the financial statements and footnotes for both Genzyme General and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three months ended March 31, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


 2.    FINANCIAL INFORMATION

       Financial information specific to Genzyme General is presented in these Genzyme General unaudited, combined financial statements. Financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the unaudited, consolidated financial statements of Genzyme (the "Unaudited, Consolidated Financial Statements of Genzyme").


 3.    INVENTORIES (IN THOUSANDS):

                                       March 31, 1999   December 31, 1998
                                       --------------   -----------------
              Raw materials ....          $ 37,814          $ 41,064
              Work-in-process ..            44,053            25,093
              Finished products             26,043            41,031
                                          --------          --------
                           Total          $107,910          $107,188
                                          ========          ========

 4.    EQUITY LINE OF CREDIT

       In 1998, the Board of Directors of Genzyme (the "Genzyme Board") made $50.0 million in cash available from Genzyme General to GTR under an equity line of credit (the "GTR Equity Line"). Under the terms of the GTR Equity Line, GTR may draw down funds as needed each fiscal quarter in exchange for GTR Designated Shares. GTR Designated Shares are shares of GTR Stock that are not issued and outstanding, but which the Genzyme Board may from time to time issue, sell or otherwise distribute without allocating the proceeds to GTR. In February 1999, GTR made a $5.0 million draw under the GTR Equity Line in exchange for 1,633,399 GTR Designated Shares. The GTR Designated Shares are subject to distribution as described in the "Management and Accounting Policies Governing the Relationship of Genzyme Divisions," which are set forth in Exhibit 99.1 to the 1998 Genzyme 10-K.

5.     GAIN ON SALE OF EQUITY INVESTMENT

       In January 1999, Genzyme sold all of its remaining shares of TECHNE Corporation ("TECHNE") common stock for net proceeds of $11.1 million and Genzyme General recorded a gain of approximately $2.0 million related to the sale. Genzyme received these shares in partial consideration for the sale of its research products business to TECHNE in 1998.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


6.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             1999      1998
                                                            -------   -------
Genzyme General:
 Net income attributable to GGD Stock-basic and diluted .   $32,481   $24,938
                                                            =======   =======

 Shares used in net income per common share-basic .......    81,958    78,760
 Effect of dilutive securities:
       Employee and director stock options ..............     3,642     2,432
       Warrants .........................................        32         8
                                                            -------   -------
 Dilutive potential common shares (a,b) .................     3,674     2,440
                                                            -------   -------
 Shares used in net income per common share-diluted (a,b)    85,632    81,200
                                                            =======   =======

 Net income per common share - basic ....................   $  0.40   $  0.32
                                                            =======   =======

 Net income per common share - diluted (a,b) ............   $  0.38   $  0.31
                                                            =======   =======

     (a) Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three months ended March 31, 1999 and 1998 because each such security had an exercise price greater than the average market price of GGD Stock during each respective period. Such securities include:

                                                                Three Months Ended
(Amounts in thousands)                                              March 31,
----------------------------------------------------------------------------------
                                                                  1999     1998
                                                                  -----   -----
Shares of GGD Stock issuable for options ....................     1,381   3,860
Shares of GGD Stock issuable for warrants ...................        80      80
                                                                  -----   -----
   Total shares with exercise prices greater than the average
       market price of GGD Stock during the period ..........     1,461   3,940
                                                                  =====   =====

     (b) In computing diluted earnings per share for Genzyme General for the three months ended March 31, 1999, the following securities were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share: (i) approximately 6,313,000 shares of GGD Stock reserved in May 1998 for issuance upon conversion of Genzyme's 5 1/4% convertible subordinated notes due June 2005 (the "GGD Notes"); and (ii) approximately 646,000 shares of GGD Stock reserved in September 1998 for issuance upon conversion of Genzyme's 5% convertible subordinated debentures due August 2003 (the "GGD Debentures").

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


7.   SEGMENT REPORTING

Genzyme General's reportable segments are strategic business units that offer different products and services. Genzyme General has three reportable segments:

          --the Therapeutics business unit, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from Cerezyme[R] enzyme and Ceredase[R] enzyme sales.

          --the Surgical Products business unit, which commenced operations in July 1996 upon the acquisition of Deknatel Snowden Pencer, Inc., develops, manufactures and markets surgical products for three principal business lines: (i) cardiovascular surgery; (ii) general surgery; and (iii) plastic surgery.

          --the Diagnostic Products business unit, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

Information concerning the operations in these reportable segments is as follows:


                          3 Months Ended   3 Months Ended
                             March 31,        March 31,
                               1999             1998
                           -----------------------------
   REVENUES:

Therapeutics                 $ 115,041       $  93,522

Surgical Products               27,354          24,227

Diagnostic Products             14,692          16,717

Other                           20,455          18,604

Eliminations/Adjustments           577           1,053
                             -------------------------

  Total                      $ 178,119       $ 154,123
                             =========================


 NET INCOME:

Therapeutics                 $  33,871       $  28,922

Surgical Products               (6,733)         (5,647)

Diagnostic Products              1,129              84

Other                           (1,780)         (1,520)

Eliminations/Adjustments            98          (2,542)
                             -------------------------

Total                        $  26,585       $  19,297
                             =========================

There has been no material change in segment assets since December 31, 1998.


8.   CREATION OF NEW DIVISION

     In March 1999, Genzyme announced that it intends to create a separate division, with its own series of common stock, for the existing surgical products business that is currently part of Genzyme General, subject to approval of the Genzyme Board.

9.   REALLOCATION OF JOINT VENTURE INTEREST

     On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between GTR and Diacrin, Inc. ("Diacrin") to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. In March 1999, Genzyme announced that it plans to reallocate Genzyme's interest in Diacrin/Genzyme LLC from GTR to Genzyme General in the second quarter of 1999, subject to the approval of the holders of GTR Stock, in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC (the "Transfer"). Upon approval of the Transfer, Genzyme General will pay GTR $25.0 million in cash and the funds available under the GTR Equity Line will be reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash to be paid to GTR for the Transfer, $5.0 million is non-refundable and $20.0 million represents a pre-payment related to the achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash or GTR Designated Shares, at GTR's option.

10.  SUBSEQUENT EVENT

     In April 1999, Genzyme General received approximately $8.3 million ($8.0 million in principal and $0.3 million in interest) in connection with certain notes receivable that were previously fully reserved due to uncertainty surrounding collection. Genzyme received these notes in partial consideration for the sale of Genetic Design, Inc. in 1996. The $8.3 million will be recorded as a gain in the second quarter of 1999.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           MARCH 31,
-----------------------------------------------------------    -----------------------
                                                                 1999           1998
                                                               --------       --------
Revenues:
   Net service sales ....................................      $  4,023       $  3,611

Operating costs and expenses:
   Cost of services sold ................................         2,998          3,234
   Selling, general and administrative ..................         6,314          6,313
   Research and development .............................         1,968          3,086
                                                               --------       --------
     Total operating costs and expenses .................        11,280         12,633
                                                               --------       --------

Operating loss ..........................................        (7,257)        (9,022)

Other income (expenses):
   Equity in net loss of joint venture ..................        (2,007)        (1,931)
   Interest income ......................................            93            447
   Interest expense .....................................          (445)          (814)
                                                               --------       --------
     Total other income (expenses) ......................        (2,359)        (2,298)
                                                               --------       --------

Net loss attributable to GTR Stock ......................      $ (9,616)      $(11,320)
                                                               ========       ========

Net loss per GTR basic and diluted common share:
   Net loss .............................................      $  (0.44)      $  (0.57)
                                                               ========       ========

Weighted average shares outstanding .....................        21,945         20,002
                                                               ========       ========

Net loss ................................................      $ (9,616)      $(11,320)
Other comprehensive income, net of tax ..................            --             --
                                                               --------       --------
Comprehensive loss ......................................      $ (9,616)      $(11,320)
                                                               ========       ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                       MARCH 31,  DECEMBER 31,
----------------------------------------------------    -----------------------
                                                          1999        1998
                                                        ---------  ------------
                         ASSETS

Current assets:
   Cash and cash equivalents ........................   $  6,377    $  7,732
   Accounts receivable, net .........................      3,081       3,833
   Inventories ......................................      2,657       2,645
   Other current assets .............................      1,788       1,723
                                                        --------    --------
     Total current assets ...........................     13,903      15,933

Property, plant and equipment, net ..................      2,900       2,836
Other noncurrent assets .............................        120         185
                                                        --------    --------
     Total assets ...................................   $ 16,923    $ 18,954
                                                        ========    ========


            LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable .................................   $  1,081    $  1,355
   Accrued expenses .................................      1,872       2,491
   Due to Genzyme General ...........................      3,994         548
   Current portion of long-term debt ................     18,000      18,000
                                                        --------    --------
     Total current liabilities ......................     24,947      22,394

Convertible note, net ...............................      9,532      12,579
Other noncurrent liabilities ........................        340         377
                                                        --------    --------
     Total liabilities ..............................     34,819      35,350

Division equity .....................................    (17,896)    (16,396)
                                                        --------    --------
     Total liabilities and division equity ..........   $ 16,923    $ 18,954
                                                        ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                              MARCH 31,
-----------------------------------------------------------------------   -------------------
                                                                           1999        1998
                                                                          -------    --------
OPERATING ACTIVITIES:
   Net loss ...........................................................   $(9,616)   $(11,320)
   Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization ....................................       328         569
     Non-cash compensation expense ....................................        --          59
     Provision for bad debts ..........................................        --         182
     Accretion of debt discount .......................................        --         321
     Equity in net loss of joint venture ..............................     2,007       1,931
     Increase (decrease) in cash from working capital:
       Accounts receivable ............................................       752        (249)
       Inventories ....................................................       (12)       (470)
       Other current assets ...........................................       (81)       (447)
       Accounts payable and accrued expenses ..........................      (816)         81
       Due to Genzyme General .........................................     3,446         271
                                                                          -------    --------
         Net cash used by operating activities ........................    (3,992)     (9,072)

INVESTING ACTIVITIES:
   Investment in joint venture ........................................    (2,084)     (1,888)
   Purchase of property, plant and equipment ..........................      (345)        (33)
   Sale of property, plant and equipment ..............................        --          35
   Other ..............................................................        34           6
                                                                          -------    --------
         Net cash used by investing activities ........................    (2,395)     (1,880)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .............................       116         848
   Payments of debt and capital lease obligations .....................       (47)         --
   Cash allocated (to) from Genzyme General for designated shares .....     5,000         (76)
   Other ..............................................................       (37)        (37)
                                                                          -------    --------
         Net cash provided by financing activities ....................     5,032         735
                                                                          -------    --------

Decrease in cash and cash equivalents .................................    (1,355)    (10,217)
Cash and cash equivalents at beginning of period ......................     7,732      21,120
                                                                          -------    --------
Cash and cash equivalents at end of period ............................   $ 6,377    $ 10,903
                                                                          =======    ========

Supplemental disclosure of non-cash activities:
Debt conversion -- Note 4.


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1998 Genzyme 10-K and the financial statements and footnotes for both GTR and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1998 Financial Statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three months ended March 31, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GTR is presented in these GTR unaudited, combined financial statements. Financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.

3.     INVENTORIES (in thousands):

                                             March 31, 1999   December 31, 1998
                                             --------------   -----------------
             Raw materials . ..........          $  212            $  264
             Work-in-process ..........           2,445             2,381
                                                 ------            ------
                       Total ..........          $2,657            $2,645
                                                 ======            ======

4.     DEBT CONVERSION

       In January 1999, the holder of Genzyme's 5% convertible subordinated note due February 2000 (the "GTR Note") converted $3.0 million in principal amount in exchange for 1,352,178 shares of GTR Stock. GTR paid $133,000 of accrued interest to the holder in connection with this conversion.

5.     GTR EQUITY LINE OF CREDIT

       In 1998, the Genzyme Board made $50.0 million in cash available from Genzyme General to GTR under the GTR Equity Line. Under the terms of the GTR Equity Line, GTR may draw down funds as needed each fiscal quarter in exchange for GTR Designated Shares. The GTR Designated Shares are subject to distribution as described in the "Management and Accounting Policies Governing the Relationship of Genzyme Divisions," which are set forth in
       Exhibit 99.1 to the 1998 Genzyme 10-K. In February 1999, GTR made a $5.0 million draw under the GTR Equity Line in exchange for 1,633,399 GTR Designated Shares.

6.     NET INCOME (LOSS) PER SHARE
       Note 5., "Net Income (Loss) Per Share," to the Unaudited, Consolidated Financial Statements of Genzyme is incorporated herein by reference.

7.     REALLOCATION OF JOINT VENTURE INTEREST

       In March 1999, Genzyme announced that it plans to reallocate Genzyme's interest in Diacrin/Genzyme LLC from GTR to Genzyme General in the second quarter of 1999, subject to the approval of holders of GTR Stock, in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. Upon approval of the Transfer, GTR will receive $25.0 million in cash from Genzyme General and the funds available under the GTR Equity Line will be reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash to be paid to GTR for the Transfer, $5.0 million is non-refundable and $20.0 million represents a pre-payment related to the achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash or GTR Designated Shares, at GTR's option.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    MARCH 31,
---------------------------------------------------------------------------------------------
                                                                            1999       1998
                                                                          --------    -------
Revenues:
   Service revenue ....................................................   $    900    $   933
   Service revenue - related party ....................................         11         --
   Research and development ...........................................          4        750
   Research and development - related party ...........................        298        534
   Licensing revenue ..................................................        400        600
                                                                          --------    -------
     Total revenues ...................................................      1,613      2,817

Operating costs and expenses:
   Cost of services sold ..............................................        346        469
   Cost of research and development services sold .....................        294        752
   Selling, general and administrative ................................      1,619      1,152
   Research and development ...........................................      3,905      3,295
   Amortization of intangibles ........................................      2,956      3,025
                                                                          --------    -------
     Total operating costs and expenses ...............................      9,120      8,693
                                                                          --------    -------

Operating loss ........................................................     (7,507)    (5,876)

Other income (expenses):
   Equity in net loss of joint venture ................................       (375)      (444)
   Interest income ....................................................        163        280
   Interest expense ...................................................         (3)    (1,162)
                                                                          --------    -------
     Total other income (expenses) ....................................       (215)    (1,326)
                                                                          --------    -------

Loss before income taxes ..............................................     (7,722)    (7,202)
Tax benefit ...........................................................        662        662
                                                                          --------    -------

Net loss attributable to GMO Stock ....................................   $ (7,060)   $(6,540)
                                                                          ========    =======

Net loss per GMO basic and diluted common share:
   Net loss ...........................................................   $  (0.56)   $ (1.66)
                                                                          ========    =======

Weighted average shares outstanding ...................................     12,658      3,929
                                                                          ========    =======

Net loss ..............................................................   $ (7,060)   $(6,540)
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities arising during the period ..         --          5
                                                                          --------    -------
   Other comprehensive income (loss) ..................................         --          5
                                                                          --------    -------
Comprehensive loss ....................................................   $ (7,060)   $(6,535)
                                                                          ========    =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)           MARCH 31,    DECEMBER 31,
---------------------------------------------------------------------
                                              1999          1998
                                            ---------    ------------
                   ASSETS

Current assets:
   Cash and cash equivalents .............   $12,546       $10,868
   Short-term investments ................        --         1,032
   Accounts receivable, net ..............       431         5,931
   Other current assets ..................       104            85
                                             -------       -------
     Total current assets ................    13,081        17,916

Equipment, net ...........................       720           791

Intangibles, net .........................    14,288        17,245
                                             -------       -------
     Total assets ........................   $28,089       $35,952
                                             =======       =======


        LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accrued expenses ......................   $   852       $ 1,273
   Due to Genzyme General ................     4,526         4,773
   Payable to joint venture ..............     1,850         1,181
   Deferred revenue ......................     1,350         1,500
                                             -------       -------
     Total current liabilities ...........     8,578         8,727

Deferred tax liability ...................     3,199         3,861
                                             -------       -------
     Total liabilities ...................    11,777        12,588

Division equity ..........................    16,312        23,364
                                             -------       -------
     Total liabilities and division equity   $28,089       $35,952
                                             =======       =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                         MARCH 31,
---------------------------------------------------------------------------------------------------------
                                                                                       1999        1998
                                                                                     --------    --------
OPERATING ACTIVITIES:
   Net loss ......................................................................   $ (7,060)   $ (6,540)
   Reconciliation of net loss to net cash provided (used) by operating activities:
     Depreciation and amortization ...............................................      3,028       3,607
     Deferred tax benefit ........................................................       (662)       (662)
     Accretion of debt conversion feature ........................................         --         706
     Equity in loss of joint venture .............................................        375         444
     Accrued interest/amortization of marketable securities ......................         10         (94)
     Non-cash compensation expense ...............................................         10          28
     Increase (decrease) in cash from working capital:
       Accounts receivable .......................................................      5,500        (233)
       Other current assets ......................................................        (19)        417
       Accrued expenses, deferred revenue and other ..............................       (277)         16
       Due to Genzyme General ....................................................       (247)       (261)
                                                                                     --------    --------
         Net cash provided (used) by operating activities ........................        658      (2,572)

INVESTING ACTIVITIES:
   Purchases of investments ......................................................         --      (1,439)
   Maturities of investments .....................................................      1,022       1,049
   Other .........................................................................         --         (54)
                                                                                     --------    --------
         Net cash provided (used) by investing activities ........................      1,022        (444)

FINANCING ACTIVITIES:
   Repayments of debt ............................................................         --      (5,000)
   Other .........................................................................         (2)       (143)
                                                                                     --------    --------
         Net cash used by financing activities ...................................         (2)     (5,143)
                                                                                     --------    --------

Increase (decrease) in cash and cash equivalents .................................      1,678      (8,159)
Cash and cash equivalents at beginning of period .................................     10,868      15,010
                                                                                     --------    --------
Cash and cash equivalents at end of period .......................................   $ 12,546    $  6,851
                                                                                     ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1998 Genzyme 10-K and the financial statements and footnotes for both GMO and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three months ended March 31, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.     FINANCIAL INFORMATION
       Financial information specific to GMO is presented in these GMO unaudited, combined financial statements. Financial information relevant to Genzyme, Genzyme General, GTR and GMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.


3.     PAYABLE TO JOINT VENTURE
       Pursuant to the funding commitment provided in the Collaboration Agreement related to StressGen/Genzyme LLC, the joint venture between Genzyme, StressGen Biotechnologies Corporation ("StressGen") and the Canadian Medical Discoveries Fund, Inc. ("CMDF"), Genzyme and StressGen are obligated to fund the operations of StressGen/Genzyme LLC in equal portions after the initial $10.0 million (Canadian) of funding of StressGen/Genzyme LLC has been expended. Because CMDF has the right to require Genzyme and StressGen to repurchase CMDF's membership interest, GMO records 50% of the losses incurred by StressGen/Genzyme LLC. As of March 31, 1999 and December 31, 1998, GMO's portion of the cumulative losses of StressGen/Genzyme LLC exceeded its initial capital contribution of $0.7 million and as a result, GMO has recorded $1.9 million and $1.1 million, respectively, as current liabilities due to the joint venture.


4.     NET LOSS PER SHARE
       Note 5., "Net Income (Loss) Per Share," to the Unaudited, Consolidated Financial Statements of Genzyme is incorporated herein by reference.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ----------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    1999         1998
-----------------------------------------------------------  ----------------------
Revenues:
   Net product sales .....................................   $ 163,702    $ 139,370
   Net service sales .....................................      18,730       18,244
   Revenues from research and development contracts.......       1,312        2,937
                                                             ---------    ---------
     Total revenues ......................................     183,744      160,551

Operating costs and expenses:
    Cost of products sold ................................      43,818       46,350
    Cost of services sold ................................      12,088       11,830
    Selling, general and administrative ..................      58,945       52,576
    Research and development .............................      32,834       25,551
    Amortization of intangibles ..........................       6,207        5,972
                                                             ---------    ---------
          Total operating costs and expenses .............     153,892      142,279
                                                             ---------    ---------

Operating income .........................................      29,852       18,272

Other income (expenses):
    Equity in net loss of unconsolidated affiliates.......     (10,092)      (5,280)
    Gain on affiliate sale of stock ......................         606           --
    Minority interest ....................................         866          864
    Gain on sale of investment in equity securities ......       1,963           --
    Investment income ....................................       8,193        3,647
    Interest expense .....................................      (5,498)      (3,966)
                                                             ---------    ---------
       Total other income (expenses) .....................      (3,962)      (4,735)
                                                             ---------    ---------

Income before income taxes ...............................      25,890       13,537
Provision for income taxes ...............................      (9,833)      (5,753)
                                                             ---------    ---------
Net income ...............................................   $  16,057    $   7,784
                                                             =========    =========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            MARCH 31,
----------------------------------------------------------------------------------------------------------
                                                                                        1999        1998
----------------------------------------------------------------------------------------------------------
Attributable to Genzyme General:
   Net income .....................................................................   $ 26,585    $ 19,297
   Tax benefit allocated from Genzyme Tissue Repair ...............................      3,962       4,406
   Tax benefit allocated from Genzyme Molecular Oncology ..........................      1,934       1,235
                                                                                      --------    --------
   Net income attributable to GGD Stock ...........................................   $ 32,481    $ 24,938
                                                                                      ========    ========


  Per Genzyme General common share:
     Net income per Genzyme General common share - basic ..........................   $   0.40    $   0.32
                                                                                      ========    ========

  Weighted average shares outstanding .............................................     81,958      78,760
                                                                                      ========    ========

     Net income per Genzyme General common and common equivalent share
        - diluted .................................................................   $   0.38    $   0.31
                                                                                      ========    ========

   Adjusted weighted average shares outstanding ...................................     85,632      81,200
                                                                                      ========    ========

Attributable to Genzyme Tissue Repair:
   Net loss attributable to GTR Stock .............................................   $ (9,616)   $(11,320)
                                                                                      ========    ========

   Net loss per GTR basic and diluted common share:
     Net loss .....................................................................   $  (0.44)   $  (0.57)
                                                                                      ========    ========

   Weighted average shares outstanding ............................................     21,945      20,002
                                                                                      ========    ========


Attributable to Genzyme Molecular Oncology:
   Net loss attributable to GMO Stock .............................................   $ (7,060)   $ (6,540)
                                                                                      ========    ========

   Net loss per GMO basic and diluted common share:
     Net loss .....................................................................   $  (0.56)   $  (1.66)
                                                                                      ========    ========

   Weighted average shares outstanding ............................................     12,658       3,929
                                                                                      ========    ========


Comprehensive income:
   Net income .....................................................................   $ 16,057    $  7,784
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .....................................     (8,826)       (698)
     Unrealized gains (losses) on securities:
       Unrealized gains (losses) arising during the period ........................     (2,319)      1,332
       Reclassification adjustment for gains (losses) included in net income ......     (1,214)         --
                                                                                      --------    --------
           Unrealized gains (losses) on securities, net ...........................     (3,533)      1,332
                                                                                      --------    --------
   Other comprehensive income (loss) ..............................................    (12,359)        634
                                                                                      --------    --------
   Comprehensive income ...........................................................   $  3,698    $  8,418
                                                                                      ========    ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                      MARCH 31,     DECEMBER 31,
------------------------------------------------------------------    ---------------------------
                                                                         1999            1998
                                                                      -----------    -----------
                              ASSETS
Current assets:
   Cash and cash equivalents ......................................   $    80,591    $   118,612
   Short-term investments .........................................       247,668        175,453
   Accounts receivable, net .......................................       159,973        163,042
   Inventories ....................................................       110,567        109,833
   Prepaid expenses and other current assets ......................        33,000         31,467
   Deferred tax assets - current ..................................        39,690         39,725
                                                                      -----------    -----------
     Total current assets .........................................       671,489        638,132

Property, plant and equipment, net ................................       377,914        382,619

Long-term investments .............................................       300,985        281,664
Intangibles, net ..................................................       272,997        279,516
Deferred tax assets - noncurrent ..................................        25,046         24,277
Investment in equity securities ...................................        39,305         51,977
Other noncurrent assets ...........................................        33,317         32,369
                                                                      -----------    -----------
    Total assets ..................................................   $ 1,721,053    $ 1,690,554
                                                                      ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................   $    22,594    $    27,604
   Accrued expenses ...............................................        79,388         74,077
   Income taxes payable ...........................................        20,985         16,543
   Deferred revenue ...............................................         2,968          2,731
   Current portion of long-term debt and capital lease obligations        101,158        100,568
   Payable to joint venture .......................................         1,850          1,181
                                                                      -----------    -----------
     Total current liabilities ....................................       228,943        222,704

Long-term debt ....................................................         3,070          3,087
Convertible subordinated notes and debentures, net ................       281,345        284,138
Other .............................................................         8,412          8,078
                                                                      -----------    -----------
    Total liabilities .............................................       521,770        518,007


Stockholders' equity:
   Preferred Stock ................................................            --             --
   GGD Stock ......................................................           825            814
   GTR Stock ......................................................           224            209
   GMO Stock ......................................................           127            126
   Treasury Stock - at cost .......................................          (901)          (901)
   Additional paid-in capital - Genzyme General ...................       973,723        958,820
   Additional paid-in capital - Genzyme Tissue Repair .............       182,299        174,198
   Additional paid-in capital - Genzyme Molecular Oncology ........        63,434         63,427
   Retained earnings (accumulated deficit) ........................         2,278        (13,779)
   Accumulated other comprehensive income .........................       (22,726)       (10,367)
                                                                      -----------    -----------
    Total stockholders' equity ....................................     1,199,283      1,172,547
                                                                      -----------    -----------
    Total liabilities and stockholders' equity ....................   $ 1,721,053    $ 1,690,554
                                                                      ===========    ===========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                            FOR THE THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                     1999         1998
                                                                                   ---------    ---------
OPERATING ACTIVITIES:
    Net income .......................................................             $  16,057    $   7,784
    Reconciliation of net income to net
     cash provided by operating activities:
       Depreciation and amortization .................................                17,268       17,722
       Accrued interest/amortization on bonds ........................                (2,489)        (202)
       Provision for bad debts and inventory .........................                 2,754        1,676
       Deferred income tax benefit ...................................                  (662)        (662)
       Equity in net loss of unconsolidated affiliates ...............                10,092        5,280
       Gain on affiliate sale of stock ...............................                  (606)          --
       Minority interest in net loss of affiliates ...................                  (866)        (864)
       Accretion of debt conversion feature ..........................                    --        1,027
       Gain on sale of investment in equity securities ...............                (1,963)          --
       Other .........................................................                  (400)         220
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ........................................                (1,345)      (6,899)
          Inventories ................................................                  (868)       4,104
          Prepaid expenses and other current assets ..................                (1,830)      (5,307)
          Accounts payable, accrued expenses, income taxes payable and
                deferred revenue .....................................                 6,584         (364)
                                                                                   ---------    ---------
          Net cash provided by operating activities ..................                41,726       23,515

INVESTING ACTIVITIES:
    Purchases of investments .........................................              (196,387)     (40,986)
    Sales and maturities of investments ..............................               106,128       31,120
    Acquisitions of property, plant and equipment ....................               (10,633)     (11,864)
    Sale of property, plant and equipment ............................                    --          619
    Acquisitions, net of acquired cash and assumed liabilities .......                    --       (6,190)
    Proceeds from sale of equity investment ..........................                11,090           --
    Investments in joint ventures ....................................               (11,676)      (3,976)
    Repayment of loans by affiliates .................................                    --        2,019
    Other ............................................................                 3,245         (242)
                                                                                   ---------    ---------
          Net cash used by investing activities ......................               (98,233)     (29,500)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...........................                20,016       11,204
    Payments of debt and capital lease obligations ...................                  (397)      (5,452)
    Other ............................................................                 1,509          105
                                                                                   ---------    ---------
          Net cash provided by financing activities ..................                21,128        5,857

Effect of exchange rate changes on cash ..............................                (2,642)      (1,059)
                                                                                   ---------    ---------
Increase (decrease) in cash and cash equivalents .....................               (38,021)      (1,187)
Cash and cash equivalents at beginning of period .....................               118,612      102,406
                                                                                   ---------    ---------
Cash and cash equivalents at end of period ...........................             $  80,591    $ 101,219
                                                                                   =========    =========

Supplemental disclosure of non-cash activity:
Debt conversion -- Note 3.

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, consolidated financial statements should be read in conjunction with the 1998 Genzyme 10-K and the financial statements and footnotes for Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

       The financial statements for the three months ended March 31, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.     INVENTORIES (IN THOUSANDS):

                                  March 31, 1999          December 31, 1998
                                  --------------          -----------------
       Raw materials .............      $ 38,026                 $ 41,328
       Work-in-process ...........        46,498                   27,474
       Finished products..........        26,043                   41,031
                                        --------                 --------
          Total ................        $110,567                 $109,833
                                        ========                 ========

3.     DEBT CONVERSION
       In January 1999, the holder of the GTR Note converted $3.0 million in principal amount in exchange for 1,352,178 shares of GTR Stock. GTR paid $133,000 of accrued interest to the holder in connection with this conversion.


4.     GAIN ON SALE OF EQUITY INVESTMENT
       In January 1999, Genzyme sold all of its remaining shares of TECHNE common stock for net proceeds of $11.1 million and recorded a gain of approximately $2.0 million related to the sale.


5.     NET INCOME (LOSS) PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             1999       1998
                                                            -------   -------
Genzyme General:
 Net income attributable to GGD Stock-basic and diluted .   $32,481   $24,938
                                                            =======   =======

 Shares used in net income per common share-basic .......    81,958    78,760
 Effect of dilutive securities:
       Employee and director stock options ..............     3,642     2,432
       Warrants .........................................        32         8
                                                            -------   -------
 Dilutive potential common shares (a,b) .................     3,674     2,440
                                                            -------   -------
 Shares used in net income per common share-diluted (a,b)    85,632    81,200
                                                            =======   =======

 Net income per common share - basic ....................   $  0.40   $  0.32
                                                            =======   =======

 Net income per common share - diluted (a,b) ............   $  0.38   $  0.31
                                                            =======   =======

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

5.   NET INCOME (LOSS) PER SHARE (continued)

     Genzyme General (continued):

     (a) Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three months ended March 31, 1999 and 1998 because each such security had an exercise price greater than the average market price of GGD Stock during each respective period. Such securities include:

                                                             Three Months Ended
(Amounts in thousands)                                            March 31,
---------------------------------------------------------------------------------
                                                             1999           1998
                                                            ------         ------
Shares of GGD Stock issuable for options ................... 1,381          3,860
Shares of GGD Stock issuable for warrants ..................    80             80
                                                             -----          -----
   Total shares with exercise prices greater than the
     average market price of GGD Stock during the period ... 1,461          3,940
                                                             =====          =====

     (b) In computing diluted earnings per share for Genzyme General for the three months ended March 31, 1999, the following securities were not included in the calculation because inclusion of such shares would have an anti-dilutive effect on Genzyme General's net income per share: (i) approximately 6,313,000 shares of GGD Stock reserved in May 1998 for issuance upon conversion of the GGD Notes; and (ii) approximately 646,000 shares of GGD Stock reserved in September 1998 for issuance upon conversion of the GGD Debentures.

   GTR:
     Basic net loss per GTR common share is the same as diluted net loss per GTR common share for the three months ended March 31, 1999 and 1998. Certain securities were not included in the computation of GTR's diluted loss per share for the three months ended March 31, 1999 and 1998 because they would have an anti-dilutive effect due to GTR's net loss per share for the relevant period. For the three months ended March 31, 1999 and 1998, these securities include:

                                                             Three Months Ended
(Amounts in thousands)                                            March 31,
---------------------------------------------------------------------------------
                                                             1999           1998
                                                            ------         ------
Shares of GTR Stock issuable for options .................   3,875          2,711
GTR Designated Shares ....................................   2,310            834
Shares of GTR Stock issuable upon conversion
    of the GTR Note ......................................   6,458          2,577
                                                             -----          -----
Total shares excluded from the GTR diluted loss
    per share calculation ................................  12,643          6,122
                                                            ======          =====

     GMO:
     Basic net loss per GMO common share is the same as diluted net loss per GMO common share for the three months ended March 31, 1999 and 1998. Certain securities were not included in the computation of GMO's diluted loss per share for the three months ended March 31, 1999 and 1998 because they would have an anti-dilutive effect due to GMO's net loss per share for the relevant period. For the three months ended March 31, 1999 and 1998, these securities include:

                                                             Three Months Ended
(Amounts in thousands)                                            March 31,
---------------------------------------------------------------------------------
                                                             1999           1998
                                                            ------         ------
Shares of GMO Stock issuable for options .................   1,604            870
Warrants to purchase GMO Stock ...........................      10             10
GMO Designated Shares ....................................   1,410          6,000
Shares of GMO Stock issuable upon conversion of
  Genzyme's 6% convertible subordinated debentures
  due August 2002 ("GMO Debentures") .....................      --          3,476
                                                             -----         ------
    Total shares excluded from the GMO diluted loss
      per share calculation ..............................   3,024         10,356
                                                             =====         ======

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


   6.  SEGMENT REPORTING
       Genzyme reportable segments are strategic business units or divisions that offer different products and services. Genzyme has five reportable segments:

       - the Therapeutics business unit, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from Cerezyme[R] enzyme and Ceredase[R] enzyme sales.

       - the Surgical Products business unit, which commenced operations in July 1996 upon the acquisition of Deknatel Snowden Pencer, Inc., develops, manufactures and markets surgical products for three principal business lines: (i) cardiovascular surgery; (ii) general surgery; and (iii) plastic surgery.

       - the Diagnostic Products business unit, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

       - GTR develops and markets biological products for orthopedic injuries, such as cartilage repair, and severe burns.

       - GMO is developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

       Information concerning the operations in these reportable segments is as follows:

                                         3 Months Ended  3 Months Ended
                                            March 31,       March 31,
                                              1999            1998
                                         --------------  --------------
       REVENUES:

       Therapeutics                          $115,041       $ 93,522
       Surgical Products                       27,354         24,227
       Diagnostic Products                     14,692         16,717
       GTR                                      4,023          3,611
       GMO                                      1,613          2,817
       Other                                   20,455         18,604
       Eliminations/Adjustments                   566          1,053
                                             --------       --------
       Total                                 $183,744       $160,551
                                             ========       ========

       NET INCOME:

       Therapeutics                          $ 33,871       $ 28,922
       Surgical Products                       (6,733)        (5,647)
       Diagnostic Products                      1,129             84
       GTR                                     (9,616)       (11,320)
       GMO                                     (7,060)        (6,540)
       Other                                   (1,780)        (1,520)
       Eliminations/Adjustments                 6,246          3,805
                                             --------       --------
       Total                                 $ 16,057       $  7,784
                                             ========       ========

There has been no material change in segment assets since December 31, 1998.


   7.  CREATION OF NEW DIVISION
       In March 1999, Genzyme announced that it intends to create a separate division, with its own series of common stock, for the existing surgical products business that is currently part of Genzyme General, subject to approval of the Genzyme Board.

   8.  SUBSEQUENT EVENT

       In April 1999, Genzyme received approximately $8.3 ($8.0 million in principal and $0.3 million in interest) in connection with certain notes receivable that were previously fully reserved due to uncertainty surrounding collection. Genzyme received these notes in partial consideration for the sale of Genetic Design, Inc. in 1996. The $8.3 million will be recorded as a gain in the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

RESULTS OF OPERATIONS

GENZYME CORPORATION

REVENUES
Total revenues for the three months ended March 31, 1999 increased 14% to $183.7 million from $160.6 million in the corresponding period of 1998.

Product revenues consist solely of sales by Genzyme General. Product revenues for the three months ended March 31, 1999 increased 17% to $163.7 million from $139.4 million in the comparable period of 1998. The increase was primarily due to increased sales of Cerezyme[R] enzyme. Combined sales of Cerezyme[R] enzyme and Ceredase[R] enzyme increased 22% in the three months ended March 31, 1999 to $113.8 million from $93.5 million in the corresponding period of 1998 due to continued strong growth in the number of patients worldwide receiving enzyme replacement therapy for the treatment of Gaucher disease.

Service revenues consist primarily of genetic testing services performed by Genzyme General, sales of GTR's Carticel[R] autologous cultured chondrocytes ("Carticel[R] AuCC") and Epicel[TM] skin grafts as well as the provision of services relating to GMO's SAGE[TM] differential gene expression technology. For the three months ended March 31, 1999, service revenues increased 3% to $18.7 million from $18.2 million for the corresponding period of 1998. Service sales increased for the three months ended March 31, 1999 due primarily to increased sales of both Carticel[R] AuCC and services relating to the SAGE[TM] technology and a slight increase in genetic testing service revenue, offset in part by slight reductions in sales of Epicel[TM] skin grafts.

International sales as a percentage of total product and service sales for the three months ended March 31, 1999 decreased to 40% from 41% for the corresponding period of 1998.

MARGINS AND OPERATING EXPENSES
Gross margins for the quarters ended March 31, 1999 and 1998 were 69% and 63%, respectively. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three months ended March 31, 1999 were 73% compared to 67% for the same period of 1998. The increase in product margins is primarily due to increased sales volume of Cerezyme[R] enzyme. Service margins were 35% for each of the periods ended March 31, 1999 and 1998. In the three months ended March 31, 1999, increased service margins attributable to higher sales for GTR and GMO were offset by decreased genetic testing services margins.

Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three months ended March 31, 1999 were $65.2 million as compared to $58.5 million for the same period in 1998, an increase of 11%. The increase for both periods was due primarily to increased staffing in support of the growth in several of Genzyme General's product lines and costs associated with the market introduction of Thyrogen[R] hormone in January 1999.

Research and development expenses for the three months ended March 31, 1999 were $32.8 million compared to $25.6 million for the three months ended March 31, 1998, an increase of 29%, due primarily to (i) increased costs in connection with the results of ATIII LLC, Genzyme's joint venture with Genzyme Transgenics Corporation ("GTC") for the development and commercialization of transgenic recombinant human antithrombin III; (ii) increased spending on GMO's small molecule immunotherapy and anti-angiogenesis programs; (iii) increased spending on Alpha-galactosidase for Fabry disease and (iv) increased spending on the gene-graft and cardiomyocyte program.

OTHER INCOME AND EXPENSES

Other income and expenses for the three months ended March 31, 1999 was a net other expense of $4.0 million compared to a net other expense of $4.7 million for the three months ended March 31, 1998. Equity in net loss of Genzyme's unconsolidated affiliates increased to $10.1 million for the three months ended March 31, 1999 from $5.3 million for the three months ended March 31, 1998. The change is primarily due to (i) increased losses from RenaGel LLC, Genzyme's joint venture with GelTex Pharmaceuticals, Inc. ("GelTex") for the development and commercialization of Renagel[R] Capsules, (ii) increased losses resulting from Diacrin/Genzyme LLC, (iii) Genzyme's portion of the losses of Pharming/Genzyme LLC, Genzyme's joint venture with Pharming Group N.V. for the development and commercialization of human alpha glucosidase as a treatment for Pompe's disease, which became effective on October 9, 1998; and (iv) Genzyme's portion of the losses of BioMarin/Genzyme LLC, Genzyme's joint venture with BioMarin Pharmaceutical Inc. ("BioMarin") for the development and commercialization of alpha-L-iduronidase for the treatment of mucopolysaccharidosis-I, which was established on September 4, 1998.

For the three months ended March 31, 1999, other income and expense, net, also includes a gain of $0.6 million on Genzyme's investment in GTC due to issuance by GTC of its common stock, and a $2.0 million gain on the sale of TECHNE common stock. There were no comparable amounts in the same period of 1998. For each of the three months ended March 31, 1999 and 1998, Genzyme recorded minority interest of $0.9 million, representing the portion of the results of ATIII LLC allocated to GTC.

Investment income increased to $8.2 million for the three months ended March 31, 1999 from $3.6 million for the same period of 1998. The increase was due to higher average cash balances resulting primarily from the net proceeds from the issuance in May 1998 of the GGD Notes and cash generated from operations. Interest expense was $5.5 million for the three months ended March 31, 1999, compared to $4.0 million in corresponding period of 1998. The increase was due primarily to additional interest expense related to the GGD Notes.

The tax provisions for the three months ended March 31, 1999 and 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, the foreign sales corporation, nondeductible amortization of intangibles, tax credits and Genzyme's share of the losses of unconsolidated affiliates. The effective tax rate for the three months ended March 31, 1999 decreased to 38% from 43% for the same period of 1998, due to an increase in tax credits and a decrease in nondeductible amortization and losses of unconsolidated affiliates.

GENZYME GENERAL

REVENUES
Total revenues for the three months ended March 31, 1999 increased 16% to $178.1 million from $154.1 million in the corresponding period of 1998.

Product revenues for the three months ended March 31, 1999 increased 17% to $163.7 million from $139.4 million in the comparable period of 1998.

Revenues for the Therapeutics business unit consisted primarily of sales of Cerezyme[R] enzyme and Ceredase[R] enzyme, which increased 24% to $118.9 million for the three months ended March 31, 1999 from $95.6 million in the corresponding periods in 1998 due to increased sales of Cerezyme[R] enzyme. Combined revenues for Cerezyme[R] enzyme and Ceredase[R] enzyme for the three months ended March 31, 1999 were $113.8 million as compared to $93.5 million for the same period of 1998. Genzyme General's results of operations are highly dependent on these products, which together represented 70% of product sales for the three months ended March 31, 1999, compared to 67% in the corresponding period of last year. Therapeutics revenues for the first quarter of 1999 also include sales of Thyrogen[R] hormone and lipids and peptides for drug delivery.

Revenues for the Surgical Products business unit increased 18% to $30.1 million in the three months ended March 31, 1999 from $25.6 million in the corresponding period of last year due primarily to increased sales of Seprafilm[R] Bioresorbable Membrane, which increased 85% this quarter in comparison to the same quarter of 1998. For the three months ended March 31, 1999, overall sales of surgical instruments, sutures and devices increased 7% percent compared with the same period in 1998.

Revenues for the Diagnostics business unit decreased 6% to $28.6 million for the three months ended March 31, 1999 from $30.5 million in the same period of last year. The decrease in diagnostics revenues for the quarter reflects the sale of Genzyme's research products business to TECHNE in July 1998. The research products business had revenues of approximately $4.0 million per quarter at the time it was sold. Diagnostic product revenues now include royalties on sales by TECHNE's biotechnology group. Excluding revenues from the research products business, diagnostic product sales increased 16% this quarter to $14.7 million compared to the same period last year. Revenues from genetic testing services were $13.9 million for the first quarter of 1999, up slightly in comparison to the corresponding period of 1998.

International sales as a percentage of total product and service sales for the three months ended March 31, 1999 decreased to 40% from 42% for the corresponding period of 1998.


MARGINS AND OPERATING EXPENSES
Gross margins for the quarters ended March 31, 1999 and 1998 were 70% and 64%, respectively, due primarily to increased Cerezyme[R] enzyme sales. Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for the three months ended March 31, 1999 were 73% compared to 67% for the same periods of 1998. The increase in product margins is primarily due to increased sales volume of Cerezyme[R] enzyme. Genetic testing service margins for the three months ended March 31, 1999 decreased to 37%, in comparison to 41% for the corresponding period of 1998, due primarily to less capacity utilization in the three months ended March 31, 1999.

SG&A expenses and amortization of intangibles for the three months ended March 31, 1999 were $54.5 million as compared to $48.3 million for the same period in 1998, an increase of 13%. The increase was due primarily to increased staffing in support of the growth in several product lines and costs associated with the market introduction of Thyrogen[R] hormone in January 1999.

Research and development expenses for the three months ended March 31, 1999 were $26.7 million compared to $18.4 million for the three months ended March 31, 1998, an increase of 45%, due primarily to (i) increased costs in connection with the results of ATIII LLC; (ii) increased spending on Alpha-galactosidase for Fabry disease and (iii) increased spending on the gene-graft and the cardiomyocyte program.

OTHER INCOME AND EXPENSES
Other income and expenses for the three months ended March 31, 1999 was a net other expense of $1.4 million compared to a net other expense of $1.1 million in the three months ended March 31, 1998. Equity in net loss of Genzyme's unconsolidated affiliates increased to $7.7 million for the three months ended March 31, 1999 from $2.9 million for the three months ended March 31, 1998. The change is primarily due to (i) increased losses from RenaGel LLC; and (ii) Genzyme's portion of the losses of Pharming/Genzyme LLC and BioMarin/Genzyme LLC. For the three months ended March 31, 1999, other income and expense, net, also includes a gain of $0.6 million on Genzyme's investment in GTC due to issuance by GTC of its common stock and a gain of $2.0 million on the sale of TECHNE common stock. There were no comparable amounts in the same period of 1998. For each of the three months ended March 31, 1999 and 1998, Genzyme recorded minority interest of $0.9 million, representing the portion of the results of ATIII LLC allocated to GTC.

Investment income increased to $7.9 million for the for the three months ended March 31, 1999 from $2.9 million for the same period of 1998. The increase was due to higher average cash balances resulting primarily from the net proceeds from the issuance in May 1998 of the GGD Notes and increased cash provided by operating activities. Interest expense was $5.1 million for the three months ended March 31, 1999, compared to $2.0 million for the corresponding period of 1998. The increase was due to additional interest expense related to the GGD Notes and the GGD Debentures.

The tax provisions for the three months ended March 31, 1999 and 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, nondeductible interest, the foreign sales corporation, nondeductible amortization of intangibles, tax credits and Genzyme General's share of the losses of unconsolidated affiliates. The effective tax rate for the three months ended March 31, 1999 decreased to 38% from 39% for the same period of 1998. For the three months ended March 31, 1999, tax benefits allocated from GTR and GMO of $4.0 million and $1.9 million, respectively, reduced Genzyme General's tax rate to 24.4% and in the corresponding period of 1998, tax benefits allocated from GTR and GMO of $4.4 million and $1.2 million, respectively, reduced Genzyme General's tax rate to 22%. The difference is attributable to the fact that the same approximate dollar benefits from GTR and GMO gave a lower percentage of benefit on an increased profit before tax.

GENZYME TISSUE REPAIR

REVENUES
Total revenues for the three months ended March 31, 1999 were $4.0 million, representing an increase of 11% over the same period in 1998. Sales of Carticel[R] AuCC were $2.9 million for the three months ended March 31, 1999 as compared to $2.5 million for the three months ended March 31, 1998, an increase of 18%. This increase is the result of continued growth of domestic sales and increased European sales. Sales of Epicel[TM] skin grafts decreased slightly to $1.0 million in the three months ended March 31, 1999 from $1.1 million in the three months ended March 31, 1998. Revenues from the sale of Epicel[TM] skin grafts fluctuate from quarter to quarter depending on the need for severe burn care.

MARGINS AND OPERATING EXPENSES
GTR's gross margin for the three months ended March 31, 1999 was 25%, as compared to 10% for the three months ended March 31, 1998. The improvement in gross margin is primarily the result of a reduction in labor and manufacturing expenses and decreased material expenses.

SG&A expenses remained level at $6.3 million for both the three months ended March 31, 1999 and 1998. GTR incurs direct SG&A costs as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of GTR. In the three months ended March 31, 1999, $1.3 million of SG&A services were provided by Genzyme General as compared to $1.6 million for the same period of 1998.

Research and development expenses for the three months ended March 31, 1999 were $2.0 million as compared to $3.1 million in the comparable period of 1998, representing a 36% decrease. This decrease was the result of a cessation of certain research and development projects. In the three months ended March 31, 1999, $1.5 million of research and development services were provided to GTR by Genzyme General, compared to $2.2 million in the same period of 1998.

OTHER INCOME AND EXPENSES
Interest income was $0.1 million for the three months ended March 31, 1999, compared to interest income of $0.4 million in the three months ended March 31, 1998. The decrease was due primarily to lower average cash balances.

Interest expense was $0.4 million for the three months ended March 31, 1999, as compared to $0.8 million for the same period of 1998. The decrease in interest expense was the result of the completion of the accretion of the conversion feature related to the GTR Note in the second quarter of 1998, and the conversion of $3.6 million of principal amount of the GTR Note into shares of GTR Stock. Of this amount, $0.6 million of principal amount was converted in the fourth quarter of 1998 and $3.0 million was converted in January 1999.

On October 1, 1996, Diacrin/Genzyme LLC was established as a joint venture between GTR and Diacrin to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. Under the terms of the joint venture agreement, GTR provided 100% of the initial $10.0 million of the funding requirements and will provide 75% of the next $40.0 million of funding requirements for products to be developed by the joint venture. Thereafter, all costs will be shared equally by the two parties. In the three months ending March 31, 1999, GTR provided $2.1 million of funding to, and realized a net loss of $2.0 million from, the joint venture as compared to funding of $1.9 million, and a net loss of $1.9 million, for the corresponding period in 1998.

GENZYME MOLECULAR ONCOLOGY

REVENUES
GMO recorded service revenues of $0.9 million for both the three months ended March 31, 1999 and 1998. Service revenues consisted of service contracts relating to the SAGE[TM] technology performed primarily for third parties. GMO also recorded research and development revenues of $0.3 million in the three months ended March 31, 1999, as compared to $1.3 million in the three months ended March 31, 1998. These revenues consisted of work performed on behalf of StressGen/Genzyme LLC, in both the three months ended March 31, 1999 and 1998, as well as work performed on behalf of Schering-Plough Corporation in the three months ended March 31, 1998 for which there was no comparable amount in the same period of 1999. GMO recorded licensing revenue of $0.4 million in the three months ended March 31, 1999, as compared to $0.6 million in the three months ended March 31, 1998. Licensing revenue consists of licenses to the SAGE[TM] technology and other of GMO's therapeutics and diagnostics technology.

MARGINS AND OPERATING EXPENSES
For the three months ended March 31, 1999, GMO recorded cost of revenues of $0.6 million, as compared to $1.2 million in the three months ended March 31, 1998. Cost of revenues consisted of work performed on behalf of StressGen/Genzyme LLC, as well as work performed under SAGE[TM] contracts with third parties, and for the three months ended March 31, 1998, contract research in gene therapy. The decrease in cost of revenues was the result of the absence of contract research for the three months ended March 31, 1999 and a reduction in the amount of royalties due to a third party on sales of services related to the SAGE[TM] technology.

GMO recorded $1.6 million of SG&A expenses in the three months ended March 31, 1999, as compared to $1.2 million in the comparable period in 1998. The increase is due primarily to increased legal expenses related to patents.

Research and development expenses incurred by GMO in the three months ended March 31, 1999 was $3.9 million, compared to $3.3 million in the same period of 1998. The increase in research and development costs relates to increased research personnel and related expenses associated with the continued development of GMO's small molecule, immunotherapy and anti-angiogenesis programs.

GMO's amortization of intangibles was $3.0 million for both the three months ended March 31, 1999 and the three months ended March 31, 1998. Amortization of intangibles is attributable to certain intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. on June 18, 1997.

OTHER INCOME AND EXPENSES
Interest income and interest expense were $0.2 million and $3,000, respectively, for the three months ended March 31, 1999. GMO's interest income and interest expense for the three months ended March 31, 1998, were $0.3 million and $1.2 million, respectively. The decrease in interest income results from lower average cash balances. The decrease in interest expense is due to the exchange of the GMO Debentures for the GGD Debentures in August 1998.

GMO recorded an equity in the loss of StressGen/Genzyme LLC of $0.4 million for both the three months ended March 31, 1999 and the three months ended March 31, 1998.

GMO recorded a tax benefit of $0.7 million for both the three months ended March 31, 1999 and the three months ended March 31, 1998. This tax benefit is the result of the amortization of the deferred tax liability established upon the acquisition of PharmaGenics, Inc.

LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION AND SUBSIDIARIES

As of March 31, 1999, Genzyme had cash, cash equivalents, and short- and long-term investments of $629.2 million, an increase of $53.5 million from December 31, 1998. Operating and financing activities provided $41.7 million and $21.1 million of cash, respectively, investing activities used $98.2 million and fluctuations in exchange rates caused a reduction in cash of $2.6 million. In the three months ended March 31, 1999, financing activities provided $20.0 million of cash proceeds from the exercise of stock options and used $0.4 million for the repayment of debt and capital lease obligations. At March 31, 1999, $100.0 million was outstanding under Genzyme's $225 million revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility"), of which $82.0 million was allocated to Genzyme General and $18.0 million was allocated to GTR. In the three months ended March 31, 1999, investing activities provided $11.1 million of cash from the sale of Genzyme's shares of TECHNE common stock. Investing activities used $90.3 million of cash for the investment portfolio; $10.6 million of cash to fund capital expenditures and $11.7 million of cash to fund Genzyme's investments in joint ventures.

Genzyme believes that its available cash, investments and cash flow from product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as: (i) paying strategic collaborators and funding joint venture obligations, including a $10.0 million milestone payment to GelTex in October 1999 and a $10.0 million equity investment in BioMarin upon completion of their planned initial public equity offering; (ii) product development and marketing; (iii) expanding facilities; and (iv) marketing Carticel[R] AuCC, Thyrogen[R] hormone and Genzyme's line of products designed to limit the incidence and occurrence of post-operative adhesions (the "Sepra Products"). Genzyme's cash resources will be further reduced to pay principal and interest on the following debt: (i) $100.0 million payable in November 1999 under the Revolving Credit Facility; (ii) $21.2 million in principal amount under the GGD Debentures, which are convertible into GGD stock and mature on August 29, 2003; (iii) $9.4 million in principal amount under the GTR Note, which is convertible into GTR Stock and matures on February 27, 2000; and (iv) $250.0 million in principal amount under the GGD Notes, which are convertible into shares of GGD Stock and GMO stock and which mature on June 1, 2005. To the extent cash is used to pay or redeem these debt instruments, including the interest payable thereon, Genzyme's cash resources will be diminished. Genzyme may also require additional capital to finance its activities. There can be no assurance that such financing will be available on terms acceptable to Genzyme, if at all.

GENZYME GENERAL

As of March 31, 1999, Genzyme General had cash, cash equivalents, and short- and long-term investments of $610.3 million, an increase of $54.2 million from December 31, 1998. Operating and financing activities provided $45.1 million and $16.1 million of cash, respectively, investing activities used $96.9 million and fluctuations in exchange rates caused a reduction in cash of $2.6 million. In the three months ended March 31, 1999, financing activities provided $19.9 million of cash proceeds from the exercise of stock options and used $0.4 million of cash for the repayment of debt and capital lease obligations. At March 31, 1999, $82.0 million of funds allocated to Genzyme General under the Revolving Credit Facility remained outstanding. In the three months ended March 31, 1999, investing activities provided $11.1 million of cash from the sale of Genzyme's investment in TECHNE common stock. Investing activities used a net of $91.3 million of cash for the investment portfolio; $10.3 million of cash to fund capital expenditures; $9.6 million of cash to fund Genzyme General's investments in joint ventures; and $3.2 million to fund other noncurrent assets.

In 1998, the Genzyme Board made $50.0 million of Genzyme General's cash available to GTR under the GTR Equity Line. Under the terms of the GTR Equity Line, GTR may draw down funds as needed each fiscal quarter in exchange for GTR Designated Shares. In February 1999, GTR made a $5.0 million draw under the GTR Equity Line in exchange for 1,633,399 GTR Designated Shares.

In March 1999, Genzyme announced that it plans to reallocate Genzyme's interest in Diacrin/Genzyme LLC from GTR to Genzyme General, subject to the approval of holders of GTR Stock, in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. Upon approval of the Transfer, GTR will receive $25.0 million in cash from Genzyme General, and the funds available under the GTR Equity Line will be reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash to be paid to GTR for the Transfer, $5.0 million is non-refundable and $20.0 million represents a pre-payment related to the achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash or GTR Designated Shares, at GTR's option.

In 1998, the Genzyme Board made $30.0 million of Genzyme General's cash available to GMO under an equity line of credit (the "GMO Equity Line"). Under the terms of the GMO Equity Line, GMO may draw down funds as needed each fiscal quarter in exchange for GMO Designated Shares. GMO has not yet drawn any funds under the GMO Equity Line in 1999.

In March 1999, Genzyme announced that it intends to create a separate division, with its own series of common stock, for the existing surgical products business that is part of Genzyme General, subject to approval of the Genzyme Board. To the extent Genzyme General contributes cash to this division, its cash resources will be diminished.

Genzyme General believes that its available cash, investments and cash flow from product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as: (i) paying strategic collaborators and funding joint venture obligations, including a $10.0 million milestone payment to GelTex in October 1999 and a $10.0 million equity investment in BioMarin upon completion of their planned initial public equity offering; (ii) product development and marketing; (iii) expanding facilities; and (iv) marketing Thyrogen[R] hormone and the Sepra Products. Genzyme General's cash resources will be further reduced to pay principal and interest on the following debt: (i) $82.0 million under the Revolving Credit Facility; (ii) $21.2 million in principal amount under the GGD Debentures, which are convertible into shares of GGD Stock and mature on August 29, 2003; and (iii) $250.0 million in principal amount under the GGD Notes, which are convertible into shares of GGD Stock and mature on June 1, 2005. To the extent cash is used to pay or redeem these debt instruments, including the interest payable thereon, Genzyme General's cash will also be diminished. Further, to the extent the liabilities or contingencies of GTR and GMO affect Genzyme's resources or financial condition, such liabilities or contingencies could affect the financial condition or results of operations of Genzyme General. Genzyme General may require additional capital to finance any activities. There can be no assurance that such financing will be available on terms acceptable to Genzyme General, if at all.

GENZYME TISSUE REPAIR

As of March 31, 1999, GTR had cash and cash equivalents of $6.4 million, a decline of $1.4 million from December 31, 1998. In the three months ended March 31, 1999, GTR used $4.0 million of cash for operations. Investing activities used $2.4 million of cash, which included $2.1 million used to fund GTR's investment in Diacrin/Genzyme LLC and $0.3 million used for purchases of property, plant and equipment. Financing activities provided $5.0 million of cash, which consisted of $5.0 million allocated to GTR under the GTR Equity Line and $0.1 million of cash proceeds from employee stock plans.

As of March 31, 1999, $18.0 million of funds allocated to GTR in December 1996 under the Revolving Credit Facility remained outstanding. This $18.0 million is due to be repaid in November 1999.

In March 1999, Genzyme announced that it plans to reallocate Genzyme's interest in Diacrin/Genzyme LLC from GTR to Genzyme General, in the second quarter of 1999, subject to the approval of holders of GTR Stock, in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. Upon approval of the Transfer, GTR will receive $25.0 million in cash from Genzyme General and the funds available under the GTR Equity Line will be reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash to be paid to GTR for the Transfer, $5.0 million is non-refundable and $20.0 million represents a pre-payment related to the achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash or GTR Designated Shares, at GTR's option.

GTR believes its available cash and investments, and amounts available under the GTR Equity Line will be sufficient to finance planned operations and capital requirements through the end of 1999. GTR must raise significant additional capital in order to continue operations at current levels beyond 1999. GTR's plans to raise additional capital include the consideration of the sale of additional equity securities, strategic alliances with third parties to fund further developments and marketing of Carticel[R] AuCC and other business transactions that would generate capital resources to assure continuation of GTR's operations and research programs. If these initiatives are not successful, GTR may be required to delay, scale back or eliminate certain of its programs, or to license third parties to commercialize technologies or products that GTR would otherwise undertake itself.


GENZYME MOLECULAR ONCOLOGY

As of March 31, 1999, GMO had cash, cash equivalents, and short-term investments of $12.5 million, an increase of $1.7 million from December 31, 1998. Operating activities provided $0.7 million of cash. Financing activities provided $1.0 million of cash due to the maturity of investments.

GMO believes that the existing cash balances, revenues generated from SAGE[TM] agreements, committed research funding from collaborators and cash available under the GMO Equity line, will enable GMO to maintain its current and planned operations through 2000. To the extent CMDF exercises its option to require Genzyme to purchase a portion of CMDF's membership interest in StressGen/Genzyme LLC, GMO's cash resources will be diminished. Substantial additional funds will be required to complete development and commercialization of GMO's products and services (other than services related to the SAGE[TM] technology). In addition, GMO's cash requirements may vary materially from those now planned as a result of numerous factors, including the progress of GMO's research and development programs, achievement of milestones under strategic alliance arrangements, the ability of GMO to establish and maintain additional strategic alliances and licensing arrangements, the progress of development efforts of GMO's strategic partners, competing technological and market developments, the costs involved in enforcing patent claims and other intellectual property rights, the development of competitor products and services and the cost and timing of regulatory approvals. Insufficient funds may require GMO to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that GMO would otherwise undertake itself.

EURO-THE NEW EUROPEAN CURRENCY

Since December 31, 1998, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts, or any other material contracts as a result of the Euro conversion nor have there been any material changes in Genzyme's competitive position as a result of the conversion. The Company's disclosures related to the Euro conversion are described in the 1998 Genzyme 10-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries Financial Condition and Results of Operations -- "Euro -- the New European Currency," set forth in Exhibit 13.1 to the 1998 Genzyme 10-K and which is incorporated herein by reference.

YEAR 2000

There have been no material changes in the Company's Year 2000 compliance program or its potential Y2K exposures since December 31, 1998. The Company's disclosures related to Year 2000 issues are described in the 1998 Genzyme 10-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries Financial Condition and Results of Operations -- Year 2000," set forth in Exhibit 13.1 to the 1998 Genzyme 10-K and which is incorporated herein by reference.

MARKET RISK

There have been no material changes in the Company's market risk since December 31, 1998. The Company's disclosure related to market risks are described in the 1998 Genzyme 10-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operation -- "Market Risk," set forth in Exhibit 13.1 to the 1998 Genzyme 10-K and which is incorporated herein by reference.

SUBSEQUENT EVENT

In April 1999, Genzyme General received approximately $8.3 million ($8.0 million in principal and $0.3 million in interest) in connection with certain notes receivable that were previously fully reserved due to uncertainty surrounding collection. Genzyme received these notes in partial consideration for the sale of Genetic Design, Inc. in 1996. The $8.3 million will be recorded as a gain in the second quarter of 1999.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 1999



ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

There have been no material changes in the Company's market risk since December 31, 1998. The Company's market risk disclosures are described in the 1998 Genzyme 10-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Market Risk," which is set forth in Exhibit 13.1 to the 1998 Genzyme 10-K and is incorporated herein by reference.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27 Financial Data Schedule for Genzyme Corporation for the three months ended March 31, 1999 (for EDGAR filing purposes only). Filed herewith.


         (b)  Reports on Form 8-K

              On March 17, 1999, Genzyme Corporation filed a Current Report on Form 8-K to announce that the Genzyme Board had authorized the renewal of Genzyme's shareholder rights plan. This plan became effective on March 28, 1999, which was the date on which the previous rights plan expired.

                      GENZYME CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, MARCH 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENZYME CORPORATION


DATE: May 17, 1999                       By:   /s/ Michael S. Wyzga
                                               ------------------------
                                               Michael S. Wyzga
                                               Senior Vice President,
                                               Corporate Controller
                                               and Chief Accounting Officer

                      GENZYME CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, MARCH 31, 1999

                                  EXHIBIT INDEX


27 Financial Data Schedule for Genzyme Corporation for the three months ended March 31, 1999 (for EDGAR filing purposes only). Filed herewith.