Form 10-K/A
period 1998-12-31
GENZYME CORP
filed 1999-06-30
CIK 732485

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]  No [   ]

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

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Reports to Stockholders for its General Division, Tissue Repair Division and Molecular Oncology Division for the fiscal year ended December 31, 1998 were incorporated by reference into Parts I and II of this Form 10-K, as amended under Amendment No. 1, and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 26, 1999 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1998 (as amended, hereinafter referred to as this "Annual Report on Form 10-K"). Item 14 is hereby amended as follows:

     - Exhibit 23.2, Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the Annual Report of Genzyme Corporation Retirement Savings Plan (the "Plan") is filed herewith.

     - Exhibit 99.2 to include information, financial statements and exhibits required by Form 11-K related to the Plan is filed herewith.

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

     All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme General Combined Financial Statements or notes thereto, (ii) the GTR Combined Financial Statements or notes thereto or (iii) the Genzyme Corporation and Subsidiaries Consolidated Financials or notes thereto.

3.  EXHIBITS

     The exhibits are listed below under Part IV, Item 14(c) of this report.

     (B)  REPORTS ON FORM 8-K

     On October 27, 1998, Genzyme Corporation filed a Current Report on Form 8-K to announce the dividend of shares of GMO Stock to holders of GGD Stock, the release from escrow of shares of GMO Stock held by the former stockholders of PharmaGenics, Inc. and the listing of the GMO Stock on the Nasdaq National Market.

     On March 17, 1999, Genzyme Corporation filed a Current Report on Form 8-K to announce that the Genzyme Board had authorized the renewal of Genzyme's shareholder rights plan, which became effective on March 28, 1999, which was the date on which the previous rights plan expired.

     (C)  EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  *3.1    --   Restated Articles of Organization of Genzyme, as amended.
               Filed as Exhibit 1 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997
  *3.2    --   By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form
               8-K dated December 31, 1991
  *4.1    --   Series Designation for Genzyme Molecular Oncology Division
               Common Stock, $.01 par value. Filed as Exhibit 2 to
               Genzyme's Registration Statement on Form 8-A dated June 18,
               1997
  *4.2    --   Series Designation for Genzyme Series A, Series B and Series
               C Junior Participating Preferred Stock, $.01 par value.
               Filed as Exhibit 3 to Genzyme's Registration Statement on
               Form 8-A dated June 18, 1997
  *4.3    --   Renewed Rights Agreement dated as of March 16, 1999 between
               Genzyme and American Stock Transfer & Trust Company. Filed
               as Exhibit 4 to Genzyme's Current Report on Form 8-K dated
               March 17, 1999
  *4.4    --   Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
               1990 (File No. 0-18439)
  *4.5    --   Genzyme Common Stock Purchase Warrant No. A-1 dated July 31,
               1997 issued to Canadian Medical Discoveries Fund, Inc.
               ("CMDF"). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for
               the quarter ended September 30, 1997
  *4.6    --   Genzyme Common Stock Purchase Warrant No. A-2 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997
  *4.7    --   Genzyme Common Stock Purchase Warrant No. A-3 dated July 31,
               1997 issued to CMDF. Filed as Exhibit 10.3 to Genzyme's Form
               10-Q for the quarter ended September 30, 1997
  *4.8    --   Registration Rights Agreement dated as of July 31, 1997 by and between Genzyme and CMDF. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended September 30, 1997
  *4.9    --   Form of Genzyme General Division Convertible Debenture.
               Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997
  *4.10   --   Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997
  *4.11   --   Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc.
               ("PharmaGenics") (File No. 0-20138)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  *4.12   --   Form of Genzyme Corporation Convertible Note dated February
               28, 1997 issued to Credit Suisse First Boston (Hong Kong)
               Ltd. ("CSFB"). Filed as Exhibit 4.14 to Genzyme's Form
               10-K/A for 1997
  *4.13   --   Indenture, dated as of May 22, 1998, between Genzyme and
               State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
               Registration Statement on Form S-3 (File No. 333-59513)
  *4.14   --   Registration Rights Agreement, dated as of May 19, 1998,
               among Genzyme, Credit Suisse First Boston Corporation,
               Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit
               4.4 to Genzyme's Registration Statement on Form S-3 (File
               No. 333-59513)
  *4.15   --   Purchase Agreement, dated as of May 19, 1998, among Genzyme,
               Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
               and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
               Registration Statement on Form S-3 (File No. 333-59513)
 *10.1    --   Leases by Whatman Reeve Angel Limited to Whatman
               Biochemicals Limited dated May 1, 1981. Filed as Exhibit
               10.12 to Genzyme's Registration Statement on Form S-1 (File
               No. 33-4904)
 *10.2    --   Lease dated as of September 15, 1989 for 95-111 Binney
               Street, Cambridge, Massachusetts between Genzyme and the
               Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
               to Genzyme's Form 10-K for 1992. First amendment of lease
               dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
               Form 10-K for 1993
 *10.3    --   Lease dated December 20, 1988 for Building 1400, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and the
               Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
               1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
               1988. Addendum dated September 20, 1991 to Lease for
               Building 1400, One Kendall Square, Cambridge, Massachusetts.
               Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
               April 6, 1993 to Lease for Building 1400, One Kendall
               Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
               Genzyme's Form 10-K for 1993
 *10.4    --   Lease dated December 20, 1988 for Building 700, One Kendall
               Square, Cambridge, Massachusetts between Genzyme and
               Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
               Exhibit 10.19 to Genzyme's Form 10-K for 1988
 *10.5    --   Lease dated September 30, 1985 for 51 New York Avenue,
               Framingham, Massachusetts. Filed as Exhibit 10.8 to
               Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
               11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
               Exhibit 10.5 to Genzyme's Form 10-K for 1993
 *10.6    --   Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
               Massachusetts between BioSurface Technology, Inc.
               ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed
               as Exhibit 10.22 to BioSurface's Registration Statement on
               Form S-1 (File No. 33-55874)
 *10.7    --   Sublease Lease dated May 22, 1992 for three buildings at
               74-84 New York Avenue, Framingham, Massachusetts between
               Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
               Genzyme's Form 10-K for 1993
 *10.8    --   Lease dated May 22, 1992 for three buildings at 74-84 New
               York Avenue, Framingham, Massachusetts between Genzyme and
               Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
               tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
               10-K for 1993
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992
 *10.11   --   Lease dated November 12, 1998 for Metrowest Place, 15
               Pleasant Street Connector, Framingham, Massachusetts,
               between Consolidated Group Service Company Limited
               Partnership and Genzyme.
 *10.12   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)
 *10.13   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)
 *10.14   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343)
 *10.15   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993
 *10.16   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343)
 *10.17   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme Corporation, GDC II, GDP, each Class A
               Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)
 *10.18   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554)
 *10.19   --   Tax Indemnification Agreement between Genzyme and GDP. Filed as Exhibit 10.2 to GDP's Form 10-Q for the quarter ended
               March 31, 1997 (File No. 0-18554)
 *10.20   --   Marketing and Distribution Agreement between Genzyme and
               Genzyme Ventures II. Filed as Exhibit 10.3 to GDP's Form
               10-Q for the quarter ended March 31, 1997 (File No. 0-18554)
 *10.21   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
 *10.22   --   1998 Director Stock Option Plan.
 *10.23   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33249)
 *10.24   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33291)
 *10.25   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251)
 *10.26   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.27   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed herewith
 *10.28   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed herewith
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996
 *10.30   --   Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D.
 *10.31   --   Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter.
 *10.32   --   Consulting Agreement dated July 1, 1998 between Genzyme and
               Henry E. Blair.
 *10.33   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872)
 *10.34   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872)
 *10.35   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872)
 *10.36   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872)
 *10.37   --   Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC.

 *10.38   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794)**
 *10.39   --   Purchase Agreement dated as of January 1, 1998 by and
               between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
               Form 10-K for 1997 (File No. 0-21794)**
 *10.40   --   Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794) and
               incorporated herein by reference**
 *10.41   --   Common Stock Purchase Agreement between Argus
               Pharmaceuticals, Inc. and Genzyme Corporation dated as of
               September 10, 1993. Filed as Exhibit A to Schedule 13D filed by Genzyme on September 20, 1993**
 *10.42   --   Agreement and Plan of Reorganization dated as of July 25,
               1994, as amended, among Genzyme, Phoenix Acquisition
               Corporation and BioSurface. Filed as Annex X to Genzyme's
               Registration Statement on Form S-4 (File No. 33-83346)
 *10.43   --   License and Development Agreement between Celtrix
               Pharmaceuticals, Inc. ("Celtrix") and Genzyme dated as of
               June 24, 1994. Filed as Exhibit 10.42 to Celtrix's Form 10-K
               for 1994**

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 *10.44   --   Common Stock Purchase Agreement dated as of June 24, 1994
               between Celtrix and Genzyme. Filed as Exhibit A to Schedule
               13D filed by Genzyme on July 5, 1994
 *10.45   --   Credit Agreement dated November 14, 1996 among Genzyme and those of its subsidiaries party thereto, Fleet National
               Bank, as Administrative Agent, and The First National Bank
               of Boston, as Documentation Agent. Filed as Exhibit 10.39 to
               Genzyme's Form 10-K for 1996
 *10.46   --   First Amendment to Credit Agreement and Consent to
               Subordination Terms dated as of March 3, 1997 by and among
               Genzyme and those of its subsidiaries party thereto, Fleet
               National Bank, as Administrative Agent, The First National
               Bank of Boston, as Documentation Agent, and the lenders
               identified in the signature pages thereto. Filed as Exhibit
               10.49 to Genzyme's Form 10-K/A for 1997
 *10.47   --   Second Amendment to Credit Agreement dated as of April 15,
               1998 by and among Genzyme and those of its subsidiaries
               party thereto, Fleet National Bank, as Administrative Agent,
               The First National Bank of Boston, as Documentation Agent,
               and the lenders identified in the signature pages thereto.
               Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 1998
 *10.48   --   Note Purchase Agreement by and between Genzyme and CSFB
               dated of February 27, 1997. Filed as Exhibit 10.50 to
               Genzyme's Form 10-K/A for 1997
 *10.49   --   Collaboration Agreement dated as of June 17, 1997 by and
               among Genzyme, GelTex Pharmaceuticals, Inc. ("GelTex") and
               RenaGel LLC. Filed as Exhibit 10.18 to GelTex's Form 10-Q
               for the quarter ended June 30, 1997 (File No. 0-26872)**
 *10.50   --   Purchase Agreement dated as of June 17, 1997 by and between
               Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's Form
               10-Q for the quarter ended June 30, 1997 (File No.
               0-26872)**
 *10.51   --   Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex and RenaGel, Inc. Filed as
               Exhibit 10.20 to GelTex's Form 10-Q for the quarter ended
               June 30, 1997 (File No. 0-26872)
 *10.52   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997
 *13.1    --   Portions of the 1998 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K/A.
 *13.2    --   Portions of the 1998 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K/A.
 *13.3    --   Portions of the 1998 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K/A.
 *21      --   Subsidiaries of the Registrant.
 *23.1    --   Consent of PricewaterhouseCoopers LLP.
  23.2    --   Consent of PricewaterhouseCoopers LLP relating to the Annual
               Report of Genzyme Corporation Retirement Savings Plan on
               Form 10-K/A. Filed herewith.
 *27      --   Financial Data Schedule for Genzyme Corporation.
 *99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions.
  99.2    --   Genzyme Retirement Savings Plan financial statements and
               supplemental schedules to accompany 1998 Form 5500 Annual Report of Employee Benefit Plan under the Employee Retirement Income
               Security Act of 1974 (the "ERISA of 1974") as of December 31,
               1998 and 1997 and for the year ended December 31, 1998. Filed herewith.

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





Dated:  June 30, 1999          GENZYME CORPORATION



                               By:  /s/ Michael S. Wyzga
                                   ----------------------------------
                                    Michael S. Wyzga
                                    Senior Vice President, Finance
                                    and Chief Financial Officer

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

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.9    --   Lease dated June 1, 1992 for land at Allston Landing,
               Allston, Massachusetts between Allston Landing Limited
               Partnership and the Massachusetts Turnpike Authority. Filed
               as Exhibit 10.9 to Genzyme's Form 10-K for 1993.............
 *10.10   --   Underlease for Block 13 building at Kings Hill Business Park
               West Malling Kent among Rouse and Associates Block 13
               Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
               10.11 to Genzyme's Registration Statement on Form 8-B dated
               December 31, 1991, filed on March 2, 1992...................
  10.11   --   Lease dated November 12, 1998 for Metrowest Place, 15
               Pleasant Street Connector, Framingham, Massachusetts,
               between Consolidated Group Service Company Limited
               Partnership and Genzyme. Filed herewith.....................
 *10.12   --   Agreement of Limited Partnership dated as of September 13,
               1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.13   --   Cross License Agreement dated as of September 13, 1989
               between Genzyme and Genzyme Development Partners, L.P.
               ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.14   --   Development Agreement dated as of September 13, 1989 between
               Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
               Registration Statement on Form S-4 (File No. 33-32343)......
 *10.15   --   Amendment No. 1 dated January 4, 1994 to Development
               Agreement dated as of September 13, 1989 between Genzyme and
               GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for
               1993........................................................
 *10.16   --   Partnership Purchase Option Agreement dated as of September
               13, 1989 between Genzyme, GDC II, GDP, each Class A Limited
               Partner and the Class B Limited Partner. Filed as Exhibit
               10(dd) to Genzyme's Registration Statement on Form S-4 (File
               No. 33-32343)...............................................
 *10.17   --   Partnership Purchase Agreement, undated and unexecuted,
               between Genzyme Corporation, GDC II, GDP, each Class A
               Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration
               Statement on Form S-4 (File No. 33-32343)...................
 *10.18   --   Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's Form 10-Q for the
               quarter ended March 31, 1997 (File No. 0-18554).............
 *10.19   --   Tax Indemnification Agreement between Genzyme and GDP. Filed as Exhibit 10.2 to GDP's Form 10-Q for the quarter ended
               March 31, 1997 (File No. 0-18554)...........................
 *10.20   --   Marketing and Distribution Agreement between Genzyme and
               Genzyme Ventures II. Filed as Exhibit 10.3 to GDP's Form
               10-Q for the quarter ended March 31, 1997 (File No.
               0-18554)....................................................
 *10.21   --   Technology License and Supply Agreement dated as of
               September 8, 1989 between Imedex and Genzyme. Filed as
               Exhibit 10.30 to Genzyme's Form 10-K for 1990.**............
 *10.22   --   1998 Director Stock Option Plan. ...........................
 *10.23   --   1990 Equity Incentive Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33249)..................................................

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.24   --   1990 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to
               Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33291)..................................................
 *10.25   --   1996 Directors' Deferred Compensation Plan. Filed as Exhibit
               99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
               333-33251)..................................................
 *10.26   --   Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.............................
 *10.27   --   Form of Severance Agreement between Genzyme and certain
               senior executives, together with schedule identifying the
               provisions applicable to each executive. Filed as Exhibit
               10.33 to Genzyme's Form 10-K for 1990. Current schedule
               identifying the executives filed herewith...................
 *10.28   --   Form of Indemnification Agreement between Genzyme and
               certain senior executives, together with schedule
               identifying the provisions applicable to each executive.
               Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
               Current schedule identifying the executives filed
               herewith....................................................
 *10.29   --   Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
               Genzyme's Form 10-Q for the quarter ended March 31, 1996....
 *10.30   --   Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. ...............................
 *10.31   --   Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. ...................................
 *10.32   --   Consulting Agreement dated July 1, 1998 between Genzyme and
               Henry E. Blair. ............................................
 *10.33   --   Technology Transfer Agreement between Genzyme and Genzyme
               Transgenics Corporation ("GTC") dated as of May 1, 1993.
               Filed as Exhibit 2.1 to the Registration Statement on Form
               S-1 of GTC (File No. 33-62872)..............................
 *10.34   --   Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
               Registration Statement on Form S-1 of GTC (File No.
               33-62872)...................................................
 *10.35   --   Services Agreement between Genzyme and GTC dated as of May
               1, 1993. Filed as Exhibit 10.2 to the Registration Statement
               on Form S-1 of GTC (File No. 33-62872)......................
 *10.36   --   Series A Convertible Preferred Stock Purchase Agreement
               between Genzyme and GTC dated as of May 1, 1993. Filed as
               Exhibit 10.5 to the Registration Statement on Form S-1 of
               GTC (File No. 33-62872).....................................
 *10.37   --   Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC......
 *10.38   --   Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
               Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File No.
               0-21794)**..................................................
 *10.39   --   Purchase Agreement dated as of January 1, 1998 by and
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

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
  NO.                                  DESCRIPTION                              PAGES
-------                                -----------                           ------------
 *10.52   --   Purchase Agreement dated as of August 29, 1997 by and among
               Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997....................
 *13.1    --   Portions of the 1998 Genzyme General Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K/A......................................................
 *13.2    --   Portions of the 1998 Genzyme Tissue Repair Annual Report
               incorporated by reference into Parts I and II of this Form
               10-K/A......................................................
 *13.3    --   Portions of the 1998 Genzyme Molecular Oncology Annual
               Report incorporated by reference into Parts I and II of this
               Form 10-K/A.................................................
 *21      --   Subsidiaries of the Registrant. ............................
 *23.1    --   Consent of PricewaterhouseCoopers LLP.......................
  23.2    --   Consent of PricewaterhouseCoopers LLP relating to the
               Annual Report of Genzyme Corporation Retirement Savings Plan
               on Form 10-K/A. Filed herewith .............................
 *27      --   Financial Data Schedule for Genzyme Corporation. ...........
 *99.1    --   Management and Accounting Policies Governing the
               Relationship of Genzyme Divisions. .........................
  99.2    --   Genzyme Retirement Savings Plan financial statements and
               supplemental schedules to accompany 1998 Form 5500 Annual
               Report of Employee Benefit Plan under the Employee Retirement
               Income Security Act of 1974 (the "ERISA of 1974") as of
               December 31, 1998 and 1997 and for the year ended December
               31, 1998. Filed herewith ...................................


---------------

 * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A or 8-B of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.38-10.41, 10.43, 10.49 and 10.50.