Form 10-Q
period 1999-06-30
GENZYME CORP
filed 1999-08-16
CIK 732485

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended         June 30, 1999
                                             -------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to
                                ---------------------    -----------------------

   Commission file number           0-14680
                          ------------------------------------------------------

                               GENZYME CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                      06-1047163
-------------------------------                           -------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)


ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS                 02139
--------------------------------------------               ----------
(Address of principal executive offices)                   (zip code)


                                 (617) 252-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [ X ]  No [   ]

The number of shares outstanding of each of the issuer's series of common stock as of July 31, 1999:


Genzyme General Division Common Stock                            83,362,170

Genzyme Surgical Products Division Common Stock                  14,835,161

Genzyme Tissue Repair Division Common Stock                      23,541,737

Genzyme Molecular Oncology Division Common Stock                 12,677,390

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This report on Form 10-Q for Genzyme Corporation ("Genzyme" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including:

         - the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection of its products and services;
         - the content and timing of decisions made by the FDA and other agencies regarding the Company's products and services;
         - the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services;
         -    market acceptance of the Company's products and services;
         - the Company's ability to obtain reimbursement for its products and services from third-party payers, where appropriate;
         -    the accuracy of the Company's information concerning the products and resources of competitors and potential competitors; and
         -    the ability of the Company, its subsidiaries, and its significant suppliers, customers and partners to be Year 2000 compliant in a timely manner.

For a further description of these risks and uncertainties, see "Factors Affecting Future Operating Results" under the headings:

         - "Management's Discussion and Analysis of Genzyme General Division's Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the Genzyme General Annual Report for the fiscal year ended December 31, 1998, set forth in Exhibit 13.1 to Genzyme's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 1998 (the "1998 Genzyme 10-K/A");
         - "Management's Discussion and Analysis of Genzyme Tissue Repair Division's Financial Condition and Results of Operations" in the Genzyme Tissue Repair Annual Report for the fiscal year ended December 31, 1998, set forth in Exhibit 13.2 to the 1998 Genzyme 10-K/A; and
         - "Management's Discussion and Analysis of Genzyme Molecular Oncology Division's Financial Condition and Results of Operations" in the Genzyme Molecular Oncology Annual Report for the fiscal year ended December 31, 1998, set forth in Exhibit 13.3 to the 1998 Genzyme 10-K/A.

See also "Risks Related to Genzyme Surgical Products" under the heading "Risk Factors Relating to Genzyme Surgical Products Division Common Stock" set forth in Exhibit 99.3 to Genzyme's Current Report on Form 8-K filed with the SEC on June 11, 1999.

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS:

In this report on Form 10-Q, Genzyme's four operating divisions are referred to as follows:

         -    Genzyme General Division = "Genzyme General" or "GENZ"
         -    Genzyme Tissue Repair Division = "Genzyme Tissue Repair" or "GZTR"
         - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology" or "GZMO"
         - Genzyme Surgical Products Division = "Genzyme Surgical Products" or "GZSP"

The series of Genzyme common stock that reflect the value and track the performance of these divisions are referred to by their ticker symbols:

         -    Genzyme General Division Common Stock = "GENZ Stock"
         -    Genzyme Tissue Repair Division Common Stock = "GZTR Stock"
         -    Genzyme Molecular Oncology Division Common Stock = "GZMO Stock"
         -    Genzyme Surgical Products Division Common Stock = "GZSP Stock"

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                        PAGE NO.
ITEM 1.  Financial Statements

   GENZYME GENERAL
     Unaudited, Combined Statements of Operations for the Three and
       Six Months Ended June 30, 1999 and 1998.........................     4
     Unaudited, Combined Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................     5
     Unaudited, Combined Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998.........................     6
     Notes to Unaudited, Combined Financial Statements.................     7

   GENZYME SURGICAL PRODUCTS
     Unaudited, Combined Statements of Operations for the Three and
       Six Months Ended June 30, 1999 and 1998.........................    10
     Unaudited, Combined Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................    11
     Unaudited, Combined Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998.........................    12
     Notes to Unaudited, Combined Financial Statements.................    13

   GENZYME TISSUE REPAIR
     Unaudited, Combined Statements of Operations for the Three and
       Six Months Ended June 30, 1999 and 1998.........................    14
     Unaudited, Combined Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................    15
     Unaudited, Combined Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998.........................    16
     Notes to Unaudited, Combined Financial Statements.................    17

   GENZYME MOLECULAR ONCOLOGY
     Unaudited, Combined Statements of Operations for the Three and
       Six Months Ended June 30, 1999 and 1998.........................    18
     Unaudited, Combined Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................    19
     Unaudited, Combined Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998.........................    20
     Notes to Unaudited, Combined Financial Statements.................    21

   GENZYME CORPORATION AND SUBSIDIARIES
     Unaudited, Consolidated Statements of Operations for the Three and
       Six Months Ended June 30, 1999 and 1998.........................    22
     Unaudited, Consolidated Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................    24
     Unaudited, Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998.........................    25
     Notes to Unaudited, Consolidated Financial Statements.............    26

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    31

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk....    43

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.....................    43

ITEM 4.  Submission of Matters to a Vote of Security Holders...........    43

ITEM 6.  Exhibits and Reports on Form 8-K .............................    45

Signatures.............................................................    47

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS
                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                    JUNE 30,                       JUNE 30,
                                                                           -------------------------       -------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   1999            1998            1999            1998
-----------------------------------------------------------                ---------       ---------       ---------       ---------

Total revenues.......................................................       $154,205       $141,779        $304,971        $271,675

Operating costs and expenses:
    Cost of products and services sold ..............................         36,169         41,853          72,891          81,607
    Selling, general and administrative .............................         42,333         31,296          78,058          62,459
    Research and development ........................................         24,947         17,316          46,012          32,509
    Amortization of intangibles .....................................          2,017          1,869           4,103           3,637
                                                                            --------       --------        --------        --------
          Total operating costs and expenses ........................        105,466         92,334         201,064         180,212
                                                                            --------       --------        --------        --------

Operating income ....................................................         48,739         49,445         103,907          91,463

Other income (expenses):
    Equity in net loss of unconsolidated affiliates .................         (6,969)        (4,059)        (14,725)         (6,913)
    Gain on affiliate sale of stock .................................             --          2,369             606           2,369
    Minority interest ...............................................            864            860           1,730           1,724
    Gain on sale of investment in equity securities .................             --             --           1,963              --
    Charge for impaired investment ..................................         (5,487)            --          (5,487)             --
    Gain on sale of product line....................................           7,500             --           7,500              --
    Investment income ...............................................          8,820          4,818          16,743           7,686
    Interest expense ................................................         (5,137)        (3,333)        (10,186)         (5,304)
                                                                           ---------       --------       ---------       ---------
          Total other income (expenses) .............................           (409)           655          (1,856)           (438)
                                                                           ---------       --------       ---------       ---------

Income before income taxes ..........................................         48,330         50,100         102,051          91,025
Provision for income taxes ..........................................        (20,417)       (18,811)        (40,633)        (34,601)
                                                                           ---------       --------       ---------       ---------
Net income ..........................................................         27,913         31,289          61,418          56,424
Tax benefit allocated from Genzyme Surgical Products ................          6,525          3,557          10,350           6,837
Tax benefit allocated from Genzyme Tissue Repair ....................          3,412          3,390           7,374           7,796
Tax benefit allocated from Genzyme Molecular Oncology ...............          2,376          2,850           4,310           4,085
                                                                           ---------       --------       ---------       ---------
Net income attributable to GENZ Stock ...............................      $  40,226       $ 41,086       $  83,452       $  75,142
                                                                           =========       ========       =========       =========

Per GENZ common share:
  Net income per GENZ common share - basic ..........................      $    0.49       $   0.52       $    1.01       $    0.96
                                                                           =========       ========       =========       =========

Weighted average shares outstanding .................................         82,644         78,524          82,301          78,223
                                                                           =========       ========       =========       =========

  Net income per GENZ common share - diluted ........................      $    0.46       $   0.50       $    0.95       $    0.93
                                                                           =========       ========       =========       =========

Adjusted weighted average shares outstanding ........................         92,683         83,454          92,629          81,908
                                                                           =========       ========       =========       =========

Net income ..........................................................      $  27,913       $ 31,289       $  61,418       $  56,424
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .......................         (4,986)           542         (13,812)           (156)
     Unrealized gains (losses) on securities:
       Unrealized gains (losses) arising during the period ..........          1,420         (4,970)           (889)         (3,643)
       Reclassification adjustment for gains included
          in net income .............................................          3,169             --           1,945              --
                                                                           ---------       --------       ---------       ---------
    Unrealized gains (losses) on securities, net ....................          4,589         (4,970)          1,056          (3,643)
                                                                           ---------       --------       ---------       ---------
   Other comprehensive loss .........................................           (397)        (4,428)        (12,756)         (3,799)
                                                                           ---------       --------       ---------       ---------
   Comprehensive income..............................................      $  27,516       $ 26,861       $  48,662       $  52,625
                                                                           =========       ========       =========       =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED BALANCE SHEETS

                                                                             JUNE 30,      DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                1999              1998
------------------------------------------------------------------------   ----------      ------------

                                            ASSETS

Current assets:
   Cash and cash equivalents ...........................................   $   87,427        $  100,012
   Short-term investments ..............................................      250,929           174,421
   Accounts receivable, net ............................................      140,285           137,615
   Inventories .........................................................       80,261            85,162
   Prepaid expenses and other current assets ...........................       25,741            27,727
   Due from Genzyme Surgical Products ..................................        1,043                --
   Due from Genzyme Tissue Repair ......................................        6,195               548
   Due from Genzyme Molecular Oncology .................................        4,663             4,773
   Deferred tax assets - current .......................................       39,675            39,725
                                                                           ----------        ----------
     Total current assets ..............................................      636,219           569,983

Property, plant and equipment, net .....................................      359,081           362,743
Long-term investments ..................................................      128,106           281,664
Intangibles, net .......................................................       81,130            85,851
Deferred tax assets - noncurrent .......................................       24,168            28,138
Investment in equity securities ........................................       44,190            51,977
Other noncurrent assets ................................................       27,327            30,035
                                                                           ----------        ----------
     Total assets ......................................................   $1,300,221        $1,410,391
                                                                           ==========        ==========


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ....................................................   $   15,753        $   22,324
   Accrued expenses ....................................................       73,368            65,643
   Income taxes payable ................................................       18,878            16,532
   Deferred revenue ....................................................        1,556             1,231
   Current portion of long-term debt and capital lease obligations .....       83,334            82,568
                                                                           ----------        ----------
     Total current liabilities .........................................      192,889           188,298

Long-term debt and capital lease obligations ...........................        2,089             3,087
Convertible subordinated notes and debentures ..........................      272,090           271,559
Other ..................................................................        1,649             7,480
                                                                           ----------        ----------
     Total liabilities .................................................      468,717           470,424


Division equity ........................................................      831,504           939,967
                                                                           ----------        ----------
    Total liabilities and division equity ..............................   $1,300,221        $1,410,391
                                                                           ==========        ==========



    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS

                                                                                                   SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                                      JUNE 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                                   1999         1998
                                                                                                   ----         ----
OPERATING ACTIVITIES:
    Net income ...........................................................................    $  61,418     $ 56,424
    Reconciliation of net income to net cash provided by (used in) operating activities:
       Depreciation and amortization .....................................................       26,829       19,299
       Non-cash compensation expense .....................................................           --           31
       Accrued interest/amortization on investments ......................................       (1,357)      (2,041)
       Provision for bad debts ...........................................................        8,125        3,017
       Loss on sale of plant and equipment ...............................................          488           --
       Equity in net loss of unconsolidated affiliates ...................................       14,725        6,913
       Minority interest in net loss of subsidiaries .....................................       (1,730)      (1,724)
       Gain on affiliate sale of stock ...................................................         (606)      (2,369)
       Gain on sale of investment in equity securities ...................................       (1,963)          --
       Charge for impaired investment ....................................................        5,487           --
       Gain on sale of product line ......................................................       (7,500)          --
       Other .............................................................................          376          162
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ............................................................      (13,671)     (18,839)
          Inventories ....................................................................        3,795        4,433
          Prepaid expenses and other current assets ......................................        1,585         (938)
          Due from Genzyme Surgical Products .............................................       (1,043)          --
          Due from Genzyme Tissue Repair .................................................       (5,647)         (20)
          Due from Genzyme Molecular Oncology ............................................          110         (182)
          Accounts payable, accrued expenses, income taxes payable and
             deferred revenue ............................................................       27,620       25,835
                                                                                              ---------     --------
          Net cash provided by operating activities ......................................      117,041       90,001

INVESTING ACTIVITIES:
    Purchases of investments .............................................................     (320,388)    (106,047)
    Sales and maturities of investments...................................................      268,007       40,598
    Proceeds from sale of equity investment ..............................................       11,090           --
    Acquisitions of property, plant and equipment ........................................      (28,157)     (33,168)
    Sales of property, plant and equipment ...............................................          (17)         588
    Acquisitions, net of acquired cash and assumed liabilities ...........................           --       (8,324)
    Investment in unconsolidated affiliates ..............................................         (100)          --
    Investments in joint ventures ........................................................      (18,575)      (3,707)
    Repayment of loans by affiliates .....................................................           --        2,019
    Other ................................................................................        8,983         (433)
                                                                                              ---------     --------
          Net cash used in investing activities ..........................................      (79,157)    (108,474)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...............................................       31,251       16,656
    Proceeds from issuance of debt .......................................................           --      243,676
    Payments of debt and capital lease obligations .......................................         (643)     (13,978)
    Net cash allocated to Genzyme Surgical Products ......................................      (53,163)     (16,879)
    Net cash allocated (to) from Genzyme Tissue Repair ...................................      (29,984)          84
    Other ................................................................................        3,934        1,721
                                                                                              ---------     --------
          Net cash provided by (used in) financing activities ............................      (48,605)     231,280

Effect of exchange rate changes on cash ..................................................       (1,864)      (1,855)
                                                                                              ---------     --------
Increase (decrease) in cash and cash equivalents .........................................      (12,585)     210,952
Cash and cash equivalents at beginning of period .........................................      100,012       65,301
                                                                                              ---------     --------
Cash and cash equivalents at end of period................................................    $  87,427     $276,253
                                                                                              =========     ========
Supplemental disclosure of non-cash transactions:
  Transfer of cash and investments to GZSP - Note 1


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       In June 1999, Genzyme created Genzyme Surgical Products from Genzyme's existing surgical products business, which previously operated as a business unit of Genzyme General. On June 28, 1999, Genzyme distributed
       0.17901 share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999 and Genzyme General transferred $150.0 million in cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme. These unaudited, combined financial statements reflect the financial position and results of operations and cash flows of Genzyme General as if GZSP had existed as a separate division and the GZSP Stock had been outstanding for all periods.

       These unaudited, combined financial statements should be read in conjunction with the financial statements and footnotes for Genzyme included in the 1998 Genzyme 10-K/A and the financial statements and footnotes for Genzyme General included in Genzyme's Current Report on Form 8-K filed with the SEC on June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the SEC. Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to Genzyme General is presented in these unaudited, combined financial statements. Financial information relevant to Genzyme, Genzyme General, GZSP, GZTR and GZMO, collectively, are presented in the unaudited, consolidated financial statements of Genzyme (the "Unaudited, Consolidated Financial Statements of Genzyme").

3.     INVENTORIES (IN THOUSANDS)

                                                     June 30, 1999    December 31, 1998
                                                     -------------    -----------------

          Raw materials..............................    $  27,506            $  29,497
          Work-in-process............................       34,170               23,359
          Finished products..........................       18,585               32,306
                                                        ----------            ----------
                       Total.........................    $  80,261            $  85,162
                                                         =========            =========

4.     REALLOCATION OF JOINT VENTURE INTEREST
       Diacrin/Genzyme LLC was established as a joint venture between GZTR and Diacrin, Inc. to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. On May 26, 1999, the holders of GZTR Stock approved the reallocation of Genzyme's interest in Diacrin/Genzyme LLC from GZTR to Genzyme General in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. In connection with this transfer, Genzyme General paid GZTR $25.0 million in cash and the funds available under GZTR's equity line of credit from Genzyme General (the "GZTR Equity Line") were reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash paid to GZTR, $5.0 million is non-refundable and $20.0 million is subject to the successful achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GZTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash, GZTR Designated Shares, or a combination of both, at GZTR's option. GZTR Designated Shares are shares of GZTR Stock that are not issued and outstanding, but which Genzyme's board of directors may from time to time issue, sell or otherwise distribute without allocating the proceeds to GZTR.


5.     CHARGE FOR IMPAIRED INVESTMENT
       In June 1999, Genzyme General recorded a charge for an impaired investment of $5.5 million related to a strategic investment in a company whose common stock price decline was considered "other than temporary."

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

7.     GAIN ON SALE OF PRODUCT LINE
       In April 1999, Genzyme General received approximately $8.3 million ($8.0 million in principal and $0.3 million in interest) and recorded a gain of approximately $7.5 million in connection with a note receivable that was previously fully reserved due to uncertainty surrounding collection. Genzyme received this note in partial consideration for the sale of Genetic Design, Inc. in 1996.

8.     NET INCOME PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                 -----------------------         -----------------------
                                                                   1999            1998            1999            1998
                                                                 -------         -------         -------         -------

Net income - basic ........................................      $40,226         $41,086         $83,452         $75,142
  Effect of dilutive securities (net of tax):
  Genzyme's 5 1/4% convertible subordinated notes due
    June 2005 (the "GENZ Notes"):
    Interest expense ......................................        1,903             885           3,949             904
    Amortization of purchaser's discount and
        offering costs (1) ................................          136              61             282              62
  Genzyme's 5% convertible subordinated debentures due
    August 2003 (the "GENZ Debentures"):
    Interest expense ......................................          154              --             319              --
    Amortization of debt offering costs (2) ...............           25              --              53              --
                                                                 -------         -------         -------         -------
Net income - diluted ......................................      $42,444         $42,032         $88,055         $76,108
                                                                 =======         =======         =======         =======

Shares used in net income per common share-basic ..........       82,644          78,524          82,301          78,223
  Effect of dilutive securities:
    Employee and director stock options ...................        3,071           2,152           3,356           2,291
    Warrants ..............................................           25               3              29               6
    GENZ Notes (3) ........................................        6,313           2,775           6,313           1,388
    GENZ Debentures (3) ...................................          630              --             630              --
                                                                 -------         -------         -------         -------
  Dilutive potential common shares (4) ....................       10,039           4,930          10,328           3,685
                                                                 -------         -------         -------         -------
Shares used in net income per common share-diluted (4) ....       92,683          83,454          92,629          81,908
                                                                 =======         =======         =======         =======

Net income per common share - basic .......................      $  0.49         $  0.52         $  1.01         $  0.96
                                                                 =======         =======         =======         =======

Net income per common share - diluted (4) .................      $  0.46         $  0.50         $  0.95         $  0.93
                                                                 =======         =======         =======         =======

     (1) The purchaser's discount and offering costs of approximately $7.0 million are being amortized over the term of the GENZ Notes, which mature in June 2005.

     (2) The offering costs of approximately $0.9 million are being amortized over the term of the GENZ Debentures, which mature in August 2003.

     (3) The GENZ Notes were issued in May 1998 and the GENZ Debentures were issued in August 1998.

     (4) Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three and six months ended June 30, 1999 and 1998 because each such securities had an exercise price greater than the average market price of GENZ Stock during each respective period. Such securities include:

                                                                    Three Months Ended            Six Months Ended
(Amounts in Thousands)                                                   June 30,                      June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                   1999            1998           1999            1998
                                                                  -----          ------          -----          ------

Shares of GENZ Stock issuable for options .................       1,801           3,830          1,591           3,845
Shares of GENZ Stock issuable for warrants ................          --              80             --              80
                                                                  -----          ------          -----          ------
   Total shares with exercise prices greater than the
     average market price of GENZ Stock during the period ..      1,801           3,910          1,591           3,925
                                                                  =====          ======          =====          ======

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


8.     SEGMENT INFORMATION
       Genzyme General's reportable segments are strategic business units that offer different products and services. Genzyme General has two reportable segments:

              -- the Therapeutics business unit, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from Cerezyme[R] enzyme and Ceredase[R] enzyme sales.

              -- the Diagnostic Products business unit, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

       Information concerning the operations in these reportable segments is as follows (amounts in thousands):

                                 Three Months Ended        Six Months Ended
                                June 30,     June 30,     June 30,     June 30,
                                  1999         1998         1999         1998
                                --------     --------     --------     --------

      Revenues:

      Therapeutics              $119,233     $ 98,601     $234,264     $192,123

      Diagnostic Products         14,955       17,235       29,647       33,952

      Other                       19,455       24,876       39,910       43,480

      Eliminations/Adjustments       562        1,067        1,150        2,120
                                --------     --------     --------     --------

      Total                     $154,205     $141,779     $304,971     $271,675
                                ========     ========     ========     ========

      Net Income:

      Therapeutics              $ 29,553     $ 31,327     $ 63,423     $ 60,249

      Diagnostic Products          1,071          503        2,200          587

      Other                          454         (737)      (1,328)      (2,257)

      Eliminations/Adjustments    (3,165)         196       (2,877)      (2,155)
                                --------     --------     --------     --------

      Total                     $ 27,913     $ 31,289     $ 61,418     $ 56,424
                                ========     ========     ========     ========

      There has been no material change in segment assets since December 31, 1998.


9.     SUBSEQUENT EVENTS
       The disclosures related to the sale of Genzyme General's immunochemistry product lines to Alexon-Trend, Inc., the acquisition of Peptimmune Inc. and the additional equity investment in BioMarin Pharmaceutical, Inc. are included in Note 9., "Subsequent Events" to the Unaudited, Consolidated Financial Statements of Genzyme, which is incorporated herein by reference.


GENZYME SURGICAL PRODUCTS
COMBINED STATEMENTS OF OPERATIONS


                                                                               Three Months Ended              Six Months Ended
                                                                                    June 30,                        June 30,
                                                                           ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1999            1998            1999            1998
--------------------------------------------------------------------       --------        --------        --------        --------

Total revenues .....................................................       $ 26,681        $ 27,201        $ 54,034        $ 51,428

Operating costs and expenses:
    Cost of products sold ..........................................         17,439          15,259          33,283          29,982
    Selling, general and administrative ............................         16,492          16,601          31,779          30,549
    Research and development .......................................          8,983           3,788          14,585           7,013
    Amortization of intangibles ....................................          1,444           1,431           2,861           2,862
                                                                           --------        --------        --------        --------
          Total operating costs and expenses .......................         44,358          37,079          82,508          70,406
                                                                           --------        --------        --------        --------

Operating loss .....................................................        (17,677)         (9,878)        (28,474)        (18,978)

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ................             --             (18)             --             (29)
    Other ..........................................................             (3)            (10)             43             (50)
    Interest income ................................................             56              38              63              90
    Interest expense ...............................................            (34)            (18)            (35)            (37)
                                                                           --------        --------        --------        --------
          Total other income (expenses) ............................             19              (8)             71             (26)
                                                                           --------        --------        --------        --------

Net loss attributable to GZSP Stock ................................       $(17,658)       $ (9,886)       $(28,403)       $(19,004)
                                                                           ========        ========        ========        ========


Pro forma net loss per GZSP common share (basic and diluted) .......       $  (1.19)       $  (0.67)       $  (1.92)       $  (1.28)
                                                                           ========        ========        ========        ========


Pro forma shares outstanding .......................................         14,800          14,800          14,800          14,800
                                                                           ========        ========        ========        ========


Net loss ...........................................................       $(17,658)       $ (9,886)       $(28,403)       $(19,004)
   Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities:
       Unrealized gains (losses) arising during the period .........           (628)             --            (628)             --
                                                                           --------        --------        --------        --------
   Other comprehensive loss ........................................           (628)             --            (628)             --
                                                                           --------        --------        --------        --------
   Comprehensive loss ..............................................       $(18,286)       $ (9,886)       $(29,031)       $(19,004)
                                                                           ========        ========        ========        ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.


GENZYME SURGICAL PRODUCTS
COMBINED BALANCE SHEETS
                                                                  June 30,    December 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                   1999          1998
---------------------------------------------------------------   --------      --------

                                            ASSETS

Current assets:
   Cash and cash equivalents ..................................   $ 26,005      $     --
   Short-term investments .....................................     48,322            --
   Accounts receivable, net ...................................     16,561        15,663
   Inventories ................................................     29,903        22,026
   Prepaid expenses and other current assets ..................        462         1,932
                                                                  --------      --------
     Total current assets .....................................    121,253        39,621

Property, plant and equipment, net ............................     16,790        16,249

Long-term investments .........................................     78,342            --
Intangibles, net ..............................................    175,036       177,897
Other noncurrent assets .......................................        307           449
                                                                  --------      --------
     Total assets .............................................   $391,728      $234,216
                                                                  ========      ========


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ...........................................   $  5,603      $  3,925
   Accrued expenses ...........................................      6,349         2,982
   Due to Genzyme General .....................................      1,043            --
                                                                  --------      --------
     Total current liabilities ................................     12,995         6,907

Other noncurrent liabilities ..................................        221           221
                                                                  --------      --------
     Total liabilities ........................................     13,216         7,128

Division equity ...............................................    378,512       227,088
                                                                  --------      --------
     Total liabilities and division equity ....................   $391,728      $234,216
                                                                  ========      ========



    The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME SURGICAL PRODUCTS
COMBINED STATEMENTS OF CASH FLOWS

                                                                                                        SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                                            JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                               1999                1998
                                                                                                 ----------           ---------

    Net loss .........................................................................           $ (28,403)           $(19,004)
    Reconciliation of net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization .................................................               3,967               4,052
       Provision for bad debts and inventory .........................................               1,611                 119
       Equity in net loss of unconsolidated affiliate ................................                  --                  79
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ........................................................              (1,073)             (3,441)
          Inventories ................................................................              (9,313)                183
          Prepaid expenses and other assets ..........................................               1,470                (949)
          Due to Genzyme General .....................................................               1,043                  --
          Accounts payable and accrued expenses ......................................               5,045               2,994
                                                                                                 ---------            --------
             Net cash used in operating activities ...................................             (25,653)            (15,967)

INVESTING ACTIVITIES:
    Acquisitions of property, plant and equipment ....................................              (1,646)               (870)
    Other ............................................................................                 141                 (69)
                                                                                                 ---------            --------
          Net cash used in investing activities ......................................              (1,505)               (939)

FINANCING ACTIVITIES:
    Net cash allocated from Genzyme General ..........................................              53,163               16,879
    Payments of debt and capital lease obligations ...................................                  --                 (90)
    Other ............................................................................                  --                (351)
                                                                                                 ---------            --------
          Net cash provided by financing activities ..................................              53,163              16,438

Increase (decrease) in cash and cash equivalents .....................................              26,005                (468)
Cash and cash equivalents at beginning of period .....................................                  --                 975
                                                                                                 ---------            --------
Cash and cash equivalents at end of period ...........................................           $  26,005            $    507
                                                                                                 =========            ========
Supplemental disclosure of non-cash transactions:
  Transfer of cash and investments from Genzyme General - Note 1



    The accompanying notes are an integral part of these unaudited, combined financial statements.

                            GENZYME SURGICAL PRODUCTS
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       In June 1999, Genzyme created Genzyme Surgical Products from Genzyme's existing surgical products business, which previously operated as a business unit of Genzyme General. GZSP primarily consists of the products and assets of Genzyme acquired upon the purchase of Deknatel Snowden Pencer, Inc. ("DSP") in 1996, Genzyme's portfolio of hyaluronic acid-based products and product candidates (the "Sepra Products"), and Genzyme's research and development programs in gene and cell therapy for cardiovascular disease. On June 28, 1999, Genzyme distributed 0.17901 share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999. Approximately 14.8 million shares of GZSP Stock were distributed. On June 28, 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme.

       These unaudited, combined financial statements should be read in conjunction with the financial statements and footnotes for Genzyme included in the 1998 Genzyme 10-K/A and the financial statements and footnotes for Genzyme Surgical Products included in Genzyme's Current Report on Form 8-K filed with the SEC on June 11, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to the rules and regulations of the SEC. Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.     FINANCIAL INFORMATION
       Financial information specific to GZSP is presented in these unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, GZSP, GZTR and GZMO, collectively, are presented in the Unaudited Consolidated Financial Statements of Genzyme.


3.     INVENTORIES (IN THOUSANDS)


                                                                   JUNE 30, 1999         DECEMBER 31, 1998
                                                                   -------------         -----------------

              Raw materials...................................      $    9,710                  $ 11,567
              Work-in-process.................................           1,572                     1,734
              Finished products...............................          18,621                     8,725
                                                                    ----------                ----------
                           Total..............................       $  29,903                  $ 22,026
                                                                     =========                  ========


4.     NET INCOME (LOSS) PER SHARE
       Note 7., "Net Income (Loss) Per Share" to the Unaudited, Consolidated Financial Statements of Genzyme is incorporated herein by reference.


5.     SEGMENT INFORMATION
       GZSP has two reportable segments: the Cardiovascular Surgery product line, which includes chest drainage systems, instruments and closures which are used primarily in coronary artery bypass, valve replacement and other cardiothoracic procedures; and the General Surgery product line, which includes surgical instruments and Seprafilm[R] Bioresorbable Membrane, which is used to reduce the incidence and extent of post-surgical adhesions in abdominal or pelvic surgery.

       Information concerning the operations in these reportable segments is as follows (in thousands):




                                     FOR THE THREE                FOR THE SIX
                                     MONTHS ENDING               MONTHS ENDING
                                        JUNE 30,                    JUNE 30,
                                 -----------------------    -----------------------
                                    1999        1998           1999         1998
                                 ---------    ----------    ---------     ---------
       REVENUE:
           Cardiovascular
             Surgery ...........  $18,047      $18,553        $37,433      $36,928
           General Surgery .....    6,238        5,954         12,135        9,771
           Other................    2,396        2,694          4,466        4,729
                                  -------      -------        -------      -------
               Total ...........  $26,681      $27,201        $54,034      $51,428
                                  =======      =======        =======      =======

       GROSS PROFIT:
           Cardiovascular
             Surgery ...........  $ 6,556      $ 8,447        $15,025      $17,027
           General Surgery .....    2,046        2,492          4,449        2,518
           Other ...............      640        1,003          1,277        1,901
                                  -------      -------        -------      -------
               Total ...........  $ 9,242      $11,942        $20,751      $21,446
                                  =======      =======        =======      =======



       There has been no material change in segment assets since December 31, 1998.


GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS


                                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                   JUNE 30,                         JUNE 30,
                                                                           ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1999            1998            1999            1998
--------------------------------------------------------------------       --------        --------        --------        --------

Total revenues .....................................................       $  4,665        $  4,345        $  8,688        $  7,956

Operating costs and expenses:
    Cost of services sold ..........................................          3,221           3,776           6,219           7,010
    Selling, general and administrative ............................          6,115           6,007          12,429          12,320
    Research and development .......................................          2,003           2,832           3,971           5,918
                                                                           --------        --------        --------        --------
      Total operating costs and expenses: ..........................         11,339          12,615          22,619          25,248
                                                                           --------        --------        --------        --------

Operating loss .....................................................         (6,674)         (8,270)        (13,931)        (17,292)

Other income (expenses):
    Equity in net loss of joint venture ............................         (1,361)         (1,697)         (3,368)         (3,628)
    Interest income ................................................             72             227             165             674
    Interest expense ...............................................           (419)           (715)           (864)         (1,529)
                                                                           --------        --------        --------        --------
      Total other income (expenses) ................................         (1,708)         (2,185)         (4,067)         (4,483)
                                                                           --------        --------        --------        --------

Net loss attributable to GZTR Stock ................................       $ (8,382)       $(10,455)       $(17,998)       $(21,775)
                                                                           ========        ========        ========        ========


Per GZTR common share (basic and diluted) ..........................       $  (0.37)       $  (0.52)       $  (0.81)       $  (1.08)
                                                                           ========        ========        ========        ========

Weighted average shares outstanding ................................         22,764          20,159          22,355          20,080
                                                                           ========        ========        ========        ========

Net loss ...........................................................       $ (8,382)       $(10,455)       $(17,998)       $(21,775)
   Other comprehensive income (loss), net of tax:
       Unrealized gains (losses) on securities arising during
        the period .................................................             --               7              --               7
                                                                           --------        --------        --------        --------
   Comprehensive loss ..............................................       $ (8,382)       $(10,448)       $(17,998)       $(21,768)
                                                                           ========        ========        ========        ========


    The accompanying notes are an integral part of these unaudited, combined financial statements.


GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS

                                                                      JUNE 30,      DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                       1999            1998
-------------------------------------------------------------------   --------      ------------

                                            ASSETS

Current assets:
   Cash and cash equivalents ......................................    $25,323        $  7,732
   Accounts receivable, net .......................................      4,041           3,833
   Inventories ....................................................      2,658           2,645
   Other current assets ...........................................        911           1,723
                                                                       -------        --------
     Total current assets .........................................     32,933          15,933

Property, plant and equipment, net ................................      2,822           2,836
Other noncurrent assets ...........................................        120             185
                                                                       -------        --------
     Total assets .................................................    $35,875        $ 18,954
                                                                       =======        ========


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable ...............................................    $   608        $  1,355
   Accrued expenses ...............................................      2,528           2,491
   Due to Genzyme General .........................................      6,195             548
   Current portion of long-term debt ..............................     25,391          18,000
                                                                       -------        --------
     Total current liabilities ....................................     34,722          22,394

Convertible note, net .............................................         --          12,579
Other noncurrent liabilities ......................................        302             377
                                                                       -------        --------
     Total liabilities ............................................     35,024          35,350

Division equity ...................................................        851         (16,396)
                                                                       -------        --------
     Total liabilities and division equity ........................    $35,875        $ 18,954
                                                                       =======        ========


    The accompanying notes are an integral part of these unaudited, combined financial statements.


GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                                 JUNE 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                           1999              1998
                                                                                         --------         ---------

OPERATING ACTIVITIES:
   Net loss........................................................................     $ (17,998)        $ (21,775)
   Reconciliation of net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization.................................................           682             1,147
     Non-cash compensation expense.................................................            --                77
     Provision for bad debts.......................................................            --               257
     Accretion of debt discount....................................................            --               536
     Accrued interest/amortization on bonds........................................            --               136
     Equity in net loss of joint venture...........................................         3,368             3,628
     Increase (decrease) in cash from working capital:
       Accounts receivable.........................................................          (208)             (965)
       Inventories.................................................................           (13)             (326)
       Prepaid expenses and other..................................................           739              (453)
       Accounts payable and accrued expenses.......................................          (484)              253
       Due to Genzyme General......................................................         5,647                20
                                                                                        ---------         ---------
         Net cash used in operating activities.....................................        (8,267)          (17,465)

INVESTING ACTIVITIES:
   Investment in joint venture.....................................................        (3,594)           (3,417)
   Sales and maturities of investments.............................................            --             7,539
   Purchase of property, plant and equipment.......................................          (564)             (108)
   Sale of property, plant and equipment...........................................            --            16,535
   Other...........................................................................            34                12
                                                                                        ---------         ---------
         Net cash provided by (used in) investing activities.......................        (4,124)           20,561

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net.....................................           221             1,347
   Payments of debt and capital lease obligations..................................          (148)               --
   Cash allocated (to) from Genzyme General........................................        29,984               (84)
   Other...........................................................................           (75)              (75)
                                                                                        ---------         ---------
         Net cash provided by financing activities.................................        29,982             1,188
                                                                                        ---------         ---------

Increase in cash and cash equivalents..............................................        17,591             4,284
Cash and cash equivalents at beginning of period...................................         7,732            21,120
                                                                                        ---------         ---------
Cash and cash equivalents at end of period.........................................     $  25,323         $  25,404
                                                                                        =========         =========
Supplemental disclosure of non-cash activity:
   Debt conversions -- Note 4

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1998 Genzyme 10-K/A and the financial statements and footnotes for both GZTR and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GZTR is presented in these unaudited, combined financial statements. Financial information relevant to Genzyme, Genzyme General, GZSP, GZTR and GZMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.

3.     INVENTORIES (IN THOUSANDS)

                                                                   June 30, 1999         December 31, 1998
                                                                   -------------         -----------------
              Raw materials...................................       $     263                 $     264
              Work-in-process.................................           2,395                     2,381
                                                                     ---------                 ---------
                           Total..............................        $  2,658                  $  2,645
                                                                      ========                  ========

4.     DEBT CONVERSIONS
       In the first two quarters of 1999, the holder of Genzyme's 5% convertible subordinated note due February 2000 (the "GZTR Note") converted an aggregate of $5,040,000 in principal amount in exchange for a total of 2,445,014 shares of GZTR Stock. GZTR paid approximately $306,000 of accrued interest to the holder in connection with these conversions.

5.     REALLOCATION OF JOINT VENTURE INTEREST
       Diacrin/Genzyme LLC was established as a joint venture between GZTR and Diacrin, Inc. to develop and commercialize products and processes using porcine fetal cells for the treatment of Parkinson's disease and Huntington's disease in humans. On May 26, 1999, the holders of GZTR Stock approved the reallocation of Genzyme's interest in Diacrin/Genzyme LLC from GZTR to Genzyme General in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. In connection with this transfer, GZTR received $25.0 million in cash from Genzyme General and the funds available under the GZTR Equity Line were reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash paid to GZTR, $5.0 million is non-refundable and $20.0 million is subject to the successful achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GZTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash, GZTR Designated Shares, or a combination of both, at GZTR's option. GZTR recorded its portion of the net losses of Diacrin/Genzyme LLC through May 26, 1999.

6.     NET INCOME (LOSS) PER SHARE
       Note 7., "Net Income (Loss) Per Share" to the Unaudited, Consolidated Financial Statements of Genzyme is incorporated herein by reference.

7.     SUBSEQUENT EVENT
       In July and August 1999, the holder of the GZTR Note converted a total of $810,000 in principal amount in exchange for 466,357 shares of GZTR Stock. GZTR paid approximately $67,000 of accrued interest to the holder in connection with these conversions.


GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS


                                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                   JUNE 30,                         JUNE 30,
                                                                           ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1999            1998            1999            1998
--------------------------------------------------------------------       --------        --------        --------        --------

Total revenues ......................................................       $  1,133        $ 1,689        $  2,746        $  4,506

Operating costs and expenses:
    Cost of revenues ................................................            372          1,102           1,012           2,323
    Selling, general and administrative .............................          1,418          2,003           3,037           3,155
    Research and development ........................................          4,728          2,228           8,633           5,523
    Amortization of intangibles .....................................          2,957          3,045           5,913           6,070
                                                                            --------        -------        --------        --------
      Total operating costs and expenses ............................          9,475          8,378          18,595          17,071
                                                                            --------        -------        --------        --------

Operating loss ......................................................         (8,342)        (6,689)        (15,849)        (12,565)

Other income (expenses):
    Equity in net loss of joint venture .............................           (632)          (534)         (1,007)           (978)
    Interest income .................................................            154            204             317             484
    Interest expense ................................................             --         (1,090)             (3)         (2,252)
                                                                            --------        -------        --------        --------
      Total other income (expenses) .................................           (478)        (1,420)           (693)         (2,746)
                                                                            --------        -------        --------        --------

Loss before income taxes ............................................         (8,820)        (8,109)        (16,542)        (15,311)
Tax benefit .........................................................            662            662           1,324           1,324
                                                                            --------        -------        --------        --------
Net loss attributable to GZMO Stock .................................       $ (8,158)       $(7,447)       $(15,218)       $(13,987)
                                                                            ========        =======        ========        ========

Per GZMO common share (basic and diluted) ...........................       $  (0.64)       $ (1.90)       $  (1.20)       $  (3.56)
                                                                            ========        =======        ========        ========

Weighted average shares outstanding .................................         12,676          3,929          12,667           3,929
                                                                            ========        =======        ========        ========


Net loss ............................................................       $ (8,158)       $(7,447)       $(15,218)       $(13,987)
   Other comprehensive income (loss), net of tax:
       Unrealized gains (losses) on securities arising during
         the period .................................................             --              2              --               7
                                                                            --------        -------        --------        --------
   Comprehensive loss ...............................................       $ (8,158)       $(7,445)       $(15,218)       $(13,980)
                                                                            ========        =======        ========        ========




    The accompanying notes are an integral part of these unaudited, combined financial statements.


GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS

                                                                     JUNE 30,    DECEMBER 31,
(UNAUDITED, AMOUNTS IN THOUSANDS)                                       1999            1998
-------------------------------------------------------------------    -------        --------

                                            ASSETS

Current assets:
   Cash and cash equivalents .......................................   $ 7,314        $10,868
   Short term investments ..........................................        --          1,032
   Accounts receivable, net ........................................       256          5,931
   Other current assets ............................................       172             85
                                                                       -------        -------
     Total current assets ..........................................     7,742         17,916

Equipment, net .....................................................       688            791

Intangibles, net ...................................................    11,332         17,245
                                                                       -------        -------
     Total assets ..................................................   $19,762        $35,952
                                                                       =======        =======


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accrued expenses ................................................   $ 1,185        $ 1,273
   Due to Genzyme General ..........................................     4,663          4,773
   Payable to joint venture ........................................     2,188          1,181
   Deferred revenue ................................................     1,035          1,500
                                                                       -------        -------
     Total current liabilities .....................................     9,071          8,727

Deferred tax liability .............................................     2,537          3,861
                                                                       -------        -------
     Total liabilities .............................................    11,608         12,588

Division equity ....................................................     8,154         23,364
                                                                       -------        -------
     Total liabilities and division equity .........................   $19,762        $35,952
                                                                       =======        =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.


GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
(UNAUDITED, AMOUNTS IN THOUSANDS)                                                                JUNE 30,
--------------------------------------------------------------------------------------------------------------
                                                                                          1999          1998
                                                                                        --------      --------
OPERATING ACTIVITIES:
   Net loss ..................................................................          $(15,218)     $(13,987)
   Reconciliation of net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ...........................................             6,059         6,280
     Deferred tax benefit ....................................................            (1,324)       (1,324)
     Accretion of debt conversion feature ....................................                --         1,412
     Equity in loss of joint venture .........................................             1,007           978
     Accrued interest/amortization of marketable securities ..................                10            87
     Non-cash compensation expense ...........................................                10            57
     Non-cash purchase price adjustments .....................................                --           747
     Increase (decrease) in cash from working capital:
       Accounts receivable ...................................................             5,675           (58)
       Other current assets ..................................................              (172)           (3)
       Accrued expenses, deferred revenue and payable to joint venture........              (468)         (309)
       Due to Genzyme General ................................................              (110)          182
                                                                                        --------      --------
         Net cash used in operating activities ...............................            (4,531)       (5,938)

INVESTING ACTIVITIES:
   Purchases of investments ..................................................                --        (2,057)
   Maturities of investments .................................................             1,022         2,539
   Acquisitions of equipment .................................................               (43)         (502)
                                                                                        --------      --------
         Net cash provided by (used in) investing activities .................               979           (20)

FINANCING ACTIVITIES:
   Repayments of debt ........................................................                --        (5,018)
   Other .....................................................................                (2)           98
                                                                                        --------      --------
         Net cash used in financing activities ...............................                (2)       (4,920)
                                                                                        --------      --------

Decrease in cash and cash equivalents ........................................            (3,554)      (10,878)
Cash and cash equivalents at beginning of period .............................            10,868        15,010
                                                                                        --------      --------
Cash and cash equivalents at end of period ...................................          $  7,314      $  4,132
                                                                                        ========      ========




    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, combined financial statements should be read in conjunction with the 1998 Genzyme 10-K/A and the financial statements and footnotes for both GZMO and Genzyme included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

       The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     FINANCIAL INFORMATION
       Financial information specific to GZMO is presented in these unaudited, combined financial statements. Financial information relevant to Genzyme, Genzyme General, GZSP, GZTR and GZMO, collectively, are presented in the Unaudited, Consolidated Financial Statements of Genzyme.

3.     PAYABLE TO JOINT VENTURE
       Pursuant to the funding commitment provided in the Collaboration Agreement related to StressGen/Genzyme LLC, the joint venture between Genzyme, StressGen Biotechnologies Corporation ("StressGen") and the Canadian Medical Discoveries Fund, Inc. ("CMDF"), Genzyme and StressGen are obligated to fund the operations of StressGen/Genzyme LLC in equal portions after the initial $10.0 million (Canadian) of funding of StressGen/Genzyme LLC has been expended. Because CMDF has the right to require Genzyme and StressGen to repurchase CMDF's membership interest, GZMO records 50% of the losses incurred by StressGen/Genzyme LLC. As of June 30, 1999 and December 31, 1998, GZMO's portion of the cumulative losses of StressGen/Genzyme LLC exceeded its initial capital contribution of $0.7 million and, as a result, GZMO has recorded $2.3 million and $1.2 million, respectively, as current liabilities due to the joint venture.

4.     NET INCOME (LOSS) PER SHARE
       Note 7., "Net Income (Loss) Per Share" to the Unaudited, Consolidated Financial Statements of Genzyme is incorporated herein by reference.


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                    ---------------------------         ---------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS,)                                    1999              1998              1999              1998
------------------------------------------------------------        ---------         ---------         ---------         ---------


Revenues:
   Net product sales .......................................        $ 165,873         $ 153,807         $ 329,575         $ 293,177
   Net service sales .......................................           19,799            18,627            38,529            36,871
   Revenues from research and development contracts ........            1,012             2,440             2,324             5,377
                                                                    ---------         ---------         ---------         ---------
     Total revenues ........................................          186,684           174,874           370,428           335,425

Operating costs and expenses:
    Cost of products sold ..................................           44,575            48,573            88,386            94,923
    Cost of services sold ..................................           12,414            12,425            24,502            24,255
    Selling, general and administrative ....................           66,358            55,907           125,303           108,483
    Research and development ...............................           40,873            27,016            73,707            52,567
    Amortization of intangibles ............................            6,166             6,093            12,373            12,065
                                                                    ---------         ---------         ---------         ---------
          Total operating costs and expenses ...............          170,386           150,014           324,271           292,293
                                                                    ---------         ---------         ---------         ---------

Operating income ...........................................           16,298            24,860            46,157            43,132

Other income (expenses):
    Equity in net loss of unconsolidated affiliates ........           (8,962)           (6,318)          (19,100)          (11,598)
    Gain on affiliate sale of stock ........................               --             2,369               606             2,369
    Minority interest ......................................              864               860             1,730             1,724
    Gain on sale of investment .............................               --                --             1,963                --
    Charge for impaired investment .........................           (5,487)               --            (5,487)               --
    Gain on sale of product line and other .................            7,497                --             7,543                --
    Investment income ......................................            9,102             5,287            17,288             8,934
    Interest expense .......................................           (5,590)           (5,156)          (11,088)           (9,122)
                                                                    ---------         ---------         ---------         ---------
          Total other income (expenses) ....................           (2,576)           (2,958)           (6,545)           (7,693)
                                                                    ---------         ---------         ---------         ---------

Income before income taxes .................................           13,722            21,902            39,612            35,439
Provision for income taxes .................................           (7,431)           (8,806)          (17,264)          (14,559)
                                                                    ---------         ---------         ---------         ---------
Net income .................................................        $   6,291         $  13,096         $  22,348         $  20,880
                                                                    =========         =========         =========         =========





    The accompanying notes are an integral part of these unaudited, combined financial statements.


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   JUNE 30,                        JUNE 30,
                                                                           ------------------------        ------------------------
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1999            1998            1999            1998
--------------------------------------------------------------------       --------        --------        --------        --------

Attributable to Genzyme General:
   Net income ......................................................       $ 27,913        $ 31,289        $ 61,418        $ 56,424
   Tax benefit allocated from Genzyme Surgical Products ............          6,525           3,557          10,350           6,837
   Tax benefit allocated from Genzyme Tissue Repair ................          3,412           3,390           7,374           7,796
   Tax benefit allocated from Genzyme Molecular Oncology ...........          2,376           2,850           4,310           4,085
                                                                           --------        --------        --------        --------
   Net income attributable to GENZ Stock ...........................       $ 40,226        $ 41,086        $ 83,452        $ 75,142
                                                                           ========        ========        ========        ========

  Per GENZ common share:
      Net income per GENZ common share - basic .....................       $   0.49        $   0.52        $   1.01        $   0.96
                                                                           ========        ========        ========        ========

  Weighted average shares outstanding ..............................         82,644          78,524          82,301          78,223
                                                                           ========        ========        ========        ========

  Net income per GENZ common and common
      equivalent share - diluted ...................................       $   0.46        $   0.50        $   0.95        $   0.93
                                                                           ========        ========        ========        ========

   Adjusted weighted average shares outstanding ....................         92,683          83,454          92,629          81,908
                                                                           ========        ========        ========        ========

Attributable to Genzyme Surgical Products:
   Net loss attributable to GZSP Stock .............................       $(17,658)       $ (9,886)       $(28,403)       $(19,004)
                                                                           ========        ========        ========        ========
   Per GZSP basic and diluted common share:
     Pro forma net loss ............................................       $  (1.19)       $  (0.67)       $  (1.92)       $  (1.28)
                                                                           ========        ========        ========        ========


   Pro forma weighted average shares outstanding ...................         14,800          14,800          14,800          14,800
                                                                           ========        ========        ========        ========

Attributable to Genzyme Tissue Repair:
   Net loss attributable to GZTR Stock .............................       $ (8,382)       $(10,455)       $(17,998)       $(21,775)
                                                                           ========        ========        ========        ========

   Per GZTR basic and diluted common share:
     Net loss ......................................................       $  (0.37)       $  (0.52)       $  (0.81)       $  (1.08)
                                                                           ========        ========        ========        ========

   Weighted average shares outstanding .............................         22,764          20,159          22,355          20,080
                                                                           ========        ========        ========        ========

Attributable to Genzyme Molecular Oncology:
   Net loss attributable to GZMO Stock .............................       $ (8,158)       $ (7,447)       $(15,218)       $(13,987)
                                                                           ========        ========        ========        ========

   Per GZMO basic and diluted common share:
     Net loss ......................................................       $  (0.64)       $  (1.90)       $  (1.20)       $  (3.56)
                                                                           ========        ========        ========        ========

   Weighted average shares outstanding .............................         12,676           3,929          12,667           3,929
                                                                           ========        ========        ========        ========

Comprehensive income:
Net income .........................................................       $  6,291        $ 13,096        $ 22,348        $ 20,880
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ......................         (4,986)            542         (13,812)           (156)
     Unrealized gains (losses) on securities:
       Unrealized gains (losses) arising during the period .........            792          (4,961)         (1,517)         (3,629)
     Reclassification adjustment for gains (losses) included
         in net income (loss) ......................................          3,169              --           1,945             --
                                                                           --------        --------        --------        --------
           Unrealized gains (losses) on securities, net ............          3,961          (4,961)            428          (3,629)
                                                                           --------        --------        --------        --------
   Other comprehensive loss ........................................         (1,025)         (4,419)        (13,384)         (3,785)
                                                                           --------        --------        --------        --------
   Comprehensive income ............................................         $5,266        $  8,677        $  8,964        $ 17,095
                                                                           ========        ========        ========        ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                                                JUNE 30,               DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1999                    1998
                                                                                                -----------             -----------

                                ASSETS
Current assets:
   Cash and cash equivalents .......................................................            $   146,069             $   118,612
   Short-term investments ..........................................................                299,251                 175,453
   Accounts receivable, net ........................................................                161,143                 163,042
   Inventories .....................................................................                112,822                 109,833
   Prepaid expenses and other current assets .......................................                 27,286                  31,467
   Deferred tax assets - current ...................................................                 39,675                  39,725
                                                                                                -----------             -----------
     Total current assets ..........................................................                786,246                 638,132

Property, plant and equipment, net .................................................                379,381                 382,619

Long-term investments ..............................................................                206,448                 281,664
Intangibles, net ...................................................................                266,525                 279,516
Deferred tax assets - noncurrent ...................................................                 21,631                  24,277
Investment in equity securities ....................................................                 44,190                  51,977
Other ..............................................................................                 27,754                  30,669
                                                                                                -----------             -----------
    Total assets ...................................................................            $ 1,732,175             $ 1,688,654
                                                                                                ===========             ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................            $    21,964             $    27,604
   Accrued expenses ................................................................                 83,430                  72,389
   Income taxes payable ............................................................                 18,878                  16,543
   Deferred revenue ................................................................                  2,591                   2,731
   Current portion of long-term debt and capital lease obligations .................                108,725                 100,568
   Payable to joint venture ........................................................                  2,188                   1,181
                                                                                                -----------             -----------
     Total current liabilities .....................................................                237,776                 221,016

Long-term debt and capital lease obligations .......................................                  2,089                   3,087
Convertible subordinated notes and debentures, net .................................                272,090                 284,138
Other ..............................................................................                  2,172                   8,078
                                                                                                -----------             -----------
    Total liabilities ..............................................................                514,127                 516,319


Stockholders' equity:
   Preferred Stock .................................................................                     --                      --
   GENZ Stock, $.01 par value ......................................................                    830                     814
   GZTR Stock, $.01 par value ......................................................                    235                     209
   GZMO Stock, $.01 par value ......................................................                    127                     126
   GZSP Stock, $.01 par value .....................................................                     149                      --
   Treasury Stock - at cost ........................................................                   (901)                   (901)
   Additional paid-in capital - Genzyme General ....................................              1,087,389                 593,042
   Additional paid-in capital - Genzyme Surgical Products ..........................                   (149)                365,785
   Additional paid-in capital - Genzyme Tissue Repair ..............................                114,342                 174,198
   Additional paid-in capital - Genzyme Molecular Oncology .........................                 31,227                  63,427
   Retained earnings (accumulated deficit) .........................................                  8,550                 (13,798)
   Accumulated other comprehensive income ..........................................                (23,751)                (10,367)
                                                                                                -----------             -----------
    Total stockholders' equity .....................................................              1,218,048               1,172,535
                                                                                                -----------             -----------
    Total liabilities and stockholders' equity .....................................            $ 1,732,175             $ 1,688,854
                                                                                                ===========             ===========


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)                                                             FOR THE SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1999              1998
                                                                                                  ---------         ---------

OPERATING ACTIVITIES:
    Net income ..........................................................................         $  22,348         $  20,880
    Reconciliation of net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization ....................................................            37,033            30,274
       Non-cash compensation expense ....................................................                10               165
       Accrued interest/amortization on bonds ...........................................            (1,347)           (1,818)
       Non-cash purchase price adjustments ..............................................                --               747
       Provision for bad debts and inventory ............................................             9,736             3,393
       Loss on sale of plant & equipment ................................................               488                --
       Deferred income tax benefit ......................................................            (1,324)           (1,324)
       Equity in net loss of unconsolidated affiliates ..................................            19,100            11,598
       Gain on affiliate sale of stock ..................................................              (606)           (2,369)
       Minority interest in net loss of affiliates ......................................            (1,730)           (1,724)
       Gain on sale of investment .......................................................            (1,963)               --
       Accretion of debt conversion feature .............................................                --             1,948
       Charge for impaired investment ...................................................             5,487                --
       Gain on sale of business .........................................................            (7,500)               --
       Other ............................................................................               376               162
       Increase (decrease) in cash from working capital changes:
          Accounts receivable ...........................................................            (9,277)          (23,245)
          Inventories ...................................................................            (5,531)            4,290
          Prepaid expenses and other current assets .....................................             3,622            (2,401)
          Accounts payable, accrued expenses, income taxes payable and
                deferred revenue ........................................................             9,668            10,055
                                                                                                  ---------         ---------
          Net cash provided by operating activities .....................................            78,590            50,631

INVESTING ACTIVITIES:
    Purchases of investments ............................................................          (320,388)         (108,104)
    Sales and maturities of investments .................................................           269,029            50,676
    Acquisitions of property, plant and equipment .......................................           (30,410)          (18,148)
    Sale of property, plant and equipment ...............................................               (17)              623
    Acquisitions, net of acquired cash and assumed liabilities ..........................                --            (8,324)
    Proceeds from sale of equity investment .............................................            11,090                --
    Investment in unconsolidated affiliates .............................................              (100)               --
    Investment in joint ventures ........................................................           (22,169)           (7,124)
    Repayment of loans by affiliates ....................................................                --             2,019
    Other ...............................................................................             9,158              (490)
                                                                                                  ---------         ---------
          Net cash used in investing activities .........................................           (83,807)          (88,872)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ..............................................            31,472            18,003
    Proceeds from issuance of debt, net .................................................              (791)          243,676
    Payments of debt and capital lease obligations ......................................                --           (19,086)
    Other ...............................................................................             3,857             1,393
                                                                                                  ---------         ---------
          Net cash provided by financing activities .....................................            34,538           243,986

Effect of exchange rate changes on cash .................................................            (1,864)           (1,855)
                                                                                                  ---------         ---------
Increase in cash and cash equivalents ...................................................            27,457           203,890
Cash and cash equivalents at beginning of period ........................................           118,612           102,406
                                                                                                  ---------         ---------

Cash and cash equivalents at end of period ..............................................         $ 146,069         $ 306,296
                                                                                                  =========         =========


Supplemental disclosure of non-cash activity:
Debt Conversions - Note 3.





  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       These unaudited, consolidated financial statements should be read in conjunction with the financial statements and footnotes for Genzyme included in the 1998 Genzyme 10-K/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

       The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.     INVENTORIES (IN THOUSANDS)

                                                                   June 30, 1999         December 31, 1998
                                                                   -------------         -----------------
              Raw materials...................................        $ 37,479                  $ 41,328
              Work-in-process.................................          38,137                    27,474
              Finished products...............................          37,206                    41,031
                                                                      --------                  --------
                           Total..............................        $112,822                  $109,833
                                                                      ========                  ========


3.     DEBT CONVERSIONS
       In the first two quarters of 1999, the holder of the GZTR Note converted an aggregate of $5,040,000 in principal amount in exchange for a total of 2,445,014 shares of GZTR Stock. GZTR paid approximately $306,000 of accrued interest to the holder in connection with these conversions.


4.     CREATION OF NEW DIVISION
       In June 1999, Genzyme created Genzyme Surgical Products from
       Genzyme's existing surgical products business, which previously operated as a business unit of Genzyme General. GZSP primarily consists of the products and assets of Genzyme acquired upon the purchase of DSP in 1996, the Sepra Products, and Genzyme's research and development programs in gene and cell therapy for cardiovascular disease. On June 28, 1999, Genzyme distributed 0.17901 share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999. Approximately 14.8 million shares of GZSP Stock were distributed. On June 28, 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme.


5.     CHARGE FOR IMPAIRED INVESTMENT
       In June 1999, Genzyme recorded a charge for an impaired investment of $5.5 million related to a strategic investment in a company whose common stock price decline was considered "other than temporary."


6.     GAIN ON SALE OF PRODUCT LINE
       In April 1999, Genzyme received approximately $8.3 million ($8.0 million in principal and $0.3 million in interest) and recorded a gain of approximately $7.5 million in connection with a note receivable that was previously fully reserved due to uncertainty surrounding collection. Genzyme received this note in partial consideration for the sale of Genetic Design, Inc. in 1996.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

7.     NET INCOME PER SHARE
       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

       GENZYME GENERAL:

                                                                                Three Months Ended               Six Months Ended
                                                                                     June 30,                        June 30,
                                                                             -----------------------         -----------------------
                                                                               1999            1998            1999            1998
                                                                             -------         -------         -------         -------

Net income - basic .................................................         $40,226         $41,086         $83,452         $75,142
  Effect of dilutive securities (net of tax):
  GENZ Notes:
    Interest expense ...............................................           1,903             885           3,949             904
    Amortization of purchaser's discount and
        offering costs (1) .........................................             136              61             282              62
  GENZ Debentures:
    Interest expense ...............................................             154              --             319              --
    Amortization of debt offering costs (2) ........................              25              --              53              --
                                                                             -------         -------         -------         -------
Net income - diluted ...............................................         $42,444         $42,032         $88,055         $76,108
                                                                             =======         =======         =======         =======

Shares used in net income per common share-basic ...................          82,644          78,524          82,301          78,223
  Effect of dilutive securities:
    Employee and director stock options ............................           3,071           2,152           3,356           2,291
    Warrants .......................................................              25               3              29               6
    GENZ Notes (3) .................................................           6,313           2,775           6,313           1,388
    GENZ Debentures (3) ............................................             630              --             630              --
                                                                             -------         -------         -------         -------
  Dilutive potential common shares (4) .............................          10,039           4,930          10,328           3,685
                                                                             -------         -------         -------         -------
Shares used in net income per common share-diluted (4) .............          92,683          83,454          92,629          81,908
                                                                             =======         =======         =======         =======

Net income per common share - basic ................................         $  0.49         $  0.52         $  1.01         $  0.96
                                                                             =======         =======         =======         =======

Net income per common share - diluted (4) ..........................         $  0.46         $  0.50         $  0.95         $  0.93
                                                                             =======         =======         =======         =======

     (1) The purchaser's discount and offering costs of approximately $7.0 million are being amortized over the term of the GENZ Notes, which mature in June 2005.

     (2) The offering costs of approximately $0.9 million are being amortized over the term of the GENZ Debentures, which mature in August 2003.

     (3) The GENZ Notes were issued in May 1998 and the GENZ Debentures were issued in August 1998.

     (4) Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three and six months ended June 30, 1999 and 1998 because each such securities had an exercise price greater than the average market price of GENZ Stock during each respective period. Such securities include:



                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                         -----------------------         -----------------------
                                                                           1999            1998            1999            1998
                                                                         -------         -------         -------         -------

Shares of GENZ Stock issuable for options ............................     1,801           3,830          1,591           3,845
Shares of GENZ Stock issuable for warrants ...........................        --              80             --              80
                                                                           -----          ------          -----          ------
   Total shares with exercise prices greater than the
     average market price of GENZ Stock during the period ............     1,801           3,910          1,591           3,925
                                                                           =====          ======          =====          ======

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

7.     NET INCOME PER SHARE (CONTINUED)

       GZSP:
       Pro forma basic net loss per GZSP common share is the same as pro forma diluted net loss per GZSP common share for the three and six months ended June 30, 1999 and 1998. Certain securities were not included in the computation of GZSP's pro forma diluted loss per share for the three and six months ended June 30, 1999 and 1998 because they would have an anti-dilutive effect due to GZSP's net loss for the relevant period. For the three and six months ended June 30, 1999 and 1998, these securities include:

                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
       (AMOUNTS IN THOUSANDS)                                                JUNE 30,                JUNE 30,
       ----------------------------------------------------------------------------------------------------------
                                                                        1999        1998         1999        1998
                                                                        ----        ----         ----        ----
       Shares of GZSP Stock issuable for options................          60          --           30          --
       Shares of GZSP Stock issuable upon conversion of the
         GENZ Notes ............................................       1,130          --        1,130          --
                                                                     -------     -------      -------     -------
       Total shares excluded from the GZSP proforma diluted loss
           per share calculation................................       1,190          --        1,160          --
                                                                     =======     =======      =======     =======

       GZTR:
       Basic net loss per GZTR common share is the same as diluted net loss per GZTR common share for the three and six months ended June 30, 1999 and 1998. Certain securities were not included in the computation of GZTR's diluted loss per share for the three and six months ended June 30, 1999 and 1998 because they would have an anti-dilutive effect due to GZTR's net loss for the relevant period. For the three and six months ended June 30, 1999 and 1998, these securities include:


                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
       (AMOUNTS IN THOUSANDS)                                                JUNE 30,                JUNE 30,
       ----------------------------------------------------------------------------------------------------------
                                                                       1999        1998         1999        1998
                                                                      ------       -----       ------       -----
       Shares of GZTR Stock issuable for options.................      4,264       3,244        3,270       2,978
       GZTR Designated Shares....................................      2,289         823        2,289         828
       Shares of GZTR Stock issuable upon conversion
           of the GZTR Note.......................................     4,418       2,577        4,418       2,577
                                                                      ------       -----       ------       -----
       Total shares excluded from the GZTR diluted loss
           per share calculation.................................     10,971       6,644        9,977       6,383
                                                                      ======       =====       ======       =====

       GZMO:
       Basic net loss per GZMO common share is the same as diluted net loss per GZMO common share for the three and six months ended June 30, 1999 and 1998. Certain securities were not included in the computation of GZMO's diluted loss per share for the three and six months ended June 30, 1999 and 1998 because they would have an anti-dilutive effect due to GZMO's net loss for the relevant period. For the three and six months ended June 30, 1999 and 1998, these securities include:


                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
       (AMOUNTS IN THOUSANDS)                                                JUNE 30,                JUNE 30,
       ----------------------------------------------------------------------------------------------------------
                                                                        1999        1998         1999        1998
                                                                        ----        ----         ----        ----
       Shares of GZMO Stock issuable for options.................      1,730       1,177        1,625       1,024
       Warrants to purchase GZMO Stock...........................         10          10           10          10
       GZMO Designated Shares(1).................................      1,410       6,000        1,410       6,000
       Shares of GZMO Stock issuable upon conversion of
           Genzyme's 6% convertible subordinated debentures
           due August 2002 ......................................         --       3,476           --       3,476
                                                                      ------      ------       ------      ------
       Total shares excluded from the GZMO diluted loss
           per share calculation.................................      3,150      10,663        3,045      10,510
                                                                      ======      ======       ======      ======

       (1) GZMO Designated Shares are shares of GZMO Stock that are not issued and outstanding, but which Genzyme's board of directors may from time to time issue, sell or otherwise distribute without allocating the proceeds to GZMO.

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

8.     SEGMENT INFORMATION

       Genzyme's reportable segments are strategic business units or divisions that offer different products and services. Genzyme has five reportable segments:

              -- the Therapeutics business unit, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from Cerezyme[R] enzyme and Ceredase[R] enzyme sales.

              -- the Diagnostic Products business unit, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

              -- GZSP develops, manufactures and markets surgical products for two principal business lines: cardiovascular surgery and general surgery.

              -- GZTR develops and markets biological products for orthopedic injuries, such as cartilage repair, and severe burns.

              -- GZMO is developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

       Information concerning the operations in these reportable segments is as follows (amounts in thousands):

                                 Three Months Ended         Six Months Ended
                                June 30,     June 30,     June 30,     June 30,
                                  1999         1998         1999         1998
                                --------     --------     --------     --------

      Revenues:

      GENZ:
         Therapeutics           $119,233     $ 98,601     $234,264     $192,123

         Diagnostic Products      14,955       17,235       29,647       33,952

      GZSP                        26,681       27,201       54,034       51,428

      GZTR                         4,665        4,345        8,688        7,956

      GZMO                         1,133        1,689        2,746        4,506

      Other                       19,455       24,876       39,910       43,480

      Eliminations/Adjustments       562          927        1,139        1,980
                                --------     --------     --------     --------

      Total                     $186,684     $174,874     $370,428     $335,425
                                ========     ========     ========     ========

      Net Income:

      GENZ:
         Therapeutics           $ 29,553     $ 31,327     $ 63,423     $ 60,249

         Diagnostic Products       1,071          503        2,200          587

      GZSP                       (17,658)      (9,886)     (28,403)     (19,004)

      GZTR                        (8,382)     (10,455)     (17,998)     (21,775)

      GZMO                        (8,158)      (7,447)     (15,218)     (13,987)

      Other                          454         (737)      (1,328)      (2,257)

      Eliminations/Adjustments     9,411        9,791       19,672       17,067
                                --------     --------     --------     --------

      Total                     $  6,291     $ 13,096     $ 22,348     $ 20,880
                                ========     ========     ========     ========

      There has been no material change in segment assets since December 31, 1998.


9.     SUBSEQUENT EVENTS
       On July 1, 1999, the Diagnostics business unit of Genzyme General sold its bioreagent and ELISA immunochemistry product lines to Alexon-Trend Inc., an operating unit of Sybron Laboratory Products Corp., which is a wholly-owned subsidiary of Sybron International Corporation, for $5.0 million in cash.

       On July 27, 1999, Genzyme General acquired Peptimmune, a privately-held biotechnology company that develops therapies for inherited autoimmune disorders, for $6.5 million in cash. The acquisition will be accounted for as a purchase. Peptimmune's lead development program focuses on a treatment for pemphigus vulgaris, a rare genetic disease characterized by severe and potentially fatal blistering of the skin and mucous membranes.

       In July 1999, Genzyme purchased 769,230 shares of the common stock of BioMarin Pharmaceutical, Inc. at a price of $13.00 per share in a private placement contemporaneous with the closing of BioMarin's initial public offering. Following this purchase, Genzyme owns approximately 6.2% of the outstanding shares of BioMarin common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

GENZYME CORPORATION AND SUBSIDIARIES
Since the operating results of Genzyme and its subsidiaries reflect the combined operations of Genzyme General, GZSP, GZTR and GZMO, this discussion summarizes the key factors management considers necessary in reviewing Genzyme's consolidated results of operations. Detailed discussion and analysis of each division's results of operations are provided below under separate headings.

REVENUES

Total revenues for the three and six months ended June 30, 1999 increased 7% and 10% to $186.7 million and $370.4 million, respectively, from $174.9 million and $335.4 million, respectively, in the corresponding periods of 1998.

Product revenues consist of sales by Genzyme General and Genzyme Surgical Products. Product revenues for the three months ended June 30, 1999 increased 8% to $165.9 million from $153.8 million in the comparable period of 1998. For the six months ended June 30, 1999, product revenues increased 12% to $329.6 million from $293.2 million in the same period of 1998. The increase in both periods was primarily due to increased sales of Cerezyme[R] enzyme. Combined sales of Cerezyme[R] enzyme and Ceredase[R] enzyme increased 19% in the three months ended June 30, 1999 to $116.9 million from $98.6 million in the corresponding period of 1998. For the six months ended June 30, 1999, combined sales of Cerezyme[R] enzyme and Ceredase[R] enzyme increased 20% to $230.7 million from $192.1 million in the same period of 1998. The increase in both periods is primarily due to continued strong growth in the number of patients worldwide receiving enzyme replacement therapy for the treatment of Gaucher disease. Genzyme's results of operations are highly dependent on these products, which together represented 70% of total product sales for both periods compared to 64% and 66% for the corresponding periods in last year.

Service revenues consist primarily of genetic testing services performed by Genzyme General, sales of GZTR's Carticel[R] autologous cultured chondrocytes ("Carticel[R] AuCC") and Epicel[TM] skin grafts as well as the provision of services relating to GZMO's SAGE[TM] differential gene expression technology. For the three months and six months ended June 30, 1999, service revenues increased 6% and 5% to $19.8 million and $38.5 million, respectively, from $18.6 million and $36.9 million for the corresponding periods of 1998. The increase in service sales for both the three and six months ended June 30, 1999 is due primarily to increased sales of both Carticel[R] AuCC and services relating to the SAGE[TM] technology and a slight increase in genetic testing service revenue, offset in part by slight reductions in sales of Epicel[TM] skin grafts.

International sales as a percentage of total product and service sales for the three months ended June 30, 1999 and 1998 were 40% and 41%, respectively, as compared to 41% in each of the six months ended June 30, 1999 and 1998.

MARGINS AND OPERATING EXPENSES

Gross margins for the three months ended June 30, 1999 and 1998 were 69% and 65%, respectively, and for the six months ended June 30, 1999 and 1998 were 69% and 64%, respectively. Genzyme provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for both the three and six months ended June 30, 1999 were 73% as compared to product margins of 68% in each of the corresponding periods of 1998. The increase in product margins in each period is primarily due to increased sales volume of Cerezyme[R] enzyme. Service margins were 37% and 36% for the three and six months ended June 30, 1999 as compared to 33% and 34% for the corresponding periods of 1998. In both the three and six months ended June 30, 1999, increased service margins were attributable to higher sales for GZTR and GZMO, offset in part by decreased genetic testing services margins.

Selling, general and administrative ("SG&A") expenses and amortization of intangibles for the three and six months ended June 30, 1999 increased 17% and 14% to $72.5 million and $137.7 million, respectively, from $62.0 million and $120.5 million for the same periods in 1998. The increase for both periods was due primarily to (i) increased staffing in support of the growth in several of Genzyme General's product lines; (ii) costs associated with the market introduction of Thyrogen[R] hormone in January 1999; (iii) an increase in the allowance for doubtful accounts in Genzyme General's genetic testing business unit; and (iv) an increase in GZSP professional service fees in connection with the creation of GZSP as a separate division of Genzyme.

Research and development expenses for the three and six months ended June 30, 1999 increased 51% and 40% to $40.9 million and $73.7 million, respectively, in comparison to $27.0 million and $52.6 million for the corresponding periods of 1998. The increase in both periods is due primarily to; (i) increased costs in connection with the results of ATIII LLC, Genzyme's joint venture with Genzyme Transgenics Corporation ("GTC") for the development and commercialization of transgenic recombinant human antithrombin III; (ii) increased spending on GZMO's small molecule immunotherapy and anti-angiogenesis programs; (iii) increased spending on alpha-galactosidase for the treatment of Fabry disease; and (iv) increased spending on GZSP's cardiovascular gene and cell therapy development programs.

OTHER INCOME AND EXPENSES

Other income and expenses for the three months ended June 30, 1999 was a net other expense of $2.6 million compared to a net other expense of $3.0 million for the three months ended June 30, 1998. Equity in net loss of Genzyme's unconsolidated affiliates increased to $9.0 million for the three months ended June 30, 1999 from $6.3 million for the three months ended June 30, 1998. The change is primarily due to (i) increased losses from GTC; (ii) increased losses from RenaGel LLC, Genzyme's joint venture with GelTex Pharmaceuticals, Inc. ("GelTex") for the development and commercialization of Renagel[R] Capsules;
(iii) increased losses resulting from Diacrin/Genzyme LLC, Genzyme's joint venture with Diacrin, Inc. ("Diacrin") for the development and commercialization of products and processes using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases in humans; (iv) Genzyme's portion of the losses of Pharming/Genzyme LLC, Genzyme's joint venture with Pharming Group N.V. ("Pharming") for the development and commercialization of human alpha-glucosidase as a treatment for Pompe disease, which became effective on October 9, 1998; (v) Genzyme's portion of the losses of BioMarin/Genzyme LLC, Genzyme's joint venture with BioMarin Pharmaceutical Inc. ("BioMarin") for the development and commercialization of alpha-L-iduronidase for the treatment of mucopolysaccharidosis-I, which was established on September 4, 1998; and (vi) Genzyme's portion of the losses of StressGen/Genzyme LLC, Genzyme's joint venture with StressGen Biotechnologies Corporation ("StressGen") and the Canadian Medical Discoveries Fund, Inc. ("CMDF"), for the development of stress gene therapies for the treatment of cancer.

Other income and expense, net, for the three months ended June 30, 1998 includes a gain of $2.4 million on Genzyme's investment in GTC due to the issuance by GTC of shares of its common stock, which was recorded in 1998 and for which there is no comparable amount in the three months ended June 30, 1999. For each of the three months ended June 30, 1999 and 1998, Genzyme recorded minority interest of $0.9 million, representing the portion of the results of ATIII LLC allocated to GTC.

For the three months ended June 30, 1999, other income and expense, net, also includes a charge for an impaired investment of $5.5 million related to a strategic investment whose common stock price decline was considered "other than temporary" and a gain of $7.5 million which represents payment of a previously fully reserved note receivable which Genzyme had received in partial consideration for the sale of Genetic Design, Inc. in 1996.

Investment income increased to $9.1 million for the three months ended June 30, 1999 from $5.3 million for the same period of 1998. The increase was due to higher average cash balances resulting primarily from the net proceeds from the issuance in May 1998 of $250.0 million in principal amount of Genzyme's 5.25% convertible subordinated notes due June 1, 2005 (the "GENZ Notes") and cash generated from operations. Interest expense was $5.6 million for the three months ended June 30, 1999, compared to $5.2 million in corresponding period of 1998. The increase was due primarily to additional interest expense related to the GENZ Notes.

Other income and expenses for the six months ended June 30, 1999 was a net other expense of $6.5 million compared to a net other expense of $7.7 million for the six months ended June 30, 1998. Equity in net loss of Genzyme's unconsolidated affiliates increased to $19.1 million for the six months ended June 30, 1999 from $11.6 million for the six months ended June 30, 1998. The change is primarily due to (i) increased losses from GTC; (ii) increased losses resulting from RenaGel LLC; and (iii) Genzyme's portion of the losses of Pharming/Genzyme LLC and BioMarin/Genzyme LLC.

Other income and expense, net, for the six months ended June 30, 1999 and 1998, also includes gains of $0.6 million and $2.4 million, respectively, on Genzyme's investment in GTC due to issuance by GTC of its common stock and minority interest of $1.7 million in each period representing the portion of the results of ATIII LLC allocated to GTC. For the six months ended June 30, 1999, other income and expense, net, also includes (i) a $2.0 million gain on the sale of Genzyme's remaining shares of TECHNE Corporation common stock; (ii) a charge for an impaired investment of $5.5 million related to a strategic investment whose common stock price decline was considered "other than temporary"; and (iii) a gain of $7.5 million which represents payment of a previously fully reserved note receivable which Genzyme had received in partial consideration for the sale of Genetic Design, Inc. in 1996.

Investment income increased to $17.3 million for the six months ended June 30, 1999 from $8.9 million for the same period of 1998. The increase was due to higher average cash balances resulting primarily from the net proceeds from the issuance in May 1998 of the GENZ Notes and cash generated from operations. Interest expense was $11.1 million for the six months ended June 30, 1999, compared to $9.1 million in corresponding period of 1998. The increase was due primarily to additional interest expense related to the GENZ Notes.

The tax provisions for the three and six months ended June 30, 1999 and 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, the foreign sales corporation, nondeductible amortization of intangibles, tax credits and Genzyme's share of the losses of unconsolidated affiliates. The effective tax rate for the three months ended June 30, 1999 increased to 54% from 40% for the corresponding period of 1998. The effective tax rate for the six months ended June 30, 1999 increased to 44% from 41% for the same period of 1998. The increase in each period is due primarily to an increase in the losses of unconsolidated affiliates and the $5.5 million charge for an impaired investment for which no tax benefit was recognized in the second quarter of 1999.

GENZYME GENERAL
In June 1999, Genzyme created Genzyme Surgical Products from Genzyme's existing surgical products business, which previously operated as a business unit of Genzyme General. On June 28, 1999, Genzyme distributed 0.17901 share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999 and Genzyme General transferred $150.0 million in cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme. Genzyme General's unaudited, combined financial statements reflect the financial position and results of operations and cash flows of Genzyme General as if GZSP had existed as a separate division and the GZSP Stock had been outstanding for all periods.

REVENUES
Total revenues for the three and six months ended June 30, 1999 increased 9% and 12% to $154.2 million and $305.0 million, respectively, from $141.8 million and $271.7 million, respectively, in the corresponding periods of 1998.

Product revenues for the three months ended June 30, 1999 increased 10% to $139.2 million from $126.6 million in the comparable period of 1998. For the six months ended June 30, 1999, product revenues increased 14% to $275.5 million from $241.7 million in the same period of 1998.

Revenues for the Therapeutics business unit consisted primarily of sales of Cerezyme[R] enzyme and Ceredase[R] enzyme, which increased 19% to $116.9 million for the three months ended June 30, 1999 from $98.6 million in the corresponding period in 1998 due to increased sales of Cerezyme[R] enzyme. Combined revenues for Cerezyme[R] enzyme and Ceredase[R] enzyme for the six months ended June 30, 1999 increased 20% to $230.7 million as compared to $192.1 million for the same period of 1998 due to sales of Cerezyme[R] enzyme. The increase in sales of Cerezyme[R] enzyme for both periods is primarily due to continued strong growth in the number of patients worldwide receiving enzyme replacement therapy for the treatment of Gaucher disease. Genzyme General's results of operations are highly dependent on these products, which together represented 84% of product sales for both the three and six months ended June 30, 1999, compared to 78% and 79% in the three and six months ended June 30, 1998, respectively. Therapeutics revenues for the three and six months ended June 30, 1999 also include sales of Thyrogen[R] hormone and lipids and peptides for drug delivery.

Revenues for the Diagnostics business unit decreased 13% for both the three and six months ended June 30, 1999 to $15.0 million and $29.6 million, respectively, from $17.2 million and $34.0 million, respectively for the same periods of 1998. The decrease in diagnostics revenues for the quarter reflects the sale of Genzyme's research products business to TECHNE Corporation in July 1998. The research products business had revenues of approximately $4.0 million per quarter at the time it was sold. Diagnostic product revenues now include royalties on sales by TECHNE's biotechnology group. Excluding revenues from the research products business, diagnostic product sales increased 11% and 13% for the three and six months ended June 30, 1999, respectively, over the corresponding periods in 1998. Revenues from genetic testing services were $14.5 million and $28.4 million for the three and six months ended June 30, 1999, respectively, up slightly in comparison to the corresponding periods of 1998.

International sales as a percentage of total product and service sales for both the three months ended June 30, 1999 and 1998 were 44% and for the six months ended June 30, 1999 and 1998 were 43% and 44%, respectively.

MARGINS AND OPERATING EXPENSES
Gross margins for the both the three and six months ended June 30, 1999 and 1998 were 76% as compared to 70% for both the three and six months ended June 30, 1998. The increase in gross margins for each period is due primarily to increased Cerezyme[R] enzyme sales. Genzyme General provides a broad range of health care products and services, resulting in a range of gross margins depending on the particular market conditions of each product or service. Product margins for both the three and six months ended June 30, 1999 were 81% and 80%, respectively, as compared to product margins of 74% and 73%, respectively, in the corresponding periods of 1998. The increase in product margins in each period is primarily due to increased sales volume of Cerezyme[R] enzyme. Genetic testing service margins for the three and six months ended June 30, 1999 decreased to 38% and 37%, respectively, in comparison to 39% and 40%, respectively, for the corresponding periods of 1998, due primarily to a decrease in capacity utilization in both the three and six months ended June 30, 1999.

SG&A expenses and amortization of intangibles for the three and six months ended June 30, 1999 increased 34% and 24% to $44.4 million and $82.2 million, respectively, from $33.2 million and $66.1 million for the same periods in 1998. The increase for both periods was due primarily to (i) increased staffing in support of the growth in several of Genzyme General's product lines; (ii) costs associated with the market introduction of Thyrogen[R] hormone in January 1999; and (iii) an increase in the allowance for doubtful accounts in Genzyme General's genetic testing business unit.

Research and development expenses for the three and six months ended June 30, 1999 increased 44% and 42% to $24.9 million and $46.0 million, respectively, in comparison to $17.3 million and $32.5 million for the corresponding periods of 1998. The increase in both periods is due primarily to (i) increased costs in connection with the results of ATIII LLC; and (ii) increased spending on the development of alpha-galactosidase for the treatment of Fabry disease.

OTHER INCOME AND EXPENSES

Other income and expenses for the three months ended June 30, 1999 was a net other expense of $0.4 million compared to a net other income of $0.7 million for the three months ended June 30, 1998. Equity in net loss of Genzyme's unconsolidated affiliates increased to $7.0 million for the three months ended June 30, 1999 from $4.1 million for the three months ended June 30, 1998. The change is primarily due to (i) increased losses from GTC; (ii) increased losses from RenaGel LLC; (iii) Genzyme General's portion of the losses Diacrin/Genzyme LLC resulting from the transfer of Genzyme's 50% ownership interest in the joint venture from GZTR to Genzyme General in May 1999; and (iv) Genzyme General's portion of the losses of Pharming/Genzyme LLC and BioMarin/Genzyme LLC.

Other income and expense, net, for the three months ended June 30, 1998 includes a gain of $2.4 million on Genzyme's investment in GTC due to the issuance by GTC of shares of its common stock, which was recorded in 1998 and for which there is no comparable amount in the three months ended June 30, 1999. For each of the three months ended June 30, 1999 and 1998, Genzyme General recorded minority interest of $0.9 million, representing the portion of the results of ATIII LLC allocated to GTC. For the three months ended June 30, 1999, other income and expense, net, also includes a charge for an impaired investment of $5.5 million related to a strategic investment whose common stock price decline was considered "other than temporary" and a gain of $7.5 million which represents payment for previously fully reserved notes receivable which Genzyme General had received in partial consideration for the sale of Genetic Design, Inc. in 1996.

Investment income increased to $8.8 million for the three months ended June 30, 1999 from $4.8 million for the same period of 1998. The increase was due to higher average cash balances resulting primarily from the net proceeds from the issuance in May 1998 of the GENZ Notes and cash generated from operations. Interest expense was $5.1 million for the three months ended June

30, 1999, compared to $3.3 million in corresponding period of 1998. The increase was due primarily to additional interest expense related to the GENZ Notes and the issuance in August 1998 of $21.2 million in principal amount of 5% convertible debentures due 2003 (the "GENZ Debentures").

Other income and expenses for the six months ended June 30, 1999 was a net other expense of $1.9 million compared to a net other expense of $0.4 million for the six months ended June 30, 1998. Equity in net loss of Genzyme's unconsolidated affiliates increased to $14.7 million for the six months ended June 30, 1999 from $6.9 million for the six months ended June 30, 1998. The change is primarily due to (i) increased losses from GTC; (ii) increased losses resulting from RenaGel LLC; and (iii) Genzyme General's portion of the losses of Diacrin/Genzyme LLC, Pharming/Genzyme LLC and BioMarin/Genzyme LLC.

Other income and expense, net, for the six months ended June 30, 1999 and 1998, includes gains of $0.6 million and $2.4 million, respectively, on Genzyme's investment in GTC due to issuance by GTC of its common stock and minority interest of $1.7 million in each period representing the portion of the results of ATIII LLC allocated to GTC. For the six months ended June 30, 1999, other income and expense, net, also includes (i) a $2.0 million gain on the sale of Genzyme's remaining shares of TECHNE common stock; (ii) a charge for an impaired investment of $5.5 million related to a strategic investment whose common stock price decline was considered "other than temporary"; and (iii) a gain of $7.5 million which represents payment for previously fully reserved notes receivable which Genzyme had received in partial consideration for the sale of GDI in 1996.

Investment income increased to $16.7 million for the six months ended June 30, 1999 from $7.7 million for the same period of 1998. The increase was due to higher average cash balances resulting primarily from the net proceeds from the issuance in May 1998 of the GENZ Notes and cash generated from operations. Interest expense was $10.2 million for the six months ended June 30, 1999, compared to $5.3 million in corresponding period of 1998. The increase was due primarily to additional interest expense related to the GENZ Notes and the GENZ Debentures.

The tax provisions for the three and six months ended June 30, 1999 and 1998 vary from the U.S. statutory tax rate because of the provision for state income taxes, the foreign sales corporation, nondeductible amortization of intangibles, tax credits and Genzyme General's share of the losses of unconsolidated affiliates. The effective tax rate for the three months ended June 30, 1999 increased to 42% from 38% for the same period of 1998. For the three months ended June 30, 1999, tax benefits allocated from GZSP, GZTR and GZMO of $6.5 million, $3.4 million and $2.4 million, respectively, reduced Genzyme General's net tax rate to 17%. In the corresponding period of 1998, tax benefits allocated from GZSP, GZTR and GZMO of $3.6 million, $3.4 million and $2.9 million, respectively, reduced Genzyme General's net tax rate to 18%. The effective tax rate for the six months ended June 30, 1999 increased to 40% from 38% for the same period of 1998. For the six months ended June 30, 1999, tax benefits allocated from GZSP, GZTR and GZMO of $10.4 million, $7.4 million and $4.3 million, respectively, reduced Genzyme General's tax rate to 18%. In the corresponding period of 1998, tax benefits allocated from GZSP, GZTR and GZMO of $6.8 million, $7.8 million and $4.1 million, respectively, reduced Genzyme General's tax rate to 17%.

GENZYME SURGICAL PRODUCTS

In June 1999, Genzyme created Genzyme Surgical Products from Genzyme's existing surgical products business, which previously operated as a business unit of Genzyme General. GZSP consists primarily of the products and assets of Genzyme acquired upon the purchase of Deknatel Snowden Pencer, Inc. in 1996, Genzyme's portfolio of hyaluronic acid-based products and product candidates (the "Sepra Products"), and Genzyme's research and development programs in gene and cell therapy for cardiovascular disease. On June 28, 1999, Genzyme distributed
0.17901 share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999. Approximately 14.8 million shares of GZSP Stock were distributed. On June 28, 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme.

REVENUES

For the three and six months ended June 30, 1999 and 1998, Genzyme Surgical Products' total revenue consisted solely of product sales. Product sales in each period consisted primarily of sales of cardiovascular fluid management products, surgical closures, surgical instruments and Seprafilm[R] Bioresorbable Membrane. Total revenues for Genzyme Surgical Products for the three and six months ended June 30, 1999 were $26.7 million and $54.0 million, respectively, as compared to $27.2 million and $51.4 million for the same periods a year ago.

Revenues from cardiovascular surgery products, including chest drainage and fluid management systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery, were $18.0 million and $37.4 million, respectively, for the three and six months ended June 30, 1999, as compared to $18.6 million and $36.9 million for the corresponding periods of 1998. The decreases are primarily attributable to the fluctuating nature of medical device product sales.

Revenues from general surgery products, including Seprafilm[R] Bioresorbable Membrane, other biomaterials and endoscopic instruments, increased 5% to $6.2 million for the three months ended June 30, 1999 as compared to $6.0 million for same period of 1998. For the six months ended June 30, 1999, revenues from general surgery products increased 24% to $12.1 million from $9.8 million in the same period of 1998. Sales of Seprafilm[R] Bioresorbable Membrane for the three months ended June 30, 1999 were $3.5 million compared to $3.4 million in the same period of last year. Sales of Seprafilm[R] Bioresorbable Membrane in the three months ended June 30, 1998 included $1.0 million in distributor rights and milestone revenue for which there were no comparable amounts in the corresponding period of 1999. Sales of Seprafilm[R] Bioresorbable Membrane for the six months ended June 30, 1999 were $6.9 million as compared to $5.3 million in the corresponding period of last year.

Other product revenues for Genzyme Surgical Products include sales of its Snowden-Pencer line of products which includes instruments for plastic surgery and products sold to original equipment manufacturers, primarily sutures. Genzyme Surgical Products' other revenues were $2.4 million and $4.5 million for the three and six months ended June 30, 1999 in comparison to $2.7 million and $4.7 million for corresponding periods of 1998.

Seprafilm[R] Bioresorbable Membrane is being marketed in the United States and Canada by Genzyme General on behalf of Genzyme Ventures II ("GVII"), a joint venture between Genzyme and Genzyme Development Partners, L.P. ("GDP"). In connection with the creation of GZSP, all of Genzyme's rights and obligations with respect to GDP and GVII have been reallocated from Genzyme General to GZSP. Since June 28, 1999, GZSP has marketed Seprafilm[R] Bioresorbable Membrane through Genzyme General and third party distributors. In March 1997, Genzyme and GDP reached agreement concerning the operation of and allocations of profits and losses from GVII. Under the terms of this agreement, Genzyme purchases product from GVII for resale by Genzyme. Genzyme funds the activities of GVII and is reimbursed at cost for SG&A expenses. The first $200,000 of losses generated by GVII were allocated to GDP and thereafter losses are allocated 40% to GDP and 60% to Genzyme, except that if losses would be allocated to the general partner of GDP rather than the limited partners, all of such losses are allocated to Genzyme. GDP will receive the first $5.6 million in profits generated by GVII, GZSP will receive the next $8.4 million in profits and, thereafter, GZSP and GDP will receive 60% and 40%, respectively, of the profits of GVII. In 1997, Genzyme General contributed an additional $1.5 million to GVII through GDP. There were no capital contributions in the three and six months ended June 30, 1999.

International sales as a percentage of total sales for both the three and six months ended June 30, 1999 were 30% as compared to 29% for both the three and six months ended June 30, 1998.

MARGINS AND OPERATING EXPENSES

Total gross margins for the three and six months ended June 30, 1999 were 35% and 38%, respectively, as compared to 44% and 42% for the same periods in 1998. GZSP has several product lines which have a range of gross margins depending on the particular market conditions of each product line. The decrease in product margins in both periods was primarily due to a decrease in fluid management product margins.

SG&A expenses and amortization of intangibles for the three and six months ended June 30, 1999 were $17.9 million and $34.6 million, respectively, as compared to $18.0 million and $33.4 million, respectively, for the same period last year. GZSP incurs direct SG&A costs as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of GZSP. In the three and six months ended June 30, 1999, $3.6 million and $2.7 million, respectively, of SG&A services were provided by Genzyme General as compared to $2.9 million and $5.7 million in the corresponding periods of last year primarily due to higher fringe benefit expenses and $1.6 million in other expenses associated with the establishment of Genzyme Surgical Products as a division of Genzyme.

Research and development expenses for the three and six months ended June 30, 1999 were $9.0 million and $14.6 million, respectively, as compared to $3.8 million and $7.0 million in the same periods of 1998. The increase in both periods is primarily due to higher costs related to the initiation of several clinical trials and a $2.0 million milestone recorded in June 1999 to the company with which Genzyme Surgical Products is collaborating to develop cell therapies for cardiovascular disease. In the three and six months ended June 30, 1999, $4.9 million and $9.2 million, respectively, of research and development services were provided by Genzyne General as compared to $2.5 million and $4.7 million in the corresponding periods of 1998.

OTHER INCOME AND EXPENSES

Other income and expenses was a net other income of $19,000 and $71,000 for the three and six months ended June 30, 1999, respectively, as compared to net other expenses of $8,000 and $26,000, respectively, for the corresponding periods of 1998.

GENZYME TISSUE REPAIR

REVENUES
Total revenues for the three and six months ended June 30, 1999 were $4.7 million and $8.7 million, respectively, representing increases of 7% and 9% over the same periods in 1998. Sales of Carticel[R] AuCC were $3.8 million and $6.7 million for the three and six months ended June 30, 1999, respectively, as compared to $2.5 million and $5.0 million for the three and six months ended June 30, 1998, respectively, representing increases of 52% and 35%. These increases are the result of continued growth. Sales of Epicel[TM] skin grafts decreased to $0.9 million in the three months ended June 30, 1999 from $1.8 million in the three months ended June 30, 1998. For the six months ended June 30, 1999, sales of Epicel[TM] skin grafts decreased to $1.9 million from $3.0 million in the same period of 1998. Revenues from the sale of Epicel[TM] skin grafts fluctuate from period to period depending on the need for severe burn care.

MARGINS AND OPERATING EXPENSES
GZTR's gross margin for the three months ended June 30, 1999 was 31%, as compared to 13% for the three months ended June 30, 1998. Gross margin for the six months ended June 30, 1999 was 28% as compared to 12% in the same period of 1998. The improvement in gross margin is primarily the result of an increase in Carticel[R] AuCC sales and a reduction in labor and manufacturing expenses and decreased material expenses.

SG&A expenses for the three and six months ended June 30, 1999 were $6.1 million and $12.4 million, respectively, as compared to $6.0 million and $12.3 million for the corresponding periods of 1998. GZTR incurs direct SG&A costs as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of GZTR. In the three and six months ended June 30, 1999, $1.4 million and $2.7 million, respectively, of SG&A services were provided by Genzyme General as compared to $1.7 million and $3.4 million for the same periods of 1998.

Research and development expenses for the three and six months ended June 30, 1999 were $2.0 million and $4.0 million, respectively, as compared to $2.8 million and $5.9 million in the comparable periods of 1998, representing decreases of 29% and 33%, respectively. The decreases were the result of a cessation of certain research and development projects. In the three and six months ended June 30, 1999, $1.5 million and $3.0 million, respectively, of research and development services were provided to GZTR by Genzyme General, compared to $2.3 million and $4.5 million in the same periods of 1998.

OTHER INCOME AND EXPENSES
Interest income was $0.1 million and $0.2 million for the three and six months ended June 30, 1999, respectively, compared to interest income of $0.2 million and $0.7 million in the three and six months ended June 30, 1998. The decrease was due primarily to lower average cash balances.

Interest expense was $0.4 million and $0.9 million for the three and six months ended June 30, 1999, respectively, as compared to $0.7 million and $1.5 million for the same periods of 1998. The decrease in interest expense was the result of the completion of the accretion of the conversion feature related to the 6% convertible subordinated note due February 2000 (the "GZTR Note") in the second quarter of 1998, and the conversion of $5.0 million of principal amount of the GZTR Note into shares of GZTR Stock.

On May 26, 1999, Genzyme reallocated its interest in Diacrin/Genzyme LLC from GZTR to Genzyme General in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. For the period from April 1, 1999 through May 26, 1999, GZTR provided $1.5 million in funding to, and realized a net loss of $1.4 million from the joint venture, and in the period from January 1, 1999 through May 26, 1999, GZTR provided $3.6 million to, and realized a net loss of $3.4 million from the joint venture. For the three and six months ending June 30, 1998, GZTR provided $1.4 million and $3.4 million, respectively, of funding to, and realized net losses of $1.7 million and $3.6 million, respectively, from the joint venture.

GENZYME MOLECULAR ONCOLOGY

REVENUES
GZMO recorded service revenues of $0.6 million and $1.5 million, respectively, for the three and six months ended June 30, 1999 as compared to $0.3 million and $1.2 million in the same periods of 1998. Service revenues consisted of service contracts relating to the SAGE[TM] technology performed primarily for third parties. GZMO also recorded research and development revenues of $0.2 million and $0.5, respectively, in the three and six months ended June 30, 1999, as compared to $1.4 million and $3.3 million in the same periods of 1998. These revenues consisted of work performed on behalf of StressGen/Genzyme LLC, in both the three and six months ended June 30, 1999 and 1998, as well as work performed on behalf of Schering-Plough Corporation in the three and six months ended June 30, 1998 for which there was no comparable amount in the same periods of 1999. GZMO recorded licensing revenue of $0.3 million and $0.7 million in the three and six months ended June 30, 1999, as compared to no licensing revenue in the three and six months ended June 30, 1998. Licensing revenue consists of licenses to the SAGE[TM] technology and other of GZMO's therapeutics and diagnostics technology.

MARGINS AND OPERATING EXPENSES

For the three and six months ended June 30, 1999, GZMO recorded cost of revenues of $0.4 million and $1.0 million, respectively, as compared to $1.1 million and $2.3 million in the three and six months ended June 30, 1998. Cost of revenues for each period consisted of work performed on behalf of StressGen/Genzyme LLC, as well as work performed under SAGE[TM] contracts with third parties, and for the three and six months ended June 30, 1998, included contract research in gene therapy. The decrease in cost of revenues was the result of the absence of contract research for the three and six months ended June 30, 1999 and a reduction in the amount of royalties due to a third party on sales of services related to the SAGE[TM] technology.

GZMO recorded $1.4 million and $3.0 million of SG&A expenses in the three and six months ended June 30, 1999, respectively, as compared to $2.0 million and $3.2 million in the comparable periods in 1998. The decrease is due primarily to reduced legal expenses related to patents. GZMO incurs direct SG&A costs as well as an SG&A charge, based on actual amounts incurred, from Genzyme General for SG&A work performed by Genzyme General on behalf of GZMO. In the three and six months ended June 30, 1999, $1.1 million and $2.5 million, respectively, of SG&A services were provided by Genzyme General as compared to $1.6 million and $2.6 million in the corresponding periods of 1998.

Research and development expenses incurred by GZMO in the three and six months ended June 30, 1999 were $4.7 million and $8.6 million, respectively, compared to $2.2 million and $5.5 million in the same periods of 1998. The increase in research and development costs relates to the initiation of a clinical trial for GZMO's melanoma tumor vaccine product and increased research personnel and related expenses associated with the continued development of GZMO's immunotherapy and anti-angiogenesis programs. In the three and six months ended June 30, 1999, $4.6 million and $8.5 million, respectively, of research and development services, were provided by Genzyme General as compared to $2.8 million and $5.5 million in the corresponding periods of 1998.

GZMO's amortization of intangibles was $3.0 million and $5.9 million for the three and six months ended June 30, 1999, respectively, as compared to $3.0 million and $6.1 million for the three and six months ended June 30, 1998, respectively. Amortization of intangibles is attributable to certain intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. on June 18, 1997.

OTHER INCOME AND EXPENSES

Interest income was $0.2 million and $0.3 million for the three and six months ended June 30, 1999 as compared to $0.2 million and $0.5 million in the same periods of 1998. Interest expense was zero and $3,000 for the three and six months ended June 30, 1999 as compared to $1.1 million and $2.3 million in the corresponding periods of 1998. The decrease in interest income results from lower average cash balances. The decrease in interest expense is due to the exchange of debentures convertible into GZMO Stock for the GENZ Debentures in August 1998.

GZMO recorded an equity in the loss of StressGen/Genzyme LLC of $0.6 million and $1.0 million for the three and six months ended June 30, 1999, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 1998, respectively.

GZMO recorded a tax benefit of $0.7 million and $1.3 million for both the three and six months ended June 30, 1999 and June 30, 1998, respectively. This tax benefit is the result of the amortization of the deferred tax liability established upon the acquisition of PharmaGenics.

LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION AND SUBSIDIARIES

As of June 30, 1999, Genzyme had cash, cash equivalents, and short- and long-term investments of $651.8 million, an increase of $76.0 million from December 31, 1998. Operating and financing activities provided $78.6 million and $34.5 million of cash, respectively, investing activities used $83.8 million of cash and fluctuations in exchange rates caused a reduction in cash of $1.9 million. In the six months ended June 30, 1999, financing activities provided $31.5 million of cash proceeds from the exercise of stock options and used $0.8 million of cash for the repayment of debt and capital lease obligations. In the six months ended June 30, 1999, investing activities provided $11.1 million of cash from the sale of Genzyme's remaining shares of TECHNE common stock and $8.3 million from the payment of a note receivable related to the sale of Genetic Design, Inc. Investing activities used $51.4 million of cash for the investment portfolios, $30.4 million of cash to fund capital expenditures, $22.2 million of cash to fund Genzyme's investments in joint ventures and $10.9 million to fund other noncurrent assets. At June 30, 1999, $100.0 million was outstanding under Genzyme's $225 million revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility"), of which $82.0 million was allocated to Genzyme General and $18.0 million was allocated to GZTR.

Genzyme believes that its available cash, investments and cash flow from product and service sales will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as: (i) paying strategic collaborators and funding joint venture obligations, including a $10.0 million milestone payment to GelTex in October 1999 and a $10.0 million equity investment in BioMarin upon completion of their initial public equity offering (see "Subsequent Events" below); (ii) product development and marketing; (iii) expanding facilities; and
(iv) marketing Carticel[R] AuCC, Thyrogen[R] hormone and the Sepra Products. Genzyme's cash resources will be further reduced to pay principal and interest on the following debt: (i) $100.0 million payable in November 1999 under the Revolving Credit Facility; (ii) $21.2 million in principal amount under the GENZ Debentures, which are convertible into GENZ Stock and mature on August 29, 2003;
(iii) $7.4 million in principal amount under the GZTR Note, which is convertible into GZTR Stock and matures on February 27, 2000; and (iv) $250.0 million in principal amount under the GENZ Notes, which are convertible into shares of GENZ Stock, GZMO Stock and GZSP Stock and which mature on June 1, 2005. To the extent cash is used to pay or redeem these debt instruments, including the interest payable thereon, Genzyme's cash resources will be diminished. Genzyme may also require additional capital to finance its activities. There can be no assurance that such financing will be available on terms acceptable to Genzyme, if at all.

GENZYME GENERAL

As of June 30, 1999, Genzyme General had cash, cash equivalents, and short- and long-term investments of $466.5 million, a decrease of $89.6 million from December 31, 1998. Operating activities provided $117.0 million of cash, investing and financing activities used $79.2 million and $48.6 million of cash, respectively, and fluctuations in exchange rates caused a reduction in cash of $1.9 million. In the six months ended June 30, 1999, investing activities provided $11.1 million of cash from the sale of Genzyme's investment in TECHNE common stock $8.3 million from the payment of a note receivable related to the sale Genetic Design, Inc., and $71.5 million of cash from the investment portfolio. Investing activities used $52.4 million for the turnover of the investment portfolio, $28.2 million of cash to fund capital expenditures; $18.6 million of cash to fund Genzyme General's investments in joint ventures; and $9.0 million to fund other noncurrent assets. In the six months ended June 30, 1999, financing activities provided $31.3 million of cash proceeds from the exercise of stock options and used $53.2 million of cash for the allocation of certain assets to GZSP in connection with the creation of GZSP as a separate division of Genzyme, $25.0 million of cash allocated to GZTR in exchange for Genzyme's 50% interest in Diacrin/Genzyme LLC, $5.0 million of cash allocated to GZTR under GZTR's equity line of credit from Genzyme General (the "GZTR Equity Line") and $0.6 million of cash for the repayment of debt and capital lease obligations. At June 30, 1999, $82.0 million of funds allocated to Genzyme General under the Revolving Credit Facility remained outstanding.

In 1998, the Genzyme Board made $30.0 million of Genzyme General's cash available to GZMO under an equity line of credit (the "GZMO Equity Line"). Under the terms of the GZMO Equity Line, GZMO may draw down funds as needed each fiscal quarter in exchange for GZMO Designated Shares. GZMO Designated Shares are shares of GZMO's Stock that are not issued and outstanding, but which Genzyme's board of directors may from time to time issue, sell or otherwise distribute without allocating the proceeds to GZMO. GZMO has not yet drawn any funds under the GZMO Equity Line in 1999.

In 1998, the Genzyme Board made $50.0 million of Genzyme General's cash available to GZTR under the GZTR Equity Line. Under the terms of the GZTR
Equity Line, GZTR may draw down funds as needed each fiscal quarter in exchange for GZTR Designated Shares. GZTR Designated Shares are shares of GZTR Stock that are not issued and outstanding but which Genzyme's board of directors may from time to time issue, sell or otherwise distribute without allocating the proceeds to GZTR. In February 1999, GZTR made a $5.0 million draw under the GZTR Equity Line in exchange for 1,633,399 GZTR Designated Shares. In May 1999, the amount available under the GZTR Equity Line was reduced to $20.0 million due to the transfer of Genzyme's 50% interest in Diacrin/Genzyme LLC from GZTR to Genzyme General.

On June 28, 1999, Genzyme distributed 0.17901 of a share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999. Approximately 14.8 million shares of GZSP Stock were distributed. On June 28, 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme.

Genzyme General believes that its available cash, investments and cash flow from operations will be sufficient to finance its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources, it has committed to utilize a portion of its resources for certain purposes, such as: (i) paying strategic collaborators and funding joint venture obligations, including a $10.0 million milestone payment to GelTex in October 1999 and a $10.0 million equity investment in BioMarin upon completion of their initial public equity offering (see "Subsequent Events" below); (ii) product development and marketing; (iii) expanding facilities; and
(iv) marketing Thyrogen[R] hormone. Genzyme General's cash resources will be further reduced to pay principal and interest on the following debt: (i) $82.0 million under the Revolving Credit Facility; (ii) $21.2 million in principal amount under the GENZ Debentures, which are convertible into shares of GENZ Stock and mature on August 29, 2003; and (iii) $250.0 million in principal amount under the GENZ Notes, which are convertible into shares of GENZ Stock and mature on June 1, 2005. To the extent cash is used to pay or redeem these debt instruments, including the interest payable thereon, Genzyme General's cash will also be diminished. Further, to the extent the liabilities or contingencies of GZSP, GZTR and GZMO affect Genzyme's resources or financial condition, such liabilities or contingencies could affect the financial condition or results of operations of Genzyme General. Genzyme General may require additional capital to finance any activities. There can be no assurance that such financing will be available on terms acceptable to Genzyme General, if at all.

GENZYME SURGICAL PRODUCTS

As of June 30, 1999, Genzyme Surgical Products had cash, cash equivalents, and short- and long-term investments of $152.7 million. GZSP had no cash, cash equivalents, short- and long-term investments as of December 31, 1998. In the six months ended June 30, 1999, operating activities used $25.7 million of cash. In the six months ended June 30, 1999, investing activities used $1.6 million to fund capital expenditures. In the six months ended June 30, 1999, financing activities provided $53.2 million of cash due to the allocation of certain assets from Genzyme General to GZSP in connection with the creation of GZSP as a separate division of Genzyme.

On June 28, 1999, Genzyme distributed 0.17901 of a share of GZSP Stock for each share of GENZ Stock owned on June 14, 1999. Approximately 14.8 million shares of GZSP Stock were distributed. On June 28, 1999, Genzyme General transferred $150.0 million of cash, cash equivalents and investments to GZSP in connection with the creation of GZSP as a separate division of Genzyme.

GZSP believes that its cash resources, together with the revenues generated from its products and distribution agreements, will be sufficient to finance its planned operations and capital requirements through 2001. Although GZSP has substantial cash resources, it may have to utilize a portion of its resources for certain purposes, such as: (i) product development and marketing; (ii) expanding facilities; and (iii) marketing the Sepra Products. In addition, in the event that GZSP exercises the option to purchase the limited partnership interests in GDP and uses cash to pay all or a portion of the purchase price, GZSP's cash resources will be diminished. GZSP's cash requirements may vary materially from those currently anticipated by its management as a result of numerous factors, including without limitation the results of research and development efforts, the ability to establish and maintain strategic alliances, licensing arrangements and additional distribution arrangements, the costs involved in enforcing patent claims and other intellectual property rights, market acceptance of novel approaches and therapies, the development of competitive products, and the ability to satisfy regulatory requirements of the FDA and other governmental authorities. Insufficient funds may require GZSP to delay, scale back or eliminate certain of its research and development programs or to license third parties to commercialize technologies or products that GZSP would otherwise commercialize itself.

GENZYME TISSUE REPAIR
As of June 30, 1999, GZTR had cash and cash equivalents of $25.3 million, an increase of $17.6 million from December 31, 1998. In the six months ended June 30, 1999, GZTR used $8.3 million of cash for operations. Investing activities used $4.1 million of cash, which included $3.6 million used to fund GZTR's investment in Diacrin/Genzyme LLC and $0.6 million used for purchases of property, plant and equipment. Financing activities provided $30.0 million of cash, which consisted of the $25.0 million paid to GZTR in connection with the transfer of Genzyme's interest in Diacrin/Genzyme LLC to Genzyme General, $5.0 million allocated to GZTR under the GZTR Equity Line and $0.2 million of cash proceeds from employee stock plans.

As of June 30, 1999, $18.0 million of funds allocated to GZTR in December 1996 under the Revolving Credit Facility remained outstanding. This $18.0 million is due to be repaid in November 1999.

In the first two quarters of 1999, the holder of the GZTR Note converted an aggregate of $5,040,000 in principal amount in exchange for a total of 2,445,014 shares of GZTR Stock. GZTR paid approximately $306,000 of accrued interest to the holder in connection with these conversions.

On May 26, 1999, the holders of GZTR Stock approved the reallocation of Genzyme's interest in Diacrin/Genzyme LLC from GZTR to Genzyme General in exchange for $25.0 million of cash and a 3% worldwide royalty on any products sold by Diacrin/Genzyme LLC. In connection with the transfer, GZTR received $25.0 million in cash from Genzyme General and the funds available under the GZTR Equity Line were reduced to $20.0 million from $45.0 million. Of the $25.0 million in cash paid to GZTR, $5.0 million is non-refundable and $20.0 million is subject to the successful achievement of certain future milestones by Diacrin/Genzyme LLC. If the milestones are not met, GZTR is required to repay Genzyme General for the advanced milestone funds plus interest in cash or GZTR Designated Shares, at GZTR's option.

GZTR believes its available cash and investments, and amounts available under the GZTR Equity Line will be sufficient to finance planned operations and capital requirements through the end of 1999. GZTR will require substantial additional funds in order to continue operations at current levels beyond 1999. GZTR's plans to raise additional funds include the consideration of the sale of additional equity securities, strategic alliances with third parties to fund further developments and marketing of Carticel[R] AuCC and other business transactions that would generate capital resources to assure continuation of GZTR's operations and research programs. If these initiatives are not successful, GZTR may be required to delay, scale back or eliminate certain of its programs, or to license third parties to commercialize technologies or products that GZTR would otherwise undertake itself.

GENZYME MOLECULAR ONCOLOGY
As of June 30, 1999, GZMO had cash, cash equivalents, and short-term investments of $7.3 million, a decrease of $4.6 million from December 31, 1998. Substantially all of this decrease is attributable to operating activities.

GZMO believes that the existing cash balances, revenues generated from SAGE[TM] agreements, committed research funding from collaborators and cash available under the GZMO Equity Line, will enable GZMO to maintain its current and planned operations through 2000. CMDF has the option to require Genzyme to purchase a portion of CMDF's membership interest in StressGen/Genzyme LLC. If CMDF exercises this option, GZMO may pay the purchase price, at GZMO's option, in cash, shares of GZMO Stock, or a combination of both. To the extent that CMDF exercises its option and GZMO elects to use cash to complete this purchase, GZMO's cash resources will be diminished. Substantial additional funds will be required to complete development and commercialization of GZMO's products and services (other than services related to the SAGE[TM] technology). In addition, GZMO's cash requirements may vary materially from those now planned as a result of numerous factors, including the progress of GZMO's research and development programs, achievement of milestones under strategic alliance arrangements, the ability of GZMO to establish and maintain additional strategic alliances and licensing arrangements, the progress of development efforts of GZMO's strategic partners, competing technological and market developments, the costs involved in enforcing patent claims and other intellectual property rights, the development of competitor products and services and the cost and timing of regulatory approvals. Insufficient funds may require GZMO to delay, scale back or eliminate certain of its programs or to license third parties to commercialize technologies or products that GZMO would otherwise undertake itself.

EURO-THE NEW EUROPEAN CURRENCY
Since December 31, 1998, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts, or any other material contracts as a result of the Euro conversion nor have there been any material changes in Genzyme's competitive position as a result of the conversion. The Company's disclosures related to the Euro conversion are described under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries Financial Condition and Results of Operations - Euro - the New European Currency," in Exhibit 13.1 to the 1998 Genzyme 10-K/A and which is incorporated herein by reference.

YEAR 2000
There have been no material changes in the Company's Year 2000 compliance program or its potential Year 2000 exposure since December 31, 1998. The Company's disclosures related to Year 2000 issues are described under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Year 2000," in
Exhibit 13.1 to the 1998 Genzyme 10-K/A and which is incorporated herein by reference.

MARKET RISK
There have been no material changes in the Company's market risk since December 31, 1998. The Company's disclosure related to market risks are described under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations -- Market Risk," in
Exhibit 13.1 to the 1998 Genzyme 10-K/A and which is incorporated herein by reference.

SUBSEQUENT EVENTS
   On July 1, 1999, Genzyme sold its bioreagent and ELISA immunochemistry product lines to Alexon-Trend Inc., an operating unit of Sybron Laboratory Products Corp., which is a wholly-owned subsidiary of Sybron International Corporation, for $5.0 million in cash.

   On July 27, 1999, Genzyme acquired Peptimmune, a privately-held biotechnology company that develops therapies for inherited autoimmune disorders, for $6.5 million in cash. The acquisition will be accounted for as a purchase. Peptimmune's lead development program focuses on a treatment for pemphigus vulgaris, a rare genetic disease characterized by severe and potentially fatal blistering of the skin and mucous membranes.

   In July 1999, Genzyme purchased 769,230 shares of the common stock of BioMarin Pharmaceutical, Inc. at a price of $13.00 per share in a private placement contemporaneous with the closing of BioMarin's initial public offering. Following this purchase, Genzyme owns approximately 6.2% of the outstanding shares of BioMarin common stock.

   In July and August 1999, the holder of the GZTR Note converted a total of $810,000 in principal amount in exchange for 466,357 shares of GZTR Stock. GZTR paid approximately $67,000 of accrued interest to the holder in connection with these conversions.

                      GENZYME CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, JUNE 30, 1999

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

            There have been no material changes in the Company's market risk since December 31, 1998. The Company's disclosure related to market risks are described under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operation -- Market Risk," in Exhibit
            13.1 to the 1998 Genzyme 10-K/A and which is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            In June 1999, Genzyme's board of directors designated GZSP Stock as a new series of Genzyme common stock. Sixty million shares of GZSP Stock were authorized for issuance from the pool of Genzyme common stock that is undesignated as to series. A description of GZSP Stock is contained in Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999. This description is incorporated herein by reference.

            Also in June 1999, Genzyme's board of directors amended its shareholder rights plan to provide for preferred stock purchase rights to trade with GZSP Stock. A description of these GZSP Stock Purchase Rights is contained in Genzyme's Registration Statement on Form 8-A/A filed with the SEC on June 11, 1999. This description is incorporated herein by reference.

ITEM 4.     Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting of stockholders on May 26, 1999. The following represents the results of the voting on proposals submitted to the stockholders at the annual meeting for a vote:

                    a. Proposal to elect three directors for a term of office expiring in 2002:


                                                                     NUMBER OF VOTES
                                                              -----------------------------
                        NOMINEE                                   FOR            WITHHELD
                                                              ------------   --------------
                          Constantine E. Anagnostopoulos
                           GENZ                                 61,432,667       13,352,420
                           GZTR*                                 1,187,990           18,574
                           GZMO**                                  824,345            9,799
                                                              ------------   --------------
                           Total                                63,445,002       13,380,793

                                                                     NUMBER OF VOTES
                                                              -----------------------------
                        NOMINEE                                   FOR            WITHHELD
                                                              ------------   --------------
                          Robert J. Carpenter
                           GENZ                                 63,212,508       11,572,579
                           GZTR*                                 1,188,051           18,513
                           GZMO**                                  824,349            9,794
                                                              ------------   --------------
                           Total                                65,224,908       11,600,886

                                                                     NUMBER OF VOTES
                                                              -----------------------------
                        NOMINEE                                   FOR            WITHHELD
                                                              ------------   --------------
                          Charles L. Cooney
                           GENZ                                 63,212,476       11,572,611
                           GZTR*                                 1,188,052           18,512
                           GZMO**                                  824,349            9,795
                                                              ------------   --------------
                           Total                                65,224,877       11,600,918

                    Each nominee received a majority of the votes cast and, therefore, was duly elected as a director of the Company. The terms in office of Henri A. Termeer, Henry R. Lewis, Henry E. Blair and Douglas A. Berthiaume continued after the meeting.

                    b. Proposal to approve the Company's 1999 Employee Stock Purchase Plan.

                                 Number of           Number of      Number of Votes           Number of
                                 Votes For         Votes Against      Abstaining           Broker Non-Votes
                                 ---------         -------------    ---------------        ----------------
                    GENZ        71,797,000           2,585,911         393,592                    --
                    GZTR*          986,742             201,457          12,039                    --
                    GZMO**         800,755              27,739           5,649                    --
                                ----------           ---------         -------             ----------------
                    Total       73,584,497           2,815,107         411,280                    --

                    The proposal received the affirmative vote of a majority in interest of the stock present, or represented, and entitled to vote and, therefore, was adopted.***

                    ---------------------
                    * Represents the actual number of GZTR shares voted multiplied by .06
                    **   Represents the actual number of GZMO shares voted
                    multiplied by .08
                    *** For this purpose, abstentions and broker non-votes were not counted.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


ITEM 4.     Submission of Matters to a Vote of Security Holders (continued)


                    c. Proposal to amend the Company's 1990 Equity Incentive Plan to make 500,000 shares of GZSP Stock available for issuance under the plan.

                                   Number of           Number of      Number of Votes           Number of
                                   Votes For         Votes Against      Abstaining           Broker Non-Votes
                                   ---------         -------------    ---------------        ----------------
                    GENZ          59,401,537          14,906,417          477,132                  --
                    GZTR*            975,106             211,799           13,332                  --
                    GZMO**           789,299              37,214            7,631                  --
                                  ----------          ----------          -------
                    Total         61,165,942          15,155,430          498,095                  --


                    The proposal received the affirmative vote of a majority in interest of the stock present, or represented, and entitled to vote and, therefore, was adopted. ***


                    d. Proposal to amend the Company's director stock option plan to make 100,000 shares of GZSP Stock available for issuance under the plan.

                                   Number of           Number of      Number of Votes           Number of
                                   Votes For         Votes Against      Abstaining           Broker Non-Votes
                                   ---------         -------------    ---------------        ----------------
                    GENZ          71,466,259           2,830,833          487,994                  --
                    GZTR*            968,323             217,160           14,754                  --
                    GZMO**           790,256              36,199            7,688                  --
                                  ----------           ---------          -------
                    Total         73,224,838           3,084,192          510,436                  --

                    The proposal received the affirmative vote of a majority in interest of the stock present, or represented, and entitled to vote and, therefore, was adopted. ***


                    e. Proposal to amend the directors' deferred compensation plan to make 50,000 shares of GZSP Stock available for issuance under the plan.

                                   Number of           Number of      Number of Votes           Number of
                                   Votes For         Votes Against      Abstaining           Broker Non-Votes
                                   ---------         -------------    ---------------        ----------------
                    GENZ          72,693,864           1,522,141          569,081                  --
                    GZTR*          1,132,352              52,793           15,093                  --
                    GZMO**           800,163              26,093            7,887                  --
                                  ----------           ---------          -------
                    Total         74,626,379           1,601,027          592,061                  --

                    The proposal received the affirmative vote of a majority in interest of the stock present, or represented, and entitled to vote and, therefore, was adopted. ***



                    ----------------------
                    * Represents the actual number of GZTR shares voted multiplied by .06
                    ** Represents the actual number of GZMO shares voted multiplied by .08
                    *** For this purpose, abstentions and broker non-votes were not counted.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999


ITEM 4.     Submission of Matters to a Vote of Security Holders (continued)


                    f. Proposal to approve the transfer of Genzyme's 50% interest in the joint venture with Diacrin from Genzyme Tissue Repair to Genzyme General.

                                   Number of           Number of      Number of Votes           Number of
                                   Votes For         Votes Against      Abstaining           Broker Non-Votes
                                   ---------         -------------    ---------------        ----------------
                    GZTR           9,873,149             455,506         117,387                    --
                                   ---------             -------         -------
                    Total          9,873,149             455,506         117,387                    --


                    The proposal received the affirmative vote of a majority in interest of the GZTR Stock present, or represented, and entitled to vote, and therefore, was adopted. ***


                    ------------------------
                    *** For this purpose, abstentions and broker non-votes were not counted.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3.1 Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 1 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 18, 1997 (File No. 0-14680), and incorporated herein by reference.

           3.2 By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated December 31, 1991 (File No. 0-14680), and incorporated herein by reference.

           4.1 Series Designation for Genzyme Molecular Oncology Division Common Stock, $.01 par value. Filed as Exhibit 2 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 18, 1997 (File No. 0-14680), and incorporated herein by reference.

           4.2 Series Designation for Genzyme Surgical Products Division Common Stock, $.01 par value. Filed as Exhibit 2 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999 (File No. 0-14680), and incorporated herein by reference.

           4.3 Series Designation for the Series A, Series B, Series C and Series D Junior Participating Preferred Stock, $.01 par value, of Genzyme. Filed as Exhibit 2 to Amendment No. 1 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999 (File No. 0-14680), and incorporated herein by reference.

           4.4 Amended and Restated Renewed Rights Agreement, dated as of
               June 10, 1999, between Genzyme and American Stock Transfer and Trust Company. Filed as Exhibit 4 to Amendment No. 1 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999 (File No. 0-14680), and incorporated herein by reference.

          10.1 Collaboration Agreement dated September 4, 1998 among Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and BioMarin/Genzyme LLC. Previously filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701) and incorporated herein by reference.

          10.2 Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Previously filed as Exhibit 10.25 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701) and incorporated herein by reference.

          10.3 Operating Agreement of BioMarin/Genzyme LLC. Previously filed as
               Exhibit 10.30 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701) and incorporated herein by reference.

          27.1 Financial Data Schedule for Genzyme for the six months ended June 30, 1999 (for EDGAR filing purposes only). Filed herewith.

          27.2 Financial Data Schedule for Genzyme for the six months ended June 30, 1998 (for EDGAR Filing purpose only). Filed herewith.

     (b)  Reports on Form 8-K

          On June 11, 1999, Genzyme filed a Current Report on Form 8-K to announce:

          - the declaration of a tax-free dividend of approximately 0.17901 of a share of GZSP Stock for each share of GENZ Stock held as of June 14, 1999;

          - the reservation of approximately 1,132,000 shares of GZSP Stock for future issuance upon conversion of the GENZ Notes and approximately 327 shares for future issuance in connection with distributions from existing stock accounts under its directors' deferred compensation plan; and

          - the anticipation that the GZSP Stock would begin trading on The Nasdaq National Market[R] under the ticker symbol GZSP on June 28, 1999.

          In this same report, Genzyme also provided:

          - unaudited, combined financial statements and notes thereto for Genzyme Surgical Products for the three months ended March 31, 1999 and 1998 and as of March 31, 1999;

          - certain audited financial statements and notes thereto for Genzyme Surgical Products for the years ended December 31, 1998, 1997 and 1996 and as of December 31, 1998 and 1997; and

          - unaudited combined pro forma financial statements and notes thereto for Genzyme General for the three months ended March 31, 1999, for the year ended December 31, 1998 and as of March 31, 1999 and 1998.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1999

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

          On June 30, 1999, Genzyme filed a Current Report on Form 8-K to announce that on June 28, 1999, Genzyme distributed 0.17901 of a share of GZSP Stock for each share of GENZ Stock held as of the close of business on June 14, 1999. Genzyme announced that it had distributed approximately 14.8 million shares of GZSP Stock and paid cash for fractional shares at a rate of $25 per share. Genzyme also announced that it had reserved 1,130,123 shares of GZSP Stock for future issuance upon conversion of the GENZ Notes and 327 shares for future issuance in connection with distributions from existing stock accounts under Genzyme's directors' deferred compensation plan. Genzyme further announced that GZSP Stock began trading on The Nasdaq National Market[R] under the ticker symbol GZSP on June 28, 1999. In addition, Genzyme also provided in this report:

          - certain unaudited supplemental combined financial statements and notes thereto for Genzyme General for the three months ended March 31, 1999 and 1998 and as of March 31, 1999; and

          - certain audited supplemental combined financial statements and notes thereto for Genzyme General for the years ended December 31, 1998 and 1997 and as of December 31, 1998 and 1997.

                      GENZYME CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, JUNE 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GENZYME CORPORATION



DATE: August 16, 1999                         By: /s/ Michael S. Wyzga
                                                 ------------------------------
                                                 Michael S. Wyzga
                                                 Senior Vice President,
                                                 Finance; Corporate Controller;
                                                 Chief Financial Officer
                                                 and Chief Accounting Officer

                      GENZYME CORPORATION AND SUBSIDIARIES

                            FORM 10-Q, JUNE 30, 1999


                                  EXHIBIT INDEX

 3.1   Restated Articles of Organization of Genzyme, as amended. Filed as
       Exhibit 1 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 18, 1997 (File No. 0-14680), and incorporated herein by reference.

 3.2 By-laws of Genzyme. Filed as Exhibit 3.2 to Genzyme's Form 8-K dated December 31, 1991 (File No. 0-14680), and incorporated herein by reference.

 4.1 Series Designation for Genzyme Molecular Oncology Division Common Stock, $.01 par value. Filed as Exhibit 2 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 18, 1997 (File No. 0-14680), and incorporated herein by reference.

 4.2 Series Designation for Genzyme Surgical Products Division Common Stock, $.01 par value. Filed as Exhibit 2 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999 (File No. 0-14680), and incorporated herein by reference.

 4.3 Series Designation for the Series A, Series B, Series C and Series D Junior Participating Preferred Stock, $.01 par value, of Genzyme. Filed as Exhibit 2 to Amendment No. 1 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999 (File No. 0-14680), and incorporated herein by reference.

 4.4   Amended and Restated Renewed Rights Agreement, dated as of June 10,
       1999, between Genzyme and American Stock Transfer and Trust Company. Filed as Exhibit 4 to Amendment No. 1 to Genzyme's Registration Statement on Form 8-A filed with the SEC on June 11, 1999 (File No. 0-14680), and incorporated herein by reference.

10.1 Collaboration Agreement dated September 4, 1998 among Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and BioMarin/Genzyme LLC. Previously filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701) and incorporated herein by reference.

10.2 Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Previously filed as Exhibit 10.25 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701) and incorporated herein by reference.

10.3   Operating Agreement of BioMarin/Genzyme LLC. Previously filed as Exhibit
       10.30 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701) and incorporated herein by reference.

27.1 Financial Data Schedule for Genzyme for the six months ended June 30, 1999 (for EDGAR filing purposes only). Filed herewith.

27.2 Financial Data Schedule for Genzyme for the six months ended June 30, 1998 (for EDGAR filing purposes only). Filed herewith.