Form 10-Q
period 1999-09-30
GENZYME CORP
filed 1999-11-16
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of each of the issuer's series of common stock as of October 31, 1999:

Genzyme General Division Common Stock.......................  84,130,309
Genzyme Molecular Oncology Division Common Stock............  13,357,763
Genzyme Surgical Products Division Common Stock.............  14,835,161
Genzyme Tissue Repair Division Common Stock.................  25,532,809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1999

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This report contains forward-looking statements regarding our:

     - Planned product development activities;

     - Projected expenditures;

     - Anticipated receipt of regulatory approvals;

     - Plans for sales and marketing;

     - Projected cash needs;

     - Expected financial results;

     - Planned acquisition of Cell Genesys, Inc.; and

     - Considerations regarding the disposition of GZMO designated shares.

     These statements are based upon the current assumptions of our management and are only expectations of future results. These statements are also subject to risks and uncertainties, and our actual results may differ significantly from those that are described in this report. These risks and uncertainties include:

     - Our ability to successfully complete preclinical and clinical development of our products and services;

     - Our ability to manufacture sufficient amounts of our products for clinical trials and commercialization activities;

     - Our ability to obtain timely regulatory approval of our products and services;

     - Our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

     - The content and timing of decisions made by the FDA and other regulatory agencies regarding our products and services;

     - The accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services;

     - Market acceptance of our products and services;

     - Our ability to obtain reimbursement for our products and services from third party payers;

     - Our ability to establish and maintain strategic collaborations and distribution arrangements;

     - The continued funding of our joint ventures;

     - The accuracy of our information regarding the products and resources of our competitors and potential competitors;

     - Our ability, as well as the ability our subsidiaries, significant suppliers, distributors, customers and partners, to be Year 2000 compliant by the end of this year; and

     - The likelihood that the regulatory and other approvals required to complete the Cell Genesys acquisition will be obtained.

     We have filed more detailed descriptions of these risks and uncertainties in some of our recent filings with the SEC. We encourage you to review these descriptions, which can be found in the following places:

     - Exhibit 13.1 to our annual report on Form 10-K for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

     - Exhibit 13.1 to our annual report on Form 10-K for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Genzyme General Division's Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

     - Exhibit 13.3 to our annual report on Form 10-K for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology Division's Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

     - Exhibit 99.3 to our current report on Form 8-K filed with the SEC on June 11, 1999 under the heading "Risk Factors Relating to Genzyme Surgical Products Division Common Stock -- Risks Related to Genzyme Surgical Products."

     - Exhibit 13.2 to our annual report on Form 10-K for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Genzyme Tissue Repair Division's Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS:

     Throughout this report, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation.

     In addition, we refer to our four operating divisions as follows:

     - Genzyme General Division = "Genzyme General"

     - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology"

     - Genzyme Surgical Products Division = "Genzyme Surgical Products"

     - Genzyme Tissue Repair Division = "Genzyme Tissue Repair"

     We also refer to the series of Genzyme common stock that reflect the value and track the performance of these divisions by their Nasdaq trading symbols:

     - Genzyme General Division Common Stock = "GENZ Stock"

     - Genzyme Molecular Oncology Division Common Stock = "GZMO Stock"

     - Genzyme Surgical Products Division Common Stock = "GZSP Stock"

     - Genzyme Tissue Repair Division Common Stock = "GZTR Stock"

     "Genzyme" is a registered trademark and service mark of Genzyme Corporation. All rights reserved.

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.   FINANCIAL INFORMATION
          ITEM 1.    Financial Statements........................................         2
                     GENZYME GENERAL
                     Unaudited, Combined Statements of Operations for the Three
                     and Nine Months Ended September 30, 1999 and 1998...........         2
                     Unaudited, Combined Balance Sheets as of September 30, 1999
                     and December 31, 1998.......................................         3
                     Unaudited, Combined Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998....................         4
                     Notes to Unaudited, Combined Financial Statements...........         5
                     GENZYME MOLECULAR ONCOLOGY
                     Unaudited, Combined Statements of Operations for the Three
                     and Nine Months Ended September 30, 1999 and 1998...........         9
                     Unaudited, Combined Balance Sheets as of September 30, 1999
                     and December 31, 1998.......................................        10
                     Unaudited, Combined Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998....................        11
                     Notes to Unaudited, Combined Financial Statements...........        12
                     GENZYME SURGICAL PRODUCTS
                     Unaudited, Combined Statements of Operations for the Three
                     and Nine Months Ended September 30, 1999 and 1998...........        13
                     Unaudited, Combined Balance Sheets as of September 30, 1999
                     and December 31, 1998.......................................        14
                     Unaudited, Combined Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998....................        15
                     Notes to Unaudited, Combined Financial Statements...........        16
                     GENZYME TISSUE REPAIR
                     Unaudited, Combined Statements of Operations for the Three
                     and Nine Months Ended September 30, 1999 and 1998...........        18
                     Unaudited, Combined Balance Sheets as of September 30, 1999
                     and December 31, 1998.......................................        19
                     Unaudited, Combined Statements of Cash Flows for the Nine
                     Months Ended September 30, 1999 and 1998....................        20
                     Notes to Unaudited, Combined Financial Statements...........        21
                     GENZYME CORPORATION AND SUBSIDIARIES
                     Unaudited, Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1999 and 1998.....        23
                     Unaudited, Consolidated Balance Sheets as of September 30,
                     1999 and December 31, 1998..................................        25
                     Unaudited, Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1999 and 1998...............        26
                     Notes to Unaudited, Consolidated Financial Statements.......        27
          ITEM 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................        34
          ITEM 3.    Quantitative and Qualitative Disclosures About Market
                     Risk........................................................        60
PART II.  OTHER INFORMATION
          ITEM 6.    Exhibits and Reports on Form 8-K............................        60
Signatures.......................................................................        61

                                GENZYME GENERAL

                       COMBINED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                            --------------------    --------------------
                                                              1999        1998        1999        1998
                                                            --------    --------    --------    --------
Total revenues............................................  $157,669    $142,225    $462,640    $413,900
Operating costs and expenses:
  Cost of products and services sold......................    36,437      54,475     109,328     136,082
  Selling, general and administrative.....................    36,388      30,277     114,446      92,736
  Research and development................................    22,884      19,530      68,896      52,039
  Amortization of intangibles.............................     1,978       1,879       6,081       5,516
  Charge for in-process technology........................     5,436          --       5,436          --
                                                            --------    --------    --------    --------
    Total operating costs and expenses....................   103,123     106,161     304,187     286,373
                                                            --------    --------    --------    --------
Operating income..........................................    54,546      36,064     158,453     127,527
Other income (expenses):
  Equity in net loss of unconsolidated affiliates.........    (9,352)     (4,919)    (24,077)    (11,832)
  Gain on affiliate sale of stock.........................     1,164          --       1,770       2,369
  Gain on sale of investment in equity securities.........        --          --       1,963          --
  Minority interest.......................................       843         993       2,573       2,717
  Gain on sale of product line............................       518      31,202       8,018      31,202
  Charge for impaired investment..........................        --          --      (5,487)         --
  Investment income.......................................     6,970       6,974      23,713      14,660
  Interest expense........................................    (5,445)     (5,324)    (15,631)    (10,628)
                                                            --------    --------    --------    --------
    Total other income (expenses).........................    (5,302)     28,926      (7,158)     28,488
                                                            --------    --------    --------    --------
Income before income taxes................................    49,244      64,990     151,295     156,015
Provision for income taxes................................   (19,273)    (24,788)    (59,906)    (59,389)
                                                            --------    --------    --------    --------
Net income................................................    29,971      40,202      91,389      96,626
Tax benefit allocated from Genzyme Molecular Oncology.....     2,016       1,153       6,326       5,238
Tax benefit allocated from Genzyme Surgical Products......     3,841       7,741      14,191      14,578
Tax benefit allocated from Genzyme Tissue Repair..........     2,359       4,656       9,733      12,452
                                                            --------    --------    --------    --------
Net income attributable to GENZ Stock.....................  $ 38,187    $ 53,752    $121,639    $128,894
                                                            ========    ========    ========    ========
Per GENZ common share:
  Net income per GENZ common share -- basic...............  $   0.46    $   0.68    $   1.47    $   1.64
                                                            ========    ========    ========    ========
Weighted average shares outstanding.......................    83,621      79,032      82,741      78,492
                                                            ========    ========    ========    ========
  Net income per GENZ common share -- diluted.............  $   0.43    $   0.64    $   1.38    $   1.57
                                                            ========    ========    ========    ========
Adjusted weighted average shares outstanding..............    94,331      87,882      93,196      83,887
                                                            ========    ========    ========    ========
Net income................................................  $ 29,971    $ 40,202    $ 91,389    $ 96,626
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments..............     6,463      (1,134)     (7,349)     (1,290)
    Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during the period...    18,871        (567)     17,982      (4,210)
    Reclassification adjustment for gains included in net
      income..............................................        --          --       1,945          --
                                                            --------    --------    --------    --------
  Unrealized gains (losses) on securities, net............    18,871        (567)     19,927      (4,210)
Other comprehensive income (loss).........................    25,334      (1,701)     12,578      (5,500)
                                                            --------    --------    --------    --------
Comprehensive income......................................  $ 55,305    $ 38,501    $103,967    $ 91,126
                                                            ========    ========    ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

                            COMBINED BALANCE SHEETS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  203,636       $  100,012
  Short-term investments....................................      220,701          174,421
  Accounts receivable, net..................................      131,893          137,615
  Inventories...............................................       83,700           85,162
  Prepaid expenses and other current assets.................       19,776           27,727
  Due from Genzyme Molecular Oncology.......................        3,173            4,773
  Due from Genzyme Surgical Products........................       13,676               --
  Due from Genzyme Tissue Repair............................          966              548
  Deferred tax assets -- current............................       39,688           39,725
                                                               ----------       ----------
     Total current assets...................................      717,209          569,983
Property, plant and equipment, net..........................      363,436          362,743
Long-term investments.......................................      105,759          281,664
Intangibles, net............................................       78,503           85,851
Deferred tax assets -- noncurrent...........................       25,401           28,138
Investment in equity securities.............................       77,041           51,977
Other.......................................................       31,672           30,035
                                                               ----------       ----------
     Total assets...........................................   $1,399,021       $1,410,391
                                                               ==========       ==========
LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................   $   11,465       $   22,324
  Accrued expenses..........................................       79,713           65,643
  Income taxes payable......................................       26,771           16,532
  Deferred revenue..........................................        1,251            1,231
  Current portion of long-term debt and capital lease
     obligations............................................       83,610           82,568
                                                               ----------       ----------
     Total current liabilities..............................      202,810          188,298
Long-term debt and capital lease obligations................           --            3,087
Convertible subordinated notes and debentures, net..........      272,399          271,559
Other.......................................................        1,852            7,480
                                                               ----------       ----------
     Total liabilities......................................      477,061          470,424
Division equity.............................................      921,960          939,967
                                                               ----------       ----------
     Total liabilities and division equity..................   $1,399,021       $1,410,391
                                                               ==========       ==========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
OPERATING ACTIVITIES:
Net income..................................................  $  91,389    $  96,626
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................     33,553       29,801
    Accrued interest/amortization on bonds..................       (893)      (8,969)
    Provision for bad debts.................................     10,683        3,727
    Loss on sale of plant and equipment.....................      1,157           --
    Equity in net loss of unconsolidated affiliates.........     24,077       11,831
    Gain on affiliate sale of stock.........................     (1,770)      (2,369)
    Minority interest in net loss of subsidiaries...........     (2,573)      (2,717)
    Gain on sale of investment in equity securities.........     (1,963)          --
    Charge for impaired investment..........................      5,487           --
    Charge for in-process research and development..........      5,436           --
    Gain on sale of business................................     (8,018)     (31,202)
    Other...................................................        499          (11)
    Increase (decrease) in cash from working capital
     changes:
      Accounts receivable...................................     (6,289)     (26,661)
      Inventories...........................................     (1,939)      23,837
      Prepaid expenses and other current assets.............      7,839       (4,483)
      Due from Genzyme Molecular Oncology...................      1,600        1,433
      Due from Genzyme Surgical Products....................    (13,676)          --
      Due from Genzyme Tissue Repair........................       (418)        (140)
      Accounts payable, accrued expenses, income taxes
       payable and deferred revenue.........................     44,110       51,454
                                                              ---------    ---------
      Net cash provided by operating activities.............    188,291      142,157
INVESTING ACTIVITIES:
  Purchases of investments..................................   (342,087)    (382,790)
  Sales and maturities of investments.......................    342,010       48,682
  Acquisitions of property, plant and equipment.............    (32,598)     (39,077)
  Sales of property, plant and equipment....................         --          876
  Acquisitions, net of acquired cash and assumed
    liabilities.............................................     (6,500)      (8,324)
  Proceeds from sale of product line........................      5,000       24,760
  Proceeds from sale of equity investment...................     11,090           --
  Investments in unconsolidated affiliates..................    (13,700)     (22,783)
  Investments in joint ventures.............................    (28,912)      (7,004)
  Repayment of notes receivable.............................      8,360           --
  Repayment of loans by affiliates..........................         --        2,019
  Other.....................................................        915          690
                                                              ---------    ---------
      Net cash used in investing activities.................    (56,422)    (382,951)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     55,537       33,000
  Proceeds from issuance of debt............................         --      243,459
  Payments of debt and capital lease obligations............     (3,525)     (13,927)
  Net cash allocated to Genzyme Molecular Oncology for
    designated shares.......................................         --       (5,000)
  Net cash allocated to Genzyme Surgical Products...........    (50,827)     (29,571)
  Net cash allocated (to) from Genzyme Tissue Repair for
    designated shares.......................................    (29,984)          86
  Other.....................................................      3,444        2,485
                                                              ---------    ---------
      Net cash provided by (used in) financing activities...    (25,355)     230,532
Effect of exchange rate changes on cash.....................     (2,890)        (438)
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............    103,624      (10,700)
Cash and cash equivalents at beginning of period............    100,012       65,301
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 203,636    $  54,601
                                                              =========    =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We prepared the unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1998 data to conform to the 1999 presentation.

     These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are combined financial statements, you should also read the financial statements and notes for Genzyme General included in the current report on Form 8-K that we filed with the SEC on June 30, 1999. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

     In June 1999, we created Genzyme Surgical Products. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These financial statements reflect the financial position, results of operations and cash flows of Genzyme General as if Genzyme Surgical Products had existed as a separate division of Genzyme for all periods presented.

2. FINANCIAL INFORMATION

     We present financial information specific to Genzyme General in these unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair as a whole are presented in our unaudited, consolidated financial statements.

3. INVENTORIES

                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                             ------------------    -----------------
                                                     (AMOUNTS IN THOUSANDS)
Raw materials..............................       $27,834               $29,497
Work-in-process............................        43,490                23,359
Finished products..........................        12,376                32,306
                                                  -------               -------
     Total.................................       $83,700               $85,162
                                                  =======               =======

4. ACQUISITION OF PEPTIMMUNE

     In July 1999, we acquired Peptimmune, Inc., a privately-held company whose lead development program focuses on a treatment for pemphigus vulgaris. We allocated this acquisition to Genzyme General. We allocated the aggregate purchase price of $6.5 million and assumed liabilities of $0.3 million to the tangible and intangible assets we acquired from Peptimmune based on their respective fair values (amounts in thousands):

Property, plant & equipment.................................  $  128
Deferred tax asset..........................................   1,229
In-process technology.......................................   5,436
                                                              ------
     Total..................................................  $6,793
                                                              ======

     The $5.4 million allocated to in-process technology represents the value we assigned to Peptimmune's programs that are still in the development stage and for which there is no alternative use. In the third quarter

                                GENZYME GENERAL
of 1999, Genzyme General recorded a one-time charge to operations for the amount of the purchase price allocated to in-process technology.

5. INVESTMENT IN BIOMARIN

     In July 1999, Genzyme General purchased an additional 769,230 shares of the common stock of BioMarin Pharmaceutical Inc. for $10.0 million in a private placement contemporaneous with the closing of BioMarin's initial public offering. We currently own approximately 6% of the outstanding shares of BioMarin common stock. We allocate this investment to Genzyme General.

6. GAIN ON SALE OF PRODUCT LINE

     In July 1999, the Diagnostics business unit of Genzyme General sold its immunochemistry product line to an operating unit of Sybron Laboratory Products Corp. for $5.0 million in cash. In the third quarter of 1999, Genzyme General recorded a gain of $0.5 million related to the sale of this product line.

7. NET INCOME PER SHARE

     The following table sets forth our computation of basic and diluted earnings per share of GENZ Stock:

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    ----------------------    ------------------------
                                                      1999         1998          1999          1998
                                                    ---------    ---------    ----------    ----------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income -- basic...............................   $38,187      $53,752      $121,639      $128,894
Effect of dilutive securities (net of tax):
  5 1/4% convertible subordinated notes(1):
     Interest expense.............................     2,259        2,009         6,208         2,936
     Amortization of purchasers' discount and
       offering costs(2)..........................       161          143           443           207
  5% convertible subordinated debentures(3):
     Interest expense.............................       183           --           502            --
     Amortization of debt offering costs(4).......        30           --            83            --
                                                     -------      -------      --------      --------
Net income -- diluted.............................   $40,820      $55,904      $128,875      $132,037
                                                     =======      =======      ========      ========

                                GENZYME GENERAL

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    ----------------------    ------------------------
                                                      1999         1998          1999          1998
                                                    ---------    ---------    ----------    ----------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Shares used in net income per common
share-basic.......................................    83,621       79,032        82,741        78,492
  Effect of dilutive securities:
     Employee and director stock options..........     3,743        2,200         3,485         2,261
     Warrants.....................................        24            7            27             7
     5 1/4% convertible subordinated notes........     6,313        6,313         6,313         3,053
     5% convertible subordinated debentures.......       630          330           630            74
                                                     -------      -------      --------      --------
  Dilutive potential common shares(5).............    10,710        8,850        10,455         5,395
                                                     -------      -------      --------      --------
Shares used in net income per common
  share-diluted(5)................................    94,331       87,882        93,196        83,887
                                                     =======      =======      ========      ========
Net income per common share -- basic..............   $  0.46      $  0.68      $   1.47      $   1.64
                                                     =======      =======      ========      ========
Net income per common share -- diluted(5).........   $  0.43      $  0.64      $   1.38      $   1.57
                                                     =======      =======      ========      ========

---------------

(1) We issued these notes in May 1998.

(2) We are amortizing the purchasers' discount and offering costs of approximately $7.0 million over the term of these notes, which mature in June 2005.

(3) We issued these debentures in August 1998.

(4) We are amortizing the offering costs of approximately $0.9 million over the term of these debentures, which mature in August 2003.

(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of GENZ Stock:

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------      ------------------
                                                 1999        1998        1999        1998
                                                ------      ------      ------      ------
                                                          (AMOUNTS IN THOUSANDS)
Shares of GENZ Stock issuable for options.....  1,680       3,611       1,621       3,767
Shares of GENZ Stock issuable for warrants....     --          80          27          80
                                                -----       -----       -----       -----
Total shares with exercise prices greater than
  the average market price of GENZ Stock
  during the period...........................  1,680       3,691       1,648       3,847
                                                =====       =====       =====       =====

8. SEGMENT REPORTING

     Genzyme General has two reportable segments:

     - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme(R) enzyme.

     - Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

                                GENZYME GENERAL

     We have provided information concerning the operations in these reportable segments in the following table:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                                     (AMOUNTS IN THOUSANDS)
Revenues:
Therapeutics............................  $123,492    $105,485    $357,756    $297,608
  Diagnostic Products...................    14,286      16,168      43,933      50,120
  Other.................................    19,364      19,417      59,274      62,897
  Eliminations/Adjustments..............       527       1,155       1,677       3,275
                                          --------    --------    --------    --------
Total...................................  $157,669    $142,225    $462,640    $413,900
                                          ========    ========    ========    ========
Net Income:
  Therapeutics..........................  $ 32,556    $ 23,650    $ 99,337    $ 90,461
  Diagnostic Products(1)................     1,063      19,399       3,263      19,920
  Other.................................    (2,630)     (1,871)     (3,958)     (2,182)
  Eliminations/Adjustments..............    (1,018)       (976)     (7,253)    (11,573)
                                          --------    --------    --------    --------
Total...................................  $ 29,971    $ 40,202    $ 91,389    $ 96,626
                                          ========    ========    ========    ========

---------------
(1) Diagnostic Products' net income for the three and nine month periods ended September 30, 1998 includes a $31.2 million gain on the sale of a product line in 1998.

     There has been no material change in segment assets since December 31, 1998.

9. SUBSEQUENT EVENTS

     Information regarding the following events is included in note 10 to our unaudited, consolidated financial statements:

     - Our planned acquisition of Cell Genesys;

     - The refinancing of our revolving credit facility;

     - Our milestone payment to GelTex Pharmaceuticals, Inc.; and

     - Our investment in the convertible preferred stock of Genzyme Transgenics Corporation.

     We incorporate that information into this note by reference.

                           GENZYME MOLECULAR ONCOLOGY

                       COMBINED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Total revenues....................................  $   709    $ 1,985    $  3,455    $  6,491
Operating costs and expenses:
  Cost of revenues................................       62      1,211       1,074       3,534
  Selling, general and administrative.............    1,168      2,105       4,205       5,260
  Research and development........................    3,815      3,249      12,448       8,772
  Amortization of intangibles.....................    2,956      2,956       8,869       9,026
                                                    -------    -------    --------    --------
     Total operating costs and expenses:..........    8,001      9,521      26,596      26,592
                                                    -------    -------    --------    --------
Operating loss....................................   (7,292)    (7,536)    (23,141)    (20,101)
Other income (expenses):
  Equity in net loss of joint venture.............   (1,023)      (266)     (2,030)     (1,244)
  Interest income.................................       99        149         416         633
  Interest expense................................       (5)    (1,089)         (8)     (3,341)
                                                    -------    -------    --------    --------
     Total other income (expenses)................     (929)    (1,206)     (1,622)     (3,952)
                                                    -------    -------    --------    --------
Loss before income taxes..........................   (8,221)    (8,742)    (24,763)    (24,053)
Tax benefit.......................................      662        662       1,986       1,986
                                                    -------    -------    --------    --------
Net loss attributable to GZMO Stock...............  $(7,559)   $(8,080)   $(22,777)   $(22,067)
                                                    =======    =======    ========    ========
Per GZMO common share (basic and diluted).........  $ (0.60)   $ (2.06)   $  (1.80)   $  (5.62)
                                                    =======    =======    ========    ========
Weighted average shares outstanding...............   12,682      3,929      12,672       3,929
                                                    =======    =======    ========    ========
Net loss..........................................  $(7,559)   $(8,080)   $(22,777)   $(22,067)
  Other comprehensive income (loss), net of tax:
     Unrealized gains on securities arising during
       the period.................................       --          2          --           9
                                                    -------    -------    --------    --------
  Comprehensive loss..............................  $(7,559)   $(8,078)   $(22,777)   $(22,058)
                                                    =======    =======    ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

                            COMBINED BALANCE SHEETS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 1,685         $10,868
  Short-term investments....................................          --           1,032
  Accounts receivable, net..................................         256           5,931
  Other current assets......................................          36              85
                                                                 -------         -------
     Total current assets...................................       1,977          17,916
Equipment, net..............................................         506             791
Intangibles, net............................................       8,376          17,245
                                                                 -------         -------
     Total assets...........................................     $10,859         $35,952
                                                                 =======         =======
LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accrued expenses..........................................     $ 1,150         $ 1,273
  Due to Genzyme General....................................       3,173           4,773
  Payable to joint venture..................................       3,281           1,181
  Deferred revenue..........................................         630           1,500
                                                                 -------         -------
     Total current liabilities..............................       8,234           8,727
Deferred tax liability......................................       1,875           3,861
                                                                 -------         -------
     Total liabilities......................................      10,109          12,588
Division equity.............................................         750          23,364
                                                                 -------         -------
     Total liabilities and division equity..................     $10,859         $35,952
                                                                 =======         =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
OPERATING ACTIVITIES:
Net loss....................................................  $(22,777)   $(22,067)
  Reconciliation of net loss to net cash used in operating
     activities:
     Depreciation and amortization..........................     9,063       9,336
     Deferred tax benefit...................................    (1,986)     (1,986)
     Non-cash compensation expense..........................        10          85
     Accrued interest/amortization of marketable
      securities............................................        10         110
     Gain on sale of equipment..............................       (54)         --
     Accretion of debt conversion feature...................        --       2,118
     Equity in loss of joint venture........................     2,030       1,244
     Increase (decrease) in cash from working capital
      changes:
       Accounts receivable..................................     5,675        (525)
       Other current assets.................................        49         264
       Due to Genzyme General...............................    (1,600)     (1,433)
       Accrued expenses, payable to joint venture and
        deferred revenue....................................      (923)        379
                                                              --------    --------
       Net cash used in operating activities................   (10,503)    (12,475)
INVESTING ACTIVITIES:
  Purchases of investments..................................        --      (2,057)
  Maturities of investments.................................     1,022       4,588
  Acquisitions of equipment.................................       (43)       (510)
  Sale of equipment.........................................       188          --
                                                              --------    --------
       Net cash provided by investing activities............     1,167       2,021
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       155          --
  Repayments of debt........................................        --      (5,018)
  Cash allocated from Genzyme General.......................        --       5,000
  Other.....................................................        (2)        (10)
                                                              --------    --------
       Net cash provided by (used in) financing
        activities..........................................       153         (28)
                                                              --------    --------
Decrease in cash and cash equivalents.......................    (9,183)    (10,482)
Cash and cash equivalents at beginning of period............    10,868      15,010
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  1,685    $  4,528
                                                              ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We prepared the unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles can be condensed or omitted.

     These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are combined financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our latest Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2. FINANCIAL INFORMATION

     We present financial information specific to Genzyme Molecular Oncology in these unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair as a whole are presented in our unaudited, consolidated financial statements.

3. STRESSGEN JOINT VENTURE

     We allocate our interest in StressGen/Genzyme LLC, our joint venture with StressGen Biotechnologies Corp. and the Canadian Medical Discoveries Fund Inc. to Genzyme Molecular Oncology. Because the fund had the right to require StressGen and Genzyme Molecular Oncology to repurchase the fund's membership interest in the joint venture, Genzyme Molecular Oncology has been recording 50% of the losses incurred by the joint venture. In August 1999, the fund exercised its option to require Genzyme Molecular Oncology and StressGen to repurchase the fund's interest in the joint venture and Genzyme Molecular Oncology recorded a $1.0 million charge to its statement of operations in connection with this repurchase. In addition, because Genzyme Molecular Oncology's portion of the cumulative losses of the joint venture exceeded its initial capital contribution, it has recorded current liabilities of $3.2 million for the nine month period ended September 30, 1999.

4. NET LOSS PER SHARE

     Information regarding Genzyme Molecular Oncology's net loss per share is included in note 8 to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

5. SUBSEQUENT EVENTS

     Information regarding the following events is included in note 10 to our unaudited, consolidated financial statements:

     - Our planned acquisition of Cell Genesys;

     - The refinancing of our revolving credit facility; and

     - Our repurchase of one-half of the Canadian Medical Discoveries Fund's interest in the StressGen joint venture.

     We incorporate that information into this note by reference.

                           GENZYME SURGICAL PRODUCTS

                       COMBINED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Total revenues..................................  $ 27,385    $ 24,904    $ 81,419    $ 76,332
Operating costs and expenses:
  Cost of products sold.........................    16,798      25,823      50,081      55,805
  Selling, general and administrative...........    15,114      13,356      46,893      43,905
  Research and development......................     7,131       6,060      21,716      13,073
  Amortization of intangibles...................     1,445       1,444       4,306       4,306
                                                  --------    --------    --------    --------
     Total operating costs and expenses.........    40,488      46,683     122,996     117,089
                                                  --------    --------    --------    --------
Operating loss..................................   (13,103)    (21,779)    (41,577)    (40,757)
Other income (expenses):
  Equity in net income (loss) of unconsolidated
     affiliates.................................       (32)          9         (32)        (20)
  Other.........................................        58         235         101         185
  Investment income.............................     2,125          34       2,188         124
  Interest expense..............................        (1)        (18)        (36)        (55)
                                                  --------    --------    --------    --------
     Total other income (expenses)..............     2,150         260       2,221         234
                                                  --------    --------    --------    --------
Net loss attributable to GZSP Stock.............  $(10,953)   $(21,519)   $(39,356)   $(40,523)
                                                  ========    ========    ========    ========
Per GZSP common share (basic and diluted).......  $  (0.74)
                                                  ========
Weighted average shares outstanding.............    14,835
                                                  ========
Pro forma net loss per GZSP common share (basic
  and diluted)..................................              $  (1.45)   $  (2.66)   $  (2.74)
                                                              ========    ========    ========
Pro forma weighted average shares outstanding...                14,800      14,800      14,800
                                                              ========    ========    ========
Net loss........................................  $(10,953)   $(21,519)   $(39,356)   $(40,523)
  Other comprehensive income (loss), net of tax:
     Unrealized losses in securities arising
       during the period........................        (2)         --        (630)         --
                                                  --------    --------    --------    --------
  Other comprehensive loss......................        (2)         --        (630)         --
                                                  --------    --------    --------    --------
  Comprehensive loss............................  $(10,955)   $(21,519)   $(39,986)   $(40,523)
                                                  ========    ========    ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS

                            COMBINED BALANCE SHEETS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 33,909         $     --
  Short-term investments....................................      53,513               --
  Accounts receivable, net..................................      16,640           15,663
  Inventories...............................................      31,089           22,026
  Prepaid expenses and other current assets.................         827            1,932
                                                                --------         --------
     Total current assets...................................     135,978           39,621
Property, plant and equipment, net..........................      16,996           16,249
Long-term investments.......................................      62,191               --
Intangibles, net............................................     173,294          177,897
Other.......................................................         187              449
                                                                --------         --------
     Total assets...........................................    $388,646         $234,216
                                                                ========         ========
LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,793         $  3,925
  Accrued expenses..........................................       5,042            2,982
  Due to Genzyme General....................................      13,676               --
                                                                --------         --------
     Total current liabilities..............................      23,511            6,907
Noncurrent liabilities......................................         221              221
                                                                --------         --------
     Total liabilities......................................      23,732            7,128
Division equity.............................................     364,914          227,088
                                                                --------         --------
     Total liabilities and division equity..................    $388,646         $234,216
                                                                ========         ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS

                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
OPERATING ACTIVITIES:
Net loss....................................................  $(39,356)   $(40,523)
  Reconciliation of net loss to net cash used in operating
     activities:
     Depreciation and amortization..........................     5,860       5,943
     Accrued interest/amortization on bonds.................       989          --
     Loss on sale of plant and equipment....................        12          --
     Provision for bad debts................................       250         120
     Equity in net (income) loss of unconsolidated
      affiliate.............................................        32        (164)
     Increase (decrease) in cash from working capital
      changes:
       Accounts receivable..................................    (1,227)     (1,174)
       Inventories..........................................    (9,063)      6,271
       Prepaid expenses and other assets....................     1,105        (845)
       Due to Genzyme General...............................    13,676          --
       Accounts payable and accrued expenses................     2,928       2,186
                                                              --------    --------
       Net cash used in operating activities................   (24,794)    (28,186)
INVESTING ACTIVITIES:
  Purchases of investments..................................   (15,161)         --
  Sales and maturities of investments.......................    25,130          --
  Acquisitions of property, plant and equipment.............    (2,313)     (1,470)
  Other.....................................................       230         166
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................     7,886      (1,304)
FINANCING ACTIVITIES:
  Payments of debt and capital lease obligations............        --        (136)
  Net cash allocated from Genzyme General...................    50,827      29,571
  Other.....................................................       (10)       (351)
                                                              --------    --------
       Net cash provided by financing activities............    50,817      29,084
Increase (decrease) in cash and cash equivalents............    33,909        (406)
Cash and cash equivalents at beginning of period............        --         975
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 33,909    $    569
                                                              ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We created Genzyme Surgical Products in June 1999. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These financial statements reflect the financial position, results of operations and cash flows of Genzyme Surgical Products as if it had existed as a separate division of Genzyme for all periods presented.

     We prepared the unaudited, combined financial statements for Genzyme Surgical Products following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1998 data to conform to the 1999 presentation.

     These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Surgical Products' financial position and operating results. Since these are combined financial statements, you should also read the financial statements and notes for Genzyme Surgical Products included in the current report on Form 8-K that we filed with the SEC on June 11, 1999. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2. FINANCIAL INFORMATION

     We present financial information specific to Genzyme Surgical Products in these unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair as a whole are presented in our unaudited, consolidated financial statements.

3. INVENTORIES

                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                             ------------------    -----------------
                                                     (AMOUNTS IN THOUSANDS)
Raw materials..............................       $14,746               $11,567
Work-in-process............................         2,242                 1,734
Finished products..........................        14,101                 8,725
                                                  -------               -------
     Total.................................       $31,089               $22,026
                                                  =======               =======

4. NET LOSS PER SHARE

     Information regarding Genzyme Surgical Products' net loss per share is included in note 8 to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

5. SEGMENT INFORMATION

     Genzyme Surgical Products has two reportable segments:

     - Cardiovascular Surgery, which includes chest drainage systems, instruments and closures used in coronary artery bypass, valve replacement, and other cardiothoracic surgeries; and

     - General Surgery, which includes surgical instruments and Sepra Film(R) bioresorbable membrane.

                           GENZYME SURGICAL PRODUCTS

     We have provided information concerning the operations in these reportable segments in the following table:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                              -------    -------    -------    -------
                                                       (AMOUNTS IN THOUSANDS)
Revenues:
Cardiovascular Surgery......................  $19,552    $18,462    $56,985    $55,390
  General Surgery...........................    5,811      4,492     17,946     14,263
  Other.....................................    2,022      1,950      6,488      6,679
                                              -------    -------    -------    -------
     Total..................................  $27,385    $24,904    $81,419    $76,332
                                              =======    =======    =======    =======
Gross Profit:
  Cardiovascular Surgery....................  $ 8,094    $ 8,025    $23,128    $25,052
  General Surgery(1)........................    1,795     (9,766)     6,285     (7,248)
  Other.....................................      698        822      1,925      2,723
                                              -------    -------    -------    -------
     Total..................................  $10,587    $  (919)   $31,338    $20,527
                                              =======    =======    =======    =======

---------------
(1) In the third quarter of 1998, Genzyme Surgical Products recorded a $10.4 million charge to cost of goods sold to reduce Sepra products inventory to net realizable value.

     There has been no material change in segment assets since December 31, 1998.

6. SUBSEQUENT EVENTS

     Information regarding the following events is included in note 10 to our unaudited, consolidated financial statements:

     - The refinancing of our revolving credit facility; and

     - Our distribution agreement with Focal, Inc.

     We incorporate that information into this note by reference.

                             GENZYME TISSUE REPAIR

                       COMBINED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Total revenues....................................  $ 5,682    $ 4,464    $ 14,370    $ 12,420
Operating costs and expenses:
  Cost of services sold...........................    3,558      3,471       9,777      10,481
  Selling, general and administrative.............    5,978      6,043      18,407      18,363
  Research and development........................    2,033      2,553       6,004       8,471
                                                    -------    -------    --------    --------
     Total operating costs and expenses:..........   11,569     12,067      34,188      37,315
                                                    -------    -------    --------    --------
Operating loss....................................   (5,887)    (7,603)    (19,818)    (24,895)
Other income (expenses):
  Equity in net loss of joint venture.............       --     (1,601)     (3,368)     (5,229)
  Interest income.................................      210        281         375         955
  Interest expense................................     (471)      (515)     (1,335)     (2,044)
                                                    -------    -------    --------    --------
     Total other income (expenses)................     (261)    (1,835)     (4,328)     (6,318)
                                                    -------    -------    --------    --------
Net loss attributable to GZTR Stock...............  $(6,148)   $(9,438)   $(24,146)   $(31,213)
                                                    =======    =======    ========    ========
Per GZTR common share (basic and diluted):........  $ (0.25)   $ (0.47)   $  (1.05)   $  (1.55)
                                                    =======    =======    ========    ========
Weighted average shares outstanding...............   24,275     20,289      22,995      20,150
                                                    =======    =======    ========    ========
Net loss..........................................  $(6,148)   $(9,438)   $(24,146)   $(31,213)
  Other comprehensive income (loss), net of tax:
     Unrealized gains on securities arising during
       the period.................................       --          2          --           9
                                                    -------    -------    --------    --------
  Comprehensive loss..............................  $(6,148)   $(9,436)   $(24,146)   $(31,204)
                                                    =======    =======    ========    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR

                            COMBINED BALANCE SHEETS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $14,533         $  7,732
  Accounts receivable, net..................................       5,467            3,833
  Inventories...............................................       2,395            2,645
  Other current assets......................................         990            1,723
                                                                 -------         --------
     Total current assets...................................      23,385           15,933
Equipment, net..............................................       2,603            2,836
Other.......................................................         120              185
                                                                 -------         --------
     Total assets...........................................     $26,108         $ 18,954
                                                                 =======         ========
LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................     $   417         $  1,355
  Accrued expenses..........................................       3,843            2,491
  Due to Genzyme General....................................         966              548
  Current portion of long-term debt.........................       4,123           18,000
                                                                 -------         --------
     Total current liabilities..............................       9,349           22,394
Convertible note, net.......................................          --           12,579
Long-term debt..............................................      18,000               --
Other.......................................................         265              377
                                                                 -------         --------
     Total liabilities......................................      27,614           35,350
Division equity.............................................      (1,506)         (16,396)
                                                                 -------         --------
     Total liabilities and division equity..................     $26,108         $ 18,954
                                                                 =======         ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR

                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
OPERATING ACTIVITIES:
Net loss....................................................  $(24,146)   $(31,213)
  Reconciliation of net loss to net cash used in operating
     activities:
     Depreciation and amortization..........................       985       1,458
     Accretion of debt discount.............................        --         536
     Non-cash compensation expense..........................        --          92
     Accrued interest/amortization on bonds.................        --         188
     Provision for bad debts................................        11         257
     Equity in net loss of joint venture....................     3,368       5,229
     Other..................................................        --        (113)
     Increase (decrease) in cash from working capital
      changes:
       Accounts receivable..................................    (1,645)     (1,710)
       Inventories..........................................       250        (317)
       Prepaid expenses and other...........................       660        (579)
       Due to Genzyme General...............................       418         140
       Accounts payable and accrued expenses................       641          75
                                                              --------    --------
       Net cash used in operating activities................   (19,458)    (25,957)
INVESTING ACTIVITIES:
  Sales and maturities of investments.......................        --      10,614
  Acquisition of equipment..................................      (648)       (466)
  Sale of property, plant and equipment.....................        --      16,500
  Investment in joint venture...............................    (3,595)     (4,983)
  Other.....................................................        34          12
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................    (4,209)     21,677
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............       740       1,881
  Payments of debt and capital lease obligations............      (144)         --
  Net cash allocated (to) from Genzyme General..............    29,984         (86)
  Other.....................................................      (112)         --
                                                              --------    --------
       Net cash provided by financing activities............    30,468       1,795
                                                              --------    --------
Increase (decrease) in cash and cash equivalents............     6,801      (2,485)
Cash and cash equivalents at beginning of period............     7,732      21,120
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 14,533    $ 18,635
                                                              ========    ========
Supplemental disclosure of non-cash activity:
  Debt conversions -- Note 4.

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We prepared the unaudited, combined financial statements for Genzyme Tissue Repair following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1998 data to conform to the 1999 presentation.

     The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Tissue Repair's financial position and operating results. Since these are combined financial statements, you should also read the financial statements and notes for Genzyme Tissue Repair included in our latest Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2. FINANCIAL INFORMATION

     We present financial information specific to Genzyme Tissue Repair in these unaudited, combined financial statements. Accounting policies and financial information relevant to Genzyme, Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair as a whole are presented in our unaudited, consolidated financial statements.

3. INVENTORIES

                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                             ------------------    -----------------
                                                     (AMOUNTS IN THOUSANDS)
Raw materials..............................        $  324               $  264
Work-in-process............................         2,043                2,381
Finished goods(1)..........................            28                   --
                                                   ------               ------
     Total.................................        $2,395               $2,645
                                                   ======               ======

---------------

     (1) Genzyme Tissue Repair began selling biopsy kits in the third quarter of 1999.

4. DEBT CONVERSIONS

     We allocate our 6% convertible subordinated note due February 2000 to Genzyme Tissue Repair. In the first three quarters of 1999, the holder of this note converted an aggregate of $8,230,000 in principal amount in exchange for a total of 4,364,861 shares of GZTR Stock. Genzyme Tissue Repair paid $406,379 of accrued interest to the holder in connection with these conversions.

5. NET LOSS PER SHARE

     Information regarding Genzyme Tissue Repair's net loss per share is included in note 8 to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

6. DIACRIN JOINT VENTURE

     In May 1999, we reallocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. If the joint venture does not achieve certain product development milestones, Genzyme Tissue Repair will be required to refund up to $20.0 million to Genzyme General. Any required refund may be paid in cash, GZTR designated shares, or a combination of both, at Genzyme Tissue Repair's option. GZTR designated

                             GENZYME TISSUE REPAIR
shares are shares of GZTR Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair.

7. SUBSEQUENT EVENT

     Information regarding the refinancing of our revolving credit facility is included in note 10 to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

                      GENZYME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Revenues:
Net product sales...............................  $170,215    $152,453    $499,790    $445,630
  Net service sales.............................    19,952      18,526      58,481      55,397
  Revenue from research and development
     contracts..................................     1,248       2,415       3,572       7,792
                                                  --------    --------    --------    --------
     Total revenues.............................   191,415     173,394     561,843     508,819
Operating costs and expenses:
  Cost of products sold.........................    44,371      71,547     132,757     166,470
  Cost of services sold.........................    12,392      12,290      36,894      36,545
  Selling, general and administrative...........    58,648      51,781     183,951     160,264
  Research and development......................    35,925      32,351     109,632      84,918
  Amortization of intangibles...................     6,128       6,027      18,501      18,092
  Charge for in-process technology..............     5,436          --       5,436          --
                                                  --------    --------    --------    --------
     Total operating costs and expenses.........   162,900     173,996     487,171     466,289
                                                  --------    --------    --------    --------
Operating income (loss).........................    28,515        (602)     74,672      42,530
Other income (expenses):
  Equity in net loss of unconsolidated
     affiliates.................................   (10,407)     (6,777)    (29,507)    (18,325)
  Gain on affiliate sale of stock...............     1,164          --       1,770       2,369
  Minority interest.............................       843         993       2,573       2,717
  Gain on sale of investment....................        --          --       1,963          --
  Gain on sale of product line..................       518      31,202       8,018      31,202
  Charge for impaired investment................        --          --      (5,487)         --
  Other.........................................        58         235         101         185
  Investment income.............................     9,404       7,438      26,692      16,372
  Interest expense..............................    (5,922)     (6,946)    (17,010)    (16,068)
                                                  --------    --------    --------    --------
     Total other income (expenses)..............    (4,342)     26,145     (10,887)     18,452
                                                  --------    --------    --------    --------
Income before income taxes......................    24,173      25,543      63,785      60,982
Provision for income taxes......................   (10,395)    (10,576)    (27,659)    (25,135)
                                                  --------    --------    --------    --------
Net income......................................  $ 13,778    $ 14,967    $ 36,126    $ 35,847
                                                  ========    ========    ========    ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                              --------------------    --------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
Attributable to Genzyme General:
Net income..................................................  $ 29,971    $ 40,202    $ 91,389    $ 96,626
  Tax benefit allocated from Genzyme Molecular Oncology.....     2,016       1,153       6,326       5,238
  Tax benefit allocated from Genzyme Surgical Products......     3,841       7,741      14,191      14,578
  Tax benefit allocated from Genzyme Tissue Repair..........     2,359       4,656       9,733      12,452
                                                              --------    --------    --------    --------
  Net income attributable to GENZ Stock.....................  $ 38,187    $ 53,752    $121,639    $128,894
                                                              ========    ========    ========    ========
Per GENZ common share:
  Net income per Genzyme General common share -- basic......  $   0.46    $   0.68    $   1.47    $   1.64
                                                              ========    ========    ========    ========
Weighted average shares outstanding.........................    83,621      79,032      82,741      78,492
                                                              ========    ========    ========    ========
Net income per GENZ common and common equivalent share --
  diluted...................................................  $   0.43    $   0.64    $   1.38    $   1.57
                                                              ========    ========    ========    ========
Adjusted weighted average shares outstanding................    94,331      87,882      93,196      83,887
                                                              ========    ========    ========    ========
Attributable to Genzyme Molecular Oncology:
  Net loss attributable to GZMO Stock.......................  $ (7,559)   $ (8,080)   $(22,777)   $(22,067)
                                                              ========    ========    ========    ========
  Per GZMO basic and diluted common share:
  Net loss..................................................  $  (0.60)   $  (2.06)   $  (1.80)   $  (5.62)
                                                              ========    ========    ========    ========
  Weighted average shares outstanding.......................    12,682       3,929      12,672       3,929
                                                              ========    ========    ========    ========
Attributable to Genzyme Surgical Products:
  Net loss attributable to GZSP Stock.......................  $(10,953)
                                                              ========
  Per GZSP basic and diluted common share:
  Net loss attributable to GZSP Stock.......................  $  (0.74)
                                                              ========
  Weighted average shares outstanding.......................    14,835
                                                              ========
  Pro forma net loss attributable to GZSP Stock.............              $(21,519)   $(39,356)   $(40,523)
                                                                          ========    ========    ========
  Pro forma net loss per GZSP common share (basic and
    diluted)................................................              $  (1.45)   $  (2.66)   $  (2.74)
                                                                          ========    ========    ========
  Pro forma weighted average shares outstanding.............                14,800      14,800      14,800
                                                                          ========    ========    ========
Attributable to Genzyme Tissue Repair:
  Net loss attributable to GZTR Stock.......................  $ (6,148)   $ (9,438)   $(24,146)   $(31,213)
                                                              ========    ========    ========    ========
  Per GZTR basic and diluted common share:
  Net loss..................................................  $  (0.25)   $  (0.47)   $  (1.05)   $  (1.55)
                                                              ========    ========    ========    ========
  Weighted average shares outstanding.......................    24,275      20,289      22,995      20,150
                                                              ========    ========    ========    ========
Comprehensive income:
Net income..................................................  $ 13,778    $ 14,967    $ 36,126    $ 35,847
  Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments..................     6,463      (1,134)     (7,349)     (1,290)
  Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during the period.....    18,869        (563)     17,352      (4,192)
    Reclassification adjustment for gains included in net
       income...............................................        --          --       1,945          --
                                                              --------    --------    --------    --------
    Unrealized gains (losses) on securities, net............    18,869        (563)     19,297      (4,192)
                                                              --------    --------    --------    --------
  Other comprehensive income (loss).........................    25,332      (1,697)     11,948      (5,482)
                                                              --------    --------    --------    --------
  Comprehensive income......................................  $ 39,110    $ 13,270    $ 48,074    $ 30,365
                                                              ========    ========    ========    ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  253,763       $  118,612
  Short-term investments....................................      274,214          175,453
  Accounts receivable, net..................................      154,256          163,042
  Inventories...............................................      117,184          109,833
  Prepaid expenses and other current assets.................       21,629           31,467
  Deferred tax assets -- current............................       39,688           39,725
                                                               ----------       ----------
     Total current assets...................................      860,734          638,132
Property, plant and equipment, net..........................      383,541          382,619
Long-term investments.......................................      167,950          281,664
Intangibles, net............................................      259,451          279,516
Deferred tax assets -- noncurrent...........................       23,526           24,277
Investment in equity securities.............................       77,041           51,977
Other.......................................................       31,979           30,669
                                                               ----------       ----------
     Total assets...........................................   $1,804,222       $1,688,854
                                                               ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   16,675       $   27,604
  Accrued expenses..........................................       89,818           72,389
  Income taxes payable......................................       26,771           16,543
  Payable to joint venture..................................        3,211            1,181
  Deferred revenue..........................................        1,881            2,731
  Current portion of long-term debt and capital lease
     obligations............................................       87,733          100,568
                                                               ----------       ----------
     Total current liabilities..............................      226,089          221,016
Long-term debt and capital lease obligations................       18,000            3,087
Convertible subordinated notes and debentures, net..........      272,399          284,138
Other.......................................................        2,338            8,078
                                                               ----------       ----------
     Total liabilities......................................      518,826          516,319
Stockholders' equity:
  Preferred Stock...........................................           --               --
  GENZ Stock, $.01 par value................................          841              814
  GZMO Stock, $.01 par value................................          127              126
  GZSP Stock $.01 par value.................................          148               --
  GZTR Stock, $.01 par value................................          255              209
  Treasury Stock -- at cost.................................         (901)            (901)
  Additional paid-in capital -- Genzyme General.............      440,791          593,042
  Additional paid-in capital -- Genzyme Molecular
     Oncology...............................................       63,589           63,427
  Additional paid-in capital -- Genzyme Surgical Products...      543,449          365,785
  Additional paid-in capital -- Genzyme Tissue Repair.......      213,188          174,198
  Retained earnings (accumulated deficit)...................       22,328          (13,798)
  Accumulated other comprehensive income (loss).............        1,581          (10,367)
                                                               ----------       ----------
     Total stockholders' equity.............................    1,285,396        1,172,535
                                                               ----------       ----------
     Total liabilities and stockholders' equity.............   $1,804,222       $1,688,854
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

                      GENZYME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
OPERATING ACTIVITIES:
  Net income................................................   $  36,126      $  35,847
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and amortization..........................      48,706         45,782
     Accretion of debt conversion feature...................          --          2,654
     Deferred income tax benefit............................      (1,986)        (1,986)
     Accrued interest/amortization on investments...........         106         (8,671)
     Gain on sale of investment.............................      (1,963)            --
     Loss on sale of property, plant and equipment..........       1,115             --
     Provision for bad debts and inventory..................      10,944          4,104
     Equity in net loss of unconsolidated affiliates........      29,507         18,140
     Gain on affiliate sale of stock........................      (1,770)        (2,369)
     Minority interest in net loss of affiliates............      (2,573)        (2,717)
     Charge for impaired investment.........................       5,487             --
     Gain on sale of product line...........................      (8,018)       (31,202)
     Charge for in-process technology.......................       5,436             --
     Other..................................................         509             54
     Increase (decrease) in cash from working capital
      changes:
       Accounts receivable..................................      (3,486)       (30,070)
       Inventories..........................................     (10,752)        29,791
       Prepaid expenses and other current assets............       9,653         (5,643)
       Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................      16,495         21,825
                                                               ---------      ---------
       Net cash provided by operating activities............     133,536         75,539
INVESTING ACTIVITIES:
  Purchases of investments..................................    (357,248)      (384,847)
  Sales and maturities of investments.......................     368,162         63,884
  Acquisitions of property, plant and equipment.............     (35,602)       (25,023)
  Sale of property, plant and equipment.....................         188            876
  Acquisitions, net of acquired cash and assumed
     liabilities............................................      (6,500)        (8,324)
  Proceeds from sale of product line........................       5,000         24,760
  Proceeds from sale of investment..........................      11,090             --
  Investment in unconsolidated affiliates...................     (13,700)       (22,783)
  Investment in joint ventures..............................     (32,507)       (11,987)
  Repayment of notes receivable.............................       8,360             --
  Repayment of loans by affiliates..........................          --          2,019
  Other.....................................................       1,179            868
                                                               ---------      ---------
       Net cash used in investing activities................     (51,578)      (360,557)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................      56,432         34,881
  Proceeds from issuance of debt, net.......................          --        243,459
  Payments of debt and capital lease obligations............      (3,669)       (19,081)
  Other.....................................................       3,320          2,124
                                                               ---------      ---------
       Net cash provided by financing activities............      56,083        261,383
Effect of exchange rate changes on cash.....................      (2,890)          (438)
                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents............     135,151        (24,073)
Cash and cash equivalents at beginning of period............     118,612        102,406
                                                               ---------      ---------
Cash and cash equivalents at end of period..................   $ 253,763      $  78,333
                                                               =========      =========
Supplemental disclosure of non-cash activity:
  Debt Conversions -- Note 3.

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1998 data to conform to the 1999 presentation.

     These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are consolidated financial statements, you should also read our financial statements and notes included in our latest Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2. INVENTORIES

                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                             ------------------    -----------------
                                                     (AMOUNTS IN THOUSANDS)
Raw materials..............................       $ 42,904             $ 41,328
Work-in-process............................         47,775               27,474
Finished products..........................         26,505               41,031
                                                  --------             --------
     Total.................................       $117,184             $109,833
                                                  ========             ========

3. DEBT CONVERSIONS

     We allocate our 6% convertible subordinated note due February 2000 to Genzyme Tissue Repair. In the first three quarters of 1999, the holder of this note converted an aggregate of $8,230,000 in principal amount in exchange for a total of 4,364,861 shares of GZTR Stock. We paid $406,379 of accrued interest to the holder in connection with these conversions.

4. ACQUISITION OF PEPTIMMUNE

     In July 1999, we acquired Peptimmune, a privately-held company whose lead development program focuses on a treatment for pemphigus vulgaris. We allocated this acquisition to Genzyme General. We allocated the aggregate purchase price of $6.5 million and assumed liabilities of $0.3 million to the tangible and intangible assets we acquired from Peptimmune based on their respective fair values (amounts in thousands):

Property, plant & equipment.................................  $  128
Deferred tax asset..........................................   1,229
In-process technology.......................................   5,436
                                                              ------
     Total..................................................  $6,793
                                                              ======

     The $5.4 million allocated to in-process technology represents the value we assigned to Peptimmune's programs that are still in the development stage and for which there is no alternative use. In the third quarter of 1999, we recorded a one-time charge to operations for the amount of the purchase price allocated to in-process technology.

5. STRESSGEN JOINT VENTURE

     We allocate our interest in StressGen/Genzyme LLC, our joint venture with StressGen Biotechnologies Corp. and the Canadian Medical Discoveries Fund Inc., to Genzyme Molecular Oncology. Because the fund

                      GENZYME CORPORATION AND SUBSIDIARIES
had the right to require StressGen and Genzyme Molecular Oncology to repurchase the fund's membership interest in the joint venture, Genzyme Molecular Oncology has been recording 50% of the losses incurred by the joint venture. In August 1999, the fund exercised its option to require us and StressGen to repurchase the fund's interest in the joint venture and we recorded a $1.0 million charge to our statement of operations in connection with this repurchase. In addition, because our portion of the cumulative losses of the joint venture exceeded our initial capital contribution, we have recorded current liabilities of $3.2 million for the nine months ended September 30, 1999.

6. INVESTMENT IN BIOMARIN

     In July 1999, we purchased an additional 769,230 shares of the common stock of BioMarin Pharmaceutical Inc. for $10.0 million in a private placement contemporaneous with the closing of BioMarin's initial public offering. We currently own approximately 6% of the outstanding shares of BioMarin common stock. We allocate this investment to Genzyme General.

7. GAIN ON SALE OF PRODUCT LINE

     In July 1999, we sold our immunochemistry product line to an operating unit of Sybron Laboratory Products Corp. for $5.0 million in cash. We had allocated this product line to Genzyme General. In the third quarter of 1999, we recorded a gain of $0.5 million related to the sale of this product line.

                      GENZYME CORPORATION AND SUBSIDIARIES

8. NET INCOME PER SHARE

  Genzyme General:

     The following table sets forth our computation of basic and diluted earnings per share of GENZ Stock:

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    ----------------------    ------------------------
                                                      1999         1998          1999          1998
                                                    ---------    ---------    ----------    ----------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income -- basic...............................   $38,187      $53,752      $121,639      $128,894
Effect of dilutive securities (net of tax):
  5 1/4% convertible subordinated notes(1):
     Interest expense.............................     2,259        2,009         6,208         2,936
     Amortization of purchaser's discount and
       offering costs(2)..........................       161          143           443           207
  5% convertible subordinated debentures(3):
     Interest expense.............................       183           --           502            --
     Amortization of debt offering costs(4).......        30           --            83            --
                                                     -------      -------      --------      --------
Net income -- diluted.............................   $40,820      $55,904      $128,875      $132,037
                                                     =======      =======      ========      ========
Shares used in net income per common
  share -- basic..................................    83,621       79,032        82,741        78,492
  Effect of dilutive securities:
     Employee and director stock options..........     3,743        2,200         3,485         2,261
     Warrants.....................................        24            7            27             7
     5 1/4% convertible subordinated notes........     6,313        6,313         6,313         3,053
     5% convertible subordinated debentures.......       630          330           630            74
                                                     -------      -------      --------      --------
  Dilutive potential common shares(5).............    10,710        8,850        10,455         5,395
                                                     -------      -------      --------      --------
Shares used in net income per common share --
  diluted(5)......................................    94,331       87,882        93,196        83,887
                                                     =======      =======      ========      ========
Net income per common share -- basic..............   $  0.46      $  0.68      $   1.47      $   1.64
                                                     =======      =======      ========      ========
Net income per common share -- diluted(5).........   $  0.43      $  0.64      $   1.38      $   1.57
                                                     =======      =======      ========      ========

---------------
(1) We issued these notes in May 1998.

(2) The purchasers' discount and offering costs of approximately $7.0 million over the term of these notes, which mature in June 2005.

(3) We issued debentures in August 1998.

(4) We are amortizing the offering costs of approximately $0.9 million over the term of these debentures, which mature in August 2003.

(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of GENZ Stock:

                      GENZYME CORPORATION AND SUBSIDIARIES

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      1999     1998     1999     1998
                                                      -----    -----    -----    -----
                                                           (AMOUNTS IN THOUSANDS)
Shares of GENZ Stock issuable for options...........  1,680    3,611    1,621    3,767
Shares of GENZ Stock issuable for warrants..........     --       80       27       80
                                                      -----    -----    -----    -----
Total shares with exercise prices greater than the
  average market price of GENZ Stock during the
  period............................................  1,680    3,691    1,648    3,847
                                                      =====    =====    =====    =====

  Genzyme Molecular Oncology:

     For all periods presented, basic and diluted net loss per GZMO common share are the same. We did not include the securities described in the following table in the computation of Genzyme Molecular Oncology's diluted loss per share for each period because these securities would have an anti-dilutive effect due to Genzyme Molecular Oncology's net loss per share:

                                                     THREE MONTHS        NINE MONTHS
                                                         ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    ---------------    ---------------
                                                    1999      1998     1999      1998
                                                    -----    ------    -----    ------
                                                          (AMOUNTS IN THOUSANDS)
Shares of GZMO Stock issuable for options.........  1,823     1,165    1,752     1,071
Warrants to purchase GZMO Stock...................     10        10       10        10
Shares of GZMO Stock issuable upon conversion of
  the 5 1/4% convertible subordinated notes.......    682       682      682       682
GZMO designated shares(1).........................    728     9,446      728     9,446
                                                    -----    ------    -----    ------
Total shares excluded from the diluted loss per
  GZMO share calculation..........................  3,243    11,303    3,172    11,209
                                                    =====    ======    =====    ======

---------------
(1) GZMO designated shares are shares of GZMO Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology.

  Genzyme Surgical Products:

     We disclose pro forma net loss per share for Genzyme Surgical Products for the three months ended September 30, 1998 and for the nine months ended September 30, 1999 and 1998 because GZSP Stock was not outstanding for all of these periods.

     For all periods presented, basic and diluted net loss per GZSP common share are the same regardless of whether the number of shares is calculated on an actual or pro forma basis. We did not include the securities described in the following table in the computation of Genzyme Surgical Products' diluted or pro forma diluted loss per share for each period because these securities would have an anti-dilutive effect due to Genzyme Surgical Products' net loss per share:

                      GENZYME CORPORATION AND SUBSIDIARIES

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------    ------------------
                                                  1999         1998      1999        1998
                                                 ------        -----    ------       -----
                                                          (AMOUNTS IN THOUSANDS)
Shares of GZSP Stock issuable for options......  2,941          --      2,941         --
Shares of GZSP Stock issuable upon conversion
of the 5 1/4% convertible subordinated notes...  1,130          --      1,130         --
                                                 -----          --      -----         --
Total shares excluded from the diluted loss per
  GZSP share calculation.......................  4,071          --      4,071         --
                                                 =====          ==      =====         ==

  Genzyme Tissue Repair:

     For all periods presented, basic and diluted net loss per GZTR common share are the same. We did not include the securities described in the following table in the computation of Genzyme Tissue Repair's diluted loss per share for each period because these securities would have an anti-dilutive effect due to Genzyme Tissue Repair's net loss per share:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   1999        1998      1999        1998
                                                  ------      ------    ------      ------
                                                           (AMOUNTS IN THOUSANDS)
Shares of GZTR Stock issuable for options.......  4,218       3,223     4,103       3,059
GZTR designated shares(1).......................  2,260         782     2,260         782
Shares of GZTR Stock issuable upon conversion of
  the 6% convertible subordinated note..........  3,445       4,199     3,445       4,199
                                                  -----       -----     -----       -----
Total shares excluded from the diluted loss per
  GZTR share calculation........................  9,923       8,204     9,808       8,040
                                                  =====       =====     =====       =====

---------------
(1) GZTR designated shares are shares of GZTR Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair.

9. SEGMENT REPORTING

     We have five reportable segments:

     - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme(R) enzyme.

     - Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

     - Genzyme Molecular Oncology, which is developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

     - Genzyme Surgical Products, which develops, manufactures and markets surgical products for cardiovascular surgery and general surgery.

     - Genzyme Tissue Repair, which develops and markets biological products for orthopedic injuries, such as cartilage repair, and severe burns.

                      GENZYME CORPORATION AND SUBSIDIARIES

     We have provided information concerning the operations in these reportable segments in the following table:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                                     (AMOUNTS IN THOUSANDS)
Revenues:
Genzyme General:
     Therapeutics.......................  $123,492    $105,485    $357,756    $297,608
     Diagnostic Products................    14,286      16,168      43,933      50,120
  Genzyme Molecular Oncology............       709       1,985       3,455       6,491
  Genzyme Surgical Products.............    27,385      24,904      81,419      76,332
  Genzyme Tissue Repair.................     5,682       4,464      14,370      12,420
  Other.................................    19,364      19,417      59,274      62,897
  Eliminations/Adjustments..............       497         971       1,636       2,951
                                          --------    --------    --------    --------
Total...................................  $191,415    $173,394    $561,843    $508,819
                                          ========    ========    ========    ========
Net Income:
  Genzyme General:
     Therapeutics.......................  $ 32,556    $ 23,650    $ 99,337    $ 90,461
     Diagnostic Products(1).............     1,063      19,399       3,263      19,920
  Genzyme Molecular Oncology............    (7,559)     (8,080)    (22,777)    (22,067)
  Genzyme Surgical Products(2)..........   (10,953)    (21,519)    (39,356)    (40,523)
  Genzyme Tissue Repair.................    (6,148)     (9,438)    (24,146)    (31,213)
  Other.................................    (2,630)     (1,871)     (3,958)     (2,182)
  Eliminations/Adjustments..............     7,449      12,826      23,763      21,451
                                          --------    --------    --------    --------
Total...................................  $ 13,778    $ 14,967    $ 36,126    $ 35,847
                                          ========    ========    ========    ========

---------------
(1) Diagnostic Products' net income for the three and nine month periods ended September 30, 1998 includes a $31.2 million gain on the sale of a product line in 1998.

(2) In the third quarter of 1998, Genzyme Surgical Products recorded a $10.4 million charge to cost of goods sold to reduce Sepra products inventory to net realizable value.

     There has been no material change in segment assets since December 31, 1998.

10. SUBSEQUENT EVENTS

  Cell Genesys:

     In October 1999, we entered into an agreement to acquire Cell Genesys, Inc., a gene therapy company, for approximately $350 million in GENZ Stock. The acquisition, which we expect to complete in the first quarter of 2000, is subject to:

     - Approval by Cell Genesys' shareholders;

     - Clearance under federal antitrust laws; and

     - Other customary closing conditions.

                      GENZYME CORPORATION AND SUBSIDIARIES

     In connection with this acquisition, our board of directors has approved the allocation of Cell Genesys' cancer programs and product candidates and $60.0 million in cash to Genzyme Molecular Oncology. In exchange for those assets, Genzyme Molecular Oncology will reserve approximately 12.5 million GZMO designated shares for the benefit of Genzyme General.

  New Credit Facility:

     In November 1999, our $225.0 million revolving credit facility matured. We refinanced this facility with a $50.0 million revolving credit facility that matures in November 2000 and a $100.0 million revolving credit facility that matures in November 2002. When we refinanced the credit facility, $100.0 million was outstanding. Of this amount, we:

     - Repaid the $82.0 million that was allocated to Genzyme General; and

     - Refinanced the $18.0 million that was allocated to Genzyme Tissue Repair under the new credit facility.

  Genzyme Transgenics:

     In November 1999, we purchased $12.5 million in shares of Series B convertible preferred stock of Genzyme Transgenics Corporation. We can convert these shares into shares of Genzyme Transgenics common stock at any time at a price of $6.30 per share. We will receive an escalating annual dividend of between 11% and 12% on amounts that we convert into common stock.

  Focal:

     In October 1999, we entered into an agreement with Focal, Inc. under which Genzyme Surgical Products will distribute and sell Focal's surgical sealants in North America for selected indications following FDA approval. In November 1999, we purchased 810,372 shares of Focal common stock for $5.0 million. We are also committed, at Focal's option, to make future equity investments of up to $15.0 million subject to certain conditions.

  GelTex:

     In November 1999, we made a $10.0 milestone payment to GelTex Pharmaceuticals, Inc. as required under our joint venture agreements.

  StressGen:

     In August 1999, the Canadian Medical Discoveries Fund exercised its option to require us and StressGen to repurchase the fund's interest in StressGen/Genzyme LLC. We repurchased one-half of the fund's interest in the joint venture in October 1999 for approximately $3.9 million by issuing to the fund 617,200 shares of GZMO Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains five sets of financial statements: one that presents our results on a consolidated basis and one for each of our four operating divisions. The discussion that follows is a summary of the factors our management believes are necessary for an understanding of each of the five sets of financial statements.

A. RESULTS OF OPERATIONS

                              GENZYME CORPORATION

     The components of our consolidated statements of operations are described in the following table:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues............  $191,415    $173,394       10%      $561,843    $508,819       10%
Cost of products sold.....    44,371      71,547      (38)%      132,757     166,470      (20)%
Cost of services sold.....    12,392      12,290        1%        36,894      36,545        1%
Selling, general and
  administrative..........    58,648      51,781       13%       183,951     160,264       15%
Research and
  development.............    35,925      32,351       11%       109,632      84,918       29%
Amortization of
  intangibles.............     6,128       6,027        2%        18,501      18,092        2%
Purchase of in-process
  research and
  development.............     5,436          --      N/A          5,436          --      N/A
                            --------    --------                --------    --------
     Total operating costs
       and expenses.......   162,900     173,996       (6)%      487,171     466,289        4%
                            --------    --------                --------    --------
Operating income (loss)...    28,515        (602)     N/A         74,672      42,530       76%
Other income (expenses),
  net.....................    (4,342)     26,145     (117)%      (10,887)     18,452     (159)%
                            --------    --------                --------    --------
Income before income
  taxes...................    24,173      25,543       (5)%       63,785      60,982        5%
Provision for income
  taxes...................   (10,395)    (10,576)      (2)%      (27,659)    (25,135)      10%
                            --------    --------                --------    --------
Net income................  $ 13,778    $ 14,967       (8)%     $ 36,126    $ 35,847        1%
                            ========    ========                ========    ========

  REVENUES

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue...........  $170,215    $152,453       12%      $499,790    $445,630       12%
Service revenue...........    19,952      18,526        8%        58,481      55,397        6%
                            --------    --------                --------    --------
     Total product and
       service revenue....   190,167     170,979       11%       558,271     501,027       11%
Research and development
  revenue.................     1,248       2,415      (48)%        3,572       7,792      (54)%
                            --------    --------                --------    --------
     Total revenues.......  $191,415    $173,394       10%      $561,843    $508,819       10%
                            ========    ========                ========    ========

     Product Revenue:

     We derive product revenue from sales by Genzyme General of therapeutic and diagnostic products and sales by Genzyme Surgical Products of cardiovascular and general surgery products. Our increase in product revenue during both periods is largely due to increased sales of Cerezyme(R) enzyme, which is a therapy for the treatment of Gaucher disease. The increase in sales of Cerezyme(R) enzyme is attributable to our identification of new Gaucher disease patients throughout the world. We also sell Ceredase(R) enzyme for the treatment of Gaucher disease, but we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme(R) enzyme. We have provided information regarding the growth in sales of our Gaucher disease therapies during both periods in the following table:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales of Cerezyme(R)
  enzyme and
  Ceredase(R)enzyme.......  $121,058    $105,485       15%      $351,716    $297,609       18%
% of total product
revenue...................        71%         69%                     70%         67%

     Our results of operations are highly dependent on sales of Cerezyme(R) enzyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Revenue from Cerezyme(R) enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. We are aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future.

Service Revenue:

     We derive service revenue from four principal sources:

     - Genetic testing services performed by Genzyme General;

     - Genzyme Tissue Repair's Carticel(R) chondrocytes for the treatment of cartilage damage;

     - Genzyme Tissue Repair's Epicel(TM) skin grafts for the treatment of severe burns; and

     - Genomics services using Genzyme Molecular Oncology's SAGE(TM) gene expression technology.

     Our service revenue increased during the three month period ended September 30, 1999 as a result of increases in the provision of genetic testing services as well as increased sales of Carticel(R) chondrocytes and Epicel(TM) skin grafts. Sales of genomics services decreased during this period.

     During the nine month period ended September 30, 1999, increases in revenue from genetic testing services and Carticel(R) chondrocytes resulted in an increase in service revenues. Sales of Epicel(TM) skin grafts and genomics services decreased during this period.

     The increase in genetic testing service revenue during both periods is a result of growth in sales of our DNA and cancer testing services. The increase in sales of Carticel(R) chondrocytes during both periods is a result of continued increases in the numbers of patients treated and surgeons trained as well as an increase in the number of insurance reimbursement approvals. Revenue from Epicel(TM) skin grafts varies widely from quarter to quarter depending on the number of patients requiring severe burn care.

International Product and Service Sales:

     A substantial portion of our revenue is generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme(R) enzyme.

                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and
  service revenue...........  $74,929    $66,592      13%       $224,129    $202,308      11%
% of total product and
service revenue.............      39%        39%                     40%         40%

  MARGINS

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin............  $125,844    $ 80,906      56%       $367,033    $279,160      31%
% of product revenue......       74%         53%                     73%         63%
Service margin............     7,560       6,236      21%         21,587      18,852      15%
% of service revenue......       38%         34%                     37%         34%
Total gross margin........  $133,404    $ 87,142      53%       $388,620    $298,012      30%
% of total product and
  service revenue.........       70%         51%                     70%         59%

     We provide a broad range of health care products and services. As a result, our gross margins vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme(R) enzyme, result in higher margins than surgical and diagnostic products.

     During the third quarter of 1998, we recorded a $25.2 million charge to cost of products sold. The components of this charge are:

     - A $14.8 million charge allocated to Genzyme General to write down excess inventory used to make Ceredase(R) enzyme. We took this charge following our determination that, based on the status of our efforts to convert Gaucher disease patients to a treatment regimen using Cerezyme(R) enzyme, our existing supply of Ceredase(R) enzyme was sufficient to meet estimated patient needs.

     - A $10.4 million charge allocated to Genzyme Surgical Products to write down our inventory of Sepra products to net realizable value. The Sepra products are our line of products and product candidates designed to limit post-operative adhesions.

Without the effect of this charge, our product margin for the three months ended September 30, 1998 would have been 70% and our total gross margin during that period would have been 66%. For the nine months ended September 30, 1998, our product margin would have been 68% and our total gross margin would have been 65% absent this charge.

     Excluding the charge described above, the increases in product margin and total gross margin during both periods are a result of increased sales of Cerezyme(R) enzyme.

     Our service margin also increased during both periods. These increases are attributable to:

     - An increase in sales of DNA and cancer testing services;

     - Increased sales of Carticel(R) chondrocytes and, in the three-month period, Epicel(TM) skin grafts; and

     - A reduction in labor, materials and production costs for Carticel(R) chondrocytes and Epicel(TM) skin grafts.

     These increases were offset, however, by reduced margins from our genomics services business due to lower sales volume.

  OPERATING EXPENSES

     The increase in selling, general and administrative expenses in both periods is related to:

     - Increased staffing to support the growth in several of Genzyme General's product lines;

     - An increased reserve for doubtful accounts in Genzyme General's genetic testing business;

     - Costs associated with the market introduction of Thyrogen(R) hormone in January 1999; and

     - An increase in professional service fees in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme.

     The increase in research and development expenses in both periods is a result of:

     - Increased costs in connection with the results of ATIII LLC, our joint venture with Genzyme Transgenics Corporation for the development and commercialization of transgenic recombinant human antithrombin III; and

     - Increased spending on our program to develop alpha-galactosidase for the treatment of Fabry disease.

     In the fourth quarter of 1998, we began amortizing a milestone payment that we made to GelTex Pharmaceuticals, Inc. upon FDA approval of Renagel(R) capsules for the reduction of serum phosphorus in patients with end-stage renal disease on hemodialysis. As a result, amortization of intangibles increased slightly during both periods.

  OTHER INCOME AND EXPENSES

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                             -------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                             --------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated
  affiliates...............  $(10,407)   $(6,777)       54%     $(29,507)   $(18,325)       61%
Gain on affiliate sale of
stock......................     1,164         --       N/A         1,770       2,369       (25)%
Minority interest..........       843        993       (15)%       2,573       2,717        (5)%
Gain on sale of
  investment...............        --         --        --         1,963          --       N/A
Gain on sale of product
  line.....................       518     31,202       (98)%       8,018      31,202       (74)%
Charge for impaired
  investment...............        --         --        --        (5,487)         --       N/A
Other......................        58        235       (75)%         101         185       (45)%
Investment income..........     9,404      7,438        26%       26,692      16,372        63%
Interest expense...........    (5,922)    (6,946)      (15)%     (17,010)    (16,068)        6%
                             --------    -------      ----      --------    --------      ----
     Total other income
       (expense), net......  $ (4,342)   $26,145      (117)%    $(10,887)   $ 18,452      (159)%
                             ========    =======      ====      ========    ========      ====

     Equity in Net Loss of Unconsolidated Affiliates:

     We currently own approximately 36% of the common stock of Genzyme Transgenics and record in net loss of unconsolidated affiliates our portion of its results. We also record the results of the following joint ventures in net loss of unconsolidated affiliates:

JOINT VENTURE       PARTNER(S)       EFFECTIVE DATE    PRODUCT/INDICATION    GENZYME DIVISION
-------------  --------------------  --------------  ----------------------  ----------------
RenaGel LLC    GelTex                June 1997       Renagel(R) capsules     Genzyme General
               Pharmaceuticals,                      for the reduction of
               Inc.                                  serum phosphorus in
                                                     patients with
                                                     end-stage renal
                                                     disease on
                                                     hemodialysis
BioMarin/      BioMarin              September 1998  Alpha-L-iduronidase     Genzyme General
Genzyme LLC    Pharmaceutical Inc.                   for the treatment of
                                                     mucopolysaccharidosis-I
Pharming/      Pharming Group, N.V.  October 1998    Human                   Genzyme General
Genzyme LLC                                          alpha-glucosidase for
                                                     the treatment of Pompe
                                                     disease

JOINT VENTURE       PARTNER(S)       EFFECTIVE DATE    PRODUCT/INDICATION    GENZYME DIVISION
-------------  --------------------  --------------  ----------------------  ----------------
Diacrin/       Diacrin, Inc.         October 1996    Products using porcine  Genzyme Tissue
Genzyme LLC                                          fetal cells for the     Repair (until
                                                     treatment of            May 1999);
                                                     Parkinson's and         Genzyme General
                                                     Huntington's diseases   (after May 1999)
StressGen/     StressGen             July 1997       Stress gene therapies   Genzyme
Genzyme LLC    Biotechnologies                       for the treatment of    Molecular
               Corp.; Canadian                       cancer                  Oncology
               Medical Discoveries
               Fund Inc. (until
               October 1999)

     Our equity in net loss of unconsolidated affiliates increased in the three months ended September 30, 1999 as a result of:

     - Increased losses from our joint ventures with Pharming and Diacrin;

     - The formation of our joint venture with BioMarin; and

     - A $1.0 million charge in connection with our repurchase of one-half of the Canadian Medical Discoveries Fund's interest in the StressGen joint venture.

     These increases were offset in part by decreased losses from Genzyme Transgenics and RenaGel LLC.

     For the nine months ended September 30, 1999, our equity in net loss of unconsolidated affiliates increased as a result of the factors described above, except that RenaGel LLC experienced increased losses in this period.

     Gain on Affiliate Sale of Stock:

     In June 1998, June 1999 and September 1999, we recorded gains on our investment in Genzyme Transgenics as a result of their issuance of additional shares of common stock.

     Minority Interest:

     We consolidate the results of ATIII LLC and record Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest decreased in both periods, notwithstanding increases in ATIII LLC's losses, because Genzyme Transgenics' portion of those losses decreased.

     Gain on Sale of Investment:

     We recorded a gain of $2.0 million in January 1999 upon the sale of our remaining shares of Techne Corporation common stock.

     Gain on Sale of Product Line:

     In July 1999, we recorded a gain of $0.5 million in connection with the sale of our immunochemistry product line to an operating unit of Sybron Laboratory Products Corp.

     In June 1999, we recorded a gain of $7.5 million representing the payment of a note receivable that we received as partial consideration for the sale of Genetic Design, Inc. in 1996. We had previously fully reserved the amount of this note because we considered the repayment of the note to be uncertain.

     In July 1998, we recorded a gain of $31.2 million in connection with the sale of our research products business to Techne Corporation.

     Charge for Impaired Investment:

     In June 1999, we recorded a $5.5 million charge in connection with a strategic investment in a collaborator's common stock because we considered the decline in the value of that stock to be other than temporary.

     Investment Income:

     Our investment income for both periods increased because our cash balances were higher. The increase in cash balances is attributable to our issuance in June 1998 of $250.0 million in principal amount of 5 1/4% convertible subordinated notes and increased cash generated from operations.

     Interest Expense:

     Our interest expense decreased slightly in the three months ended September 30, 1999, but increased 6% in the nine months ended September 30, 1999 primarily as a result of our issuance of the 5 1/4% convertible subordinated notes.

     Tax Provision and Allocated Tax Benefits:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Tax provision.............  $(10,395)   $(10,576)     (2)%      $(27,659)   $(25,135)     10%
Tax rate..................       43%         41%                     43%         41%

     Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

     - Provision for state income taxes;

     - Use of a foreign sales corporation;

     - Nondeductible amortization of intangibles;

     - Use of tax credits; and

     - Share of losses of unconsolidated affiliates.

                                GENZYME GENERAL

     In June 1999, we created Genzyme Surgical Products. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. The discussion that follows reflects the results of operations of Genzyme General as if Genzyme Surgical Products had existed as a separate division of Genzyme for all periods presented.

     The components of Genzyme General's combined statements of operations are described in the following table:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues............  $157,669    $142,225        11%     $462,640    $413,900        12%
Cost of products and
services sold.............    36,437      54,475       (33)%     109,328     136,082       (20)%
Selling, general and
  administrative..........    36,388      30,277        20%      114,446      92,736        23%
Research and
  development.............    22,884      19,530        17%       68,896      52,039        32%
Amortization of
  intangibles.............     1,978       1,879         5%        6,081       5,516        10%
Charge for in-process
  technology..............     5,436          --       N/A         5,436          --       N/A
                            --------    --------                --------    --------
     Total operating costs
       and expenses.......   103,123     106,161        (3)%     304,187     286,373         6%
                            --------    --------                --------    --------
Operating income..........    54,546      36,064        51%      158,453     127,527        24%
Other income (expenses),
  net.....................    (5,302)     28,926      (118)%      (7,158)     28,488      (125)%
                            --------    --------                --------    --------
Income before income
  taxes...................    49,244      64,990       (24)%     151,295     156,015        (3)%
Provision for income
  taxes...................   (19,273)    (24,788)      (22)%     (59,906)    (59,389)        1%
                            --------    --------                --------    --------
Net income................    29,971      40,202       (25)%      91,389      96,626        (5)%
Allocated tax benefits....     8,216      13,550       (39)%      30,250      32,268        (6)%
                            --------    --------                --------    --------
Net income attributable to
  GENZ Stock..............  $ 38,187    $ 53,752       (29)%    $121,639    $128,894        (6)%
                            ========    ========                ========    ========

  REVENUES

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue...........  $142,860    $127,550       12%      $418,401    $369,299       13%
Service revenue...........    14,270      13,471        6%        42,696      41,278        3%
                            --------    --------                --------    --------
     Total product and
       service revenue....   157,130     141,021       11%       461,097     410,577       12%
Research and development
  revenue.................       539       1,204      (55)%        1,543       3,323      (54)%
                            --------    --------                --------    --------
     Total revenues.......  $157,669    $142,225       11%      $462,640    $413,900       12%
                            ========    ========                ========    ========

     The following table sets forth Genzyme General's product and service revenues on a segment basis:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Therapeutics..............  $126,451    $107,372       18%      $365,678    $305,472       20%
Diagnostics
  Product revenue.........    14,327      16,171      (11)%       43,976      50,156      (12)%
  Service revenue.........    14,270      13,471        6%        42,696      41,278        3%
                            --------    --------                --------    --------
Total Diagnostics.........    28,597      29,642       (4)%       86,672      91,434       (5)%
                            --------    --------                --------    --------
Other.....................     2,082       4,007      (48)%        8,747      13,671      (36)%
                            --------    --------                --------    --------
Total product and service
  revenues................  $157,130    $141,021       11%      $461,097    $410,577       12%
                            ========    ========                ========    ========

     Therapeutics:

     Genzyme General's increase in product revenue during both periods is largely due to increased sales of Cerezyme(R) enzyme, which is attributable to its identification of new Gaucher disease patients throughout the world. Genzyme General also sells Ceredase(R) enzyme for the treatment of Gaucher disease, but it has successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme(R) enzyme. We have provided information regarding the growth in sales of Genzyme General's Gaucher disease therapies during both periods in the following table:

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales of Cerezyme(R)
  enzyme and
  Ceredase(R)enzyme.......  $121,058    $105,485       15%      $351,716    $297,609       18%
% of total product
revenue...................       85%         83%                     84%         81%

     Genzyme General's results of operations are highly dependent on sales of Cerezyme(R) enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme(R) enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Genzyme General is aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future.

     Therapeutics revenue for both periods also include sales of:

     - Thyrogen(R) hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer; and

     - Lipids and peptides for drug delivery.

     Diagnostics:

     The decrease in diagnostics revenue for both periods reflect the sale of the research products business to Techne Corporation in July 1998 and the immunochemistry product line to an operating unit of Sybron Laboratory Products in July 1999. Diagnostics revenue include royalties on product sales by Techne's biotechnology group. Excluding revenue from the businesses that were sold, during the three months ended September 30, 1999 diagnostics revenue increased 2% over the corresponding period in 1998, and during the nine months ended September 30, 1999, diagnostics revenues increased 10% over the corresponding period in 1998.

     Revenue from the provision of genetic testing services also increased in both periods as a result of growth in sales of DNA and cancer testing services.

     International Product and Service Sales:

     A substantial portion of Genzyme General's revenue is generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme(R) enzyme.

                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and
  service revenue...........  $65,963    $59,283       11%      $197,011    $178,724       10%
% of total product and
service revenue.............      42%        42%                     43%         44%

  MARGINS

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                             -------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                             --------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin.............  $115,257    $81,828       41%      $335,695    $258,636       30%
% of product revenue.......       81%        64%                     80%         70%
Service margin.............     5,436      4,718       15%        16,074      15,859        1%
% of service revenue.......       38%        35%                     38%         38%
Total gross margin.........  $120,693    $86,546       39%      $351,769    $274,495       28%
% of total product and
  service revenue..........       77%        61%                     76%         67%

     During the third quarter of 1998, Genzyme General recorded a $14.8 million charge to cost of products sold to write down excess inventory used to make Ceredase(R) enzyme. Without the effect of this charge, Genzyme General's product margin for the three months ended September 30, 1998 would have been 76% and its total gross margin during that period would have been 72%. For the nine months ended September 30, 1998, Genzyme General's product margin would have been 74% and its total gross margin would have been 70% absent this charge.

     Excluding the charge described above, the increases in product margin and total gross margin during both periods are a result of increased sales of Cerezyme(R) enzyme.

     Our service margin also increased during both periods as a result of increases in sales of DNA and cancer testing services.

  OPERATING EXPENSES

     The increase in selling, general and administrative expenses in both periods is related to:

     - Increased staffing to support the growth in several of Genzyme General's product lines;

     - An increased reserve for doubtful accounts in Genzyme General's genetic testing business; and

     - Costs associated with the market introduction of Thyrogen(R) hormone in January 1999.

     The increase in research and development expense in both periods is a result of:

     - Increased costs in connection with the results of ATIII LLC; and

     - Increased spending on Genzyme General's program to develop alpha-galactosidase for the treatment of Fabry disease.

     In the fourth quarter of 1998, Genzyme General began amortizing a milestone payment that it made to GelTex upon FDA approval of Renagel(R) capsules. As a result, amortization of intangibles increased slightly during both periods.

  Other Income and Expenses

                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated
  affiliates................  $(9,352)   $(4,919)       90%     $(24,077)   $(11,832)      103%
Gain on affiliate sale
of stock....................    1,164         --       N/A         1,770       2,369       (25)%
Minority interest...........      843        993       (15)%       2,573       2,717        (5)%
Gain on sale
  of investment.............       --         --        --         1,963          --       N/A
Gain on sale of product
  line......................      518     31,202       (98)%       8,018      31,202       (74)%
Charge for impaired
  investment................       --         --        --        (5,487)         --       N/A
Investment income...........    6,970      6,974         0%       23,713      14,660        62%
Interest expense............   (5,445)    (5,324)        2%      (15,631)    (10,628)       47%
                              -------    -------                --------    --------
     Total other income
       (expense), net.......  $(5,302)   $28,926      (118)%    $ (7,158)   $ 28,488      (125)%
                              =======    =======                ========    ========

     Equity in Net Loss of Unconsolidated Affiliates:

     Genzyme General records a portion of the results of Genzyme Transgenics in net loss of unconsolidated affiliates. Genzyme General also records in net loss of unconsolidated affiliates the results of its joint ventures with GelTex, BioMarin, Pharming and Diacrin.

     Genzyme General's equity in net loss of unconsolidated affiliates increased in the three months ended September 30, 1999 as a result of:

     - Increased losses from the joint venture with Pharming;

     - The formation of our joint venture with BioMarin; and

     - The reallocation of the joint venture with Diacrin from Genzyme Tissue Repair to Genzyme General in May 1999.

     These increases were offset in part by decreased losses from Genzyme Transgenics and RenaGel LLC.

     For the nine months ended September 30, 1999, our equity in net loss of unconsolidated affiliates increased as a result of the factors described above, except that RenaGel LLC experienced increased losses in this period.

     Gain on Affiliate Sale of Stock:

     In June 1998, June 1999 and September 1999, Genzyme General recorded gains on its investment in Genzyme Transgenics as a result of its issuance of additional shares of common stock.

     Minority Interest:

     Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture under minority interest. Minority interest decreased in both periods, notwithstanding increases in ATIII LLC's losses, because Genzyme Transgenics' portion of those losses decreased.

     Gain on Sale of Investment:

     Genzyme General recorded a gain of $2.0 million in January 1999 upon the sale of its remaining shares of Techne common stock.

     Gain on Sale of Product Line:

     In July 1999, Genzyme General recorded a gain of $0.5 million in connection with the sale of its immunochemistry product line to Sybron Laboratory Products.

     In June 1999, Genzyme General recorded a gain of $7.5 million representing the payment of a note receivable that it received as partial consideration for the sale of Genetic Design in 1996. Genzyme General had previously fully reserved the amount of this note because it considered the repayment of the note to be uncertain.

     In July 1998, Genzyme General recorded a gain of $31.2 million in connection with the sale of its research products business to Techne.

     Charge for Impaired Investment:

     In June 1999, Genzyme General recorded a $5.5 million charge in connection with a strategic investment in a collaborator's common stock because it considered the decline in the value of that stock to be other than temporary.

     Investment Income:

     For the three months ended September 30, 1999, investment income was similar to that in the corresponding period in 1998. As a result of the issuance in June 1998 of $250.0 million in principal amount of 5 1/4% convertible subordinated notes and increased cash generated from operations, investment income for the nine months ended September 30, 1999 increased 62% over the same period in 1998.

     Interest Expense:

     Genzyme General's interest expense increased slightly in the three months ended September 30, 1999, but increased 47% in the nine months ended September 30, 1999 primarily as a result of the issuance of the 5 1/4% convertible subordinated notes.

     Tax Provision and Allocated Tax Benefits:

                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                   SEPTEMBER 30,                      SEPTEMBER 30,
                               ---------------------              ---------------------
                                 1999        1998      % CHANGE     1999        1998      % CHANGE
                               ---------   ---------   --------   ---------   ---------   --------
                                    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Provision for income taxes...  $(19,273)   $(24,788)   (22)%      $(59,906)   $(59,389)      1%
Effective tax rate...........        39%         38%                    40%         38%
Tax benefits allocated from:
  Genzyme Molecular
     Oncology................      2,016       1,153     75%          6,326       5,238     21%
  Genzyme Surgical
     Products................      3,841       7,741   (50)%         14,191      14,578    (3)%
  Genzyme Tissue Repair......      2,359       4,656   (49)%          9,733      12,452   (22)%
                               ---------   ---------              ---------   ---------
Net allocated tax benefits...      8,216      13,550   (39)%         30,250      32,268    (6)%
                               ---------   ---------              ---------   ---------
Net tax provision............  $(11,057)   $(11,238)    (2)%      $(29,656)   $(27,121)      9%
                               =========   =========              =========   =========
Genzyme General net tax
  rate.......................        22%         17%                    20%         17%

     Genzyme General's tax rates for both periods vary from the U.S. statutory tax rate as a result of its:

     - Provision for state income taxes;

     - Use of a foreign sales corporation;

     - Nondeductible amortization of intangibles;

     - Use of tax credits; and

     - Share of losses of unconsolidated affiliates.

                           GENZYME MOLECULAR ONCOLOGY

     The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:

                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                  SEPTEMBER 30,                     SEPTEMBER 30,
                               -------------------              ---------------------
                                 1999       1998     % CHANGE     1999        1998      % CHANGE
                               --------   --------   --------   ---------   ---------   --------
                                   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues...............  $    709   $  1,985   (64)%      $   3,455   $   6,491   (47)%
Cost of revenues.............        62      1,211   (95)%          1,074       3,534   (70)%
Selling, general and
  administrative.............     1,168      2,105   (44)%          4,205       5,260   (20)%
Research and development.....     3,815      3,249     17%         12,448       8,772     42%
Amortization of
  intangibles................     2,956      2,956      0%          8,869       9,026    (2)%
                               --------   --------              ---------   ---------
     Total operating costs
       and expenses..........     8,001      9,521   (16)%         26,596      26,592      0%
Operating loss...............   (7,292)    (7,536)    (3)%       (23,141)    (20,101)     15%
Other income (expenses),
  net........................     (929)    (1,206)   (23)%        (1,622)     (3,952)   (59)%
                               --------   --------              ---------   ---------
Loss before income taxes.....   (8,221)    (8,742)    (6)%       (24,763)    (24,053)      3%
Tax benefit..................       662        662      0%          1,986       1,986      0%
                               --------   --------              ---------   ---------
Net loss attributable to GZMO
  Stock......................  $(7,559)   $(8,080)    (6)%      $(22,777)   $(22,067)      3%
                               ========   ========              =========   =========

  REVENUES

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                    ------------------                ------------------
                                    1999        1998      % CHANGE     1999       1998      % CHANGE
                                    -----      -------    --------    -------    -------    --------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Service revenue...................  $ --       $  774        N/A      $1,511     $2,022     (25)%
Research and development
revenue...........................    --        1,211        N/A         496      3,869     (87)%
Licensing revenue.................   700           --        N/A       1,425        600      138%
Royalty revenue...................     9           --        N/A          23         --       N/A
                                    ----       ------                 ------     ------
     Total revenues...............  $709       $1,985      (64)%      $3,455     $6,491     (47)%
                                    ====       ======                 ======     ======

     Service revenue decreased in both periods as a result of a decline in the provision of genomics services using Genzyme Molecular Oncology's SAGE(TM) gene expression technology.

     Research and development revenue also decreased during both periods. These decreases are a result of a reduction in work performed by Genzyme Molecular Oncology on behalf of StressGen/Genzyme LLC and the completion of research and development work performed on behalf of Schering-Plough Corporation in 1998.

     Licensing revenue increased in both periods as a result of the grant by Genzyme Molecular Oncology of licenses under its rights to the SAGE(TM) gene expression technology and the MDM2 protein.

     COST OF REVENUES

     Genzyme Molecular Oncology's cost of revenues includes:

     - Work performed on behalf of StressGen/Genzyme LLC;

     - Services performed using the SAGE(TM) gene expression technology on behalf of third parties; and

     - Performance of gene therapy research on behalf of Schering-Plough.

     Cost of revenues decreased in both periods as a result of the completion of the Schering-Plough research project and a reduction in the royalty rate payable by Genzyme Molecular Oncology for using the SAGE(TM) gene expression technology on behalf of third parties.

     SG&A AND R&D EXPENSES

     Genzyme Molecular Oncology's selling, general and administrative expenses decreased in both periods primarily as a result of:

     - reduced legal costs associated with the prosecution and maintenance of its intellectual property portfolio; and

     - a one-time charge taken in the third quarter of 1998 to write off costs incurred in connection with its attempted IPO.

     Genzyme Molecular Oncology's research and development expenses increased in both periods as a result of:

     - The initiation of a clinical trial for its melanoma tumor vaccine product; and

     - An increase in the number of research personnel and related expenses required to support the continued development of its immunotherapy and antiangiogenesis programs.

     Genzyme Molecular Oncology incurs direct SG&A and R&D expenses as well as cross charges for the actual cost of SG&A and R&D services performed by Genzyme General on Genzyme Molecular Oncology's behalf.

     AMORTIZATION OF INTANGIBLES

     Genzyme Molecular Oncology's amortization of intangibles is attributable to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997.

     OTHER EXPENSES

     Genzyme Molecular Oncology's other expenses decreased in both periods because it had decreased interest expense resulting from the transfer of its convertible debt to Genzyme General in August 1998. The decrease in interest expense, however, was offset by a $1.0 million charge taken by Genzyme Molecular Oncology in the third quarter of 1999 in connection with its repurchase of one-half of the Canadian Medical Discoveries Fund's interest in the StressGen joint venture.

                           GENZYME SURGICAL PRODUCTS

     In June 1999, we created Genzyme Surgical Products. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. Genzyme Surgical Products consists primarily of the products and assets we acquired upon the purchase of Deknatel Snowden Pencer, Inc. in 1996, the Sepra products, and our research and development programs in biomaterials and gene and cell therapy for cardiovascular disease. Genzyme General transferred $150.0 million in cash, cash equivalents and investments to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. In exchange for this transfer, approximately 14.8 million shares of GZSP Stock were issued and distributed as a dividend to holders of GENZ Stock. The following discussion reflects the results of operations of Genzyme Surgical Products as if it had existed as a separate division of Genzyme for all periods presented.

     The components of Genzyme Surgical Products' combined statements of operations are described in the following table:

                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                 SEPTEMBER 30,                       SEPTEMBER 30,
                              --------------------                --------------------
                                1999        1998      % CHANGE      1999        1998      % CHANGE
                              --------    --------    --------    --------    --------    --------
                                   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues..............  $ 27,385    $ 24,904       10%      $ 81,419    $ 76,332        7%
Cost of products sold.......    16,798      25,823      (35)%       50,081      55,805      (10)%
Selling, general and
  administrative............    15,114      13,356       13%        46,893      43,905        7%
Research and development....     7,131       6,060       18%        21,716      13,073       66%
Amortization of
  intangibles...............     1,445       1,444        0%         4,306       4,306        0%
                              --------    --------                --------    --------
Total operating costs and
  expenses..................    40,488      46,683      (13)%      122,996     117,089        5%
                              --------    --------                --------    --------
Operating loss..............   (13,103)    (21,779)     (40)%      (41,577)    (40,757)       2%
Other income (expenses),
  net.......................     2,150         260      727%         2,221         234      849%
                              --------    --------                --------    --------
Net loss attributable to
  GZSP Stock................  $(10,953)   $(21,519)     (49)%     $(39,356)   $(40,523)      (3)%
                              ========    ========                ========    ========

  REVENUES

                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                ------------------                ------------------
                                 1999       1998      % CHANGE     1999       1998      % CHANGE
                                -------    -------    --------    -------    -------    --------
                                   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Cardiovascular surgery
  products....................  $19,552    $18,466        6%      $56,985    $55,392        3%
General surgery products......    5,811      4,492       29%       17,946     14,263       26%
Plastics/other surgery
  products....................    2,022      1,946        4%        6,488      6,677       (3)%
                                -------    -------                -------    -------
     Total revenues...........  $27,385    $24,904       10%      $81,419    $76,332        7%
                                =======    =======                =======    =======

     Cardiovascular surgery products include chest drainage and fluid management systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. The increase in cardiovascular surgery product revenues for both periods is primarily attributable to increased sales of instruments for minimally invasive cardiac surgery.

     The increase in general surgery products revenue for both periods is due primarily to the increase in sales of Sepra Film(R) bioresorbable membrane. Sales of Sepra Film(R) bioresorbable membrane for the three months ended September 30, 1999 were $3.0 million compared to $2.2 million in the same period of last year. Sales of Sepra Film(R) bioresorbable membrane for the nine months ended September 30, 1999 were $9.4 million compared to $6.4 million in the same period of last year.

     Other surgery product revenue consists of sales of Genzyme Surgical Products' Snowden-Pencer line of instruments for plastic surgery and products sold to original equipment manufacturers, including sutures.

     International sales as a percentage of total sales for the three months ended September 30, 1999 were 28% as compared to 26% in the same period of 1998. International sales as a percentage of total sales for the nine months ended September 30, 1999 were 29% as compared to 28% for the same period of 1998.

  MARGINS

                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                             -------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                             --------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Gross margins..............  $10,587     $(919)      1,252%     $ 31,338    $ 20,527       53%
% of total revenues........      39%       (4)%                      38%         27%

     Genzyme Surgical Products sells a broad range of products. As a result, Genzyme Surgical Products' gross margins may vary significantly depending on the particular market conditions of each product line.

     During the third quarter of 1998, Genzyme Surgical Products recorded a $10.4 million charge to cost of products sold to write down its inventory of Sepra products to net realizable value. Without the effect of this charge, Genzyme Surgical Products' gross margin for the three months ended September 30, 1998 would have been 38% and for the nine months ended September 30, 1998 would have been 41%.

     Excluding the charge described above, gross margins increased slightly in the three months ended September 30, 1999 as a result of increased sales of Genzyme Surgical Products' line of products for minimally invasive cardiac surgery.

     Excluding the charge described above, gross margins decreased in the nine months ended September 30, 1999 as a result of a decrease in fluid management product margins, offset in part by increased sales of Genzyme Surgical Products' line of products for minimally invasive cardiac surgery.

     SG&A AND R&D EXPENSES

     Genzyme Surgical Products' selling, general and administrative expenses increased in both periods as a result of higher fringe benefit expenses and other costs associated with the creation of Genzyme Surgical Products as a separate division of Genzyme.

     Genzyme Surgical Products' research and development expenses for both periods in 1998 include a $1.7 million charge taken in the third quarter to write off costs related to equipment that it used to manufacture the Sepra products. Excluding this charge, the increase in R&D costs for both periods is a result of the initiation of several clinical trials for its products. In the nine month period ended September 30, 1999, the increase in R&D costs is also attributable to a $2.0 million milestone payment to a collaborator that was recorded in June 1999.

     Genzyme Surgical Products incurs direct SG&A and R&D expenses as well as cross charges for the actual cost of SG&A and R&D services performed by Genzyme General on Genzyme Surgical Products' behalf.

  OTHER INCOME AND EXPENSES

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                    ------------------                ------------------
                                     1999        1998     % CHANGE     1999        1998     % CHANGE
                                    -------      -----    --------    -------      -----    --------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net income (loss) of
  unconsolidated affiliate........  $  (32)      $  9       (456)%    $  (32)      $(20)        60%
Other.............................      58        235        (75)%       101        185        (45)%
Investment income.................   2,125         34      6,150%      2,188        124      1,665%
Interest expense..................      (1)       (18)       (94)%       (36)       (55)       (35)%
                                    ------       ----                 ------       ----
     Total other income (expense),
       net........................  $2,150       $260        727%     $2,221       $234        849%
                                    ======       ====                 ======       ====

     The increases in other income and expenses for both periods is primarily due to an increase in investment income. Investment income increased because Genzyme Surgical Products had a higher average cash balance as a result of the allocation of $150.0 million in cash, cash equivalents and investments from Genzyme General to Genzyme Surgical Products in June 1999.

                             GENZYME TISSUE REPAIR

     The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:

                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues..............  $ 5,682    $ 4,464       27%      $ 14,370    $ 12,420       16%
Cost of services sold.......    3,558      3,471        3%         9,777      10,481       (7)%
Selling, general and
  administrative............    5,978      6,043       (1)%       18,407      18,363        0%
Research and development....    2,033      2,553      (20)%        6,004       8,471      (29)%
                              -------    -------                --------    --------
Total operating cost and
  expenses..................   11,569     12,067       (4)%       34,188      37,315       (8)%
Operating loss..............   (5,887)    (7,603)     (23)%      (19,818)    (24,895)     (20)%
Other income (expenses),
  net.......................     (261)    (1,835)     (86)%       (4,328)     (6,318)     (31)%
                              -------    -------                --------    --------
Net loss attributable to
  GZTR Stock................  $(6,148)   $(9,438)     (35)%     $(24,146)   $(31,213)     (23)%

  REVENUES

                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                ------------------                ------------------
                                 1999        1998     % CHANGE     1999       1998      % CHANGE
                                ------      ------    --------    -------    -------    --------
                                         (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Carticel(R) chondrocytes......  $3,619      $2,723      33%       $10,359    $ 7,715       34%
Epicel(TM) skin grafts........   2,063       1,741      18%         3,926      4,705     (17)%
Other.........................      --          --                     85         --      100%
                                ------      ------                -------    -------
     Total revenues...........  $5,682      $4,464      27%       $14,370    $12,420       16%
                                ======      ======                =======    =======

     During the three month period ended September 30, 1999, Genzyme Tissue Repair's service revenue increased as a result of increases in sales of Carticel(R) chondrocytes and Epicel(TM) skin grafts.

     During the nine month period ended September 30, 1999, increases in revenue from Carticel(R) chondrocytes resulted in an increase in service revenues. Sales of Epicel(TM) skin grafts decreased during this period.

     The increase in sales of Carticel(R) chondrocytes during both periods is a result of continued increases in the numbers of patients treated and surgeons trained as well as an increase in the number of insurance reimbursement approvals. Revenue from Epicel(TM) skin grafts varies widely from quarter to quarter depending on the number of patients requiring severe burn care.

  GROSS MARGIN

                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                   ------------------                ------------------
                                    1999        1998     % CHANGE     1999       1998      % CHANGE
                                   -------      -----    --------    -------    -------    --------
Total gross margin...............  $2,124       $993       114%      $4,593     $1,939       137%
% of total revenue...............     37%        22%                    32%        16%

     Genzyme Tissue Repair's gross margins improved in both periods as a result of:

     - Increased sales of Carticel(R) chondrocytes and, in the three-month period, Epicel(TM) skin grafts;

     - Reductions in labor and manufacturing expenses; and

     - Decreased material expenses.

     SG&A AND R&D EXPENSES

     Genzyme Tissue Repair's selling, general and administrative expenses remained flat in both periods. Its research and development expenses decreased in both periods due to the termination of its TGF-beta and other research and development programs.

     OTHER INCOME AND EXPENSES

                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                 ------------------                ------------------
                                  1999       1998      % CHANGE     1999       1998      % CHANGE
                                 ------    --------    --------    -------    -------    --------
                                          (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of joint
  venture......................  $  --     $(1,601)      (100)%    $(3,368)   $(5,229)     (36)%
Interest income................    210         281        (25)%        375        955      (61)%
Interest expense...............   (471)       (515)        (9)%     (1,335)    (2,044)     (35)%
                                 -----     -------                 -------    -------
     Total other income
       expense, net............  $(261)    $(1,835)       (86)%    $(4,328)   $(6,318)     (31)%
                                 =====     =======                 =======    =======

     Equity in net loss of joint venture decreased in both periods as a result of the reallocation of Genzyme's ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General in May 1999. In the period of 1999 prior to the transfer, Genzyme Tissue Repair provided $3.6 million in funding to the joint venture and realized a net loss of $3.4 million from the joint venture.

     Interest income decreased in both periods as a result of lower average cash balances.

     In the second quarter of 1998, Genzyme Tissue Repair completed the accretion of the conversion feature of the 6% convertible subordinated note. Interest expense decreased in both periods as a result. During the first three quarters of 1999, the holder of this note converted approximately $8.2 million in principal amount into shares of GZTR Stock.

B. LIQUIDITY AND CAPITAL RESOURCES

                              GENZYME CORPORATION

     At September 30, 1999, we had cash, cash-equivalents, and short- and long-term investments of $695.9 million, an increase of $120.2 million from December 31, 1998.

     We generated $133.5 million in cash from our operations in the first nine months of 1999.

     Our investing activities used $51.6 million in cash in the first nine months of 1999. These activities generated:

     - $10.9 million from our investment portfolio;

     - $5.0 million from the sale of our immunochemistry product line;

     - $11.1 million from the sale of Techne common stock; and

     - $8.4 million from the payment of a note issued in connection with our sale of Genetic Design.

     These activities used:

     - $35.6 million to fund capital expenditures;

     - $32.5 million to fund our investments in joint ventures;

     - $6.5 million to fund our acquisition of Peptimmune;

     - $10.0 million to purchase 769,230 shares of common stock of BioMarin;

     - $3.4 million to purchase 122,750 shares of Series F preferred stock of Genovo, Inc.

     In the first nine months of 1999, we received $56.4 million in cash from employee stock plans and used $3.7 million in cash to repay debt and capital lease obligations.

     In February 1997, we issued a 6% convertible subordinated note in a principal amount of $13.0 million. This note is convertible into shares of GZTR Stock. In the first three quarters of 1999, the holder of this note converted an aggregate of $8.2 million in principal into a total of 4,364,861 shares of GZTR Stock. Genzyme Tissue Repair also paid approximately $406,000 of accrued interest in connection with these conversions. As of September 30, 1999, $4.1 million in principal on this note remained outstanding. This amount becomes due in February 2000.

     At September 30, 1999, we had $100.0 million outstanding under our revolving credit facility with a syndicate of commercial banks. Of this amount, $82.0 million was allocated to Genzyme General and $18.0 million was allocated to Genzyme Tissue Repair. As described more fully in "Subsequent Events" below, in November 1999 we refinanced this facility and repaid the $82.0 million that was allocated to Genzyme General.

     We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

     - Product development and marketing;

     - Expanding facilities; and

     - Working capital.

     Our cash reserves will be further reduced to pay principal and interest on the following debt:

     - $250.0 million in principal under our 5 1/4% convertible subordinated notes due June 2005, which are convertible into GENZ Stock, GZMO Stock and GZSP Stock;

     - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into GENZ Stock; and

     - $4.1 million in principal under our 6% convertible subordinated note due February 2000, which is convertible into GZTR Stock.

     If we use cash to pay or redeem this debt, including the interest due on it, our cash reserves will be diminished.

     To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

                                GENZYME GENERAL

     At September 30, 1999, Genzyme General had cash, cash-equivalents, and short- and long-term investments of $530.1 million, a decrease of $26.0 million from December 31, 1998.

     Genzyme General generated $188.3 million in cash from operations in the first nine months of 1999.

     Genzyme General's investing activities used $56.4 million in cash in the first nine months of 1999. These activities generated:

     - $5.0 million from the sale of Genzyme General's immunochemistry product line;

     - $11.1 million from the sale of Techne common stock; and

     - $8.4 million from the payment of a note issued in connection with the sale of Genetic Design.

     These activities used:

     - $32.6 million to fund capital expenditures;

     - $28.9 million to fund Genzyme General's investments in joint ventures;

     - $6.5 million to fund the acquisition of Peptimmune;

     - $10.0 million to purchase 769,230 shares of common stock of BioMarin;

     - $3.4 million to purchase 122,750 shares of Series F preferred stock of Genovo.

     In the first nine months of 1999, we received $55.5 million in cash from employee stock plans. Genzyme General's financing activities used the following cash during this period:

     - $3.5 million to repay debt and capital lease obligations;

     - $50.8 million paid to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme;

     - $25.0 million paid to Genzyme Tissue Repair in exchange for the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General; and

     - $5.0 million in cash paid to Genzyme Tissue Repair under an equity line of credit.

     At September 30, 1999, $82.0 million of funds outstanding under our revolving credit facility were allocated to Genzyme General. As described more fully under "Subsequent Events" below, this amount was repaid in November 1999.

     In 1998, our board of directors made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology under an equity line of credit. Under the terms of this equity line, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for GZMO designated shares. GZMO designated shares are shares of GZMO Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. Genzyme Molecular Oncology has not yet drawn any funds under this equity line. In addition, our board of directors has also approved the allocation of an additional $60.0 million in cash from Genzyme General to Genzyme Molecular Oncology in connection with our acquisition of Cell Genesys, Inc. Additional disclosure relating to our acquisition of Cell Genesys is included below under the heading "Subsequent Events."

     In 1998, our board of directors also made $50.0 million of Genzyme General's cash available to Genzyme Tissue Repair under an equity line of credit. Under the terms of this equity line, Genzyme Tissue Repair may draw down funds as needed each quarter in exchange for GZTR designated shares. GZTR designated shares are shares of GZTR Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In February 1999, Genzyme Tissue Repair made a $5.0 million draw under this equity line in exchange for 1,633,399 GZTR designated shares. In May 1999, the amount available under this equity line was reduced by $25.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General.

     In June 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. In exchange for this transfer, approximately 14.8 million shares of GZSP Stock were issued and distributed as a dividend to holders of GENZ Stock.

     We believe that Genzyme General's available cash, investments and cash flow from operations will be sufficient to fund its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources and positive cash flow, it intends to use substantial portions of its available cash for:

     - Product development and marketing;

     - Expanding facilities; and

     - Working capital.

     Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt:

     - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into GENZ Stock; and

     - $250.0 million in principal under our 5 1/4% convertible subordinated notes due June 2005, which are convertible into GENZ Stock.

     If Genzyme General uses cash to pay or redeem this debt, including the interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Molecular Oncology, Genzyme Surgical Products or Genzyme Tissue Repair affect our consolidated results of operations.

     To satisfy these and other commitments, Genzyme General may have to obtain additional financing. We cannot guarantee that Genzyme General will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

                           GENZYME MOLECULAR ONCOLOGY

     At September 30, 1999, Genzyme Molecular Oncology had cash, cash equivalents and short-term investments of $1.7 million, a decrease of $10.2 million from December 31, 1998. Substantially all of this decrease is attributable to operating activities.

     We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through 2000:

     - The $30.0 million equity line of credit from Genzyme General;

     - Revenues generated from the SAGE(TM) gene expression technology; and

     - Revenues from license agreements.

     As described more fully under "Subsequent Events" below, our board of directors has also approved the allocation of an additional $60.0 million in cash from Genzyme General to Genzyme Molecular Oncology in connection with our acquisition of Cell Genesys. Based on current spending plans, including spending on programs that will be allocated to Genzyme Molecular Oncology when and if the Cell Genesys acquisition is completed, we believe that Genzyme Molecular Oncology will have sufficient resources to fund its operations through 2001.

     We expect Genzyme Molecular Oncology to have significant operating losses for the next several years. Genzyme Molecular Oncology plans to spend substantial amounts of money on, among other things:

     - Commercialization of the SAGE(TM) gene expression technology;

     - Research and development;

     - Preclinical and clinical testing; and

     - Pursuing regulatory approvals.

     We cannot guarantee that the efforts underlying these expenditures will be successful or that Genzyme Molecular Oncology's operations will ever be profitable. It may be years before it generates any significant revenue from sales of products or services other than those based on the SAGE(TM) gene expression technology.

     Genzyme Molecular Oncology's cash needs may differ from those planned as a result of many factors, including the:

     - Results of research and development and clinical testing;

     - Achievement of milestones under existing strategic alliances;

     - Ability to establish and maintain additional strategic alliances and licensing arrangements;

     - Enforcement of patent and other intellectual property rights;

     - Development of competitive products and services; and

     - Ability to satisfy regulatory requirements of the FDA and other government authorities.

     Genzyme Molecular Oncology may require significant additional financing to continue operations. We cannot guarantee that Genzyme Molecular Oncology will be able to obtain any additional financing or find it on favorable terms. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, scale back or eliminate certain of its programs. Genzyme Molecular Oncology may also have to give rights to third parties to commercialize technologies or products that it would otherwise commercialize itself.

                           GENZYME SURGICAL PRODUCTS

     At September 30, 1999, Genzyme Surgical Products had cash, cash equivalents, and short- and long-term investments of $149.6 million. Genzyme Surgical Products had no cash, cash equivalents, and short- and long-term investments at December 31, 1998.

     Genzyme Surgical Products used $24.8 million in cash for operations in the first nine months of 1999.

     Genzyme Surgical Products' investing activities generated $7.9 million in cash in the first nine months of 1999. These activities generated $10.0 million from its investment portfolio and used $2.3 million to fund capital expenditures.

     As a result of the allocation of assets from Genzyme General in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme, financing activities generated $50.8 million in the first nine months of 1999.

     In June 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. In exchange for this transfer, approximately 14.8 million shares of GZSP Stock were issued and distributed as a dividend to holders of GENZ Stock.

     Genzyme Surgical Products believes that its cash resources, together with the revenues generated from its products and distribution agreements, will be sufficient to finance its planned operations and capital requirements through 2001. Although Genzyme Surgical Products currently has substantial cash resources, it intends to use substantial portions of its available cash for:

     - Research and development;

     - Product development and marketing, including for the Sepra products;

     - Expanding facilities; and

     - Working capital.

     In addition, if Genzyme Surgical Products exercises its option to purchase the limited partnership interests in Genzyme Development Partners, L.P. and uses cash to pay all or a portion of the purchase price, Genzyme Surgical Products cash resources will be diminished.

     Genzyme Surgical Products' cash needs may differ from those planned as a result of many factors, including the:

     - Results of research and development efforts;

     - Ability to establish and maintain strategic alliances;

     - Ability to enter into licensing arrangements and additional distribution arrangements;

     - Costs involved in enforcing patent claims and other intellectual property rights;

     - Market acceptance of novel approaches and therapies;

     - Development of competitive products; and

     - Ability to satisfy regulatory requirements of the FDA and other governmental authorities.

     Genzyme Surgical Products may require significant additional financing to continue operations beyond 2001. We cannot guarantee that Genzyme Surgical Products will be able to obtain any additional financing or find it on favorable terms. If Genzyme Surgical Products has insufficient funds or is unable to raise additional funds, it may delay, scale back or eliminate certain of its programs. Genzyme Surgical Products may also have to give rights to third parties to commercialize technologies or products that it would otherwise commercialize itself.

                             GENZYME TISSUE REPAIR

     At September 30, 1999, Genzyme Tissue Repair had cash and cash equivalents of $14.5 million, an increase of $6.8 million from December 31, 1998.

     Genzyme Tissue Repair used $19.5 million in cash for operations in the first nine months of 1999. This is primarily due to Genzyme Tissue Repair's net loss of $24.1 million during that period.

     In the first nine months of 1999, Genzyme Tissue Repair used $4.2 million in cash as a result of its investing activities. This amount included $3.6 million used to invest in Diacrin/Genzyme LLC and $0.6 million used to purchase equipment.

     Genzyme Tissue Repair's financing activities generated $30.5 million in cash in the first nine months of 1999. This included $25.0 million allocated from Genzyme General in connection with the transfer of our interest in Genzyme/Diacrin LLC from Genzyme Tissue Repair to Genzyme General and $5.0 million allocated to Genzyme Tissue Repair under its equity line from Genzyme General.

     At September 30, 1999, $18.0 million of funds outstanding under our revolving credit facility were allocated to Genzyme Tissue Repair. As more fully described in "Subsequent Events" below, this amount was refinanced in November 1999.

     During the first three quarters of 1999, the holder of our 6% convertible subordinated note due February 2000 converted $8.2 million in principal amount into 4,364,861 shares of GZTR Stock. Genzyme Tissue Repair paid approximately $406,000 of accrued interest to the holder in connection with these conversions. The principal and remaining interest on this note becomes due in February 2000.

     We anticipate that Genzyme Tissue Repair's current cash resources, together with the $20.0 million that remains available under an equity line of credit from Genzyme General, will be sufficient to fund its operations through the end of 2000.

     In addition, $20.0 million of the cash allocated to Genzyme Tissue Repair in connection with the transfer to Genzyme General of our interest of the Diacrin joint venture is subject to the successful achievement of product development milestones by the joint venture. Genzyme Tissue Repair may repay any of this amount to Genzyme General in cash, GZTR designated shares, or a combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to repay Genzyme General in cash, its cash reserves will be substantially diminished.

     Genzyme Tissue Repair's cash needs may differ from those planned as a result of many factors, including the:

     - Ability to satisfy regulatory requirements of the FDA and other government agencies;

     - Results of research and development and clinical testing;

     - Enforcement of patent and other intellectual property rights; and

     - Development of competitive products and services.

     Genzyme Tissue Repair will require substantial additional funds in order to continue operations at current levels beyond 2000. We cannot guarantee that Genzyme Tissue Repair will be able to obtain any additional financing or find it on favorable terms. If Genzyme Tissue Repair has insufficient funds or is unable to raise additional funds, it may be required to delay, scale back or eliminate certain of its programs. Genzyme Tissue Repair may also have to give rights to third parties to commercialize technologies or products that it would otherwise commercialize itself.

                         EURO-THE NEW EUROPEAN CURRENCY

     On January 1, 1999, a number of European countries adopted the Euro as their common legal currency. This conversion has had no material effect on our:

     - Competitive position;

     - Computer systems;

     - Ability to conduct our business;

     - Material contracts;

     - Derivatives and other financial instruments;

     - Exchange rate risk; or

     - Tax rate.

     We incorporate by reference our disclosure related to the Euro conversion, which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations -- Euro -- the New European Currency" in Exhibit 13.1 to our latest Form 10-K, as amended.

                                   YEAR 2000

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

     We are conducting a Year 2000 compliance program intended to identify and minimize our exposure to Year 2000 problems. The compliance program is a coordinated effort being conducted by each of our divisions, business units and departments. We are using our own MIS personnel to conduct the program and have not used any independent verification or validation processes in connection with the program. Our program involves four phases:

     - Conducting an inventory of our Year 2000 issues;

     - Prioritizing identified systems, programs and equipment based on materiality to our operations;

     - Assessing Year 2000 compliance; and

     - Resolving Year 2000 issues through upgrades, replacements or repairs.

     We have conducted an inventory of our information technology and non-information technology systems, programs and equipment. We evaluated systems, programs and equipment based on their importance to our business, risk of failure, time horizon to failure, and other factors. We then placed these systems, programs and equipment into one of the following seven categories:

     (1) Mission critical;

     (2) Mission important;

     (3) Process critical;

     (4) Process important;

     (5) Process convenient;

     (6) Reporting; and

     (7) Other.

     We have completed the first three phases of the program for all of our own systems, programs and equipment and are currently in the fourth phase of the compliance program. We have determined that our Year 2000 exposures are primarily in the following areas:

     - Information systems;

     - Financial and administrative applications;

     - Manufacturing applications and equipment; and

     - Research and development support systems, programs and equipment.

     We have resolved the Year 2000 issues for the systems, programs and equipment that fall into categories (1) through (4) above. We are also developing contingency plans with respect to categories (1) through (3). Our contingency plans include purchasing extra raw materials, making appropriate staffing arrangements and ordering extra fuel. We plan to resolve Year 2000 issues for systems, programs and equipment in category (5) by the end of 1999, and for systems, programs and equipment in categories (6) and (7) as time permits. To date, we have not deferred any significant information technology projects as a result of our Year 2000 compliance efforts.

     We are also in the process of surveying third parties that we consider critical to our business about their Year 2000 readiness. These third parties include:

     - Significant customers;

     - Suppliers;

     - Significant research or collaborative partners;

     - Service providers; and

     - Distributors.

     We substantially completed the survey in the third quarter of 1999. We sent surveys to over 1,900 businesses and received responses from approximately 77% of the group. Importantly, we received responses from all of our critical suppliers and distributors. We are attempting to mitigate our risks with respect to these parties' Year 2000 compliance. We have identified alternative resources for our essential operations and are in the process of securing these resources. We are also stock-piling raw materials and finished goods.

     We may incur significant costs in assessing, resolving and mitigating Year 2000 compliance issues. Each of our departments, business units and divisions incurs its own costs in connection with readiness efforts. We do not separately track the internal costs of our Year 2000 compliance efforts, so these costs are unknown. We estimate, however, that we have spent approximately $1.0 million to date in replacing, upgrading or repairing systems, programs and equipment. Although the aggregate additional costs of our Year 2000 program cannot be known at this time, our management currently expects that the additional costs will be less than $0.5 million. The actual costs will depend on numerous factors, including the nature and amount of remediation work to be performed and internal staff costs. We intend to fund all of our Year 2000 compliance program costs through operations. These estimates do not include costs incurred in connection systems, programs or equipment that were replaced or upgraded in the normal course of business for which the timing was not accelerated due to Year 2000 issues.

     We cannot guarantee that our Year 2000 issues will be resolved by the end of 1999. If we fail to identify and resolve all significant Year 2000 issues in a timely manner, we could experience interruptions or failures of our normal business activities or operations, which would have a material adverse effect on the our business, results of operations and financial condition. Our business, results of operations and financial condition could also be materially adversely affected by the failure of third parties that are significant to our business to be Year 2000 compliant. Any interruptions or failures of our normal business activities or operations could result in:

     - Delays in the distribution of finished goods or receipt of raw materials;

     - Disruptions in manufacturing activities;

     - Disruptions of clinical programs;

     - Delays in product development activities; or

     - Errors or delays in customer order or invoice processing.

Our compliance program is an ongoing process, and the estimated costs and timetables discussed above are subject to change.

                                  MARKET RISK

     We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 1998.

     We incorporate by reference our disclosure related to these risks, which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of
Operations -- Market Risk" in Exhibit 13.1 to our latest Form 10-K, as amended.

                               SUBSEQUENT EVENTS

CELL GENESYS:

     In October 1999, we entered into an agreement to acquire Cell Genesys for approximately $350 million in GENZ Stock. The acquisition, which we expect to complete in the first quarter of 2000, is subject to:

     - Approval by Cell Genesys' shareholders;

     - Clearance under federal antitrust laws; and

     - Other customary closing conditions.

     In connection with this acquisition, our board of directors has approved the allocation of Cell Genesys' cancer programs and product candidates and $60.0 million in cash to Genzyme Molecular Oncology. In exchange for those assets, Genzyme Molecular Oncology will reserve approximately 12.5 million GZMO designated shares for the benefit of Genzyme General. We are currently considering how to treat these designated shares. We may:

     - Sell the shares to financial or strategic investors with an interest in Genzyme Molecular Oncology; or

     - Sell the shares in a registered public offering.

     If we do not sell the shares, we will distribute them as a dividend to holders of GENZ Stock.

     We cannot guarantee that the acquisition of Cell Genesys will be completed or that it will be completed at the anticipated time. In addition, we have not undertaken any efforts to dispose of the GZMO designated shares and we cannot guarantee that any disposition or sale can occur on terms and conditions acceptable to Genzyme General and Genzyme Molecular Oncology.

NEW CREDIT FACILITY:

     In November 1999, our $225.0 million revolving credit facility matured. We refinanced this facility with a $50.0 million revolving credit facility that matures in November 2000 and a $100.0 million revolving credit facility that matures in November 2002. When we refinanced the credit facility, $100.0 million was outstanding. Of this amount, we:

     - Repaid the $82.0 million that was allocated to Genzyme General; and

     - Refinanced the $18.0 million that was allocated to Genzyme Tissue Repair under the new credit facility.

GENZYME TRANSGENICS

     In November 1999, we purchased $12.5 million in shares of Series B convertible preferred stock of Genzyme Transgenics. We can convert these shares into shares of Genzyme Transgenics common stock at any time at a price of $6.30 per share. We will receive an escalating annual dividend of between 11% and 12% on amounts that we convert into common stock.

FOCAL:

     In October 1999, we entered into an agreement with Focal, Inc. under which Genzyme Surgical Products will distribute and sell Focal's surgical sealants in North America for selected indications following FDA approval. In November 1999, we purchased 810,372 shares of Focal common stock for $5.0 million. We are also committed, at Focal's option, to make future equity investments of up to $15.0 million subject to certain conditions.

GELTEX:

     In November 1999, we made a $10.0 milestone payment to GelTex as required under our joint venture agreements.

STRESSGEN:

     In August 1999, the Canadian Medical Discoveries Fund exercised its option to require us and StressGen to repurchase the fund's interest in StressGen/Genzyme LLC. We repurchased one-half of the fund's interest in the joint venture in October 1999 for approximately $3.9 million by issuing to the fund 617,200 shares of GZMO Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

     We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 1998.

     We incorporate by reference our disclosure related to these risks, which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of
Operations -- Market Risk" in Exhibit 13.1 to our latest Form 10-K, as amended.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1 Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 1 to our registration statement on Form 8-A, which we filed with the SEC on June 18, 1997 (File
      No. 0-14680). We incorporate this exhibit by reference into this report.
 3.2 By-Laws of Genzyme Corporation, as amended. Filed with this report.
 4.1  Series Designation for Genzyme Molecular Oncology Division
      Common Stock. Filed as Exhibit 2 to our registration statement on Form 8-A, which we filed with the SEC on June
      18, 1997 (File No. 0-14680). We incorporate this exhibit by reference into this report.
 4.2  Series Designation for Genzyme Surgical Products Division
      Common Stock. Filed as Exhibit 2 to our registration statement on Form 8-A, which we filed with the SEC on June
      11, 1999 (File No. 0-14680). We incorporate this exhibit by reference into this report.
 4.3  Series Designation for Series A, Series B, Series C and
      Series D Participating Preferred Stock. Filed as Exhibit 2 to Amendment No. 1 of our registration statement on Form
      8-A, which we filed with the SEC on June 11, 1999 (File No.
      0-14680). We incorporate this exhibit by reference into this report.
 4.4  Amended and Restated Renewed Rights Agreement. Filed as
      Exhibit 4 to Amendment No. 1 of our registration statement on Form 8-A, which we filed with the SEC on June 11, 1999
      (File No. 0-14680). We incorporate this exhibit by reference into this report.
27.1  Financial Data Schedule for the nine month period ended
      September 30, 1999 (for EDGAR filing purposes only). Filed with this report.
27.2  Financial Data Schedule for the nine month period ended
      September 30, 1998 (for EDGAR filing purposes only). Filed with this report.

     (b) Reports on Form 8-K

     On October 21, 1999, we filed a current report on Form 8-K to disclose under Item 5 that:

     - We entered into an agreement to acquire Cell Genesys for approximately $350 million in GENZ Stock; and

     - Our board of directors approved the allocation of Cell Genesys' cancer programs and $60.0 million in cash to Genzyme Molecular Oncology in exchange for the reservation of approximately 12.5 million GZMO designated shares.

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENZYME CORPORATION

                                          By: /s/ MICHAEL S. WYZGA
                                            ------------------------------------
                                            Michael S. Wyzga
                                            Senior Vice President, Finance;
                                            Chief Financial Officer; and
                                            Chief Accounting Officer

DATE: November 15, 1999

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1999

                                 EXHIBIT INDEX

 3.1 Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 1 to our registration statement on Form 8-A, which we filed with the SEC on June 18, 1997 (File
      No. 0-14680). We incorporate this exhibit by reference into this report.
 3.2 By-Laws of Genzyme Corporation, as amended. Filed with this report.
 4.1  Series Designation for Genzyme Molecular Oncology Division
      Common Stock. Filed as Exhibit 2 to our registration statement on Form 8-A, which we filed with the SEC on June
      18, 1997 (File No. 0-14680). We incorporate this exhibit by reference into this report.
 4.2  Series Designation for Genzyme Surgical Products Division
      Common Stock. Filed as Exhibit 2 to our registration statement on Form 8-A, which we filed with the SEC on June
      11, 1999 (File No. 0-14680). We incorporate this exhibit by reference into this report.
 4.3  Series Designation for Series A, Series B, Series C and
      Series D Participating Preferred Stock. Filed as Exhibit 2 to Amendment No. 1 of our registration statement on Form
      8-A, which we filed with the SEC on June 11, 1999 (File No.
      0-14680). We incorporate this exhibit by reference into this report.
 4.4  Amended and Restated Renewed Rights Agreement. Filed as
      Exhibit 4 to Amendment No. 1 of our registration statement on Form 8-A, which we filed with the SEC on June 11, 1999
      (File No. 0-14680). We incorporate this exhibit by reference into this report.
27.1  Financial Data Schedule for the nine month period ended
      September 30, 1999 (for EDGAR filing purposes only). Filed with this report.
27.2  Financial Data Schedule for the nine month period ended
      September 30, 1998 (for EDGAR filing purposes only). Filed with this report.