Form 10-K
period 1999-12-31
GENZYME CORP
filed 2000-03-30
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          COMMISSION FILE NO. 0-14680
                            ------------------------

                              GENZYME CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                                     06-1047163
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

              ONE KENDALL SQUARE                                      02139
           CAMBRIDGE, MASSACHUSETTS                                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (617) 252-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
     GENZYME GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GENZ STOCK") GENZYME MOLECULAR ONCOLOGY DIVISION COMMON STOCK, $0.01 PAR VALUE ("GZMO STOCK") GENZYME SURGICAL PRODUCTS DIVISION COMMON STOCK, $0.01 PAR VALUE ("GZSP STOCK")
  GENZYME TISSUE REPAIR DIVISION COMMON STOCK, $0.01 PAR VALUE ("GZTR STOCK")
                           GENZ STOCK PURCHASE RIGHTS
                           GZMO STOCK PURCHASE RIGHTS
                           GZSP STOCK PURCHASE RIGHTS
                           GZTR STOCK PURCHASE RIGHTS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

        Aggregate market value of voting stock held by non-affiliates of the
                        Registrant as of March 1, 2000:
                                 $5,874,532,711

Number of shares of the Registrant's GENZ Stock outstanding as of March 1, 2000:
                                   84,710,732
Number of shares of the Registrant's GZMO Stock outstanding as of March 1, 2000:
                                   13,514,512
Number of shares of the Registrant's GZSP Stock outstanding as of March 1, 2000:
                                   14,854,067
Number of shares of the Registrant's GZTR Stock outstanding as of March 1, 2000:
                                   28,524,138
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1999 Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair Annual Reports are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements, including statements regarding our:

    - Projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services;

    - Estimates of the potential markets for our products and services;

    - Sales and marketing plans;

    - Assessments of competitors and potential competitors;

    - Estimates of the capacity of manufacturing and other facilities to support our products and services;

    - Planned creation of a new division;

    - Planned acquisition of Biomatrix, Inc.;

    - Expected future revenues, operations and expenditures; and

    - Projected cash needs.

These statements are based upon the current assumptions of our management and are only expectations of future results. These statements are subject to risks and uncertainties, and our actual results may differ significantly from those that are described in this Form 10-K. These risks and uncertainties include:

    - Our ability to successfully complete preclinical and clinical development of our products and services;

    - Our ability to manufacture sufficient amounts of our products for development and commercialization activities;

    - Our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

    - The content and timing of decisions made by the FDA and other regulatory agencies;

    - The accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services;

    - Market acceptance of our products and services;

    - Our ability to obtain reimbursement for our products and services from third-party payors;

    - Our ability to establish and maintain licenses, strategic collaborations and distribution arrangements;

    - The continued funding of our joint ventures;

    - The accuracy of our information regarding the products and resources of our competitors and potential competitors; and

    - The likelihood that the regulatory and other approvals required to create a new division and to complete the Biomatrix acquisition will be obtained.

    We have included more detailed descriptions of these risks and uncertainties in Exhibit 99.2, "Factors Affecting Future Operating Results," to this
Form 10-K. We encourage you to read those descriptions carefully.

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS

    Throughout this Form 10-K, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our four operating divisions as follows:

    - Genzyme General Division = "Genzyme General;"

    - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology;"

    - Genzyme Surgical Products Division = "Genzyme Surgical Products;" and

    - Genzyme Tissue Repair Division = "Genzyme Tissue Repair."

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

    Genzyme-Registered Trademark-, Cerezyme-Registered Trademark-, Ceredase-Registered Trademark-, Thyrogen-Registered Trademark-, N-geneous-REGISTERED TRADEMARK- LDL, N-geneous-REGISTERED TRADEMARK- HDL, Contrast-REGISTERED TRADEMARK-(), InSight-Registered Trademark-, MASDA-Registered Trademark-, Sepra Film-Registered Trademark-, Pleur-evac-Registered Trademark-, Thora-Klex-Registered Trademark-, Tevdek-Registered Trademark-, Polydek-Registered Trademark-,
Deklene-REGISTERED TRADEMARK-(), Cohn Cardiac
Immobilizer-REGISTERED TRADEMARK-(), SaphLITE-REGISTERED TRADEMARK-(), Sepragel-REGISTERED TRADEMARK-(), Diamond-Line-REGISTERED TRADEMARK-(), Diamond-Flex-REGISTERED TRADEMARK-(), Diamond-Touch-REGISTERED TRADEMARK-() and Carticel-REGISTERED TRADEMARK- are registered trademarks of Genzyme. Fabrazyme-TM-, Afp4-TM-(), GlyPro-TM-, SAGE-TM-, EndoCABG-TM-, Sahara-TM-, Genzyme OPCAB Elite-TM-, Cohn Cardiac Stabilizer-TM-, Switch-Blade-TM-, Seprafilm-TM-, Sepracoat-TM-, Sepramesh-TM-, SepraPak-TM-, CV Seprafilm-TM-, Epicel-TM- and QuickTack-TM- are trademarks of Genzyme.
Genzyme-Registered Trademark- is a service mark of Genzyme.
Renagel-Registered Trademark- is a registered trademark of GelTex Pharmaceuticals, Inc. NeuroCell-TM--PD and NeuroCell-TM--HD are trademarks of Diacrin, Inc. FocalSeal-Registered Trademark--L is a registered trademark of Focal, Inc. Provisc-Registered Trademark- is a registered trademark of Alcon Laboratories, Inc. Pulmozyme-Registered Trademark- is a registered trademark of Genentech, Inc. AVONEX-Registered Trademark- is a registered trademark of Biogen, Inc. Synvisc-REGISTERED TRADEMARK- is a registered trademark of Biomatrix, Inc. Aldurazyme-TM- is a trademark of BioMarin/Genzyme LLC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I

ITEM 1.    BUSINESS....................................................         5
           General.....................................................         5
           Recent Development..........................................         5
           Genzyme General--Products and Development Programs..........         6
           Genzyme Molecular Oncology--Development Programs and
           Services....................................................        11
           Genzyme Surgical Products--Products and Development
           Programs....................................................        15
           Genzyme Tissue Repair--Products and Development Programs....        18
           Competition.................................................        19
           Patents, License Agreements and Trademarks..................        23
           Government Regulation.......................................        24
           Employees...................................................        27
           Research and Development Costs..............................        27
           Sales by Geographic Area, Significant Customers and
           Products....................................................        28
ITEM 1A.   EXECUTIVE OFFICERS..........................................        28
ITEM 2.    PROPERTIES..................................................        30
ITEM 3.    LEGAL PROCEEDINGS...........................................        31
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE.............................        31

PART II

           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................        32
ITEM 5.
ITEM 6.    SELECTED FINANCIAL DATA.....................................        34
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................        34
ITEM 7A.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK....        34
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        34
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................        35

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........        35
ITEM 11.   EXECUTIVE COMPENSATION......................................        35
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................        35
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        35

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.........................................................        36
           14(a)(1) Financial Statements...............................        36
           14(a)(2) Financial Statement Schedules......................        37
           14(a)(3) Exhibits...........................................        38
           14(b) Reports on Form 8-K...................................        38
           14(c) Exhibits..............................................        38

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are a biotechnology company that develops innovative products and services for major unmet medical needs. We were founded in 1981 and became a Massachusetts corporation in 1991. We currently have four operating divisions. Each of our divisions has its own outstanding series of common stock that is intended to reflect its value and track its financial performance. Our four divisions are:

    - Genzyme General, which develops and markets therapeutic products and diagnostic products and services, with an emphasis on therapies for genetic diseases. Genzyme General Division Common Stock is listed on the Nasdaq National Market-TM- under the symbol "GENZ."

    - Genzyme Molecular Oncology, which is developing cancer products, with a focus on cancer vaccines and angiogenesis inhibitors. It is shaping these new therapies through the integration of its genomics, gene discovery, cell therapy, gene therapy, small molecule drug discovery, and protein therapeutic efforts. Genzyme Molecular Oncology Division Common Stock is listed on Nasdaq under the symbol "GZMO."

    - Genzyme Surgical Products, which develops and markets a portfolio of devices, biomaterials and biotherapeutics for the cardiothoracic and general surgery markets. Genzyme Surgical Products Division Common Stock is listed on Nasdaq under the symbol "GZSP."

    - Genzyme Tissue Repair, which develops and markets biological products for orthopedic injuries, such as cartilage damage, and severe burns. Genzyme Tissue Repair Division Common Stock is listed on Nasdaq under the symbol "GZTR."

    We allocate all of our products, services, programs, assets and liabilities among our divisions for purposes of financial statement presentation; however, Genzyme, the corporation, continues to own all of the assets and is responsible for all of the liabilities allocated to each of the divisions.

RECENT DEVELOPMENT

    In March 2000, we announced our intention to create a new division called Genzyme Biosurgery by combining Genzyme Surgical Products and Genzyme Tissue Repair in tax-free stock exchanges to form one division, and then acquiring Biomatrix Inc. in an exchange of stock and approximately $245 million in cash. Biomatrix is a worldwide leader in the development and manufacture of viscoelastic biomaterials for use in orthopedic and other medical applications. The new division will have its own newly created series of stock that will be traded on Nasdaq.

    The transaction will unite three leaders in the rapidly emerging market for sophisticated biomaterials and biotherapeutics products that are used in surgical and medical procedures. Its focus will be on bio-cardiology, bio-orthopedics and neurology platforms. The new division will begin with a portfolio of 22 significant marketed products, including Biomatrix's Synvisc-Registered Trademark- treatment for osteoarthritis of the knee, and a strong pipeline of ten products in various stages of development.

    We expect the transaction to close by the end of June 2000, pending regulatory and shareholder approvals. Our board of directors and the Board of Directors of Biomatrix each have unanimously approved the merger. The merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will require the approval of Biomatrix's shareholders and all of our shareholders, including separate approvals of Genzyme Surgical Products and Genzyme Tissue Repair shareholders, and is subject to customary closing conditions.

GENZYME GENERAL--PRODUCTS AND DEVELOPMENT PROGRAMS

    Genzyme General primarily consists of two business units, Therapeutics and Diagnostics. The Therapeutics business unit focuses on developing and marketing products for genetic diseases, including a family of diseases known as lysosomal storage diseases, and specialty therapeutics. The Diagnostics business unit develops, markets and distributes IN VITRO diagnostic products and genetic testing services.

THERAPEUTICS

    The Therapeutics business unit currently has three therapeutics products on the market and several other products in varying stages of development. The following chart contains information about many of these products and product candidates.

                PRODUCT                        INDICATION               STATUS          COLLABORATOR OR LICENSOR
----------------------------------------  ---------------------  ---------------------  ------------------------
CEREDASE-REGISTERED TRADEMARK-            Type I Gaucher         Marketed since 1991    None
  (ALGLUCERASE FOR INJECTION) AND         disease                and 1995,
  CEREZYME-REGISTERED TRADEMARK-                                 respectively;
  (IMIGLUCERASE FOR INJECTION)                                   available in 55
                                                                 countries

RENAGEL-REGISTERED TRADEMARK- CAPSULES    Reduction of serum     Marketed since 1998;   GelTex Pharmaceuticals,
  (SEVELAMER HYDROCHLORIDE)               phosphorus in          approved in the U.S.   Inc.*
                                          patients with          in 1998, Israel in
                                          end-stage renal        1999 and in Europe in
                                          disease                2000

THYROGEN-REGISTERED TRADEMARK- HORMONE    Use in follow-up       Marketed since 1998;   None
                                          screening of patients  approved in the U.S.
                                          who have been treated  in 1998 and Brazil in
                                          for thyroid cancer     2000

FABRAZYME-TM- (AFGALSIDASE BETA FOR       Fabry disease          Pivotal trial          None
  INJECTION)                                                     completed; BLA
                                                                 submission planned
                                                                 for first half of
                                                                 2000

TRANSGENIC ANTITHROMBIN III               Heparin resistance     One Phase III trial    Genzyme Transgenics
                                                                 successfully           Corporation*
                                                                 completed; a
                                                                 confirmatory Phase
                                                                 III trial ongoing

ALDURAZYME-TM- (ALRONIDASE FOR            Mucopolysaccharidosis-I One Phase III trial   BioMarin Pharmaceutical,
  INJECTION)                                                     successfully           Inc.*
                                                                 completed; a
                                                                 confirmatory Phase
                                                                 III trial planned for
                                                                 2000

RENAGEL-REGISTERED TRADEMARK- TABLETS     Dialysis               Phase III trial        GelTex Pharmaceuticals,
                                                                 ongoing                Inc.*

RENAGEL-REGISTERED TRADEMARK- CAPSULES    Hemodialysis (Europe)  Phase III trial        GelTex Pharmaceuticals,
                                                                 ongoing                Inc.*

AVONEX-REGISTERED TRADEMARK-              Relapsing/remitting    Pivotal trial planned  Biogen, Inc.
  (INTERFERON-BETA 1A)                    forms of multiple      for first half of
                                          sclerosis in Japan     2000

                PRODUCT                        INDICATION               STATUS          COLLABORATOR OR LICENSOR
----------------------------------------  ---------------------  ---------------------  ------------------------
NEUROCELL-TM--PD                          Parkinson's disease    Phase II trial         Diacrin, Inc.*
                                                                 completed

NEUROCELL-TM--HD                          Huntington's disease   Phase I trial          Diacrin, Inc.*
                                                                 completed

TRANSGENIC ALPHA-GLUCOSIDASE              Pompe disease          Phase II pilot trial   Pharming Group N.V.*
                                                                 in Europe ongoing

GENE THERAPY                              Gaucher disease        Phase I trial ongoing  University of Pittsburgh

DHA DERIVATIVE (GENZ 66055)               Cystic fibrosis        Clinical trial         Beth Israel Deaconess
                                                                 planned for 2000       Medical Center

EPI-KAL2                                  Hereditary angioedema  Clinical trial         Dyax Corp.
                                                                 planned for 2000

ACID SPHINGOMYELINASE                     Type B Niemann-Pick    Clinical trial         Mt. Sinai School of
                                          disease                planned for 2000       Medicine

PEPTIDE THERAPY                           Pemphigus vulgaris     In development         None (added program
                                                                                        through our acquisition
                                                                                        of Peptimmune, Inc. in
                                                                                        July 1999)

GENE THERAPY                              Cystic Fibrosis        In development         University of Michigan
                                                                                        and the Hospital for
                                                                                        Sick Children in
                                                                                        Toronto, Ontario

GENE THERAPY                              Lysosomal storage      In development         Genovo, Inc.
                                          diseases

------------------------

* If you would like information about our strategic collaborations marked with an asterisk, you should read Note I to our consolidated financial statements, which we are incorporating into this discussion by reference.

    Genzyme General also sells synthetic phospholipids, synthetic peptides and amino acid derivatives, which are used in research as raw materials for pharmaceutical manufacturers. It also produces and sells bulk hyaluronic acid for a number of applications. Under an agreement with Alcon Laboratories, Inc., Genzyme General supplies pharmaceutical-grade hyaluronic acid powder to Alcon for incorporation into Provisc-Registered Trademark-, an ophthalmic surgical aid product. In addition, hyaluronic acid is sold to a number of customers for various research and development applications.

    We have provided more details on our therapeutic products and our late-stage development programs below.

    CEREZYME-REGISTERED TRADEMARK- (IMIGLUCERASE FOR INJECTION)/CEREDASE-REGISTERED TRADEMARK- (ALGLUCERASE FOR
INJECTION). Treatment with Cerezyme-Registered Trademark- enzyme or Ceredase-Registered Trademark- enzyme replacement therapy currently represents the only safe and effective treatment available for Type I Gaucher disease, a lysosomal storage disease. We entered the market in 1991 with Ceredase-Registered Trademark- enzyme. Because production of Ceredase-Registered Trademark- enzyme was subject to supply constraints, we developed Cerezyme-Registered Trademark- enzyme, a recombinant form of human alpha glucocerebrosidase, the enzyme that is deficient in Gaucher patients. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into cells of one organism the genetic material of a different species. In the case of Cerezyme-Registered Trademark- enzyme, Chinese hamster ovary cells are engineered to produce human alpha glucocerebrosidase. We stopped producing Ceredase-Registered Trademark- enzyme, except for small quantities, during 1998 after substantially all patients who previously used Ceredase-Registered Trademark- enzyme were converted to Cerezyme-Registered Trademark- enzyme.

    Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the estimated 5,000 Gaucher patients Genzyme General believes exist worldwide. Genzyme General received marketing approval for Cerezyme-Registered Trademark-enzyme in five countries as well as the 15 countries forming the European Union and for Ceredase-Registered Trademark- enzyme in 13 countries. Our results of operations are highly dependent on sales of these products. Sales of Cerezyme-Registered Trademark- and Ceredase-Registered Trademark- enzymes totaled approximately $479 million in 1999, which represented approximately 70% of Genzyme's product revenue in that year. Sales of these products totaled
$411 million, or 67% of Genzyme's product revenue, in 1998 and $333 million, or 67% of Genzyme's product revenue, in 1997.

    RENAGEL-REGISTERED TRADEMARK- (SEVELAMER
HYDROCHLORIDE). Renagel-Registered Trademark- capsules are used for the reduction of serum phosphorus in patients with end-stage renal disease. There are an estimated 280,000 end-stage renal failure patients in the United States, approximately 95% of whom receive a phosphate control product. There are also an estimated 170,000 end-stage renal failure patents in Europe. In connection with our joint venture with GelTex Pharmaceuticals, Genzyme General is marketing Renagel-Registered Trademark- capsules directly to nephrologists, renal dieticians and payors through a dedicated sales force. It plans to launch Renagel-Registered Trademark- capsules on a country-by-country basis in Europe during 2000 following receipt of pricing and reimbursement approvals. Genzyme General and GelTex Pharmaceuticals are also developing a new tablet form of the RenaGel-Registered Trademark- product designed to have a higher potency and to be smaller and more convenient than the capsule form.

    THYROGEN-REGISTERED TRADEMARK- (THYROTROPIN ALFA FOR
INJECTION). Thyrogen-Registered Trademark- hormone was developed by Genzyme General to allow patients to continue taking their thyroid hormone supplements while they are being screened for metastases. This allows patients to avoid the debilitating effects of hypothyroidism. In the United States, physicians order approximately 135,000 thyroglobulin tests and 25,000 radioiodine imaging whole body scans each year for thyroid cancer patients. Thyrogen-Registered Trademark-hormone is being co-marketed in the United States under an agreement with Knoll Pharmaceutical Company. Brazil has the highest incidence of thyroid cancer in the developed world, outside of the United States. Physicians order approximately 28,000 thyroglobulin tests and 12,000 radioiodine imaging whole body scans each year in Brazil for thyroid cancer patients. Biobras S.A. will exclusively distribute and market the product in Brazil.

    FABRAZYME-TM- (ALGALSIDASE BETA FOR INJECTION). Fabrazyme-TM- enzyme is a recombinant form of the human enzyme alpha-galactosidase. Genzyme General is developing Fabrazyme-TM- enzyme as a treatment for Fabry disease. Fabry disease is a lysosomal storage disease that is estimated to affect 1 in 40,000 males worldwide, with an estimated 2,000 to 4,000 patients worldwide. Genzyme General has completed a multi-center pivotal clinical trial of Fabrazyme-TM- enzyme and intends to file for regulatory approval in the United States in the first half of 2000.

    ANTITHROMBIN III. Antithrombin III, also known as ATIII, is a protein naturally produced by the body that, when bound to heparin, prevents blood clotting. Genzyme General and Genzyme Transgenics are developing transgenically-produced recombinant ATIII. Transgenic proteins are produced by inserting human DNA into animal cells so that the target protein, or drug, is secreted into the milk of female offspring during lactation. Genzyme General and Genzyme Transgenics successfully completed a Phase III clinical trial of transgenic ATIII to restore heparin sensitivity in heparin-resistant patients undergoing elective heart surgery requiring cardiopulmonary bypass. An on going confirmatory Phase III clinical trial is designed to compare transgenic ATIII to plasma-derived ATIII and is scheduled to conclude in 2000. Genzyme currently owns approximately 30% of the outstanding shares of Genzyme Transgenics common stock.

    ALDURAZYME-TM- (ALRONIDASE FOR INJECTION). Genzyme General's partner BioMarin Pharmaceutical successfully completed a Phase III clinical trial of Aldurazyme-TM- enzyme, a recombinant form of the human enzyme alpha-L-iduronidase. Aldurazyme-TM- enzyme is designed to treat a lysosomal storage disease known as mucopolysaccharidosis I, or MPS-I. A confirmatory Phase III clinical trial is scheduled for 2000. Approximately 2,000 to 3,000 people in the developed world have been diagnosed with MPS-I.

    AVONEX-REGISTERED TRADEMARK- (INTERFERON-BETA 1A). In September 1998, Genzyme entered into an agreement with Biogen Inc. under which Genzyme General will commercialize and exclusively distribute AVONEX-Registered Trademark- in Japan, following regulatory approval. AVONEX-Registered Trademark- is Biogen's treatment for relapsing/remitting forms of multiple sclerosis. Genzyme General is managing the clinical development program for AVONEX-Registered Trademark- in Japan and is working to obtain registration and reimbursement approvals for the product. Genzyme General estimates that there are at least 5,000 multiple sclerosis patients in Japan.

    Genzyme General has several other research and development programs in process. It is dedicated to capitalizing on its expertise in proteins, gene and cell therapy, and small molecules to grow its pipeline. It recently formed an Emerging Technology Group to focus on using this expertise to accelerate internal development programs, form additional strategic collaborations and pursue out-licensing opportunities.

DIAGNOSTICS

    DIAGNOSTIC PRODUCTS

    Genzyme General develops, markets and distributes IN VITRO products, with an emphasis on point-of-care, clinical chemistry and rapid test products. Genzyme General sold its bioreagents and ELISA immunochemistry product lines to an operating unit of Sybron Laboratory Products Corp. in July 1999 and the primary assets of its research products business to Techne Corporation in July 1998. These sales reflect the sharpened focus of the diagnostic products business. Genzyme General sells its diagnostic products through its technical sales representatives in the United States and Europe and through distributors in Japan.

    CARDIOVASCULAR PRODUCTS. Genzyme General sells devices and reagents for the measurement of low-density lipoprotein, or LDL, and high-density lipoprotein, or HDL, cholesterol levels. Genzyme General's N-geneous-REGISTERED TRADEMARK- LDL and Liquid N-geneous-REGISTERED TRADEMARK- HDL tests accurately measure cholesterol levels directly without the labor intensive pretreatment steps that were previously needed and are easily adaptable to automated chemistry analyzers. Both tests are being distributed in the United States by Genzyme General under an agreement with the manufacturer of the tests, Daiichi Pure Chemicals Co., Ltd., of Tokyo. In addition to the United States. Genzyme General is also the exclusive marketing partner for the N-geneous-REGISTERED TRADEMARK-LDL and Liquid N-geneous-REGISTERED TRADEMARK- HDL tests in Europe and the rest of the world, with the exception of Asia, where Genzyme General holds co-exclusive distribution rights.

    GLYPRO-TM- ASSAY. Genzyme General's GlyPro-TM- test is an improved tool for monitoring diabetes. The GlyPro-TM- test measures blood sugar levels over several weeks, which is a valuable resource for reducing diabetes-related complications.

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

    RAPID TESTS. Genzyme General's product portfolio includes its patented Contrast-TM- rapid tests for pregnancy, Strep A and infectious mononucleosis determination. It also introduced the first combination rapid test for the two most common causes of parasitic intestinal disease.

    DEVELOPMENT PROGRAMS. In October 1999, Genzyme General and Skye PharmaTech Inc. formed a collaboration to develop and market a point-of-care stroke diagnostic product. Skye is developing the product, and Genzyme General will exclusively manufacture and market the product worldwide following approval. Stroke is the third leading cause of death in the United States, affecting approximately 700,000 people annually, with a similar incidence in Europe. Approximately 150,000 Americans die as a result of stroke each year.

    Genzyme General is conducting research programs for point-of-care products for diabetes and infectious diseases. Other development programs include homocysteine and Lpa-cholesterol tests to determine cardiovascular disease risk and a liquid lipase test for pancreatitis.

    GENETIC DIAGNOSTIC SERVICES

    Genzyme General applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services in the United States and internationally through a national network of laboratories and a direct sales force as well as through joint ventures in Germany and Japan. Genzyme General offers three types of genetic diagnostic services:

    - Biochemical testing services, which consist primarily of a widely used screening test known as AFP3 to determine if further prenatal genetic testing is appropriate;

    - Classical and molecular cytogenetic testing services, which involve the analysis of fetal cells obtained through amniocentesis or a process known as chorionic villi sampling to evaluate chromosomal abnormalities; and

    - DNA testing, which is performed to determine the likelihood that the patient has, or is a carrier for, a specific genetic disorder, such as cystic fibrosis and Gaucher disease.

Genzyme General employs over 90 board certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients.

    We have described some of Genzyme General's genetic diagnostic tests and programs below.

    AFP4-TM- TEST. Genzyme General added this advanced screening test to its comprehensive prenatal genetic services program during the fourth quarter of 1999. This test is more accurate than the AFP3 test in detecting mutations associated with Down syndrome and is expected to replace triple marker screening over time.

    INSIGHT-REGISTERED TRADEMARK- TEST.  Genzyme General's
InSight-REGISTERED TRADEMARK- test is a molecular cytogenetic test that permits identification of the most frequently occurring chromosomal abnormalities within 48 hours, which is significantly faster than the one to three weeks required to perform classical cytogenetic testing (karyotyping). The
InSight-REGISTERED TRADEMARK- analysis is provided in conjunction with a complete karyotype.

    MASDA-REGISTERED TRADEMARK- TECHNOLOGY. Genzyme General's patented multiplex allele-specific diagnostic assay, which is known as the MASDA-REGISTERED TRADEMARK- technology, is used for simultaneous analysis of up to 500 DNA for over 100 genetic mutations in a single test. The
MASDA-REGISTERED TRADEMARK- technology not only provides high-throughput analysis of different patient samples for different genetic diseases, but also identifies multiple mutations in a single patient's DNA sample. Genzyme General is pursuing a number of commercialization strategies for the MASDA-REGISTERED TRADEMARK- technology. In addition, the MASDA-REGISTERED TRADEMARK- technology is being used to provide genetic profiling services for clinical trials being conducted by pharmaceutical companies.

    HEREDITARY NONPOLYPOSIS COLON CANCER. Genzyme General introduced a test that screens for mutations associated with the most common form of hereditary colon cancer, hereditary nonpolyposis colon cancer, which is also known as HNPCC or Lynch Syndrome. HNPCC accounts for between approximately 3 and 6% of all colorectal cancers in the United States, or an estimated 4,000 to 8,000 cases every year. Genzyme General introduced this test in July 1999.

    ADENOMATOUS POLYPOSIS COLI. Genzyme General's APC I1307K test, also introduced in 1999, screens for a gene mutation associated with an increased risk of colorectal cancer in Ashkenazi Jewish families. The specific gene mutation occurs more frequently in this population and has been found in approximately 28 percent of Ashkenazi Jewish individuals who have both a personal history and family history of colon cancer.

    CF86 TEST. Introduced in 1999, Genzyme General's CF86 test screens for 86 genetic mutations associated with cystic fibrosis.

    DEVELOPMENT PROGRAMS. Genzyme General is developing additional platforms for complex mutational analysis and conducts major research and development programs in such areas as genomics and rare cell separation and analysis methods. Genzyme General is also developing a multiple disease carrier test using the MASDA-Registered Trademark- technology and integrated scanning sequencing approaches for rapid detection of both previously characterized and unknown gene mutations.

GENZYME MOLECULAR ONCOLOGY--DEVELOPMENT PROGRAMS AND SERVICES

    Genzyme Molecular Oncology is developing a new generation of cancer therapeutics based upon the growing understanding of the molecular basis of cancer. Genzyme Molecular Oncology believes that these therapeutics have the potential to treat multiple types of cancer, minimize toxicity and side effects, and complement both existing and novel therapies. It uses its functional genomics tools and draws upon capabilities in gene therapy, cell therapy, protein therapy and small molecule drugs to select and pursue the most appropriate of these approaches for each cancer target. Genzyme Molecular Oncology complements its internal resources through collaborations with some of the world's preeminent researchers in cancer research.

DEVELOPMENT PROGRAMS

    Genzyme Molecular Oncology is developing products in the following three therapeutic classes:

    - vaccines that treat cancer by stimulating the body's immune system to fight tumor cells;

    - angiogenesis inhibitors that treat cancer by preventing the formation and development of blood vessels that tumors require for growth; and

    - pathway regulators that treat cancer by regulating one or more of the metabolic processes in cancer cells necessary for tumor cells to grow and survive.

    The following chart describes the development status of Genzyme Molecular Oncology's development programs:

PRODUCT/PROGRAM                      TYPES OF CANCER            STATUS
---------------                      ---------------   ------------------------
CANCER VACCINES

  Dendritic/tumor cell fusion         Breast           Phase I/II trial ongoing
                                      Melanoma         IND filed
                                      Kidney           Preclinical

  Melan-A/MART-1 and gp100 antigens   Melanoma         Phase I/II trial ongoing

  NY-ESO-1 antigen                    Multiple         Preclinical

ANGIOGENESIS INHIBITORS

  aaATIII                             Multiple         Preclinical

  Small molecules                     Multiple         Research

  Gene therapy                        Multiple         Research

CANCER PATHWAY REGULATORS

  Small molecules                     Multiple         Research

Genzyme Molecular Oncology owns all commercial rights to each of these programs other than aaATIII, which it is co-developing with ATIII LLC, the joint venture between Genzyme General and Genzyme Transgenics.

    CANCER VACCINES

    Genzyme Molecular Oncology believes that the most successful cancer vaccines will be those that activate a cellular immune response directed at the tumor. Its program features two types of vaccines for generating a tumor-specific cellular immune response:

    - where the specific tumor antigens are not known, Genzyme Molecular Oncology uses a technique that fuses the patient's own tumor cells with dendritic cells, creating a cell therapy product; and

    - where specific tumor antigens have been identified as targets of the cellular immune response, Genzyme Molecular Oncology uses gene-based or peptide-based tumor vaccines.

Antigens are molecular markers in tumor cells that enable the body's immune system to recognize and respond to these cells as being foreign. Dendritic cells are specialized immune system cells that capture antigens and present them to T cells that selectively recognize them. T cells are the immune system's cellular response to disease.

    Genzyme Molecular Oncology believes that both of the vaccine types described above will provide clinical benefit and have commercial potential. Development of antigen-specific vaccines, however, is currently limited by the lack of known tumor-specific antigens. Therefore, cell fusion may be more broadly applicable in the near term. Over time, as Genzyme Molecular Oncology identifies more tumor-specific antigens, it anticipates having the ability to provide off-the-shelf vaccines that are customized based on the set of specific antigens present in the patient's tumor.

    BREAST CANCER FUSION VACCINE. Working with the Dana-Farber Cancer Institute and the Beth Israel Deaconess Medical Center in Boston, Genzyme Molecular Oncology initiated a Phase I/II clinical trial for the treatment of metastatic breast cancer in September 1999. The vaccine used in this trial is produced using a chemical fusion process to combine the patient's own cancer cells and dendritic cells derived from the patient. The end points for this trial are safety, immunologic response and clinical response.

    KIDNEY CANCER AND MELANOMA FUSION VACCINES. An academic group in Germany has recently published clinical data for the treatment of kidney cancer with a vaccine produced using electrofusion to combine a patient's cancer cells with dendritic cells derived from another source. The clinical response rate reported in that study was significantly higher than has been achieved with standard therapy in that patient population.

    Because of the positive results reported in the German study, Genzyme Molecular Oncology plans to commence four additional Phase I clinical trials for cell fusion vaccines in 2000. These trials will be in kidney cancer and in melanoma. For each type of cancer, Genzyme Molecular Oncology intends to conduct two trials, one using vaccine produced in the manner used in its breast cancer trial and one using vaccine produced in the manner used in the German study. These trials should provide Genzyme Molecular Oncology insight into the safety and efficacy of cell fusion vaccines in a variety of cancer indications, as well as a comparison of these two processes for producing cell fusion vaccines.

    MELAN-A/MART-1 AND GP100 ANTIGEN-SPECIFIC VACCINES. In collaboration with Dr. Steven Rosenberg at the National Cancer Institute, Genzyme Molecular Oncology has conducted two Phase I clinical trials. In these trials, adenoviral gene delivery vectors carrying either the Melan-A/MART-1 or gp100 gene were evaluated for safety, immunologic reactivity and potential therapeutic effect when administered IN VIVO alone or in conjunction with recombinant interleukin-2. The results from these clinical studies indicated that the adenoviral vectors were safe and well tolerated, and that a small but notable number of both the 36 patients immunized with Melan-A/MART-1 and the 18 patients treated with gp100 showed clinically significant tumor regression. These responses were seen in very late stage (stage IV) metastatic disease patients, who are a heavily pre-treated patient population not expected to mount a robust immune response and who, as a group, have a very short life expectancy.

    In April 1999, Genzyme Molecular Oncology initiated a Phase I/II trial in melanoma patients at Massachusetts General Hospital. This trial involves extracting dendritic cells from the patient and combining these cells with a vaccine containing Melan-A/MART-1 and gp100 EX VIVO. The treated cells are then injected into the patient. In this trial, Genzyme Molecular Oncology will assess safety, immunologic response and clinical response. Throughout the trial Genzyme Molecular Oncology will be performing a comprehensive analysis of the patient's immune response to the vaccine to help it to understand better why some patients respond well to the therapy while others do not.

    Genzyme Molecular Oncology is also conducting pre-clinical studies to support a Phase I/II IN VIVO melanoma trial expected to begin early in the second half of 2000. For this study, Genzyme Molecular Oncology plans to utilize both the Melan-A/MART-1 and gp100 tumor antigens. In this trial, Genzyme Molecular Oncology intends to monitor patient immune responses in order to further elucidate the immunology of cancer to enhance its antigen-specific vaccine development efforts.

    NY-ESO-1 ANTIGEN-SPECIFIC VACCINES. NY-ESO-1 is an antigen expressed in a subset of a number of different tumor types, including breast cancer, melanoma and lung cancer. Genzyme Molecular Oncology is conducting pre-clinical development to support a Phase I/II clinical trial for NY-ESO-1-positive tumors to be performed in collaboration with the Ludwig Institute. In this trial, Genzyme Molecular Oncology plans to enroll patients with tumors that express NY-ESO-1 regardless of the location of the tumor. In this way, the trial will offer an opportunity to shift the paradigm for treating cancer from one based on the anatomical location of the tumor to one based on the antigenic profile of the tumor.

    ANGIOGENISIS INHIBITORS

    Genzyme Molecular Oncology is pursuing proteins, small molecules and gene therapies for use as angiogenesis inhibitors. Angiogenesis is the growth of new blood vessels. A modified form of ATIII that is known as aaATIII is Genzyme Molecular Oncology's lead development candidate in its angiogenesis inhibition program. While ATIII does not inhibit angiogenesis, preclinical studies have shown that when it is modified to aaATIII, the modified compound acts as a potent angiogenesis inhibitor.

    CANCER PATHWAY REGULATOR

    Cancer pathway regulators treat cancer by regulating one or more metabolic processes required for growth and survival of cancer cells. Genzyme Molecular Oncology has early stage programs focusing on small molecule drugs. Genzyme Molecular Oncology's small molecule drug discovery effort relies upon its access to extensive libraries of compounds and multiple high-throughput assays. The number of small molecules in Genzyme's libraries of chemical compounds now exceeds two million compounds. Genzyme Molecular Oncology also has access to compound libraries of other companies.

SAGE-TM- TECHNOLOGY PLATFORM

    Genzyme Molecular Oncology's SAGE-TM- technology is a patented high-throughput, high efficiency method of simultaneously detecting and measuring the expression level of virtually all genes expressed in a cell at a given time. The SAGE-TM- technology detects and quantifies expression of novel as well as known genes and, because of its high efficiency and sensitivity, SAGE-TM- technology can detect genes expressed at low levels. Some of the uses of SAGE-TM- technology are comparison of disease tissue with healthy tissue, comparison of genes expressed at different stages of disease, elucidation of disease pathways and measurement of response to and toxicity of drug candidates. Genzyme Molecular Oncology continues to enhance the power of its SAGE-TM-technology through software and bioinformatics development, technology improvements, database expansion and the integration of the SAGE-TM- technology with other genomics tools, such as microarrays.

    Genzyme Molecular Oncology has used its SAGE-TM- technology to analyze the most prevalent types of cancer and corresponding normal tissue and also has access to SAGE-TM- data generated in the laboratories of Drs. Bert Vogelstein and Kenneth Kinzler at The Johns Hopkins University. Genzyme Molecular Oncology has accumulated from its proprietary analyses, its collaborators and the Cancer Genome Anatomy Project at the NCI a database of over 3.5 million SAGE-TM- gene sequence identification tags, representing over 125,000 unique genes.

    Genzyme Molecular Oncology is also using its SAGE-TM- technology extensively in its drug discovery and development efforts to identify genes that are functionally relevant. In cancer vaccines, Genzyme Molecular Oncology combines the SAGE-TM- technology with other proprietary tools to identify tumor-specific antigens. In angiogenesis inhibition, Genzyme Molecular Oncology is using the SAGE-TM- technology to dissect the genetic pathways for angiogenesis and to explore and understand the mechanism of action of drug candidates discovered in functional assays. In cancer pathway regulation, Genzyme Molecular Oncology is using the SAGE-TM- technology to identify targets to use in high-throughput screens.

    In addition to using the SAGE-TM- technology in its drug discovery and development programs, Genzyme Molecular Oncology is using the SAGE-TM-technology and its proprietary SAGE-TM- database to generate revenues through licenses and service agreements and database collaborations.

ANTIGEN DISCOVERY PLATFORM

    Genzyme Molecular Oncology is seeking to stimulate a cellular immune response against tumors by using vaccines to present tumor-specific antigens to the immune system. Genzyme Molecular

Oncology has built a proprietary, state-of-the-art antigen discovery platform that combines identification and validation in one step. Genzyme Molecular Oncology is using this platform to rapidly and efficiently identify and validate target antigens for incorporation into novel antigen-specific cancer vaccines. Genzyme Molecular Oncology plans to analyze the cancer cells extracted from the patients in its on-going cell fusion vaccine clinical trials using its antigen discovery technologies in order to identify the antigens associated with anti-tumor and expand the development of its antigen-specific vaccines.

GENZYME SURGICAL PRODUCTS--PRODUCTS AND DEVELOPMENT PROGRAMS

    In addition to providing traditional devices and closures for the cardiothoracic, general and plastic surgery markets, Genzyme Surgical Products develops and markets products for minimally invasive cardiovascular surgery, biomaterials and biotherapeutics. Genzyme Surgical Products' sales force markets products directly to surgeons and hospital administrators throughout the United States and Europe. It also uses a network of distributors in Europe, Asia and Latin America.

    Genzyme Surgical Products' biomaterials program includes products based on hyaluronic acid that are intended to reduce the incidence and extent of adhesions (scar tissue) that form after surgery. Hyaluronic acid is a substance that is naturally created by the body to lubricate and protect tissue. These products are known as the Sepra family of products and are being developed on behalf of Genzyme Development Partners, L.P. Genzyme Surgical Products has the exclusive right to sell the Sepra family of products in the United States and Canada on behalf of our joint venture with Genzyme Development Partners and the exclusive right to sell these products outside the United States and Canada for its own benefit. Genzyme Surgical Products sells the Sepra family of products in Luxembourg, Germany, Austria, Switzerland and Japan through distributors. If you would like more information about our relationship with Genzyme Development Partners and the joint venture, you should read Note M to our consolidated financial statements, which we are incorporating into this discussion by reference.

CARDIOTHORACIC SURGERY

    TRADITIONAL INSTRUMENTS AND DEVICES. Genzyme Surgical Products' cardiothoracic surgery business consists of a comprehensive portfolio of products, including fluid management and chest drainage systems, sutures and cardiovascular instruments. Its line of fluid management systems consists primarily of self-contained, disposable chest drainage devices used to drain blood from the chest cavity following open-heart surgery, other surgical procedures and trauma. Genzyme Surgical Products also sells autotransfusion devices that allow the collection of blood shed by the patient and its reinfusion postoperatively, which eliminates the risks associated with blood transfusions. Genzyme Surgical Products' self-contained, disposable Pleur-evac-Registered Trademark- chest drainage unit was introduced in 1967 and is the market leader in chest drainage devices. Genzyme Surgical Products also sells a line of dry suction-controlled chest drainage and autotransfusion devices under the Sahara-TM- and Thora-Klex-Registered Trademark- brand names. It markets sutures, including the Tevdek-Registered Trademark- and Polydek-Registered Trademark- valve sutures and Deklene-Registered Trademark-bypass sutures. Genzyme Surgical Products also sells aortic punches, which are used during coronary artery bypass surgery to make clean, round openings in the aorta prior to grafting. Finally, its Diamond-Line-Registered Trademark-portfolio of hand-held, reusable instruments includes needleholders, scissors, forceps, graspers, dissectors and retractors.

    MINIMALLY INVASIVE CARDIOVASCULAR SURGERY SYSTEMS. Genzyme Surgical Products markets products for minimally invasive cardiovascular surgery, with a focus on beating-heart surgery. In beating-heart surgery, procedures are performed on the heart without stopping the heart and without the use of a heart/lung machine to circulate blood and supply oxygen. This allows surgeons to avoid the complications often associated with the use of heart/lung machines. Genzyme Surgical Products' newest product in this line is known as the Genzyme OPCAB Elite-TM- beating-heart platform. The Genzyme OPCAB Elite-TM- system is designed to allow surgeons to conduct multi-vessel coronary artery bypass surgery while the heart continues to beat. It combines reusable retractors with disposable devices such as stabilizers, sutures and punches. A central component of the system is the Cohn Cardiac Stabilizer-TM- device, which allows surgeons to isolate and stabilize a small section of the heart to have clear access to the blood vessels.

    In addition, Genzyme Surgical Products has introduced minimally invasive saphenous vein harvest and valve replacement instruments. For example, its SaphLITE-Registered Trademark- II system is used to remove the saphenous vein from the leg for use as a graft in coronary artery bypass procedures.

    BIOMATERIALS. Genzyme Surgical Products has obtained the exclusive right to distribute FocalSeal-Registered Trademark--L in North America for pulmonary, cardiovascular and gastrointestinal procedures following regulatory approval of the product. FocalSeal-Registered Trademark--L is a biomaterial developed by Focal, Inc. for the prevention of air and fluid leaks following surgery. FocalSeal-Registered Trademark--L recently received approval in Canada, and Genzyme Surgical Products expects it to be approved in the United States in 2000. Approximately 70,000 lung surgeries are performed in the United States annually, with almost all patients at risk for debilitating air leaks.

    Genzyme Surgical Products recently obtained approval in the European Union for its CV Seprafilm-TM- cardiovascular adhesion barrier, which is designed to reduce the formation of adhesions following open-heart surgery. In addition, it has completed the safety phase of a clinical trial for this product in the United States in infants undergoing multi-stage procedures for the repair of congenital heart defects.

    BIOTHERAPEUTICS. Genzyme Surgical Products also has several biotherapeutic products in various stages of research and development. It is developing HIF-1 alpha, which is a naturally occurring compound that has been shown to trigger the expression of many proteins associated with angiogenesis. Genzyme Surgical Products is conducting a Phase I clinical trial of HIF-1 alpha in patients with peripheral vascular disease, a condition caused by blocked arteries in the limbs. Following review of a protocol by the Recombinant DNA Advisory Committee of the National Institutes of Health, Genzyme Surgical Products also plans to begin a second Phase I clinical trial of the product in patients with coronary artery disease undergoing bypass surgery who have an area of the heart that is not suitable for surgical revascularization.

    Genzyme Surgical Products is conducting research on other gene therapy approaches to congestive heart failure and restenosis. In addition, through a collaboration with a research group at the Toronto Hospital in Canada, Genzyme Surgical Products is also conducting research on cell therapy approaches to congestive heart failure.

GENERAL SURGERY

    Genzyme Surgical Products has established a growing presence in the general surgery market through its biomaterials and endoscopic instruments.

    BIOMATERIALS. Genzyme Surgical Products has an extensive line of biomaterial products on the market and in development for the general surgery market, including many products included in the Sepra family of products.

PRODUCT                                            INDICATION                       STATUS
-------                                   -----------------------------  -----------------------------
SEPRA FILM-REGISTERED TRADEMARK-          Abdominal/pelvic surgery       Marketed in the U.S. since
  BIORESORBABLE MEMBRANE                                                 1996; approved in the U.S.
                                                                         and Europe in 1996, in Canada
                                                                         and Israel in 1997, in Japan
                                                                         in 1998 and in several other
                                                                         countries

SEPRA FILM(-REGISTERED TRADEMARK-)        Small bowel obstructions       Phase IV clinical trial
  BIORESORBABLE MEMBRANE                                                 ongoing

SEPRA FILM(-REGISTERED TRADEMARK-) II     Abdominal/pelvic surgery       Marketed in Europe since 1999
  ADHESION BARRIER

SEPRACOAT-TM- COATING SOLUTION            Open surgery                   Marketed in Europe since 1996

SEPRAMESH-TM- PRODUCT                     Hernia repair                  Received 510(k) clearance in
                                                                         2000

SEPRAPAK-TM- PRODUCT                      Sinus packing                  Listed with the FDA

SEPRAGEL(-REGISTERED TRADEMARK-)          Open and laproscopic surgery   In development
  BIORESORBABLE GEL

    Genzyme Surgical Products' lead product in the general surgery market is Sepra Film-Registered Trademark- bioresorbable membrane. It is currently conducting a Phase IV clinical trial to test the ability of the Sepra Film-Registered Trademark- product to reduce the incidence of bowel obstructions. Genzyme Surgical Products is also marketing Sepra
Film-Registered Trademark- II adhesion barrier, a second generation Sepra Film-Registered Trademark- product designed to have increased plasticity, as an adhesion prevention product for open and laparoscopic surgery in Europe. In addition, Genzyme Surgical Products has developed the Sepramesh-TM- product, a prosthetic surgical mesh product for use in hernia repairs.

    Other Sepra products are in earlier stages of development. Genzyme Surgical Products is developing Sepragel-Registered Trademark- bioresorbable gel for use during laparoscopic surgery as well as in open surgery as a complement to the Sepra Film-Registered Trademark- product. Genzyme Surgical Products is also currently developing anti-adhesion products for other surgical applications.

    ENDOSCOPIC INSTRUMENTS. Genzyme Surgical Products carries an extensive line of high-quality endoscopic instruments for general and gynecological surgery. Its Diamond-Line-Registered Trademark- technology extends to a full portfolio of retractors, forceps, scissors, needle-holders, graspers and clamps. The leading products in the portfolio are its Diamond-Flex-Registered Trademark- and Diamond-Touch-Registered Trademark- instruments.
Diamond-Flex-Registered Trademark- retractors and forceps are the only reusable instruments on the market with articulating heads that allow gentle repositioning of organs and tissue at varying angles. The Diamond-Touch-Registered Trademark- instruments provide ergonomically designed contoured handles for superior positioning, comfort and control. Genzyme Surgical Products' Switch-Blade-TM- tips are the second major component of its endoscopic surgery portfolio. Switch-Blade-TM- tips are disposable scissor tips that are attached to reusable shafts.

OTHER PRODUCTS

    Genzyme Surgical Products also manufactures products for the plastic surgery market. This distinct product line consists of hand-held instruments, endoscopic plastic surgery equipment, sutures and surgical compression garments.

GENZYME TISSUE REPAIR--PRODUCTS AND DEVELOPMENT PRODUCTS

    Genzyme Tissue Repair is a leading developer of biological products for the fields of orthopedics and burn care. Over the course of the last year, Genzyme Tissue Repair has taken several steps to streamline its operations and focus its business strategy, including transferring the NeuroCell-TM- program to Genzyme General. Genzyme Tissue Repair is dedicated to expanding and improving its Carticel-Registered Trademark- product and accelerating its bio-orthopedic development programs.

    CARTICEL-REGISTERED TRADEMARK- AUTOLOGOUS CULTURED CHONDROCYTES. Genzyme Tissue Repair's lead product, Carticel-REGISTERED TRADEMARK- chondrocytes, is used to treat damaged articular knee cartilage. Genzyme Tissue Repair employs a proprietary process to grow autologous--a patient's own--cartilage cells for use in repairing damaged knee cartilage.

    The FDA has required Genzyme Tissue Repair to conduct two confirmatory post-marketing studies of Carticel-REGISTERED TRADEMARK- chondrocytes. The FDA approved new clinical designs for these trials in February 2000. The first study measures outcomes of patients in Genzyme Tissue Repair's registry who did not respond to other treatment before being implanted with Carticel-Registered Trademark- chondrocytes. It will compare outcomes before and after implantation. Genzyme Tissue Repair expects to complete this study in 2000. The second study is designed to compare the long-term clinical effect of treatment with Carticel-REGISTERED TRADEMARK- chondrocytes to other treatments.

    Genzyme Tissue Repair believes that for Carticel-REGISTERED TRADEMARK-chondrocytes to be commercially successful, it must be routinely used by a large number of orthopedic surgeons. It markets Carticel-REGISTERED TRADEMARK-chondrocytes to orthopedic surgeons in the United States and Europe directly and through distributors. Genzyme Tissue Repair also trains orthopedic surgeons, collects and analyzes outcomes data through a registry, and assists physicians and patients in obtaining reimbursements from third-party payers. The commercial success of Carticel-REGISTERED TRADEMARK- chondrocytes will also depend on its ability to increase the approval rate for reimbursement of the product from third-party payers. For this reason, approximately one-third of its 59-person U.S. sales and reimbursement staff is involved directly in claims processing and educating insurers about the appropriate uses of the Carticel-REGISTERED TRADEMARK- chondrocytes. Genzyme Tissue Repair expects that Carticel-REGISTERED TRADEMARK- sales may be lower in the summer months as fewer operative procedures are typically performed during those months.

    EPICEL-TM- SKIN GRAFTS. Genzyme Tissue Repair's Epicel-TM- skin grafts are cultured autologous skin cells used for permanent skin replacement for patients with severe burns. Epicel-TM- skin grafts were first introduced in 1987. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow skin grafts produced using the Epicel-TM- service. Therefore, Genzyme Tissue Repair believes that the primary candidates for Epicel-TM- skin grafts are the approximately 800 patients each year in the U.S. who survive burn injuries covering more than 60% of their body surface area. Genzyme Tissue Repair markets Epicel-TM- skin grafts to burn centers in the U.S. and parts of Europe through its own direct sales force and in Japan through a distributor. Sales of Epicel-TM- skin grafts fluctuate from quarter to quarter depending on the number of unpredictable factors, including the number and survival rate of severe burn patients who are treated with Epicel-TM- skin grafts.

    CARTICEL-REGISTERED TRADEMARK- II. Carticel-REGISTERED TRADEMARK- II is a next-generation product based on the development of a pre-formed autologous cartilage tissue implant. The implant is intended to allow the procedure to be performed arthroscopically. If it is successfully developed, Carticel-REGISTERED TRADEMARK- II could significantly decrease rehabilitation time for patients and allow surgeons to treat larger cartilage defects. Genzyme Tissue Repair plans to complete preclinical studies of Carticel-REGISTERED TRADEMARK-() II in 2000.

    QUICKTACK-TM- PERIOSTEAL FIXATION SYSTEM. QuickTack-TM- is a small device designed to be used instead of sutures during the Carticel-REGISTERED TRADEMARK-implant procedure. It is expected to simplify the procedure and significantly decrease the time needed for surgery. Genzyme Tissue Repair plans to submit a 510(k) application for the Quick Tack-TM- periosteal fixation system to the FDA in the first half of 2000.

    OSTEOARTHRITIS. Genzyme Tissue Repair has is conducting pre-clinical studies of an innovative small molecule therapy for the treatment of osteoarthritis.

    PHOTOACTIVE TISSUE WELDING TECHNOLOGY. Genzyme Tissue Repair is conducting proof of concept studies of a photoactive tissue welding technology it licensed from PhotoBioMed Corp. It intends to seek a partner to develop and commercialize this technology.

    OTHER DEVELOPMENT PROGRAMS. Genzyme Tissue Repair has a number of ongoing development programs supporting Carticel-REGISTERED TRADEMARK- chondrocytes. Genzyme Tissue Repair is conducting basic research and development into the biology of cartilage and the cartilage repair process. The objective of this research is to identify biologic materials that promote more rapid regeneration of articular cartilage, to develop new methods for the repair of arthritic joints and large surface area cartilage defects and to enable the implantation procedure to be performed less invasively. Genzyme Tissue Repair is also committing resources to meet requirements specified by the FDA for validation of certain product manufacturing parameters.

COMPETITION

    We are engaged in a segment of the human health care products industry that is extremely competitive. Our competitors in the United States and elsewhere are numerous and include major pharmaceutical, surgical device and biotechnology companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing and production capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products that are more effective than any that we have or may develop and may also prove to be more successful than we are in producing and marketing products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

    Each of our products and services faces different competitive challenges:

    CEREZYME-REGISTERED TRADEMARK- ENZYME AND CEREDASE-REGISTERED TRADEMARK-ENZYME. Although Genzyme General is not aware of any current effective alternative to its products for the treatment for Gaucher disease, competition potentially could come from other protein replacement therapies, small molecules or gene therapy. Genzyme General is aware of other companies attempting to develop alternative treatments for Gaucher disease. However, Genzyme General believes that its proprietary production techniques and, to a certain extent, the orphan drug status of its products, which provides market exclusivity in the United States until May 2001, give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Cerezyme-Registered Trademark- enzyme and Ceredase-Registered Trademark- enzyme will be clinical effectiveness and absence of adverse side effects.

    RENAGEL-REGISTERED TRADEMARK- CAPSULES. Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only other product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia.

    ANTITHROMBIN III. Individuals who have a deficiency of ATIII are treated currently with plasma-derived ATIII. Genzyme General and Genzyme Transgenics believe transgenic ATIII may represent a more attractive therapeutic than the current plasma-derived product in light of:

    - the risks of viral transmission from pooled plasma products in general;

    - the limited volume of ATIII available from plasma; and

    - the impracticality of producing sufficient quantities of ATIII in cell culture systems.

    NEUROCELL-TM- -PD AND NEUROCELL-TM- -HD. While there currently are no effective long-term therapies for advanced Parkinson's disease and no effective treatments for Huntington's disease, Genzyme General is aware of other companies and institutions pursuing research and development of alternative treatments for the diseases. Experimental therapies under development for Parkinson's disease include surgical destruction of certain portions of the brain (pallidotomy), gene therapy, cell therapy, the use of growth factors and neuroprotectant therapy.

    CYSTIC FIBROSIS. There are a number of academic and commercial organizations engaged in developing therapies to treat either the symptoms of cystic fibrosis or the cause of the disease. Several groups are developing gene therapy approaches to the disease and also have received approval from the FDA and the Recombinant DNA Advisory Committee to initiate limited human studies of cystic fibrosis gene therapy. In addition, other organizations are investigating pharmacological and biological agents that would treat cystic fibrosis. One such product, Pulmozyme-Registered Trademark-, which was developed by Genentech, Inc., is currently on the market. These groups may succeed in developing gene therapy products before Genzyme General, in obtaining patent protection blocking Genzyme General from commercializing its cystic fibrosis products or in developing other drug therapies that relieve the symptoms of cystic fibrosis.

    DIAGNOSTIC PRODUCTS. Genzyme General acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. The market in the diagnostic products industry is mature and competition is based on price, reliability of supply and the purity and specific activity of products.

    GENETIC DIAGNOSTIC SERVICES. The U.S. market for human genetic testing is divided among approximately 500 laboratories. Of this total group, less than 20 laboratories market their services nationally. Genzyme General believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues, and with no individual company accounting for more than 18% of the total other than Genzyme, which accounts for approximately 22% of the total. Genzyme General believes, however, that the industry will experience increasing consolidation as smaller laboratories face the challenges of more complex and stringent regulation.

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

    CANCER. Competition in the field of cancer therapeutics is intense. Genzyme Molecular Oncology faces, and will continue to face, significant competition from organizations such as large pharmaceutical and biotechnology companies, universities, government agencies and other research institutions.

    Competition can arise from the use of the same or similar technologies as those currently used or contemplated to be used by Genzyme Molecular Oncology, as well as from existing therapies. Any or all of these may be more effective or less expensive than those developed by Genzyme Molecular Oncology. For instance, other companies provide genomics services that are competitive with the SAGE-TM-technology.

    Genzyme Molecular Oncology relies on its collaborators for support in some of its cancer research and development programs and intends to rely on these partners for preclinical evaluation and clinical development of its potential products and services. In addition, certain of its partners are conducting multiple product development programs in the same fields as those in which they are collaborating with Genzyme Molecular Oncology. Genzyme Molecular Oncology's product candidates, therefore, may be subject to competition with potential products under development by one or more of its partners.

    CHEST DRAINAGE AND FLUID MANAGEMENT SYSTEMS, INSTRUMENTS AND SUTURES. The principal methods by which Genzyme Surgical Products competes in the cardiothoracic and general surgery markets are:

    - continued innovative product development;

    - the performance and breadth of its product lines;

    - brand name recognition;

    - sales force training; and

    - educational services, including sponsorship of training programs in advanced surgical techniques.

    Its chief competitors in the chest drainage and fluid management market are Atrium Medical Corporation and Sherwood-Davis & Geck, a division of Tyco International, Ltd. Genzyme Surgical Products primarily competes with Karl Storz Endoscopy America, Inc., Scanlan International, Inc., Pilling Weck Surgical Instruments and the Codman division of Johnson & Johnson Ltd. in the reusable instruments market. U.S. Surgical Corporation, a division of Tyco, and the Ethicon division of Johnson & Johnson are Genzyme Surgical Products' primary competitors in the cardiovascular sutures market.

    MINIMALLY INVASIVE CARDIOVASCULAR SURGERY. Genzyme Surgical Products faces competitors in the minimally invasive cardiovascular surgery field. CardioThoracic Systems, Inc., which was recently acquired by Guidant Corporation, was founded solely to pursue minimally invasive cardiovascular surgery and was among the first companies to draw national attention to the technology. CardioThoracic Systems is also the leader in both the minimally invasive direct coronary artery bypass and off-pump coronary artery bypass markets. Several major surgical products companies have also entered the minimally invasive cardiovascular surgery market, including Medtronic, Inc., U.S. Surgical and Ethicon.

    THERAPIES FOR ISCHEMIC HEART DISEASE. There is considerable competition in the development of protein and gene therapies to induce angiogenesis for the treatment of ischemic heart disease. Several companies have initiated clinical trials of gene and protein therapies for ischemic heart disease, and other companies have products that are still in preclinical development.

    Genzyme Surgical Products is aware of ongoing research on cell-based approaches to restoring cardiac function to infarcted tissue. Academic institutions and private companies are also conducting research to develop mechanical devices to reduce ventricular size or to minimize ventricular dilation.

    THERAPIES FOR PERIPHERAL VASCULAR DISEASE. There is considerable competition in the development of protein and gene therapies to induce angiogenesis for the treatment of peripheral vascular disease.

    ADHESION BARRIERS. Genzyme Surgical Products believes that its expertise in developing proprietary fermentation processes and its access to proprietary strains of micro-organisms used in its hyaluronic acid production process will give it a competitive advantage in the marketing of the Sepra family of products. Its anti-adhesion products may face significant competition, however, from other products based on hyaluronic acid as well as from other products and changes in surgical techniques that may obviate the use of hyaluronic acid. Genzyme Surgical Products believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price.

    Sepra Film-Registered Trademark- bioresorbable membrane does not have significant direct competition in the colorectal surgery market. Ethicon markets Interceed-Registered Trademark-, an anti-adhesion barrier that may have properties similar to the Sepra Film-Registered Trademark- product, but is indicated only for selected gynecological indications.
Interceed-Registered Trademark- has been shown to lose its anti-adhesion properties in the presence of blood. Lifecore Biomedical, Inc. and Ethicon's Intergel-TM- product, a gel-based anti-adhesion product, is marketed in Europe. Gliatech, Inc. currently markets Adcon-L for the prevention of adhesions following lumbar surgery. In addition, it has initiated clinical trials of Adcon-A and Adcon-P, which are designed to limit adhesions after abdominal and pelvic surgery. Life Medical Sciences, Inc. is developing REPEL for gynecological surgery and REPEL-CV for cardiovascular surgery. These adhesion barrier membranes are in early clinical trials.

    PLASTIC SURGERY AND ENDOSCOPIC SURGERY INSTRUMENTS. Genzyme Surgical Products' main competitors for the market in plastic surgery instruments are Karl Storz, Padgett Instruments, Inc., the V. Mueller division of Allegiance Corporation and Walter Lorenz Surgical, Inc. In the endoscopic plastic surgery market, its competitors include Circon Corporation, OLYMPUS Winter & Ibe GmbH, Stryker Corporation, and Karl Storz.

    CARTICEL-REGISTERED TRADEMARK- CHONDROCYTES. Genzyme Tissue Repair is aware of two other companies, Verigen, Inc. and Codon, which are both culturing autologous chondrocytes for cartilage repair in Europe. In addition, Genzyme Tissue Repair knows of three other companies, Advanced Tissue Sciences, Inc. in conjunction with Smith & Nephew PLC, Integra LifeSciences Corp. and LifeCell Corp., which are engaged in research on cultured cartilage products. In addition, a surgical technique known as osteochondral grafting may be competitive to Carticel-REGISTERED TRADEMARK- chondrocytes. This procedure, which can be performed arthroscopically, involves transferring plugs of low weight bearing cartilage and bone to the area of a defect. Smith & Nephew, Arthrex, Inc. and Innovasive Devices, Inc. are known to have programs relating to this procedure.

    EPICEL-TM- SKIN GRAFTS. Genzyme Tissue Repair is the only commercial provider of cultured skin grafts that have been shown to provide permanent skin replacement for burn patients in the U.S. However, Genzyme Tissue Repair may face competition from companies using other approaches to culture skin tissue. Integra is marketing a collagen-based dermal replacement product for severely burned patients. This product will still require a skin graft from the patient or Epicel-TM- skin grafts to close a full-thickness wound, however, and therefore will not compete directly with Epicel-TM- skin grafts. Advanced Tissue Sciences, Inc. has received approval for a temporary wound covering for burns. Organogenesis, Inc. has submitted a Pre-Market Approval application for a product to be used for the closure of venous stasis ulcers. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

PATENTS, LICENSE AGREEMENTS AND TRADEMARKS

    In general, we pursue a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business. In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements, including patents relating to:

    - Renagel-Registered Trademark- capsules;

    - Transgenic ATIII;

    - Aldurazyme-TM- enzyme;

    - AVONEX-Registered Trademark- (Interferon-beta 1a);

    - NeuroCell-TM--PD and NeuroCell-TM--HD;

    - Alpha-glucosidase;

    - DHA derivative;

    - Acid sphingomyelinase;

    - EPI-KAL2;

    - the HNPCC and APC I1307K tests;

    - TGF-(2);

    - SAGE-TM- technology;

    - cell fusion technology;

    - viral and non-viral gene therapy technology;

    - drug delivery technology;

    - various cancer related genes such as p53;

    - HIF-1 alpha;

    - Cohn Cardiac Stabilizer-TM- device;

    - Epicel-TM- skin grafts; and

    - photoactive tissue welding technology.

    These collaboration and license agreements generally require us to share profits with our collaborative partners or pay royalties to our licensors upon commercialization of products covered by the licensed technology. Generally, patents issued in the United States are effective for the longer of 17 years from date of issue or 20 years from the effective filing date of the corresponding patent application if filed prior to June 8, 1995; and 20 years from the filing date for applications filed after June 8, 1995. In some cases, the patent term can be extended to recapture a portion of the term lost during FDA regulatory review. The duration of foreign patents varies in accordance with applicable local law.

    We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas. We require our employees, consultants and corporate partners who have access to our proprietary information to sign confidentiality agreements.

    Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties in Exhibit 99.2, "Factors Affecting

Future Operating Results," to this Form 10-K. We encourage you to read those descriptions, which we are incorporating into this discussion by reference.

    Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as its registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme-Registered Trademark-,
Cerezyme-Registered Trademark-, Ceredase-Registered Trademark-, Thyrogen-Registered Trademark-, N-geneous-REGISTERED TRADEMARK- LDL, N-geneous-REGISTERED TRADEMARK- HDL, Contrast-REGISTERED TRADEMARK-(), InSight-Registered Trademark-, MASDA-Registered Trademark-, Sepra Film-Registered Trademark-, Pleur-evac-Registered Trademark-, Thora-Klex-Registered Trademark-, Tevdek-Registered Trademark-, Polydek-Registered Trademark-, Deklene-REGISTERED TRADEMARK-(), Cohn Cardiac Immobilizer-REGISTERED TRADEMARK-(), SaphLITE-REGISTERED TRADEMARK-(), Sepragel-REGISTERED TRADEMARK-(), Diamond-Line-REGISTERED TRADEMARK-(), Diamond-Flex-REGISTERED TRADEMARK-(), Diamond-Touch-REGISTERED TRADEMARK-(), and Carticel-REGISTERED TRADEMARK-(), together with our trademarks Fabrazyme-TM-, Afp4-TM-(), GlyPro-TM-, SAGE-TM-, EndoCABG-TM-, Sahara-TM-, Genzyme OPCAB Elite-TM-, Cohn Cardiac Stabilizer-TM-, Switch-Blade-TM-, Seprafilm-TM-, Sepracoat-TM-, Sepramesh-TM-, SepraPak-TM-, CV Seprafilm-TM-, Epicel-TM- and QuickTack-TM-, in the aggregate, to be of material importance to our business.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and commercialization of our products and services.

FDA REGULATION

    We expect that all of our products and services will require approval of the FDA and corresponding agencies in other countries before they can be marketed. In the United States, the FDA classifies products as either "devices," "drugs" or "biologics." Products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as "drugs" or "biologics."

    The activities required before drugs or biologics may be marketed in the United States include:

    - pre-clinical laboratory tests, IN VITRO and IN VIVO pre-clinical studies and formulation and stability studies;

    - the submission to the FDA and approval of an application for human clinical testing, which is known as an Investigational New Drug application;

    - adequate and well controlled human clinical trials to prove the safety and effectiveness of the drug or biologic;

    - the submission of a New Drug Application for a drug or a Product License Application for a biologic or a Biologic License Application for biologics identified by the FDA as "Specified Biologics;" and

    - the approval by the FDA of the New Drug Application, Product License Application or Biologic License Application.

    In addition to product approval, the manufacturer of the product may have to obtain an establishment license (for a biologic that is not considered well characterized) or a pre-approval Good Manufacturing Practices inspection (for a drug or well-characterized biologic) from the FDA. Since any license granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location necessitates additional FDA review and approval.

    Products that are classified as devices also require FDA approval prior to marketing. Devices are classified as Class I, II or III, depending upon the information available to assure their safety and effectiveness. In general, Class I and Class II devices are devices whose safety and effectiveness can reasonably be assured through general or specific controls, respectively. Class III devices are life sustaining, life supporting or implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices. The steps required for approval of a Class III device include:

    - pre-clinical laboratory tests and IN VITRO and IN VIVO pre-clinical studies;

    - the submission to the FDA and approval of an Investigational Device Exemption application to allow initiation of clinical testing;

    - human clinical studies to prove safety and effectiveness of the device;

    - the submission of a Pre-Marketing Application; and

    - the approval by the FDA of the Pre-Marketing Application.

    Typically, clinical testing of devices involves initial testing to evaluate safety and feasibility and expanded trials to collect sufficient data to prove safety and effectiveness. In addition, the procedures and the facilities used to manufacture the device are subject to review and approval by the FDA.

    A device (other than a Class III device) which is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after approval of a 510(k) application rather than the filing of an Investigational Device Exemption application and a Pre-Marketing Application. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

    In May 1996, the FDA published a new guidance document that provided for the regulation of products such as Carticel-Registered Trademark- chondrocytes that use manipulated autologous structural cells. Under these regulations, companies that currently are not marketing autologous cultured chondrocytes would likely be required to provide a prospective randomized blinded control study comparing the treatment to alternative treatments. Genzyme Tissue Repair estimates that it could take eight years for any competitor to complete a study of this nature that would demonstrate the clinical efficacy of its proposed treatment. In August 1997, the FDA granted Genzyme Tissue Repair a Biologic License Application under these regulations for Carticel-Registered Trademark-chondrocytes. Genzyme Tissue Repair has initiated discussions with the FDA regarding an application for Epicel-TM- skin grafts, which has been on the market as an unregulated medical device. Genzyme Tissue Repair expects that the FDA will permit Epicel-TM- skin grafts to remain on the market until its regulatory status is resolved.

    The time and expense required to perform the clinical testing necessary to obtain FDA approval can far exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, we could be required to conduct further studies to provide additional data on safety or to gain approval for the use of a product as a treatment for additional clinical indications. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could delay, impede or prevent marketing approval, limit uses, force a recall of the product or expose us to product liability claims.

REGULATION OUTSIDE OF THE UNITED STATES

    For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional pre-clinical or clinical testing whether or not FDA approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many foreign countries, pricing and reimbursement approvals are also required.

    Our initial focus for obtaining marketing approval outside the United States is typically Europe. European Union Regulations and Directives generally classify healthcare products either as medicinal products or devices. For medicinal products, marketing approval may be sought using either the centralized procedure of the Committee for Proprietary Medicinal Products or the decentralized, mutual recognition process. The centralized procedure results in a recommendation in all member states, while the European Union multi-state process involves country by country approval. European Union regulations for products classified as devices have been implemented for some devices. Devices such as the Sepra family of products must receive market approval through a centralized procedure, where the device receives a CE Mark allowing distribution to all member states of the European Union. For those devices where European Union regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE Mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received a product dossier is reviewed which attests to the product's compliance with European Union directive 93/42/EEC for medical devices. Only after this point is a CE Mark granted.

    Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the European Union. Therefore, each European country is free to impose its own regulations on the marketing of these products. To date, Genzyme Tissue Repair has not encountered any local registration requirement for market introduction of Carticel-REGISTERED TRADEMARK- chondrocytes. During September 1997, the Spanish national health system approved Carticel-REGISTERED TRADEMARK- chondrocytes for use by public hospitals, representing the first broad approval of the product by a reimbursement authority in Europe. Genzyme Tissue Repair is assessing the regulatory requirements for commercialization of Carticel-REGISTERED TRADEMARK-chondrocytes in Japan.

OTHER GOVERNMENT REGULATION

    GOOD MANUFACTURING PRACTICES. All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must comply with applicable "Good Manufacturing Practices," the FDA regulations governing the production of pharmaceutical products.

    ORPHAN DRUG ACT. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the United States during the seven-year exclusive marketing period. Similar legislation was adopted in the European Union in the beginning of 2000, but the market exclusivity granted in Europe is for ten years.

    Legislation periodically has been introduced in recent years to change the U.S. Orphan Drug Act to shorten the period of automatic market exclusivity and to allow marketing rights to simultaneous developers of a drug. We cannot be sure of whether the Orphan Drug act will be amended or, if amended, what effect the changes would have on us.

    REGULATION OF DIAGNOSTIC SERVICES. The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under the act affect our genetics laboratories.

    REGULATION OF GENE THERAPY PRODUCTS. In addition to FDA requirements, the National Institutes of Health has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee to review gene therapy protocols. We expect that all of our gene therapy protocols will be subject to review by the Recombinant DNA Advisory Committee. In the U.K., our gene therapy protocols will be subject to review by the Gene Therapy Advisory Committee.

    The recent death of a patient undergoing gene therapy using an adenoviral vector to deliver the therapeutic gene has been widely publicized. As a result of the death, the U.S. Senate has commenced hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. Additionally, the Recombinant DNA Advisory Committee has discussed extensively the use of adenoviral vectors in gene therapy clinical trials and intends to issue a report in March 2000 on the adverse events reported by investigators using adenoviral vectors. Increased scrutiny could delay or increase the costs of our gene therapy product development efforts or clinical trials.

    TISSUE AND ORGAN BANK LAWS. A federal criminal statute that prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but which permits recovery of reasonable costs associated with transplant activities. This statute has not been applied to Carticel-REGISTERED TRADEMARK- chondrocytes or Epicel-TM- skin grafts. Certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin. These state laws could be interpreted to apply to Genzyme Tissue Repair's production and distribution of cultured tissue products. Provisions in certain states' statutes prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank, but permit licensed tissue banks, including companies, to recover their reasonable costs associated with human tissue sales. The application of these or other regulations to Genzyme Tissue Repair could result in significant expense to Genzyme Tissue Repair, limit reimbursement for Genzyme Tissue Repair's services and otherwise materially adversely affect Genzyme Tissue Repair's results of operations.

    OTHER LAWS AND REGULATIONS. Our operations are or may be subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances used in connection with our research work and manufacturing operations, including radioactive compounds and infectious disease agents. Although we believe that our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result and any liabilities could exceed our resources.

EMPLOYEES

    As of December 31, 1999, we had approximately 3,800 employees, including all of our consolidated subsidiaries and excluding Genzyme Transgenics. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

RESEARCH AND DEVELOPMENT COSTS

    We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, "Consolidated Financial Statements and Supplementary Schedules" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note M.,

"Research and Development Agreements" to our consolidated financial statements set forth in Exhibit 13.5 to this Form 10-K. We are incorporating that information into this section by reference.

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

    We have provided the information required by Items 101(c)(1)(i) and
(vii) and 101(d) of Regulation S-K in the 1999 Genzyme General Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information" to our consolidated financial statements set forth in
Exhibit 13.5 to this Form 10-K. We are incorporating that information into this section by reference.

ITEM 1A. EXECUTIVE OFFICERS

    Our current executive officers are as follows:

NAME                                                        AGE                 TITLE
----                                                      --------              -----
Henri A. Termeer........................................     54      Chairman of the Board,
                                                                     President and Chief
                                                                     Executive Officer
Russell J. Campanello...................................     44      Senior Vice President, Human
                                                                     Resources
Earl M. Collier, Jr.....................................     52      Executive Vice President;
                                                                     President, Genzyme Surgical
                                                                     Products
David D. Fleming........................................     51      Group Senior Vice President,
                                                                     Diagnostic Products
Richard A. Moscicki, M.D................................     48      Chief Medical Officer;
                                                                     Senior Vice President,
                                                                     Clinical, Medical and
                                                                     Regulatory Affairs
Alan E. Smith, Ph.D.....................................     54      Chief Scientific Officer;
                                                                     Senior Vice President,
                                                                     Research
G. Jan van Heek.........................................     50      Executive Vice President,
                                                                     Therapeutics and Genetics
Peter Wirth.............................................     49      Chief Legal Officer;
                                                                     Executive Vice President;
                                                                     Clerk
Michael S. Wyzga........................................     45      Chief Financial and
                                                                     Accounting Officer; Senior
                                                                     Vice President, Finance

    MR. TERMEER has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining us, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc., AutoImmune Inc., Diacrin, Inc., GelTex Pharmaceuticals, Inc. and Genzyme Transgenics Corporation, and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

    MR. CAMPANELLO joined us in February 1998 as Senior Vice President, Human Resources. Prior to joining us, from March 1996 to February 1998, Mr. Campanello served as Vice President of Nets Incorporated, an internet-based marketing company, and from June 1987 to February 1996 he served as Vice President, Human Resources of Lotus Development Corp., a computer software company. Mr. Campanello is a director of Webhire, Inc., an application services provider in the internet recruiting marketplace. Nets, Incorporated filed for Chapter 11 bankruptcy protection in May 1997.

    MR. COLLIER joined us in January 1997 as Senior Vice President, Health Systems, served as Executive Vice President, Surgical Products and Health Systems from July 1997 until June 1999, and was named President of Genzyme Surgical Products when it was formed in June 1999. Mr. Collier is also responsible for Genzyme Tissue Repair. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981.

    MR. FLEMING joined us in April 1984 and has served as Group Senior Vice President, Diagnostic Products since September 1996. From September 1996 until January 2000 he also served as Group Senior Vice President, Diagnostic Products and Genetics. Prior to that date, he served as President of our diagnostics business unit since January 1989 and has been a Senior Vice President since August 1989. For 11 years prior to joining us, he worked for Baxter Travenol Laboratories, Inc.

    DR. MOSCICKI joined us in March 1992 as Medical Director, became Vice President, Medical Affairs in early 1993 and was named Vice President, Clinical, Medical and Regulatory Affairs in December 1993. In September 1996 he became Senior Vice President, Clinical, Medical and Regulatory Affairs and Chief Medical Officer. Since 1979, he has also been a physician staff member at the Massachusetts General Hospital and a faculty member at the Harvard Medical School.

    DR. SMITH joined us in August 1989 as Senior Vice President, Research and became Chief Scientific Officer in September 1996. Prior to joining us, he served as Vice President-Scientific Director of Integrated Genetics, Inc. from November 1984 until its acquisition by us in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England, and from 1972 to October 1980 he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England. Dr. Smith also serves as a director of Genzyme Transgenics Corporation.

    MR. VAN HEEK joined us in September 1991 as General Manager of our wholly-owned subsidiary, Genzyme, B.V., and became a corporate Vice President and President of our therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President. Therapeutics and from July 1997 through December 1999 served as Executive Vice President, Therapeutics and Tissue Repair. Since January 2000 he has served as Executive Vice President, Therapeutics and Genetics, with responsibility for our therapeutics and genetics business units and international operations. Prior to joining us, Mr. van Heek was Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation.

    MR. WIRTH joined us in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996. Mr. Wirth has responsibility for Genzyme's corporate development and legal activities, Genzyme Molecular Oncology and our emerging technologies business unit. From January 1996 to September 1996, Mr. Wirth served as Senior Vice President and General Counsel. Mr. Wirth was a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP.

    MR. WYZGA joined us in February 1998 as Vice President and Corporate Controller, served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 1999, and as Senior Vice President, Finance and Chief Financial Officer since July 1999. Prior to joining us, from February 1997 to February 1998, Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company. From November 1995 to February 1997, he served as Vice President of Finance and Chief Financial Officer of CACHELINK Corporation, a client/server software company. From October 1994 to November 1995 Mr. Wyzga served as Vice President of Finance for Lotus Development Corporation and he also served from August 1993 to October 1994 as Director of Plans and Controls and from April 1991 to August 1993 as Manager of Plans and Controls for Lotus.

ITEM 2. PROPERTIES

    Our operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities that are located principally in:

    - the United States;

    - the United Kingdom;

    - the Netherlands;

    - Switzerland; and

    - Germany.

    We lease all of our properties except for certain properties in:

    - Haverhill, England;

    - West Malling, England;

    - Coventry, Connecticut;

    - Fall River, Massachusetts;

    - Framingham, Massachusetts;

    - Allston, Massachusetts; and

    - Santa Fe, New Mexico.

    Our principal properties are:

    - for Genzyme General, our manufacturing facilities for the large scale production of our therapeutic proteins, diagnostic products and its genetic diagnostic facilities;

    - for Genzyme Surgical Products, our manufacturing facilities for the large scale production of surgical instruments and biomaterials; and

    - for Genzyme Tissue Repair, our cell processing facilities for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts.

    Our selling and marketing activities are concentrated at facilities we have leased in Cambridge, Massachusetts and the Netherlands. We conduct our research and development activities primarily at our laboratory facilities in the United States.

    Leases for our facilities contain typical commercial lease provisions including renewal options, rent escalators and tenant responsibility for operating expenses. We believe that we have or are in the process of developing adequate manufacturing capacity to support our requirements for the next several years.

GENZYME GENERAL

    THERAPEUTICS

    In October 1996, we received FDA approval to manufacture
Cerezyme-Registered Trademark- enzyme at our multi-product manufacturing facility at Allston Landing in Boston, Massachusetts. The facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 60-year lease.

    We have entered into a contract manufacturing agreement with RenaGel LLC, the entity formed in connection with our joint venture with GelTex Pharmaceuticals under which, upon receipt of necessary regulatory approvals, we will manufacture a portion of the joint venture's minimum supply requirements for Renagel-Registered Trademark- Capsules in our facilities in Haverhill, England.

    We manufacture Thyrogen-Registered Trademark- hormone under Good Manufacturing Practices conditions in our small-scale manufacturing facility in Framingham, Massachusetts.

    We use a multi-use pharmaceutical facility in Liestal, Switzerland to produce peptides.

    DIAGNOSTICS

    Genzyme General's diagnostic test kits and reagents are produced in manufacturing facilities in San Carlos, California, Cambridge, Massachusetts and Russelsheim, Germany.

    We produce diagnostic enzymes and other fermentation products in a multi-purpose fermentation facility in Maidstone, England and a protein purification plant in West Malling, England. In 1997, we completed construction of a new fermentation facility and warehousing facility in West Malling, England.

    Our genetic testing business primarily conducts operations in clinical laboratory and administrative the facilities we own in Framingham, Massachusetts and Santa Fe, New Mexico.

GENZYME MOLECULAR ONCOLOGY

    Genzyme Molecular Oncology provides SAGE-TM- services from facilities we own in Framingham, Massachusetts.

GENZYME SURGICAL PRODUCTS

    We have manufacturing capacity at two facilities in the United Kingdom to produce commercial quantities of hyaluronic acid powder for the Sepra family of products. Sepra Film-Registered Trademark- bioresorbable membrane is produced at commercial scale from the hyaluronic acid powder in our manufacturing facility in Framingham, Massachusetts.

    In July 1996, we acquired or assumed the leases for certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Russelsheim, Germany for use in manufacturing and warehousing our surgical products.

GENZYME TISSUE REPAIR

    Production for Carticel-Registered Trademark- chondrocytes and Epicel-TM-skin grafts occurs primarily in our cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide
Carticel-Registered Trademark- chondrocytes to approximately 5,000 patients per year. In 1996, Genzyme Tissue Repair established a surgeon training center at our facility in the Netherlands in conjunction with the Carticel-Registered Trademark- program.

ITEM 3. LEGAL PROCEEDINGS

    As of the filing date of this Form 10-K, there are no pending legal proceedings deemed material by us to which we are, or any of our subsidiaries is, a party, or to which any of the property of our company or of our subsidiaries is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    We have four series of common stock:

    - Genzyme General Division Common Stock;

    - Genzyme Molecular Oncology Division Common Stock;

    - Genzyme Surgical Products Division Common Stock; and

    - Genzyme Tissue Repair Division Common Stock.

    These securities are intended to reflect the value and track the performance of Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair. All four series of stock are traded on the over-the-counter market and prices are quoted on The Nasdaq National Market-TM-system under the symbols GENZ, GZMO, GZSP and GZTR.

    On November 16, 1998, we distributed to the holders of record of GENZ Stock on November 2, 1998, 0.10805 shares of GZMO Stock for each share of GENZ Stock held. GZMO Stock began trading on Nasdaq November 16, 1998. On June 28, 1999, we distributed to the holders of record of GENZ Stock on June 14, 1999, 0.17901 shares of GZSP Stock for each share of GENZ Stock held. The GZSP Stock began trading on Nasdaq June 28, 1999.

    As of March 21, 2000, there were 2,307 stockholders of record of GENZ Stock, 2,198 stockholders of record of GZMO Stock, 2,086 stockholders of record of GZSP Stock and 5,423 stockholders of record of GZTR Stock.

    The following table sets forth, for the periods indicated, the high and low sale prior for each series of our stock as reported by Nasdaq.

                                                                    HIGH             LOW
                                                                  --------         --------
GENZ STOCK
  1999:
    First Quarter........................................           $55 3/4          $41 5/8
    Second Quarter.......................................            53 5/8           36 3/8
    Third Quarter........................................            63 1/8           44 3/4
    Fourth Quarter.......................................            48 3/8           30 3/4
  1998:
    First Quarter........................................           $34              $25 3/8
    Second Quarter.......................................            33               23 1/2
    Third Quarter........................................            36 1/4           23 3/4
    Fourth Quarter.......................................            50               29 11/16
GZMO STOCK
  1999:
    First Quarter........................................           $ 5 1/2          $ 2 5/16
    Second Quarter.......................................             3 31/32          2 5/8
    Third Quarter........................................            10 5/8            2 5/8
    Fourth Quarter.......................................             7 3/8            4 3/16
  1998:
    Fourth Quarter.......................................           $15              $ 2
GZSP STOCK
  1999:
    Second Quarter.......................................           $ 8              $ 4
    Third Quarter........................................             7 5/8            3 5/16
    Fourth Quarter.......................................             6 7/16           4 5/8
GZTR STOCK
  1999:
    First Quarter........................................           $ 4 1/8          $ 2 7/32
    Second Quarter.......................................             2 5/8            1 15/16
    Third Quarter........................................             2 1/4            1 9/16
    Fourth Quarter.......................................             3 9/16           1 5/16
  1998:
    First Quarter........................................           $ 9 1/4          $ 6 1/2
    Second Quarter.......................................             9 3/16           5
    Third Quarter........................................             7 1/8            2 3/8
    Fourth Quarter.......................................             3 3/4            2 1/32

    We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

    In August 1999, the Canadian Medical Discoveries Fund exercised its option to require us and StressGen to repurchase the fund's interest in StressGen/Genzyme LLC. We repurchased one-half of the fund's interest in the joint venture on October 12, 1999 for $3,934,651 by issuing to the fund 617,200 shares of GZMO Stock.

    The Canadian Medical Discoveries Fund is a venture capital fund based in Ontario, Canada. We issued the 617,200 shares of GZMO Stock to the fund in reliance on Section 4(2) and Regulation S under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    We incorporate our Selected Financial Data into this section by reference from:

    - the 1999 Genzyme General Annual Report under the headings "Genzyme General--Selected Financial Data" and "Genzyme Corporation--Selected Financial Data;"

    - the 1999 Genzyme Molecular Oncology Annual Report under the heading "Genzyme Molecular Oncology--Selected Financial Data;"

    - the 1999 Genzyme Surgical Products Annual Report under the heading "Genzyme Surgical Products--Selected Financial Data;" and

    - the 1999 Genzyme Tissue Repair Annual Report under the heading "Genzyme Tissue Repair--Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from:

    - the 1999 Genzyme General Annual Report under the headings "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations;"

    - the 1999 Genzyme Molecular Oncology Annual Report under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations;"

    - the 1999 Genzyme Surgical Products Annual Report under the heading "Management's Discussion and Analysis of Genzyme Surgical Products' Financial Condition and Results of Operations;" and

    - the 1999 Genzyme Tissue Repair Annual Report under the heading "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We incorporate our Quantitative and Qualitative Disclosures About Market Risk by reference into this section from the section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operation--New Accounting Pronouncements, Euro, Year 2000 and Market Risk" in the 1999 Genzyme General Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from:

    - the 1999 Genzyme General Annual Report under the headings "Genzyme General Combined Financial Statements" and the notes thereto and "Genzyme Corporation and Subsidiaries Consolidated Financial Statements" and the notes thereto;

    - the 1999 Genzyme Molecular Oncology Annual Report under the heading "Genzyme Molecular Oncology Combined Financial Statements" and the notes thereto;

    - the 1999 Genzyme Surgical Products Annual Report under the heading "Genzyme Surgical Products Combined Financial Statements" and the notes thereto; and

    - the 1999 Genzyme Tissue Repair Annual Report under the heading "Genzyme Tissue Repair Selected Financial Data" and the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the period from January 1, 1999 to the filing date of this Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit our financial statements has resigned, indicated that it has declined to stand for re-election after the completion of the current audit or was dismissed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 1A of this Form 10-K and the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2000 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the proxy statement for our 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the section entitled "Share Ownership" in the proxy statement for our 2000 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Transactions" in the proxy statement for our 2000 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1). FINANCIAL STATEMENTS

    We are incorporating the following financial statements (and related notes) of Genzyme General and Genzyme Corporation and Subsidiaries into this section by reference from the 1999 Genzyme General annual report:

                                                               PAGE*
                                                              --------
GENZYME GENERAL
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................    GG-16
    Combined Balance Sheets--December 31, 1999 and 1998.....    GG-17
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................    GG-18
    Notes to Combined Financial Statements..................    GG-20
    Report of Independent Accountants.......................    GG-40
GENZYME CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Operations--For the Years
       Ended
        December 31, 1999, 1998 and 1997....................   GCS-24
    Consolidated Balance Sheets--December 31, 1999 and
       1998.................................................   GCS-26
    Consolidated Statements of Cash Flows--For the Years
       Ended
        December 31, 1999, 1998 and 1997....................   GCS-28
    Consolidated Statements of Stockholders' Equity for the
       Years
        Ended December 31, 1999, 1998 and 1997..............   GCS-30
    Notes to Consolidated Financial Statements..............   GCS-33
    Report of Independent Accountants.......................   GCS-74

------------------------

* References are to page numbers in the 1999 Genzyme General annual report. The financial statements (and related notes) are incorporated by reference from the 1999 Genzyme General annual report.

    We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 1999 Genzyme Molecular Oncology annual report:

                                                               PAGE*
                                                              --------
GENZYME MOLECULAR ONCOLOGY
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GMO-13
    Combined Balance Sheets--December 31, 1999 and 1998.....   GMO-14
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GMO-15
    Notes to Combined Financial Statements..................   GMO-16
    Report of Independent Accountants.......................   GMO-28

------------------------

* References are to page numbers in the 1999 Genzyme Molecular Oncology annual report. The financial statements (and related notes) are incorporated by reference from the 1999 Genzyme Molecular Oncology annual report.

    We are incorporating the following financial statements (and related notes) of Genzyme Surgical Products into this section by reference from the 1999 Genzyme Surgical Products annual report:

                                                               PAGE*
                                                              --------
GENZYME SURGICAL PRODUCTS
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GSP-14
    Combined Balance Sheets--December 31, 1999 and 1998.....   GSP-15
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GSP-16
    Notes to Combined Financial Statements..................   GSP-17
    Report of Independent Accountants.......................   GSP-30

------------------------

* References are to page numbers in the 1999 Genzyme Surgical Products annual report. The financial statements (and related notes) are incorporated by reference from the 1999 Genzyme Surgical Products annual report.

    We are incorporating the following financial statements (and related notes) of Genzyme Tissue Repair into this section by reference from the 1999 Genzyme Tissue Repair annual report:

                                                               PAGE*
                                                              --------
GENZYME TISSUE REPAIR
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GTR-11
    Combined Balance Sheets--December 31, 1999 and 1998.....   GTR-12
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GTR-13
    Notes to Combined Financial Statements..................   GTR-14
    Report of Independent Accountants.......................   GTR-25

------------------------

* References are to page numbers in the 1999 Genzyme Tissue Repair annual report. The financial statements (and related notes) are incorporated by reference from the 1999 Genzyme Tissue Repair annual report.

(A)(2). FINANCIAL STATEMENT SCHEDULES

    The schedules listed below for Genzyme General, Genzyme Surgical Products, Genzyme Tissue Repair and Genzyme Corporation and Subsidiaries are filed as part of this Form 10-K:

                                                               PAGE*
                                                              --------
GENZYME GENERAL
    Schedule II--Valuation and Qualifying Accounts..........     GG-41
GENZYME SURGICAL PRODUCTS
    Schedule II--Valuation and Qualifying Accounts..........    GSP-31
GENZYME TISSUE REPAIR
    Schedule II--Valuation and Qualifying Accounts..........    GTR-26
GENZYME CORPORATION AND SUBSIDIARIES
    Schedule II--Valuation and Qualifying Accounts..........    GCS-75

    All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme General Combined Financial Statements or notes thereto, (ii) the Genzyme Surgical Products Combined Financial Statements or notes thereto or (iii) the Genzyme

Tissue Repair Combined Financial Statements or notes thereto or (iv) the Genzyme Corporation and Subsidiaries Consolidated Financials or notes thereto.

(A)(3). EXHIBITS

    The exhibits are listed below under Part IV, Item 14(c) of this Form 10-K.

(B). REPORTS ON FORM 8-K

    On October 21, 1999, we filed a Current Report on Form 8-K to announce that we entered into an Agreement and Plan of Merger which provided for the merger of Cell Genesys, Inc. with and into a subsidiary of Genzyme.

(C). EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
           *3.1--       Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 1 to Genzyme's Registration Statement on
                        Form 8-A dated June 18, 1997.

           *3.2--       By-laws of Genzyme as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.

           *4.1--       Series Designation for Genzyme Molecular Oncology Division
                        Common Stock, $.01 par value. Filed as Exhibit 2 to
                        Genzyme's Registration Statement on Form 8-A dated June 18,
                        1997.

           *4.2--       Series Designation for Genzyme Series A, Series B, Series C
                        and Series D Junior Participating Preferred Stock, $.01 par
                        value. Filed as Exhibit 2 to Amendment No. 1 to Genzyme's
                        Registration Statement on Form 8-A dated June 11, 1999.

           *4.3--       Amended and Restated Renewed Rights Agreement dated as of
                        June 10, 1999 between Genzyme and American Stock Transfer &
                        Trust Company. Filed as Exhibit 4 to Amendment No. 1 to our
                        Registration Statement on Form 8-A dated June 11, 1999.
                        Genzyme's Current Report on Form 8-K dated March 17, 1999.

           *4.4-- Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated October 11,
                        1990 (File No. 0-18439).

           *4.5--       Series Designation for Genzyme Surgical Products Division
                        common stock, $.01 par value. Filed as Exhibit 2 to
                        Genzyme's Registration Statement on Form 8-A dated June 11,
                        1999.

           *4.6--       Form of Genzyme General Division Convertible Debenture.
                        Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.

           *4.7--       Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.

           *4.8-- Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File
                        No. 0-20138).

           *4.9--       Indenture, dated as of May 22, 1998, between Genzyme and
                        State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).

EXHIBIT NO.             DESCRIPTION
-----------             -----------
          *4.10--       Registration Rights Agreement, dated as of May 19, 1998,
                        among Genzyme, Credit Suisse First Boston Corporation,
                        Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit
                        4.4 to Genzyme's Registration Statement on Form S-3 (File
                        No. 333-59513).

          *4.11--       Purchase Agreement, dated as of May 19, 1998, among Genzyme,
                        Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
                        and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).

          *10.1--       Leases by Whatman Reeve Angel Limited to Whatman
                        Biochemicals Limited dated May 1, 1981. Filed as Exhibit
                        10.12 to Genzyme's Registration Statement on Form S-1 (File
                        No. 33-4904).

          *10.2--       Lease dated as of September 15, 1989 for 95-111 Binney
                        Street, Cambridge, Massachusetts between Genzyme and the
                        Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
                        to Genzyme's Form 10-K for 1992. First amendment of lease
                        dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
                        Form 10-K for 1993.

          *10.3--       Lease dated December 20, 1988 for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and the
                        Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
                        1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
                        1988. Addendum dated September 20, 1991 to Lease for
                        Building 1400, One Kendall Square, Cambridge, Massachusetts.
                        Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
                        April 6, 1993 to Lease for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
                        Genzyme's Form 10-K for 1993.

          *10.4--       Lease dated December 20, 1988 for Building 700, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and
                        Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
                        Exhibit 10.19 to Genzyme's Form 10-K for 1988.

          *10.5--       Lease dated September 30, 1985 for 51 New York Avenue,
                        Framingham, Massachusetts. Filed as Exhibit 10.8 to
                        Genzyme's Form 10-K for 1990. Amendment No. 1, dated October
                        11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as
                        Exhibit 10.5 to Genzyme's Form 10-K for 1993.

          *10.6--       Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
                        Massachusetts between BioSurface Technology, Inc. and Forest
                        City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to
                        BioSurface's Registration Statement on Form S-1 (File No.
                        33-55874).

          *10.7--       Sublease Lease dated May 22, 1992 for three buildings at
                        74-84 New York Avenue, Framingham, Massachusetts between
                        Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
                        Genzyme's Form 10-K for 1993.

          *10.8--       Lease dated May 22, 1992 for three buildings at 74-84 New
                        York Avenue, Framingham, Massachusetts between Genzyme and
                        Mark L. Fins, David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
                        10-K for 1993.

          *10.9--       Lease dated June 1, 1992 for land at Allston Landing,
                        Allston, Massachusetts between Allston Landing Limited
                        Partnership and the Massachusetts Turnpike Authority. Filed
                        as Exhibit 10.9 to Genzyme's Form 10-K for 1993.

EXHIBIT NO.             DESCRIPTION
-----------             -----------
         *10.10--       Underlease for Block 13 building at Kings Hill Business Park
                        West Malling Kent among Rouse and Associates Block 13
                        Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
                        10.11 to Genzyme's Registration Statement on Form 8-B dated
                        December 31, 1991, filed on March 2, 1992.

         *10.11--       Lease dated November 12, 1998 for Metrowest Place, 15
                        Pleasant Street Connector, Framingham, Massachusetts, between Consolidated Group Service Company Limited
                        Partnership and Genzyme.

         *10.12--       Agreement of Limited Partnership dated as of September 13,
                        1989 between Genzyme Development Corporation II, as General
                        Partner, and each of the Limited Partners named therein.
                        Filed as Exhibit 10(aa) to Genzyme's Registration Statement
                        on Form S-4 (File No. 33-32343).

         *10.13--       Cross License Agreement dated as of September 13, 1989
                        between Genzyme and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-32343).

         *10.14--       Development Agreement dated as of September 13, 1989 between
                        Genzyme and Genzyme Development Partners. Filed as Exhibit
                        10(cc) to Genzyme's Registration Statement on Form S-4 (File
                        No. 33-32343).

         *10.15--       Amendment No. 1 dated January 4, 1994 to Development
                        Agreement dated as of September 13, 1989 between Genzyme and
                        Genzyme Development Partners. Filed as Exhibit 10.14 to
                        Genzyme's Form 10-K for 1993.

         *10.16--       Partnership Purchase Option Agreement dated as of September
                        13, 1989 between Genzyme, Genzyme Development Corporation
                        II, Genzyme Development Partners, each Class A Limited
                        Partner and the Class B Limited Partner. Filed as Exhibit
                        10(dd) to Genzyme's Registration Statement on Form S-4 (File
                        No. 33-32343).

         *10.17--       Partnership Purchase Agreement, undated and unexecuted,
                        between Genzyme Corporation, Genzyme Development Corporation
                        II, Genzyme Development Partners, each Class A Limited
                        Partner and the Class B Limited Partner, as the case may be.
                        Filed as Exhibit 10(ee) to Genzyme's Registration Statement
                        on Form S-4 (File No. 33-32343).

         *10.18--       Amended and Restated Joint Venture Agreement between Genzyme and Genzyme Development Partners. Filed as Exhibit 10.1 to
                        Genzyme Development Partners' Form 10-Q for the quarter
                        ended March 31, 1997 (File No. 0-18554).

         *10.19--       Tax Indemnification Agreement between Genzyme and General
                        Development Partners. Filed as Exhibit 10.2 to Genzyme
                        Development Partners' Form 10-Q for the quarter ended March
                        31, 1997 (File No. 0-18554).

         *10.20--       Marketing and Distribution Agreement between Genzyme and
                        Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme
                        Development Partners' Form 10-Q for the quarter ended March
                        31, 1997 (File No. 0-18554).

         *10.21--       Technology License and Supply Agreement dated as of
                        September 8, 1989 between Imedex and Genzyme. Filed as
                        Exhibit 10.30 to Genzyme's Form 10-K for 1990.**

         *10.22--       1998 Director Stock Option Plan, as amended. Filed as
                        Exhibit 10.22 to Genzyme's Form 10-K for 1998.

         *10.23--       1990 Equity Incentive Plan, as amended. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
                        333-33249).

EXHIBIT NO.             DESCRIPTION
-----------             -----------
          10.24--       1999 Employee Stock Purchase Plan. Filed herewith.

         *10.25--       1996 Directors' Deferred Compensation Plan. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
                        333-33251).

         *10.26--       Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.

         *10.27-- Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit
                        10.33 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed as Exhibit 10.27 to Genzyme's Form 10-K for 1998.

         *10.28-- Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive.
                        Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
                        Current schedule identifying the executives filed as
                        Exhibit 10.28 to Genzyme's Form 10-K for 1998.

         *10.29-- Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
                        Genzyme's Form 10-Q for the quarter ended March 31, 1996.

         *10.30--       Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D.

         *10.31--       Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter.

         *10.32--       Consulting Agreement dated July 1, 1998 between Genzyme and
                        Henry E. Blair.

         *10.33--       Technology Transfer Agreement between Genzyme and Genzyme
                        Transgenics Corporation dated as of May 1, 1993. Filed as
                        Exhibit 2.1 to the Registration Statement on Form S-1 of GTC
                        (File No. 33-62872).

         *10.34--       Research and Development Agreement between Genzyme and
                        Genzyme Transgenics dated as of May 1, 1993. Filed as
                        Exhibit 10.1 to the Registration Statement on Form S-1 of
                        Genzyme Transgenics (File No. 33-62872).

         *10.35-- Services Agreement between Genzyme and Genzyme Transgenics dated as of May 1, 1993. Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of Genzyme Transgenics
                        (File No. 33-62872).

         *10.36--       Series A Convertible Preferred Stock Purchase Agreement
                        between Genzyme and Genzyme Transgenics dated as of May 1,
                        1993. Filed as Exhibit 10.5 to the Registration Statement on
                        Form S-1 of Genzyme Transgenics (File No. 33-62872).

         *10.37--       Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and Genzyme
                        Transgenics.

         *10.38--       Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and Genzyme
                        Transgenics. Filed as Exhibit 10.52.1 to Genzyme
                        Transgenics' Form 10-K for 1997 (File No. 0-21794).**

         *10.39--       Purchase Agreement dated as of January 1, 1998 by and
                        between Genzyme and Genzyme Transgenics. Filed as Exhibit
                        10.52.2 to Genzyme Transgenics' Form 10-K for 1997 (File No.
                        0-21794).**

EXHIBIT NO.             DESCRIPTION
-----------             -----------
         *10.40--       Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, Genzyme Transgenics and ATIII LLC. Filed as
                        Exhibit 10.52.3 to Genzyme Transgenics' Form 10-K for 1997
                        (File No. 0-21794) and incorporated herein by reference.**

          10.41-- Credit Agreement dated November 12, 1999 among Genzyme and those of its subsidiaries party thereto, Fleet National
                        Bank, as Administrative Agent, and ABN AMRO Bank N.V. as
                        Syndication Agent and Mellon Bank, N.A. as Documentation
                        Agent. Filed herewith.

         *10.42--       Collaboration Agreement dated as of June 17, 1997 by and
                        among Genzyme, GelTex Pharmaceuticals, Inc. and RenaGel LLC.
                        Filed as Exhibit 10.18 to GelTex's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-26872).**

         *10.43--       Purchase Agreement dated as of June 17, 1997 by and between
                        Genzyme and GelTex Pharmaceuticals. Filed as Exhibit 10.19
                        to GelTex Pharmaceuticals' Form 10-Q for the quarter ended
                        June 30, 1997 (File No. 0-26872).**

         *10.44--       Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex Pharmaceuticals and RenaGel,
                        Inc. Filed as Exhibit 10.20 to GelTex Pharmaceuticals' Form
                        10-Q for the quarter ended June 30, 1997 (File No. 0-26872).

         *10.45--       Purchase Agreement dated as of August 29, 1997 by and among
                        Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.

         *10.46--       Collaboration Agreement dated September 4, 1998 among
                        Genzyme, BioMarin Pharmaceutical, Inc. and BioMarin/Genzyme
                        LLC. Previously filed as Exhibit 10.24 to BioMarin
                        Pharmaceuticals' Registration Statement on Form S-1 (File
                        No. 333-77701) and incorporated herein by reference.**

         *10.47--       Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin Pharmaceuticals. Previously filed as Exhibit
                        10.25 to BioMarin Pharmaceutical's Registration Statement on
                        Form S-1 (File No. 333-77701) and incorporated herein by
                        reference.

         *10.48--       Operating Agreement of BioMarin/Genzyme LLC. Previously
                        filed as Exhibit 10.30 to BioMarin Pharmaceuticals'
                        Registration Statement on Form S-1 (File No. 333-77701) and
                        incorporated herein by reference.

           13.1-- Portions of the 1999 Genzyme General Annual Report incorporated by reference into Parts I and II of this Form
                        10-K.

           13.2--       Portions of the 1999 Genzyme Molecular Oncology Annual
                        Report incorporated by reference into Parts I and II of this
                        Form 10-K.

           13.3--       Portions of the 1999 Genzyme Surgical Products Annual Report
                        incorporated by reference into Parts I and II of this Form
                        10-K.

           13.4-- Portions of the 1999 Genzyme Tissue Repair Annual Report incorporated by reference into Parts I and II of this Form
                        10-K.

           13.5-- Portions of the 1999 Genzyme General Annual Report related to Genzyme Corporation and Subsidiaries incorporated by reference into Parts I and II of this Form 10-K.

             21--       Subsidiaries of the Registrant. Filed herewith.

           23.1--       Consent of PricewaterhouseCoopers LLP. Filed herewith.

EXHIBIT NO.             DESCRIPTION
-----------             -----------
           23.2--       Consent of PricewatehouseCoopers LLP relating to the Annual
                        Report of Genzyme Corporation Retirement Savings Plan on
                        Form 11-K. To be filed by amendment.

             27-- Financial Data Schedule for Genzyme Corporation. Filed herewith.

          *99.1--       Management and Accounting Policies Governing the
                        Relationship of Genzyme Divisions. Filed as Exhibit 99.1 to
                        Genzyme's Registration Statement on Form S-3 dated March 3,
                        2000 (File No. 333-31548).

           99.2--       Factors Affecting Future Operating Results. Filed herewith.

------------------------

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.38-10.40, 10.42 and 10.43 and 10.46

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

                                                       GENZYME CORPORATION

Dated:  March 30, 2000                                 By:             /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                                         Michael S. Wyzga
                                                                    Senior Vice President and
                                                                     Chief Financial Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ HENRI A. TERMEER
     -------------------------------------------       Director and Principal         March 30, 2000
                  Henri A. Termeer                       Executive Officer

                /s/ MICHAEL S. WYZGA
     -------------------------------------------       Principal Financial and        March 30, 2000
                  Michael S. Wyzga                       Accounting Officer

         /s/ CONSTANTINE E. ANAGNOSTOPOULOS
     -------------------------------------------       Director                       March 30, 2000
           Constantine E. Anagnostopoulos

              /s/ DOUGLAS A. BERTHIAUME
     -------------------------------------------       Director                       March 30, 2000
                Douglas A. Berthiaume

                 /s/ HENRY E. BLAIR
     -------------------------------------------       Director                       March 30, 2000
                   Henry E. Blair

               /s/ ROBERT J. CARPENTER
     -------------------------------------------       Director                       March 30, 2000
                 Robert J. Carpenter

                /s/ CHARLES L. COONEY
     -------------------------------------------       Director                       March 30, 2000
                  Charles L. Cooney

                 /s/ HENRY R. LEWIS
     -------------------------------------------       Director                       March 30, 2000
                   Henry R. Lewis