Form 10-Q
period 2000-03-31
GENZYME CORP
filed 2000-05-15
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                                -------------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from --------- to ---------


                      Commission file number         0-14680
                                             ----------------------

                               GENZYME CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                  06-1047163
(State or other jurisdiction of                      IRS Employer
incorporation or organization)                       Identification No.)


  ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS           02139
-------------------------------------------------------------------------------
(Address of principal executive offices)               (zip code)


                                 (617) 252-7500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   No
                                       ---     ---
The number of shares outstanding of each of the issuer's series of common stock as of April 30, 2000:


Genzyme General Division Common Stock                         84,804,000
 ("GENZ Stock")
                                                              13,625,593
Genzyme Molecular Oncology Division Common Stock
("GZMO Stock")
                                                              14,902,895
Genzyme Surgical Products Division Common Stock
("GZSP Stock")

Genzyme Tissue Repair Division Common Stock                   28,658,735
 ("GZTR Stock")

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 2000


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This report on Form 10-Q contains forward-looking statements, including statements regarding our:

     - planned creation of a new division and a new publicly traded stock;

     -    the planned acquisition of Biomatrix, Inc.;

     - the expected allocation of the new series of stock and composition of the merger consideration;

     -    expected future revenues, operations and expenditures; and

     -    projected cash needs.

These statements are based upon the current assumptions of our management and are only expectations of future results. These statements are subject to risks and uncertainties, and our actual results may differ significantly from those that are described in this report on Form 10-Q. These risks and uncertainties include:

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

     - the likelihood that the regulatory and other approvals required to create a new division and to complete the Biomatrix acquisition will be obtained and the closing conditions for the merger will be satisfied.

     - conditions in financial markets relevant to the proposed merger and recapitalization; and

     - the operational integration of the other risks generally associated with mergers and recapitalizations.

         For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

-    Genzyme General Division = "Genzyme General;"

-    Genzyme Molecular Oncology Division = "Genzyme Molecular
     Oncology;"

-    Genzyme Surgical Products Division = "Genzyme Surgical Products;" and

-    Genzyme Tissue Repair Division = "Genzyme Tissue Repair."

         We currently have four designated series of common stock. Each of these series is intended to reflect the value and track the performance of one of our divisions. We refer to each series of common stock by their Nasdaq trading symbols:

     -     Genzyme General Division Common Stock = "GENZ Stock;"

     -     Genzyme Molecular Oncology Division Common Stock = "GZMO Stock;"

     -     Genzyme Surgical Products Division Common Stock = "GZSP Stock;" and

     -     Genzyme Tissue Repair Division Common Stock = "GZTR Stock."

NOTE REGARDING INCORPORATION BY REFERENCE

         The Securities and Exchange Commission ("SEC") allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this report on Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

         GENZYME-Registered Trademark-, CEREZYME-Registered Trademark-, CEREDASE-Registered Trademark-, THYROGEN-Registered Trademark-, SEPRA FILM-Registered Trademark-, and CARTICEL-Registered Trademark- are registered trademarks of Genzyme. SAGE-TM-, AND EPICEL-TM- are trademarks of Genzyme. GENZYME-Registered Trademark- is a service mark of Genzyme, RENAGEL-Registered Trademark- is a registered trademark of GelTex
Pharmaceuticals, INC. NEUROCELL-TM--PD is a trademark of Diacrin, INC. ALDURAZYME-TM- is a trademark of BioMarin/Genzyme LLC.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 2000
                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                                                         PAGE NO.

ITEM 1.         Financial Statements

   GENZYME GENERAL
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........
     Unaudited, Combined Balance Sheets as of March 31, 2000 and December 31, 1999..........................
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........
     Notes to Unaudited, Combined Financial Statements......................................................

   GENZYME MOLECULAR ONCOLOGY
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........
     Unaudited, Combined Balance Sheets as of March 31, 2000 and December 31, 1999..........................
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........
     Notes to Unaudited, Combined Financial Statements......................................................

   GENZYME SURGICAL PRODUCTS
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........
     Unaudited, Combined Balance Sheets as of March 31, 2000 and December 31, 1999..........................
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........
     Notes to Unaudited, Combined Financial Statements......................................................

   GENZYME TISSUE REPAIR
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........
     Unaudited, Combined Balance Sheets as of March 31, 2000 and December 31, 1999..........................
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........
     Notes to Unaudited, Combined Financial Statements......................................................

   GENZYME CORPORATION AND SUBSIDIARIES
     Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999...
     Unaudited, Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999......................
     Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999....
     Notes to Unaudited, Consolidated Financial Statements..................................................

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations........

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk...................................

Part II.       Other Information

ITEM 6.        Exhibits and Reports on Form 8-K ............................................................

Signatures..................................................................................................


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 -----------------------------------
                                                                                       2000               1999
                                                                                      ------             ------
                                                                                   (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
Revenues:
     Net product sales ...........................................................     $ 155,339      $ 136,349
     Net service sales ...........................................................        15,120         13,892
     Revenue from research and development contracts:
          Related parties ........................................................           131            480
          Other ..................................................................            36             45
                                                                                       ---------      ---------
            Total revenues .......................................................       170,626        150,766
Operating costs and expenses:
    Cost of products sold ........................................................        32,220         27,967
    Cost of services sold ........................................................         8,828          8,755
    Selling, general and administrative ..........................................        38,222         35,725
    Research and development (including research and development related
       to contracts) .............................................................        23,243         21,065
    Amortization of intangibles ..................................................         1,968          2,086
    Charge for purchase of in-process research and development ...................        19,500           --
                                                                                       ---------      ---------
         Total operating costs and expenses ......................................       123,981         95,598
                                                                                       ---------      ---------

Operating income .................................................................        46,645         55,168
Other income (expenses):
    Equity in net loss of unconsolidated affiliates ..............................        (8,133)        (7,756)
    Gain on affiliate sale of stock ..............................................        20,270            606
    Gain on sale of investments in equity securities .............................          --            1,963
    Minority interest ............................................................           856            866
    Gain on sale of assets .......................................................            35           --
    Other ........................................................................           (56)          --
    Investment income ............................................................         8,087          7,923
    Interest expense .............................................................        (3,551)        (5,049)
                                                                                       ---------      ---------
         Total other income (expenses) ...........................................        17,508         (1,447)
                                                                                       ---------      ---------

Income before income taxes .......................................................        64,153         53,721
Provision for income taxes .......................................................       (18,844)       (20,216)
                                                                                       ---------      ---------

Net income .......................................................................        45,309         33,505
Tax benefit allocated from Genzyme Molecular Oncology ............................         1,096          1,934
Tax benefit allocated from Genzyme Surgical Products .............................         3,420          3,825
Tax benefit allocated from Genzyme Tissue Repair .................................         1,812          3,962
                                                                                       ---------      ---------
Net income attributable to GENZ Stock ............................................     $  51,637      $  43,226
                                                                                       =========      =========

        The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             --------------------
                                                                                              2000         1999
                                                                                              ----         ----
                                                                                            (UNAUDITED, AMOUNTS IN
                                                                                              THOUSANDS, EXCEPT
                                                                                              PER SHARE AMOUNTS)
Net income attributable to GENZ Stock ...............................................     $  51,637      $  43,226
                                                                                          =========      =========

Per GENZ common share:
Net income per GENZ common share-basic ..............................................     $    0.61      $    0.53
                                                                                          =========      =========

Weighted average shares outstanding .................................................        84,502         81,958
                                                                                          =========      =========

Net income per GENZ common and common
     equivalent share-diluted .......................................................     $    0.57      $    0.49
                                                                                          =========      =========

Adjusted weighted average shares outstanding ........................................        94,726         92,591
                                                                                          =========      =========

Net income ..........................................................................     $  45,309      $  33,505
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustments .......................................       (10,223)        (8,826)
     Unrealized gains (losses) on securities:
          Unrealized gains (losses) arising during the period .......................        78,759         (2,319)
          Reclassification adjustment for losses included in net income .............          --           (1,214)
                                                                                          ---------      ---------
               Unrealized gains (losses) on securities, net .........................        78,759         (3,533)
                                                                                          ---------      ---------
     Other comprehensive income (loss)...............................................        68,536        (12,359)
                                                                                          ---------      ---------

Comprehensive income ................................................................     $ 113,845      $  21,146
                                                                                          =========      =========





         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED BALANCE SHEETS


                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2000           1999
                                                                                             ----           ----
                                                                                            (UNAUDITED, AMOUNTS
                                                                                                 IN THOUSANDS)
                                             ASSETS
Current assets:
    Cash and cash equivalents ......................................................     $   77,209     $   94,523
    Short-term investments .........................................................        187,651        214,240
    Accounts receivable, net .......................................................        138,084        141,949
    Inventories ....................................................................         79,475         84,384
    Prepaid expenses and other current assets ......................................         23,359         17,632
    Due from Genzyme Molecular Oncology ............................................          2,459          3,793
    Due from Genzyme Surgical Products .............................................          5,017          6,406
    Due from Genzyme Tissue Repair .................................................          1,243            683
    Deferred tax assets-current ....................................................         40,780         41,195
                                                                                         ----------     ----------
       Total current assets ........................................................        555,277        604,805

Property, plant and equipment, net .................................................        365,921        362,548
Long-term investments ..............................................................        295,770        205,142
Intangibles, net ...................................................................         73,160         75,370
Deferred tax assets-noncurrent .....................................................         16,032         19,844
Investments in equity securities ...................................................        174,431         94,719
Other noncurrent assets ............................................................         50,384         37,155
                                                                                         ----------     ----------

       Total assets ................................................................     $1,530,975     $1,399,583
                                                                                         ==========     ==========



                         LIABILITIES AND DIVISION EQUITY
Current liabilities:
    Accounts payable ...............................................................     $   16,035     $   23,229
    Accrued expenses ...............................................................         66,264         62,514
    Income taxes payable ...........................................................         35,567         27,946
    Deferred revenue ...............................................................          4,132          3,475
    Current portion of long-term debt and capital lease obligations ................            539             80
                                                                                         ----------     ----------
       Total current liabilities ...................................................        122,537        117,244

Noncurrent liabilities:
     Capital lease obligations .....................................................            103           --
     Convertible notes and debentures ..............................................        272,885        272,622
     Other noncurrent liabilities ..................................................          2,110          2,103
                                                                                         ----------     ----------
       Total liabilities ...........................................................        397,635        391,969
Division equity ....................................................................      1,133,340      1,007,614
                                                                                         ----------     ----------

       Total liabilities and division equity .......................................     $1,530,975     $1,399,583
                                                                                         ==========     ==========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
COMBINED STATEMENTS OF CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ----------------------------------
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                    (UNAUDITED, AMOUNTS IN THOUSANDS)
  OPERATING ACTIVITIES:
  Net income ...................................................................     $  45,309      $  33,505
  Reconciliation of net income to net cash provided by operating activities:
         Depreciation and amortization .........................................        11,896         12,156
         Equity in net loss of unconsolidated affiliates .......................         8,133          7,756
         Accrued interest/amortization of marketable securities ................        (2,040)        (2,499)
         Provision for bad debts and inventory .................................         2,466          2,754
         Gain on affiliate sale of stock .......................................       (20,270)          (606)
         Minority interest in net loss of subsidiary ...........................          (856)          (866)
         Gain on sale of investments in equity securities ......................          --           (1,963)
         Deferred income tax expense ...........................................         3,901           --
         Other .................................................................           317           (422)
            Increase (decrease) in cash from working capital:
              Accounts receivable ..............................................          (781)        (6,916)
              Inventories ......................................................         2,635          2,038
              Prepaid expenses and other assets ................................        (1,776)        (2,315)
              Due from Genzyme Molecular Oncology ..............................         1,334            247
              Due from Genzyme Surgical Products ...............................         1,389           --
              Due from Genzyme Tissue Repair ...................................          (560)        (3,446)
              Accounts payable, accrued expenses, income
                 taxes payable and deferred revenue ............................         9,534         15,708
                                                                                      --------       --------
              Net cash provided by operating activities ........................        64,183         55,131

  INVESTING ACTIVITIES:
      Purchases of investments .................................................      (160,452)      (196,387)
      Sales and maturities of investments ......................................        97,246        105,106
      Proceeds from sale of investments in equity securities ...................          --           11,090
      Acquisitions of property, plant and equipment ............................       (14,548)        (9,628)
      Investments in unconsolidated affiliates .................................        (6,032)        (9,592)
      Other ....................................................................         2,215          3,702
                                                                                      --------       --------
              Net cash used in investing activities ............................       (81,571)       (95,709)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .....................................        12,713         19,900
    Payments of debt ...........................................................            (6)          (350)
    Net cash allocated to Genzyme Surgical Products ............................          (906)       (12,421)
    Net cash allocated to Genzyme Tissue Repair ................................        (4,949)        (5,000)
    Bank overdraft .............................................................        (7,220)          --
    Other ......................................................................         1,918          1,548
                                                                                      --------       --------
            Net cash provided by financing activities ..........................         1,550          3,677


Effect of exchange rate changes on cash ........................................        (1,476)        (2,642)
                                                                                      --------       --------
Decrease in cash and cash equivalents ..........................................       (17,314)       (39,543)
Cash and cash equivalents at beginning of period ...............................        94,523        100,012
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................     $  77,209      $  60,469
                                                                                     =========      =========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

                                   GENZYME GENERAL
                   NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          We prepared the unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting.
     As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. Certain prior year data have been reclassified to conform to the 2000 presentation.

          These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme General included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

          In June 1999, we created Genzyme Surgical Products. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These unaudited combined financial statements reflect the financial position, results of operations and cash flows of Genzyme
     General as if Genzyme Surgical Products had existed as a separate division of Genzyme for all periods presented.

2.   FINANCIAL INFORMATION

          We present financial information specific to Genzyme General in these unaudited, combined financial statements. We present financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read our unaudited, consolidated financial statements.

 3.    INVENTORIES

                                       MARCH 31, 2000    DECEMBER 31, 1999
                                       --------------    -----------------
                                             (Amounts in thousands)

Raw materials .......................     $22,674            $24,057
Work-in-process .....................      39,253             40,592
Finished products ...................      17,548             19,735
                                          -------            -------

  Total .............................     $79,475            $84,384
                                          =======            =======



4.   EQUITY LINE OF CREDIT

          In 1998, our board of directors made $50.0 million of cash available to Genzyme Tissue Repair under an equity line of credit from Genzyme General. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for GZTR designated shares. GZTR designated shares are shares of GZTR Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In February 1999, Genzyme Tissue Repair made a $5.0 million draw under this equity line in exchange for 1,633,399 GZTR designated shares. In May 1999, the amount available under this equity line was reduced by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General.

          In March 2000, Genzyme Tissue Repair made a $5.0 million draw on this equity line in exchange for 765,169 GZTR designated shares. As required by our charter, the number of designated shares of GZTR Stock was determined using the average closing price of the GZTR Stock for the 20 trading days beginning on the thirtieth trading day before the draw. The funds will be used for Genzyme Tissue Repair's operating needs.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

5.   PURCHASE OF IN-PROCESS TECHNOLOGY

          In March 2000, Genzyme General recorded a charge of $19.5 million to in-process research and development representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize an enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line.

          In connection with this license, Genzyme General will pay Synpac certain amounts upon the achievement of certain development and commercialization milestones. Genzyme General will also pay Synpac royalties for a specified period of time based on certain percentages of sales.

          In Apri 2000, Genzyme and Pharming Group N.V. signed a letter agreement to share in the development and the funding for the commercialization of an enzyme replacement therapy for Pompe disease licensed by Genzyme from Synpac in March 2000. Upon execution of the definitive agreement, Pharming will issue a convertible note payable to Genzyme for an aggregate principal amount of $10.0 million, representing Pharming's share of the payments previously paid to Synpac by Genzyme.


6.   GAIN ON AFFILIATE SALE OF STOCK

          Genzyme General recognized a gain of $20.3 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999 due to the issuance by Genzyme Transgenics Corporation of additional shares of Genzyme Transgenics common stock.


7.   NET INCOME PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:


                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                          ----            ----
                                                                        (Amounts in thousands,
                                                                        except per share amounts)

     Net income - basic ......................................          $51,637          $43,226
       Effect of dilutive securities (net of tax):
       Genzyme's 5 1/4% convertible subordinated notes
            due June 2005 (the "GENZ Notes"):
           Interest expense ..................................            2,163            2,046
           Amortization of purchasers' discount and
                Offering costs (1) ...........................              154              146
       Genzyme's 5% convertible subordinated debentures
           due August 2003 (the "GENZ Debentures"):
           Interest expense ..................................              175              165
           Amortization of debt offering costs (2) ...........               30               28
                                                                        -------          -------
     Net income - diluted ....................................          $54,159          $45,611
                                                                        =======          =======

     Shares used in net income per common share - basic ......           84,502           81,958
       Effect of dilutive securities:
           Employee and director stock options ...............            3,281            3,642
           Warrants ..........................................             --                 32
           GENZ Notes (3) ....................................            6,313            6,313
           GENZ Debentures (3) ...............................              630              646
                                                                        -------          -------
     Shares used in net income per common share-diluted (4) ..           94,726           92,591
                                                                        =======          =======

     Net income per common share - basic .....................          $  0.61          $  0.53
                                                                        =======          =======

     Net income per common share - diluted (4) ...............          $  0.57          $  0.49
                                                                        =======          =======

--------------
     (1) The purchasers' discount and offering costs of approximately $7.0 million are being amortized over the term of the GENZ Notes, which mature in June 2005.

                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


7.   NET INCOME PER SHARE (CONTINUED):

     (2) The offering costs of approximately $0.9 million are being amortized over the term of the GENZ Debentures, which mature in August 2003.

     (3) The GENZ Notes were issued in May 1998 and the GENZ Debentures were issued in August 1998.

     (4) Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three months ended March 31, 2000 and for the same period of 1999 because each such security had an exercise price greater than the average market price of GENZ Stock during each respective period. Such securities include:


                                                                             Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                            2000           1999
                                                                            ----           ----
                                                                           (Amounts in thousands)
       Shares of GENZ Stock issuable for options ................          2,965          1,381
       Shares of GENZ Stock issuable for warrants (1) ...........           --               80
                                                                           -----          -----
       Total shares with exercise prices greater than the average
           market price of GENZ Stock during the period .........          2,965          1,461
                                                                           =====          =====

    -----------------
     (1) In 1997, we sold three warrants to the Canadian Medical Discoveries Fund ("CMDF") to purchase a total of 120,000 shares of GENZ Stock for an aggregate purchase price of $1.0 million (Canadian). Two of the warrants which entitled CMDF to purchase a total of 80,000 shares of GENZ stock, were exercisable in the three months ended March 31, 1999. All of these warrants were cancelled in August 1999 when CMDF exercised its right to require us to repurchase the fund's interest in StressGen/Genzyme LLC.

8.   SEGMENT REPORTING

          We present segment information in a manner consistent with the method we use to report this information to our management. Applying Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," Genzyme General has two reportable segments:

     - the Therapeutics business unit, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from Cerezyme-Registered Trademark- enzyme and Ceredase-Registered Trademark- enzyme sales.

     - the Diagnostic Products business unit, which provides diagnostic products to niche markets with a focus on IN VITRO diagnostics.

          Information concerning the operations in these reportable segments is as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                2000          1999
                                                                               (Amounts in thousands)
       REVENUES:
           Therapeutics ...................................................    $133,802        $115,041
           Diagnostic Products ............................................      15,238          14,692
           Other ..........................................................      21,422          20,457
           Eliminations/Adjustments .......................................         164             576
                                                                               --------        --------
              Total .......................................................    $170,626        $150,766
                                                                               ========        ========


                                 GENZYME GENERAL
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


8.   SEGMENT REPORTING (CONTINUED):


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                              2000           1999
                                                                              ----           ----
                                                                             (Amounts in thousands)
              NET INCOME:
                  Therapeutics.........................................   $29,263         $ 33,871
                  Diagnostic Products..................................       715            1,129
                  Other ...............................................      (171)          (2,038)
                  Eliminations/Adjustments.............................    15,502              543
                                                                          -------         --------
                     Total                                                $45,309         $ 33,505
                                                                          =======         ========



          There has been no material change in segment assets since December 31, 1999.


9.   SUBSEQUENT EVENT

          In 1998, our board of directors made $30.0 million of cash available to Genzyme Molecular Oncology under an equity line of credit from Genzyme General. Genzyme Molecular Oncology may draw down funds as needed in exchange for GZMO designated shares. GZMO designated shares are shares of GZMO Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this equity line in exchange for 676,254 GZMO designated shares. As required by our charter, the number of designated shares of GZMO Stock was determined using the average closing price of the GZMO Stock for the 20 trading days beginning on the thirtieth trading day before the draw. These funds will be used for Genzyme Molecular Oncology's operating needs.

          In April, 2000, Genzyme General received net proceeds of approximately $5.1 million in connection with a settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase at a fill facility operated by a contractor to Genzyme General.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF OPERATIONS


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     ------------------
                                                                                       2000       1999
                                                                                       ----       ----
                                                                             (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE DATA)
Revenues:
     Service revenue................................................          $   --              $    900
     Service revenue - related party ...............................              --                    11
     Revenue from research and development contracts -
      related party ................................................              --                   298
     Royalty and licensing .........................................             2,555                 404
                                                                              --------            --------
         Total revenues ............................................             2,555               1,613

Operating costs and expenses:
     Cost of service revenues ......................................              --                   346
     Cost of research and development, royalty and licensing
      revenue ......................................................                56                 294
     Selling, general and administrative ...........................             1,190               1,619
     Research and development ......................................             4,058               3,905
     Amortization of intangibles ...................................             2,956               2,956
                                                                              --------            --------
         Total operating costs and expenses: .......................             8,260               9,120
                                                                              --------            --------

Operating loss .....................................................            (5,705)             (7,507)

Other income (expenses):
     Equity in net loss of joint venture ...........................              --                  (375)
     Interest income ...............................................                73                 163
     Interest expense ..............................................               (87)                 (3)
                                                                              --------            --------
         Total other income (expenses) .............................               (14)               (215)
                                                                              --------            --------

Loss before income taxes ...........................................            (5,719)             (7,722)
Tax benefit ........................................................               662                 662
                                                                              --------            --------


Net loss attributable to GZMO Stock ................................          $ (5,057)           $ (7,060)
                                                                              ========            ========


Per GZMO basic and diluted common share:

     Net loss ......................................................          $  (0.37)           $  (0.56)
                                                                              ========            ========

Weighted average shares outstanding ................................            13,495              12,658
                                                                              ========            ========


Net loss ...........................................................          $ (5,057)           $ (7,060)
     Other comprehensive loss, net of tax:
         Unrealized gains (losses) on securities arising during
           the period ..............................................              --                  --
                                                                              --------            --------
         Comprehensive loss ........................................          $ (5,057)           $ (7,060)
                                                                              ========            ========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED BALANCE SHEETS


                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2000              1999
                                                                                          ---------        ------------
                                                                                      (UNAUDITED, AMOUNTS IN THOUSANDS)
                                            ASSETS
Current assets:
   Cash and cash equivalents.......................................................      $  1,542         $    3,587
   Prepaid expenses and other current assets.......................................           453                218
                                                                                       ----------       ------------
     Total current assets.........................................................          1,995              3,805

Equipment, net.....................................................................           744                467

Intangibles, net...................................................................         2,464              5,420
                                                                                        ---------        -----------
     Total assets..................................................................      $  5,203         $    9,692
                                                                                         ========         ==========


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accrued expenses................................................................      $  1,082        $       676
   Due to Genzyme General..........................................................         2,459              3,793
   Deferred revenue................................................................           840                225
   Current portion of long-term debt and capital lease obligation..................         5,105              5,000
                                                                                        ---------         ----------
     Total current liabilities.....................................................         9,486              9,694

Noncurrent liabilities:
   Deferred tax liability.............................................................        552              1,213
   Other noncurrent liabilities.......................................................        210                  -
                                                                                      -----------     --------------
     Total liabilities.............................................................        10,248             10,907


Division equity....................................................................       (5,045)            (1,215)
                                                                                        --------          ---------
     Total liabilities and division equity.........................................     $   5,203         $    9,692
                                                                                        =========         ==========





         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
COMBINED STATEMENTS OF CASH FLOWS


                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                    ------------------
                                                                                                 2000               1999
                                                                                                 ----               ----
                                                                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
   Net loss .........................................................................          $ (5,057)          $ (7,060)
   Reconciliation of net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization ..................................................             2,995              3,028
     Deferred tax benefit ...........................................................              (662)              (662)
     Equity in net loss of joint venture ............................................              --                  375
     Accrued interest/amortization of marketable securities .........................              --                   10
     Other ..........................................................................              --                   10
     Increase (decrease) in cash from working capital:
       Accounts receivable ..........................................................              --                5,500
       Prepaid expenses and other current assets ....................................              (235)               (19)
       Accrued expenses, deferred revenue and other .................................             1,021               (277)
       Due to Genzyme General .......................................................            (1,334)              (247)
                                                                                               --------           --------
         Net cash provided by (used in) operating activities ........................            (3,272)               658

INVESTING ACTIVITY:
   Maturities of investments ........................................................              --                1,022
                                                                                               --------           --------
         Net cash provided by investing activity ....................................              --                1,022

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ...........................................             1,228               --
   Other ............................................................................                (1)                (2)
                                                                                               --------           --------
         Net cash provided by (used in) financing activities ........................             1,227                 (2)
                                                                                               --------           --------


Increase (decrease) in cash and cash equivalents ....................................            (2,045)             1,678
Cash and cash equivalents at beginning of period ....................................             3,587             10,868
                                                                                               --------           --------
Cash and cash equivalents at end of period ..........................................          $  1,542           $ 12,546
                                                                                               ========           ========
Supplemental Non-cash Investing Activity:
 Equipment acquired under capital lease obligations..................................          $    315           $  --
                                                                                               ========           ========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. Certain prior year data have been reclassified to conform to the 2000 presentation.

          These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

2.   FINANCIAL INFORMATION

          We present financial information specific to Genzyme Molecular Oncology in these unaudited, combined financial statements. We present financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read our unaudited, consolidated financial statements.

3.   REGISTRATION STATEMENT

          In March 2000, we filed with the SEC a Prospectus pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of GZMO Stock (plus 450,000 shares issuable upon exercise of the underwriters's over-allotment option). The proceeds of the offering were to be used to fund research, preclinical and clinical development programs, to repay existing indebtedness, and for working capital and general corporate purposes.

          In April 2000, in light of recent market volatility and current market conditions, Genzyme Molecular Oncology withdrew the offering of shares of GZMO Stock contemplated by the Prospectus.

4.   NET LOSS PER SHARE

          We have disclosed certain information about Genzyme Molecular Oncology's net loss per share in Note 6., "Net Income (Loss) Per Share," to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

5.   SUBSEQUENT EVENT

          In 1998, our board of directors made $30.0 million of cash available to Genzyme Molecular Oncology under an equity line of credit from Genzyme General. Genzyme Molecular Oncology may draw down funds as needed in exchange for GZMO designated shares. GZMO designated shares are shares of GZMO Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this equity line in exchange for 676,254 GZMO designated shares. As required by our charter, the number of designated shares of GZMO Stock was determined using the average closing price of the GZMO Stock for the 20 trading days beginning on the thirtieth trading day before the draw. These funds will be used for Genzyme Molecular Oncology's operating needs.

GENZYME SURGICAL PRODUCTS
COMBINED STATEMENTS OF OPERATIONS


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                          2000                1999
                                                                          ----                ----
                                                                       (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                              EXCEPT PER SHARE DATA)

Total revenues ................................................          $ 29,082           $ 27,353

Operating costs and expenses:
     Cost of products sold ....................................            16,039             15,844
     Selling, general and administrative ......................            16,400             15,287
     Research and development .................................             6,971              5,602
     Amortization of intangibles ..............................             1,426              1,417
                                                                         --------           --------
         Total operating costs and expenses ...................            40,836             38,150
                                                                         --------           --------

Operating loss ................................................           (11,754)           (10,797)

Other income (expenses)
     Loss on sale of assets ...................................                (4)              --
     Other ....................................................                32                 46
     Investment income ........................................             1,682                  7
     Interest expense .........................................                 1                 (1)
                                                                         --------           --------
         Total other income (expenses) ........................             1,711                 52
                                                                         --------           --------

Net loss attributable to GZSP Stock ...........................          $(10,043)          $(10,745)
                                                                         ========           ========


Per GZSP basic and diluted common share:

   Net loss ...................................................          $  (0.68)
                                                                         ========

Weighted average shares outstanding ...........................            14,855
                                                                         ========

Pro forma net loss per GZSP basic and diluted common share ....                             $  (0.73)
                                                                                            ========

Pro forma weighted average shares outstanding .................                               14,800
                                                                                            ========


Net loss ......................................................          $(10,043)          $(10,745)
   Other comprehensive income (loss), net of tax:
       Unrealized gains on securities arising during the period             1,439               --
                                                                         --------           --------
     Comprehensive loss .......................................          $ (8,604)          $(10,745)
                                                                         ========           ========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME SURGICAL PRODUCTS
COMBINED BALANCE SHEETS



                                                                                          MARCH 31,        DECEMBER 31,
                                                                                           2000                1999
                                                                                          ---------        ------------
                                                                                       (UNAUDITED, AMOUNTS IN THOUSANDS)
                                            ASSETS

Current assets:
   Cash and cash equivalents.......................................................    $   24,999         $   22,673
   Short-term investments..........................................................        64,615             41,606
   Accounts receivable, net........................................................        19,796             19,886
   Inventories.....................................................................        36,138             30,491
   Prepaid expenses and other current assets.......................................         1,368                815
                                                                                    -------------    ---------------
     Total current assets.........................................................        146,916            115,471

Property, plant and equipment, net.................................................        17,835             17,621
Long-term investments..............................................................        26,388             61,846
Intangibles, net...................................................................       171,396            172,833
Investment in equity securities....................................................         6,483              3,140
Other..............................................................................         1,326                 13
                                                                                     ------------      -------------

     Total assets..................................................................     $ 370,344          $ 370,924
                                                                                     ============      =============


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable................................................................    $    4,949        $     3,562
   Accrued expenses................................................................         9,220              7,038
   Due to Genzyme General..........................................................         5,017              6,406
                                                                                     ------------        -----------
     Total current liabilities.....................................................        19,186             17,006
Division equity....................................................................       351,158            353,918
                                                                                     ------------      -------------

     Total liabilities and division equity.........................................     $ 370,344          $ 370,924
                                                                                     ============      =============



         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME SURGICAL PRODUCTS
COMBINED STATEMENTS OF CASH FLOWS


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                      -------------   ----------
                                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
   Net loss ...........................................................    $(10,043)    $(10,745)
   Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization ....................................       2,224        2,008
     Equity in loss of unconsolidated affiliate .......................        --           --
     Accrued interest/amortization of marketable securities ...........         610         --
     Provision for bad debts and inventory ............................       1,470          329
     Other ............................................................           4          (36)
     Increase (decrease) in cash from working capital:
       Accounts receivable ............................................          15         (681)
       Inventories ....................................................      (7,042)      (3,222)
       Prepaid expenses and other current assets ......................        (553)         585
       Accounts payable and accrued expenses ..........................       3,360        1,691
       Due to Genzyme General .........................................      (1,389)        --
                                                                            -------      -------
         Net cash used in operating activities ........................     (11,344)     (10,071)

INVESTING ACTIVITIES:
   Purchases of investments ...........................................     (35,450)        --
   Sales and maturities of investments ................................      47,315         --
   Acquisitions of property, plant and equipment ......................        (939)        (660)
   Other ..............................................................      (1,378)        (491)
                                                                            -------      -------
         Net cash provided by (used in) investing activities ..........       9,548       (1,151)

FINANCING ACTIVITIES:
   Net cash allocated from Genzyme General ............................         906       12,421
   Bank overdraft .....................................................         208         --
   Proceeds from issuance of common stock .............................         362         --
   Other ..............................................................       2,646         --
                                                                            -------      -------
         Net cash provided by financing activities ....................       4,122       12,421
                                                                            -------      -------

Increase in cash and cash equivalents .................................       2,326        1,199
Cash and cash equivalents at beginning of period ......................      22,673         --
                                                                            -------      -------
Cash and cash equivalents at end of period ............................    $ 24,999     $  1,199
                                                                            =======      =======


         The accompanying notes are an integral part of these unaudited, combined financial statements.

                            GENZYME SURGICAL PRODUCTS
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          We created Genzyme Surgical Products in June 1999. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These unaudited, combined financial statements reflect the financial position, results of operations and cash flows of Genzyme Surgical Products as if it had existed as a separate division of Genzyme for all periods presented.

          We prepared the unaudited, combined financial statements for Genzyme Surgical Products following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. Certain prior year data have been reclassified to conform to the 2000 presentation.

          These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Surgical Products' financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Surgical Products included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.


2.   FINANCIAL INFORMATION

          We present financial information specific to Genzyme Surgical Products in these unaudited, combined financial statements. We present financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read our unaudited, consolidated financial statements.


3.   INVENTORIES

                                                            March 31, 2000         December 31, 1999
                                                            --------------         -----------------
                                                                   (Amounts in thousands)
     Raw materials...................................       $  15,091                  $ 15,473
     Work-in-process.................................           1,797                     2,029
     Finished products...............................          19,250                    12,989
                                                             ----------                 ---------
         Total.......................................       $  36,138                  $ 30,491
                                                              =========                  ========


4.   NET LOSS PER SHARE

          We have disclosed certain information about Genzyme Surgical Products' net loss per share in Note 6., "Net Income (Loss) Per Share," to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.


5.   SEGMENT INFORMATION

          We present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS 131, Genzyme Surgical Products has two reportable segments:

     - Cardiovascular Surgery, which includes chest drainage systems, instruments and closures used in coronary artery bypass, valve replacement, and other cardiothoracic surgeries; and

     - General Surgery, which includes surgical instruments and Sepra Film-Registered Trademark- bioresorbable membrane.

                           GENZYME SURGICAL PRODUCTS
               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


5.   SEGMENT INFORMATION (CONTINUED):

          We have provided information concerning the operations in these reportable segments in the following table:


                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                              2000          1999
                                                           ---------     ---------
                                                            (Amounts in thousands)
     REVENUES:
       Cardiovascular Surgery............................   $ 19,650      $ 19,388
       General Surgery...................................      6,989         5,897
       Other.............................................      2,443         2,068
                                                           ---------     ---------
         Total...........................................   $ 29,082      $ 27,353
                                                            ========      ========

     GROSS PROFIT:
       Cardiovascular Surgery............................  $   8,387        $8,570
       General Surgery...................................      3,562         1,878
       Other.............................................      1,094         1,061
                                                            --------      --------
         Total...........................................   $ 13,043      $ 11,509
                                                            ========      ========

          There has been no material change in segment assets since December 31, 1999.


6.   ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

          In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock to reflect its value and track its performance. We refer to this stock as "GZBX Stock." In connection with the merger, the assets of Genzyme Surgical Products and Genzyme Tissue Repair will become part of Genzyme Biosurgery. In addition, GZSP Stock and GZTR Stock will be exchanged for GZBX Stock. We will account for the acquisition of Biomatrix as a purchase.

          Biomatrix stockholders will have the option of receiving $37.00 in cash or one share of GZBX Stock for each share of Biomatrix common stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

          Holders of GZSP Stock will receive 0.6060 share of GZBX Stock for each share of GZSP Stock they hold and holders of GZTR Stock will receive 0.3352 share of GZBX Stock for each share of GZTR Stock they hold.

          For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 filed with SEC on April 18, 2000, as it may be amended.

                            GENZYME SURGICAL PRODUCTS
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


7.   SUBSEQUENT EVENT

          We have included information regarding Focal Inc.'s exercise of the First Option under the Genzyme/Focal Stock Purchase Agreement in April 2000 in Note 9., "Subsequent Events," to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ------------------
                                                                   2000        1999
                                                                   ----        ----
                                                            (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)

Total revenues ..............................................    $  5,867     $  4,023

Operating costs and expenses:
    Cost of services sold ...................................       3,023        2,998
    Selling, general and administrative .....................       5,739        6,314
    Research and development ................................       1,871        1,968
                                                                 --------     --------
      Total operating costs and expenses: ...................      10,633       11,280
                                                                 --------     --------

Operating loss ..............................................      (4,766)      (7,257)

Other income (expenses):
    Equity in net loss of joint venture .....................        --         (2,007)
    Other ...................................................          (5)        --
    Interest income .........................................         102           93
    Interest expense ........................................        (302)        (445)
                                                                 --------     --------
      Total other income (expenses) .........................        (205)      (2,359)
                                                                 --------     --------


Net loss attributable to GZTR Stock .........................    $ (4,971)    $ (9,616)
                                                                 ========     ========


Per GZTR common share (basic and diluted):

     Net loss ...............................................    $  (0.17)    $  (0.44)
                                                                 ========     ========

Weighted average shares outstanding .........................      28,531       21,945
                                                                 ========     ========


Net loss ....................................................    $ (4,971)    $ (9,616)
   Other comprehensive income (loss), net of tax:
       Unrealized gains (losses) on securities arising during
      the period ............................................        --           --
                                                                 --------     --------
     Comprehensive loss .....................................    $ (4,971)    $ (9,616)
                                                                 ========     ========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED BALANCE SHEETS


                                                         MARCH 31,     DECEMBER 31,
                                                           2000           1999
                                                         ---------     ------------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS)

                                            ASSETS

Current assets:
   Cash and cash equivalents ........................    $  8,444     $  9,373
   Accounts receivable, net .........................       5,356        4,968
   Inventories ......................................       2,378        2,394
   Other current assets .............................         383          253
                                                         --------     --------
     Total current assets ...........................      16,561       16,988

Plant and equipment, net ............................       2,343        2,545
Other ...............................................         104          115
                                                         --------     --------
     Total assets ...................................    $ 19,008     $ 19,648
                                                         ========     ========



                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable .................................    $    371     $  1,062
   Accrued expenses .................................       1,621        3,131
   Due to Genzyme General ...........................       1,243          683
                                                         --------     --------
     Total current liabilities ......................       3,235        4,876

Noncurrent liabilities:
   Long-term debt ...................................      18,000       18,000
   Other ............................................         190          227
                                                         --------     --------
     Total liabilities ..............................      21,425       23,103


Division equity .....................................      (2,417)      (3,455)
                                                         --------     --------
     Total liabilities and division equity ..........    $ 19,008     $ 19,648
                                                         ========     ========





         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
COMBINED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             ------------------
                                                                              2000        1999
                                                                              ----        ----
OPERATING ACTIVITIES:                                                        (UNAUDITED, AMOUNTS
                                                                                IN THOUSANDS)
   Net loss ...........................................................    $(4,971)    $(9,616)
   Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization ....................................        335         328
     Provision for bad debt and inventory .............................        404         422
     Technology license fee ...........................................        250        --
     Equity in net loss of joint venture ..............................       --         2,007
     Amortization of deferred rent ....................................        (37)        (37)
     Increase (decrease) in cash from working capital:
       Accounts receivable ............................................       (388)        700
       Inventories ....................................................       (388)       (382)
       Other current assets ...........................................       (130)        (81)
       Accounts payable and accrued expenses ..........................     (2,773)       (816)
       Due to Genzyme General .........................................        560       3,446
                                                                           -------     -------
         Net cash used in operating activities ........................     (7,138)     (4,029)

INVESTING ACTIVITIES:
   Investment in joint venture ........................................       --        (2,084)
   Purchases of property, plant and equipment .........................       (133)       (345)
   Other ..............................................................         11          34
                                                                           -------     -------
         Net cash used in investing activities ........................       (122)     (2,395)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net ........................        411         116
   Proceeds from issuance of debt, net ................................       --          --
   Payments of debt and capital lease obligations .....................       --           (47)
   Cash allocated from Genzyme General ................................      4,949       5,000
   Bank overdraft .....................................................        572        --
   Other ..............................................................        399        --
                                                                           -------     -------
         Net cash provided by financing activities ....................      6,331       5,069
                                                                           -------     -------


Decrease in cash and cash equivalents .................................       (929)     (1,355)
Cash and cash equivalents at beginning of period ......................      9,373       7,732
                                                                           -------     -------
Cash and cash equivalents at end of period ............................    $ 8,444     $ 6,377
                                                                           =======     =======



         The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          We prepared the unaudited, combined financial statements for Genzyme Tissue Repair following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. Certain prior year data have been reclassified to conform to the 2000 presentation.

          These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Tissue Repair's financial position and operating results. Since these are combined financial statements, you should also read the financial statements and notes for Genzyme Tissue Repair included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim statements may not be the same as those for future periods.

2.   FINANCIAL INFORMATION

          We present financial information specific to Genzyme Tissue Repair in these unaudited, combined financial statements. We present financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read our unaudited, consolidated financial statements.


3.   INVENTORIES


                                               MARCH 31, 2000    DECEMBER 31, 1999
                                               --------------    -----------------
                                                     (Amounts in thousands)
     Raw materials .......................         $  432             $  428
     Work-in-process .....................          1,916              1,938
     Finished products ...................             30                 28
                                                   ------             ------
          Total ...........................        $2,378             $2,394
                                                   ======             ======



4.   NET LOSS PER SHARE

          We have disclosed certain information about Genzyme Tissue Repair's net loss per share in Note 6., "Net Income (Loss) Per Share," to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.


5.   DIACRIN JOINT VENTURE

          In May 1999, we reallocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. If the joint venture does not initiate a Phase III clinical trial of NeuroCell-TM--PD by June 30, 2000, Genzyme Tissue Repair will be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5%. Any required refund may be paid in cash, GZTR designated shares, or a combination of both, at Genzyme Tissue Repair's option. GZTR designated shares are shares of GZTR Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair.

                              GENZYME TISSUE REPAIR
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


6.   EQUITY LINE OF CREDIT

          In 1998, our board of directors made $50.0 million of cash available to Genzyme Tissue Repair under an equity line of credit from Genzyme General. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for GZTR designated shares. In February 1999, Genzyme Tissue Repair made a $5.0 million draw under this equity line in exchange for 1,633,399 GZTR designated shares. In May 1999, the amount available under this equity line was reduced by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General.

          In March 2000, Genzyme Tissue Repair made a $5.0 million draw on this equity line in exchange for 765,169 GZTR designated shares. As required by our charter, the number of designated shares of GZTR Stock was determined using the average closing price of the GZTR Stock for the 20 trading days beginning on the thirtieth trading day before the draw. The funds will be used for Genzyme Tissue Repair's operating needs.


7.   ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

          In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock to reflect its value and track its performance. We refer to this stock as "GZBX Stock." In connection with the merger, the assets of Genzyme Surgical Products and Genzyme Tissue Repair will become part of Genzyme Biosurgery. In addition, GZSP Stock and GZTR Stock will be exchanged for GZBX Stock. We will account for the acquisition of Biomatrix as a purchase.

         Biomatrix stockholders will have the option of receiving $37.00 in cash or one share of GZBX Stock for each share of Biomatrix common stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

         Holders of of GZSP Stock will receive 0.6060 share of GZBX Stock for each share of GZSP Stock they hold and holders of GZTR Stock will receive
     0.3352 share of GZBX Stock for each share of GZTR Stock they hold.

         For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 filed with the SEC on April 18, 2000, as it may be amended.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                              2000               1999
                                                                              ----               ----
                                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Revenues:
     Net product sales ....................................................    $ 184,421     $ 163,702
     Net service sales ....................................................       20,966        18,730
     Revenue from research and development contracts ......................        2,743         1,312
                                                                               ---------     ---------
         Total revenues ...................................................      208,130       183,744

Operating costs and expenses:
    Cost of products sold .................................................       48,259        43,818
    Cost of services sold .................................................       11,851        12,088
    Selling, general and administrative ...................................       61,551        58,945
    Research and development (including research and development
     related to contracts) ................................................       36,199        32,834
    Amortization of intangibles ...........................................        6,098         6,207
    Charge for purchase of in-process research and development ............       19,500          --
                                                                               ---------     ---------
         Total operating costs and expenses ...............................      183,458       153,892
                                                                               ---------     ---------

Operating income ..........................................................       24,672        29,852

Other income (expenses):
    Equity in net loss of unconsolidated affiliates .......................       (8,133)      (10,092)
    Gain on affiliate sale of stock .......................................       20,270           606
    Gain on sale of investments in equity securities ......................         --           1,963
    Minority interest .....................................................          856           866
    Gain on sale of assets ................................................           31          --
    Other .................................................................          (29)         --
    Investment income .....................................................        9,944         8,193
    Interest expense ......................................................       (3,939)       (5,498)
                                                                               ---------     ---------
         Total other income (expenses) ....................................       19,000        (3,962)


Income before income taxes ................................................       43,672        25,890
Provision for income taxes ................................................      (11,854)       (9,833)
                                                                               ---------     ---------
Net income ................................................................    $  31,818     $  16,057
                                                                               =========     =========



         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             ---------------------------------
                                                                                    2000             1999
                                                                                    ----             ----
                                                                             (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
Attributable to Genzyme General:

   Net income .........................................................        $  45,309         $  33,505
   Tax benefit allocated from Genzyme Molecular Oncology ..............            1,096             1,934
   Tax benefit allocated from Genzyme Surgical Products ...............            3,420             3,825
   Tax benefit allocated from Genzyme Tissue Repair ...................            1,812             3,962
                                                                               ---------         ---------
   Net income attributable to GENZ Stock ..............................        $  51,637         $  43,226
                                                                               =========         =========

    Per GENZ common share:

       Net income per GENZ common share-basic .........................        $    0.61         $    0.53
                                                                               =========         =========
   Weighted average shares outstanding ................................           84,502            81,958
                                                                               =========         =========
       Net income per GENZ common and common equivalent share-diluted .        $    0.57         $    0.49
                                                                               =========         =========
   Adjusted weighted average shares outstanding .......................           94,726            92,591
                                                                               =========         =========

Attributable to Genzyme Molecular Oncology:

   Net loss attributable to GZMO Stock ................................        $  (5,057)        $  (7,060)
                                                                               =========         =========
   Per GZMO basic and diluted common share:
       Net loss .......................................................        $   (0.37)        $   (0.56)
                                                                               =========         =========
   Weighted average shares outstanding ................................           13,495            12,658
                                                                               =========         =========

Attributable to Genzyme Surgical Products:

   Net loss attributable to GZSP Stock ................................        $ (10,043)        $ (10,745)
                                                                               =========         =========
   Per GZSP basic and diluted common share:
       Net loss .......................................................        $   (0.68)
                                                                               =========
   Weighted average shares outstanding ................................           14,855
                                                                               =========
   Pro forma net loss per GZSP basic and diluted common share .........                          $   (0.73)
                                                                                                 =========
   Pro forma weighted average shares outstanding ......................                             14,800
                                                                                                 =========

Attributable to Genzyme Tissue Repair:

   Net loss attributable to GZTR Stock ................................        $  (4,971)        $  (9,616)
                                                                               =========         =========
    Per GZTR basic and diluted common share:
       Net loss .......................................................        $   (0.17)        $   (0.44)
                                                                               =========         =========
   Weighted average shares outstanding ................................           28,531            21,945
                                                                               =========         =========

Net income ............................................................        $  31,818         $  16,057
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustments .........................          (10,223)           (8,826)
     Unrealized gains (losses) on securities:
          Unrealized gains (losses) arising during the period .........           80,198            (2,319)
          Reclassification adjustment for losses included in net income             --              (1,214)
                                                                               ---------         ---------
               Unrealized gains (losses) on securities, net ...........           80,198            (3,533)
                                                                               ---------         ---------
     Other comprehensive income (loss) ................................           69,975           (12,359)
                                                                               ---------         ---------
Comprehensive income ..................................................        $ 101,793         $   3,698
                                                                               =========         =========



         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,      DECEMBER 31,
                                                                             2000             1999
                                                                             ----              ----
                                                                       (UNAUDITED, AMOUNTS IN THOUSANDS)
                               ASSETS
Current assets:
  Cash and cash equivalents ...................................        $   112,194         $   130,156
  Short-term investments ......................................            252,266             255,846
  Accounts receivable, net ....................................            163,236             166,803
  Inventories .................................................            117,991             117,269
  Prepaid expenses and other current assets ...................             25,563              18,918
  Deferred tax assets-current .................................             40,780              41,195
                                                                       -----------         -----------
    Total current assets ......................................            712,030             730,187


Property, plant and equipment, net ............................            386,843             383,181
Long-term investments .........................................            322,158             266,988
Intangibles, net ..............................................            246,803             253,153
Deferred tax assets-noncurrent ................................             15,480              18,631
Investments in equity securities ..............................            180,914              97,859
Other noncurrent assets .......................................             51,814              37,283
                                                                       -----------         -----------
    Total assets ..............................................        $ 1,916,042         $ 1,787,282
                                                                       ===========         ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................        $    21,355         $    27,853
  Accrued expenses ............................................             78,187              73,359
  Income taxes payable ........................................             35,567              27,946
  Deferred revenue ............................................              4,972               3,700
  Current portion of long-term debt and capital lease obligations            5,644               5,080
                                                                       -----------         -----------
    Total current liabilities .................................            145,725             137,938

Noncurrent liabilities:
  Long-term debt ..............................................             18,103              18,000
  Convertible notes and debentures ............................            272,885             272,622
  Other noncurrent liabilities ................................              2,510               2,330
                                                                       -----------         -----------
    Total liabilities .........................................            439,223             430,890

Stockholders' equity:
  Preferred Stock .............................................               --                  --
  GENZ Stock, $.01 par value ..................................                848                 842
  GZMO Stock, $.01 par value ..................................                137                 134
  GZSP Stock, $.01 par value ..................................                149                 148
  GZTR Stock, $.01 par value ..................................                287                 285
  Treasury Stock - at cost ....................................               (901)               (901)
  Additional paid-in capital - Genzyme General ................            475,324             469,776
  Additional paid-in capital - Genzyme Molecular Oncology .....             68,896              67,672
  Additional paid-in capital - Genzyme Surgical Products ......            546,347             542,343
  Additional paid-in capital - Genzyme Tissue Repair ..........            223,110             217,103
  Retained earnings ...........................................             89,020              57,202
  Accumulated other comprehensive income ......................             73,602               1,788
                                                                       -----------         -----------
Total stockholders' equity ....................................          1,476,819           1,356,392
                                                                       -----------         -----------
Total liabilities and stockholders' equity ....................        $ 1,916,042         $ 1,787,282
                                                                       ===========         ===========



         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ---------------------------------
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                    (UNAUDITED, AMOUNTS IN THOUSANDS)
  OPERATING ACTIVITIES:
  Net income ...............................................................        $  31,818         $  16,057
  Reconciliation of net income to net cash provided by operating activities:
         Depreciation and amortization .....................................           17,198            17,268
         Equity in loss of unconsolidated affiliates .......................            8,133            10,138
         Accrued interest/amortization of marketable securities ............           (1,430)           (2,489)
         Provision for bad debts and inventory .............................            4,340             3,505
         Technology license fee ............................................              250              --
         Gain on affiliate sale of stock ...................................          (20,270)             (606)
         Minority interest in net loss of subsidiary .......................             (856)             (866)
         Gain on sale of investments in equity securities ..................             --              (1,963)
         Deferred income tax expense (benefit) .............................            3,239              (662)
         Amortization of deferred rent .....................................              (37)              (37)
         Other .............................................................              321              (448)
            Increase (decrease) in cash from working capital:
              Accounts receivable ..........................................           (1,154)           (1,397)
              Inventories ..................................................           (4,795)           (1,566)
              Prepaid expenses and other assets ............................             (858)           (1,830)
              Accounts payable, accrued expenses, income
                 taxes payable and deferred revenue ........................            4,814             6,585
                                                                                    ---------         ---------
              Net cash provided by operating activities ....................           42,429            41,689

  INVESTING ACTIVITIES:
      Purchases of investments .............................................         (195,902)         (196,387)
      Sales and maturities of investments ..................................          144,561           106,128
      Proceeds from sale of investments in equity securities ...............             --              11,090
      Acquisitions of property, plant and equipment ........................          (15,620)          (10,633)
      Investments in unconsolidated affiliates .............................           (6,032)          (11,676)
      Other ................................................................              848             3,245
                                                                                    ---------         ---------
              Net cash used in investing activities ........................          (72,145)          (98,233)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .................................           14,714            20,016
    Payments of debt .......................................................               (6)             (397)
    Bank overdraft .........................................................           (6,440)             --
    Other ..................................................................            4,962             1,546
                                                                                    ---------         ---------
            Net cash provided by financing activities ......................           13,230            21,165


Effect of exchange rate changes on cash ....................................           (1,476)           (2,642)
                                                                                    ---------         ---------
Decrease in cash and cash equivalents ......................................          (17,962)          (38,021)
Cash and cash equivalents at beginning of period ...........................          130,156           118,612
                                                                                    ---------         ---------
Cash and cash equivalents at end of period .................................        $ 112,194         $  80,591
                                                                                    =========         =========




         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                               GENZYME CORPORATION
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

     1.   BASIS OF PRESENTATION

               We prepared the unaudited, consolidated financial statements for Genzyme following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform with the 2000 presentation.

               These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

     2.   REGISTRATION STATEMENT

               In March 2000, we filed with the SEC a Prospectus pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of GZMO Stock (plus 450,000 shares issuable upon exercise of the underwriters' over-allotment option). The proceeds of the offering were to be used by Genzyme Molecular Oncology to fund research, pre-clinical and clinical development programs, to repay existing indebtedness, and for working capital and general corporate purposes.

               In April 2000, in light of recent market volatility and current market condition, we withdrew the offering of shares of GZMO Stock contemplated by the Prospectus.

     3.   INVENTORIES

                                                   MARCH 31, 2000        DECEMBER 31, 1999
                                                   --------------        -----------------
                                                            (Amounts in thousands)
Raw materials .............................          $ 38,197                 $ 39,958
Work-in-process ...........................            56,555                   44,559
Finished products .........................            23,239                   32,752
                                                     --------                 --------
  Total ...................................          $117,991                 $117,269
                                                     ========                 ========

4.   PURCHASE OF IN-PROCESS TECHNOLOGY

          In March 2000, we recorded a charge of $19.5 million to in-process research and development representing the initial amounts payable to Synpac (North Carolina) Inc. under a license granted by Synpac to Genzyme to develop and commercialize an enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line.

          In connection with this license, Genzyme General will pay Synpac certain amounts upon the achievement of certain development and commercialization milestones. Genzyme General will also pay Synpac royalties for a specified period of time based on certain percentages of sales.

          In April 2000, Genzyme and Pharming Group N.V. signed a letter agreement to share in the development and the funding for the commercialization of an enzyme replacement therapy for Pompe disease licensed by Genzyme from Synpac in March 2000. Upon execution of the definitive agreement, Pharming will issue a convertible note payable to Genzyme General for an aggregate principal amount of $10.0 million, representing Pharming's share of the payments previously paid to Synpac by Genzyme.

5.   GAIN ON AFFILIATE SALE OF STOCK

          We recognized a gain of $20.3 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999 due to the issuance by Genzyme Transgenics Corporation of additional shares of Genzyme Transgenics common stock.

                                    GENZYME CORPORATION
                   NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


6.   NET INCOME (LOSS) PER SHARE

     GENZYME GENERAL:

          The following table sets forth the computation of basic and diluted earnings per share of GENZ Stock:

                                                                                      Three Months Ended
                                                                                         March 31,
                                                                                -------------------------
                                                                                2000                 1999
                                                                                ----                 ----
                                                                                 (Amounts in thousands,
                                                                                except per share amounts)

Net income - basic ......................................................    $51,637                  $43,226
  Effect of dilutive securities (net of tax):
    GENZ Notes:
      Interest expense ..................................................      2,163                    2,046
      Amortization of purchasers' discount and
           offering costs (1) ...........................................        154                      146
   GENZ Debentures:
      Interest expense ..................................................        175                      165
      Amortization of debt offering costs (2) ...........................         30                       28
                                                                             -------                  -------
Net income - diluted ....................................................    $54,159                  $45,611
                                                                             =======                  =======


Shares used in net income per common share - basic ......................     84,502                   81,958
  Effect of dilutive securities:
      Employee and director stock options ...............................      3,281                    3,642
      Warrants ..........................................................       --                         32
      GENZ Notes (3) ....................................................      6,313                    6,313
      GENZ Debentures (3) ...............................................        630                      646
                                                                             -------                  -------
Shares used in net income per common share-diluted (4) ..................     94,726                   92,591
                                                                             =======                  =======
Net income per common share - basic .....................................    $  0.61                  $  0.53
                                                                             =======                  =======
Net income per common share - diluted (4) ...............................    $  0.57                  $  0.49
                                                                             =======                  =======

----------

(1) The purchasers' discount and offering costs of approximately $7.0 million are being amortized over the term of the GENZ Notes, which mature in June 2005.

(2) The offering costs of approximately $0.9 million are being amortized over the term of the GENZ Debentures, which mature in August 2003.

(3) The GENZ Notes were issued in May 1998 and the GENZ Debentures were issued in August 1998.

(4) Certain securities were not included in the computation of Genzyme General's diluted earnings per share for the three months ended March 31, 2000 and 1999 because each such security had an exercise price greater than the average market price of GENZ Stock during each respective period. Such securities include:

                               GENZYME CORPORATION
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


6.   NET INCOME (LOSS) PER SHARE (CONTINUED)

     GENZYME GENERAL (CONTINUED):


                                                                  Three Months Ended
                                                                        March 31,
                                                                ----------------------
                                                                  2000          1999
                                                                (Amounts in thousands)

Shares of GENZ Stock issuable for options ................        2,965        1,381
Shares of GENZ Stock issuable for warrants (1) ...........           --           80
                                                                  -----        -----
Total shares with exercise prices greater than the average
    market price of GENZ Stock during the period .........        2,965        1,461
                                                                  =====        =====

----------------
(1) In 1997, we sold three warrants to CMDF to purchase a total of 120,000 shares of GENZ Stock for an aggregate purchase price of $1.0 million (Canadian). Two of the warrants, which entitled CMDF to purchase a total of 80,000 shares of GENZ Stock were exercisable in the three months ended March 31, 1999. All of these warrants were cancelled in August 1999 when the Canadian Medical Discoveries Fund exercised its right to require us to repurchase the fund's interest in StressGen/Genzyme LLC.



     GENZYME MOLECULAR ONCOLOGY:

          For both periods presented, basic and diluted net loss per share of GZMO common share are the same. We did not include the securities described in the following table in the computation of Genzyme Molecular Oncology's diluted loss per share for each period because these securities would have an anti-dilutive effect due to Genzyme Molecular Oncology's net loss per share:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2000            1999
                                                           (Amounts in thousands)

Shares of GZMO Stock issuable for options ..........          673        1,604
Warrants to purchase GZMO Stock ....................           10           10
Shares of GZMO Stock issuable upon conversion of the
     GENZ Notes ....................................          682          682
GZMO designated shares .............................        1,006          728
                                                            -----        -----
Total shares excluded from the diluted loss per GZMO
     share calculation .............................        2,371        3,024
                                                            =====        =====


                               GENZYME CORPORATION
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

6.   NET INCOME (LOSS) PER SHARE (CONTINUED)

          GENZYME SURGICAL PRODUCTS:

           We disclose pro forma net loss per share for Genzyme Surgical Products for the three months ended March 31, 1999 because GZSP Stock was not outstanding for this period.

           For both periods presented, basic and diluted net loss per share of GZSP common share are the same. We did not include the securities described in the following table in the computation of Genzyme Surgical Products' diluted loss per share for each period because these securities would have an anti-dilutive effect due to Genzyme Surgical Products' net loss per share:

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                            2000        1999
                                                            ----        ----
                                                          (Amounts in thousands)
Shares of GZSP Stock issuable for options ..........          554        --
Shares of GZSP Stock issuable upon conversion of the
     GENZ Notes ....................................        1,130        --
GZSP designated shares (1) .........................           35        --
                                                            -----     -----

Total shares excluded from the diluted loss per GZSP
     share calculation .............................        1,719        --
                                                            =====     =====

----------
(1) GZSP designated shares are shares of GZSP Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Surgical Products.

           GENZYME TISSUE REPAIR:

           For both periods presented, basic and diluted net loss per share of GZTR common share are the same. We did not include the securities described in the following table in the computation of Genzyme Tissue Repair's diluted loss per share for each period because these securities would have an anti-dilutive effect due to Genzyme Tissue Repair's net loss per share:


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                             2000          1999
                                                             ----          ----
                                                           (Amounts in thousands)
Shares of GZTR Stock issuable for options ..........         2,485         3,875
Shares of GZTR Stock issuable upon conversion of the
     5% convertible subordinated note (1) ..........          --           6,458
GZTR designated shares .............................         2,977         2,310
                                                             -----         -----
Total shares excluded from the diluted loss per GZTR
     Share calculation .............................         5,462        12,643
                                                            ======        ======

--------------
(1) The conversion of Genzyme Tissue Repair's 5% convertible subordinated note was completed in the fourth quarter of 1999.

                               GENZYME CORPORATION
             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


7.   SEGMENT REPORTING

          We present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS 131, we have five reportable segments:

     - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme-Registered Trademark- enzyme.

     - Diagnostic Products, which provides diagnostic products to niche markets with a focus on IN VITRO diagnostics.

     - Genzyme Molecular Oncology, which is developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

     - Genzyme Surgical Products, which develops, manufactures and markets surgical products for cardiovascular surgery and general surgery.

     - Genzyme Tissue Repair, which develops and markets biological products for orthopedic injuries such as cartilage repair and severe burns.

          Information concerning the operations of these reportable segments is as follows:

                                            Three Months Ended
                                                March 31,
                                          ----------------------
                                          2000            1999
                                          ----            ----
                                          (Amounts in thousands)
REVENUES:
    Genzyme General:
       Therapeutics ..........        $ 133,802         $ 115,041
       Diagnostic Products ...           15,238            14,692
    Genzyme Molecular Oncology            2,555             1,613
    Genzyme Surgical Products            29,082            27,353
    Genzyme Tissue Repair ....            5,867             4,023
    Other ....................           21,422            20,457
    Eliminations/Adjustments..              164               565
                                      ---------         ---------
         Total ...............        $ 208,130         $ 183,744
                                      =========         =========

NET INCOME:
    Genzyme General:
       Therapeutics ..........        $  29,263         $  33,871
       Diagnostic Products ...              715             1,129
    Genzyme Molecular Oncology           (5,057)           (7,060)
    Genzyme Surgical Products           (10,043)          (10,745)
    Genzyme Tissue Repair ....           (4,971)           (9,616)
    Other ....................             (171)           (2,038)
    Eliminations/Adjustments .           22,082            10,516
                                      ---------         ---------

        Total ................        $  31,818         $  16,057
                                      =========         =========


There has been no material change in segment assets since December 31, 1999.

                               GENZYME CORPORATION
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS



8.   ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

          In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock to reflect its value and track its performance. We refer to this stock as "GZBX Stock." In connection with the merger, the assets of Genzyme Surgical Products and Genzyme Tissue Repair will become part of Genzyme Biosurgery. In addition, GZSP Stock and GZTR Stock will be exchanged for GZBX Stock. We will account for the acquisition of Biomatrix as a purchase.

         Biomatrix stockholders will have the option of receiving $37.00 in cash or one share of GZBX Stock for each share of Biomatrix common stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

         Holders of GZSP Stock will receive 0.6060 share of GZBX Stock for each share of GZSP Stock they hold and holders of GZTR Stock will receive
     0.3352 share of GZBX Stock for each share of GZTR Stock they hold.

         For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 filed with the SEC on April 18, 2000, as it may be amended.

9.   SUBSEQUENT EVENT

          In April 2000, Focal Inc. exercised its First Option under the Genzyme/Focal Stock Purchase Agreement. Under the terms of this agreement, Genzyme Surgical Products was required to purchase $5.0 million worth of Focal common stock, or 614,250 shares at a price of $8.14 per share. We are committed, at Focal's option, to make future equity investments of up to $10.0 million subject to certain conditions.

          In April, 2000, Genzyme General received net proceeds of approximately $5.1 million in connection with a settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase at a fill facility by a contractor to Genzyme General.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     This discussion contains forward-looking statements. These forward-looking statements represent the expectations of our management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to numerous reasons, including the risks and uncertainties described in Exhibit 99.2, "Factors Affecting Future Operating Results," to our 1999 Form 10-K. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

     We are a biotechnology company that develops innovative products and services for significant unmet medical needs. We have four operating divisions:

     - Genzyme General, which develops and markets therapeutic products, with an expanding focus on products to treat patients suffering from lysosomal storage disorders and other specialty therapeutics; diagnostic products, with a focus on IN VITRO diagnostics; and other products and services, such as genetic testing services and lipids and peptides for drug delivery.

     - Genzyme Molecular Oncology, which is developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors;

     - Genzyme Surgical Products, which develops, manufactures and markets surgical products for cardiovascular surgery and general surgery; and

     - Genzyme Tissue Repair, which develops and markets biological products for orthopedic injuries, such as cartilage damage and severe burns.

     For purposes of financial presentation, we allocate all of our programs, products, assets and liabilities to our divisions. We provide separate financial statements for each of our divisions as well as consolidated financial statements that include the consolidated results of each of our divisions and our corporate operations taken as a whole. Holders of GENZ Stock, GZMO Stock, GZSP Stock and GZTR Stock are common stockholders of Genzyme Corporation and have no specific rights to the assets to which each stock relates. Genzyme Corporation continues to hold title to all of the assets and is responsible for all of the liabilities allocated to each of our divisions.

     This report contains five sets of financial statements: one that presents our results on a consolidated basis and one for each of our four operating divisions. The discussion that follows is a summary of the factors our management believes are necessary for an understanding of each of the five sets of financial statements.

     In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division that will be called Genzyme Biosurgery, and the assets of Genzyme Surgical Products and Genzyme Tissue Repair will become part of that new division. See "Liquidity and Capital Resources" and "Subsequent Events" below.

A.   RESULTS OF OPERATIONS

                                                GENZYME CORPORATION

     The components of Genzyme's consolidated statements of operations are described in the following table:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,                    INCREASE/
                                                            --------------------               (DECREASE)
                                                            2000             1999               % CHANGE
                                                            ----             ----               --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total revenues .................................        $ 208,130         $ 183,744                 13%
Cost of products and services sold .............           60,110            55,906                  8%
Selling, general and administrative ............           61,551            58,945                  4%
Research and development (including research
     and development related to contracts) .....           36,199            32,834                 10%
Amortization of intangibles ....................            6,098             6,207                 (2)%
Charge for purchase of in-process research and
     development................................           19,500              --                   N/A
                                                         --------          --------
Total operating costs and expenses .............          183,458           153,892                 19%
                                                         --------          --------
Operating income ...............................           24,672            29,852                (17)%
Other income (expenses), net ...................           19,000            (3,962)               580%
                                                         --------          --------
Income before income taxes .....................           43,672            25,890                 69%
Provision for income taxes .....................          (11,854)           (9,833)                21%
                                                         --------          --------
Net income .....................................        $  31,818         $  16,057                 98%
                                                         ========         =========



REVENUES

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,                    INCREASE/
                                                            --------------------               (DECREASE)
                                                            2000             1999               % CHANGE
                                                            ----             ----               --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Product revenue...............................          $184,421          $ 163,702                 13%
Service revenue................................           20,966             18,730                 12%
                                                         --------          --------
     Total product and service revenue.........          205,387            182,432                 13%

Research and development revenue..............             2,743              1,312                109%
                                                         --------          --------
          Total revenues......................       $   208,130          $ 183,744                13%
                                                         ========         =========


PRODUCT REVENUE:

     We derive product revenue from sales by Genzyme General of therapeutic and diagnostic products and sales by Genzyme Surgical Products of cardiovascular and general surgery products. Our increase in product revenue during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is largely due to increased sales of Cerezyme-Registered Trademark- enzyme, which is a therapy for the treatment of Gaucher disease. The increase In sales of Cerezyme-Registered Trademark- enzyme is attributable to our identification of new Gaucher disease patients throughout the world and strong international sales. We also sell Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, but we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark-enzyme. We have provided information regarding the growth in sales of our Gaucher disease therapies during the periods in the following table:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,                    INCREASE/
                                                            --------------------               (DECREASE)
                                                            2000             1999               % CHANGE
                                                            ----             ----               --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Sales of Cerezyme-Registered Trademark-enzyme
     and Ceredase-Registered Trademark-enzyme.......    $128,605          $ 113,754                 13%
% of total product revenue....................               70%                69%



     Our results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. We are aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future.

SERVICE REVENUE:

     We derive service revenue from four principal sources:

-    genetic testing services performed by Genzyme General;

- genomics services using Genzyme Molecular Oncology's SAGE-TM- gene expression technology;

- Genzyme Tissue Repair's Carticel-Registered Trademark- chondrocytes for the treatment of cartilage damage; and

- Genzyme Tissue Repair's Epicel-TM- skin grafts for the treatment of severe burns.


Our service revenue increased during the three months ended March 31, 2000 as compared to the same period in 1999 as a result of increased sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts, as well as increased revenue from genetic testing. The increase in genetic testing service revenue during the period is a result of growth in sales of our DNA and cancer testing services. These increases in service revenues were partially offset by a decrease in genomics service revenue as a result of lower sales volume.

RESEARCH AND DEVELOPMENT REVENUE:

     Our research and development revenue increased during the three months ended March 31, 2000 as compared to the same period of 1999 due to an increase in licensing revenue. Genzyme Molecular Oncology recognized licensing revenue in the first three months of 2000 as a result of a $2.0 million development milestone payment received related to the advancement by Schering-Plough Corporation of the p53 tumor suppressor gene in ovarian cancer clinical trials.

     The increase in research and development revenue was partially offset by a decrease in revenue related to StressGen/Genzyme LLC, our joint venture with StressGen Biotechnologies Corporation and the Canadian Medical Discoveries Fund, Inc. to develop stress gene therapies for the treatment of cancer. This joint venture was dissolved at the end of 1999. The research and development revenues for the three months ended March 31, 1999 included work performed by Genzyme Molecular Oncology on behalf of the joint venture for which there was no comparable amount in the same period of 2000.

INTERNATIONAL PRODUCT AND SERVICE REVENUE:

         A substantial portion of Genzyme's revenue was generated outside of the United States, as described in the following table. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme.


                                                             THREE MONTHS ENDED
                                                                   MARCH 31,              INCREASE/
                                                            --------------------          (DECREASE)
                                                            2000             1999         % CHANGE
                                                            ----             ----         --------
                                                    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and
     service revenue..........................           $86,777        $72,336               20%
% of total product and service revenue........               42%            40%


MARGINS

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,               INCREASE/
                                                            --------------------          (DECREASE)
                                                            2000             1999          % CHANGE
                                                            ----             ----          --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Product margin................................          $136,162         $ 119,884         14%
% of product revenue..........................               74%               73%

Service margin................................             9,115             6,642         39%
% of service revenue..........................               43%               35%

Total gross margin............................         $ 145,277         $ 126,526         15%
% of total product and service revenue........               71%               69%



     We provide a broad range of healthcare products and services. As a result, our gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark-enzyme, result in higher margins than diagnostic products.

     Our service margin increased during the period. This increase is attributable to:

     -    an increase in sales of DNA and cancer testing services;

     - increased sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts; and

     - a reduction in labor, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts.

     These increases to service margins were partially offset, however, by reduced margins from our genomics services business due to lower sales volume.

OPERATING EXPENSES

     The increase in selling, general and administrative expenses for the three months ended March 31, 2000 is related to:

     - increased staffing to support the growth in several of Genzyme General's product lines;

     - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen -Registered Trademark- hormone; and

     - increased expenditures for marketing Genzyme Surgical Products' cardiovascular products, primarily the minimally invasive cardiac surgery instrument line.

     The increases in selling, general and administrative expenses were partially offset by a reduction of legal costs by Genzyme Molecular Oncology associated with the prosecution and maintenance of its intellectual property portfolio and a decrease in its license issue fees.

     The increase in research and development expense for the three months ended March 31, 2000 as compared to the same period of 1999 is primarily a result of:

     - increased costs in connection with the operations of ATIII LLC, our joint venture with Genzyme Transgenics Corporation for the development and commercialization of transgenic recombinant human antithrombin III;

     - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

     -    increased spending in our cell and gene therapy programs; and

     - increased spending on the development programs for our surgical instruments and devices.

     In March 2000, we recorded a charge of $19.5 million to in-process research and development representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize an enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line.


OTHER INCOME AND EXPENSES

                                                THREE MONTHS ENDED
                                                     MARCH 31,                 INCREASE/
                                              --------------------            (DECREASE)
                                              2000             1999            % CHANGE
                                              ----             ----            --------
                                      (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Equity in net loss of unconsolidated
     affiliates ....................        $ (8,133)        $(10,092)             (19)%
Gain on affiliate sale of stock ....          20,270              606            3,245%
Gain on sale of investments in
     equity securities .............            --              1,963              N/A
Minority interest ..................             856              866               (1)%
Gain on sale of assets .............              31             --                N/A
Other ..............................             (29)            --                N/A
Investment income ..................           9,944            8,193               21%
Interest expense ...................          (3,939)          (5,498)             (28)%
                                            ---------        ---------

Total other income (expenses), net .       $ 19,000         $ (3,962)             580%
                                            =========        =========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES


     We currently own approximately 30% of the common stock of Genzyme Transgenics and record our portion of its results in net loss of unconsolidated affiliates. We also record the results of the following joint ventures in net loss of unconsolidated affiliates:


JOINT VENTURE             PARTNER                EFFECTIVE DATE       PRODUCT/INDICATION                  GENZYME DIVISION
-------------             -------                --------------       ------------------                  ----------------

RenaGel LLC       GelTex Pharmaceuticals, Inc.      June 1997          Renagel-Registered Trademark-      Genzyme General
                                                                       capsules for the reduction
                                                                       of serum phosphorus in
                                                                       patients with end-stage
                                                                       renal disease

BioMarin/          BioMarin Pharmaceutical Inc.      September 1998     Aldurazyme-TM-enzyme for          Genzyme General
Genzyme LLC                                                             the treatment of
                                                                        mucopolysaccharidosis-I
Pharming/
Genzyme LLC        Pharming Group, N.V.              October 1998       Transgenic human
                                                                        alpha-glucosidase                 Genzyme General
                                                                        for the treatment of
                                                                        Pompe disease
Diacrin/Genzyme LLC      Diacrin, Inc.               October 1996       Products using porcine            Genzyme Tissue Repair
                                                                        fetal cells for the               (until May 1999);
                                                                        treatment of Parkinson's          Genzyme General (after
                                                                        and Huntington's diseases         May 1999)

     Our equity in net loss of unconsolidated affiliates decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as a result of;

     -    decreased losses from Genzyme Transgenics and RenaGel LLC; and

     -    the dissolution of StressGen/Genzyme LLC.

     These decreases were partially offset by increased losses from our joint ventures with BioMarin and Pharming.

GAIN ON AFFILIATE SALE OF STOCK

     We recognized a gain of $20.3 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999 due to the issuance by Genzyme Transgenics of additional shares of Genzyme
Transgenics common stock.


MINORITY INTEREST

     We consolidate the results of ATIII LLC and record Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest decreased, notwithstanding increases in ATIII LLC's losses, because Genzyme Transgenics' portion of those losses decreased.


GAIN ON SALE OF INVESTMENTS IN EQUITY SECURITIES

     We recorded a gain of $2.0 million in January 1999 upon the sale of the shares of Techne Corporation common stock that we received when we sold our research products business to Techne. There were no such sales of stock during the three months ended March 31, 2000.


INVESTMENT INCOME

     Our investment income increased for the three months ended March 31, 2000 due primarily to higher average cash balances as compared to the three months ended March 31, 1999.

INTEREST EXPENSE

     Our interest expense decreased for the period as a result of our repayment in November 1999 of $82.0 million outstanding under our revolving credit facility from a syndicate of banks.

TAX PROVISION

                                                THREE MONTHS ENDED
                                                     MARCH 31,                 INCREASE/
                                              --------------------            (DECREASE)
                                              2000             1999            % CHANGE
                                              ----             ----            --------
                                      (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Provision for income taxes...............   $   11,854         $ 9,833            21%
Tax rate.................................          27%             38%


     Our tax rates vary from the U.S. statutory tax rate as a result of our:

     -    provision for state income taxes;

     -    use of a foreign sales corporation;

     -    nondeductible amortization of intangibles;

     -    use of tax credits; and

     -    share of losses of unconsolidated affiliates.


     In the three months ended March 31, 2000, we released one of our valuation allowances which reduced our tax provision by approximately $3.4 million and reduced our tax rate by 7.8%.

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

         The components of Genzyme General's combined statements of operations are described in the following table:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,                 INCREASE/
                                                            --------------------            (DECREASE)
                                                           2000             1999            % CHANGE
                                                           ----             ----            --------
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Total revenues .................................        $ 170,626         $ 150,766                 13%
Cost of products and services sold .............           41,048            36,722                 12%
Selling, general and administrative ............           38,222            35,725                  7%
Research and development (including research and
development related to contracts) ..............           23,243            21,065                 10%
Amortization of intangibles ....................            1,968             2,086                 (6)%
Charge for purchase of in-process research
   and development .............................           19,500              --                   N/A
                                                        ---------         ---------
Total operating costs and expenses .............          123,981            95,598                 30%
                                                        ---------         ---------
Operating income ...............................           46,645            55,168                (15)%
Other income (expenses), net ...................           17,508            (1,447)             1,310%
                                                        ---------         ---------
Income before income taxes .....................           64,153            53,721                 19%
Provision for income taxes .....................          (18,844)          (20,216)                (7)%
                                                        ---------         ---------
Net income .....................................           45,309            33,505                 35%
Allocated tax benefits .........................            6,328             9,721                (35)%
                                                        ---------         ---------
Net income attributable to GENZ Stock ..........        $  51,637         $  43,226                 19%
                                                        =========         =========



REVENUES

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,                 INCREASE/
                                                            --------------------            (DECREASE)
                                                           2000             1999            % CHANGE
                                                           ----             ----            --------
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Product revenue ................................        $155,339        $136,349              14%
Service revenue ................................          15,120          13,892               9%
                                                        --------        --------
     Total product and service revenue..........         170,459         150,241              13%

Research and development revenue ...............             167             525             (68)%
                                                        --------        --------

          Total revenues .......................        $170,626        $150,766              13%
                                                        ========        ========


         The following table sets forth Genzyme General's product and service revenue on a segment basis:


                                      THREE MONTHS ENDED    INCREASE/
                                          MARCH 31,        (DECREASE)
                                        2000      1999      % CHANGE
                                      --------   --------   --------
                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Therapeutics .....................   $137,842   $117,915         17%
Diagnostics:
     Product revenue .............     15,268     14,694          4%
     Service revenue .............     15,120     13,892          9%
                                      --------   --------   --------
     Total Diagnostics ...........     30,388     28,586          6%
Other ............................      2,229      3,740        (40)%
                                      --------   --------   --------
Total product and service revenues   $170,459   $150,241         13%
                                      ========   ========   ========


THERAPEUTICS

         Genzyme General's increase in product revenue is largely due to increased sales of Cerezyme-Registered Trademark- enzyme, which is attributable to the identification of new Gaucher disease patients throughout the world and strong international sales. We have provided information regarding the growth in sales of Genzyme General's Gaucher disease therapies during the period in the following table:


                                                THREE MONTHS ENDED         INCREASE/
                                                      MARCH 31,           (DECREASE)
                                                  2000        1999        % CHANGE
                                                ---------   ---------     ----------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales of Cerezyme-Registered Trademark-enzyme
     and Ceredase-Registered Trademark-enzyme   $128,605    $113,754          13%
% of total product revenue ..................         83%         83%


         Genzyme General's results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme. A reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Genzyme General is aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future.

         Therapeutics revenue for each period also includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer.

DIAGNOSTICS

         Diagnostics revenues increased for the three months ended March 31, 2000 as compared to the same period of 1999, due primarily to increased sales of HDL and LDL cholesterol testing products, despite the sale of our bioreagent and ELISA product lines, in July 1999. Diagnostics' product revenue includes royalties on product sales by Techne Corporation's biotechnology group.

         Diagnostics' service revenue increased during the period as a result of growth in sales of our DNA and cancer testing services.

OTHER

         Other revenue for each period include sales of:

         -    lipids and peptides for drug delivery; and

         -    genetic testing services.

INTERNATIONAL PRODUCT AND SERVICE REVENUE

         A substantial portion of Genzyme General's revenue was generated outside of the United States, as described in the following table. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark-enzyme.




                                       THREE MONTHS ENDED        INCREASE/
                                             MARCH 31,           (DECREASE)
                                          2000       1999        % CHANGE
                                         -------    --------     ----------
                      (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and
     service revenue .................   $77,772    $63,456         23%
% of total product and service revenue        46%        42%


MARGINS




                                         THREE MONTHS ENDED         INCREASE/
                                              MARCH 31,            (DECREASE)
                                           2000        1999         % CHANGE
                                         --------    --------      ----------
                           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin .......................   $123,119    $108,382          14%
% of product revenue .................         79%         79%

Service margin .......................      6,292       5,137          22%
% of service revenue .................         42%         37%

Total gross margin ...................   $129,411    $113,519          14%
% of total product and service revenue         76%         76%


         Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark- enzyme, result in higher margins than diagnostic products.

         Our service margin increased during each period as a result of increases in sales of DNA and cancer testing services.

OPERATING EXPENSES

         The increase in selling, general and administrative expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily related to:

          - increased staffing to support the growth in several of Genzyme General's product lines; and

          - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen -Registered Trademark- hormone.

         The increase in research and development expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is a result of:

          - increased costs in connection with the results of ATIII LLC, the joint venture with Genzyme Transgenics Corporation for the development and commercialization of transgenic recombinant human antithrombin III; and

          - increased spending on Genzyme General's program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

         In March 2000, Genzyme General recorded a charge of $19.5 million to in-process research and development representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize an enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line.

OTHER INCOME AND EXPENSES


                                         THREE MONTHS ENDED      INCREASE/
                                             MARCH 31,          (DECREASE)
                                          2000       1999        % CHANGE
                                        --------   --------     ----------
                          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated
     affiliates ....................   $ (8,133)   $ (7,756)          5%
Gain on affiliate sale of stock ....     20,270         606       3,245%
Gain on sale of investments in
     equity securities .............       --         1,963         N/A
Minority interest ..................        856         866          (1)%
Gain on sale of assets .............         35        --           N/A
Other ..............................        (56)       --           N/A
Investment income ..................      8,087       7,923           2%
Interest expense ...................     (3,551)     (5,049)        (30)%
                                        --------   --------     ----------
Total other income (expenses), net .   $ 17,508    $ (1,447)      1,310%
                                        ========   ========     ==========


EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

         Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with GelTex Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Pharming Group, N.V. and Diacrin, Inc. Genzyme General also records a portion of the results of Genzyme Transgenics in equity in net loss of unconsolidated affiliates.

         Genzyme General's equity in net loss of unconsolidated affiliates increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as a result of:

- the reallocation of our interest in our joint venture with Diacrin from Genzyme Tissue Repair to Genzyme General in May 1999;

- increased losses from our joint venture with BioMarin to develop and commercialize Aldurazyme-TM- enzyme for the treatment of mucopolysaccharidosis-I; and

- increased losses from our joint venture with Pharming to develop a therapy for Pompe disease.

         These increases were partially offset by decreased losses from Genzyme Transgenics and RenaGel LLC.


GAIN ON AFFILIATE SALE OF STOCK

         Genzyme General recognized a gain of $20.3 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999 due to the issuance by Genzyme Transgenics of additional shares of Genzyme Transgenics common stock.


MINORITY INTEREST

         Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest decreased, notwithstanding increases in ATIII LLC's losses, because Genzyme Transgenics' portion of those losses decreased.


GAIN ON SALE OF INVESTMENTS IN EQUITY SECURITIES

         Genzyme General recorded gains of $2.0 million in January 1999 upon the sale of the shares of Techne common stock that it received when it sold its research products business to Techne. There were no such sales of stock during the three months ended March 31, 2000.


INVESTMENT INCOME

         Genzyme General's investment income increased for the three months ended March 31, 2000 due primarily to higher average cash balances as compared to the three months ended March 31, 1999.


INTEREST EXPENSE

         Genzyme General's interest expense decreased for the three months ended March 31, 2000 as a result of our repayment in November 1999 of $82.0 million outstanding under our revolving credit facility, which had been allocated to Genzyme General.

TAX PROVISION AND ALLOCATED TAX BENEFITS




                                     THREE MONTHS ENDED         INCREASE/
                                         MARCH 31,             (DECREASE)
                                     2000        1999          % CHANGE
                                  ---------    ---------      -----------
                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Provision for income taxes ....   $ 18,844     $ 20,216           (7)%
Effective tax rate ............         29%          38%
Tax benefits allocated from:
     Genzyme Molecular Oncology      1,096        1,934          (43)%
     Genzyme Surgical Products       3,420        3,825          (11)%
     Genzyme Tissue Repair ....      1,812        3,962          (54)%
                                  ---------    ---------
Net allocated tax benefits ....      6,328        9,721          (35)%
                                  ---------    ---------
Net tax provision .............   $ 12,516     $ 10,495           19%
                                  =========    =========


         Genzyme General's tax rates vary from the U.S. statutory tax rate as a result of its:

-    provision for state income taxes;

-    use of a foreign sales corporation;

-    nondeductible amortization of intangibles;

-    use of tax credits; and

-    share of losses of unconsolidated affiliates.

In the three months ended March 31, 2000, we released one of our valuation allowances which reduced our tax provision by $3.4 million and reduced our tax rate by 5.3%.

                           GENZYME MOLECULAR ONCOLOGY

     The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:




                                           THREE MONTHS ENDED    INCREASE/
                                               MARCH 31,        (DECREASE)
                                            2000      1999       % CHANGE
                                           ------    -------    ----------
                               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues ........................   $ 2,555    $ 1,613         58%

Cost of revenues ......................        56        640        (91%)
Selling, general and administrative ...     1,190      1,619        (26%)
Research and development ..............     4,058      3,905          4%
Amortization of intangibles ...........     2,956      2,956          0%
                                          -------    -------
     Total operating costs and expenses     8,260      9,120         (9%)
                                          -------    -------
Operating loss ........................    (5,705)    (7,507)       (24%)
Other expenses, net ...................       (14)      (215)       (93%)
                                          -------    -------
Loss before income taxes ..............    (5,719)    (7,722)       (26%)
Tax benefit ...........................       662        662          0%
                                          -------    -------
Net loss attributable to GZMO Stock ...   $(5,057)   $(7,060)       (28%)
                                          =======    =======


REVENUES




                                   THREE MONTHS ENDED  INCREASE/
                                        MARCH 31,     (DECREASE)
                                    2000       1999    % CHANGE
                                   -------   -------  ----------
                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Service revenue ................   $ --      $  911     (100%)
Research and development revenue     --         298     (100%)
Royalty and licensing revenue ..    2,555       404      532%
                                   -------   -------
     Total revenues ............   $2,555    $1,613       58%
                                   =======   =======


     Service revenues decreased as a result of lower sales volumes for genomics services using Genzyme Molecular Oncology's SAGE-TM- gene expression technology.

     Our research and development revenue increased during the three months ended March 31, 2000 as compared to the same period of 1999 due to an increase in licensing revenue. Genzyme Molecular Oncology recognized licensing revenue in the first three months of 2000 as a result of a $2.0 million development milestone payment received related to the advancement by Schering-Plough Corporation of the p53 tumor suppressor gene in ovarian cancer clinical trials.

     Licensing revenue increased as a result of a $2.0 million development milestone payment received in the first quarter of 2000 under a license agreement with Schering-Plough Corporation. This milestone payment was related to the advancement by Schering-Plough of the p53 tumor suppressor gene in ovarian cancer clinical trials.

COST OF REVENUES

     Genzyme Molecular Oncology's cost of revenues includes:

     - services performed using the SAGE-TM- gene expression technology on behalf of third parties;

     -    royalties paid to third parties; and

     -    work performed on behalf of StressGen/Genzyme LLC.

     Cost of revenues decreased as a result of the dissolution of StressGen/Genzyme LLC and a planned reduction of genomics services provided by Genzyme Molecular Oncology.

OPERATING EXPENSES

     Genzyme Molecular Oncology's selling, general and administrative expenses decreased primarily as a result of reduced legal costs associated with the prosecution and maintenance of its intellectual property portfolio and a decrease in license issue fees.

     Genzyme Molecular Oncology's research and development expenses increased as a result of:

     - clinical trial costs for its melanoma and breast tumor vaccine product; and

     - an increase in the number of research personnel and related expenses required to support its immunotherapy and antiangiogenesis programs.

AMORTIZATION OF INTANGIBLES

     Genzyme Molecular Oncology's amortization of intangibles is attributable to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997.

     Genzyme Molecular Oncology's other expenses decreased as a result of the dissolution of StressGen/Genzyme LLC in December 1999. Genzyme Molecular Oncology no longer incurs expenses related to this joint venture because it was dissolved in 1999.

                            GENZYME SURGICAL PRODUCTS

     In June 1999, we created Genzyme Surgical Products. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. Genzyme Surgical Products consists primarily of:

- the products and assets we acquired upon the purchase of Deknatel Snowden Pencer, Inc. in 1996;

- the Sepra products (our line of products and product candidates designed to limit post-operative adhesions); and

- our research and development programs in biomaterials and gene and cell therapy for cardiovascular disease.

Genzyme General transferred $150.0 million in cash, cash equivalents, investments and certain other assets, to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. In exchange for this transfer, we issued approximately 14.8 million shares of GZSP Stock and distributed them as a dividend to holders of GENZ Stock. The following discussion reflects the results of operations of Genzyme Surgical Products as if it had existed as a separate division of Genzyme for all periods presented.

     The components of Genzyme Surgical Products' combined statements of operations are described in the following table:


                                          THREE MONTHS ENDED
                                                MARCH 31,      INCREASE/(DECREASE)
                                            2000        1999       % CHANGE
                                          ------------------- -------------------
                              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues ........................   $ 29,082    $ 27,353            6%

Cost of products sold .................     16,039      15,844            1%
Selling, general and administrative ...     16,400      15,287            7%
Research and development ..............      6,971       5,602           24%
Amortization of intangibles ...........      1,426       1,417            1%
                                          --------    --------
     Total operating costs and expenses     40,836      38,150            7%
                                          --------    --------
Operating loss ........................    (11,754)    (10,797)           9%
Other income (expense), net ...........      1,711          52        3,190%
                                          --------    --------
Net loss attributable to GZSP Stock ...   $(10,043)   $(10,745)          (7%)
                                          ========    ========


REVENUES


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------        INCREASE/(DECREASE)
                                                  2000      1999            % CHANGE
                                                 -------   ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Cardiovascular surgery products...             $19,650       $19,388            1%

General surgery products .........               6,989         5,897           19%



Other products ................       2,443     2,068        18%
                                    -------   --------
     Total revenues ...........     $29,082   $27,353         6%
                                    =======   ========


     Cardiovascular surgery products include chest drainage and fluid management systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. The increase in cardiovascular surgery product revenues is due to increased sales of instruments for minimally invasive cardiac surgery. This increase was partially offset by a decrease in sales of fluid management systems and surgical closures as a result of seasonal fluctuations for these products.

     The increase in general surgery product revenues is primarily due to the increase in sales of Sepra Film-Registered Trademark- bioresorbable membrane. Product sales of Sepra Film-Registered Trademark- bioresorbable membrane for the three months ended March 31, 2000 were $3.9 million compared to $2.9 million during the same period in 1999. An increase in general surgery instrument sales also contributed to the overall increase in general surgery product revenue.

     Other surgery product revenues consist of sales of Genzyme Surgical Products' Snowden-Pencer-Registered Trademark- line of instruments for plastic surgery and products sold to original equipment manufacturers, including sutures. The increase in other surgery product revenues for the first three months of 2000 as compared to the same period of 1999 is primarily due to increased sales of plastic surgery instruments.

     International revenue as a percentage of total sales for the three months ended March 31, 2000 was 29% as compared to 30% in the same period of 1999.

MARGINS


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------        INCREASE/(DECREASE)
                                                  2000      1999            % CHANGE
                                                 -------   ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Gross margins .........................        $13,043       $11,509           13%

     % of total revenues ..............             45%           42%


     Genzyme Surgical Products sells a broad range of products. As a result, Genzyme Surgical Products' gross margins may vary significantly depending on the particular market conditions of each product line.

     Gross margins increased in the first quarter of 2000 when compared to the same period of 1999 due to increased sales of higher margin products, such as devices for minimally invasive cardiac surgery.

OPERATING EXPENSES

     Genzyme Surgical Products' selling, general and administrative expenses increased in the first three months of 2000 as a result of increased spending in marketing of the cardiovascular products, primarily the minimally invasive cardiac surgery instrument line.

     Genzyme Surgical Products' research and development expenses for the three months ended March 31, 2000 increased when compared to the same period in 1999 as a result of increased spending in Genzyme Surgical Products' cell and gene therapy programs as well as increased research and development spending for surgical instruments and devices.

OTHER INCOME AND EXPENSES


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------        INCREASE/(DECREASE)
                                                  2000      1999            % CHANGE
                                                 -------   ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Loss on sale of assets.....                    $    (4)         $  --              N/A

Other .....................                         32             46             (30%)
Investment income .........                      1,682              7
Interest expense ..........                          1             (1)            200%
                                               -------          -----
     Total other income                        $ 1,711          $  52           3,190%
                                               =======          =====



     The increase in other income and expenses is primarily due to an increase in investment income. Investment income increased because Genzyme Surgical Products had a higher average cash balance during the three months ended March 31, 2000 as a result of the allocation in June 1999 of $150.0 million in cash from Genzyme General to Genzyme Surgical Products.

                              GENZYME TISSUE REPAIR

     The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------        INCREASE/(DECREASE)
                                                  2000      1999            % CHANGE
                                                 -------   ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Total revenues ......................        $  5,867         $  4,023               46%

Cost of services sold ...............           3,023            2,998                1%
Selling, general and administrative..           5,739            6,314               (9)%
Research and development ............           1,871            1,968               (5)%
                                             --------         --------
   Total operating costs and expenses          10,633           11,280               (6)%

Operating loss ......................          (4,766)          (7,257)             (34)%
Other income (expenses), net ........            (205)          (2,359)             (91)%
                                             --------         --------

Net loss attributable to GZTR stock..        $ (4,971)        $ (9,616)             (48)%
                                             ========         ========

REVENUES



                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------        INCREASE/(DECREASE)
                                                  2000      1999            % CHANGE
                                                 -------   ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Carticel-Registered Trademark-chondrocytes        $4,532        $2,942            54%
Epicel-TM-skin grafts ....................         1,314           996            32%
Other ....................................            21            85           (75)%
                                                  ------        ------
             Total revenues ..............        $5,867        $4,023            46%
                                                  ======        ======


       Genzyme Tissue Repair's service revenue increased during the three months ended March 31, 2000 as compared to the same period of 1999 as a result of increases in sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM-skin grafts.

       The increase in sales of Carticel-Registered Trademark- chondrocytes during the period is a result of continued increases in the numbers of patients treated and surgeons trained as well as an increase in the number of insurance reimbursement approvals. Revenue from Epicel-TM- skin grafts varies widely from quarter to quarter depending on the number of patients requiring severe burn care.


GROSS MARGIN


                                                             THREE MONTHS ENDED
                                                                MARCH 31,
                                                             -----------------        INCREASE/(DECREASE)
                                                               2000      1999            % CHANGE
                                                              -------   ------       -------------------
                                                           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total gross margin...................................           $2,844      $1,025            177%
% of total revenue...................................              48%         25%


Genzyme Tissue Repair's gross margins improved in both periods as a result of:

     - increased sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts;

     - a reduction in labor, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts; and

     -    continued expense controls.


OPERATING EXPENSES

       Genzyme Tissue Repair's selling, general and administrative expenses decreased in the three months ended March 31, 2000 as compared to the same period of 1999 as a result of its efforts to streamline its operations. Its research and development expenses decreased in the period due to the termination of its TGF-beta and other research and development programs.

OTHER INCOME AND EXPENSES



                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------          INCREASE/(DECREASE)
                                                  2000        1999            % CHANGE
                                                 -------     ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of joint venture..         $  --          $(2,007)           (100)%
Other ...............................             (5)           --               N/A
Interest income .....................            102              93              10%
Interest expense ....................           (302)           (445)            (32)%
                                              ------         -------
   Total other income (expenses) ....         $ (205)        $(2,359)            (91)%
                                              ======         =======

       Equity in net loss of joint venture decreased during the period as a result of the reallocation of Genzyme's ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General in May 1999.

       Interest income increased in the three months ended March 31, 2000 as a result of higher average cash balances during the period.

       Interest expense decreased in the three months ended March 31, 2000 as a result of the completion of the conversion of Genzyme Tissue Repair's 5% convertible subordinated note in the fourth quarter of 1999.

B.  LIQUIDITY AND CAPITAL RESOURCES


                               GENZYME CORPORATION

     At March 31, 2000, we had cash, cash-equivalents, and short- and long-term investments of $686.6 million, an increase of $33.6 million from December 31, 1999.

     We generated $46.4 million in cash from our operations for the three months ended March 31, 2000.

     Our investing activities utilized $67.4 million in cash for the three months ended March 31, 2000. Investing activities used:

     -    $51.4 million for our net purchases of investments;

     -    $13.6 million to fund capital expenditures; and

     -    $6.0 million to fund our investments in joint ventures;


     During the three months ended March 31, 2000, we received $16.6 million in cash from exercises of stock options and the issuance of stock under our employee stock purchase plan.

     In November 1999, we refinanced our $225.0 million revolving credit facility with a $50.0 million revolving credit facility that matures in November 2000 and a $100.0 million revolving credit facility that matures in November 2002. At March 31, 2000, $23.0 million was outstanding in the credit facility that matures in November 2002.

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

     -    working capital; and

     -    strategic business initiatives.

     Our cash reserves will be further reduced to pay principal and interest on the following debt:

     - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into GENZ Stock; and

     - $250.0 million in principal under our 5 1/4% convertible subordinated notes due June 2005, which are convertible into GENZ Stock, GZMO and GZSP Stock.

     Our cash reserves will also be reduced if we exercise our option to purchase the limited partnership interests in Genzyme Development Partners, L.P. and use cash to pay all or a portion of the approximately $26.0 million advance payment to the limited partners. This option will be exercisable during the ninety day period beginning August 31, 2000.

     Genzyme Development Partners is a Delaware limited partnership that was formed in 1989 to develop, produce and derive income from the sale of Sepra products. Its general partner is a wholly-owned subsidiary of Genzyme.

     If we use cash to pay or redeem this debt, including the interest due on it, our cash reserves will be diminished.

       In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock to reflect its value and track its performance. We refer to this stock as "GZBX Stock." In connection with the merger, the assets of Genzyme Tissue Repair will become part of Genzyme Biosurgery. In addition, upon shareholder approval, GZSP Stock and GZTR Stock will be exchanged for GZBX Stock. We will account for the acquisition of Biomatrix as a purchase.

     Biomatrix stockholders will have the option of receiving $37.00 in cash or one share of GZBX Stock for each share of Biomatrix common stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shaes of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million. Holders of GZSP Stock will receive 0.6060 share of GZBX Stock for each share of GZSP Stock they hold and holders of GZTR Stock will receive 0.3352 share of GZBX Stock for each share of GZTR Stock they hold.

     For more information about the merger and the merger consideration, we encourage you to carefully read the Registration Statement on Form S-4 filed with the SEC on April 18, 2000, as it may be amended.

     The acquisition, which we expect to complete in the second quarter of 2000, is subject to:

     -    approval by Biomatrix's shareholders;

     - approval by our shareholders, including separate approval of the holders of GZSP Stock and GZTR Stock;

     -    clearance under federal antitrust laws; and

     -    other customary closing conditions.


     To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.


                                 GENZYME GENERAL

     At March 31, 2000, Genzyme General had cash, cash-equivalents, and short- and long-term investments of $560.6 million, an increase of $46.7 million from December 31, 1999.

     Genzyme General generated $64.2 million in cash from its operations for the three months ended March 31, 2000.

     Genzyme General's investing activities utilized $81.6 million in cash for the three months ended March 31, 2000. Investing activities used:

     -    $63.2 million for Genzyme General's net purchases of investments;

     -    $14.5 million to fund capital expenditures; and

     -    $6.0 million to fund Genzyme General's investments in joint ventures.


     During the three months ended March 31, 2000, Genzyme General received $12.7 million in cash from exercise of stock options and the issuance of stock under our employee stock purchase plan.

     In 1998, our board of directors made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology under an equity line of credit. Under the terms of this equity line, Genzyme Molecular Oncology may draw down funds as needed in exchange for GZMO designated shares. GZMO designated shares are shares of GZMO Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash from this equity line to meets its financing needs. We have included more information about this draw below under the heading "Subsequent Events - Genzyme Molecular Oncology Equity Line of Credit," which we incorporate into this discussion by reference. The amount remaining available for Genzyme Molecular Oncology to draw under the equity line is $15.0 million.

     In 1998, our board of directors also made $50.0 million of Genzyme General's cash available to Genzyme

Tissue Repair under an equity line of credit. Under the terms of this equity line, Genzyme Tissue Repair may draw down funds as needed each quarter in exchange for GZTR designated shares. In February 1999, Genzyme Tissue Repair made a $5.0 million draw under the line. In May 1999, the amount available under this equity line was reduced by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw on this equity line in exchange for 765,169 GZTR designated shares. As of March 31, 2000, $15.0 million of cash remained available to Genzyme Tissue Repair under this equity line.

     Genzyme General, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At March 31, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002.

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

     -    working capital; and

     -    strategic business initiatives.

     Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt:

     - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into GENZ Stock; and

     - $250.0 million in principal under our 5 1/4% convertible subordinated notes due June 2005, which are convertible into GENZ Stock.

     If Genzyme General uses cash to pay or redeem any of this debt, including the interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Molecular Oncology, Genzyme Surgical Products or Genzyme Tissue Repair affect our consolidated results of operations.

     To satisfy these and other commitments, Genzyme General may have to obtain additional financing. We cannot guarantee that Genzyme General will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.


                           GENZYME MOLECULAR ONCOLOGY

     At March 31, 2000, Genzyme Molecular Oncology had cash and cash equivalents of $1.5 million, a decrease of $2.0 million from December 31, 1999.

     During the first quarter of 2000, Genzyme Molecular Oncology used $3.3 million of cash for operations. Financing activities provided $1.2 million of cash proceeds from exercises of stock options and the issuance of stock under our employee stock purchase plan.

     In 1998, our board of directors made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology under an equity line of credit. Under the terms of this equity line, Genzyme Molecular Oncology may draw down funds as needed in exchange for GZMO designated shares. GZMO designated shares are shares of GZMO Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular

Oncology drew $15.0 million of cash from this equity line to meets its financing needs. We have included more information about this draw below under the heading "Subsequent Events - Genzyme Molecular Oncology Equity Line of Credit," which we incorporate into this discussion by reference. The amount remaining available for Genzyme Molecular Oncology to draw under the equity line is $15.0 million.

     In March 2000, we filed with the SEC a Prospectus pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of GZMO Stock (including 450,000 shares issuable upon exercise of the underwriters' over-allotment option). The proceeds of the offering were to be used by Genzyme Molecular Oncology to fund research, pre-clinical and clinical development programs, to repay existing indebtedness, and for working capital and general corporate purposes. In April 2000, in light of recent market volatility and current market conditions, we withdrew the offering of shares of GZMO Stock contemplated by the Prospectus.

     Genzyme Molecular Oncology, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At March 31, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002.

     We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through 2000.

     - the $15.0 million remaining on the equity line of credit from Genzyme General;

     -    our revolving credit facilities;

     -    revenues generated from the SAGE-TM- gene expression technology; and

     -    revenues from license agreements.

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

     Genzyme Molecular Oncology's cash needs may differ from those planned as a result of many factors, including the:

     -    results of research and development efforts and clinical testing;

     -    achievement of milestones under existing licensing arrangements;

     - ability to establish and maintain additional strategic alliances and licensing arrangements;

     -    enforcement of patent and other intellectual property rights;

     -    development of competitive products and services; and

     - ability to satisfy regulatory requirements of the FDA and other government authorities.

     Genzyme Molecular Oncology may require significant additional financing to continue operations. We cannot guarantee that Genzyme Molecular Oncology will be able to obtain any additional financing or find it on favorable terms. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Molecular Oncology may also have to give rights to third parties to attempt to commercialize technologies or products that it would otherwise commercialize itself.


                            GENZYME SURGICAL PRODUCTS

     At March 31, 2000, Genzyme Surgical Products had cash, cash equivalents, and short- and long-term investments of $116.0 million, a decrease of $10.1 million from December 31, 1999.

     Genzyme Surgical Products used $11.3 million in cash for operations in the first three months of 2000. This is primarily due to Genzyme Surgical Products' net loss of $10.0 million for the three months ended March 31, 2000.

     Genzyme Surgical Products' investing activities in the first three months of 2000 generated $11.9 million in cash from its investments, and used $0.9 million to fund capital expenditures.

     During the three months ended March 31, 2000, Genzyme Surgical Products received $0.9 million in cash from exercises of stock options and the issuance of stock under our employee stock purchase plan.

     In June 1999, Genzyme General transferred $150.0 million in cash, cash equivalents, investments and certain other assets to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. In exchange for this transfer, approximately 14.8 million shares of GZSP Stock were issued and distributed as a dividend to holders of GENZ Stock.

     In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock to reflect its value and track its performance. We refer to this stock as "GZBX Stock." In connection with the merger, the assets of Genzyme Surgical Products and Genzyme Tissue Repair will become part of Genzyme Biosurgery. In addition, upon shareholder approval, GZSP Stock and GZTR Stock will be exchanged for GZBX Stock. We will account for the acquisition of BioMatrix as a purchase. Biomatrix stockholders will have the option of receiving $37.00 in cash or one share of GZBX Stock for each share of Biomatrix common stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or approximately $245.0 million. Holders of GZSP Stock will receive 0.6060 share of GZBX Stock for each share of GZSP Stock they hold and holders of GZTR Stock will receive 0.3352 share of GZBX Stock for each share of GZTR Stock they hold. To the extent Genzyme Surgical Products uses cash to complete the acquisition, its cash reserves will be diminished. We expect to complete the acquisition in the second quarter of 2000.

     For more information about the merger and the merger consideration, we encourage you to carefully read the Registration Statement on Form S-4 filed with the SEC on April 18, 2000, as it may be amended.

     Genzyme Surgical Products, together with our other operating divisions, has access to our revolving credit facilities. At March 31, 2000 $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002.

     In April 2000, Focal Inc. exercised its First Option under the Genzyme/Focal Stock Purchase Agreement. Under the terms of this agreement, Genzyme Surgical Products was required to purchase $5.0 million worth of Focal common stock, or 614,250 shares at a price of $8.14 per share. We are committed, at Focal's option, to make future equity investments of up to $10.0 million subject to certain conditions.

     We anticipate that Genzyme Surgical Products' current cash resources, together with revenues generated from its products and distribution agreements, will be sufficient to fund its operations through 2001. However, its cash needs may differ from those planned because of many factors, including:

     -    the ability to become profitable;

     -    the results of research and development efforts;

     - the ability to establish strategic collaborations and licensing arrangements for research and development programs;

     -    the achievement of milestones under strategic collaborations;

     - the ability to establish and maintain additional distribution arrangements;

     -    the enforcement of patent and other intellectual property rights;

     -    market acceptance of novel approaches and therapies;

     -    the development of competitive products; and

     - the ability to satisfy regulatory requirements of the FDA and other government authorities.


     In addition, if Genzyme Surgical Products exercises its option to purchase the limited partnership interests in Genzyme Development Partners, L.P. and uses cash to pay all or a portion of the approximately $26.0 million advance payment to the limited partners, Genzyme Surgical Products' cash resources will be diminished. Genzyme Development Partners is a Delaware limited partnership that was formed in 1989 to develop, produce and derive income from the sale of Sepra products. Its general partner is a wholly-owned subsidiary of Genzyme.

     Genzyme Surgical Products may require significant additional financing to continue operations at anticipated levels. We cannot guarantee that it will be able to obtain any additional financing or find it on favorable terms. If Genzyme Surgical Products has insufficient funds or is unable to raise additional funds, it may have to delay, reduce or eliminate some of its programs. Genzyme Surgical Products may also have to give third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.


                              GENZYME TISSUE REPAIR

     At March 31, 2000, Genzyme Tissue Repair had cash and cash equivalents of $8.4 million, a decrease of $0.9 million from December 31, 1999.

     During the first quarter of 2000, Genzyme Tissue Repair used $7.1 million of cash for operations. This is primarily due to Genzyme Tissue Repair's net loss of $5.0 million during the period.

     Genzyme Tissue Repair used $0.1 million for investing activities in the three months ended March 31, 2000 primarily for the purchase of property, plant and equipment.

     Financing activities provided Genzyme Tissue Repair with $6.3 million of cash. This includes $5.0 million drawn by Genzyme Tissue Repair under its equity line from Genzyme General and $0.4 million of cash from the issuance of stock under employee stock plans.

     In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock to reflect its value and track its performance. We refer to this stock as "GZBX Stock." In connection with the merger, the assets of Genzyme Surgical Products and Genzyme Tissue Repair will become part of Genzyme Biosurgery. In addition, upon shareholder approval, GZSP Stock and GZTR Stock will be exchanged for GZBX Stock. We will account for the acquisition of BioMatrix as a purchase. We have included more information about the proposed acquisition of Biomatrix, Inc. and proposed formation of Genzyme Biosurgery as a new division of Genzyme above under the heading "Liquidity and Capital Resources
- Genzyme Surgical Products," which we incorporate into this discussion by reference.

     Genzyme Tissue Repair, together with our other operating divisions, has access to our revolving credit facilities. At March 31, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. At March 31, 2000, $18.0 million of funds outstanding under our revolving credit facility were allocated to Genzyme Tissue Repair.

     In 1998, our board of directors also made $50.0 million of Genzyme General's cash available to Genzyme Tissue Repair under an equity line of credit. Under the terms of this equity line, Genzyme Tissue Repair may draw down funds as needed each quarter in exchange for GZTR designated shares. GZTR designated shares are shares of GZTR Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In February 1999, Genzyme Tissue Repair made a $5.0 million draw under the line. In May 1999, the amount available under this equity line was reduced by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw on this equity line in exchange for 765,169 GZTR designated shares. As of March 31, 2000, $15.0 million of cash remained available to Genzyme Tissue Repair under this equity line.

     We anticipate that Genzyme Tissue Repair's current cash resources, together with the $15.0 million that remains available under the GZTR equity line from Genzyme General, will be sufficient to fund its operations through the end of 2000.

     Genzyme Tissue Repair's cash needs may differ from those planned as a result of various factors, including the:

     - ability to satisfy regulatory requirements of the FDA and other government agencies;

     -    results of research and development and clinical testing;

     -    enforcement of patent and other intellectual property rights; and

     -    development of competitive products and services.

     In addition, in 1999, Genzyme Tissue Repair received $25.0 million in cash from Genzyme General in connection with the transfer from, Genzyme Tissue Repair to Genzyme General of our interest in our joint venture with Diacrin, Inc. If the joint venture does not initiate a Phase III clinical trial of NeuroCell-TM--PD by June 30, 2000, Genzyme Tissue Repair will be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5%. If a Phase II clinical trial is initiated by June 30, 2000 but NeuroCell-PD-TM- does not receive final marketing approval from the FDA by June 30, 2004, Genzyme Tissue Repair will be required to pay Genzyme General $15.0 million plus accrued interest at an annual rate of 13.5%. Genzyme
Tissue Repair may repay these amounts in cash, GZTR designated shares, or combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to repay Genzyme General in cash, its cash reserves will be substantially diminished or depleted in their entirety. If Genzyme Tissue Repair elects to repay Genzyme General in GZTR designated shares, this would substantially dilute the rights of the holders of GZTR Stock and could significantly affect the market price of GZTR Stock.

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


                           EURO-THE EUROPEAN CURRENCY

     Since December 31, 1999, there have been no material changes related to our outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion, nor have there been any material changes in our competitive position as a result of the conversion. We incorporate our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Euro - the New European Currency" in Exhibit 13.5 to our 1999 Form 10-K by reference into this discussion.

                                    YEAR 2000

     There have been no material changes in our Year 2000 compliance program or our potential Year 2000 exposures since December 31, 1999. We incorporate our disclosure related to our Year 2000 compliance program and potential year 2000 exposures set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Year 2000" in Exhibit 13.5 to our 1999 Form 10-K by reference into this discussion.

                                   MARKET RISK

     There have been no material changes in our market risk since December 31, 1999. We incorporate our disclosure related to our market risk set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Market Risk" in Exhibit 13.5 to our l999 Form 10-K by reference into this discussion.

                         NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board Opinion No. 25" ("FIN-44"). FIN-44 will be effective on July 1, 2000, but certain conclusions in FIN-44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 will be effective beginning in fiscal year 2001.

     We are currently evaluating the guidance provided in FIN-44 and SAB 101.

We do not expect the application of either FIN-44 or SAB 101 to have a material effect on our financial statements.

                                SUBSEQUENT EVENTS

SETTLEMENT OF LAWSUIT

     In April, 2000, Genzyme General received net proceeds of approximately $5.1 million in connection with a settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase-R- at a fill facility operated by a contractor to Genzyme General.

GENZYME MOLECULAR ONCOLOGY EQUITY LINE OF CREDIT

     In April 2000, Genzyme Molecular Oncology drew $15.0 million of Genzyme General's cash under a $30.0 million equity line of credit set up in August 1998 in exchange for 676,254 designated shares of GZMO Stock. As required by our charter, the draw is priced at the average closing price of the GZMO Stock for the 20 trading days beginning on the thirtieth trading day before the draw. These funds will be used for Genzyme Molecular Oncology's operating needs.

ADDITIONAL INVESTMENT IN FOCAL, INC.

     In April 2000, Focal Inc. exercised its First Option under the Genzyme/Focal Stock Purchase Agreement. Under the terms of this agreement, Genzyme Surgical Products was required to purchase $5.0 million worth of Focal common stock, or 614,250 shares at a price of $8.14 per share. We are committed, at Focal's option, to make future equity investments of up to $10.0 million subject to certain conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

     We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 1999.

     We incorporate our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Market Risk" in Exhibit 13.5 to our 1999 Form 10-K by reference into this discussion.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          27   Financial Data Schedule for the three month period ended
               March 31, 2000 (for EDGAR filing purposes only). Filed herewith.

          (b)  Reports on Form 8-K

                    On March 23, 2000, we filed a Current Report on Form 8-K
               relating to board authorization of an amendment to our charter for the purpose of updating the terms of our tracking stock to include the types of rights and other terms contained in more recently introduced tracking stocks of other companies.

                    On March 15, 2000, we filed a Current Report on Form 8-K
               relating to the execution of an Agreement and Plan of Merger pursuant to which we will effect a business combination through the merger of Biomatrix, Inc. with and into a wholly-owned subsidiary of Genzyme.

                    On January 10, 2000, we filed a Current Report on Form 8-K relating to the conversion of Genzyme Tissue Repair's $13.0 million 5% convertible subordinated note.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENZYME CORPORATION

DATE: May 15, 2000                         By: /S/ MICHAEL S. WYZGA
                                              ---------------------------
                                               Michael S. Wyzga
                                               Senior Vice President Finance,
                                               Chief Financial Officer and
                                               Chief Accounting Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 2000

                                  EXHIBIT INDEX


          27   Financial Data Schedule for the three month period ended
               March 31, 2000 (for EDGAR filing purposes only). Filed herewith.