Form 10-K/A
period 1999-12-31
GENZYME CORP
filed 2000-06-28
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2000: $ 5,874,532,711
  Number of shares of the Registrant's GENZ Stock outstanding as of March 1, 2000: 84,710,732
  Number of shares of the Registrant's GZMO Stock outstanding as of March 1, 2000: 13,514,512
  Number of shares of the Registrant's GZSP Stock outstanding as of March 1, 2000: 14,854,067
  Number of shares of the Registrant's GZTR Stock outstanding as of March 1, 2000: 28,524,138

                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


    Portions of the Registrant's Annual Reports to Stockholders for its General Division, Molecular Oncology Division, Surgical Products Division and Tissue Repair Division for the fiscal year ended December 31, 1999 were incorporated by reference into Parts I and II of this Form 10-K and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 25, 2000 are incorporated by reference into Part III of this Form 10-K/A.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999 (as amended, hereinafter referred to as this "Annual Report on Form 10-K/A"). Item 14 is hereby amended as follows:



    - Exhibit 10.49, Agreement and Plan of Merger dated as of March 6, 2000 among Genzyme, Seagull Merger Corporation and BioMatrix, Inc. is incorporated by reference to Exhibit 99.1 to Genzyme's 8-K filed on March 15, 2000.



    - Exhibit 23.2, Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements of the Genzyme Retirement Savings Plan (the "Plan") is filed herewith.


    - Exhibit 99.3 to include information, financial statements and exhibits required by Form 11-K related to the Plan is filed herewith.


NOTE REGARDING REFERENCES TO GENZYME DIVISIONS



    Throughout this Form 10-K/A, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our four operating divisions as follows:



    - Genzyme General Division = "Genzyme General;"



    - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology;"



    - Genzyme Surgical Products Division = "Genzyme Surgical Products;" and



    - Genzyme Tissue Repair Division = "Genzyme Tissue Repair."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1).  FINANCIAL STATEMENTS


    We are incorporating the following financial statements (and related notes) of Genzyme General and Genzyme Corporation and Subsidiaries into this section by reference from the 1999 Genzyme General annual report to stockholders:



                                                               PAGE*
                                                              --------
GENZYME GENERAL

  Combined Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  GG-16
  Combined Balance Sheets as of December 31, 1999 and
    1998....................................................  GG-17
  Combined Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  GG-18
  Notes to Combined Financial Statements....................  GG-20
  Report of Independent Accountants.........................  GG-40

GENZYME CORPORATION AND SUBSIDIARIES

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  GCS-23
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................  GCS-25
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  GCS-28
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1999, 1998 and 1997............  GCS-30
  Notes to Consolidated Financial Statements................  GCS-33
  Report of Independent Accountants.........................  GCS-74


------------------------


* References are to page numbers in the 1999 Genzyme General annual report to stockholders.



    We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 1999 Genzyme Molecular Oncology annual report to stockholders:


                                                               PAGE*
                                                              --------
GENZYME MOLECULAR ONCOLOGY

  Combined Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  GMO-13
  Combined Balance Sheets as of December 31, 1999 and
    1998....................................................  GMO-14
  Combined Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  GMO-15
  Notes to Combined Financial Statements....................  GMO-16
  Report of Independent Accountants.........................  GMO-28

------------------------


* References are to page numbers in the 1999 Genzyme Molecular Oncology annual report to stockholders.

    We are incorporating the following financial statements (and related notes) of Genzyme Surgical Products into this section by reference from the 1999 Genzyme Surgical Products annual report to stockholders:


                                                               PAGE*
                                                              --------
GENZYME SURGICAL PRODUCTS

  Combined Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  GSP-14
  Combined Balance Sheets as of December 31, 1999 and
    1998....................................................  GSP-15
  Combined Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  GSP-16
  Notes to Combined Financial Statements....................  GSP-17
  Report of Independent Accountants.........................  GSP-30

------------------------


* References are to page numbers in the 1999 Genzyme Surgical Products annual report to stockholders.



    We are incorporating the following financial statements (and related notes) of Genzyme Tissue Repair into this section by reference from the 1999 Genzyme Tissue Repair annual report to stockholders:


                                                               PAGE*
                                                              --------
GENZYME TISSUE REPAIR

  Combined Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  GTR-11
  Combined Balance Sheets as of December 31, 1999 and
    1998....................................................  GTR-12
  Combined Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  GTR-13
  Notes to Combined Financial Statements....................  GTR-14
  Report of Independent Accountants.........................  GTR-25

------------------------


* References are to page numbers in the 1999 Genzyme Tissue Repair annual report to stockholders.


(A)(2).  FINANCIAL STATEMENT SCHEDULES

    The schedules listed below for Genzyme General, Genzyme Surgical Products, Genzyme Tissue Repair and Genzyme Corporation and Subsidiaries are filed as part of this Form 10-K/A:

                                                                PAGE*
                                                              ---------
GENZYME GENERAL

  Schedule II-Valuation and Qualifying Accounts.............  GG-41

GENZYME SURGICAL PRODUCTS

  Schedule II-Valuation and Qualifying Accounts.............  GSP-31

GENZYME TISSUE REPAIR

  Schedule II-Valuation and Qualifying Accounts.............  GTR-26

GENZYME CORPORATION AND SUBSIDIARIES

  Schedule II-Valuation and Qualifying Accounts.............  GCS-75

    All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme General Combined Financial Statements or notes thereto, (ii) the Genzyme Surgical Products Combined Financial Statements or notes thereto, (iii) the Genzyme Tissue

Repair Combined Financial Statements or notes thereto or (iv) the Genzyme Corporation and Subsidiaries Consolidated Financials or notes thereto.

(A)(3).  EXHIBITS

    The exhibits are listed below under Part IV, Item 14(c) of this Form 10-K/A.

(B).  REPORTS ON FORM 8-K


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



    On October 21, 1999, we filed a Current Report on Form 8-K to announce that we entered into an Agreement and Plan of Merger which provided for the merger of Cell Genesys, Inc. with and into a subsidiary of Genzyme. On December 22, 1999, we issued a press release announcing that we terminated the definitive agreement to acquire Cell Genesys, Inc.


(C).  EXHIBITS


     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
        *3.1               --      Restated Articles of Organization of Genzyme, as amended.
                                     Filed as Exhibit 1 to Genzyme's Registration Statement on
                                     Form 8-A dated June 18, 1997.

        *3.2               --      By-laws of Genzyme as amended. Filed as Exhibit 3.2 to
                                     Genzyme's Form 10-Q for the quarter ended September 30,
                                     1999.

        *4.1               --      Series Designation for Genzyme Molecular Oncology Division
                                     Common Stock, $.01 par value. Filed as Exhibit 2 to
                                     Genzyme's Registration Statement on Form 8-A dated
                                     June 18, 1997.

        *4.2               --      Series Designation for Genzyme Series A, Series B, Series C
                                     and Series D Junior Participating Preferred Stock, $.01
                                     par value. Filed as Exhibit 2 to Amendment No. 1 to
                                     Genzyme's Registration Statement on Form 8-A dated
                                     June 11, 1999.

        *4.3               --      Amended and Restated Renewed Rights Agreement dated as of
                                     June 10, 1999 between Genzyme and American Stock Transfer
                                     & Trust Company. Filed as Exhibit 4 to Amendment No. 1 to
                                     our Registration Statement on Form 8-A dated June 11,
                                     1999. Genzyme's Report on Form 8-K dated March 17, 1999.

        *4.4               --      Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated
                                     October 11, 1990 (File No. 0-18439).

        *4.5               --      Series Designation for Genzyme Surgical Products Division
                                     Common Stock, $.01 par value. Filed as Exhibit 2 to
                                     Genzyme's Registration Statement on Form 8-A dated
                                     June 11, 1999.

        *4.6               --      Form of Genzyme General Division Convertible Debenture.
                                     Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the
                                     quarter ended September 30, 1997.

        *4.7               --      Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form
                                     10-Q for the quarter ended September 30, 1997.

        *4.8               --      Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File
                                     No. 0-20138).

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
        *4.9               --      Indenture, dated as of May 22, 1998, between Genzyme and
                                     State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
                                     Registration Statement on Form S-3 (File No. 333-59513).

        *4.10              --      Registration Rights Agreement, dated as of May 19, 1998,
                                     among Genzyme, Credit Suisse First Boston Corporation,
                                     Goldman, Sachs & Co. and Cowen & Company. Filed as
                                     Exhibit 4.4 to Genzyme's Registration Statement on Form
                                     S-3 (File No. 333-59513).

        *4.11              --      Purchase Agreement, dated as of May 19, 1998, among Genzyme,
                                     Credit Suisse First Boston Corporation, Goldman, Sachs &
                                     Co. and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
                                     Registration Statement on Form S-3 (File No. 333-59513).

       *10.1               --      Leases by Whatman Reeve Angel Limited to Whatman
                                     Biochemicals Limited dated May 1, 1981. Filed as
                                     Exhibit 10.12 to Genzyme's Registration Statement on
                                     Form S-1 (File No. 33-4904).

       *10.2               --      Lease dated as of September 15, 1989 for 95-111 Binney
                                     Street, Cambridge, Massachusetts between Genzyme and the
                                     Trustees of the Cambridge East Trust. Filed as
                                     Exhibit 10.2 to Genzyme's Form 10-K for 1992. First
                                     amendment of lease dated February 28, 1994. Filed as
                                     Exhibit 10.2 to Genzyme's Form 10-K for 1993.

       *10.3               --      Lease dated December 20, 1988 for Building 1400, One Kendall
                                     Square, Cambridge, Massachusetts between Genzyme and the
                                     Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
                                     1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
                                     1988. Addendum dated September 20, 1991 to Lease for
                                     Building 1400, One Kendall Square, Cambridge,
                                     Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form
                                     10-Q for the quarter ended September 30, 1991. Addenda
                                     dated August 2, 1990 and April 6, 1993 to Lease for
                                     Building 1400, One Kendall Square, Cambridge,
                                     Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form
                                     10-K for 1993.

       *10.4               --      Lease dated December 20, 1988 for Building 700, One Kendall
                                     Square, Cambridge, Massachusetts between Genzyme and
                                     Trustees of Old Kendall Realty Trust, as amended by
                                     letters dated December 20, 1988 and January 31, 1989.
                                     Filed as Exhibit 10.19 to Genzyme's Form 10-K for 1988.

       *10.5               --      Lease dated September 30, 1985 for 51 New York Avenue,
                                     Framingham, Massachusetts. Filed as Exhibit 10.8 to
                                     Genzyme's Form 10-K for 1990. Amendment No. 1, dated
                                     October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham,
                                     Massachusetts. Filed as Exhibit 10.5 to Genzyme's Form
                                     10-K for 1993.

       *10.6               --      Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
                                     Massachusetts between BioSurface Technology, Inc. and
                                     Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22
                                     to BioSurface's Registration Statement on Form S-1 (File
                                     No. 33-55874).

       *10.7               --      Sublease Lease dated May 22, 1992 for three buildings at
                                     74-84 New York Avenue, Framingham, Massachusetts between
                                     Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
                                     Genzyme's Form 10-K for 1993.

       *10.8               --      Lease dated May 22, 1992 for three buildings at 74-84 New
                                     York Avenue, Framingham, Massachusetts between Genzyme and
                                     Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
                                     tenants in common. Filed as Exhibit 10.8 to Genzyme's Form
                                     10-K for 1993.

       *10.9               --      Lease dated June 1, 1992 for land at Allston Landing,
                                     Allston, Massachusetts between Allston Landing Limited
                                     Partnership and the Massachusetts Turnpike Authority.
                                     Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.10              --      Underlease for Block 13 building at Kings Hill Business Park
                                     West Malling Kent among Rouse and Associates Block 13
                                     Limited, Genzyme (UK) Limited and Genzyme. Filed as
                                     Exhibit 10.11 to Genzyme's Registration Statement on Form
                                     8-B dated December 31, 1991, filed on March 2, 1992.

       *10.11              --      Lease dated November 12, 1998 for Metrowest Place, 15
                                     Pleasant Street Connector, Framingham, Massachusetts,
                                     between Consolidated Group Service Company Limited
                                     Partnership and Genzyme.

       *10.12              --      Agreement of Limited Partnership dated as of September 13,
                                     1989 between Genzyme Development Corporation II, as
                                     General Partner, and each of the Limited Partners named
                                     therein. Filed as Exhibit 10(aa) to Genzyme's Registration
                                     Statement on Form S-4 (File No. 33-32343).

       *10.13              --      Cross License Agreement dated as of September 13, 1989
                                     between Genzyme and Genzyme Development Partners, L.P.
                                     Filed as Exhibit 10(bb) to Genzyme's Registration
                                     Statement on Form S-4 (File No. 33-32343).

       *10.14              --      Development Agreement dated as of September 13, 1989 between
                                     Genzyme and Genzyme Development Partners. Filed as
                                     Exhibit 10(cc) Genzyme's Registration Statement on Form
                                     S-4 (File No. 33-32343).

       *10.15              --      Amendment No. 1 dated January 4, 1994 to Development
                                     Agreement dated as of September 13, 1989 between Genzyme
                                     and Genzyme Development Partners. Filed as Exhibit 10.14
                                     to Genzyme's Form 10-K for 1993.

       *10.16              --      Partnership Purchase Option Agreement dated as of
                                     September 13, 1989 between Genzyme, Genzyme Development
                                     Corporation II, Genzyme Development Partners, each Class A
                                     Limited Partner and the Class B Limited Partner. Filed as
                                     Exhibit 10(dd) to Genzyme's Registration Statement on Form
                                     S-4 (File No. 33-32343).

       *10.17              --      Partnership Purchase Agreement, undated and unexecuted,
                                     between Genzyme Corporation, Genzyme Development
                                     Corporation II, Genzyme Development Partners, each Class A
                                     Limited Partner and the Class B Limited Partner, as the
                                     case may be. Filed as Exhibit 10(ee) to Genzyme's
                                     Registration Statement on Form S-4 (File No. 33-32343).

       *10.18              --      Amended and Restated Joint Venture Agreement between Genzyme and Genzyme Development Partners. Filed as Exhibit 10.1 to
                                     Genzyme Development Partners' Form 10-Q for the quarter
                                     ended March 31, 1997 (File No. 0-18554).

       *10.19              --      Tax Indemnification Agreement between Genzyme and General
                                     Development Partners. Filed as Exhibit 10.2 to Genzyme
                                     Development Partners' Form 10-Q for the quarter ended
                                     March 31, 1997 (File No. 0-18554).

       *10.20              --      Marketing and Distribution Agreement between Genzyme and
                                     Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme
                                     Development Partners' Form 10-Q for the quarter ended
                                     March 31, 1997 (File No. 0-18554).

       *10.21              --      Technology License and Supply Agreement dated as of
                                     September 8, 1989 between Imedex and Genzyme. Filed as
                                     Exhibit 10.30 to Genzyme's Form 10-K for 1990.**

       *10.22              --      1998 Director Stock Option Plan, as amended. Filed as
                                     Exhibit 10.22 to Genzyme's Form 10-K for 1998.

       *10.23              --      1990 Equity Incentive Plan, as amended. Filed as
                                     Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997
                                     (File No. 333-33249).

       *10.24              --      1999 Employee Stock Purchase Plan.

       *10.25              --      1996 Directors' Deferred Compensation Plan. Filed as
                                     Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997
                                     (File No. 333-33251).

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.26              --      Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as
                                     Exhibit 10.32 to Genzyme's Form 10-K for 1990.

       *10.27              --      Form of Severance Agreement between Genzyme and certain
                                     senior executives, together with schedule identifying the
                                     provisions applicable to each executive. Filed as
                                     Exhibit 10.33 to Genzyme's Form 10-K for 1990. Current
                                     schedule identifying the executives filed as
                                     Exhibit 10.27 to Genzyme's Form 10-K for 1998.

       *10.28              --      Form of Indemnification Agreement between Genzyme and
                                     certain senior executives, together with schedule
                                     identifying the provisions applicable to each executive.
                                     Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
                                     Current schedule identifying the executives filed as
                                     Exhibit 10.28 to Genzyme's Form 10-K for 1998.

       *10.29              --      Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
                                     Genzyme's Form 10-Q for the quarter ended March 31, 1996.

       *10.30              --      Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to
                                     Genzyme's Form 10-K for 1998.

       *10.31              --      Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to
                                     Genzyme's Form 10-K for 1998.

       *10.32              --      Consulting Agreement dated July 1, 1998 between Genzyme and
                                     Henry E. Blair. Filed as Exhibit 10.32 to Genzyme's Form
                                     10-K for 1998.

       *10.33              --      Technology Transfer Agreement between Genzyme and Genzyme
                                     Transgenics Corporation dated as of May 1, 1993. Filed as
                                     Exhibit 2.1 to the Registration Statement on Form S-1 of
                                     Genzyme Transgenics Corporation (File No. 33-62872).

       *10.34              --      Research and Development Agreement between Genzyme and
                                     Genzyme Transgenics Corporation dated as of May 1, 1993.
                                     Filed as Exhibit 10.1 to the Registration Statement on
                                     Form S-1 of Genzyme Transgenics Corporation (File No.
                                     33-62872).

       *10.35              --      Services Agreement between Genzyme and Genzyme Transgenics
                                     Corporation dated as of May 1, 1993. Filed as
                                     Exhibit 10.2 to the Registration Statement on Form S-1 of
                                     Genzyme Transgenics Corporation (File No. 33-62872).

       *10.36              --      Series A Convertible Preferred Stock Purchase Agreement
                                     between Genzyme and Genzyme Transgenics Corporation dated
                                     as of May 1, 1993. Filed as Exhibit 10.5 to the
                                     Registration Statement on Form S-1 of Genzyme Transgenics
                                     Corporation (File No. 33-62872).

       *10.37              --      Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and Genzyme
                                     Transgenics Corporation. Filed as Exhibit 10.37 to
                                     Genzyme's Form 10-K for 1998.

       *10.38              --      Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and Genzyme
                                     Transgenics Corporation. Filed as Exhibit 10.52.1 to
                                     Genzyme Transgenics Corporation's Form 10-K for 1997 (File
                                     No. 0-21794).**

       *10.39              --      Purchase Agreement dated as of January 1, 1998 by and
                                     between Genzyme and Genzyme Transgenics Corporation. Filed as Exhibit 10.52.2 to Genzyme Transgenics Corporation's
                                     Form 10-K for 1997 (File No. 0-21794).**

       *10.40              --      Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, Genzyme Transgenics Corporation and ATIII
                                     LLC. Filed as Exhibit 10.52.3 to Genzyme Transgenics
                                     Corporation's Form 10-K for 1997 (File No. 0-21794).

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.41              --      Credit Agreement dated November 12, 1999 among Genzyme and those of its subsidiaries party thereto, Fleet National
                                     Bank, as Administrative Agent,and ABN AMRO Bank N.V. as
                                     Syndication Agent and Mellon Bank, N.A. as Documentation
                                     Agent.

       *10.42              --      Collaboration Agreement dated as of June 17, 1997 by and
                                     among Genzyme, GelTex Pharmaceuticals, Inc. and RenaGel
                                     LLC. Filed as Exhibit 10.18 to GelTex Pharmaceuticals,
                                     Inc.'s Form 10-Q for the quarter ended June 30, 1997 (File
                                     No. 0-26872).**

       *10.43              --      Purchase Agreement dated as of June 17, 1997 by and between
                                     Genzyme and GelTex Pharmaceuticals, Inc. Filed as
                                     Exhibit 10.19 to GelTex Pharmaceuticals, Inc.'s Form 10-Q
                                     for the quarter ended June 30, 1997 (File No. 0-26872).**

       *10.44              --      Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex Pharmaceuticals, Inc. and
                                     RenaGel, Inc. Filed as Exhibit 10.20 to GelTex
                                     Pharmaceuticals, Inc.'s Form 10-Q for the quarter ended
                                     June 30, 1997 (File No. 0-26872).

       *10.45              --      Purchase Agreement dated as of August 29, 1997 by and among
                                     Genzyme Corporation and the entities listed on the
                                     signature pages thereto. Filed as Exhibit 10.5 to
                                     Genzyme's Form 10-Q for the quarter ended September 30,
                                     1997.

       *10.46              --      Collaboration Agreement dated September 4, 1998 among
                                     Genzyme, BioMarin Pharmaceutical, Inc. and
                                     BioMarin/Genzyme LLC. Previously filed as Exhibit 10.24
                                     to BioMarin Pharmaceutical, Inc.'s Registration Statement
                                     on Form S-1 (File No. 333-77701).

       *10.47              --      Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin Pharmaceutical, Inc. Previously filed as
                                     Exhibit 10.25 to BioMarinPharmaceutical, Inc.'s
                                     Registration Statement on Form S-1 (File No. 333-77701).

       *10.48              --      Operating Agreement of BioMarin/Genzyme LLC. Previously
                                     filed as Exhibit 10.30 to BioMarin Pharmaceutical, Inc.'s
                                     Registration Statement on Form S-1 (File No. 333-77701).

       *10.49              --      Agreement and Plan of Merger dated as of March 6, 2000 by
                                     and among Genzyme, Seagull Merger Corporation and
                                     BioMatrix, Inc. Filed as Exhibit 99.1 to Genzyme's Form
                                     8-K filed on March 15, 2000.

       *13.1               --      Portions of the 1999 Genzyme General Annual Report
                                     incorporated by reference into Parts I and II of this Form
                                     10-K/A.

       *13.2               --      Portions of the 1999 Genzyme Molecular Oncology Annual
                                     Report incorporated by reference into Parts I and II of
                                     this Form 10-K/A.

       *13.3               --      Portions of the 1999 Genzyme Surgical Products Annual Report
                                     incorporated by reference into Parts I and II of this Form
                                     10-K/A.

       *13.4               --      Portions of the 1999 Genzyme Tissue Repair Annual Report
                                     incorporated by reference into Parts I and II of this Form
                                     10-K/A.

       *13.5               --      Portions of the 1999 Genzyme General Annual Report related to Genzyme Corporation and Subsidiaries incorporated by
                                     reference into Parts I and II of this Form 10-K/A.

       *21                 --      Subsidiaries of the Registrant.

       *23.1               --      Consent of PricewaterhouseCoopers LLP.

        23.2               --      Consent of PricewatehouseCoopers LLP relating to the
                                     financial statements of the Genzyme Retirement Savings
                                     Plan. Filed herewith.

       *27                 --      Financial Data Schedule for Genzyme Corporation.

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *99.1               --      Management and Accounting Policies Governing the
                                     Relationship of Genzyme Divisions. Filed as Exhibit 99.1
                                     to Genzyme's Registration Statement on Form S-3 dated
                                     March 3, 2000 (File No. 333-31548).

       *99.2               --      Factors Affecting Future Operating Results.

        99.3               --      Genzyme Retirement Savings Plan financial statements and
                                     supplemental schedule to accompany 1999 Form 5500 Annual
                                     Report of Employee Benefit Plan under Employee Retirement
                                     Income Security Act of 1974 (the "ERISA of 1974") as of
                                     December 31, 1999 and 1998 and for the year ended
                                     December 31, 1999. Filed herewith.


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


Dated: June 28, 2000                                   GENZYME CORPORATION

                                                       By:             /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                                         Michael S. Wyzga
                                                                 SENIOR VICE PRESIDENT, FINANCE,
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                     CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX


     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
        *3.1               --      Restated Articles of Organization of Genzyme, as amended.
                                     Filed as Exhibit 1 to Genzyme's Registration Statement on
                                     Form 8-A dated June 18, 1997.
        *3.2               --      By-laws of Genzyme as amended. Filed as Exhibit 3.2 to
                                     Genzyme's Form 10-Q for the quarter ended September 30,
                                     1999.
        *4.1               --      Series Designation for Genzyme Molecular Oncology Division
                                     Common Stock, $.01 par value. Filed as Exhibit 2 to
                                     Genzyme's Registration Statement on Form 8-A dated
                                     June 18, 1997.
        *4.2               --      Series Designation for Genzyme Series A, Series B, Series C
                                     and Series D Junior Participating Preferred Stock, $.01
                                     par value. Filed as Exhibit 2 to Amendment No. 1 to
                                     Genzyme's Registration Statement on Form 8-A dated
                                     June 11, 1999.
        *4.3               --      Amended and Restated Renewed Rights Agreement dated as of
                                     June 10, 1999 between Genzyme and American Stock
                                     Transfer & Trust Company. Filed as Exhibit 4 to Amendment
                                     No. 1 to our Registration Statement on Form 8-A dated
                                     June 11, 1999. Genzyme's Report on Form 8-K dated
                                     March 17, 1999.
        *4.4               --      Warrant issued to Richard Warren, Ph.D. Filed as Exhibit 4 to the Form 8-K of IG Laboratories, Inc. dated
                                     October 11, 1990 (File No. 0-18439).
        *4.5               --      Series Designation for Genzyme Surgical Products Division
                                     Common Stock, $.01 par value. Filed as Exhibit 2 to
                                     Genzyme's Registration Statement on Form 8-A dated
                                     June 11, 1999.
        *4.6               --      Form of Genzyme General Division Convertible Debenture.
                                     Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the
                                     quarter ended September 30, 1997.
        *4.7               --      Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's
                                     Form 10-Q for the quarter ended September 30, 1997.
        *4.8               --      Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File
                                     No. 0-20138).
        *4.9               --      Indenture, dated as of May 22, 1998, between Genzyme and
                                     State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
                                     Registration Statement on Form S-3 (File No. 333-59513).
        *4.10              --      Registration Rights Agreement, dated as of May 19, 1998,
                                     among Genzyme, Credit Suisse First Boston Corporation,
                                     Goldman, Sachs & Co. and Cowen & Company. Filed as
                                     Exhibit 4.4 to Genzyme's Registration Statement on
                                     Form S-3 (File No. 333-59513).
        *4.11              --      Purchase Agreement, dated as of May 19, 1998, among Genzyme,
                                     Credit Suisse First Boston Corporation, Goldman,
                                     Sachs & Co. and Cowen & Company. Filed as Exhibit 4.5 to
                                     Genzyme's Registration Statement on Form S-3 (File
                                     No. 333-59513).
       *10.1               --      Leases by Whatman Reeve Angel Limited to Whatman
                                     Biochemicals Limited dated May 1, 1981. Filed as
                                     Exhibit 10.12 to Genzyme's Registration Statement on
                                     Form S-1 (File No. 33-4904).
       *10.2               --      Lease dated as of September 15, 1989 for 95-111 Binney
                                     Street, Cambridge, Massachusetts between Genzyme and the
                                     Trustees of the Cambridge East Trust. Filed as
                                     Exhibit 10.2 to Genzyme's Form 10-K for 1992. First
                                     amendment of lease dated February 28, 1994. Filed as
                                     Exhibit 10.2 to Genzyme's Form 10-K for 1993.

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.3               --      Lease dated December 20, 1988 for Building 1400, One Kendall
                                     Square, Cambridge, Massachusetts between Genzyme and the
                                     Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
                                     1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
                                     1988. Addendum dated September 20, 1991 to Lease for
                                     Building 1400, One Kendall Square, Cambridge,
                                     Massachusetts. Filed as Exhibit 19.1 to Genzyme's
                                     Form 10-Q for the quarter ended September 30, 1991.
                                     Addenda dated August 2, 1990 and April 6, 1993 to Lease
                                     for Building 1400, One Kendall Square, Cambridge,
                                     Massachusetts. Filed as Exhibit 10.3 to Genzyme's
                                     Form 10-K for 1993.
       *10.4               --      Lease dated December 20, 1988 for Building 700, One Kendall
                                     Square, Cambridge, Massachusetts between Genzyme and
                                     Trustees of Old Kendall Realty Trust, as amended by
                                     letters dated December 20, 1988 and January 31, 1989.
                                     Filed as Exhibit 10.19 to Genzyme's Form 10-K for 1988.
       *10.5               --      Lease dated September 30, 1985 for 51 New York Avenue,
                                     Framingham, Massachusetts. Filed as Exhibit 10.8 to
                                     Genzyme's Form 10-K for 1990. Amendment No. 1, dated
                                     October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham,
                                     Massachusetts. Filed as Exhibit 10.5 to Genzyme's
                                     Form 10-K for 1993.
       *10.6               --      Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
                                     Massachusetts between BioSurface Technology, Inc. and
                                     Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22
                                     to BioSurface's Registration Statement on Form S-1 (File
                                     No. 33-55874).
       *10.7               --      Sublease Lease dated May 22, 1992 for three buildings at
                                     74-84 New York Avenue, Framingham, Massachusetts between
                                     Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
                                     Genzyme's Form 10-K for 1993.
       *10.8               --      Lease dated May 22, 1992 for three buildings at 74-84 New
                                     York Avenue, Framingham, Massachusetts between Genzyme and
                                     Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
                                     tenants in common. Filed as Exhibit 10.8 to Genzyme's
                                     Form 10-K for 1993.
       *10.9               --      Lease dated June 1, 1992 for land at Allston Landing,
                                     Allston, Massachusetts between Allston Landing Limited
                                     Partnership and the Massachusetts Turnpike Authority.
                                     Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
       *10.10              --      Underlease for Block 13 building at Kings Hill Business Park
                                     West Malling Kent among Rouse and Associates Block 13
                                     Limited, Genzyme (UK) Limited and Genzyme. Filed as
                                     Exhibit 10.11 to Genzyme's Registration Statement on
                                     Form 8-B dated December 31, 1991, filed on March 2, 1992.
       *10.11              --      Lease dated November 12, 1998 for Metrowest Place,
                                     15 Pleasant Street Connector, Framingham, Massachusetts,
                                     between Consolidated Group Service Company Limited
                                     Partnership and Genzyme.
       *10.12              --      Agreement of Limited Partnership dated as of September 13,
                                     1989 between Genzyme Development Corporation II, as
                                     General Partner, and each of the Limited Partners named
                                     therein. Filed as Exhibit 10(aa) to Genzyme's Registration
                                     Statement on Form S-4 (File No. 33-32343).
       *10.13              --      Cross License Agreement dated as of September 13, 1989
                                     between Genzyme and Genzyme Development Partners, L.P.
                                     Filed as Exhibit 10(bb) to Genzyme's Registration
                                     Statement on Form S-4 (File No. 33-32343).
       *10.14              --      Development Agreement dated as of September 13, 1989 between
                                     Genzyme and Genzyme Development Partners. Filed as
                                     Exhibit 10(cc) to Genzyme's Registration Statement on
                                     Form S-4 (File No. 33-32343).

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.15              --      Amendment No. 1 dated January 4, 1994 to Development
                                     Agreement dated as of September 13, 1989 between Genzyme
                                     and Genzyme Development Partners. Filed as Exhibit 10.14
                                     to Genzyme's Form 10-K for 1993.
       *10.16              --      Partnership Purchase Option Agreement dated as of
                                     September 13, 1989 between Genzyme, Genzyme Development
                                     Corporation II, Genzyme Development Partners, each
                                     Class A Limited Partner and the Class B Limited Partner.
                                     Filed as Exhibit 10(dd) to Genzyme's Registration
                                     Statement on Form S-4 (File No. 33-32343).
       *10.17              --      Partnership Purchase Agreement, undated and unexecuted,
                                     between Genzyme Corporation, Genzyme Development
                                     Corporation II, Genzyme Development Partners, each
                                     Class A Limited Partner and the Class B Limited Partner,
                                     as the case may be. Filed as Exhibit 10(ee) to Genzyme's
                                     Registration Statement on Form S-4 (File No. 33-32343).
       *10.18              --      Amended and Restated Joint Venture Agreement between Genzyme and Genzyme Development Partners. Filed as Exhibit 10.1 to
                                     Genzyme Development Partners' Form 10-Q for the quarter
                                     ended March 31, 1997 (File No. 0-18554).
       *10.19              --      Tax Indemnification Agreement between Genzyme and General
                                     Development Partners. Filed as Exhibit 10.2 to Genzyme
                                     Development Partners' Form 10-Q for the quarter ended
                                     March 31, 1997 (File No. 0-18554).
       *10.20              --      Marketing and Distribution Agreement between Genzyme and
                                     Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme
                                     Development Partners' Form 10-Q for the quarter ended
                                     March 31, 1997 (File No. 0-18554).
       *10.21              --      Technology License and Supply Agreement dated as of
                                     September 8, 1989 between Imedex and Genzyme. Filed as
                                     Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
       *10.22              --      1998 Director Stock Option Plan, as amended. Filed as
                                     Exhibit 10.22 to Genzyme's Form 10-K for 1998.
       *10.23              --      1990 Equity Incentive Plan, as amended. Filed as
                                     Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997
                                     (File No. 333-33249).
       *10.24              --      1999 Employee Stock Purchase Plan.
       *10.25              --      1996 Directors' Deferred Compensation Plan. Filed as
                                     Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997
                                     (File No. 333-33251).
       *10.26              --      Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as
                                     Exhibit 10.32 to Genzyme's Form 10-K for 1990.
       *10.27              --      Form of Severance Agreement between Genzyme and certain
                                     senior executives, together with schedule identifying the
                                     provisions applicable to each executive. Filed as
                                     Exhibit 10.33 to Genzyme's Form 10-K for 1990. Current
                                     schedule identifying the executives filed as
                                     Exhibit 10.27 to Genzyme's Form 10-K for 1998.
       *10.28              --      Form of Indemnification Agreement between Genzyme and
                                     certain senior executives, together with schedule
                                     identifying the provisions applicable to each executive.
                                     Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
                                     Current schedule identifying the executives filed as
                                     Exhibit 10.28 to Genzyme's Form 10-K for 1998.

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.29              --      Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
                                     Genzyme's Form 10-Q for the quarter ended March 31, 1996.
       *10.30              --      Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to
                                     Genzyme's Form 10-K for 1998.
       *10.31              --      Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to
                                     Genzyme's Form 10-K for 1998.
       *10.32              --      Consulting Agreement dated July 1, 1998 between Genzyme and
                                     Henry E. Blair. Filed as Exhibit 10.32 to Genzyme's Form
                                     10-K for 1998.
       *10.33              --      Technology Transfer Agreement between Genzyme and Genzyme
                                     Transgenics Corporation dated as of May 1, 1993. Filed as
                                     Exhibit 2.1 to the Registration Statement on Form S-1 of
                                     Genzyme Transgenics Corporation (File No. 33-62872).
       *10.34              --      Research and Development Agreement between Genzyme and
                                     Genzyme Transgenics Corporation dated as of May 1, 1993.
                                     Filed as Exhibit 10.1 to the Registration Statement on
                                     Form S-1 of Genzyme Transgenics Corporation (File No.
                                     33-62872).
       *10.35              --      Services Agreement between Genzyme and Genzyme Transgenics
                                     Corporation dated as of May 1, 1993. Filed as
                                     Exhibit 10.2 to the Registration Statement on Form S-1 of
                                     Genzyme Transgenics Corporation (File No. 33-62872).
       *10.36              --      Series A Convertible Preferred Stock Purchase Agreement
                                     between Genzyme and Genzyme Transgenics Corporation dated
                                     as of May 1, 1993. Filed as Exhibit 10.5 to the
                                     Registration Statement on Form S-1 of Genzyme Transgenics
                                     Corporation (File No. 33-62872).
       *10.37              --      Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and Genzyme
                                     Transgenics Corporation. Filed as Exhibit 10.37 to
                                     Genzyme's 10-K for 1998.
       *10.38              --      Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and Genzyme
                                     Transgenics Corporation. Filed as Exhibit 10.52.1 to
                                     Genzyme Transgenics Corporation's Form 10-K for 1997 (File
                                     No. 0-21794).**
       *10.39              --      Purchase Agreement dated as of January 1, 1998 by and
                                     between Genzyme and Genzyme Transgenics Corporation. Filed as Exhibit 10.52.2 to Genzyme Transgenics Corporation's
                                     Form 10-K for 1997 (File No. 0-21794).**
       *10.40              --      Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, Genzyme Transgenics Corporation and ATIII
                                     LLC. Filed as Exhibit 10.52.3 to Genzyme Transgenics
                                     Corporation's Form 10-K for 1997 (File No. 0-21794).
       *10.41              --      Credit Agreement dated November 12, 1999 among Genzyme and those of its subsidiaries party thereto, Fleet National
                                     Bank, as Administrative Agent,and ABN AMRO Bank N.V. as
                                     Syndication Agent and Mellon Bank, N.A. as Documentation
                                     Agent.
       *10.42              --      Collaboration Agreement dated as of June 17, 1997 by and
                                     among Genzyme, GelTex Pharmaceuticals, Inc. and RenaGel
                                     LLC. Filed as Exhibit 10.18 to GelTex Pharmaceuticals,
                                     Inc.'s Form 10-Q for the quarter ended June 30, 1997 (File
                                     No. 0-26872).**
       *10.43              --      Purchase Agreement dated as of June 17, 1997 by and between
                                     Genzyme and GelTex Pharmaceuticals, Inc. Filed as
                                     Exhibit 10.19 to GelTex Pharmaceuticals, Inc.'s Form 10-Q
                                     for the quarter ended June 30, 1997 (File No. 0-26872).**
       *10.44              --      Operating Agreement of RenaGel LLC dated as of June 17, 1997 by and among Genzyme, GelTex Pharmaceuticals, Inc. and
                                     RenaGel, Inc. Filed as Exhibit 10.20 to GelTex
                                     Pharmaceuticals, Inc.'s Form 10-Q for the quarter ended
                                     June 30, 1997 (File No. 0-26872).

     EXHIBIT NO.                   DESCRIPTION
---------------------              -----------
       *10.45              --      Purchase Agreement dated as of August 29, 1997 by and among
                                     Genzyme Corporation and the entities listed on the
                                     signature pages thereto. Filed as Exhibit 10.5 to
                                     Genzyme's Form 10-Q for the quarter ended September 30,
                                     1997.
       *10.46              --      Collaboration Agreement dated September 4, 1998 among
                                     Genzyme, BioMarin Pharmaceutical, Inc. and
                                     BioMarin/Genzyme LLC. Previously filed as Exhibit 10.24
                                     to BioMarin Pharmaceutical, Inc.'s Registration Statement
                                     on Form S-1 (File No. 333-77701).
       *10.47              --      Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin Pharmaceutical, Inc. Previously filed as
                                     Exhibit 10.25 to BioMarinPharmaceutical, Inc.'s
                                     Registration Statement on Form S-1 (File No. 333-77701).
       *10.48              --      Operating Agreement of BioMarin/Genzyme LLC. Previously
                                     filed as Exhibit 10.30 to BioMarin Pharmaceutical, Inc.'s
                                     Registration Statement on Form S-1 (File No. 333-77701).
       *10.49              --      Agreement and Plan of Merger dated as of March 6, 2000 by
                                     and among Genzyme, Seagull Merger Corporation and
                                     BioMatrix, Inc. Filed as Exhibit 99.1 to Genzyme's Form
                                     8-K filed on March 15, 2000.
       *13.1               --      Portions of the 1999 Genzyme General Annual Report
                                     incorporated by reference into Parts I and II of this
                                     Form 10-K/A.
       *13.2               --      Portions of the 1999 Genzyme Molecular Oncology Annual
                                     Report incorporated by reference into Parts I and II of
                                     this Form 10-K/A.
       *13.3               --      Portions of the 1999 Genzyme Surgical Products Annual Report
                                     incorporated by reference into Parts I and II of this
                                     Form 10-K/A.
       *13.4               --      Portions of the 1999 Genzyme Tissue Repair Annual Report
                                     incorporated by reference into Parts I and II of this
                                     Form 10-K/A.
       *13.5               --      Portions of the 1999 Genzyme General Annual Report related to Genzyme Corporation and Subsidiaries incorporated by
                                     reference into Parts I and II of this Form 10-K/A.
       *21                 --      Subsidiaries of the Registrant.
       *23.1               --      Consent of PricewaterhouseCoopers LLP.
        23.2               --      Consent of PricewatehouseCoopers LLP relating to the
                                     financial statements of the Genzyme Retirement Savings
                                     Plan. Filed herewith.
       *27                 --      Financial Data Schedule for Genzyme Corporation.
       *99.1               --      Management and Accounting Policies Governing the
                                     Relationship of Genzyme Divisions. Filed as Exhibit 99.1
                                     to Genzyme's Registration Statement on Form S-3 dated
                                     March 3, 2000 (File No. 333-31548).
       *99.2               --      Factors Affecting Future Operating Results.
        99.3               --      Genzyme Retirement Savings Plan financial statements and
                                     supplemental schedule to accompany 1999 Form 5500 Annual
                                     Report of Employee Benefit Plan under Employee Retirement
                                     Income Security Act of 1974 (the "ERISA of 1974") as of
                                     December 31, 1999 and 1998 and for the year ended
                                     December 31, 1999. Filed herewith.


------------------------

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.21, 10.38-10.40, 10.42 and 10.43 and 10.46.