Form 10-Q
period 2000-06-30
GENZYME CORP
filed 2000-08-14
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14680

                            ------------------------

                              GENZYME CORPORATION

             (Exact name of registrant as specified in its charter)

                        MASSACHUSETTS                                            06-1047163
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)
    ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS                                    02139
      (Address of principal executive offices)                                   (zip code)

                                 (617) 252-7500
              (Registrant's telephone number, including area code)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's series of common stock as of July 31, 2000:

Genzyme General Division Common Stock                         86,328,455
Genzyme Molecular Oncology Division Common Stock              15,281,405
Genzyme Surgical Products Division Common Stock               14,957,403
Genzyme Tissue Repair Division Common Stock                   28,785,846

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 2000

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-Q contains forward-looking statements, including statements regarding our:

    - planned creation of a new division and a new publicly traded stock;

    - planned acquisition of Biomatrix, Inc. and related financing expectations;

    - expected allocation of the new series of stock and composition of the merger consideration;

    - expected timing of the acquisition;

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

    - the content and timing of decisions made by the United States Food and Drug Administration and other regulatory agencies;

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

    - the likelihood that the stockholder approvals required to create a new division and to complete the Biomatrix acquisition will be obtained and the closing conditions for the merger will be satisfied or waived;

    - conditions in financial markets relevant to the proposed merger and recapitalization; and

    - the operational integration of the other risks generally associated with mergers and recapitalizations.

    For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (our "1999 Form 10-K/A").

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS AND SERIES OF STOCK

    Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our four operating divisions as follows:

    - Genzyme General Division = "Genzyme General;"

    - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology;"

    - Genzyme Surgical Products Division = "Genzyme Surgical Products;" and

    - Genzyme Tissue Repair Division = "Genzyme Tissue Repair."

    We currently have four designated series of common stock. Each of these series is intended to reflect the value and track the performance of one of our divisions. We refer to each series of common stock as follows:

    - Genzyme General Division Common Stock = "Genzyme General Stock;"

    - Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock;"

    - Genzyme Surgical Products Division Common Stock = "Surgical Products Stock;" and

    - Genzyme Tissue Repair Division Common Stock = "Tissue Repair Stock."

    Holders of Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock are stockholders of Genzyme Corporation and are subject to all of the risks and uncertainties of Genzyme Corporation described in Exhibit 99.2 to our 1999 Form 10-K/A.

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission ("SEC") allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this report on Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

    GENZYME-REGISTERED TRADEMARK-, CEREZYME-REGISTERED TRADEMARK-, CEREDASE-REGISTERED TRADEMARK-, THYROGEN-REGISTERED TRADEMARK-, SEPRA FILM-REGISTERED TRADEMARK-, CARTICEL-REGISTERED TRADEMARK- AND SNOWDEN-PENCER-REGISTERED TRADEMARK- are registered trademarks of Genzyme. FABRAZYME-TM-, SAGE-TM-, AND EPICEL-TM- are trademarks of Genzyme. GENZYME-SM-is a service mark of Genzyme. RENAGEL-REGISTERED TRADEMARK- is a registered trademark of GelTex Pharmaceuticals, Inc. NEUROCELL-TM--PD is a trademark of Diacrin, Inc. ALDURAZYME-TM- is a trademark of BioMarin/Genzyme LLC. POMPASE-TM-is a trademark of Synpac (North Carolina), Inc.

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES
    Unaudited, Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 2000 and 1999...........................       1
    Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................       4
    Unaudited, Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................       5
    Notes to Unaudited, Consolidated Financial Statements..............       6

  GENZYME GENERAL
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      18
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      19
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      20
    Notes to Unaudited, Combined Financial Statements..................      21

  GENZYME MOLECULAR ONCOLOGY
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      27
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      28
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      29
    Notes to Unaudited, Combined Financial Statements..................      30

  GENZYME SURGICAL PRODUCTS
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      33
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      34
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      35
    Notes to Unaudited, Combined Financial Statements..................      36

  GENZYME TISSUE REPAIR
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      41
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      42
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      43
    Notes to Unaudited, Combined Financial Statements..................      44

           Management's Discussion and Analysis of Financial Condition
ITEM 2.      and Results of Operations.................................      48

           Quantitative and Qualitative Disclosures About Market
ITEM 3.      Risk......................................................      81

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...........................................      82

ITEM 4.    Submission of Matters to a Vote of Security Holders.........      82

ITEM 6.    Exhibits and Reports on Form 8-K............................      84

Signatures.............................................................      85

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenues:
  Net product sales.................................  $201,439   $165,873   $385,860   $329,575
  Net service sales.................................    21,347     19,799     42,313     38,529
  Revenues from research and development
    contracts.......................................     1,127      1,012      3,870      2,324
                                                      --------   --------   --------   --------
    Total revenues..................................   223,913    186,684    432,043    370,428
                                                      --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold.............................    53,643     44,575    101,902     88,386
  Cost of services sold.............................    11,967     12,414     23,818     24,502
  Selling, general and administrative...............    67,428     66,358    128,979    125,303
  Research and development (including research and
    development related to contracts)...............    28,577     40,873     84,276     73,707
  Amortization of intangibles.......................     5,684      6,166     11,782     12,373
                                                      --------   --------   --------   --------
    Total operating costs and expenses..............   167,299    170,386    350,757    324,271
                                                      --------   --------   --------   --------

Operating income....................................    56,614     16,298     81,286     46,157
                                                      --------   --------   --------   --------

Other income (expense):
  Equity in net loss of unconsolidated
    affiiliates.....................................   (11,313)    (8,962)   (19,446)   (19,100)
  Minority interest.................................     1,352        864      2,208      1,730
  Investment income.................................    10,631      9,102     20,575     17,288
  Interest expense..................................    (3,836)    (5,590)    (7,775)   (11,088)
  Gain on affiliate sale of stock...................        --         --     20,270        606
  Gain on sale of product line......................        --      7,500         --      7,500
  Gain on sale of equity securities.................     6,592         --      6,592      1,963
  Charge for impaired investment....................        --     (5,487)        --     (5,487)
  Other.............................................     5,193         (3)     5,195         43
                                                      --------   --------   --------   --------
    Total other income (expense)....................     8,619     (2,576)    27,619     (6,545)
                                                      --------   --------   --------   --------

Income before income taxes..........................    65,233     13,722    108,905     39,612
Provision for income taxes..........................   (20,699)    (7,431)   (32,553)   (17,264)
                                                      --------   --------   --------   --------
Net income..........................................  $ 44,534   $  6,291   $ 76,352   $ 22,348
                                                      ========   ========   ========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
NET INCOME (LOSS) PER SHARE:
  ALLOCATED TO GENZYME GENERAL STOCK:
    Division net income.............................  $ 59,025   $ 27,913   $104,334   $ 61,418
    Tax benefit allocated from Genzyme Molecular
      Oncology......................................     2,442      2,376      3,538      4,310
    Tax benefit allocated from Genzyme Surgical
      Products......................................     3,241      6,525      6,661     10,350
    Tax benefit allocated from Genzyme Tissue
      Repair........................................     1,369      3,412      3,181      7,374
                                                      --------   --------   --------   --------
    Net income allocated to Genzyme General Stock...  $ 66,077   $ 40,226   $117,714   $ 83,452
                                                      ========   ========   ========   ========
    Per share net income allocated to Genzyme
      General Stock:
      Basic.........................................  $   0.78   $   0.49   $   1.39   $   1.01
                                                      ========   ========   ========   ========
      Diluted.......................................  $   0.72   $   0.46   $   1.29   $   0.95
                                                      ========   ========   ========   ========
    Weighted average shares outstanding:
      Basic.........................................    84,948     82,644     84,725     82,301
                                                      ========   ========   ========   ========
      Diluted.......................................    95,044     92,683     94,885     92,629
                                                      ========   ========   ========   ========
  ALLOCATED TO MOLECULAR ONCOLOGY STOCK:
    Net loss allocated to Molecular Oncology
      Stock.........................................  $ (7,363)  $ (8,158)  $(12,420)  $(15,218)
                                                      ========   ========   ========   ========
    Per share net income allocated to Molecular
      Oncology Stock--basic and diluted.............  $  (0.54)  $  (0.64)  $  (0.92)  $  (1.20)
                                                      ========   ========   ========   ========
    Weighted average shares outstanding--basic and
      diluted.......................................    13,626     12,676     13,561     12,667
                                                      ========   ========   ========   ========
  ALLOCATED TO SURGICAL PRODUCTS STOCK:
    Net loss allocated to Surgical Products Stock...  $(10,367)  $(17,658)  $(20,410)  $(28,403)
                                                      ========   ========   ========   ========
    Per share net loss allocated to Surgical
      Products Stock--basic and diluted.............  $  (0.70)             $  (1.37)
                                                      ========              ========
    Weighted average shares outstanding--basic and
      diluted.......................................    14,905                14,880
                                                      ========              ========
    Pro forma per share net loss allocated to
      Surgical Products Stock--basic and diluted....             $  (1.19)             $  (1.92)
                                                                 ========              ========
    Pro forma weighted shares outstanding--basic and
      diluted.......................................               14,800                14,800
                                                                 ========              ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
  ALLOCATED TO TISSUE REPAIR STOCK:
    Net loss allocated to Tissue Repair Stock.......  $ (4,031)  $ (8,382)  $ (9,002)  $(17,998)
                                                      ========   ========   ========   ========

    Per share net loss allocated to Tissue Repair
      Stock--basic and diluted......................  $  (0.14)  $  (0.37)  $  (0.31)  $  (0.81)
                                                      ========   ========   ========   ========

    Weighted average shares outstanding--basic and
      diluted.......................................    28,666     22,764     28,598     22,355
                                                      ========   ========   ========   ========

COMPREHENSIVE INCOME (LOSS):
  Net income........................................  $ 44,534   $  6,291   $ 76,352   $ 22,348
                                                      --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments........      (132)    (4,986)   (10,355)   (13,812)
                                                      --------   --------   --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) on securities
        arising during the period...................   (47,925)       792      4,374     (1,517)
      Reclassification adjustment for (gains) losses
        included in net income......................      (673)     3,169       (673)     1,945
                                                      --------   --------   --------   --------
      Unrealized gains (losses) on securities,
        net.........................................   (48,598)     3,961      3,701        428
                                                      --------   --------   --------   --------
  Other comprehensive loss..........................   (48,730)    (1,025)    (6,654)   (13,384)
                                                      --------   --------   --------   --------
Comprehensive income (loss).........................  $ (4,196)  $  5,266   $ 69,698   $  8,964
                                                      ========   ========   ========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  178,730     $  130,156
  Short-term investments....................................     182,877        255,846
  Accounts receivable, net..................................     180,947        166,803
  Inventories...............................................     127,347        117,269
  Prepaid expenses and other current assets.................      25,720         18,918
  Deferred tax assets--current..............................      40,776         41,195
                                                              ----------     ----------
    Total current assets....................................     736,397        730,187
Property, plant and equipment, net..........................     396,048        383,181
Long-term investments.......................................     332,603        266,988
Notes receivable-related party..............................      10,000          6,603
Intangibles, net............................................     241,077        253,153
Deferred tax assets--noncurrent.............................      11,945         18,631
Investment in equity securities.............................     108,732         97,859
Other.......................................................      55,518         30,680
                                                              ----------     ----------
    Total assets............................................  $1,892,320     $1,787,282
                                                              ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   22,087     $   27,853
  Accrued expenses..........................................      71,674         73,359
  Income taxes payable......................................      40,994         27,946
  Deferred revenue..........................................       4,619          3,700
  Current portion of long-term debt and capital lease
    obligations.............................................         992          5,080
                                                              ----------     ----------
    Total current liabilities...............................     140,366        137,938
Long-term debt and capital lease obligations................      18,283         18,000
Convertible notes and debentures, net.......................     273,150        272,622
Other.......................................................       2,889          2,330
                                                              ----------     ----------
    Total liabilities.......................................     434,688        430,890
Stockholders' equity:
  Genzyme General Stock.....................................         854            842
  Molecular Oncology Stock..................................         137            134
  Surgical Products Stock...................................         150            148
  Tissue Repair Stock.......................................         288            285
  Treasury stock--Genzyme General--at cost..................        (901)          (901)
  Additional paid-in capital--Genzyme General Stock.........     478,455        469,776
  Additional paid-in capital--Molecular Oncology Stock......      84,036         67,672
  Additional paid-in capital--Surgical Products Stock.......     542,966        542,343
  Additional paid-in capital--Tissue Repair Stock...........     222,959        217,103
  Retained earnings.........................................     133,554         57,202
  Accumulated other comprehensive income (loss).............      (4,866)         1,788
                                                              ----------     ----------
    Total stockholders' equity..............................   1,457,632      1,356,392
                                                              ----------     ----------
    Total liabilities and stockholders' equity..............  $1,892,320     $1,787,282
                                                              ==========     ==========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  76,352   $  22,348
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................     32,838      37,033
    Provision for bad debts.................................      4,311       8,300
    Note received from collaborator.........................    (10,000)         --
    Minority interest in net loss of subsidiary.............     (2,208)     (1,730)
    Equity in net loss of unconsolidated affiliates.........     19,446      19,100
    Gain on affiliate sale of stock.........................    (20,270)       (606)
    Gain on sale of product line............................         --      (7,500)
    Gain on sale of equity securities.......................     (6,592)     (1,963)
    Charge for impaired investment..........................         --       5,487
    Deferred income tax expense (benefit), net..............      4,668      (1,324)
    Other...................................................       (253)       (550)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (21,718)     (9,277)
      Inventories...........................................    (12,507)     (4,095)
      Prepaid expenses and other current assets.............     (3,764)      3,622
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................      9,659       9,668
                                                              ---------   ---------
        Net cash provided by operating activities...........     69,962      78,513
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (322,868)   (320,388)
  Sales and maturities of investments.......................    330,971     269,029
  Proceeds from sale of equity securities...................        837      11,090
  Purchase of equity securities.............................     (5,000)         --
  Purchase of property, plant and equipment.................    (35,859)    (30,410)
  Investment in unconsolidated affiliates...................    (12,856)    (22,269)
  Other.....................................................     (1,607)      9,141
                                                              ---------   ---------
        Net cash used in investing activities...............    (46,382)    (83,807)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     30,965      31,472
  Payments of debt and capital lease obligations............     (5,000)       (791)
  Other.....................................................      2,054       3,934
                                                              ---------   ---------
        Net cash provided by financing activities...........     28,019      34,615
                                                              ---------   ---------

Effect of exchange rate changes on cash.....................     (3,025)     (1,864)
                                                              ---------   ---------
Increase in cash and cash equivalents.......................     48,574      27,457
Cash and cash equivalents at beginning of period............    130,156     118,612
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 178,730   $ 146,069
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

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 1999 Form 10-K/A. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

2.  FINANCIAL INFORMATION

    We present financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements.

    To aid investors in evaluating the financial position and performance of a Genzyme division, we publish quarterly financial statements that reflect the assets, liabilities and results of operations allocated to the division. Our charter sets forth what operations, assets and liabilities were initially allocated to a division and states that going forward the division will also include all business, products or programs, developed by or acquired for the division, as determined by our board of directors. We then manage and account for transactions among our divisions and with third parties, and any resulting re-allocation of assets and liabilities, by applying consistently across divisions a detailed set of policies established by our board of directors. We have publicly disclosed our divisional management and accounting policies, which appear in Exhibit 99.1 to our 1999 Form 10-K/A. With some exceptions contained in these policies, our board of directors retains the discretion to revise these policies at any time, subject to its fiduciary duty to stockholders.

    The allocations to our divisions are governed by our management and accounting policies. These policies, and therefore, the allocation methodologies, may be modified or rescinded by our board of directors without stockholder approval. We make allocations based on the following methodologies:

    - Specific identification--we allocate assets that are dedicated to the production of goods of a division or which solely benefit a division to that division. We allocate liabilities incurred as a result of the performance of services for the benefit of a division or in connection with the expenses incurred which directly benefit a division to that division. These specifically identified assets and liabilities include:

       - cash;

       - investments;

       - accounts receivable;

       - inventories;

       - property and equipment;

       - intangible assets;

       - accounts payable;

                      GENZYME CORPORATION AND SUBSIDIARIES

2.  FINANCIAL INFORMATION (CONTINUED)
       - accrued expenses; and

       - deferred revenue.

    We allocate revenues we receive from licenses we grant to third parties for a division's products or services and the related costs to that division;

    - Actual usage--we charge expenses to the division for whose benefit the expenses are incurred. We charge research and development, sales and marketing, and direct general and administrative services on a cost basis to the divisions for which the service is performed. These charges are generally based on direct labor hours;

    - Proportionate usage--we allocate costs incurred that benefit more than one division based on our management's estimate of the proportionate benefit each division receives. These costs include facilities, legal, finance, human resources, executive and investor relations; or

    - Board directed--our board of directors allocates both internally developed and acquired programs and products to divisions. Our board of directors also allocates long-term debt and strategic investments.

    We believe the divisional allocations are reasonable and have been consistently applied. However, the division's results of operations may not be indicative of what would have been realized if the division was a stand-alone entity.

    We present earnings per share data for Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock in our unaudited, consolidated financial statements. The chief mechanism meant to tie the value of each of our "tracking" stocks to the performance of its corresponding division are provisions in our corporate charter that base the amount available to pay dividends on that series of stock on the earnings and losses that have been allocated to the corresponding division and, in the case of Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock, the mandatory distribution to the holders of these securities of the value of any purchase consideration paid by a third party acquirer of the business allocated to the applicable division. To determine the earnings allocable to a particular division's stock, we take that division's net income or loss for the applicable period, as determined in accordance with generally accepted accounting principles and our management and accounting policies, and adjust it for the tax benefits allocated to or from that division. Our charter provides that unutilized tax benefits of a division can be reallocated to another division which could use such tax benefits, without compensating the division that originated the tax benefit.

    While tracking stock is designed to reflect our divisions' performance, it remains common stock of Genzyme Corporation. Consequently, holders of tracking stock have no specific rights to the assets of the division. Genzyme Corporation continues to hold title to all of the company's assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the divisions for financial statement presentation purposes. Holders of shares of our tracking stock, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets devoted to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, tracking stockholders would only have the rights of common stockholders in the combined assets of Genzyme.

                      GENZYME CORPORATION AND SUBSIDIARIES

3.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $ 49,555      $ 39,958
Work-in-process......................................      41,748        44,559
Finished products....................................      36,044        32,752
                                                         --------      --------
  Total..............................................    $127,347      $117,269
                                                         ========      ========

4.  INVESTMENT IN FOCAL, INC.

    In April 2000, Focal, Inc. exercised its first option under the stock purchase agreement between Genzyme and Focal. As required by the terms of this agreement, we purchased $5.0 million of Focal common stock at a price of $8.14 per share. We have allocated these shares to Genzyme Surgical Products. We are committed, at Focal's option, to make future additional equity investments of up to $10.0 million subject to certain conditions.

5.  REGISTRATION STATEMENTS

    In March 2000, we filed with the SEC a prospectus pursuant to Rule 424 of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of Molecular Oncology Stock (plus 450,000 shares issuable upon exercise of the underwriter's over-allotment option). In April 2000, in light of market volatility and market conditions at the time, we terminated the offering of shares of Molecular Oncology Stock contemplated by the prospectus.

    Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, as amended, in July 2000, we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

6.  INTERDIVISIONAL FINANCING ARRANGEMENTS

    In 1998, our board of directors made $30.0 million of cash that had been allocated to Genzyme General available to Genzyme Molecular Oncology. All of these funds remained available as of December 31, 1999. Genzyme Molecular Oncology may draw down funds as needed in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of designated shares of Molecular Oncology Stock was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw.

                      GENZYME CORPORATION AND SUBSIDIARIES

6.  INTERDIVISIONAL FINANCING ARRANGEMENTS (CONTINUED)
    In 1998, our board of directors made $50.0 million of cash that had been allocated to Genzyme General available to Genzyme Tissue Repair, of which $20.0 million remained available as of December 31, 1999. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for Genzyme Tissue Repair designated shares. Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In March 2000, Genzyme Tissue Repair made a
$5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of designated shares of Tissue Repair Stock was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw.

7.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS

    In March 2000, Genzyme General recorded $19.5 million as research and development expense, representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize Pompase-TM- enzyme replacement therapy for Pompe disease, which is produced using a Chinese hamster ovary cell line. In connection with this license, Genzyme General will pay Synpac certain amounts upon the achievement of certain development and commercialization milestones. Genzyme General will also pay Synpac royalties for a specified period of time based on certain percentages of sales.

    In June 2000, Genzyme and Pharming Group N.V. entered into a strategic alliance agreement to share in the development and funding for the commercialization of Pompase-TM- enzyme replacement therapy. Upon execution of the definitive agreement, Pharming paid Genzyme cash of $250,000 and issued to Genzyme a $10.0 million 7% Convertible Senior Note due June 1, 2004 (the "Pharming Note"). This consideration was a reimbursement for 50% of the amounts Genzyme previously paid to Synpac for product development and technology fees and expenses. Accordingly, Genzyme recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000.

    The Pharming Note is convertible at any time at Genzyme's option into fully paid and nonassessable Ordinary Shares of Pharming. We have allocated our interest in the Pharming Note to Genzyme General and have classified the Pharming Note as a long-term, related party note receivable as of June 30, 2000.

8.  GAIN ON AFFILIATE SALE OF STOCK

    In February 2000, Genzyme Transgenics Corporation, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriters' overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of a valuation allowance on a deferred tax asset. As a result of the issuance of the additional shares by Genzyme Transgenics, our ownership interest in Genzyme Transgenics decreased from 33% to 28%.

                      GENZYME CORPORATION AND SUBSIDIARIES

9.  GAIN ON SALE OF EQUITY SECURITIES

    In June 2000, Genzyme General recorded a gain of $5.5 million upon the sale of a portion of its investment in Genzyme Transgenics common stock. The tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses.

10.  SETTLEMENT OF LAWSUIT

    In April 2000, we received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit, which we recorded as other income in our unaudited, consolidated statements of operations for the three and six months ended June 30, 2000. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme. We allocated the net proceeds of the settlement of this lawsuit to Genzyme General.

11.  TAX PROVISION AND ALLOCATED TAX BENEFITS

                                          THREE MONTHS
                                              ENDED                        SIX MONTHS ENDED
                                            JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2000       1999      % CHANGE      2000       1999      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Tax provision........................  $20,699     $7,431       179%      $32,553    $17,264       89%
Tax rate.............................      32%        54%                     30%        44%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the three months ended June 30, 2000 we reversed a $1.9 million valuation allowance, which reduced our tax rate for the period by 2.9%. In the six months ended June 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced our tax rate for the period by 4.9%.

                      GENZYME CORPORATION AND SUBSIDIARIES

12.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

GENZYME GENERAL STOCK:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Division net income................................  $59,025       $27,913       $104,334      $61,418
Tax benefit allocated from Genzyme Molecular
  Oncology.........................................    2,442         2,376          3,538        4,310
Tax benefit allocated from Genzyme Surgical
  Products.........................................    3,241         6,525          6,661       10,350
Tax benefit allocated from Genzyme Tissue Repair...    1,369         3,412          3,181        7,374
                                                     -------       -------       --------      -------
Net income allocated to Genzyme General
  Stock--basic.....................................   66,077        40,226        117,714       83,452
  Impact of assumed conversions of dilutive
    securities (net of tax):
    Genzyme's 5 1/4% convertible subordinated notes
      due June 2005 (the "Genzyme General Notes"):
      Interest expense.............................    2,259         1,903          4,422        3,949
      Amortization of debt discount and offering
        costs (1)..................................      161           136            315          282
    Genzyme's 5% convertible subordinated
      debentures due August 2003 (the "Genzyme
      General Debentures"):
      Interest expense.............................      181           154            356          319
      Amortization of debt offering costs (2)......       31            25             61           53
                                                     -------       -------       --------      -------
Net income allocated to Genzyme General
  Stock--diluted...................................  $68,709       $42,444       $122,868      $88,055
                                                     =======       =======       ========      =======
Shares used in computing per share net income
  allocated to Genzyme General Stock--basic........   84,948        82,644         84,725       82,301
  Effect of dilutive securities:
    Employee and director stock options............    3,153         3,071          3,217        3,356
    Warrants.......................................       --            25             --           29
    Genzyme General Notes (3)......................    6,313         6,313          6,313        6,313
    Genzyme General Debentures (3).................      630           630            630          630
                                                     -------       -------       --------      -------
  Dilutive potential common shares (4).............   10,096        10,039         10,160       10,328
                                                     -------       -------       --------      -------
Shares used in computing per share net income
  allocated to Genzyme General Stock--diluted
  (4)..............................................   95,044        92,683         94,885       92,629
                                                     =======       =======       ========      =======
Per share net income allocated to Genzyme General
  Stock--basic.....................................  $  0.78       $  0.49       $   1.39      $  1.01
                                                     =======       =======       ========      =======
Per share net income allocated to Genzyme General
  Stock--diluted (4)...............................  $  0.72       $  0.46       $   1.29      $  0.95
                                                     =======       =======       ========      =======

------------------------

(1) The debt discount and offering costs of approximately $7.0 million are being amortized over the term of the Genzyme General Notes, which mature in June 2005.

                      GENZYME CORPORATION AND SUBSIDIARIES

12.  NET INCOME (LOSS) PER SHARE (CONTINUED)
(2) The debt offering costs of approximately $0.9 million are being amortized over the term of the Genzyme General Debentures, which mature in August 2003.

(3) The Genzyme General Notes were issued in May 1998 and the Genzyme General Debentures were issued in August 1998.

(4) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for the three and six months ended June 30, 2000 and 1999 because these securities had an exercise price greater than the average market price of Genzyme General Stock during each respective period. Such securities include:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Total shares of Genzyme General Stock issuable for
  options...................................................   3,615      1,801      3,290      1,591
                                                               =====      =====      =====      =====

MOLECULAR ONCOLOGY STOCK:

    For all periods presented, the per share net loss allocated to Molecular Oncology Stock basic and diluted were the same. We did not include the securities described in the following table in the computation of the per share net loss allocated to Molecular Oncology Stock-diluted for each period because these securities would have an anti-dilutive effect due to the losses allocated to Molecular Oncology Stock in each period:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares of Molecular Oncology Stock issuable for options
  (1).......................................................     566          2        619          2
Warrants to purchase Molecular Oncology Stock...............      10         10         10         10
Shares of Molecular Oncology Stock issuable upon conversion
  of the Genzyme General Notes..............................     682        682        682        682
Genzyme Molecular Oncology designated shares (2)............   1,318        728      1,318        728
                                                               -----      -----      -----      -----
Total shares excluded from the diluted loss per
  Genzyme Molecular Oncology share calculation..............   2,576      1,422      2,629      1,422
                                                               =====      =====      =====      =====

------------------------

(1) Excludes the following securities that had an exercise price greater than the average market price of Molecular Oncology Stock during each respective period:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares with exercise prices greater than the average market
  price Molecular Oncology Stock during the period..........     25       1,678        14       1,577
                                                                 ==       =====        ==       =====

(2) Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology.

                      GENZYME CORPORATION AND SUBSIDIARIES

12.  NET INCOME (LOSS) PER SHARE (CONTINUED)
SURGICAL PRODUCTS STOCK:

    We disclose pro forma net loss per share for Genzyme Surgical Products for the three and six months ended June 30, 1999 because Surgical Products Stock was not outstanding during the entire three and six month periods.

    For the three and six months ended June 30, 2000, the per share net loss allocated to Surgical Products Stock basic and diluted are the same. We did not include the securities described in the following table in the computation of the per share net loss allocated to Surgical Products Stock for each period because these securities would have an anti-dilutive effect due to the losses allocated to Surgical Products Stock in each period:

                                                                THREE
                                                               MONTHS     SIX MONTHS
                                                                ENDED       ENDED
                                                              JUNE 30,     JUNE 30,
                                                              ---------   ----------
                                                                2000         2000
                                                              ---------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Shares of Surgical Products Stock issuable for options
  (1).......................................................      350         451
Shares of Surgical Products Stock issuable upon conversion
  of the Genzyme General Notes..............................    1,130       1,130
Genzyme Surgical Products designated shares (2).............       35          --
                                                                -----       -----
Total shares excluded from the diluted loss per Surgical
  Products Stock share calculation..........................    1,515       1,581
                                                                =====       =====

------------------------

(1) Excludes the following securities that had an exercise price greater than the average market price of Surgical Products Stock during each respective period:

                                                                THREE
                                                               MONTHS     SIX MONTHS
                                                                ENDED       ENDED
                                                              JUNE 30,     JUNE 30,
                                                              ---------   ----------
                                                                2000         2000
                                                              ---------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Shares with exercise prices greater than the average market
  price Surgical Products Stock during the period...........       37          24
                                                                =====       =====

(2) Genzyme Surgical Products designated shares are authorized shares of Surgical Products Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Surgical Products.

                      GENZYME CORPORATION AND SUBSIDIARIES

12.  NET INCOME (LOSS) PER SHARE (CONTINUED)
TISSUE REPAIR STOCK:

    For all periods presented, the per share net loss allocated to Tissue Repair Stock basic and diluted are the same. We did not include the securities described in the following table in the computation of the per share net loss allocated to Tissue Repair Stock-diluted for each period because these securities would have an anti-dilutive effect due to the losses allocated to Tissue Repair Stock in each period:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares of Tissue Repair Stock issuable for options (1)......     209           4       271           3
Shares of Tissue Repair Stock issuable upon conversion of 5%
  convertible subordinated note (2).........................      --       4,418        --       4,418
Genzyme Tissue Repair designated shares (3).................   2,959       2,289     2,959       2,289
                                                               -----      ------     -----      ------
Total shares excluded from the diluted loss per Tissue
  Repair Stock share calculation............................   3,168       6,711     3,230       6,710
                                                               =====      ======     =====      ======

------------------------

(1) Excludes the following securities that had an exercise price greater than the average market price of Tissue Repair Stock during each respective period:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares with exercise prices greater than the average market
  price Tissue Repair Stock during the period...............   2,636      3,832      2,560      3,773
                                                               =====      =====      =====      =====

(2) The conversion of Genzyme Tissue Repair's 5% convertible subordinated note was completed in the fourth quarter of 1999.

(3) Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Tissue Repair.

                      GENZYME CORPORATION AND SUBSIDIARIES

13.  SEGMENT REPORTING

    We present segment information in a manner consistent with the method we use to report this information to our management. We have five reportable segments:

    - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme-Registered Trademark- enzyme;

    - Diagnostic Products, which provides diagnostic products to niche markets with a focus on IN VITRO diagnostics;

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

                      GENZYME CORPORATION AND SUBSIDIARIES

13.  SEGMENT REPORTING (CONTINUED)
    Information concerning the operations in these reportable segments is as follows:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Genzyme General:
    Therapeutics....................................  $148,578   $119,223   $282,380   $234,264
    Diagnostic Products.............................    15,539     14,955     30,777     29,646
    Other...........................................    22,425     19,456     43,847     39,914
    Eliminations/Adjustments (1)....................       152        571        316      1,147
                                                      --------   --------   --------   --------
      Total Genzyme General.........................   186,694    154,205    357,320    304,971
    Genzyme Molecular Oncology......................       963      1,133      3,518      2,746
    Genzyme Surgical Products.......................    29,969     26,681     59,051     54,034
    Genzyme Tissue Repair...........................     6,287      4,665     12,154      8,688
    Eliminations/Adjustments (2)....................        --         --         --        (11)
                                                      --------   --------   --------   --------
      Total.........................................  $223,913   $186,684   $432,043   $370,428
                                                      ========   ========   ========   ========
Net income (loss):
  Net income (loss) allocated to Genzyme General
    Stock:
    Division net income (loss)--Genzyme General:
      Therapeutics..................................  $ 54,252   $ 32,910   $ 83,515   $ 66,781
      Diagnostic Products...........................       815      1,071      1,530      2,200
      Other.........................................      (625)       187       (796)    (1,851)
      Eliminations/Adjustments (3)..................     4,583     (6,255)    20,085     (5,712)
                                                      --------   --------   --------   --------
    Division net income--Genzyme General............    59,025     27,913    104,334     61,418
    Tax benefits allocated from other Genzyme
      divisions.....................................     7,052     12,313     13,380     22,034
                                                      --------   --------   --------   --------
  Net income allocated to Genzyme General Stock.....    66,077     40,226    117,714     83,452
  Net loss allocated to Molecular Oncology Stock....    (7,363)    (8,158)   (12,420)   (15,218)
  Net loss allocated to Surgical Products Stock.....   (10,367)   (17,658)   (20,410)   (28,403)
  Net loss allocated to Tissue Repair Stock.........    (4,031)    (8,382)    (9,002)   (17,998)
  Eliminations/Adjustments (4)......................       218        263        470        515
                                                      --------   --------   --------   --------
      Total.........................................  $ 44,534   $  6,291   $ 76,352   $ 22,348
                                                      ========   ========   ========   ========

------------------------

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(2) Represents the elimination of inter-tracking stock trade revenue.

(3) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The six months ended June 30, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics. (See Note 8 above.)

                      GENZYME CORPORATION AND SUBSIDIARIES

13.  SEGMENT REPORTING (CONTINUED)
(4) Includes primarily a difference in amortization due to the different amounts of goodwill associated with the acquisition of PharmaGenics, Inc. carried at both the Genzyme Molecular Oncology and the corporate level. Also includes the tax benefits allocated from Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair to Genzyme General.

    There has been no material change in segment assets since December 31, 1999.

14.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon SEC clearance of the Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities of Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

    Biomatrix stockholders will receive $37 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix Stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.

    For more information about the merger and the merger consideration, we encourage you to carefully read the Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on July 3, 2000.

15.  NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board Opinion No. 25" ("FIN-44"). FIN-44 will be effective on July 1, 2000, but certain conclusions in FIN-44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 will be effective in the fourth quarter of 2000.

    We are currently evaluating the guidance provided in FIN-44 and SAB 101 and do not expect their application to have a material effect on our financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS
                                                                     ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenues:
  Net product sales.........................................  $171,470   $139,192   $326,809   $275,541
  Net service sales.........................................    15,061     14,534     30,181     28,426
  Revenues from research and development contracts:
    Related parties.........................................       114        432        245        912
    Other...................................................        49         47         85         92
                                                              --------   --------   --------   --------
      Total revenues........................................   186,694    154,205    357,320    304,971
                                                              --------   --------   --------   --------
Operating costs and expenses:
  Cost of products sold.....................................    37,051     27,136     69,271     55,103
  Cost of services sold.....................................     8,944      9,033     17,772     17,788
  Selling, general and administrative.......................    42,972     42,333     81,194     78,058
  Research and development (including research and
    development related to contracts).......................    15,391     24,947     58,134     46,012
  Amortization of intangibles...............................     2,011      2,017      3,979      4,103
                                                              --------   --------   --------   --------
    Total operating costs and expenses......................   106,369    105,466    230,350    201,064
                                                              --------   --------   --------   --------
Operating income............................................    80,325     48,739    126,970    103,907
                                                              --------   --------   --------   --------
Other income (expense):
  Equity in net loss of unconsolidated affiliates...........   (11,313)    (6,969)   (19,446)   (14,725)
  Minority interest.........................................     1,352        864      2,208      1,730
  Investment income.........................................     8,639      8,820     16,726     16,743
  Interest expense..........................................    (3,441)    (5,137)    (6,992)   (10,186)
  Gain on affiliate sale of stock...........................        --         --     20,270        606
  Gain on sale of product line..............................        --      7,500         --      7,500
  Gain on sale of equity securities.........................     6,592         --      6,592      1,963
  Charge for impaired investment............................        --     (5,487)        --     (5,487)
  Other.....................................................     5,174         --      5,153         --
                                                              --------   --------   --------   --------
    Total other income (expense)............................     7,003       (409)    24,511     (1,856)
                                                              --------   --------   --------   --------
Income before income taxes..................................    87,328     48,330    151,481    102,051
Provision for income taxes..................................   (28,303)   (20,417)   (47,147)   (40,633)
                                                              --------   --------   --------   --------
Division net income.........................................  $ 59,025   $ 27,913   $104,334   $ 61,418
                                                              ========   ========   ========   ========
Comprehensive division income (loss):
  Division net income.......................................  $ 59,025   $ 27,913   $104,334   $ 61,418
                                                              --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................      (174)    (4,986)   (10,397)   (13,812)
                                                              --------   --------   --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) on securities arising during
        the period..........................................   (43,424)     1,420      6,785       (889)
      Reclassification adjustment for (gains) losses
        included in division net income.....................      (673)     3,169       (673)     1,945
                                                              --------   --------   --------   --------
    Unrealized gains (losses) on securities, net............   (44,097)     4,589      6,112      1,056
                                                              --------   --------   --------   --------
  Other comprehensive loss..................................   (44,271)      (397)    (4,285)   (12,756)
                                                              --------   --------   --------   --------
Comprehensive division income (loss)........................  $ 14,754   $ 27,516   $100,049   $ 48,662
                                                              ========   ========   ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  154,474     $   94,523
  Short-term investments....................................     118,650        214,240
  Accounts receivable, net..................................     153,783        141,949
  Inventories...............................................      86,138         84,384
  Prepaid expenses and other current assets.................      24,200         17,632
  Due from Genzyme Molecular Oncology.......................       4,104          3,793
  Due from Genzyme Surgical Products........................       8,368          6,406
  Due from Genzyme Tissue Repair............................         214            683
  Deferred tax assets--current..............................      40,776         41,195
                                                              ----------     ----------
    Total current assets....................................     590,707        604,805
Property, plant and equipment, net..........................     375,449        362,548
Long-term investments.......................................     312,853        205,142
Notes receivable- related party.............................      10,000          6,603
Intangibles, net............................................      71,177         75,370
Deferred tax assets--noncurrent.............................      10,574         19,844
Investment in equity securities.............................     104,458         94,719
Other.......................................................      51,639         30,552
                                                              ----------     ----------
    Total assets............................................  $1,526,857     $1,399,583
                                                              ==========     ==========

              LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................  $   16,278     $   23,229
  Accrued expenses..........................................      59,124         62,514
  Income taxes payable......................................      40,994         27,946
  Deferred revenue..........................................       3,880          3,475
  Current portion of long-term debt and capital lease
    obligations.............................................         887             80
                                                              ----------     ----------
    Total current liabilities...............................     121,163        117,244
Long-term debt and capital lease obligations................          73             --
Convertible subordinated notes and debentures...............     273,150        272,622
Other.......................................................       2,737          2,103
                                                              ----------     ----------
    Total liabilities.......................................     397,123        391,969

Division equity.............................................   1,129,734      1,007,614
                                                              ----------     ----------
Total liabilities and division equity.......................  $1,526,857     $1,399,583
                                                              ==========     ==========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                2000            1999
                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income.......................................  $ 104,334       $  61,418
  Reconciliation of division net income to net cash provided by operating activities:
    Depreciation and amortization...........................     22,844          26,829
    Provision for bad debts.................................      4,124           8,125
    Notes received from a collaborator......................    (10,000)             --
    Equity in net loss of unconsolidated affiliates.........     19,446          14,725
    Minority interest in net loss of subsidiary.............     (2,208)         (1,730)
    Gain on affiliate sale of stock.........................    (20,270)           (606)
    Gain on sale of product line............................         --          (7,500)
    Gain on sale of equity securities.......................     (6,592)         (1,963)
    Charge for impaired investment..........................         --           5,487
    Deferred income tax expense.............................      5,882              --
    Other...................................................     (1,148)           (493)
    Increase (decrease) in cash from working capital
     changes:
      Accounts receivable...................................    (19,219)        (13,671)
      Inventories...........................................     (4,183)          3,795
      Prepaid expenses and other current assets.............     (3,529)          1,585
      Due from other Genzyme divisions......................     (1,824)         (6,580)
      Accounts payable, accrued expenses, income taxes
       payable and deferred revenue.........................     19,652          27,620
                                                              ---------       ---------
      Net cash provided by operating activities.............    107,309         117,041
                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (239,134)       (320,388)
  Sales and maturities of investments.......................    228,343         268,007
  Proceeds from sale of equity securities...................        837          11,090
  Purchase of property, plant and equipment.................    (34,187)        (28,157)
  Investments in unconsolidated affiliates..................    (12,856)        (18,675)
  Other.....................................................      2,210           8,966
                                                              ---------       ---------
      Net cash used in investing activities.................    (54,787)        (79,157)
                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General
    Stock...................................................     28,346          31,251
  Payments of debt and capital lease obligations............         --            (643)
  Net cash allocated to Genzyme Molecular Oncology..........    (15,000)             --
  Net cash allocated to Genzyme Surgical Products...........         --         (53,163)
  Net cash allocated to Genzyme Tissue Repair...............     (4,940)        (29,984)
  Other.....................................................      2,054           3,934
                                                              ---------       ---------
      Net cash provided by (used in) financing activities...     10,460         (48,605)
                                                              ---------       ---------
Effect of exchange rate changes on cash.....................     (3,031)         (1,864)
                                                              ---------       ---------
Increase (decrease) in cash and cash equivalents............     59,951         (12,585)
Cash and cash equivalents at beginning of period............     94,523         100,012
                                                              ---------       ---------
Cash and cash equivalents at end of period..................  $ 154,474       $  87,427
                                                              =========       =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

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

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme General included in our 1999 Form 10-K/A. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

    We established Genzyme Surgical Products as a separate division of Genzyme in June 1999. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These unaudited, combined financial statements reflect the allocated financial position, results of operations and cash flows of Genzyme General as if Genzyme Surgical Products had been accounted for as a separate division of Genzyme for all periods presented.

2.  FINANCIAL INFORMATION

    We present the allocated financial information of Genzyme General in these Genzyme General unaudited, combined financial statements. We present the financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read the accompanying unaudited, consolidated financial statements.

    To aid investors in evaluating the financial position and performance of Genzyme General, we publish quarterly financial statements that reflect the assets, liabilities and results of operations allocated to the division. Our charter sets forth what operations, assets and liabilities are initially allocated to Genzyme General and states that going forward the division will also include all business, products or programs, developed by or acquired for the division, as determined by our board of directors. With some exceptions contained in these policies, our board of directors retains the discretion to revise these policies at any time, subject to its fiduciary duty to stockholders.

    The allocations to our divisions are governed by our management and accounting policies. These policies, and therefore, the allocation methodologies, may be modified or rescinded by our board of directors without stockholder approval. We make allocations based on the following methodologies:

    - Specific identification--we allocate assets that are dedicated to the production of goods of a division or which solely benefit a division to that division. We allocate liabilities incurred as a result of the performance of services for the benefit of a division or in connection with the expenses incurred which directly benefit a division to that division. These specifically identified assets and liabilities include:

       - cash;

       - investments;

       - accounts receivable;

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
       - inventories;

       - property and equipment;

       - intangible assets;

       - accounts payable;

       - accrued expenses; and

       - deferred revenue.

    We allocate revenues we receive from licenses we grant to third parties for a division's products or services and the related costs to that division;

    - Actual usage--we charge expenses to the division for whose benefit the expenses are incurred. We charge research and development, sales and marketing, and direct general and administrative services on a cost basis to the divisions for which the service is performed. These charges are generally based on direct labor hours;

    - Proportionate usage--we allocate costs incurred that benefit more than one division based on our management's estimate of the proportionate benefit each division receives. These costs include facilities, legal, finance, human resources, executive and investor relations; or

    - Board directed--our board of directors allocates both internally developed and acquired programs and products to divisions. Our board of directors also allocates long-term debt and strategic investments.

    We believe the divisional allocations are reasonable and have been consistently applied. However, the division's results of operations may not be indicative of what would have been realized if the division was a stand-alone entity.

    We present earnings per share data for Genzyme General Stock in our accompanying, unaudited, consolidated financial statements. The chief mechanism meant to tie the value of each of our "tracking" stocks to the performance of its corresponding division are provisions in our corporate charter that base the amount available to pay dividends on that series of stock on the earnings and losses that have been allocated to the corresponding division and, in the case of Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock, the mandatory distribution to the holders of these securities of the value of any purchase consideration paid by a third party acquirer of the business allocated to the applicable division. To determine the earnings allocable to a particular division's stock, we take that division's net income or loss for the applicable period, as determined in accordance with generally accepted accounting principles and our management and accounting policies, and adjust it for the tax benefits allocated to or from that division. Our charter provides that unutilized tax benefits of a division can be reallocated to another division which could use such tax benefits, without compensating the division that originated the tax benefit.

    While Genzyme General Stock is designed to reflect Genzyme General's performance, it remains common stock of Genzyme Corporation. Consequently, holders of Genzyme General Stock have no specific rights to the assets of Genzyme General. Genzyme Corporation continues to hold title to all of the company's assets and is responsible for all of its liabilities, regardless of how it allocates assets and

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
liabilities among the divisions for financial statement presentation purposes. Genzyme General stockholders, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets devoted to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, Genzyme General stockholders and other tracking stockholders would only have the rights of common stockholders in the combined assets of Genzyme.

3.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $28,522        $24,057
Work-in-process......................................     37,666         40,592
Finished products....................................     19,950         19,735
                                                         -------        -------
    Total............................................    $86,138        $84,384
                                                         =======        =======

4.  INTERDIVISIONAL FINANCING ARRANGEMENTS

    In 1998, our board of directors made $30.0 million of cash that had been allocated to Genzyme General available to Genzyme Molecular Oncology. All of these funds remained available as of December 31, 1999. Genzyme Molecular Oncology may draw down funds as needed in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw.

    In 1998, our board of directors made $50.0 million of cash that had been allocated to Genzyme General available to Genzyme Tissue Repair, of which $20.0 million remained available as of December 31, 1999. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for Genzyme Tissue Repair designated shares. Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In March 2000, Genzyme Tissue Repair made a
$5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tussue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined by using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS

    In March 2000, Genzyme General recorded $19.5 million as research and development expense, representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize Pompase(TM) enzyme replacement therapy for Pompe disease, which is produced using a Chinese hamster ovary cell line. In connection with this license, Genzyme General will pay Synpac certain amounts upon the achievement of certain development and commercialization milestones. Genzyme General will also pay Synpac royalties for a specified period of time based on certain percentages of sales.

    In June 2000, Genzyme and Pharming Group N.V. entered into a strategic alliance agreement to share in the development and funding for the commercialization of Pompase(TM) enzyme replacement therapy. Upon execution of the definitive agreement, Pharming paid Genzyme cash of $250,000 and issued to Genzyme a $10.0 million 7% Convertible Senior Note due June 1, 2004 (the "Pharming Note"). This consideration was a reimbursement for 50% of the amounts Genzyme previously paid to Synpac for product development and technology fees and expenses. Accordingly, Genzyme recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000.

    The Pharming Note is convertible at any time at Genzyme's option into fully paid and nonassessable Ordinary Shares of Pharming. We have allocated our interest in the Pharming Note to Genzyme General and have classified the Pharming Note as a long-term, related party note receivable as of June 30, 2000.

6.  GAIN ON AFFILIATE SALE OF STOCK

    In February 2000, Genzyme Transgenics Corporation, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of a valuation allowance on a deferred tax asset. As a result of the issuance of the additional shares by Genzyme Transgenics, our ownership interest in Genzyme Transgenics decreased from 33% to 28%.

7.  GAIN ON SALE OF EQUITY SECURITIES

    In June 2000, we recorded a gain of $5.5 million upon the sale of a portion of its investment in Genzyme Transgenics common stock. The tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses.

8.  SETTLEMENT OF LAWSUIT

    In April 2000, we received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit. We allocated these proceeds to Genzyme General and recorded them as other income in Genzyme General's unaudited, combined statements of operations for the three and six months ended June 30, 2000. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme General.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

9.  TAX PROVISION AND ALLOCATED TAX BENEFITS

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2000       1999      % CHANGE      2000       1999      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Tax provision....................  $(28,303)  $(20,417)     39%       $(47,147)  $(40,633)     16%
Effective tax rate...............    32%        42%                     31%        40%

    Genzyme General's tax rates for both periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the three months ended June 30, 2000 we reversed a $1.9 million valuation allowance, which reduced our tax rate for the period by 2.2%. In the six months ended June 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced our tax rate for the period by 3.5%.

10.  SEGMENT REPORTING

    We present segment information in a manner consistent with the method we use to report this information to our management. Genzyme General has two reportable segments:

    - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme-Registered Trademark- enzyme; and

    - Diagnostic Products, which provides diagnostic products to niche markets with a focus on IN VITRO diagnostics.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

10.  SEGMENT REPORTING (CONTINUED)
    Information concerning the operations in these reportable segments is as follows:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Therapeutics......................  $148,578   $119,223   $282,380   $234,264
  Diagnostic Products...............    15,539     14,955     30,777     29,646
  Other.............................    22,425     19,456     43,847     39,914
  Eliminations/Adjustments(1).......       152        571        316      1,147
                                      --------   --------   --------   --------
    Total...........................  $186,694   $154,205   $357,320   $304,971
                                      ========   ========   ========   ========

Division net income:
  Therapeutics......................  $ 54,252   $ 32,910   $ 83,515   $ 66,781
  Diagnostic Products...............       815      1,071      1,530      2,200
  Other.............................      (625)       187       (796)    (1,851)
  Eliminations/Adjustments(1).......     4,583     (6,255)    20,085     (5,712)
                                      --------   --------   --------   --------
    Total...........................  $ 59,025   $ 27,913   $104,334   $ 61,418
                                      ========   ========   ========   ========

------------------------

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. Division net income for the six months ended June 30, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics. (See
    Note 6 above.)

    There has been no material change in segment assets since December 31, 1999.

11.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 15., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    -----------------------   -----------------------
                                                      2000           1999       2000           1999
                                                    --------       --------   --------       --------
Revenues:
  Royalty and licensing revenue...................  $   963        $   335    $  3,518       $    739
  Revenue from research and development
    contracts--related party......................       --            198          --            496
  Service revenue.................................       --            600          --          1,500
  Service revenue--related party..................       --             --          --             11
                                                    -------        -------    --------       --------
    Total revenues................................      963          1,133       3,518          2,746
                                                    -------        -------    --------       --------

Operating costs and expenses:
  Cost of service revenues........................       --            160          --            506
  Cost of research and development, royalty and
    licensing revenue.............................      139            212         195            506
  Selling, general and administrative.............    1,788          1,418       2,978          3,037
  Research and development........................    4,594          4,728       8,652          8,633
  Amortization of intangibles.....................    2,464          2,957       5,420          5,913
                                                    -------        -------    --------       --------
    Total operating costs and expenses:...........    8,985          9,475      17,245         18,595
                                                    -------        -------    --------       --------
Operating loss....................................   (8,022)        (8,342)    (13,727)       (15,849)
                                                    -------        -------    --------       --------

Other income (expense):
  Equity in net loss of joint venture.............       --           (632)         --         (1,007)
  Investment income...............................      177            154         250            317
  Interest expense................................      (70)            --        (157)            (3)
                                                    -------        -------    --------       --------
    Total other income (expense)..................      107           (478)         93           (693)
                                                    -------        -------    --------       --------
Loss before income taxes..........................   (7,915)        (8,820)    (13,634)       (16,542)
Tax benefit.......................................      552            662       1,214          1,324
                                                    -------        -------    --------       --------
Division net loss.................................  $(7,363)       $(8,158)   $(12,420)      $(15,218)
                                                    =======        =======    ========       ========

Comprehensive division loss:
  Division net loss...............................  $(7,363)       $(8,158)   $(12,420)      $(15,218)
  Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities
      arising during the period...................       --             --          --             --
                                                    -------        -------    --------       --------
Comprehensive division loss.......................  $(7,363)       $(8,158)   $(12,420)      $(15,218)
                                                    =======        =======    ========       ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................     $1,085        $3,587
  Short term investments....................................      6,876            --
  Accounts receivable.......................................        139            --
  Prepaid expenses and other current assets.................         12           218
                                                                 ------        ------
    Total current assets....................................      8,112         3,805

Equipment, net..............................................        705           467
Intangibles, net............................................         --         5,420
                                                                 ------        ------
    Total assets............................................     $8,817        $9,692
                                                                 ======        ======

                       LIABILITIES AND DIVISION EQUITY (DEFICIT)

Current liabilities:
  Accrued expenses..........................................     $  927        $  676
  Due to Genzyme General....................................      4,104         3,793
  Deferred revenue..........................................        739           225
  Current portion of long-term debt and capital lease
    obligation..............................................        105         5,000
                                                                 ------        ------
    Total current liabilities...............................      5,875         9,694

  Deferred tax liability....................................         --         1,213
  Long-term debt and capital lease obligations..............        210            --
                                                                 ------        ------
    Total liabilities.......................................      6,085        10,907

Division equity (deficit)...................................      2,732        (1,215)
                                                                 ------        ------

    Total liabilities and division equity (deficit).........     $8,817        $9,692
                                                                 ======        ======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(12,420)  $(15,218)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,499      6,059
    Equity in net loss of joint venture.....................        --      1,007
    Deferred tax benefit....................................    (1,214)    (1,324)
    Other...................................................       (86)        18
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................      (139)     5,675
      Prepaid expenses and other current assets.............       206       (172)
      Accrued expenses and deferred revenue.................       765       (468)
      Due to Genzyme General................................       311       (110)
                                                              --------   --------
        Net cash used in operating activities...............    (7,078)    (4,533)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................    (6,790)        --
  Sales and maturities of investments.......................        --      1,022
  Acquisitions of equipment.................................        --        (43)
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................    (6,790)       979
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Molecular Oncology
    Stock...................................................     1,366         --
  Repayments of debt........................................    (5,000)        --
  Net cash allocated from Genzyme General...................    15,000         --
                                                              --------   --------
        Net cash provided by financing activities...........    11,366         --
                                                              --------   --------

Decrease in cash and cash equivalents.......................    (2,502)    (3,554)
Cash and cash equivalents at beginning of period............     3,587     10,868
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  1,085   $  7,314
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    We prepared the unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to the 2000 presentation.

    The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 1999 Form-10-K/A. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

2.  FINANCIAL INFORMATION

    We present the allocated financial information of Genzyme Molecular Oncology in these Genzyme Molecular Oncology unaudited, combined financial statements. We present the financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read the accompanying unaudited, consolidated financial statements.

    To aid investors in evaluating the financial position and performance of Genzyme Molecular Oncology, we publish quarterly financial statements that reflect the assets, liabilities and results of operations allocated to the division. Our charter sets forth what operations, assets and liabilities were initially allocated to Genzyme Molecular Oncology and states that going forward the division will also include all business, products or programs, developed by or acquired for the division, as determined by our board of directors. With some exceptions contained in these policies, our board of directors retains the discretion to revise these policies at any time, subject to its fiduciary duty to stockholders.

    The allocations to our divisions are governed by our management and accounting policies. These policies, and therefore, the allocation methodologies, may be modified or rescinded by our board of directors without stockholder approval. We make allocations based on the following methodologies:

    - Specific identification--we allocate assets that are dedicated to the production of goods of a division or which solely benefit a division to that division. We allocate liabilities incurred as a result of the performance of services for the benefit of a division or in connection with the expenses incurred which directly benefit a division to that division. These specifically identified assets and liabilities include:

       - cash;

       - investments;

       - accounts receivable;

       - inventories;

       - property and equipment;

       - intangible assets;

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
       - accounts payable;

       - accrued expenses; and

       - deferred revenue.

    We allocate revenues we receive from licenses we grant to third parties for a division's products or services and the related costs to that division;

    - Actual usage--we charge expenses to the division for whose benefit the expenses are incurred. We charge research and development, sales and marketing, and direct general and administrative services on a cost basis to the divisions for which the service is performed. These charges are generally based on direct labor hours;

    - Proportionate usage--we allocate costs incurred that benefit more than one division based on our management's estimate of the proportionate benefit each division receives. These costs include facilities, legal, finance, human resources, executive and investor relations; or

    - Board directed--our board of directors allocates both internally developed and acquired programs and products to divisions. Our board of directors also allocates long-term debt and strategic investments.

    We believe the divisional allocations are reasonable and have been consistently applied. However, the division's results of operations may not be indicative of what would have been realized if the division was a stand-alone entity.

    We present earnings per share data for Molecular Oncology Stock in our accompanying unaudited, consolidated financial statements.

    The chief mechanism meant to tie the value of each of our "tracking" stocks to the performance of its corresponding division are provisions in our corporate charter that base the amount available to pay dividends on that series of stock on the earnings and losses that have been allocated to the corresponding division and, in the case of Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock, the mandatory distribution to the holders of these securities of the value of any purchase consideration paid by a third party acquirer of the business allocated to the applicable division. To determine the earnings allocable to a particular division's stock, we take that division's net income or loss for the applicable period, as determined in accordance with generally accepted accounting principles and our management and accounting policies, and adjust it for the tax benefits allocated to or from that division. Our charter provides that unutilized tax benefits of a division can be reallocated to another division which could use such tax benefits, without compensating the division that originated the tax benefit.

    While Molecular Oncology Stock is designed to reflect Genzyme Molecular Oncology's performance, it remains common stock of Genzyme Corporation. Consequently, holders of Molecular Oncology Stock have no specific rights to the assets of Genzyme Molecular Oncology. Genzyme Corporation continues to hold title to all of the company's assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the divisions for financial statement presentation purposes. Genzyme Molecular Oncology stockholders, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
whole. For instance, the assets devoted to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, Genzyme Molecular Oncology stockholders and other tracking stockholders would only have the rights of common stockholders in the combined assets of Genzyme.

3.  REGISTRATION STATEMENTS

    In March 2000, we filed with the SEC a prospectus pursuant to Rule 424 of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of Molecular Oncology Stock (plus 450,000 shares issuable upon exercise of the underwriters' over-allotment option). The proceeds of the offering were to be allocated to Genzyme Molecular Oncology. In April 2000, in light of market volatility and market conditions at the time, we terminated the offering of shares of Molecular Oncology Stock contemplated by the prospectus.

    Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, as amended, in July 2000, we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

4.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In 1998, our board of directors made $30.0 million of cash that had been allocated to Genzyme General available to Genzyme Molecular Oncology. All of these funds remained available as of December 31, 1999. Genzyme Molecular Oncology may draw down funds as needed in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes.

5.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 15., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Total revenues.......................................  $ 29,969   $ 26,681   $ 59,051   $ 54,034
                                                       --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold..............................    16,592     17,439     32,631     33,283
  Selling, general and administrative................    17,042     16,492     33,442     31,779
  Research and development...........................     7,001      8,983     13,972     14,585
  Amortization of intangibles........................     1,427      1,444      2,853      2,861
                                                       --------   --------   --------   --------
    Total operating costs and expenses...............    42,062     44,358     82,898     82,508
                                                       --------   --------   --------   --------
Operating loss.......................................   (12,093)   (17,677)   (23,847)   (28,474)
                                                       --------   --------   --------   --------

Other income (expense):
  Investment income..................................     1,709         56      3,391         63
  Interest expense...................................        (2)       (34)        (1)       (35)
  Other..............................................        19         (3)        47         43
                                                       --------   --------   --------   --------
    Total other income (expense).....................     1,726         19      3,437         71
                                                       --------   --------   --------   --------
Division net loss....................................  $(10,367)  $(17,658)  $(20,410)  $(28,403)
                                                       ========   ========   ========   ========

Comprehensive division loss:
  Division net loss..................................  $(10,367)  $(17,658)  $(20,410)  $(28,403)
                                                       --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.........        31         --         31         --
    Unrealized losses on securities arising during
      the period.....................................    (7,060)      (628)    (3,782)      (628)
                                                       --------   --------   --------   --------
  Other comprehensive loss...........................    (7,029)      (628)    (3,751)      (628)
                                                       --------   --------   --------   --------
Comprehensive division loss..........................  $(17,396)  $(18,286)  $(24,161)  $(29,031)
                                                       ========   ========   ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 18,789      $ 22,673
  Short-term investments....................................      57,351        41,606
  Accounts receivable, net..................................      21,230        19,886
  Inventories...............................................      38,869        30,491
  Prepaid expenses and other current assets.................       1,124           815
                                                                --------      --------
    Total current assets....................................     137,363       115,471

Property, plant and equipment, net..........................      17,795        17,621
Long-term investments.......................................      19,750        61,846
Intangibles, net............................................     169,900       172,833
Deferred tax assets-noncurrent..............................       1,371            --
Investment in equity securities.............................       4,274         3,140
Other.......................................................       3,778            13
                                                                --------      --------
    Total assets............................................    $354,231      $370,924
                                                                ========      ========

                            LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................    $  5,360      $  3,562
  Accrued expenses..........................................       8,750         7,038
  Due to Genzyme General....................................       8,368         6,406
                                                                --------      --------
    Total current liabilities...............................      22,478        17,006

Division equity.............................................     331,753       353,918
                                                                --------      --------

    Total liabilities and division equity...................    $354,231      $370,924
                                                                ========      ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(20,410)  $(28,403)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     4,450      3,967
    Provision for bad debts.................................       150        175
    Other...................................................       766         --
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (1,494)    (1,073)
      Inventories...........................................    (8,378)    (7,877)
      Prepaid expenses and other current assets.............      (309)     1,470
      Accounts payable and accrued expenses.................     3,512      5,045
      Due to Genzyme General................................     1,962      1,043
                                                              --------   --------
        Net cash used in operating activities...............   (19,751)   (25,653)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (76,944)        --
  Sales and maturities of investments.......................   102,628         --
  Purchase of equity securities.............................    (5,000)        --
  Purchase of plant and equipment...........................    (1,642)    (1,646)
  Other.....................................................    (3,830)       141
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................    15,212     (1,505)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Surgical Products
    Stock...................................................       625         --
  Net cash allocated from Genzyme General...................        --     53,163
                                                              --------   --------
        Net cash provided by financing activities...........       625     53,163

Effect of exchange rate changes on cash.....................        30         --
                                                              --------   --------

Increase (decrease) in cash and cash equivalents............    (3,884)    26,005
Cash and cash equivalents at beginning of period............    22,673         --
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 18,789   $ 26,005
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    We established Genzyme Surgical Products as a separate division of Genzyme in June 1999. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These unaudited, combined financial statements reflect the allocated financial position, results of operations and cash flows of Genzyme Surgical Products as if it had been separately accounted for as a separate division of Genzyme for all periods presented.

    We prepared the unaudited, combined financial statements for Genzyme Surgical Products following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to the 2000 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Surgical Products' financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Surgical Products included in our 1999 Form 10-K/A. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

2.  FINANCIAL INFORMATION

    We present the allocated financial information of Genzyme Surgical Products in these Genzyme Surgical Products unaudited, combined financial statements. We present the financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read the accompanying unaudited, consolidated financial statements.

    To aid investors in evaluating the financial position and performance of Genzyme Surgical Products, we publish quarterly financial statements that reflect the assets, liabilities and results of operations allocated to the division. Our charter sets forth what operations, assets and liabilities were initially allocated to Genzyme Surgical Products and states that going forward the division will also include all business, products or programs, developed by or acquired for the division, as determined by our board of directors. With some exceptions contained in these policies, our board of directors retains the discretion to revise these policies at any time, subject to its fiduciary duty to stockholders.

    The allocations to our divisions are governed by our management and accounting policies. These policies, and therefore, the allocation methodologies, may be modified or rescinded by our board of directors without stockholder approval. We make allocations based on the following methodologies:

    - Specific identification--we allocate assets that are dedicated to the production of goods of a division or which solely benefit a division to that division. We allocate liabilities incurred as a result of the performance of services for the benefit of a division or in connection with the expenses incurred which directly benefit a division to that division. These specifically identified assets and liabilities include:

       - cash;

       - investments;

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
       - accounts receivable;

       - inventories;

       - property and equipment;

       - intangible assets;

       - accounts payable;

       - accrued expenses; and

       - deferred revenue.

    We allocate revenues we receive from licenses we grant to third parties for a division's products or services and the related costs to that division;

    - Actual usage--we charge expenses to the division for whose benefit the expenses are incurred. We charge research and development, sales and marketing, and direct general and administrative services on a cost basis to the divisions for which the service is performed. These charges are generally based on direct labor hours;

    - Proportionate usage--we allocate costs incurred that benefit more than one division based on our management's estimate of the proportionate benefit each division receives. These costs include facilities, legal, finance, human resources, executive and investor relations; or

    - Board directed--our board of directors allocates both internally developed and acquired programs and products to divisions. Our board of directors also allocates long-term debt and strategic investments.

    We believe the divisional allocations are reasonable and have been consistently applied. However, the division's results of operations may not be indicative of what would have been realized if the division was a stand-alone entity.

    We present earnings per share data for Surgical Products Stock in our accompanying unaudited, consolidated financial statements.

    The chief mechanism meant to tie the value of each of our "tracking" stocks to the performance of its corresponding division are provisions in our corporate charter that base the amount available to pay dividends on that series of stock on the earnings and losses that have been allocated to the corresponding division and, in the case of Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock, the mandatory distribution to the holders of these securities of the value of any purchase consideration paid by a third party acquirer of the business allocated to the applicable division. To determine the earnings allocable to a particular division's stock, we take that division's net income or loss for the applicable period, as determined in accordance with generally accepted accounting principles and our management and accounting policies, and adjust it for the tax benefits allocated to or from that division. Our charter provides that unutilized tax benefits of a division can be reallocated to another division which could use such tax benefits, without compensating the division that originated the tax benefit.While Surgical Products Stock is designed to reflect Genzyme Surgical Products' performance, it remains common stock of Genzyme Corporation. Consequently, holders of

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
Surgical Products Stock have no specific rights to the assets of Genzyme Surgical Products. Genzyme Corporation continues to hold title to all of the company's assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the divisions for financial statement presentation purposes. Genzyme Surgical Products stockholders, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets devoted to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, Genzyme Surgical Products stockholders and other tracking stockholders would only have the rights of common stockholders in the combined assets of Genzyme.

3.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $20,506        $15,473
Work-in-process......................................      2,321          2,029
Finished products....................................     16,042         12,989
                                                         -------        -------
  Total..............................................    $38,869        $30,491
                                                         =======        =======

4.  INVESTMENT IN FOCAL, INC.

    In April 2000, Focal, Inc. exercised its first option under the stock purchase agreement between Genzyme and Focal. As required by the terms of this agreement, Genzyme purchased $5.0 million of Focal common stock at a price of $8.14 per share. We have allocated these shares to Genzyme Surgical Products. We are committed, at Focal's option, to make future additional equity investments of up to $10.0 million subject to certain conditions.

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

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5.  SEGMENT INFORMATION (CONTINUED)
    Information concerning the operations in these reportable segments is as follows:

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Cardiovascular Surgery................  $19,786    $18,047    $39,436    $37,433
  General Surgery.......................    7,372      6,238     14,361     12,135
  Other.................................    2,811      2,396      5,254      4,466
                                          -------    -------    -------    -------
    Total...............................  $29,969    $26,681    $59,051    $54,034
                                          =======    =======    =======    =======

Gross Profit:
  Cardiovascular Surgery................  $ 8,332    $ 6,556    $16,720    $15,025
  General Surgery.......................    2,966      2,046      6,529      4,449
  Other.................................    2,079        640      3,171      1,277
                                          -------    -------    -------    -------
    Total...............................  $13,377    $ 9,242    $26,420    $20,751
                                          =======    =======    =======    =======

    There has been no material change in segment assets since December 31, 1999.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon SEC clearance of the Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities of Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

    Biomatrix stockholders will receive $37 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix Stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.

    For more information about the merger and the merger consideration, we encourage you to carefully read the Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on July 3, 2000.

7.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 15, "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                             THREE MONTHS
                                                                 ENDED           SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Total revenues..........................................  $ 6,287    $ 4,665    $12,154    $  8,688
                                                          -------    -------    -------    --------

Operating costs and expenses:
  Cost of services sold.................................    3,023      3,221      6,046       6,219
  Selling, general and administrative...................    5,626      6,115     11,365      12,429
  Research and development..............................    1,452      2,003      3,323       3,971
                                                          -------    -------    -------    --------
    Total operating costs and expenses..................   10,101     11,339     20,734      22,619
                                                          -------    -------    -------    --------

Operating loss..........................................   (3,814)    (6,674)    (8,580)    (13,931)
                                                          -------    -------    -------    --------

Other income (expense):
  Equity in net loss of joint venture...................       --     (1,361)        --      (3,368)
  Investment income.....................................      106         72        208         165
  Interest expense......................................     (323)      (419)      (625)       (864)
  Other.................................................       --         --         (5)         --
                                                          -------    -------    -------    --------
    Total other income (expense)........................     (217)    (1,708)      (422)     (4,067)
                                                          -------    -------    -------    --------

Division net loss.......................................  $(4,031)   $(8,382)   $(9,002)   $(17,998)
                                                          =======    =======    =======    ========

Comprehensive division loss:
  Division net loss.....................................  $(4,031)   $(8,382)   $(9,002)   $(17,998)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments............       11         --         11          --
                                                          -------    -------    -------    --------
  Other comprehensive income............................       11         --         11          --
                                                          -------    -------    -------    --------
Comprehensive division loss.............................  $(4,020)   $(8,382)   $(8,991)   $(17,998)
                                                          =======    =======    =======    ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 4,382        $ 9,373
  Accounts receivable, net..................................      5,795          4,968
  Inventories...............................................      2,340          2,394
  Other current assets......................................        384            253
                                                                -------        -------
    Total current assets....................................     12,901         16,988

Property, plant and equipment, net..........................      2,099          2,545
Other.......................................................        101            115
                                                                -------        -------
    Total assets............................................    $15,101        $19,648
                                                                =======        =======

                            LIABILITIES AND DIVISION DEFICIT

Current liabilities:
  Accounts payable..........................................    $   449        $ 1,062
  Accrued expenses..........................................      2,873          3,131
  Due to Genzyme General....................................        214            683
                                                                -------        -------
    Total current liabilities...............................      3,536          4,876

Long-term debt..............................................     18,000         18,000
Other.......................................................        152            227
                                                                -------        -------
    Total liabilities.......................................     21,688         23,103

Division deficit............................................     (6,587)        (3,455)
                                                                -------        -------
    Total liabilities and division deficit..................    $15,101        $19,648
                                                                =======        =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $ (9,002)  $(17,998)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       515        682
    Provision for bad debts.................................        37         --
    Equity in net loss of joint venture.....................        --      3,368
    Other...................................................       215        (75)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................      (866)      (208)
      Inventories...........................................        54        (13)
      Other current assets..................................      (132)       739
      Accounts payable and accrued expenses.................      (890)      (484)
      Due to Genzyme General................................      (449)     5,647
                                                              --------   --------
        Net cash used in operating activities...............   (10,518)    (8,342)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture...............................        --     (3,594)
  Purchase of plant and equipment...........................       (30)      (564)
  Other.....................................................        13         34
                                                              --------   --------
        Net cash used in investing activities...............       (17)    (4,124)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Tissue Repair Stock,
    net.....................................................       628        221
  Payments of debt and capital lease obligations............        --       (148)
  Cash allocated from Genzyme General.......................     4,940     29,984
                                                              --------   --------
        Net cash provided by financing activities...........     5,568     30,057
                                                              --------   --------

Effect of exchange rates on cash............................       (24)        --
                                                              --------   --------
Increase (decrease) in cash and cash equivalents............    (4,991)    17,591
Cash and cash equivalents at beginning of period............     9,373      7,732
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  4,382   $ 25,323
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    We prepared the unaudited, combined financial statements for Genzyme Tissue Repair following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to the 2000 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Tissue Repair's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Tissue Repair included in our 1999 Form 10-K/A. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim statements may not be the same as those for future periods.

2.  FINANCIAL INFORMATION

    We present the allocated financial information of Genzyme Tissue Repair in these Genzyme Tissue Repair unaudited, combined financial statements. We present the financial information and accounting policies relevant to the corporation and its operating divisions taken as a whole in our unaudited, consolidated financial statements. You should read the accompanying unaudited, consolidated financial statements.

    To aid investors in evaluating the financial position and performance of Genzyme Tissue Repair, we publish quarterly financial statements that reflect the assets, liabilities and results of operations allocated to the division. Our charter sets forth what operations, assets and liabilities are initially allocated to Genzyme Tissue Repair and states that going forward the division will also include all business, products or programs, developed by or acquired for the division, as determined by our board of directors. With some exceptions contained in these policies, our board of directors retains the discretion to revise these policies at any time, subject to its fiduciary duty to stockholders.

    The allocations to our divisions are governed by our management and accounting policies. These policies, and therefore, the allocation methodologies, may be modified or rescinded by our board of directors without stockholder approval. We make allocations based on the following methodologies:

    - Specific identification--we allocate assets that are dedicated to the production of goods of a division or which solely benefit a division to that division. We allocate liabilities incurred as a result of the performance of services for the benefit of a division or in connection with the expenses incurred which directly benefit a division to that division. These specifically identified assets and liabilities include:

    - cash;

    - investments;

    - accounts receivable;

    - inventories;

    - property and equipment;

    - intangible assets;

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
    - accounts payable;

    - accrued expenses; and

    - deferred revenue.

    We allocate revenues we receive from licenses we grant to third parties for a division's products or services and the related costs to that division;

    - Actual usage--we charge expenses to the division for whose benefit the expenses are incurred. We charge research and development, sales and marketing, and direct general and administrative services on a cost basis to the divisions for which the service is performed. These charges are generally based on direct labor hours;

    - Proportionate usage--we allocate costs incurred that benefit more than one division based on our management's estimate of the proportionate benefit each division receives. These costs include facilities, legal, finance, human resources, executive and investor relations; or

    - Board directed--our board of directors allocates both internally developed and acquired programs and products to divisions. Our board of directors also allocates long-term debt and strategic investments.

    We believe the divisional allocations are reasonable and have been consistently applied. However, the division's results of operations may not be indicative of what would have been realized if the division was a stand-alone entity.

    We present earnings per share data for Tissue Repair Stock in our accompanying unaudited, consolidated financial statements.

    The chief mechanism meant to tie the value of each of our 'tracking' stocks to the performance of its corresponding division are provisions in our corporate charter that base the amount available to pay dividends on that series of stock on the earnings and losses that have been allocated to the corresponding division and, in the case of Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock, the mandatory distribution to the holders of these securities of the value of any purchase consideration paid by a third party acquirer of the business allocated to the applicable division. To determine the earnings allocable to a particular division's stock, we take that division's net income or loss for the applicable period, as determined in accordance with generally accepted accounting principles and our management and accounting policies, and adjust it for the tax benefits allocated to or from that division. Our charter provides that unutilized tax benefits of a division can be reallocated to another division which could use such tax benefits, without compensating the division that originated the tax benefit.

    While Tissue Repair Stock is designed to reflect Genzyme Tissue Repair's performance, it remains common stock of Genzyme Corporation. Consequently, holders of Tissue Repair Stock have no specific rights to the assets of Genzyme Tissue Repair. Genzyme Corporation continues to hold title to all of the company's assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the divisions for financial statement presentation purposes. Genzyme Tissue Repair stockholders, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets devoted to each division are

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  FINANCIAL INFORMATION (CONTINUED)
subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, Genzyme Tissue Repair stockholders and other tracking stockholders would only have the rights of common stockholders in the combined assets of Genzyme.

3.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................     $  527        $  428
Work-in-process......................................      1,761         1,938
Finished goods.......................................         52            28
                                                          ------        ------
  Total..............................................     $2,340        $2,394
                                                          ======        ======

4.  DIACRIN JOINT VENTURE

    In May 1999, we reallocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc., to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. In connection with the reallocation, it was agreed that Genzyme Tissue Repair would be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5% if the joint venture had not initiated a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2000. In
June 2000, our board of directors extended the milestone timeline to initiate a phase 3 clinical trial of NeuroCell-TM--PD from June 30, 2000 to December 31, 2000. The milestone date and related financial obligation were extended to allow additional time to review data from the current blinded phase 2 clinical trial. If the milestone is not met, any required refund may be paid to Genzyme General in cash, Genzyme Tissue Repair designated shares, or a combination of both, at Genzyme Tissue Repair's option. Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair.

5.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In 1998, our board of directors made $50.0 million of cash that had been allocated to Genzyme General available to Genzyme Tissue Repair, of which $20.0 million remained available as of December 31, 1999. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for Genzyme Tissue Repair designated shares. In 1999, Genzyme Tissue Repair drew $5.0 million under this arrangement and we reduced the available amount committed by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General. In
March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5. INTERDIVISIONAL FINANCING ARRANGEMENT (CONTINUED) determined using the average closing price of the Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw.

6.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon SEC clearance of the Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme Shareholder approval, the assets and liabilities of Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

    Biomatrix stockholders will receive $37 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix Stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.

    For more information about the merger and the merger consideration, we encourage you to carefully read the Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on July 3, 2000.

7.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 15., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements. These forward-looking statements represent the expectations of our management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in
Exhibit 99.2, "Factors Affecting Future Operating Results," to our 1999
Form 10-K/A. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

    We are a biotechnology company that develops innovative products and services for significant unmet medical needs. We have four operating divisions:

    - Genzyme General, which develops and markets:

       - therapeutic products, with an expanding focus on products to treat patients suffering from lysosomal storage disorders and other specialty therapeutics;

       - diagnostic products, with a focus on IN VITRO diagnostics; and

       - other products and services, such as genetic testing services and lipids and peptides for drug delivery.

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

    In June 1997, we formed Genzyme Molecular Oncology as a separate division of Genzyme by acquiring PharmaGenics, Inc. and combining it with several of our ongoing programs in the field of oncology.

    In June 1999, we established Genzyme Surgical Products as a separate division of Genzyme. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. The discussion that follows reflects the results of operations as if Genzyme Surgical Products had existed as a separate division of Genzyme for all periods presented.

    To aid investors in evaluating the financial position and performance of a Genzyme division, we publish quarterly financial statements that reflect the assets and liabilities allocated and results of operations attributable to the division. Our charter sets forth what operations and assets were initially allocated to a division and states that going forward that division will also include all business, products or programs, developed by or acquired for the division, as determined by our board of directors. We then manage and account for transactions among our divisions and with third parties, and any resulting re-allocations of assets and liabilities, by applying consistently across divisions a detailed set of policies established by our board of directors. We have publicly disclosed our divisional management and accounting policies, which appear in Exhibit 99.1 to our 1999 Form 10-K/A. With some exceptions contained in these policies, our board of directors retains the discretion to revise these policies at any time, subject to its fiduciary duty to stockholders.

    The chief mechanism meant to tie the value of each of our "tracking" stocks to the performance of its corresponding division are provisions in our corporate charter that base the amount available to pay dividends on that series of stock on the earnings and losses that have been allocated to the corresponding division and, in the case of Molecular Oncology Stock, Surgical Products Stock and

Tissue Repair Stock, the mandatory distribution to the holders of these securities of the value of any purchase consideration paid by a third party acquirer of the business allocated to the applicable division. To determine the earnings allocable to a particular division's stock, we take that division's net income or loss for the applicable period, as determined in accordance with generally accepted accounting principles and our management and accounting policies, and adjust it for the tax benefits allocated to or from that division. Our charter provides that unutilized tax benefits of a division can be reallocated to another division which could use such tax benefits, without compensating the division that originated the tax benefit.

    While tracking stock is designed to reflect our divisions' performance, it remains common stock of Genzyme Corporation. Consequently, holders of tracking stock have no specific rights to the assets of the division. Genzyme Corporation continues to hold title to all of the company's assets and is responsible for all of its liabilities, regardless of how it has allocated assets and liabilities among the divisions, for financial statement presentation purposes as allocated among divisions. Holders of shares of our tracking stock, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets devoted to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of tracking stock would only have the rights of common stockholders in the combined assets of Genzyme.

    You should read this discussion and analysis of our financial position and results of operations in conjunction with our unaudited, consolidated financial statements and related notes, which are included in this report.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division, and the assets and liabilities currently allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to that new division. For more information you should read the section entitled "Liquidity and Capital Resources" below.

A.  RESULTS OF OPERATIONS

                              GENZYME CORPORATION

    The components of our consolidated statements of operations are described in the following table:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues..................  $223,913   $186,684         20%    $432,043   $370,428         17%
                                  --------   --------                --------   --------

Cost of products and services
  sold..........................    65,610     56,989         15%     125,720    112,888         11%
Selling, general and
  administrative expenses.......    67,428     66,358          2%     128,979    125,303          3%
Research and development
  (including research and
  development expenses related
  to contracts..................    28,577     40,873       (30)%      84,276     73,707         14%
Amortization of intangibles.....     5,684      6,166        (8)%      11,782     12,373        (5)%
                                  --------   --------                --------   --------
    Total operating costs and
      expenses..................   167,299    170,386        (2)%     350,757    324,271          8%
                                  --------   --------                --------   --------
Operating income................    56,614     16,298        247%      81,286     46,157         76%
Other income (expense), net.....     8,619     (2,576)       435%      27,619     (6,545)       522%
                                  --------   --------                --------   --------
Income before income taxes......    65,233     13,722        375%     108,905     39,612        175%
Provision for income taxes......   (20,699)    (7,431)       179%     (32,553)   (17,264)        89%
                                  --------   --------                --------   --------
Net income......................  $ 44,534   $  6,291        608%    $ 76,352   $ 22,348        242%
                                  ========   ========                ========   ========

REVENUES

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue.................  $201,439   $165,873         21%    $385,860   $329,575         17%
Service revenue.................    21,347     19,799          8%      42,313     38,529         10%
                                  --------   --------                --------   --------
    Total product and service
      revenue...................   222,786    185,672         20%     428,173    368,104         16%
Research and development
  revenue.......................     1,127      1,012         11%       3,870      2,324         67%
                                  --------   --------                --------   --------
    Total revenues..............  $223,913   $186,684         20%    $432,043   $370,428         17%
                                  ========   ========                ========   ========

PRODUCT REVENUE:

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                               (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General:
  Therapeutics:
    Cerezyme-Registered Trademark-/Ceredase-Registered Trademark-
      enzyme............................  $134,854   $116,904       15%      $263,460   $230,658        14%
    Renagel-Registered Trademark-
      Capsules..........................    10,218         --      100%        10,218         --       100%
    Thyrogen............................     3,506      2,319       51%         6,867      3,606        90%
    Other therapeutic products..........        --         --       --          1,835         --       100%
                                          --------   --------                --------   --------
      Total Therapeutics................   148,578    119,223       25%       282,380    234,264        21%

  Diagnostic Products...................    15,539     14,955        4%        30,777     29,646         4%
  Other.................................     7,353      5,014       47%        13,652     11,631        17%
                                          --------   --------                --------   --------
    Total product revenue--Genzyme
      General...........................   171,470    139,192       23%       326,809    275,541        19%
  Genzyme Surgical Products:
  Cardiovascular........................    19,786     18,047       10%        39,436     37,433         5%
  General Surgery.......................     7,372      6,238       18%        14,361     12,135        18%
  Other.................................     2,811      2,396       17%         5,254      4,466        18%
    Total product revenue--Genzyme
      Surgical Products.................    29,969     26,681       12%        59,051     54,034         9%
                                          --------   --------                --------   --------
Total product revenue...................  $201,439   $165,873       21%      $385,860   $329,575        17%
                                          ========   ========                ========   ========

    We derive product revenue from sales by Genzyme General of therapeutic and diagnostic products and sales by Genzyme Surgical Products of cardiovascular and general surgery products. Our increase in product revenue during both periods is largely due to increased sales of Cerezyme-Registered Trademark- enzyme, which is a therapy for the treatment of Gaucher disease. The increase in sales of Cerezyme-Registered Trademark- enzyme is attributable to our identification of new Gaucher disease patients throughout the world and strong international sales. We also sell Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, but we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark-enzyme.

    Our results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme, and a reduction in revenue from sales of this product would adversely affect our results of operations.

    The following table provides information regarding the growth in sales of our Gaucher disease therapies as a percentage of total product revenue during both periods.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                                     (UNAUDITED)
% of total product revenue..........................       67%        70%        68%        70%

    Genzyme General began recording revenues from Renagel-Registered Trademark-Capsules (sevelamer hydrochloride) during the second quarter of 2000 under an amended distribution arrangement with its joint venture partner, GelTex Pharmaceuticals, Inc. Revenues from Renagel-Registered Trademark- Capsules were previously recorded by the joint venture. Renagel-Registered Trademark- Capsules are used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis.

    Sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer, increased in the three and six months ended June 30, 2000 due to increased market penetration. We commenced commercial sales of Thyrogen-Registered Trademark- hormone in January 1999.

    Diagnostics revenues within Genzyme General increased during both periods due primarily to increased sales of HDL and LDL cholesterol testing products, despite the sale of our bioreagent and ELISA product lines in July 1999. Diagnostics' product revenue includes royalties on product sales by Techne Corporation's biotechnology group.

    Genzyme Surgical Products cardiovascular surgery products include chest drainage and fluid management systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. The increase in cardiovascular surgery products revenues for both periods is primarily attributable to increased sales of instruments for minimally invasive cardiac surgery. Additionally, a slight increase in sales of fluid management products contributed to the overall increase in cardiovascular surgery products revenue growth.

    Genzyme Surgical Products also experienced an increase in general surgery products revenue for both periods, which is due primarily to an increase in sales of Sepra Film-Registered Trademark- bioresorbable membrane. Sales of Sepra products for the three months ended June 30, 2000 were $4.3 million compared to $3.5 million in the same period in 1999. Sales of Sepra products for the six months ended June 30, 2000 were $8.2 million compared to $6.4 million in the same period of 1999. An increase in general surgery instrument sales also contributed to the overall increase in general surgery product revenue.

SERVICE REVENUE:

                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                            -------------------   (DECREASE)   -------------------   (DECREASE)
                                              2000       1999      % CHANGE      2000       1999      % CHANGE
                                            --------   --------   ----------   --------   --------   ----------
                                                 (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General:
  Genetic testing.........................  $15,061    $14,534          4%     $30,181    $28,426          6%
                                            -------    -------                 -------    -------
Genzyme Molecular Oncology:
    Genomics and gene expression..........       --        600       (100)%         --      1,500       (100)%
                                            -------    -------                 -------    -------
Genzyme Tissue Repair:
  Carticel-Registered Trademark-
    Chondrocytes..........................    4,577      3,798         21%       9,109      6,740         35%
  Epicel-TM- Skin Grafts..................    1,709        867         97%       3,023      1,863         62%
                                            -------    -------                 -------    -------
  Total service revenue
    Genzyme Tissue Repair.................    6,286      4,665         35%      12,132      8,603         41%
                                            -------    -------                 -------    -------
Total service revenue.....................  $21,347    $19,799          8%     $42,313    $38,529         10%
                                            =======    =======                 =======    =======

    Our service revenues increased during both periods as a result of increases in sales of Carticel-Registered Trademark- chondrocytes for the treatment of cartilage damage and Epicel-TM- skin grafts for the treatment of severe burns as well as increased revenue from genetic testing. The increase in genetic testing service revenue during both periods is a result of growth in sales of our DNA and cancer testing services. These increases were partially offset by a decrease in genomics service revenue for both periods as a result of lower sales volume.

RESEARCH AND DEVELOPMENT REVENUE:

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2000       1999      % CHANGE      2000       1999      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General..........................   $  163     $  479        (66)%     $  330     $1,004        (67)%
Genzyme Molecular Oncology...............      963        533         81%       3,518      1,235        185%
Genzyme Tissue Repair....................        1         --        100%          22         85        (74)%
                                            ------     ------                  ------     ------
Total research and development revenue...   $1,127     $1,012         11%      $3,870     $2,324         67%
                                            ======     ======                  ======     ======

    Our research and development revenue increased during both periods due to an increase in licensing revenue. Genzyme Molecular Oncology recognized licensing revenue in the first six months of 2000 as a result of a $2.0 million development milestone payment received in connection with the advancement by Schering-Plough Corporation of the p53 tumor suppressor gene in ovarian cancer clinical trials.

    The increase in research and development revenue was partially offset by a decrease in revenue related to StressGen/Genzyme LLC, our joint venture with StressGen Biotechnologies Corporation and the Canadian Medical Discoveries
Fund, Inc. to develop stress gene therapies for the treatment of cancer. This joint venture was dissolved at the end of 1999. The research and development revenues for both periods of 1999 included work performed by Genzyme Molecular Oncology on behalf of the joint venture for which there was no comparable amount in the same periods of 2000.

INTERNATIONAL PRODUCT AND SERVICE SALES:

    A substantial portion of our revenue is generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme-Registered Trademark- enzyme.

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2000       1999      % CHANGE      2000       1999      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
International product and service
  revenue.........................  $88,410    $76,864       15%       $175,187   $149,200      17%
% of total product and service
  revenue.........................      40%        41%                      41%        41%

MARGINS

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product margin..................  $147,796   $121,298      22%       $283,958   $241,189      18%
% of product revenue............       73%        73%                     74%        73%

Service margin..................     9,380      7,385      27%         18,495     14,027      32%
% of service revenue............       44%        37%                     44%        36%

Total gross margin..............  $157,176   $128,683      22%       $302,453   $255,216      19%
% of total product and service
  revenue.......................       71%        69%                     71%        69%

    We provide a broad range of health care products and services. As a result, our gross margins vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark-enzyme, result in higher margins than sales of surgical and diagnostic products.

    Our service margin increased during both periods. These increases are attributable to:

    - an increase in sales of DNA and cancer testing services;

    - increased sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts; and

    - a reduction in labor, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts.

    The increases were partially offset, however, by reduced margins from our genomics services business due to lower sales volume.

OPERATING EXPENSE

    The increase in selling, general and administrative expenses in both periods is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen-Registered Trademark-hormone; and

    - increased spending for marketing of Genzyme Surgical Products' cardiovascular products, primarily the minimally invasive cardiac surgery instrument line.

    The increase in selling general and administrative expenses were partially offset in both periods by the following:

    - efforts by Genzyme Tissue Repair to streamline its operations; and

    - continued expense control efforts at Genzyme Molecular Oncology.

    The decrease in research and development expense for the second quarter of 2000 as compared to the second quarter of 1999 is a result of a $10.3 million research and development reimbursement from Pharming Group N.V. representing Pharming's share of amounts we previously paid to Synpac (North Carolina), Inc. for rights to Pompase-TM- enzyme replacement therapy for Pompe disease.

    The increase in research and development expense for the six months ended June 30, 2000 as compared to the same period last year is a result of the following:

    - a charge of $19.5 million during the first quarter of 2000 for the initial amounts paid to Synpac under a license agreement granted by Synpac to Genzyme to develop and commercialize Pompase-TM- enzyme replacement therapy for Pompe disease, which is produced using a Chinese hamster ovary cell line, offset in part by a $10.3 million research and development reimbursement received from Pharming as described above;

    - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

    - increased costs in connection with the operations of ATIII LLC, a joint venture with Genzyme Transgenics whose results we consolidate;

    - increased spending in our cell and gene therapy programs;

    - increased clinical trial costs for our melanoma and breast cancer tumor vaccine programs;

    - an increase in the number of research personnel and related expenses required to support our immunotherapy and antiangiogenesis programs; and

    - the termination of our TGF-beta and other research and development programs allocated to Genzyme Tissue Repair.

AMORTIZATION OF INTANGIBLES

    Our amortization of intangibles is attributable primarily to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997. These assets were fully amortized by the end of the second quarter of 2000.

OTHER INCOME AND EXPENSE

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2000       1999      % CHANGE      2000       1999      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates.......  $(11,313)  $(8,962)        26%     $(19,446)  $(19,100)         2%
Minority interest.................     1,352       864         56%        2,208      1,730         28%
Investment income.................    10,631     9,102         17%       20,575     17,288         19%
Interest expense..................    (3,836)   (5,590)      (31)%       (7,775)   (11,088)      (30)%
Gain on affiliate sale of stock...        --        --         N/A       20,270        606      3,245%
Gain on sale of product line......        --     7,500      (100)%           --      7,500      (100)%
Gain on sale of equity
  securities......................     6,592        --        100%        6,592      1,963        236%
Charge for impaired investment....        --    (5,487)     (100)%           --     (5,487)     (100)%
Other.............................     5,193        (3)        N/A        5,195         43         N/A
                                    --------   -------                 --------   --------
  Total other income (expense)....  $  8,619   $(2,576)       435%     $ 27,619   $ (6,545)       522%
                                    ========   =======                 ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES:

    We currently own approximately 28% of the common stock of Genzyme Transgenics and record in net loss of unconsolidated affiliates our portion of their results. We also record the results of the following joint ventures and strategic alliances in net loss of unconsolidated affiliates:

JOINT VENTURE/
STRATEGIC ALLIANCE            PARTNER(S)         EFFECTIVE DATE     PRODUCT/INDICATION      GENZYME DIVISION
------------------      ----------------------   --------------   -----------------------   ----------------
RenaGel LLC             GelTex                   June 1997        Renagel-Registered Trademark- Genzyme General
                        Pharmaceuticals, Inc.                     Capsules for the
                                                                  reduction of serum
                                                                  phosphorus in patients
                                                                  with end-stage renal
                                                                  disease on hemodialysis

BioMarin/               BioMarin                 September 1998   Alpha-L-iduronidase for   Genzyme General
Genzyme LLC             Pharmaceutical Inc.                       the treatment of
                                                                  mucopolysaccharidosis-I

Pharming/               Pharming Group N.V.      October 1998     Transgenically-           Genzyme General
Genzyme LLC                                                       produced human alpha-
                                                                  glucosidase for the
                                                                  treatment of Pompe
                                                                  disease

Genzyme/                Pharming Group N.V.      June 2000        Pompase-TM- enzyme        Genzyme General
Pharming                                                          replacement therapy for
Alliance LLC                                                      Pompe disease

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

StressGen/              StressGen                July 1997        Stress gene therapies     Genzyme
Genzyme LLC             Biotechnologies Ltd.;                     for the treatment of      Molecular
                        Canadian Medical                          cancer                    Oncology
                        Discoveries Fund, Inc.
                        (until October 1999)

    Our equity in net loss of unconsolidated affiliates increased in both periods as a result of:

    - increased losses from RenaGel LLC;

    - increased losses from BioMarin/Genzyme LLC;

    - increased losses from Diacrin/Genzyme LLC; and

    - increased losses from Genzyme Transgenics.

    These increases were offset in part by decreased losses from Pharming/Genzyme LLC and the absence of losses from StressGen/Genzyme LLC, which was dissolved in the fourth quarter of 1999.

MINORITY INTEREST:

    Due to our combined direct and indirect ownership interest in ATIII LLC, we consolidate the results of ATIII LLC and record Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest for both periods increased due to increased losses incurred by ATIII LLC.

INVESTMENT INCOME:

    Investment income increased during both periods due to higher average cash and investment balances.

INTEREST EXPENSE:

    Our interest expense decreased during both periods as a result of our repayment in November 1999 of $82.0 million outstanding under our revolving credit facility.

GAIN ON AFFILIATE SALE OF STOCK:

    In February 2000, Genzyme Transgenics, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the elimination of a valuation allowance on deferred tax assets. As a result of the issuance of the additional shares by Genzyme Transgenics, our ownership interest in Genzyme Transgenics decreased from 33% to 28%.

GAIN ON SALE OF PRODUCT LINE OR BUSINESS:

    In June 1999, we recorded a gain of $7.5 million representing the payment of a note receivable that we received as partial consideration for the sale of Genetic Design, Inc. in 1996. We had previously fully reserved the amount of this note because we considered the repayment of the note to be uncertain.

GAIN ON SALE OF EQUITY SECURITIES:

    In June 2000, we recorded a gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. The tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses.

CHARGE FOR IMPAIRED INVESTMENT:

    In June 1999, we recorded a $5.5 million charge in connection with a strategic investment in a collaborator's common stock because we considered the decline in the value of that stock to be other than temporary. In connection with this assessment, we concluded that substantial evidence existed that the value of the investment would recover to at least its cost. This included continued positive progress in the issuer's scientific programs, ongoing activity in our collaborations with the issuer, and a lack of any substantial company-specific adverse events causing the declines in value. However, given the significance and duration of the decline as of the end of the applicable quarter, we concluded that it was unclear over what period such price recovery would take place and that, accordingly, the positive evidence suggesting that the investment would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

OTHER:

    In April, 2000, we received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme. We allocated the net proceeds from the settlement of this lawsuit to Genzyme General.

TAX PROVISION AND ALLOCATED TAX BENEFITS:

                                          THREE MONTHS
                                              ENDED                        SIX MONTHS ENDED
                                            JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2000       1999      % CHANGE      2000       1999      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Tax provision........................  $20,699     $7,431       179%      $32,553    $17,264       89%
Tax rate.............................      32%        54%                     30%        44%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the three months ended June 30, 2000 we reversed a $1.9 million valuation allowance, which reduced our tax rate for the period by 2.9%. In the six months ended June 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced our tax rate for the period by 4.9%.

                                GENZYME GENERAL

    The components of Genzyme General's combined statements of operations are described in the following table:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues..................  $186,694   $154,205         21%    $357,320   $304,971         17%
Cost of products and services
  sold..........................    45,995     36,169         27%      87,043     72,891         19%
Selling, general and
  administrative................    42,972     42,333          2%      81,194     78,058          4%
Research and development........    15,391     24,947       (38)%      58,134     46,012         26%
Amortization of intangibles.....     2,011      2,017          0%       3,979      4,103        (3)%
                                  --------   --------                --------   --------
      Total operating costs and
        expenses................   106,369    105,466          1%     230,350    201,064         15%
                                  --------   --------                --------   --------
Operating income................    80,325     48,739         65%     126,970    103,907         22%
Other income (expense), net.....     7,003       (409)     1,812%      24,511     (1,856)     1,421%
                                  --------   --------                --------   --------
Income before income taxes......    87,328     48,330         81%     151,481    102,051         48%
Provision for income taxes......   (28,303)   (20,417)        39%     (47,147)   (40,633)        16%
                                  --------   --------                --------   --------
Division net income.............  $ 59,025   $ 27,913        111%    $104,334   $ 61,418         70%
                                  ========   ========                ========   ========

REVENUES

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue.................  $171,470   $139,192       23%      $326,809   $275,541       19%
Service revenue.................    15,061     14,534        4%        30,181     28,426        6%
                                  --------   --------                --------   --------
      Total product and service
        revenue.................   186,531    153,726       21%       356,990    303,967       17%
Research and development
  revenue.......................       163        479     (66)%           330      1,004     (67)%
                                  --------   --------                --------   --------
      Total revenues............  $186,694   $154,205       21%      $357,320   $304,971       17%
                                  ========   ========                ========   ========

    The following table sets forth product and service revenues on a segment basis:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue:
  Therapeutics:
    Cerezyme-Registered Trademark-/Ceredase-Registered Trademark-
      enzyme....................  $134,854   $116,904       15%      $263,460   $230,658        14%
   Renagel-Registered Trademark-
      Capsules..................    10,218         --      100%        10,218         --       100%
    Thyrogen....................     3,506      2,319       51%         6,867      3,606        90%
    Other therapeutic
      products..................        --         --        --         1,835         --       100%
                                  --------   --------                --------   --------
      Total Therapeutics........   148,578    119,223       25%       282,380    234,264        21%
    Diagnostic Products.........    15,539     14,955        4%        30,777     29,646         4%
    Other.......................     7,353      5,014       47%        13,652     11,631        17%
                                  --------   --------                --------   --------
      Total product revenue.....   171,470    139,192       23%       326,809    275,541        19%
Service revenue:
    Other.......................    15,061     14,534        4%        30,181     28,426         6%
                                  --------   --------                --------   --------
Total product and service
  revenue.......................  $186,531   $153,726       21%      $356,990   $303,967        17%
                                  ========   ========                ========   ========

THERAPEUTICS:

    Genzyme General's increase in product revenue during both periods is largely due to increased sales of Cerezyme-Registered Trademark- enzyme, which is attributable to its identification of new Gaucher disease patients throughout the world and strong international sales. Genzyme General also sells Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, but it has successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Genzyme General's results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations.

    The following table provides information regarding the growth in sales of Genzyme General's Gaucher disease therapies as a percentage of total revenue during both periods.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                                     (UNAUDITED)
% of total product revenue..........................       79%        84%        81%        84%

    Genzyme General began recording revenues from Renagel-Registered Trademark-Capsules (sevelamer hydrochloride) during the second quarter of 2000 under an amended distribution arrangement with its joint venture partner, GelTex Pharmaceuticals, Inc. Revenues from Renagel-Registered Trademark- Capsules were previously recorded by the joint venture. Renagel-Registered Trademark- Capsules are used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis.

    Therapeutics revenues for both periods also include sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer. Sales of Thyrogen-Registered Trademark-hormone increased in the three and six months ended June 30, 2000 due to increased market penetration. We commenced commercial sales of Thyrogen-Registered Trademark- hormone in January 1999.

DIAGNOSTIC PRODUCTS:

    Diagnostic Products' revenues increased during both periods due primarily to increased sales of HDL and LDL cholesterol testing products, despite the sale of our bioreagent and ELISA product lines, in July 1999. Product revenue for Diagnostic Products includes royalties on product sales by Techne Corporation's biotechnology group.

    Diagnostics' service revenue increased during the period as a result of growth in sales of our DNA and cancer testing services.

OTHER:

    Other revenue for both periods includes

    - product revenue from sale of lipids and peptides for drug delivery; and

    - genetic testing service revenue.

INTERNATIONAL PRODUCT AND SERVICE SALES:

    A substantial portion of Genzyme General's revenue is generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme-Registered Trademark- enzyme.

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2000       1999      % CHANGE      2000       1999      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
International product and service
  revenue.........................  $79,235    $67,592       17%       $157,007   $131,048      20%
% of total product and service
  revenue.........................      42%        44%                      44%        43%

MARGINS

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product margin..................  $134,419   $112,056      20%       $257,538   $220,438      17%
% of product revenue............       78%        81%                     79%        80%
Service margin..................     6,117      5,501      11%         12,409     10,638      17%
% of service revenue............       41%        38%                     41%        37%
Total gross margin..............  $140,536   $117,557      20%       $269,947   $231,076      17%
% of total product and service
  revenue.......................       75%        76%                     76%        76%

    Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark- enzyme, result in higher margins than sales of diagnostic products.

    Our service margin increased during both periods as a result of increases in sales of DNA and cancer testing services.

OPERATING EXPENSE

    The increase in selling, general and administrative expenses in both periods is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines; and

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen-Registered Trademark-hormone.

    The decrease in research and development expense for the second quarter of 2000 as compared to the second quarter of 1999 is a result of a $10.3 million research and development reimbursement from Pharming Group N.V. representing Pharming's share of amounts Genzyme General previously paid to Synpac (North Carolina), Inc. for rights to Pompase-TM- enzyme replacement therapy for Pompe disease, which is produced using a Chinese hamster ovary cell line.

    The increase in research and development expense for the six months ended June 30, 2000 as compared to the same period last year is a result of the following:

    - a charge of $19.5 million during the first quarter of 2000 for the initial amounts payable to Synpac under a license agreement granted by Synpac to Genzyme to develop and commercialize Pompase-TM- enzyme replacement therapy for Pompe disease, offset by a $10.3 million research and development reimbursement from Pharming as described above;

    - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

    - increased costs in connection with the operations of ATIII LLC, a joint venture with Genzyme Transgenics Corporation, whose results we consolidate; and

    - increased spending in our cell and gene therapy programs.

OTHER INCOME AND EXPENSE

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2000       1999      % CHANGE      2000       1999      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates.......
                                    $(11,313)  $(6,969)        62%     $(19,446)  $(14,725)       32%
Minority interest.................     1,352       864         56%        2,208      1,730        28%
Investment income.................     8,639     8,820         (2)%      16,726     16,743         0%
Interest expense..................    (3,441)   (5,137)       (33)%      (6,992)   (10,186)      (31)%
Gain on affiliate sale of stock...        --        --         --        20,270        606     3,245%
Gain on sale of product line......        --     7,500       (100)%          --      7,500      (100)%
Gain on sale of equity
  securities......................     6,592        --        100%        6,592      1,963       236%
Charge for impaired investment....        --    (5,487)      (100)%          --     (5,487)     (100)%
Other.............................     5,174        --        100%        5,153         --       100%
                                    --------   -------                 --------   --------
      Total other income
        (expense).................  $  7,003   $  (409)     1,812%     $ 24,511   $ (1,856)    1,421%
                                    ========   =======                 ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES:

    Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures and strategic alliances with GelTex, BioMarin Pharmaceutical Inc., Pharming and Diacrin, Inc. Genzyme General also records a portion of the results of Genzyme Transgenics in equity in net loss of unconsolidated affiliates.

    Genzyme General's equity in net loss of unconsolidated affiliates increased in both periods as a result of:

    - increased losses from RenaGel LLC, our joint venture with GelTex;

    - increased losses from our joint venture with BioMarin to develop and commercialize Aldurazyme-TM- enzyme for the treatment of mucopolysaccharidosis-I;

    - the reallocation of our joint venture with Diacrin from Genzyme Tissue Repair to Genzyme General in May 1999; and

    - increased losses from Genzyme Transgenics.

    These increases were offset in part by decreased losses from Pharming/Genzyme LLC.

MINORITY INTEREST:

    Due to our combined direct and indirect ownership interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest for both periods increased due to increased losses incurred by ATIII LLC.

GAIN ON SALE OF PRODUCT LINE OR BUSINESS:

    In June 1999, Genzyme General recorded a gain of $7.5 million representing the payment of a note receivable that it received as partial consideration for the sale of Genetic Design, Inc. in 1996. Genzyme General had previously fully reserved the amount of this note because it considered the repayment of the note to be uncertain.

GAIN ON AFFILIATE SALE OF STOCK:

    In February 2000, Genzyme Transgenics, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of the valuation allowance on a deferred tax asset. As a result of the issuance of the additional shares by Genzyme Transgenics, our ownership interest in Genzyme Transgenics decreased from 33% to 28%.

INVESTMENT INCOME:

    For the three months ended June 30, 2000, investment income decreased slightly as compared to the same period of 1999 due to slightly lower average cash and investment balances, and the allocation of $150.0 million of cash and investments from Genzyme General to Genzyme Surgical Products in June 1999. For the six months ended June 30, 2000, investment income was not significantly different from the same period of 1999.

INTEREST EXPENSE:

    Genzyme General's interest expense decreased during both periods as a result of our repayment in November 1999 of $82.0 million outstanding under our revolving credit facility, which had been allocated to Genzyme General.

GAIN ON SALE OF EQUITY SECURITIES:

    In June 2000, we recorded a gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. The tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses.

CHARGE FOR IMPAIRED INVESTMENT:

    In June 1999, Genzyme General recorded a $5.5 million charge in connection with a strategic investment in a collaborator's common stock because it considered the decline in the value of that stock to be other than temporary. In connection with this assessment, we concluded that substantial evidence existed that the value of the investment would recover to at least its cost. This included continued positive progress in the issuer's scientific programs, ongoing activity in our collaborations with the issuer, and a lack of any substantial company-specific adverse events causing the declines in value. However, given the significance and duration of the decline as of the end of the applicable quarter, we concluded that it was unclear over what period such price recovery would take place and that, accordingly, the positive evidence suggesting that the investment would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

OTHER:

    In April, 2000, Genzyme General received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme General.

TAX PROVISION AND ALLOCATED TAX BENEFITS:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Tax provision...................  $ 28,303   $ 20,417         39%    $ 47,147   $ 40,633         16%
Effective tax rate..............       32%        42%                     31%        40%

    Genzyme General's tax rates for both periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the three months ended June 30, 2000 we reversed a $1.9 million valuation allowance, which reduced our tax rate for the period by 2.2%. In the six months ended June 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced our tax rate for the period by 3.5%.

                           GENZYME MOLECULAR ONCOLOGY

    The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:

                                        THREE MONTHS
                                            ENDED                        SIX MONTHS ENDED
                                          JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                     -------------------   (DECREASE)   -------------------   (DECREASE)
                                       2000       1999      % CHANGE      2000       1999      % CHANGE
                                     --------   --------   ----------   --------   --------   ----------
                                          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues.....................  $   963    $ 1,133       (15)%     $  3,518   $  2,746        28%
Cost of revenues...................      139        372       (63)%          195      1,012      (81)%
Selling, general and
  administrative...................    1,788      1,418         26%        2,978      3,037       (2)%
Research and development...........    4,594      4,728        (3)%        8,652      8,633         0%
Amortization of intangibles........    2,464      2,957       (17)%        5,420      5,913       (8)%
                                     -------    -------                 --------   --------
    Total operating costs and
      expenses.....................    8,985      9,475        (5)%       17,245     18,595       (7)%
                                     -------    -------                 --------   --------
Operating loss.....................   (8,022)    (8,342)       (4)%      (13,727)   (15,849)     (13)%
Other income (expenses), net.......      107       (478)       122%           93       (693)      113%
                                     -------    -------                 --------   --------
Division net loss before income
  taxes............................   (7,915)    (8,820)      (10)%      (13,634)   (16,542)     (18)%
Tax benefit........................      552        662       (17)%        1,214      1,324       (8)%
                                     -------    -------                 --------   --------
Division net loss..................  $(7,363)   $(8,158)      (10)%     $(12,420)  $(15,218)     (18)%
                                     =======    =======                 ========   ========

REVENUES

                                        THREE MONTHS
                                            ENDED                        SIX MONTHS ENDED
                                          JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                     -------------------   (DECREASE)   -------------------   (DECREASE)
                                       2000       1999      % CHANGE      2000       1999      % CHANGE
                                     --------   --------   ----------   --------   --------   ----------
                                          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Royalty and licensing revenue......  $   963    $   335        187%     $  3,518   $    739       376%
Research and development revenue...       --        198      (100)%           --        496     (100)%
Service revenue....................       --        600      (100)%           --      1,511     (100)%
                                     -------    -------                 --------   --------
      Total revenues...............  $   963    $ 1,133       (15)%     $  3,518   $  2,746        28%
                                     =======    =======                 ========   ========

    Royalty and licensing revenue increased during the three and six month periods ended June 30, 2000 as a result of a license of diagnostic rights granted to Affymetrix, Inc. combined with an increase in SAGE-TM- gene expression technology. Additionally, for the six month period ended June 30, 2000, royalty and licensing revenue increased due to a $2.0 million development milestone payment received in the first quarter of 2000 from Schering-Plough Corporation.

    Our research and development revenue decreased during both periods as a result of the dissolution of StressGen/Genzyme LLC in December 1999.

    Service revenue decreased for both periods as a result of a planned shift in genomics business focus from providing services to providing licenses of SAGE-TM- gene expression technology to third parties.

COST OF REVENUE

    Genzyme Molecular Oncology's cost of revenue includes:

    - services performed using the SAGE-TM- gene expression technology on behalf of third parties;

    - royalties paid to third parties; and

    - work performed on behalf of Stress Gen/Genzyme LLC in the three and six months ended June 30, 1999. There are no similar costs for work performed on behalf of the joint venture in the same periods of 2000 because the joint venture was dissolved in the fourth quarter of 1999.

    Cost of revenue decreased for both periods as a result of the dissolution of StressGen/Genzyme LLC in December 1999 and a planned business reduction of genomics services provided by Genzyme Molecular Oncology.

OPERATING EXPENSES

    Genzyme Molecular Oncology's selling, general and administrative expenses increased for the three months ended June 30, 2000 as a result of an increase in audit and legal fees related to the registration of a secondary offering which was subsequently withdrawn. This was offset in the six month period ended
June 30, 2000 by continued expense control efforts.

    The majority of Genzyme Molecular Oncology's research and development expenses were directed toward its immunotherapy and anti-angiogenesis programs. Research and development expenses were relatively stable in both periods.

AMORTIZATION OF INTANGIBLES

    Genzyme Molecular Oncology's amortization of intangibles is attributable to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997. These assets were fully amortized by the end of the second quarter of 2000.

OTHER INCOME AND EXPENSE

    Genzyme Molecular Oncology's other expenses decreased as a result of the dissolution of StressGen/Genzyme LLC in December 1999.

                           GENZYME SURGICAL PRODUCTS

    In June 1999, we established Genzyme Surgical Products as a separate division of Genzyme. The business of Genzyme Surgical Products had previously been accounted for as a business unit of Genzyme General. The products and assets allocated to Genzyme Surgical Products consist primarily of:

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

    The components of Genzyme Surgical Products' combined statements of operations are described in the following table:

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2000       1999      % CHANGE      2000       1999      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues...................  $ 29,969   $ 26,681         12%    $ 59,051   $ 54,034          9%
Cost of products sold............    16,592     17,439        (5)%      32,631     33,283        (2)%
Selling, general and
  administrative.................    17,042     16,492          3%      33,442     31,779          5%
Research and development.........     7,001      8,983       (22)%      13,972     14,585        (4)%
Amortization of intangibles......     1,427      1,444        (1)%       2,853      2,861          0%
                                   --------   --------                --------   --------
      Total operating costs and
        expenses.................    42,062     44,358        (5)%      82,898     82,508          0%
                                   --------   --------                --------   --------
Operating loss...................   (12,093)   (17,677)      (32)%     (23,847)   (28,474)      (16)%
Other income.....................     1,726         19      8,984%       3,437         71      4,741%
                                   --------   --------                --------   --------
Division net loss................  $(10,367)  $(17,658)      (41)%    $(20,410)  $(28,403)      (28)%
                                   ========   ========                ========   ========

REVENUES

                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2000       1999      % CHANGE      2000       1999      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Cardiovascular surgery products.....  $19,786    $18,047       10%       $39,436    $37,433        5%
General surgery products............    7,372      6,238       18%        14,361     12,135       18%
Other products......................    2,811      2,396       17%         5,254      4,466       18%
                                      -------    -------                 -------    -------
  Total revenues....................  $29,969    $26,681       12%       $59,051    $54,034        9%
                                      =======    =======                 =======    =======

    Cardiovascular surgery products include chest drainage and fluid management systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. The increase in cardiovascular surgery products revenues for both periods is primarily attributable to increased sales of instruments for minimally invasive cardiac surgery.

    The increase in general surgery products revenue for both periods is due primarily to the increase in sales of Sepra Film-Registered Trademark-bioresorbable membrane. Sales of Sepra products for the three months ended
June 30, 2000 were $4.3 million compared to $3.5 million in the same periods in 1999. Sales of Sepra products for the six months ended June 30, 2000 were $8.2 million compared to $6.4 million in the same periods in 1999. An increase in general surgery instrument sales also contributed to the overall increase in general surgery product revenue.

    Other surgery product revenues consist of sales of Genzyme Surgical Products' Snowden-Pencer-Registered Trademark- line of instruments for plastic surgery and products sold to original equipment manufacturers, including sutures. The increase in other surgery product revenues for both periods is primarily due to an increase in products sold to original equipment manufacturers.

    International revenue as a percentage of total sales for all periods presented was 30%.

MARGINS

                                          THREE MONTHS
                                              ENDED                        SIX MONTHS ENDED
                                            JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2000       1999      % CHANGE      2000       1999      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Gross margins........................  $13,377     $9,242       45%       $26,420    $20,751       27%
% of total revenues..................      45%        35%                     45%        38%

    Genzyme Surgical Products sells a broad range of products. As a result, Genzyme Surgical Products' gross margins may vary significantly depending on the particular market conditions of each product line.

    Gross margins increased for both periods as a result of an increase in sales volume, cost reduction initiatives and increased sales of higher margin products, such as devices for minimally invasive cardiac surgery.

OPERATING EXPENSES

    Genzyme Surgical Products' selling, general and administrative expenses increased in both periods as a result of increased spending for marketing of the cardiovascular products, particularly the minimally invasive cardiac surgery instrument line.

    Genzyme Surgical Products' research and development expenses decreased in both periods as a result of a $2.0 million milestone payment to a collaborator that was recorded in the second quarter of 1999 for which there was no corresponding amount in 2000. This was partially offset by an increase in research and development expenses for Genzyme Surgical Products' cell and gene therapy programs as well as an increase in research and development spending for surgical instruments and devices during the six months ended June 30, 2000 compared to the same period in 1999.

OTHER INCOME AND EXPENSE

    The increase in other income and expenses is primarily due to an increase in investment income. Investment income increased because Genzyme Surgical Products had a higher average cash balance during the three and six months ended
June 30, 2000 as a result of the allocation in June 1999 of $150.0 million in cash and investments from Genzyme General to Genzyme Surgical Products.

                             GENZYME TISSUE REPAIR

    The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:

                                         THREE MONTHS
                                             ENDED                        SIX MONTHS ENDED
                                           JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2000       1999      % CHANGE      2000       1999      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues......................  $ 6,287    $ 4,665          35%    $12,154    $  8,688         40%
Cost of services sold...............    3,023      3,221         (6)%      6,046       6,219        (3)%
Selling, general and
  administrative....................    5,626      6,115         (8)%     11,365      12,429        (9)%
Research and development............    1,452      2,003        (28)%      3,323       3,971       (16)%
                                      -------    -------                 -------    --------
  Total operating costs and
    expenses........................   10,101     11,339        (11)%     20,734      22,619        (8)%
Operating loss......................   (3,814)    (6,674)       (43)%     (8,580)    (13,931)      (38)%
Other income (expenses), net........     (217)    (1,708)       (87)%       (422)     (4,067)      (90)%
                                      -------    -------                 -------    --------
Division net loss...................  $(4,031)   $(8,382)       (52)%    $(9,002)   $(17,998)      (50)%
                                      =======    =======                 =======    ========

REVENUES

                                            THREE MONTHS
                                                ENDED                        SIX MONTHS ENDED
                                              JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                         -------------------   (DECREASE)   -------------------   (DECREASE)
                                           2000       1999      % CHANGE      2000       1999      % CHANGE
                                         --------   --------   ----------   --------   --------   ----------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Carticel(-Registered Trademark-)
  chondrocytes.........................   $4,577     $3,798        21%      $ 9,109     $6,740          35%
Epicel-TM- skin grafts.................    1,709        867        97%        3,023      1,863          62%
Other..................................        1         --       100%           22         85        (74)%
                                          ------     ------                 -------     ------
  Total revenues.......................   $6,287     $4,665        35%      $12,154     $8,688          40%
                                          ======     ======                 =======     ======

    Genzyme Tissue Repair's service revenue increased for the three and six months ending June 30, 2000 as compared to the same periods of 1999 as a result of increases in sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts.

    The increase in sales of Carticel-Registered Trademark- chondrocytes during both periods is a result of continued increases in the numbers of patients treated as well as an increase in the number of insurance reimbursement approvals. Revenue from Epicel-TM- skin grafts varies widely from quarter to quarter depending on the number of patients requiring severe burn care.

MARGINS:

                                             THREE MONTHS
                                                 ENDED                        SIX MONTHS ENDED
                                               JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                               (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total gross margin......................   $3,264     $1,444       126%       $6,108     $2,469       147%
% of total revenue......................      52%        31%                     50%        28%

    Genzyme Tissue Repair's gross margins improved in both periods as a result of:

    - increased sales of Carticel(-Registered Trademark-) chondrocytes and Epicel-TM- skin grafts;

    - a reduction in fixed costs, materials and production costs for Carticel(-Registered Trademark-) chondrocytes and Epicel-TM- skin grafts; and

    - continued expense control efforts.

OPERATING EXPENSES

    Genzyme Tissue Repair's selling, general and administrative expenses decreased in both the three and six months ended June 30, 2000 as compared to the same periods of 1999 as a result of its efforts to streamline its operations. Genzyme Tissue Repair's research and development expenses decreased in both periods due to the termination of its TGF-beta and other research and development programs.

OTHER INCOME AND EXPENSE

                                             THREE MONTHS
                                                 ENDED                        SIX MONTHS ENDED
                                               JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                               (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of joint venture.....   $  --     $(1,361)      (100)%     $  --     $(3,368)      (100)%
Investment income.......................     106          72          47%       208         165          26%
Interest expense........................    (323)       (419)       (23)%      (625)       (864)       (28)%
Other...................................      --          --          N/A        (5)         --        100 %
                                           -----     -------                  -----     -------
  Total other income (expense)..........   $(217)    $(1,708)       (87)%     $(422)    $(4,067)       (90)%
                                           =====     =======                  =====     =======

    Equity in net loss of joint venture decreased during both periods as a result of the reallocation of Genzyme's ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General in May 1999.

    Investment income increased in both periods as a result of higher average cash balances.

    Interest expense decreased in the three and six months ended June 30, 2000 as compared to the same periods of 1999 as a result of the completion of the conversion of Genzyme Tissue Repair's 5% convertible subordinated note in the fourth quarter of 1999.

B.  LIQUIDITY AND CAPITAL RESOURCES

                              GENZYME CORPORATION

    At June 30, 2000, we had cash, cash-equivalents, and short- and long-term investments of $694.2 million, an increase of $41.2 million from December 31, 1999.

    We generated $70.0 million in cash from operations for the six months ended June 30, 2000.

    Our investing activities utilized net cash of $46.4 million in the first six months of 2000 due to the following:

    - net sales and maturities of investments provided $8.1 million of cash;

    - $35.9 million was used to fund capital expenditures;

    - $12.9 million was used to fund our investments in unconsolidated affiliates; and

    - $5.0 million was used for the purchase of Focal, Inc. common stock as required upon the exercise by Focal of its first option under the stock purchase agreement between Genzyme and Focal. We are required, at Focal's option, to make future additional equity investments of up to $10.0 million subject to certain conditions.

    During the six months ended June 30, 2000, we received $31.0 million in cash from exercises of stock options and the issuance of stock under our employee stock purchase plan and made long-term debt repayments of $5.0 million.

    In November 1999, we refinanced our $225.0 million revolving credit facility with a $50.0 million revolving credit facility that matures in November 2000 and a $100.0 million revolving credit facility that matures in November 2002. At June 30, 2000, $18.0 million was outstanding under the credit facility that matures in November 2000. We have allocated the $18.0 million of borrowings to Genzyme Tissue Repair. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme as discussed below.

    In 1998, our board of directors made $30.0 million of cash that had been allocated to Genzyme General available to Genzyme Molecular Oncology. All of these funds remained available as of December 31, 1999. Genzyme Molecular Oncology may draw down funds as needed in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw.

    In 1998, our board of directors made $50.0 million of cash that had been allocated to Genzyme General available to Genzyme Tissue Repair, of which $20.0 million remained available as of December 31, 1999. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for Genzyme Tissue Repair designated shares. Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In March 2000, Genzyme Tissue Repair made a
$5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme

Tissue Repair designated shares was determined using the average closing price of the Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw.

    In March 2000, we filed with the SEC a prospectus pursuant to Rule 424 of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of Molecular Oncology Stock (plus 450,000 shares issuable upon exercise of the underwriters over-allotment option). In April 2000, in light of market volatility and current market conditions at the time, we terminated the offering of shares of Molecular Oncology Stock contemplated by the prospectus. Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, in July 2000, we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

    In June 2000, Genzyme and Pharming Group N.V. entered into a strategic alliance agreement to share in the development and funding for the commercialization of Pompase(TM) enzyme replacement therapy. Upon execution of the definitive agreement, Pharming paid Genzyme cash of $250,000 and issued to Genzyme a $10.0 million 7% Convertible Senior Note due June 1, 2004 (the "Pharming Note"). This consideration was a reimbursement for 50% of the amounts Genzyme previously paid to Synpac for product development and technology fees and expenses. Accordingly, Genzyme recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000.

    The Pharming Note is convertible at any time at Genzyme's option into fully paid and nonassessable Ordinary Shares of Pharming. We have allocated our interest in the Pharming Note to Genzyme General and have classified the Pharming Note as a long-term, related party note receivable as of June 30, 2000.

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

    Our cash reserves will be further reduced to pay principal and interest on the following debt:

    - $21.2 million in principal under our Genzyme General Debentures, which are convertible into Genzyme General Stock; and

    - $250.0 million in principal under our Genzyme General Notes, which are convertible into shares of Genzyme General Stock, Molecular Oncology Stock and Surgical Products Stock.

If we use cash to pay or redeem this debt, including the interest due on it, our cash reserves will be diminished.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon SEC clearance of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities currently allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be reallocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

    Biomatrix stockholders will receive $37 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix Stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.

    For more information about the merger and the merger consideration, we encourage you to carefully read the Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on July 3, 2000.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

                         EURO-THE NEW EUROPEAN CURRENCY

    Since December 31, 1999, there have been no material changes related to our outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion, nor have there been any material changes in our competitive position as a result of the conversion. we incorporate our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Euro--the New European Currency" in Exhibit 13.5 to our 1999 Form 10-K/A by reference into this discussion.

                                   YEAR 2000

    There have been no material changes in our Year 2000 compliance program or our potential Year 2000 exposures since December 31, 1999. We incorporate our disclosure related to our Year 2000 compliance program and potential year 2000 exposure set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Result of Operations--Year 2000" in Exhibit 13.5 to our 1999 Form 10-K/A by reference into this discussion.

                                  MARKET RISK

    There have been no material changes in our market risk since December 31, 1999. We incorporate our disclosure related to our market risk set forth under the heading "Management's Discussion and Analysis of Genzyme corporation and Subsidiaries' Financial Condition and Results of Operations--Market Risk" in
Exhibit 13.5 to our 1999 Form 10-K/A by reference into this discussion.

                         NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board Opinion No. 25" ("FIN-44"). FIN-44 will be effective on July 1, 2000, but certain conclusions in FIN-44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 will be effective in the fourth quarter of 2000.

    We are currently evaluating the guidance provided in FIN-44 and SAB 101 and do not expect their application to have a material effect on our financial statements.

                                SUBSEQUENT EVENT

    On July 25, 2000, Genzyme filed a lawsuit against Transkaryotic Therapies Inc. in the United States District court in Wilmington, Delaware for patent infringement by the manufacture and use of Replagal-TM-, Transkaryotic Therapies' replacement therapy for Fabry disease. The suit alleges infringement of U.S. patent No. 5,356,804, which is exclusively licensed to Genzyme by Mount Sinai School of Medicine. The patent is directed to methods of making alpha-galactosidase in mammalian cells, as well as the genetically-engineered cells themselves.

                                GENZYME GENERAL

    At June 30, 2000, Genzyme General had cash, cash-equivalents, and short- and long-term investments of $586.0 million, an increase of $72.1 million from December 31, 1999.

    Genzyme General generated $107.3 million in cash from operations for the six months ended June 30, 2000.

    Genzyme General's investing activities utilized $54.8 million for the six months ended June 30, 2000 due to the following:

    - net sales and maturities of investments used $10.8 million of cash;

    - $34.2 million of cash was used to fund capital expenditures; and

    - $12.9 million of cash was used to fund Genzyme General's investments in joint ventures.

    During the six months ended June 30, 2000, Genzyme General was allocated $28.3 million in cash from exercises of options to purchase shares of Genzyme General Stock and the issuance of Genzyme General Stock under our employee stock purchase plan.

    In 1998, our board of directors made $30.0 million of cash that had been allocated to Genzyme General available to Genzyme Molecular Oncology. All of these funds remained available as of December 31, 1999. Genzyme Molecular Oncology may draw down funds as needed in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. For information regarding the determination of the amount of Genzyme Molecular Oncology designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.

    In 1998, our board of directors made $50.0 million of cash that had been allocated to Genzyme General available to Genzyme Tissue Repair, of which $20.0 million remained available as of December 31, 1999. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for Genzyme Tissue Repair designated shares. Under this arrangement, in 1999, Genzyme Tissue Repair drew $5.0 million and we reduced the available amount committed by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.

    In June 2000, Genzyme and Pharming Group N.V. entered into a strategic alliance agreement to share in the development and funding for the commercialization of Pompase(TM) enzyme replacement therapy. Upon execution of the definitive agreement, Pharming paid Genzyme cash of $250,000 and issued to Genzyme a $10.0 million 7% Convertible Senior Note due June 1, 2004 (the "Pharming Note"). This consideration was a reimbursement for 50% of the amounts Genzyme previously paid to Synpac for product development and technology fees and expenses. Accordingly, Genzyme recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000.

    The Pharming Note is convertible at any time at Genzyme's option into fully paid and nonassessable Ordinary Shares of Pharming. We have allocated our interest in the Pharming Note to Genzyme General and have classified the Pharming Note as a long-term, related party note receivable as of June 30, 2000.

    Genzyme General, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At June 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme. We have included information about the proposed acquisition of Biomatrix, Inc. and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources--Genzyme Corporation," which we incorporate into this discussion by reference.

    We believe that Genzyme General's available cash, investments and cash flow from operations will be sufficient to fund its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources and positive cash flow, it intends to use substantial portions of its available cash for:

    - product development and marketing;

    - expanding facilities;

    - working capital; and

    - strategic business initiatives.

    Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt that has been allocated to Genzyme General:

    - $21.2 million in principal under the Genzyme General Debentures, which are convertible into shares of Genzyme General Stock; and

    - $250.0 in principal under the Genzyme General Notes, which are convertible into shares of Genzyme General Stock.

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

                           GENZYME MOLECULAR ONCOLOGY

    At June 30, 2000, Genzyme Molecular Oncology had cash, cash equivalents and short-term investments of $8.0 million, an increase of $4.4 million from December 31, 1999.

    During 2000, Genzyme Molecular Oncology used $7.1 million in cash for operations. This is primarily due to Genzyme Molecular Oncology's net loss for the six months ended June 30, 2000.

    Genzyme Molecular Oncology's investing activities in the first half of 2000 used $6.8 million in cash to purchase investments.

    Financing activities provided cash of $11.4 million. This is primarily from the $15.0 million draw in April 2000 from funds available to Genzyme Molecular Oncology from Genzyme General discussed below and the allocation of cash proceeds of $1.4 million from exercises of options to purchase shares of Molecular Oncology Stock and the issuance of Molecular Oncology Stock under our employee stock purchase plan. Offsetting these two items was a payment of $5.0 million to repay funds borrowed in 1999 under the revolving credit facility.

    In 1998, our board of directors made $30.0 million of cash that had been allocated to Genzyme General available to Genzyme Molecular Oncology. All of these funds remained available as of December 31, 1999. Genzyme Molecular Oncology may draw down funds as needed in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement in exchange for 676,524 Genzyme Molecular Oncology designated shares. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes. For information regarding the determination of the amount of Genzyme Molecular Oncology designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.

    In March 2000, we filed with the SEC a prospectus pursuant to Rule 424 of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of Molecular Oncology Stock (plus 450,000 shares issuable upon exercise of the underwriters over-allotment option). In April 2000, in light of market volatility and current market conditions at the time, we terminated the offering of shares of Molecular Oncology Stock contemplated by the prospectus. Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, as amended, in July 2000, we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

    Genzyme Molecular Oncology, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At June 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to expand our existing credit facilities and borrow approximately
$200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme. We have included information about the proposed acquisition of Biomatrix, Inc. and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources--Genzyme Corporation," which we incorporate into this discussion by reference.

    We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through 2000:

    - $20.8 million of gross proceeds from the July 2000 private offering of Molecular Oncology Stock;

    - the $15.0 million remaining under the interdivisional financing arrangement with Genzyme General;

    - our revolving credit facilities;

    - revenues generated from the SAGE-TM- gene expression technology; and

    - revenues from license agreements.

    We expect Genzyme Molecular Oncology to have significant operating losses for the next several years. Genzyme Molecular Oncology plans to spend substantial amounts of funds on, among other things:

    - research and development;

    - pre-clinical and clinical testing; and

    - pursuing regulatory approvals.

    Genzyme Molecular Oncology's cash needs may differ from those planned as a result of many factors, including the:

    - ability to become profitable;

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

                           GENZYME SURGICAL PRODUCTS

    At June 30, 2000, Genzyme Surgical Products had cash, cash equivalents, and short- and long-term investments of $95.9 million, a decrease of $30.2 million from December 31, 1999.

    Genzyme Surgical Products used $19.8 million in cash for operations in the first six months of 2000. This is primarily due to Genzyme Surgical Products' net loss of $20.4 million for the six months ended June 30, 2000.

    In June 1999, we allocated $150.0 million in cash, cash equivalents, investments and certain other assets from Genzyme General to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme.

    Genzyme Surgical Products' investing activities provided $15.2 million of cash due to the following:

    - net sales and maturities of investments provided $25.7 million of cash;

    - $5.0 million of cash was used to purchase Focal, Inc. common stock as described below; and

    - $1.6 million of cash was used to fund capital expenditures.

    In April 2000, Focal, Inc. exercised its first option under the stock purchase agreement between Genzyme and Focal. As required by the terms of this agreement, Genzyme purchased $5.0 million of Focal common stock, at a price of $8.14 per share. We have allocated these shares to Genzyme Surgical Products. We are committed, at Focal's option, to make additional future equity investments of up to $10.0 million subject to certain conditions.

    Genzyme Surgical Products, together with our other operating divisions, has access to our revolving credit facilities. At June 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme as discussed below.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon SEC clearance of the Registration Statement on Form S-4 and completion of the merger, we will create a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities currently allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

    Biomatrix stockholders will receive $37 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix Stock they hold. The merger agreement provides, however, that Genzyme will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245 million.

    Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. To the extent that Genzyme Surgical Products uses cash to complete the acquisition, its cash reserves will be diminished.

    For more information about the merger and the merger consideration, we encourage you to carefully read the Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on July 3, 2000.

    We anticipate that Genzyme Surgical Products' current cash resources, together with revenues generated from its products and distribution agreements, will be sufficient to fund its operations through 2001. However, its cash needs may differ from those planned because of many factors, including:

    - the ability to become profitable;

    - results of research and development efforts;

    - the ability to establish and maintain strategic collaborations and licensing arrangements for research and development programs;

    - the achievement of milestones under strategic collaborations;

    - the ability to establish and maintain additional distribution arrangements;

    - the enforcement of patent and other intellectual property rights;

    - market acceptance of novel approaches and therapies;

    - the development of competitive products; and

    - the ability to satisfy regulatory requirements of the FDA and other governmental authorities.

    In addition, if we exercise our option to purchase the limited partnership interests in Genzyme Development Partners, L.P. and use cash to pay all or a portion of the approximately $26.0 million advance payment to the limited partners, our cash resources will be diminished. The option will be exercisable during the 90-day period beginning on August 31, 2000. Genzyme Development Partners is a Delaware limited partnership that was formed in 1989 to develop, produce and derive income from the sale of Sepra products. Its general partner is a wholly-owned subsidiary of Genzyme.

                             GENZYME TISSUE REPAIR

    At June 30, 2000, Genzyme Tissue Repair had cash and cash equivalents of $4.4 million, a decrease of $5.0 million from December 31, 1999.

    During the first six months of 2000, Genzyme Tissue Repair used
$10.5 million of cash for operations. This is primarily due to Genzyme Tissue Repair's net loss of $9.0 million during the period.

    Financing activities provided Genzyme Tissue Repair with $5.6 million of cash. This includes $5.0 million drawn by Genzyme Tissue Repair from funds available from Genzyme General under an interdivisional financing arrangement discussed below and the allocation of $0.6 million of cash from the exercise of options to purchase shares of Tissue Repair Stock and the issuance of Tissue Repair Stock under an employee stock plan.

    Genzyme Tissue Repair, together with our other operating divisions, has access to our revolving credit facilities. At June 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. At June 30, 2000, $18.0 million of funds outstanding under our revolving credit facility, that matures in November 2000, were allocated to Genzyme Tissue Repair. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme as discussed below.

    In 1998, our board of directors made $50.0 million of cash that had been allocated to Genzyme General available to Genzyme Tissue Repair, of which $20.0 million remained available as of December 31, 1999. Genzyme Tissue Repair may draw down funds as needed each fiscal quarter in exchange for Genzyme Tissue Repair designated shares. Under this arrangement, in 1999, Genzyme Tissue Repair drew $5.0 million and we reduced the available amount committed by $25.0 million to $20.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon SEC clearance of our Registration Statement on Form S-4 and completion of the merger, we will create a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger and upon Genzyme Shareholder approval, the assets and liabilities currently allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase. We have included more information about the proposed acquisition of Biomatrix, Inc. and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources--Genzyme Surgical Products," which we incorporate into this discussion by reference.

    We anticipate that Genzyme Tissue Repair's current cash resources, together with the $15.0 million that remains available under the interdivisional financing arrangement from Genzyme General, will be sufficient to fund its operations through the end of 2000.

    Genzyme Tissue Repair's cash needs may differ from those planned as a result of various factors, including the:

    - ability to become profitable;

    - ability to satisfy regulatory requirements of the FDA and other government agencies;

    - results of research and development and clinical testing;

    - enforcement of patent and other intellectual property rights; and

    - development of competitive products and services.

    In addition, in 1999, Genzyme Tissue Repair received $25.0 million in cash from Genzyme General in connection with the transfer of our interest in our joint venture with Diacrin, Inc. from Genzyme Tissue Repair to Genzyme General. If the joint venture does not initiate a phase 3 clinical trial of NeuroCell(TM)--PD by December 31, 2000, Genzyme Tissue Repair will be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5%. If a phase 3 clinical trial is initiated by December 31, 2000 but NeuroCell(TM)--PD does not receive final marketing approval from the FDA by June 30, 2004, Genzyme Tissue Repair will be required to pay Genzyme General $15.0 million plus accrued interest at an annual rate of 13.5%. Genzyme Tissue Repair may repay these amounts in cash, Genzyme Tissue Repair designated shares, or combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to repay Genzyme General in cash, its cash reserves will be substantially diminished or depleted in their entirety. If Genzyme Tissue Repair elects to repay Genzyme General in Genzyme Tissue Repair designated shares, this would substantially dilute the rights of the holders of Tissue Repair Stock and could significantly affect the market price of Tissue Repair Stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK.

    We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 1999.

    We incorporate our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Market Risk" in
Exhibit 13.5 to our 1999 Form 10-K/A by reference into this discussion.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 2000

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    In April 2000, Genzyme General received net proceeds of approximately $5.1 million in connection with a settlement of a lawsuit. The lawsuit, initiated in 1993 in the U.S. District Court for the District of Boston, Massachusetts, pertained to an accidental spill of Ceredese-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme General.

    On July 25, 2000, Genzyme filed a lawsuit for the purpose of seeking injunctive relief and damages against Transkaryotic Therapies Inc. in the U.S. District Court in Wilmington, Delaware for patent infringement by the manufacture and use of Replagal-TM-, Transkaryotic Therapies' replacement therapy for Fabry disease. The suit alleges infringement of U.S. patent
No. 5,356,804, which is exclusively licensed to Genzyme by Mount Sinai School of Medicine. The patent is directed to methods of making alpha-galactosidase in mammalian cells, as well as the genetically-engineered cells themselves.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    I. We held an annual meeting of our stockholders on May 25, 2000, which we adjourned and re-convened on June 20, 2000. We have described below the results of the voting on proposals submitted to our stockholders for a vote at the annual meeting:

    a.  Proposal to elect one director for a term of office expiring in 2003:

                                                           NUMBER OF VOTES
                                                        ----------------------
NOMINEE                                                    FOR       WITHHELD
-------                                                 ----------   ---------
Henri A. Termeer
  Genzyme General Stock...............................  73,721,283   1,642,212
  Molecular Oncology Stock*...........................   1,003,382      11,655
  Surgical Products Stock**...........................   8,046,937     215,869
  Tissue Repair Stock***..............................   1,637,353      15,154
                                                        ----------   ---------
  Total...............................................  84,408,955   1,884,890

       Mr. Termeer received a majority of the votes cast and, therefore, has been duly elected as a director of Genzyme. The terms in office of the following directors continued after the meeting:

       - Constantine E. Anagnostopoulos, Ph.D.;

       - Douglas A. Berthiaume;

       - Henry E. Blair;

       - Robert J. Carpenter; and

       - Charles L. Cooney, Ph.D.

    b. Proposal to amend our 1990 Equity Incentive Plan to add 175,000 shares of Surgical Products Stock to be made available for issuance under the plan.

                         NUMBER OF      NUMBER OF     NUMBER OF VOTES   NUMBER OF BROKER
                         VOTES FOR    VOTES AGAINST     ABSTAINING       NON-VOTES****
                         ----------   -------------   ---------------   ----------------
Genzyme General Stock..  51,124,488    23,986,098         252,907              --
Molecular Oncology
  Stock*...............     937,341        74,141           3,554              --
Surgical Products
  Stock**..............   7,414,911       820,424          27,469              --
Tissue Repair
  Stock***.............   1,362,570       281,410           8,526              --
                         ----------    ----------         -------             ---
Total..................  60,839,310    25,162,073         292,456

       The proposal received the affirmative vote of a majority in interest of the stock present, or represented, and entitled to vote and, therefore, has been adopted.

    c. Proposal to amend our charter to modify the terms of the Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock.

                         NUMBER OF      NUMBER OF     NUMBER OF VOTES   NUMBER OF BROKER
                         VOTES FOR    VOTES AGAINST     ABSTAINING         NON-VOTES
                         ----------   -------------   ---------------   ----------------
Genzyme General Stock..  55,668,021      316,909          261,347          19,559,370
Molecular Oncology
  Stock*...............     588,527       21,196            7,762             441,200
Surgical Products
  Stock**..............   5,492,636      400,837           43,945           2,876,226
Tissue Repair
  Stock***.............     860,237       36,739           13,231             755,058
                         ----------      -------          -------          ----------
Total..................  62,609,421      775,681          326,285          23,631,854

       The proposal received the affirmative vote of a majority in interest of all shares outstanding and entitled to vote and, therefore, has been adopted.

    d. Votes of holders of shares of Molecular Oncology Stock on the proposal to amend our charter to modify the terms of the Molecular Oncology Stock.

                          NUMBER OF     NUMBER OF     NUMBER OF VOTES   NUMBER OF BROKER
                          VOTES FOR   VOTES AGAINST     ABSTAINING         NON-VOTES
                          ---------   -------------   ---------------   ----------------
Molecular Oncology
  Stock.................  7,356,596      264,953          97,036           5,515,003

       The proposal received the affirmative vote of a majority in interest of all shares of Molecular Oncology Stock outstanding and entitled to vote and, therefore, has been adopted for Molecular Oncology Stock.

    e. Votes of holders of shares of Surgical Products Stock on the proposal to amend our charter to modify the terms of the Surgical Products Stock.

                          NUMBER OF     NUMBER OF     NUMBER OF VOTES   NUMBER OF BROKER
                          VOTES FOR   VOTES AGAINST     ABSTAINING         NON-VOTES
                          ---------   -------------   ---------------   ----------------
Surgical Products
  Stock.................  9,004,322      657,111          72,041           4,715,125

       The proposal received the affirmative vote of a majority in interest of all shares of Surgical Products Stock outstanding and entitled to vote and, therefore, has been adopted for Surgical Products Stock.

    f. Votes of holders of shares of Tissue Repair Stock on the proposal to amend our charter to modify the terms of the Tissue Repair Stock.

                         NUMBER OF      NUMBER OF     NUMBER OF VOTES   NUMBER OF BROKER
                         VOTES FOR    VOTES AGAINST     ABSTAINING         NON-VOTES
                         ----------   -------------   ---------------   ----------------
Tissue Repair Stock....  14,337,287      612,329          220,532          12,584,310

       The proposal received the affirmative vote of a majority in interest of all shares of Tissue Repair Stock outstanding and entitled to vote and, therefore, has been adopted for Tissue Repair Stock.

       -------------------------------

       * Represents the actual number of shares of Molecular Oncology Stock voted multiplied by .08.

       ** Represents the actual number of shares of Surgical Products Stock voted multiplied by .61.

       *** Represents the actual number of shares of Tissue Repair Stock voted multiplied by .06.

       ****For this purpose, abstentions and broker non-votes are not counted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

3.1     Restated Articles of Organization of Genzyme. Filed as
        Exhibit 1 to Genzyme's Current Report on Form 8-K filed on
        June 30, 2000 (File No. 0-14680), and incorporated herein by reference.
10.1    Amended and Restated Collaboration Agreement dated as of
        April 1, 2000 by and between Genzyme, GelTex
        Pharmaceuticals, Inc. and RenaGel LLC. Filed as Exhibit 10.1 to GelTex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872) and incorporated herein by reference.
10.2 Amended and Restated Operating Agreement of RenaGel LLC dated as of April 1, 2000 by and between Genzyme, GelTex
        Pharmaceuticals, Inc. and RenaGel, Inc. Filed as
        Exhibit 10.2 to GelTex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872) and incorporated herein by reference.
27      Financial Data Schedule for Genzyme for the six months ended
        June 30, 2000 (for EDGAR filing purposes only). Filed herewith.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, dated June 30, 2000, to report upon the filing with the Secretary of the Commonwealth of Massachusetts and the effectiveness of an amendment to our corporate charter modifying the terms of three of the four series of our common stock.

    We filed a Current Report on Form 8-K, dated July 14, 2000, for the purpose of filing an opinion of counsel with respect to the validity of 1,464,100 shares of Molecular Oncology Stock being offering pursuant to a Registration Statement on Form S-3.

    We filed a Current Report on Form 8-K, dated July 17, 2000, for the purpose of filing an updated opinion of counsel with respect to the validity of 1,607,400 shares of Molecular Oncology Stock being offered pursuant to a Registration Statement on Form S-3.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GENZYME CORPORATION

DATE: August 14, 2000                                  By:  /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                            Michael S. Wyzga
                                                            SENIOR VICE PRESIDENT FINANCE,
                                                            CHIEF FINANCIAL OFFICER,
                                                            CORPORATE CONTROLLER AND CHIEF ACCOUNTING
                                                            OFFICER

                                 EXHIBIT INDEX

3.1      Restated Articles of Organization of Genzyme. Filed as
         Exhibit 1 to Genzyme's Current Report on Form 8-K filed on
         June 30, 2000 (File No. 0-14680), and incorporated herein by reference.

10.1     Amended and Restated Collaboration Agreement dated as of
         April 1, 2000 by and between Genzyme, GelTex
         Pharmaceuticals, Inc. and RenaGel LLC. Filed as
         Exhibit 10.1 to GelTex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872) and incorporated herein by reference.

10.2 Amended and Restated Operating Agreement of RenaGel LLC dated as of April 1, 2000 by and between Genzyme, GelTex
         Pharmaceuticals, Inc. and RenaGel, Inc. Filed as
         Exhibit 10.2 to GelTex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872) and incorporated herein by reference.

27       Financial Data Schedule for Genzyme for the six months ended
         June 30, 2000 (for EDGAR filing purposes only). Filed herewith.