Form 10-Q/A
period 1999-09-30
GENZYME CORP
filed 2000-10-17
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                               AMENDMENT NO. 1 TO

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

     - Considerations regarding the disposition of Genzyme Molecular Oncology designated shares.

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

     - The content and timing of decisions made by the United States Food and Drug Administration and other regulatory agencies regarding our products and services;

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

     We have filed more detailed descriptions of these risks and uncertainties in some of our recent filings with the SEC. We encourage you to review these descriptions, which can be found in the following places:

     - Exhibit 13.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (our "1998 Form 10-K") under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

                          (our "1998 Form 10-K")

     - Exhibit 13.1 to our 1998 Form 10-K under the heading "Management's Discussion and Analysis of Genzyme General Division's Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."



     - Exhibit 13.3 to our 1998 Form 10-K under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology Division's Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."


     - Exhibit 99.3 to our current report on Form 8-K filed with SEC on June 11, 1999 under the heading "Risk Factors Relating to Genzyme Surgical Products Division Common Stock -- Risks Related to Genzyme Surgical Products."


     - Exhibit 13.2 to our 1998 Form 10-K under the heading "Management's Discussion and Analysis of Genzyme Tissue Repair Division's Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."


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

     - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology"

     - Genzyme Surgical Products Division = "Genzyme Surgical Products"

     - Genzyme Tissue Repair Division = "Genzyme Tissue Repair"

     We also refer to the series of Genzyme common stock that reflect the value and track the performance of these divisions by their Nasdaq trading symbols:

     - Genzyme General Division Common Stock = "Genzyme General Stock"

     - Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock"

     - Genzyme Surgical Products Division Common Stock = "Surgical Products
Stock"

     - Genzyme Tissue Repair Division Common Stock = "Tissue Repair Stock"

     "Genzyme" is a registered trademark and service mark of Genzyme Corporation. All rights reserved.

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                                                                     PAGE NO.
                                                                                     --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.    Financial Statements..........................................   5

                     GENZYME CORPORATION AND SUBSIDIARIES

                     Unaudited, Consolidated Statements of Operations for the
                       Three and Nine Months Ended September 30, 1999 and 1998.....   5

                     Consolidated Balance Sheets as of September 30,
                       1999 (unaudited) and December 31, 1998......................   7

                     Unaudited, Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 1999 and 1998...............   8

                     Notes to Unaudited, Consolidated Financial Statements.........   9

                     GENZYME GENERAL

                     Unaudited, Combined Statements of Operations for the Three
                       and Nine Months Ended September 30, 1999 and 1998...........  17

                     Combined Balance Sheets as of September 30, 1999 (unaudited)
                       and December 31, 1998.......................................  18

                     Unaudited, Combined Statements of Cash Flows for the Nine
                       Months Ended September 30, 1999 and 1998....................  19

                     Notes to Unaudited, Combined Financial Statements.............  20

                     GENZYME MOLECULAR ONCOLOGY

                     Unaudited, Combined Statements of Operations for the Three
                       and Nine Months Ended September 30, 1999 and 1998...........  24

                     Combined Balance Sheets as of September 30, 1999 (unaudited)
                       and December 31, 1998.......................................  25

                     Unaudited, Combined Statements of Cash Flows for the Nine
                       Months Ended September 30, 1999 and 1998....................  26

                     Notes to Unaudited, Combined Financial Statements.............  27

                     GENZYME SURGICAL PRODUCTS

                     Unaudited, Combined Statements of Operations for the Three
                       and Nine Months Ended September 30, 1999 and 1998...........  28

                     Combined Balance Sheets as of September 30, 1999 (unaudited)
                       and December 31, 1998.......................................  29

                     Unaudited, Combined Statements of Cash Flows for the Nine
                       Months Ended September 30, 1999 and 1998....................  30

                     Notes to Unaudited, Combined Financial Statements.............  31

                     GENZYME TISSUE REPAIR

                     Unaudited, Combined Statements of Operations for the Three
                       and Nine Months Ended September 30, 1999 and 1998...........  34

                     Combined Balance Sheets as of September 30, 1999 (unaudited)
                       and December 31, 1998.......................................  35

                     Unaudited, Combined Statements of Cash Flows for the Nine
                       Months Ended September 30, 1999 and 1998....................  36

                     Notes to Unaudited, Combined Financial Statements.............  37

            ITEM 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.........................  38

            ITEM 3.  Quantitative and Qualitative Disclosures About Market
                       Risk........................................................  63

PART II.  OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K..............................  64
Signatures.........................................................................  65


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED, AMOUNTS IN THOUSANDS,
                            EXCEPT PER SHARE AMOUNTS)



                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Revenues:

Net product sales...............................  $170,215    $152,453    $499,790    $445,630
  Net service sales.............................    19,952      18,526      58,481      55,397
  Revenue from research and development
     contracts..................................     1,248       2,415       3,572       7,792
                                                  --------    --------    --------    --------
     Total revenues.............................   191,415     173,394     561,843     508,819
Operating costs and expenses:
  Cost of products sold.........................    44,371      71,547     132,757     166,470
  Cost of services sold.........................    12,392      12,290      36,894      36,545
  Selling, general and administrative...........    58,648      51,781     183,951     160,264
  Research and development......................    35,925      32,351     109,632      84,918
  Amortization of intangibles...................     6,128       6,027      18,501      18,092
  Charge for in-process technology..............     5,436          --       5,436          --
                                                  --------    --------    --------    --------
     Total operating costs and expenses.........   162,900     173,996     487,171     466,289
                                                  --------    --------    --------    --------
Operating income (loss).........................    28,515        (602)     74,672      42,530
Other income (expenses):
  Equity in net loss of unconsolidated
     affiliates.................................   (10,407)     (6,777)    (29,507)    (18,325)
  Gain on affiliate sale of stock...............     1,164          --       1,770       2,369
  Minority interest.............................       843         993       2,573       2,717
  Gain on sale of investment....................        --          --       1,963          --
  Gain on sale of product line..................       518      31,202       8,018      31,202
  Charge for impaired investment................        --          --      (5,487)         --
  Other.........................................        58         235         101         185
  Investment income.............................     9,404       7,438      26,692      16,372
  Interest expense..............................    (5,922)     (6,946)    (17,010)    (16,068)
                                                  --------    --------    --------    --------
     Total other income (expenses)..............    (4,342)     26,145     (10,887)     18,452
                                                  --------    --------    --------    --------
Income before income taxes......................    24,173      25,543      63,785      60,982
Provision for income taxes......................   (10,395)    (10,576)    (27,659)    (25,135)
                                                  --------    --------    --------    --------
Net income......................................  $ 13,778    $ 14,967    $ 36,126    $ 35,847
                                                  ========    ========    ========    ========
Comprehensive income, net of tax:
  Net income....................................  $ 13,778    $ 14,967    $ 36,126    $ 35,847
                                                  --------    --------    --------    --------
  Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments....       6,463      (2,234)     (7,349)     (1,290)
                                                  --------    --------    --------    --------
  Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during
    the period...............................       18,869        (563)     17,352      (4,192)
  Reclassification adjustment for gains
    included in net income...................           --          --       1,945          --
                                                  --------    --------    --------    --------
  Unrealized gains (losses) on securities,
    net.....................................        18,869        (563)     19,297      (4,192)
                                                  --------    --------    --------    --------
  Other comprehensive income (loss)............     25,332      (1,697)     11,948      (5,482)
                                                  --------    --------    --------    --------
Comprehensive income...........................   $ 39,110    $ 13,270    $ 48,074    $ 30,355
                                                  ========    ========    ========    ========


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                              --------------------    --------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
Net income (loss) per share:
Allocated to Genzyme General Stock (Revised-See Note 9):
Genzyme General net income..................................  $ 29,971    $ 40,202    $ 91,389    $ 96,626
Genzyme Surgical Products net loss..........................         -     (21,519)    (27,523)    (40,523)
Tax benefit allocated from Genzyme Molecular Oncology.......     2,016       1,153       6,326       5,238
Tax benefit allocated from Genzyme Surgical Products........     3,841       7,741      14,191      14,578
Tax benefit allocated from Genzyme Tissue Repair............     2,359       4,656       9,733      12,452
                                                              --------    --------    --------    --------
Net income allocated to Genzyme General Stock...............  $ 38,187    $ 32,233    $ 94,116    $ 88,371
                                                              ========    ========    ========    ========
Net income per share of Genzyme General Stock:
  Basic.....................................................  $   0.46    $   0.41    $   1.14    $   1.13
                                                              ========    ========    ========    ========
  Diluted...................................................  $   0.43    $   0.39    $   1.09    $   1.09
                                                              ========    ========    ========    ========
Weighted average shares outstanding:
  Basic.....................................................    83,621      79,032      82,741      78,492
                                                              ========    ========    ========    ========
  Diluted...................................................    94,331      87,882      93,196      83,887
                                                              ========    ========    ========    ========
Allocated to Molecular Oncology Stock:
  Net loss .................................................  $ (7,559)   $ (8,080)   $(22,777)   $(22,067)
                                                              ========    ========    ========    ========
  Net loss per share of Molecular Oncology Stock -- basic
    and diluted.............................................  $  (0.60)   $  (2.06)   $  (1.80)   $  (5.62)
                                                              ========    ========    ========    ========
  Weighted average shares outstanding.......................    12,682       3,929      12,672       3,929
                                                              ========    ========    ========    ========
Allocated to Surgical Products Stock (Revised -- See
 Note 9):
  Net loss..................................................  $(10,953)               $(11,833)
                                                              ========                ========
  Net loss per share of Surgical Products Stock -- basic
    and diluted.............................................  $  (0.74)               $  (0.80)
                                                              ========                ========
  Weighted average shares outstanding.......................    14,835                  14,835
                                                              ========                ========
Allocated to Tissue Repair Stock:
  Net loss..................................................  $ (6,148)   $ (9,438)   $(24,146)   $(31,213)
                                                              ========    ========    ========    ========
  Net loss per share of Tissue Repair Stock -- basic and
    diluted.................................................  $  (0.25)   $  (0.47)   $  (1.05)   $  (1.55)
                                                              ========    ========    ========    ========
  Weighted average shares outstanding.......................    24,275      20,289      22,995      20,150
                                                              ========    ========    ========    ========



  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  253,763       $  118,612
  Short-term investments....................................      274,214          175,453
  Accounts receivable, net..................................      154,256          163,042
  Inventories...............................................      117,184          109,833
  Prepaid expenses and other current assets.................       21,629           31,467
  Deferred tax assets -- current............................       39,688           39,725
                                                               ----------       ----------
     Total current assets...................................      860,734          638,132
Property, plant and equipment, net..........................      383,541          382,619
Long-term investments.......................................      167,950          281,664
Intangibles, net............................................      259,451          279,516
Deferred tax assets -- noncurrent...........................       23,526           24,277
Investment in equity securities.............................       77,041           51,977
Other.......................................................       31,979           30,669
                                                               ----------       ----------
     Total assets...........................................   $1,804,222       $1,688,854
                                                               ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   16,675       $   27,604
  Accrued expenses..........................................       89,818           72,389
  Income taxes payable......................................       26,771           16,543
  Payable to joint venture..................................        3,211            1,181
  Deferred revenue..........................................        1,881            2,731
  Current portion of long-term debt and capital lease
     obligations............................................       87,733          100,568
                                                               ----------       ----------
     Total current liabilities..............................      226,089          221,016
Long-term debt and capital lease obligations................       18,000            3,087
Convertible subordinated notes and debentures, net..........      272,399          284,138
Other.......................................................        2,338            8,078
                                                               ----------       ----------
     Total liabilities......................................      518,826          516,319
Stockholders' equity:
  Preferred Stock...........................................           --               --
  Genzyme General Stock, $0.01 par value....................          841              814
  Molecular Oncology Stock, $0.01 par value.................          127              126
  Surgical Products Stock $0.01 par value...................          148               --
  Tissue Repair Stock, $0.01 par value......................          255              209
  Treasury Stock -- at cost.................................         (901)            (901)
  Additional paid-in capital -- Genzyme General Stock.......      440,791          593,042
  Additional paid-in capital -- Molecular Oncology Stock ...       63,589           63,427
  Additional paid-in capital -- Surgical Products Stock.....      543,449          365,785
  Additional paid-in capital -- Tissue Repair Stock.........      213,188          174,198
  Retained earnings (accumulated deficit)...................       22,328          (13,798)
  Accumulated other comprehensive income (loss).............        1,581          (10,367)
                                                               ----------       ----------
     Total stockholders' equity.............................    1,285,396        1,172,535
                                                               ----------       ----------
     Total liabilities and stockholders' equity.............   $1,804,222       $1,688,854
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

                      GENZYME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  36,126      $  35,847
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and amortization..........................      48,706         45,782
     Accretion of debt conversion feature...................          --          2,654
     Deferred income tax benefit............................      (1,986)        (1,986)
     Accrued interest/amortization on investments...........         106         (8,671)
     Gain on sale of investment.............................      (1,963)            --
     Loss on sale of property, plant and equipment..........       1,115             --
     Provision for bad debts................................      10,944          4,104
     Equity in net loss of unconsolidated affiliates........      29,507         18,140
     Gain on affiliate sale of stock........................      (1,770)        (2,369)
     Minority interest in net loss of affiliates............      (2,573)        (2,717)
     Charge for impaired investment.........................       5,487             --
     Gain on sale of product line...........................      (8,018)       (31,202)
     Charge for in-process technology.......................       5,436             --
     Other..................................................         509             54
     Increase (decrease) in cash from working capital changes:
       Accounts receivable..................................      (3,486)       (30,070)
       Inventories..........................................     (10,752)        29,791
       Prepaid expenses and other current assets............       9,653         (5,643)
       Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................      16,495         21,825
                                                               ---------      ---------
       Net cash provided by operating activities............     133,536         75,539
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................    (357,248)      (384,847)
  Sales and maturities of investments.......................     368,162         63,884
  Acquisitions of property, plant and equipment.............     (35,602)       (25,023)
  Sale of property, plant and equipment.....................         188            876
  Acquisitions, net of acquired cash and assumed
     liabilities............................................      (6,500)        (8,324)
  Proceeds from sale of product line........................       5,000         24,760
  Proceeds from sale of investment..........................      11,090             --
  Investment in unconsolidated affiliates...................     (13,700)       (22,783)
  Investment in joint ventures..............................     (32,507)       (11,987)
  Repayment of notes receivable.............................       8,360             --
  Repayment of loans by affiliates..........................          --          2,019
  Other.....................................................       1,179            868
                                                               ---------      ---------
       Net cash used in investing activities................     (51,578)      (360,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................      56,432         34,881
  Proceeds from issuance of debt, net.......................          --        243,459
  Payments of debt and capital lease obligations............      (3,669)       (19,081)
  Other.....................................................       3,320          2,124
                                                               ---------      ---------
       Net cash provided by financing activities............      56,083        261,383
Effect of exchange rate changes on cash.....................      (2,890)          (438)
                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents............     135,151        (24,073)
Cash and cash equivalents at beginning of period............     118,612        102,406
                                                               ---------      ---------
Cash and cash equivalents at end of period..................   $ 253,763      $  78,333
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

                      GENZYME CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

       Our unaudited consolidated financial statements for each period include the balance sheets, results of operations and cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared the unaudited, consolidated financial statements for Genzyme following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1998 data to conform with our 1999 presentation.



     These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 1998 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

                      GENZYME CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





2. INVENTORIES (AMOUNTS IN THOUSANDS):


                                 SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                 ------------------    -----------------
                                    (Unaudited)
Raw materials..................       $ 42,904             $ 41,328
Work-in-process................         47,775               27,474
Finished products..............         26,505               41,031
                                      --------             --------
     Total.....................       $117,184             $109,833
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


4. ACQUISITION OF PEPTIMMUNE, INC.


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

                      GENZYME CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

because our portion of the cumulative losses of the joint venture exceeded our initial capital contribution, we have recorded current liabilities of $3.2 million for the nine months ended September 30, 1999.


6. INVESTMENT IN BIOMARIN PHARMACEUTICAL INC.


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


8. TAX PROVISION


                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    SEPTEMBER 30,                         SEPTEMBER 30,
                               ----------------------                ---------------------
                                 1999          1998      % CHANGE      1999          1998      % CHANGE
                               --------      --------    --------    --------      --------    --------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Provision for income taxes..    $(10,395)     $(10,576)        (2)%   $(27,659)     $(25,135)         10%
Tax rate...................          43%           41%                     43%           41%


     Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

     -    provision for state income taxes;

     -    use of a foreign sales corporation;

     -    nondeductible amortization of intangibles;

     -    use of tax credits; and

     -    share of losses of unconsolidated affiliates.

                      GENZYME CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. NET INCOME (LOSS) PER SHARE





REVISION

     We had previously reported income (loss) allocated to Genzyme General Stock and Surgical Products Stock, and earnings per share of Genzyme General Stock for three months ended September 30, 1998 and for the nine months ended September 30, 1999 and 1998, as adjusted to retroactively reflect the changes in earnings allocations resulting from the June 1999 creation and distribution of Surgical Products Stock. The allocation of Genzyme's historical earnings has been revised to reflect an allocation of Genzyme's earnings to each series of common stock outstanding in periods prior to June 1999 and to each series of common stock, including Surgical Products Stock, thereafter. The impact of these revisions are as follows:



                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER  30,               SEPTEMBER 30,
                                                                   ----------------------    -----------------------
                                                                             1998               1999          1998
                                                                   ----------------------    -----------------------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     GENZYME GENERAL:
       PREVIOUSLY REPORTED: (pro forma information
         previously reported as historical)
         Net income allocated to Genzyme General Stock.........             $57,352          $121,639      $128,894
                                                                            =======          ========      ========

         Net income per share of Genzyme General Stock:
           Basic...............................................               $0.68             $1.47         $1.64
                                                                              =====             =====         =====
           Diluted.............................................               $0.64             $1.38         $1.57
                                                                              =====             =====         =====

       AS REVISED:
         Net income allocated to Genzyme General Stock.........             $32,233           $94,116       $88,371
                                                                            =======           =======       =======

         Net income per share of Genzyme General Stock:
           Basic...............................................               $0.41             $1.14         $1.13
                                                                              =====             =====         =====
           Diluted.............................................               $0.39             $1.09         $1.09
                                                                              =====             =====         =====


     GENZYME SURGICAL PRODUCTS:
       PREVIOUSLY REPORTED: (pro forma information
         previously reported as historical)
         Net loss allocated to Surgical Products Stock.........            $(21,519)         $(39,356)     $(40,523)
                                                                           ========          ========      ========
       AS REVISED:
         Net loss allocated to Surgical Products Stock.........                              $(11,833)
                                                                                             ========

         Net loss per share of Surgical Products Stock --
             basic and diluted.................................                                $(0.80)
                                                                                               ======

         Weighted average shares outstanding...................                                14,835
                                                                                               ======



If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1998, net income allocated to Genzyme General Stock, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows (in thousands):



                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER  30,                   SEPTEMBER 30,
                                                                                1998             1999           1998
                                                                 -------------------           ---------------------
     GENZYME GENERAL:
         Net income allocated to Genzyme General Stock.........             $57,352          $121,639      $128,894
                                                                            =======          ========      ========
         Weighted average shares outstanding:
           Basic...............................................              79,032            82,741        78,492
           Diluted.............................................              87,882            93,196        83,887

     GENZYME SURGICAL PRODUCTS:
         Net loss allocated to Surgical Products Stock.........            $(21,519)         $(39,356)      $(40,523)
                                                                           ========         =========       =========
         Weighted average shares outstanding-basic and diluted.               14,800           14,800         14,800



     GENZYME GENERAL STOCK (Revised):

     The following table sets forth the computation of basic and diluted earnings per share of Genzyme General Stock:



                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                           ----------------------     ------------------------
                                                              1999         1998           1999          1998
                                                           ---------    ---------     ----------    ----------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Genzyme General net income.............................    $  29,971    $  40,202     $  91,389     $  96,626
Genzyme Surgical Products net loss.....................            -      (21,519)      (27,523)      (40,523)
Tax benefit allocated from Genzyme Molecular Oncology..        2,016        1,153         6,326         5,238
Tax benefit allocated from Genzyme Surgical Products...        3,841        7,741        14,191        14,578
Tax benefit allocated from Genzyme Tissue Repair.......        2,359        4,656         9,733        12,452
                                                           ---------    ---------     ----------    ----------
Net income allocated to Genzyme General Stock -- basic.       38,187       32,233        94,116        88,371

Effect of dilutive securities (net of tax):
  5 1/4% convertible subordinated notes(1):
     Interest expense..................................        2,259        2,009         6,208         2,936
     Amortization of debt discount and
       offering costs(2)...............................          161          143           443           207
  5% convertible subordinated debentures(3):
     Interest expense..................................          183           --           502            --
     Amortization of debt offering costs(4)............           30           --            83            --
                                                             -------      -------      --------      --------
Net income allocated to Genzyme General
   Stock -- diluted....................................      $40,820      $34,385      $101,326      $ 91,514
                                                             =======      =======      ========      ========
Shares used in computing net income per common
  share -- basic.......................................       83,621       79,032        82,741        78,492
  Effect of dilutive securities:
     Employee and director stock options...............        3,743        2,200         3,485         2,261
     Warrants..........................................           24            7            27             7
     5 1/4% convertible subordinated notes(1)..........        6,313        6,313         6,313         3,053
     5% convertible subordinated debentures(3).........          630          330           630            74
                                                             -------      -------      --------      --------
  Dilutive potential common shares(5)..................       10,710        8,850        10,455         5,395
                                                             -------      -------      --------      --------
Shares used in computing net income per common
  share -- diluted(5)..................................       94,331       87,882        93,196        83,887
                                                             =======      =======      ========      ========
Net income per share of Genzyme General Stock:
  Basic................................................      $  0.46      $  0.41      $   1.14      $   1.13
                                                             =======      =======      ========      ========
  Diluted(5)...........................................      $  0.43      $  0.39      $   1.09      $   1.09
                                                             =======      =======      ========      ========


---------------
(1) We issued these notes in May 1998.


(2) We are amortizing the debt discount and offering costs of approximately $7.0 million over the term of these notes, which mature in June 2005.

(3) We issued these debentures in August 1998.

(4) We are amortizing the debt offering costs of approximately $0.9 million over the term of these debentures, which mature in August 2003.


(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 because these securities had an exercise price greater than the average market price of Genzyme General Stock:

                      GENZYME CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      1999     1998     1999     1998
                                                      -----    -----    -----    -----
                                                           (AMOUNTS IN THOUSANDS)

Shares of Genzyme General Stock issuable
for options.........................................  1,680    3,611    1,621    3,767
Shares of Genzyme General Stock issuable
for warrants........................................     --       80       27       80
                                                      -----    -----    -----    -----
Total shares with exercise prices greater
than the average market price of Genzyme General
Stock during the period.............................  1,680    3,691    1,648    3,847
                                                      =====    =====    =====    =====




Molecular Oncology Stock:



       In accounting for the acquisition of PharmaGenics, Inc. in June 1997, Genzyme Molecular Oncology recorded a valuation allowance against a $2.9 million tax asset related to acquired net operating losses due to the application of our policy of accounting for income taxes at the divisional level as if each division were a separate taxpayer. As a result, Genzyme Molecular Oncology recorded an additional $2.9 million of goodwill that was not recorded at the consolidated level. The amortization of this goodwill increases the loss of Genzyme Molecular Oncology and, therefore, the loss allocated to Molecular Oncology Stock. This additional amortization amounted to approximately $0.3 million in each of the three months ended September 30, 1999 and 1998 and $0.8 million in each of the nine months ended September 30, 1999 and 1998.




     For all periods presented, basic and diluted net loss per Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology
Stock:




                                                     THREE MONTHS        NINE MONTHS
                                                         ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    ---------------    ---------------
                                                    1999      1998     1999      1998
                                                    -----    ------    -----    ------
                                                         (AMOUNTS IN THOUSANDS)

Shares of Molecular Oncology Stock issuable for
  options.........................................  1,823     1,165    1,752     1,071
Warrants to purchase Molecular Oncology Stock.....     10        10       10        10
Shares of Molecular Oncology Stock issuable upon
  conversion of the 5 1/4% convertible
  subordinated notes..............................    682       682      682       682
Genzyme Molecular Oncology designated shares(1)...    728     9,446      728     9,446
                                                    -----    ------    -----    ------
Total shares excluded from the diluted loss per
  Genzyme Molecular Oncology share calculation....  3,243    11,303    3,172    11,209
                                                    =====    ======    =====    ======







(1) Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology.



Surgical Products Stock (Revised):



     We created Genzyme Surgical Products on June 28, 1999. Prior to this date, the operations of Genzyme Surgical Products were included in the operations allocated to Genzyme General and, therefore, in the net income allocated to Genzyme General Stock. Net loss per share data of Surgical Products Stock is calculated using the net loss allocated to Genzyme Surgical Products for the period June 28, 1999 through September 30, 1999 and weighted average shares outstanding during the same period. If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1998, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows:






                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER  30,                   SEPTEMBER 30,
                                                                               1998              1999          1998
                                                              ---------------------         -----------------------
                                                                            (AMOUNTS IN THOUSANDS)
         Net loss allocated to Surgical Products Stock.........            $(21,519)         $(39,356)     $(40,523)
                                                                           =========         =========     =========
         Weighted average shares outstanding-basic and diluted.              14,800            14,800        14,800






     We do not disclose net loss per share for Surgical Products Stock for the three and nine months ended September 30, 1998 because Surgical Products Stock was not outstanding prior to June 28, 1999. For the three and nine months ended September 30, 1999, basic and diluted net loss per Surgical Products Stock are the same. We did not include the securities described in the following table in the computation of Surgical Products Stock diluted net loss per share for for the three and nine months ended September 30, 1999 because these securities would have an anti-dilutive effect due to the net loss allocated to Surgical Products Stock:

                      GENZYME CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------    ------------------
                                                  1999         1998      1999        1998
                                                 ------        -----    ------       -----
                                                            (AMOUNTS IN THOUSANDS)

Shares of Surgical Products Stock issuable for
  options......................................     --          --         --         --
Shares of Surgical Products Stock issuable
  upon conversion of the 5 1/4% convertible
  subordinated notes...........................  1,130          --      1,130         --
                                                 -----          --      -----         --
Total shares excluded from the diluted loss per
  Surgical Products Stock share calculation....  1,130          --      1,130         --
                                                 =====          ==      =====         ==





Tissue Repair Stock:


     For all periods presented, basic and diluted net loss per share of Tissue Repair Stock is the same. We did not include the securities described in the following table in the computation of Tissue Repair Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Tissue Repair Stock:




                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   1999        1998      1999        1998
                                                  ------      ------    ------      ------
                                                           (AMOUNTS IN THOUSANDS)

Shares of Tissue Repair Stock issuable for
  options.......................................  4,218       3,223     4,103       3,059
Genzyme Tissue Repair designated shares(1)......  2,260         782     2,260         782
Shares of Tissue Repair Stock issuable upon
  conversion of the 5% convertible subordinated
  note..........................................  3,445       4,199     3,445       4,199
                                                  -----       -----     -----       -----
Total shares excluded from the diluted loss per
  Tissue Repair Stock share calculation.........  9,923       8,204     9,808       8,040
                                                  =====       =====     =====       =====







(1) Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair.



10. SEGMENT REPORTING



     We present segment information in a manner consistent with the method we use to report this information to our management. We have five reportable segments:



     - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme(R) enzyme;

     - Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics;

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

                      GENZYME CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

      Information concerning the operations in these reportable segments is as follows:



                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER  30,                 SEPTEMBER  30,
                                                                             ----------------------        -----------------------
                                                                                 1999         1998             1999          1998
                                                                             ----------------------        -----------------------
                                                                                      (UNAUDITED, AMOUNTS IN THOUSANDS)
       REVENUES:
        Genzyme General:
         Therapeutics............................................             $123,492     $105,485         $357,756      $297,608
         Diagnostic Products.....................................               14,286       16,168           43,933        50,120
         Other...................................................               19,364       19,417           59,274        62,897
         Eliminations/Adjustments (1)............................                  527        1,155            1,677         3,275
                                                                          ------------  -----------      -----------   -----------
           Total Genzyme General.................................              157,669      142,225          462,640       413,900

        Genzyme Molecular Oncology...............................                  709        1,985            3,455         6,491
        Genzyme Surgical Products................................               27,385       24,904           81,419        76,332
        Genzyme Tissue Repair....................................                5,682        4,464           14,370        12,420
        Eliminations/Adjustments (2).............................                 (30)         (184)              (41)       (324)
                                                                          ------------  -----------      -----------   -----------
           Total ................................................             $191,415     $173,394         $561,843      $508,819
                                                                              ========     ========         ========      ========

       NET INCOME:
          Net income allocated to Genzyme General Stock:
           Division net income (loss) -- Genzyme General:........
           Therapeutics..........................................            $  32,556    $  23,650        $  99,337     $  90,461
           Diagnostic Products (3)...............................                1,063       19,399            3,263        19,920
           Other.................................................              (2,630)      (1,871)          (3,958)       (2,182)
           Eliminations/Adjustments (4)..........................              (1,018)        (976)          (7,253)      (11,573)
                                                                           -----------  ----------       -----------    ---------
          Net income for Genzyme General.........................               29,971       40,202           91,389        96,626
          Genzyme Surgical Products net loss (5).................                    -     (21,519)         (27,523)      (40,523)
          Tax benefits allocated from other Genzyme divisions....                8,216       13,550           30,250        32,268
                                                                           -----------  -----------      -----------    ----------
        Net income allocated to Genzyme General Stock............               38,187       32,233           94,116        88,371
        Net income allocated to Molecular Oncology Stock.........              (7,559)      (8,080)         (22,777)      (22,067)
        Net income allocated to Surgical Products Stock (6)......             (10,953)            -         (11,833)             -
        Net income allocated to Tissue Repair Stock..............              (6,148)      (9,438)         (24,146)      (31,213)
        Eliminations/Adjustments (7).............................                  251          252              766           756
                                                                           ----------- ------------     ------------     ---------
           Total ................................................            $  13,778    $  14,967        $  36,126      $ 35,847
                                                                             =========    =========        =========      ========

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(2)  Represents the elimination of inter-divisional revenues.

(3) Diagnostic Products' net income for the three and nine months ended September 30, 1998 includes a $31.2 million gain on the sale of a product line in 1998.

(4) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(5) Represents losses incurred by Genzyme Surgical Products prior to June 28, 1999. The allocation of Genzyme's earnings has been revised to reflect an allocation of Genzyme's earnings to each series of common stock outstanding prior to June 1999 and to each series of common stock, including Surgical Products Stock, thereafter. (See Note 9 above).

(6) In the third quarter of 1998, Genzyme Surgical Products recorded a $10.4 million charge to cost of goods sold to reduce Sepra products inventory to net realizable value.

(7) Consists primarily of a difference in amortization due to $2.9 million of additional goodwill associated with the PharmaGenics, Inc. acquisition carried at the Genzyme Molecular Oncology level as compared to amounts carried at the consolidated level and other adjustments related to our corporate activities that we do not specifically allocate to a particular segment. The difference in the amortization results from the application of our policy to account for income taxes at the divisional level as if each division were a separate tax payer.


     There has been no material change in segment assets since December 31, 1998.


11. SUBSEQUENT EVENTS


  Cell Genesys:

     In October 1999, we entered into an agreement to acquire Cell Genesys, Inc., a gene therapy company, for approximately $350 million in Genzyme General Stock. The acquisition, which we expect to complete in the first quarter of 2000, is subject to:

     - Approval by Cell Genesys' shareholders;

     - Clearance under federal antitrust laws; and

     - Other customary closing conditions.

                      GENZYME CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with this acquisition, our board of directors has approved the allocation of Cell Genesys' cancer programs and product candidates and $60.0 million in cash to Genzyme Molecular Oncology. In exchange for those assets, Genzyme Molecular Oncology will reserve approximately 12.5 million Genzyme Molecular Oncology designated shares for the benefit of Genzyme General.

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

  StressGen:


     In August 1999, the Canadian Medical Discoveries Fund exercised its option to require us and StressGen to repurchase the fund's interest in StressGen/Genzyme LLC. We repurchased one-half of the fund's interest in the joint venture in October 1999 for approximately $3.9 million by issuing to the fund 617,200 shares of Molecular Oncology Stock.

                                GENZYME GENERAL
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF OPERATIONS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)




                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                            --------------------    --------------------
                                                              1999        1998        1999        1998
                                                            --------    --------    --------    --------
Total revenues............................................  $157,669    $142,225    $462,640    $413,900
Operating costs and expenses:
  Cost of products and services sold......................    36,437      54,475     109,328     136,082
  Selling, general and administrative.....................    36,388      30,277     114,446      92,736
  Research and development................................    22,884      19,530      68,896      52,039
  Amortization of intangibles.............................     1,978       1,879       6,081       5,516
  Charge for in-process technology........................     5,436          --       5,436          --
                                                            --------    --------    --------    --------
    Total operating costs and expenses....................   103,123     106,161     304,187     286,373
                                                            --------    --------    --------    --------
Operating income..........................................    54,546      36,064     158,453     127,527
Other income (expenses):
  Equity in net loss of unconsolidated affiliates.........    (9,352)     (4,919)    (24,077)    (11,832)
  Gain on affiliate sale of stock.........................     1,164          --       1,770       2,369
  Gain on sale of investment in equity securities.........        --          --       1,963          --
  Minority interest.......................................       843         993       2,573       2,717
  Gain on sale of product line............................       518      31,202       8,018      31,202
  Charge for impaired investment..........................        --          --      (5,487)         --
  Investment income.......................................     6,970       6,974      23,713      14,660
  Interest expense........................................    (5,445)     (5,324)    (15,631)    (10,628)
                                                            --------    --------    --------    --------
    Total other income (expenses).........................    (5,302)     28,926      (7,158)     28,488
                                                            --------    --------    --------    --------
Income before income taxes................................    49,244      64,990     151,295     156,015
Provision for income taxes................................   (19,273)    (24,788)    (59,906)    (59,389)
                                                            --------    --------    --------    --------
Division net income.......................................   $29,971     $40,202     $91,389     $96,626
                                                            ========    ========    ========    ========
Comprehensive income, net of tax:
Division net income.......................................  $ 29,971    $ 40,202    $ 91,389    $ 96,626
Other comprehensive income (loss), net of tax:              --------    --------    --------    --------
    Foreign currency translation adjustments..............     6,463      (1,134)     (7,349)     (1,290)
    Unrealized (gains) losses on securities:                --------    --------    --------    ---------
    Unrealized (gains) losses arising during the period...    18,871        (567)     17,982      (4,210)
    Reclassification adjustment for losses included in net
      income..............................................        --          --       1,945          --
                                                            --------    --------    --------    --------
  Unrealized gains (losses) on securities, net............    18,871        (567)     19,927      (4,210)
                                                            --------    --------    --------    --------
Other comprehensive income (loss).........................    25,334      (1,701)     12,578      (5,500)
                                                            --------    --------    --------    --------
Comprehensive income......................................  $ 55,305    $ 38,501    $103,967    $ 91,126
                                                            ========    ========    ========    ========




    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                        A DIVISION OF GENZYME CORPORATION
                             COMBINED BALANCE SHEETS
                              (AMOUNTS IN THOUSANDS)




                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents.................................   $  203,636       $  100,012
  Short-term investments....................................      220,701          174,421
  Accounts receivable, net..................................      131,893          137,615
  Inventories...............................................       83,700           85,162
  Prepaid expenses and other current assets.................       19,776           27,727
  Due from Genzyme Molecular Oncology.......................        3,173            4,773
  Due from Genzyme Surgical Products........................       13,676               --
  Due from Genzyme Tissue Repair............................          966              548
  Deferred tax assets -- current............................       39,688           39,725
                                                               ----------       ----------
     Total current assets...................................      717,209          569,983
Property, plant and equipment, net..........................      363,436          362,743
Long-term investments.......................................      105,759          281,664
Intangibles, net............................................       78,503           85,851
Deferred tax assets -- noncurrent...........................       25,401           28,138
Investment in equity securities.............................       77,041           51,977
Other.......................................................       31,672           30,035
                                                               ----------       ----------
     Total assets...........................................   $1,399,021       $1,410,391
                                                               ==========       ==========
               LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................   $   11,465       $   22,324
  Accrued expenses..........................................       79,713           65,643
  Income taxes payable......................................       26,771           16,532
  Deferred revenue..........................................        1,251            1,231
  Current portion of long-term debt and capital lease
     obligations............................................       83,610           82,568
                                                               ----------       ----------
     Total current liabilities..............................      202,810          188,298
Long-term debt and capital lease obligations................           --            3,087
Convertible subordinated notes and debentures, net..........      272,399          271,559
Other.......................................................        1,852            7,480
                                                               ----------       ----------
     Total liabilities......................................      477,061          470,424
Division equity.............................................      921,960          939,967
                                                               ----------       ----------
     Total liabilities and division equity..................   $1,399,021       $1,410,391
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

                                 GENZYME GENERAL
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)



                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Division net income.........................................  $  91,389    $  96,626
  Reconciliation of division net income to net cash
    provided by operating activities:
    Depreciation and amortization...........................     33,553       29,801
    Accrued interest/amortization on bonds..................       (893)      (8,969)
    Provision for bad debts.................................     10,683        3,727
    Loss on sale of plant and equipment.....................      1,157           --
    Equity in net loss of unconsolidated affiliates.........     24,077       11,831
    Gain on affiliate sale of stock.........................     (1,770)      (2,369)
    Minority interest in net loss of subsidiaries...........     (2,573)      (2,717)
    Gain on sale of investment in equity securities.........     (1,963)          --
    Charge for impaired investment..........................      5,487           --
    Charge for in-process research and development..........      5,436           --
    Gain on sale of business................................     (8,018)     (31,202)
    Other...................................................        499          (11)
    Increase (decrease) in cash from working capital changes:
      Accounts receivable...................................     (6,289)     (26,661)
      Inventories...........................................     (1,939)      23,837
      Prepaid expenses and other current assets.............      7,839       (4,483)
      Due from Genzyme Molecular Oncology...................      1,600        1,433
      Due from Genzyme Surgical Products....................    (13,676)          --
      Due from Genzyme Tissue Repair........................       (418)        (140)
      Accounts payable, accrued expenses, income taxes
       payable and deferred revenue.........................     44,110       51,454
                                                              ---------    ---------
      Net cash provided by operating activities.............    188,291      142,157

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (342,087)    (382,790)
  Sales and maturities of investments.......................    342,010       48,682
  Purchase of property, plant and equipment.................    (32,598)     (39,077)
  Sales of property, plant and equipment....................         --          876
  Acquisitions, net of acquired cash and assumed
    liabilities.............................................     (6,500)      (8,324)
  Proceeds from sale of product line........................      5,000       24,760
  Proceeds from sale of equity investment...................     11,090           --
  Investments in unconsolidated affiliates..................    (13,700)     (22,783)
  Investments in joint ventures.............................    (28,912)      (7,004)
  Repayment of notes receivable.............................      8,360           --
  Repayment of loans by affiliates..........................         --        2,019
  Other.....................................................        915          690
                                                              ---------    ---------
      Net cash used in investing activities.................    (56,422)    (382,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General Stock.     55,537       33,000
  Proceeds from issuance of debt............................         --      243,459
  Payments of debt and capital lease obligations............     (3,525)     (13,927)
  Net cash allocated to Genzyme Molecular Oncology..........         --       (5,000)
  Net cash allocated to Genzyme Surgical Products...........    (50,827)     (29,571)
  Net cash allocated (to) from Genzyme Tissue Repair........    (29,984)          86
  Other.....................................................      3,444        2,485
                                                              ---------    ---------
      Net cash provided by (used in) financing activities...    (25,355)     230,532
Effect of exchange rate changes on cash.....................     (2,890)        (438)
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............    103,624      (10,700)
Cash and cash equivalents at beginning of period............    100,012       65,301
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 203,636    $  54,601
                                                              =========    =========


     The accompanying notes are an integral part of these unaudited, combined financial statements.

                                 GENZYME GENERAL
                        A DIVISION OF GENZYME CORPORATION
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION


    The combined financial statements of Genzyme General for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme General. These combined financial statements are prepared using amounts included in our combined financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1998 data to conform with our 1999 presentation.



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


     We established Genzyme Surgical Products in June 1999. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These unaudited, combined financial statements reflect the financial position, results of operations and cash flows of Genzyme General as if Genzyme Surgical Products had existed as a separate division of Genzyme for all periods presented.

                             GENZYME GENERAL
                     A DIVISION OF GENZYME CORPORATION
        NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)






2. INVENTORIES (AMOUNTS IN THOUSANDS):



                           SEPTEMBER 30, 1999    DECEMBER 31, 1998
                            ------------------    -----------------
                               (UNAUDITED)

Raw materials.............       $27,834               $29,497
Work-in-process...........        43,490                23,359
Finished products.........        12,376                32,306
                                 -------               -------
     Total................       $83,700               $85,162
                                 =======               =======



3. ACQUISITION OF PEPTIMMUNE, INC.


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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
        NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS -- (CONTINUED)


of 1999, Genzyme General recorded a one-time charge to operations for the amount of the purchase price allocated to in-process technology.


4. INVESTMENT IN BIOMARIN PHARMACEUTICAL INC.


     In July 1999, Genzyme General purchased an additional 769,230 shares of the common stock of BioMarin Pharmaceutical Inc. for $10.0 million in a private placement contemporaneous with the closing of BioMarin's initial public offering. We currently own approximately 6% of the outstanding shares of BioMarin common stock. We allocate this investment to Genzyme General.


5. GAIN ON SALE OF PRODUCT LINE


     In July 1999, the Diagnostics business unit of Genzyme General sold its immunochemistry product line to an operating unit of Sybron Laboratory Products Corp. for $5.0 million in cash. In the third quarter of 1999, Genzyme General recorded a gain of $0.5 million related to the sale of this product line.

                                 GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
        NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS -- (CONTINUED)


6. TAX PROVISION:



                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                   ----------------------                ----------------------
                                     1999          1998      % CHANGE      1999          1998     % CHANGE
                                   --------      --------    --------    --------      --------   --------
                                          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Provision for income taxes....     $(19,273)     $(24,788)     (22)%     $(59,906)     $(59,389)     2%
Effective tax rate............           39%           38%                     40%           38%




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




7. SEGMENT REPORTING



     We present segment information in a manner consistent with the method we use to report this information to our management. Genzyme General has two reportable segments:


     - Therapeutics, which develops, manufactures and distributes human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme(R) enzyme; and

     - Diagnostic Products, which provides diagnostic products to niche markets with a focus on in vitro diagnostics.

     Information concerning the operations in these reportable segments is as follows:



                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                                     (AMOUNTS IN THOUSANDS)
Revenues:
Therapeutics............................  $123,492    $105,485    $357,756    $297,608
  Diagnostic Products...................    14,286      16,168      43,933      50,120
  Other.................................    19,364      19,417      59,274      62,897
  Eliminations/Adjustments(1)...........       527       1,155       1,677       3,275
                                          --------    --------    --------    --------
Total...................................  $157,669    $142,225    $462,640    $413,900
                                          ========    ========    ========    ========
Division net income:
  Therapeutics..........................  $ 32,556    $ 23,650    $ 99,337    $ 90,461
  Diagnostic Products(2)................     1,063      19,399       3,263      19,920
  Other.................................    (2,630)     (1,871)     (3,958)     (2,182)
  Eliminations/Adjustments(1)...........    (1,018)       (976)     (7,253)    (11,573)
                                          --------    --------    --------    --------
Total...................................  $ 29,971    $ 40,202    $ 91,389    $ 96,626
                                          ========    ========    ========    ========


---------------


(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not allocate to a particular segment of Genzyme General.



(2) Diagnostic Products' net income for the three and nine month periods ended September 30, 1998 includes a $31.2 million gain on the sale of a product line in 1998.


     There has been no material change in segment assets since December 31, 1998.


8. SUBSEQUENT EVENTS



     Information regarding the following events is included in note 11 to our unaudited, consolidated financial statements:


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

                           GENZYME MOLECULAR ONCOLOGY
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF OPERATIONS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)




                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Total revenues....................................  $   709    $ 1,985    $  3,455    $  6,491
Operating costs and expenses:
  Cost of revenues................................       62      1,211       1,074       3,534
  Selling, general and administrative.............    1,168      2,105       4,205       5,260
  Research and development........................    3,815      3,249      12,448       8,772
  Amortization of intangibles.....................    2,956      2,956       8,869       9,026
                                                    -------    -------    --------    --------
     Total operating costs and expenses:..........    8,001      9,521      26,596      26,592
                                                    -------    -------    --------    --------
Operating loss....................................   (7,292)    (7,536)    (23,141)    (20,101)
Other income (expenses):
  Equity in net loss of joint venture.............   (1,023)      (266)     (2,030)     (1,244)
  Interest income.................................       99        149         416         633
  Interest expense................................       (5)    (1,089)         (8)     (3,341)
                                                    -------    -------    --------    --------
     Total other income (expenses)................     (929)    (1,206)     (1,622)     (3,952)
                                                    -------    -------    --------    --------
Loss before income taxes..........................   (8,221)    (8,742)    (24,763)    (24,053)
Tax benefit.......................................      662        662       1,986       1,986
                                                    -------    -------    --------    --------
Division net loss.................................  $(7,559)   $(8,080)   $(22,777)   $(22,067)
                                                    =======    =======    ========    ========
Comprehensive loss, net of tax:
  Division net loss...............................  $(7,559)   $(8,080)   $(22,777)   $(22,067)
  Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities
       arising during the period..................       --          2          --           9
                                                    -------    -------    --------    --------
  Comprehensive loss..............................  $(7,559)   $(8,078)   $(22,777)   $(22,058)
                                                    =======    =======    ========    ========


     The accompanying notes are an integral part of these unaudited, combined financial statements.

                            GENZYME MOLECULAR ONCOLOGY
                        A DIVISION OF GENZYME CORPORATION
                             COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 1,685         $10,868
  Short-term investments....................................          --           1,032
  Accounts receivable, net..................................         256           5,931
  Other current assets......................................          36              85
                                                                 -------         -------
     Total current assets...................................       1,977          17,916
Equipment, net..............................................         506             791
Intangibles, net............................................       8,376          17,245
                                                                 -------         -------
     Total assets...........................................     $10,859         $35,952
                                                                 =======         =======
                          LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accrued expenses..........................................     $ 1,150         $ 1,273
  Due to Genzyme General....................................       3,173           4,773
  Payable to joint venture..................................       3,281           1,181
  Deferred revenue..........................................         630           1,500
                                                                 -------         -------
     Total current liabilities..............................       8,234           8,727
Deferred tax liability......................................       1,875           3,861
                                                                 -------         -------
     Total liabilities......................................      10,109          12,588
Division equity.............................................         750          23,364
                                                                 -------         -------
     Total liabilities and division equity..................     $10,859         $35,952
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

                           GENZYME MOLECULAR ONCOLOGY
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Division net loss...........................................  $(22,777)   $(22,067)
  Reconciliation of division net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     9,063       9,336
     Deferred tax benefit...................................    (1,986)     (1,986)
     Non-cash compensation expense..........................        10          85
     Accrued interest/amortization of marketable
      securities............................................        10         110
     Gain on sale of equipment..............................       (54)         --
     Accretion of debt conversion feature...................        --       2,118
     Equity in loss of joint venture........................     2,030       1,244
     Increase (decrease) in cash from working capital changes:
       Accounts receivable..................................     5,675        (525)
       Other current assets.................................        49         264
       Due to Genzyme General...............................    (1,600)     (1,433)
       Accrued expenses, payable to joint venture and
        deferred revenue....................................      (923)        379
                                                              --------    --------
       Net cash used in operating activities................   (10,503)    (12,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................        --      (2,057)
  Maturities of investments.................................     1,022       4,588
  Acquisitions of equipment.................................       (43)       (510)
  Sale of equipment.........................................       188          --
                                                              --------    --------
       Net cash provided by investing activities............     1,167       2,021
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Molecular Oncology
   Stock....................................................       155          --
  Repayments of debt........................................        --      (5,018)
  Net cash allocated from Genzyme General...................        --       5,000
  Other.....................................................        (2)        (10)
                                                              --------    --------
       Net cash provided by (used in) financing
        activities..........................................       153         (28)
                                                              --------    --------
Decrease in cash and cash equivalents.......................    (9,183)    (10,482)
Cash and cash equivalents at beginning of period............    10,868      15,010
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  1,685    $  4,528
                                                              ========    ========

     The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                        A DIVISION OF GENZYME CORPORATION
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION


     The combined financial statements of Genzyme Molecular Oncology for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy below. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to our 2000 presentation.

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


3. SUBSEQUENT EVENTS



     Information regarding the following events is included in note 11 to our unaudited, consolidated financial statements:

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

                            GENZYME SURGICAL PRODUCTS
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF OPERATIONS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Total revenues..................................  $ 27,385    $ 24,904    $ 81,419    $ 76,332
Operating costs and expenses:
  Cost of products sold.........................    16,798      25,823      50,081      55,805
  Selling, general and administrative...........    15,114      13,356      46,893      43,905
  Research and development......................     7,131       6,060      21,716      13,073
  Amortization of intangibles...................     1,445       1,444       4,306       4,306
                                                  --------    --------    --------    --------
     Total operating costs and expenses.........    40,488      46,683     122,996     117,089
                                                  --------    --------    --------    --------
Operating loss..................................   (13,103)    (21,779)    (41,577)    (40,757)
Other income (expenses):
  Equity in net income (loss) of unconsolidated
     affiliates.................................       (32)          9         (32)        (20)
  Other.........................................        58         235         101         185
  Investment income.............................     2,125          34       2,188         124
  Interest expense..............................        (1)        (18)        (36)        (55)
                                                  --------    --------    --------    --------
     Total other income (expenses)..............     2,150         260       2,221         234
                                                  --------    --------    --------    --------
Division net loss...............................  $(10,953)   $(21,519)   $(39,356)   $(40,523)
                                                  ========    ========    ========    ========
Comprehensive loss, net of tax:
Division net loss...............................  $(10,953)   $(21,519)   $(39,356)   $(40,523)
  Other comprehensive income (loss), net of tax:
     Unrealized losses in securities arising
       during the period........................        (2)         --        (630)         --
                                                  --------    --------    --------    --------
  Other comprehensive loss......................        (2)         --        (630)         --
                                                  --------    --------    --------    --------
  Comprehensive loss............................  $(10,955)   $(21,519)   $(39,986)   $(40,523)
                                                  ========    ========    ========    ========

     The accompanying notes are an integral part of these unaudited, combined financial statements.

                            GENZYME SURGICAL PRODUCTS
                        A DIVISION OF GENZYME CORPORATION
                             COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 33,909         $     --
  Short-term investments....................................      53,513               --
  Accounts receivable, net..................................      16,640           15,663
  Inventories...............................................      31,089           22,026
  Prepaid expenses and other current assets.................         827            1,932
                                                                --------         --------
     Total current assets...................................     135,978           39,621
Property, plant and equipment, net..........................      16,996           16,249
Long-term investments.......................................      62,191               --
Intangibles, net............................................     173,294          177,897
Other.......................................................         187              449
                                                                --------         --------
     Total assets...........................................    $388,646         $234,216
                                                                ========         ========
             LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,793         $  3,925
  Accrued expenses..........................................       5,042            2,982
  Due to Genzyme General....................................      13,676               --
                                                                --------         --------
     Total current liabilities..............................      23,511            6,907
Noncurrent liabilities......................................         221              221
                                                                --------         --------
     Total liabilities......................................      23,732            7,128
Division equity.............................................     364,914          227,088
                                                                --------         --------
     Total liabilities and division equity..................    $388,646         $234,216
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

                            GENZYME SURGICAL PRODUCTS
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Division net loss...........................................  $(39,356)   $(40,523)
  Reconciliation of division net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     5,860       5,943
     Accrued interest/amortization on bonds.................       989          --
     Loss on sale of plant and equipment....................        12          --
     Provision for bad debts................................       250         120
     Equity in net (income) loss of unconsolidated
      affiliate.............................................        32        (164)
     Increase (decrease) in cash from working capital
      changes:
       Accounts receivable..................................    (1,227)     (1,174)
       Inventories..........................................    (9,063)      6,271
       Prepaid expenses and other assets....................     1,105        (845)
       Due to Genzyme General...............................    13,676          --
       Accounts payable and accrued expenses................     2,928       2,186
                                                              --------    --------
       Net cash used in operating activities................   (24,794)    (28,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (15,161)         --
  Sales and maturities of investments.......................    25,130          --
  Purchase of property, plant and equipment.................    (2,313)     (1,470)
  Other.....................................................       230         166
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................     7,886      (1,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt and capital lease obligations............        --        (136)
  Net cash allocated from Genzyme General...................    50,827      29,571
  Other.....................................................       (10)       (351)
                                                              --------    --------
       Net cash provided by financing activities............    50,817      29,084
Increase (decrease) in cash and cash equivalents............    33,909        (406)
Cash and cash equivalents at beginning of period............        --         975
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 33,909    $    569
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


     The combined financial statements of Genzyme Surgical Products for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Surgical Products. We also allocate a portion of our corporate operations to Genzyme Surgical Products using methods described in our allocation policy below. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme Surgical Products following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to our 2000 presentation.

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

                            GENZYME SURGICAL PRODUCTS
                        A DIVISION OF GENZYME CORPORATION
          NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)






2. INVENTORIES (AMOUNTS IN THOUSANDS)




                              SEPTEMBER 30, 1999    DECEMBER 31, 1998
                              ------------------    -----------------
                                  (Unaudited)
Raw materials...............       $14,746               $11,567
Work-in-process.............         2,242                 1,734
Finished products...........        14,101                 8,725
                                   -------               -------
     Total..................       $31,089               $22,026
                                   =======               =======



3. SEGMENT INFORMATION


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

                            GENZYME SURGICAL PRODUCTS
                        A DIVISION OF GENZYME CORPORATION
        NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS -- (CONTINUED)




     Information concerning the operations in these reportable segments is as follows:




                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                              -------    -------    -------    -------
                                                       (AMOUNTS IN THOUSANDS)
Revenues:
  Cardiovascular Surgery....................  $19,552    $18,462    $56,985    $55,390
  General Surgery...........................    5,811      4,492     17,946     14,263
  Other.....................................    2,022      1,950      6,488      6,679
                                              -------    -------    -------    -------
     Total..................................  $27,385    $24,904    $81,419    $76,332
                                              =======    =======    =======    =======
Gross Profit:
  Cardiovascular Surgery....................  $ 8,094    $ 8,025    $23,128    $25,052
  General Surgery(1)........................    1,795     (9,766)     6,285     (7,248)
  Other.....................................      698        822      1,925      2,723
                                              -------    -------    -------    -------
     Total..................................  $10,587    $  (919)   $31,338    $20,527
                                              =======    =======    =======    =======


---------------
(1) In the third quarter of 1998, Genzyme Surgical Products recorded a $10.4 million charge to cost of goods sold to reduce Sepra products inventory to net realizable value.

     There has been no material change in segment assets since December 31, 1998.


4. SUBSEQUENT EVENTS

     Information regarding the following events is included in note 11 to our unaudited, consolidated financial statements:



     - The refinancing of our revolving credit facility; and

     - Our distribution agreement with Focal, Inc.

     We incorporate that information into this note by reference.

                              GENZYME TISSUE REPAIR
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF OPERATIONS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)





                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Total revenues....................................  $ 5,682    $ 4,464    $ 14,370    $ 12,420
Operating costs and expenses:
  Cost of services sold...........................    3,558      3,471       9,777      10,481
  Selling, general and administrative.............    5,978      6,043      18,407      18,363
  Research and development........................    2,033      2,553       6,004       8,471
                                                    -------    -------    --------    --------
     Total operating costs and expenses:..........   11,569     12,067      34,188      37,315
                                                    -------    -------    --------    --------
Operating loss....................................   (5,887)    (7,603)    (19,818)    (24,895)
Other income (expenses):
  Equity in net loss of joint venture.............       --     (1,601)     (3,368)     (5,229)
  Interest income.................................      210        281         375         955
  Interest expense................................     (471)      (515)     (1,335)     (2,044)
                                                    -------    -------    --------    --------
     Total other income (expenses)................     (261)    (1,835)     (4,328)     (6,318)
                                                    -------    -------    --------    --------
Division net loss.................................  $(6,148)   $(9,438)   $(24,146)   $(31,213)
                                                    =======    =======    ========    ========
Comprehensive loss, net of tax:
Division net loss.................................  $(6,148)   $(9,438)   $(24,146)   $(31,213)
  Other comprehensive income (loss), net of tax:
     Unrealized gains on securities arising during
       the period.................................       --          2          --           9
                                                    -------    -------    --------    --------
  Comprehensive loss..............................  $(6,148)   $(9,436)   $(24,146)   $(31,204)
                                                    =======    =======    ========    ========



     The accompanying notes are an integral part of these unaudited, combined financial statements.

                              GENZYME TISSUE REPAIR
                        A DIVISION OF GENZYME CORPORATION
                             COMBINED BALANCE SHEETS
                              (AMOUNTS IN THOUSANDS)



                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents.................................     $14,533         $  7,732
  Accounts receivable, net..................................       5,467            3,833
  Inventories...............................................       2,395            2,645
  Other current assets......................................         990            1,723
                                                                 -------         --------
     Total current assets...................................      23,385           15,933
Plant and equipment, net....................................       2,603            2,836
Other.......................................................         120              185
                                                                 -------         --------
     Total assets...........................................     $26,108         $ 18,954
                                                                 =======         ========
                 LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................     $   417         $  1,355
  Accrued expenses..........................................       3,843            2,491
  Due to Genzyme General....................................         966              548
  Current portion of long-term debt.........................       4,123           18,000
                                                                 -------         --------
     Total current liabilities..............................       9,349           22,394
Convertible note, net.......................................          --           12,579
Long-term debt..............................................      18,000               --
Other.......................................................         265              377
                                                                 -------         --------
     Total liabilities......................................      27,614           35,350
Division equity.............................................      (1,506)         (16,396)
                                                                 -------         --------
     Total liabilities and division equity..................     $26,108         $ 18,954
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

                              GENZYME TISSUE REPAIR
                        A DIVISION OF GENZYME CORPORATION
                        COMBINED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)




                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Division net loss..........................................  $(24,146)   $(31,213)
  Reconciliation of division net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       985       1,458
     Accretion of debt discount.............................        --         536
     Non-cash compensation expense..........................        --          92
     Accrued interest/amortization on bonds.................        --         188
     Provision for bad debts................................        11         257
     Equity in net loss of joint venture....................     3,368       5,229
     Other..................................................        --        (113)
     Increase (decrease) in cash from working capital changes:
       Accounts receivable..................................    (1,645)     (1,710)
       Inventories..........................................       250        (317)
       Prepaid expenses and other...........................       660        (579)
       Due to Genzyme General...............................       418         140
       Accounts payable and accrued expenses................       641          75
                                                              --------    --------
       Net cash used in operating activities................   (19,458)    (25,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and maturities of investments.......................        --      10,614
  Purchase of property, plant and equipment.................      (648)       (466)
  Sale of property, plant and equipment.....................        --      16,500
  Investment in unconsolidated affiliates...................    (3,595)     (4,983)
  Other.....................................................        34          12
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................    (4,209)     21,677
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Tissue Repair
     Stock, net.............................................       740       1,881
  Payments of debt and capital lease obligations............      (144)         --
  Net cash allocated (to) from Genzyme General..............    29,984         (86)
  Other.....................................................      (112)         --
                                                              --------    --------
       Net cash provided by financing activities............    30,468       1,795
                                                              --------    --------
Increase (decrease) in cash and cash equivalents............     6,801      (2,485)
Cash and cash equivalents at beginning of period............     7,732      21,120
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 14,533    $ 18,635
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

                              GENZYME TISSUE REPAIR
                         A DIVISION OF GENZYME CORPORATION
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The combined financial statements of Genzyme Tissue Repair for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Tissue Repair. We also allocate a portion of our corporate operations to Genzyme Tissue Repair using methods described in our allocation policy below. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme Tissue Repair following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to our 2000 presentation.

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









2. INVENTORIES (AMOUNTS IN THOUSANDS):



                                SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                ------------------    -----------------
                                   (Unaudited)

Raw materials.................        $  324               $  264
Work-in-process...............         2,043                2,381
Finished goods(1).............            28                   --
                                      ------               ------
     Total....................        $2,395               $2,645
                                      ======               ======

---------------
     (1) Genzyme Tissue Repair began selling biopsy kits in the third quarter of 1999.


3. DEBT CONVERSIONS



     We allocate our 5% convertible subordinated note due February 2000 to Genzyme Tissue Repair. In the first three quarters of 1999, the holder of this note converted an aggregate of $8,230,000 in principal amount in exchange for a total of 4,364,861 shares of Tissue Repair Stock. Genzyme Tissue Repair paid $406,379 of accrued interest to the holder in connection with these conversions.


4. DIACRIN JOINT VENTURE




     In May 1999, we re-allocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. In connection with the re-allocation it was agreed that Genzyme Tissue Repair would be required to pay Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5% if the joint venture does not initiate a Phase III clinical trial of Neurocell-TM- PD by June 30, 2000. Any required refund may be paid in cash, Genzyme Tissue Repair designated shares, or a combination of both, at Genzyme Tissue Repair's option.



5. SUBSEQUENT EVENT



     Information regarding the refinancing of our revolving credit facility is included in note 11 to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains forward-looking statements. These forward-looking statements represent the expectations of our management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in Exhibit 99.2, "Factors Affecting Future Operating Results," to our 1998 Form 10-K. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

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

         In June 1999, we established Genzyme Surgical Products. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. The discussion that follows reflects the results of operations as if Genzyme Surgical Products had existed as a separate division of Genzyme for all periods presented.

         The greater segregation of assets, liabilities and earnings (losses) resulting from the creation of Genzyme Molecular Oncology and Genzyme Surgical Products is a trend that we do not expect to continue. As discussed below, Genzyme Surgical Products and Genzyme Tissue Repair will be combined into Genzyme Biosurgery upon the completion of the Biomatrix acquisition, reducing the segregation of assets among our divisions and reducing the series of common stock outstanding. As market or competitive conditions warrant, we may create new series of tracking stock or change our earnings allocation methodology. However, at the present time, we have no plans to do so.

         We prepare the financial statements of Genzyme in accordance with generally accepted accounting principles. We present financial information and accounting policies specific to Genzyme in Exhibit 99.1 to our 1998 Form 10-K.

         We have four series of common stock--Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock--which we refer to as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing dividends and distributions. Under these provisions, our charter:

         - factors the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock; and

         - requires us to exchange, redeem or distribute a dividend to the holders of Molecular Oncology Stock, Surgical Products Stock, or Tissue Repair Stock if all or substantially all of the assets allocated to those corresponding divisions are sold to a third party (a dividend or redemption payment must equal in value the net after-tax proceeds from the sale; an exchange must be for Genzyme General Stock at a 10% premium to the exchanged stock's average market price following the announcement of the sale).

         To determine earnings per share, we allocate Genzyme's earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from the division in accordance with our management and accounting policies. Our charter also requires that all income and expenses of Genzyme be allocated among the divisions in a reasonable and consistent manner. However, subject to fiduciary duties, our board of directors can, at its discretion, change the methods of allocating earnings to each series of common stock. We intend to allocate earnings using our current methods for the foreseeable future. See "Earnings Allocations" below.

         Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, we include financial statements and management's discussion and analysis of Genzyme Corporation and of each division to aid investors in evaluating Genzyme's performance and the performance of each of its divisions.

         While each tracking stock is designed to reflect a division's performance, it is common stock of Genzyme Corporation and not of a division; each division is not a company or legal entity, and therefore does not and cannot issue stock. Consequently, holders of a series of tracking stock have no specific rights to assets allocated to the corresponding division. Genzyme Corporation continues to hold title to all of the assets allocated to each division and is responsible for all of its liabilities, regardless of what we deem for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stockholders in the combined assets of Genzyme.

         We provide separate financial statements for each of our divisions as well as consolidated financial statements that include the consolidated results of each of our divisions and our corporate operations taken as a whole. You should read this discussion and analysis of our financial position and results of operations in conjunction with those unaudited, consolidated financial statements and related notes, which are included in this report.



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
                            ========    ========                ========    ========




     PRODUCT REVENUE:

                             THREE MONTHS ENDED     INCREASE/    NINE MONTHS ENDED      INCREASE/
                               SEPTEMBER 30,       (DECREASE)      SEPTEMBER 30,       (DECREASE)
                             -------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                             --------   --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Genzyme General:

  Therapeutics:

  Cerezyme -Registered Trademark-
  /Ceredase -Registered Trademark-
  enzyme...................... $121,058    $105,485      15%      $351,716    $297,609       18%
  Renagel
  -Registered Trademark-
  Capsules....................        -           -       -%             -           -        -%
  Thyrogen
  -Registered Trademark-......    2,434           -     100%         6,040           -      100%
  Other Therapeutic Products..        -           -       -%             -           -        -%
                                -------     -------                -------     -------
     Total Therapeutics.......  123,492     105,485      17%       357,756     297,609       20%

  Diagnostic Products.........   14,287      16,168     (12%)       43,933      50,120      (12%)

  Other.......................    5,081       5,897     (14%)       16,712      21,570      (23%)
                                -------     -------                -------     -------
   Total product revenue --
     Genzyme General..........  142,860     127,550      12%       418,401     369,299       13%

Genzyme Surgical Products:

  Cardiovascular Surgery......   19,552      18,466       6%        56,985      55,392        3%
  General Surgery.............    5,811       4,492      29%        17,946      14,263       26%
  Other.......................    1,992       1,945       2%         6,458       6,676       (3%)
                                -------     -------                -------     -------
  Total product revenue --
  Genzyme Surgical Products...   27,355      24,903      10%        81,389      76,331        7%
                                -------     -------                -------     -------
Total product revenue......... $170,215    $152,453      12%      $499,790    $445,630       12%
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

      The following table provides information regarding the growth in sales of our Gaucher disease therapies as a percentage of total product revenue for the periods presented:


                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
% of total product
  revenue.................        71%         69%                     70%         67%



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

Service Revenue:



                             THREE MONTHS ENDED     INCREASE/    NINE MONTHS ENDED      INCREASE/
                               SEPTEMBER 30,       (DECREASE)      SEPTEMBER 30,       (DECREASE)
                            --------------------                -------------------
                              1999        1998      % CHANGE      1999       1998       % CHANGE
                            --------    --------    --------    --------   --------     --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)

Genzyme General:
 Genetic Testing........... $14,270     $13,471           6%    $42,696    $41,278          3%
                            -------     -------                 -------    -------

Genzyme Molecular Oncology:
 Genomics and gene
 expression                       -         591        (100%)     1,500      1,699        (12%)
                            -------     -------                 -------    -------

Genzyme Tissue Repair:
 Carticel
 -Registered Trademark-
 Chondrocytes..............   3,619       2,723          33%     10,359      7,715         34%
 Epicel -TM- Skin Grafts...   2,063       1,741          18%      3,926      4,705        (17%)
                            -------     -------                 -------    -------
 Total service revenue --
 Genzyme Tissue Repair.....   5,682       4,464          27%     14,285     12,420         15%
                            -------     -------                 -------    -------
Total service revenue...... $19,952     $18,526           8%    $58,481    $55,397          6%
                            =======     =======                 =======    =======


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


                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and
  service revenue...........  $74,929    $66,592      13%       $224,129    $202,308      11%
% of total product and
  service revenue...........       39%        39%                     40%         40%


  MARGINS


                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin............  $125,844    $ 80,906      56%       $367,033    $279,160      31%
% of product revenue......       74%         53%                     73%         63%
Service margin............     7,560       6,236      21%         21,587      18,852      15%
% of service revenue......       38%         34%                     37%         34%
Total gross margin........  $133,404    $ 87,142      53%       $388,620    $298,012      30%
% of total product and
  service revenue.........       70%         51%                     70%         59%


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

  OTHER INCOME AND EXPENSES


                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                             -------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                             --------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated
  affiliates...............  $(10,407)   $(6,777)       54%     $(29,507)   $(18,325)       61%
Gain on affiliate sale of
  stock....................     1,164         --       N/A         1,770       2,369       (25)%
Minority interest..........       843        993       (15)%       2,573       2,717        (5)%
Gain on sale of
  investment...............        --         --        --         1,963          --       N/A
Gain on sale of product
  line.....................       518     31,202       (98)%       8,018      31,202       (74)%
Charge for impaired
  investment...............        --         --        --        (5,487)         --       N/A
Other......................        58        235       (75)%         101         185       (45)%
Investment income..........     9,404      7,438        26%       26,692      16,372        63%
Interest expense...........    (5,922)    (6,946)      (15)%     (17,010)    (16,068)        6%
                             --------    -------      ----      --------    --------      ----
     Total other income
       (expense), net......  $ (4,342)   $26,145      (117)%    $(10,887)   $ 18,452      (159)%
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

     Minority Interest:



     Due to our combined direct and indirect ownership interest in ATIII LLC, we consolidate the results of ATIII LLC and record Genzyme Transgenic's portion of the losses of that joint venture as minority interest. Minority interest decreased in both periods, notwithstanding increases in ATIII LLC's losses, because Genzyme Transgenics' portion of those losses decreased.



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

     Charge for Impaired Investment:


     In June 1999, we recorded a $5.5 million charge in connection with a strategic investment in a collaborator's common stock because we considered the decline in the value of that stock to be other than temporary. In connection with this assessment, we concluded that substantial evidence existed that the value of the investment would recover to at least its cost. This included continued positive progress in the issuer's scientific programs, ongoing activity in our collaborations with the issuer, and a lack of any substantial company-specific adverse events causing the declines in value. However, given the significance and duration of the decline as of the end of the applicable quarter, we concluded that it was unclear over what period such price recovery would take place and that, accordingly, the positive evidence suggesting that the investment would recover to at least our purchase price was not sufficent to overcome the presumption that the current market price was the best indicator of the value of these investments.


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


     Tax Provision:




                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Provision for
  income taxes............  $(10,395)   $(10,576)     (2)%      $(27,659)   $(25,135)     10%
Tax rate..................       43%         41%                     43%         41%



     Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:


     - provision for state income taxes;

     - use of a foreign sales corporation;

     - nondeductible amortization of intangibles;

     - use of tax credits; and

     - share of losses of unconsolidated affiliates.



EARNINGS ALLOCATIONS

Genzyme allocates its earnings to each of our series of common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from the division in accordance with our management and accounting policies. The earnings allocated to each series of common stock are indicated in the table below (in thousands):



                                               Three Months Ended               Nine Months Ended
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                            ------------------------      ------------------------
                                                 1999         1998              1999         1998
                                                 ----         ----              ----         ----
Earnings allocated to:
   Genzyme General Stock................      $38,187      $32,233           $94,116      $88,371
   Molecular Oncology Stock.............       (7,559)      (8,080)          (22,777)     (22,067)
   Surgical Products Stock..............      (10,953)          --           (11,833)          --
   Tissue Repair Stock..................       (6,148)      (9,438)          (24,146)     (31,213)


In connection with the creation of Genzyme Surgical Products as a separate division and the distribution of Surgical Products Stock on June 28, 1999, we modified the way that we allocate income and losses to our series of stock.

Through June 27, 1999, the operations of Genzyme Surgical Products were included in Genzyme General, and the losses of Genzyme Surgical Products were allocated to Genzyme General Stock. Since June 28, 1999, the losses of Genzyme Surgical Products were no longer included in the determination of income allocated to Genzyme General Stock. This change in the methodology of allocating income or losses has resulted in an increase in the income allocated to Genzyme General Stock that is not due to operational changes or new business. Subsequent to the creation of Genzyme Surgical Products, pursuant to the Company's management and accounting policies, tax benefits generated by Genzyme Surgical Products continued to be allocated to Genzyme General Stock.

From January 1, 1999 through June 27, 1999, the net loss of Genzyme Surgical Products of $27.5 million was allocated to Genzyme General Stock. From June 28, 1999 through September 30, 1999, the net loss of Genzyme Surgical Products of $11.8 million was allocated to Surgical Products Stock and excluded from income allocated to Genzyme General Stock. As a result of this change in allocation methodology, income allocated to Genzyme General Stock for the nine months ended September 30, 1999 was $11.8 million (or 14%) higher than what would have been allocated had Genzyme Surgical Products remained a part of Genzyme General.


If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1998, net income allocated to Genzyme General Stock, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows (in thousands):


                                            Three Months Ended            Nine Months Ended
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                            ------------------         -------------------------
                                                          1998             1999             1998
                                                          ----             ----             ----
   Genzyme General:
     Net income allocated to
      Genzyme General Stock ................           $57,352         $121,639         $128,894
                                                       =======         ========         ========
     Weighted average shares outstanding:
     Basic..................................            79,032           82,741           78,492
     Diluted................................            87,882           93,196           83,887

   Genzyme Surgical Products:
     Net loss allocated to Surgical
      Products Stock .......................          $(21,519)        $(39,356)        $(40,523)
                                                      ========         ========         ========
     Weighted average shares outstanding-basic
      and diluted ..........................            14,800           14,800           14,800


As noted above, the tax benefits associated with the losses of Genzyme Surgical Products, which amounted to $5.0 million for the period from June 28, 1999 to September 30, 1999, continued to be allocated to Genzyme General Stock. Our management and accounting policies provide that, if as of the end of any fiscal quarter, a division can not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, are as follows (in thousands):



                                               Three Months Ended            Nine Months Ended
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                             ----------------------      ------------------------
                                                 1999         1998              1999         1998
                                                 ----         ----              ----         ----
Tax benefits allocated from:
    Genzyme Molecular Oncology..........      $ 2,016      $ 1,153           $ 6,326      $ 5,238
    Genzyme Surgical Products...........        3,841        7,741            14,191       14,578
    Genzyme Tissue Repair...............        2,359        4,656             9,733       12,452
                                              -------     --------           -------       ------
         Total..........................      $ 8,216      $13,550           $30,250      $32,268
                                              =======      =======           =======      =======

Total tax benefits allocated from
 other Genzyme divisions
 as a % of earnings allocated to
 Genzyme General Stock .................           22%          42%               32%          37%

The amount of tax benefits allocated to Genzyme General fluctuate based on the results of Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair. If the losses of those divisions decline, as they are expected to, then the tax benefits allocated to Genzyme General will also decline.


                                GENZYME GENERAL




     The components of Genzyme General's combined statements of operations are described in the following table:


                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total revenues............  $157,669    $142,225        11%     $462,640    $413,900        12%
Cost of products and
services sold.............    36,437      54,475       (33)%     109,328     136,082       (20)%
Selling, general and
  administrative..........    36,388      30,277        20%      114,446      92,736        23%
Research and
  development.............    22,884      19,530        17%       68,896      52,039        32%
Amortization of
  intangibles.............     1,978       1,879         5%        6,081       5,516        10%
Charge for in-process
  technology..............     5,436          --       N/A         5,436          --       N/A
                            --------    --------                --------    --------
     Total operating costs
       and expenses.......   103,123     106,161        (3)%     304,187     286,373         6%
                            --------    --------                --------    --------
Operating income..........    54,546      36,064        51%      158,453     127,527        24%
Other income (expenses),
  net.....................    (5,302)     28,926      (118)%      (7,158)     28,488      (125)%
                            --------    --------                --------    --------
Income before income
  taxes...................    49,244      64,990       (24)%     151,295     156,015        (3)%
Provision for income
  taxes...................   (19,273)    (24,788)      (22)%     (59,906)    (59,389)        1%
                            --------    --------                --------    --------
Division net income.......  $ 29,971    $ 40,202       (25)%    $ 91,389    $ 96,626        (5)%
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
                            ========    ========                ========    ========


     The following table sets forth Genzyme General's product and service revenues on a segment basis:





PRODUCT REVENUE:

                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30,        INCREASE/      SEPTEMBER 30,        INCREASE/
                                      --------------------   (DECREASE)   --------------------   (DECREASE)
                                        1999        1998      % CHANGE      1999        1998      % CHANGE
                                      --------    --------    --------    --------    --------    --------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Product revenue:
  Therapeutics:
    Cerezyme(R)/Ceredase(R) enzyme..  $121,058    $105,485       15%      $351,716    $297,609       18%
    Renagel(R) Capsules.............         -           -        -%             -           -        -%
    Thyrogen(R).....................     2,434           -      100%         6,040           -      100%
    Other therapeutic products......         -           -        -%             -           -        -%
                                      --------    --------                --------    --------
  Total Therapeutics................   123,492     105,485       17%       357,756     297,609       20%

  Diagnostic Products...............    14,287      16,168      (12)%       43,933      50,120      (12)%
  Other.............................     5,081       5,897      (14)%       16,712      21,570      (23)%
                                      --------    --------                --------    --------
    Total product
      revenue -- Genzyme
      General.......................  $142,860    $127,550       12%      $418,401    $369,299       13%

Service revenue:
    Other...........................  $ 14,270    $ 13,471        6%      $ 42,696    $ 41,278        3%
                                      --------    --------                --------    --------
Total product and service
 revenue............................  $157,130    $141,021       11%      $461,097    $410,577       12%
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



                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                            --------------------                --------------------
                              1999        1998      % CHANGE      1999        1998      % CHANGE
                            --------    --------    --------    --------    --------    --------
                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
% of total product
  revenue.................       85%         83%                     84%         81%



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

  Other Income and Expenses



                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated
  affiliates................  $(9,352)   $(4,919)       90%     $(24,077)   $(11,832)      103%
Gain on affiliate sale
of stock....................    1,164         --       N/A         1,770       2,369       (25)%
Minority interest...........      843        993       (15)%       2,573       2,717        (5)%
Gain on sale
  of investment.............       --         --        --         1,963          --       N/A
Gain on sale of product
  line......................      518     31,202       (98)%       8,018      31,202       (74)%
Charge for impaired
  investment................       --         --        --        (5,487)         --       N/A
Investment income...........    6,970      6,974         0%       23,713      14,660        62%
Interest expense............   (5,445)    (5,324)        2%      (15,631)    (10,628)       47%
                              -------    -------                --------    --------
     Total other income
       (expenses), net......  $(5,302)   $28,926      (118)%    $ (7,158)   $ 28,488      (125)%
                              =======    =======                ========    ========


     Equity in Net Loss of Unconsolidated Affiliates:


     Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of its joint ventures with GelTex Pharmaceutical, Inc., BioMarin Pharmaceutical, Inc., Pharming Group, N.V. and Diacrin, Inc. Genzyme General also records a portion of the results of Genzyme Transgenics in equity in net loss of unconsolidated affiliates.


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

     Minority Interest:


     Due to our combined direct and indirect ownership interest in ATIII
LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the net losses of that joint venture as minority interest. Minority interest decreased in both periods, notwithstanding increases in ATIII LLC's losses, because Genzyme Transgenics' portion of those losses decreased.


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

     Tax Provision:


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

                           GENZYME MOLECULAR ONCOLOGY

     The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:



                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                  SEPTEMBER 30,                     SEPTEMBER 30,
                               -------------------              ---------------------
                                 1999       1998     % CHANGE     1999        1998      % CHANGE
                               --------   --------   --------   ---------   ---------   --------
                                   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total revenues...............  $    709   $  1,985   (64)%      $  3,455   $   6,491   (47)%
Cost of revenues.............        62      1,211   (95)%         1,074       3,534   (70)%
Selling, general and
  administrative.............     1,168      2,105   (44)%         4,205       5,260   (20)%
Research and development.....     3,815      3,249    17%         12,448       8,772    42%
Amortization of
  intangibles................     2,956      2,956     0%          8,869       9,026    (2)%
                               --------   --------              --------    --------
     Total operating costs
       and expenses..........     8,001      9,521   (16)%        26,596      26,592     0%
Operating loss...............    (7,292)    (7,536)   (3)%       (23,141)    (20,101)   15%
Other income (expenses),
  net........................      (929)    (1,206)  (23)%        (1,622)     (3,952)  (59)%
                               ---------   -------              --------   ---------
Loss before income taxes.....    (8,221)    (8,742)   (6)%       (24,763)    (24,053)    3%
Tax benefit..................       662        662     0%          1,986       1,986     0%
                               --------   --------              --------   ---------
Division net loss............  $ (7,559)   $(8,080)   (6)%      $(22,777)   $(22,067)    3%
                               ========   ========              ========   =========


  REVENUES


                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                    ------------------                ------------------
                                    1999        1998      % CHANGE     1999       1998      % CHANGE
                                    -----      -------    --------    -------    -------    --------
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Service revenue...................  $ --       $  774        N/A      $1,511     $2,022     (25)%
Research and development
  revenue.........................    --        1,211        N/A         496      3,869     (87)%
Licensing revenue.................   700           --        N/A       1,425        600      138%
Royalty revenue...................     9           --        N/A          23         --       N/A
                                    ----       ------                 ------     ------
     Total revenues...............  $709       $1,985      (64)%      $3,455     $6,491     (47)%
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


     OPERATING EXPENSES


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

- the products and assets we acquired upon the purchase of Deknatel Snowden Pencer, Inc. in 1996:

- the Sepra products (our line of products and product candidates designed to limit post-operative adhesions); and

- our research and development programs in biomaterials and gene and cell therapy for cardiovascular disease.



Genzyme General transferred $150.0 million in cash, cash equivalents, investments and certain other assets, to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. The following discussion reflects the results of operations of Genzyme Surgical Products as if it had been accounted for as a separate division of Genzyme for all periods presented.


                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                 SEPTEMBER 30,                       SEPTEMBER 30,
                              --------------------                --------------------
                                1999        1998      % CHANGE      1999        1998      % CHANGE
                              --------    --------    --------    --------    --------    --------
                                   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total revenues..............  $ 27,385    $ 24,904       10%      $ 81,419    $ 76,332        7%
Cost of products sold.......    16,798      25,823      (35)%       50,081      55,805      (10)%
Selling, general and
  administrative............    15,114      13,356       13%        46,893      43,905        7%
Research and development....     7,131       6,060       18%        21,716      13,073       66%
Amortization of
  intangibles...............     1,445       1,444        0%         4,306       4,306        0%
                              --------    --------                --------    --------
Total operating costs and
  expenses..................    40,488      46,683      (13)%      122,996     117,089        5%
                              --------    --------                --------    --------
Operating loss..............   (13,103)    (21,779)     (40)%      (41,577)    (40,757)       2%
Other income (expenses),
  net.......................     2,150         260      727%         2,221         234      849%
                              --------    --------                --------    --------
Division net loss...........  $(10,953)   $(21,519)     (49)%     $(39,356)   $(40,523)      (3)%
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


     Genzyme Surgical Products' research and development expenses for both periods in 1998 include a $1.7 million charge taken in the third quarter to write off costs related to equipment that it used to manufacture the Sepra products. Excluding this charge, the increase in research and development costs for both periods is a result of the initiation of several clinical trials for its products. In the nine month period ended September 30, 1999, the increase in research and development costs is also attributable to a $2.0 million milestone payment to a collaborator that was recorded in June 1999.





  OTHER INCOME AND EXPENSES



                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                    ------------------                ------------------
                                     1999        1998     % CHANGE     1999        1998     % CHANGE
                                    -------      -----    --------    -------      -----    --------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Equity in net income (loss) of
  unconsolidated affiliate........  $  (32)      $  9       (456)%    $  (32)      $(20)        60%
Other.............................      58        235        (75)%       101        185        (45)%
Investment income.................   2,125         34      6,150%      2,188        124      1,665%
Interest expense..................      (1)       (18)       (94)%       (36)       (55)       (35)%
                                    ------       ----                 ------       ----
     Total other income (expenses),
       net........................  $2,150       $260        727%     $2,221       $234        849%
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

                              GENZYME TISSUE REPAIR

     The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:



                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                      SEPTEMBER 30,
                              ------------------                --------------------
                               1999       1998      % CHANGE      1999        1998      % CHANGE
                              -------    -------    --------    --------    --------    --------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total revenues..............  $ 5,682    $ 4,464       27%      $ 14,370    $ 12,420       16%
Cost of services sold.......    3,558      3,471        3%         9,777      10,481       (7)%
Selling, general and
  administrative............    5,978      6,043       (1)%       18,407      18,363        0%
Research and development....    2,033      2,553      (20)%        6,004       8,471      (29)%
                              -------    -------                --------    --------
Total operating cost and
  expenses..................   11,569     12,067       (4)%       34,188      37,315       (8)%
Operating loss..............   (5,887)    (7,603)     (23)%      (19,818)    (24,895)     (20)%
Other income (expenses),
  net.......................     (261)    (1,835)     (86)%       (4,328)     (6,318)     (31)%
                              -------    -------                --------    --------
Division net loss...........  $(6,148)   $(9,438)     (35)%     $(24,146)   $(31,213)     (23)%
                              =======    =======                ========    ========


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


  MARGINS



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


     OPERATING EXPENSES


     Genzyme Tissue Repair's selling, general and administrative expenses remained flat in both periods. Its research and development expenses decreased in both periods due to the termination of its TGF-beta and other research and development programs.

     OTHER INCOME AND EXPENSES



                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                 ------------------                ------------------
                                  1999       1998      % CHANGE     1999       1998      % CHANGE
                                 ------    --------    --------    -------    -------    --------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of joint
  venture......................  $  --     $(1,601)      (100)%    $(3,368)   $(5,229)     (36)%
Interest income................    210         281        (25)%        375        955      (61)%
Interest expense...............   (471)       (515)        (9)%     (1,335)    (2,044)     (35)%
                                 -----     -------                 -------    -------
     Total other income
       expenses, net...........  $(261)    $(1,835)       (86)%    $(4,328)   $(6,318)     (31)%
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


     In February 1997, we issued a 6% convertible subordinated note in a principal amount of $13.0 million. This note is convertible into shares of Tissue Repair Stock. In the first three quarters of 1999, the holder of this note converted an aggregate of $8.2 million in principal into a total of 4,364,861 shares of Tissue Repair Stock. Genzyme Tissue Repair also paid approximately $406,000 of accrued interest in connection with these conversions. As of September 30, 1999, $4.1 million in principal on this note remained outstanding. This amount becomes due in February 2000.


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


     In 1998, our board of directors made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology under an equity line of credit. Under the terms of this equity line, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Genzyme Molecular Oncology designated shares. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. Genzyme Molecular Oncology has not yet drawn any funds under this equity line. In addition, our board of directors has also approved the allocation of an additional $60.0 million in cash from Genzyme General to Genzyme Molecular Oncology in connection with our acquisition of Cell Genesys, Inc. Additional disclosure relating to our acquisition of Cell Genesys is included below under the heading "Subsequent Events."


     In 1998, our board of directors also made $50.0 million of Genzyme General's cash available to Genzyme Tissue Repair under an equity line of credit. Under the terms of this equity line, Genzyme Tissue Repair may draw down funds as needed each quarter in exchange for Genzyme Tissue Repair designated shares. Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Tissue Repair. In February 1999, Genzyme Tissue Repair made a $5.0 million draw under this equity line in exchange for 1,633,399 Genzyme Tissue Repair designated shares. In May 1999, the amount available under this equity line was reduced by $25.0 million in connection with the reallocation of our ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General.

     In June 1999, Genzyme General transferred $150.0 million in cash, cash equivalents and investments to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme. In exchange for this transfer, approximately 14.8 million shares of Surgical Products Stock were issued and distributed as a dividend to holders of Genzyme General Stock.

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


     Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt:


     - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into shares of Genzyme General Stock; and

     - $250.0 million in principal under our 5 1/4% convertible subordinated notes due June 2005, which are convertible into shares of Genzyme General Stock.


     If Genzyme General uses cash to pay or redeem this debt, including the interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Molecular Oncology, Genzyme Surgical Products or Genzyme Tissue Repair affect our consolidated results of operations.


     To satisfy these and other commitments, we may have to obtain additional financing for Genzyme General. We cannot guarantee that Genzyme General will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.


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


     Genzyme Molecular Oncology may require significant additional financing to continue operations. We cannot guarantee that we will be able to obtain any additional financing for Genzyme Molecular Oncology or find it on favorable terms. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Molecular Oncology may also have to give rights to third parties to attempt to commercialize technologies or products that it would otherwise commercialize itself.


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





     Genzyme Surgical Products' cash needs may differ from those planned as a result of many factors including the:



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



     Genzyme Surgical Products may require significant additional financing to continue operations beyond 2001. We cannot guarantee that we will be able to obtain any additional financing for Genzyme Surgical Products or find it on favorable terms. If Genzyme Surgical Products has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Surgical Products may also have to give rights to third parties to commercialize technologies or products that it would otherwise commercialize itself.


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

     During the first three quarters of 1999, the holder of our 6% convertible subordinated note due February 2000 converted $8.2 million in principal amount into 4,364,861 shares of Tissue Repair Stock. Genzyme Tissue Repair paid approximately $406,000 of accrued interest to the holder in connection with these conversions. The principal and remaining interest on this note becomes due in February 2000.


     We anticipate that Genzyme Tissue Repair's current cash resources, together with the $20.0 million that remains available under the interdivisional financing arrangement from Genzyme General, will be sufficient to fund its operations through the end of 2000.


     In addition, $20.0 million of the cash allocated to Genzyme Tissue Repair in connection with the transfer to Genzyme General of our interest of the Diacrin joint venture is subject to the successful achievement of product development milestones by the joint venture. Genzyme Tissue Repair may repay any of this amount to Genzyme General in cash, Genzyme Tissue Repair designated shares, or a combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to repay
Genzyme General in cash, its cash reserves will be substantially diminished.

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


     Genzyme Tissue Repair will require substantial additional funds in order to continue operations at current levels beyond 2000. We cannot guarantee that we will be able to obtain any additional financing for Genzyme Tissue Repair or find it on favorable terms. If Genzyme Tissue Repair has insufficient funds or is unable to raise additional funds, it may be required to delay, scale back or eliminate certain of its programs. Genzyme Tissue Repair may also have to give rights to third parties to commercialize technologies or products that it would otherwise commercialize itself.

                         EURO-THE NEW EUROPEAN CURRENCY


     On January 1, 1999, a number of European countries adopted the Euro as their common legal currency. This conversion has had no material effect on our:

     - competitive position;

     - computer systems;

     - ability to conduct our business;

     - material contracts;

     - derivatives and other financial instruments;

     - exchange rate risk; or

     - tax rate.



     We incorporate by reference our disclosure related to the Euro conversion, which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations -- Euro -- the New European Currency" in Exhibit 13.1 to our 1998 Form 10-K, as amended.


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


     We incorporate by reference our disclosure related to these risks, which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations -- Market Risk" in Exhibit 13.1 to our 1998 Form 10-K, as amended.


                               SUBSEQUENT EVENTS

CELL GENESYS:

     In October 1999, we entered into an agreement to acquire Cell Genesys for approximately $350 million in Genzyme General Stock. The acquisition, which we expect to complete in the first quarter of 2000, is subject to:


     - approval by Cell Genesys' shareholders;

     - clearance under federal antitrust laws; and

     - other customary closing conditions.


     In connection with this acquisition, our board of directors has approved the allocation of Cell Genesys' cancer programs and product candidates and $60.0 million in cash to Genzyme Molecular Oncology. In exchange for those assets, Genzyme Molecular Oncology will reserve approximately 12.5 million Genzyme Molecular Oncology designated shares for the benefit of Genzyme General. We are currently considering how to treat these designated shares. We may:


     - sell the shares to financial or strategic investors with an interest in

       Genzyme Molecular Oncology; or

     - sell the shares in a registered public offering.


     If we do not sell the shares, we will distribute them as a dividend to holders of Genzyme General Stock.

     We cannot guarantee that the acquisition of Cell Genesys will be completed or that it will be completed at the anticipated time. In addition, we have not undertaken any efforts to dispose of the Genzyme Molecular Oncology designated shares and we cannot guarantee that any disposition or sale can occur on terms and conditions acceptable to Genzyme General and Genzyme Molecular Oncology.

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

FOCAL, INC.:

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

STRESSGEN:

     In August 1999, the Canadian Medical Discoveries Fund exercised its option to require us and StressGen to repurchase the fund's interest in StressGen/Genzyme LLC. We repurchased one-half of the fund's interest in the joint venture in October 1999 for approximately $3.9 million by issuing to the fund 617,200 shares of Molecular Oncology Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

     We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 1998.


     We incorporate our disclosure related to market risk, which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations --Market Risk" in Exhibit 13.1 to our 1998 Form 10-K, as amended.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          FORM 10-Q, SEPTEMBER 30, 1999

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

     (b) Reports on Form 8-K

     On October 21, 1999, we filed a current report on Form 8-K to disclose under Item 5 that:

     - We entered into an agreement to acquire Cell Genesys for approximately $350 million in Genzyme General Stock; and


     - Our board of directors approved the allocation of Cell Genesys' cancer programs and $60.0 million in cash to Genzyme Molecular Oncology in exchange for the reservation of approximately 12.5 million Genzyme Molecular Oncology designated shares.

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