Form 10-K/A
period 1999-12-31
GENZYME CORP
filed 2000-10-17
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(g) of the Act:
GENZYME GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GENZYME GENERAL STOCK")
 GENZYME MOLECULAR ONCOLOGY DIVISION COMMON STOCK, $0.01 PAR VALUE ("MOLECULAR
                                ONCOLOGY STOCK")
  GENZYME SURGICAL PRODUCTS DIVISION COMMON STOCK, $0.01 PAR VALUE ("SURGICAL
                                PRODUCTS STOCK")
  GENZYME TISSUE REPAIR DIVISION COMMON STOCK, $0.01 PAR VALUE ("TISSUE REPAIR
                                    STOCK")
                     GENZYME GENERAL STOCK PURCHASE RIGHTS
                    MOLECULAR ONCOLOGY STOCK PURCHASE RIGHTS
                    SURGICAL PRODUCTS STOCK PURCHASE RIGHTS
                      TISSUE REPAIR STOCK PURCHASE RIGHTS

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

        Aggregate market value of voting stock held by non-affiliates of the
                        Registrant as of March 1, 2000:
                                 $5,874,532,711

  Number of shares of the Registrant's Genzyme General Stock outstanding as of
                           March 1, 2000: 84,710,732
Number of shares of the Registrant's Molecular Oncology Stock outstanding as of
                           March 1, 2000: 13,514,512
 Number of shares of the Registrant's Surgical Products Stock outstanding as of
                           March 1, 2000: 14,854,067
   Number of shares of the Registrant's Tissue Repair Stock outstanding as of
                           March 1, 2000: 28,524,138
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The consolidated financial statements and related notes of Genzyme Corporation and the combined financial statements and related notes of Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair contained in Exhibits 13.1 through 13.5 of this Form 10-K are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on
May 25, 2000 are incorporated by reference into Part III of this Form 10-K.

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

NOTE REGARDING TRADEMARKS

    Genzyme-Registered Trademark-, Cerezyme-Registered Trademark-, Ceredase-Registered Trademark-, Thyrogen-Registered Trademark-, N-geneous-REGISTERED TRADEMARK- LDL, N-geneous-REGISTERED TRADEMARK- HDL, Contrast-REGISTERED TRADEMARK-, InSight-Registered Trademark-,
MASDA-Registered Trademark-, Sepra Film-Registered Trademark-, Pleur-evac-Registered Trademark-, Thora-Klex-Registered Trademark-, Tevdek-Registered Trademark-, Polydek-Registered Trademark-,
Deklene-REGISTERED TRADEMARK-, Cohn Cardiac Immobilizer-REGISTERED TRADEMARK-, SaphLITE-REGISTERED TRADEMARK-, Sepragel-REGISTERED TRADEMARK-, Diamond-Line-REGISTERED TRADEMARK-, Diamond-Flex-REGISTERED TRADEMARK-, Diamond-Touch-REGISTERED TRADEMARK- and Carticel-REGISTERED TRADEMARK- are registered trademarks of Genzyme. Fabrazyme-TM-, Afp4-TM-, GlyPro-TM-, SAGE-TM-, EndoCABG-TM-, Sahara-TM-, Genzyme OPCAB Elite-TM-, Cohn Cardiac Stabilizer-TM-, Switch-Blade-TM-, Seprafilm-TM-, Sepracoat-TM-, Sepramesh-TM-, Seprapack-TM-, CV Seprafilm-TM-, Epicel-TM- and QuickTack-TM- are trademarks of Genzyme. Genzyme-Registered Trademark- is a service mark of Genzyme.
Renagel-Registered Trademark- is a registered trademark of GelTex Pharmaceuticals, Inc. NeuroCell-TM--PD and NeuroCell-TM--HD are trademarks of Diacrin, Inc. FocalSeal-Registered Trademark--L is a registered trademark of Focal, Inc. Provisc-Registered Trademark- is a registered trademark of Alcon Laboratories, Inc. Pulmozyme-Registered Trademark- is a registered trademark of Genentech, Inc. AVONEX-Registered Trademark- is a registered trademark of Biogen, Inc. Synvisc-REGISTERED TRADEMARK- is a registered trademark of Biomatrix, Inc. Aldurazyme-TM- is a trademark of BioMarin/Genzyme LLC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I

ITEM 1.    BUSINESS....................................................         5
           General.....................................................         5
           Recent Development..........................................         5
           Genzyme General--Products and Development Programs..........         6
           Genzyme Molecular Oncology--Development Programs and
           Services....................................................        11
           Genzyme Surgical Products--Products and Development
           Programs....................................................        14
           Genzyme Tissue Repair--Products and Development Programs....        17
           Competition.................................................        18
           Patents, License Agreements and Trademarks..................        22
           Government Regulation.......................................        23
           Employees...................................................        26
           Research and Development Costs..............................        26
           Sales by Geographic Area, Significant Customers and
           Products....................................................        26
ITEM 1A.   EXECUTIVE OFFICERS..........................................        27
ITEM 2.    PROPERTIES..................................................        28
ITEM 3.    LEGAL PROCEEDINGS...........................................        30
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        30

PART II

           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................        31
ITEM 5.
ITEM 6.    SELECTED FINANCIAL DATA.....................................        33
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................        33
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................        33
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        33
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................        34

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........        34
ITEM 11.   EXECUTIVE COMPENSATION......................................        34
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................        34
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        34

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.........................................................        35
           14(a)(1) Financial Statements...............................        35
           14(a)(2) Financial Statement Schedules......................        36
           14(a)(3) Exhibits...........................................        37
           14(b) Reports on Form 8-K...................................        37
           14(c) Exhibits..............................................        37

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are a biotechnology company that develops innovative products and services for major unmet medical needs. We were founded in 1981 and became a Massachusetts corporation in 1991. We currently have four operating divisions. We also have four series of common stock -- or "tracking" stock -- which are designed to reflect the value and track the financial performance of our divisions. Our four divisions and the series of stock designed to track them are:

    - Genzyme General, which develops and markets therapeutic products and diagnostic products and services, with an emphasis on therapies for genetic diseases. Genzyme General Stock, which is listed on the Nasdaq National Market-TM- under the symbol "GENZ," is designed to reflect the value and track the performance of Genzyme General.

    - Genzyme Molecular Oncology, which is developing cancer products, with a focus on cancer vaccines and angiogenesis inhibitors. It is shaping these new therapies through the integration of its genomics, gene discovery, cell therapy, gene therapy, small molecule drug discovery, and protein therapeutic efforts. Molecular Oncology Stock, which is listed on Nasdaq under the symbol "GZMO," is designed to reflect the value and track the performance of Genzyme Molecular Oncology.

    - Genzyme Surgical Products, which develops and markets a portfolio of devices, biomaterials and biotherapeutics for the cardiothoracic and general surgery markets. Surgical Products Stock, which is listed on Nasdaq under the symbol "GZSP," is designed to reflect the value and track the performance of Genzyme Surgical Products.

    - Genzyme Tissue Repair, which develops and markets biological products for orthopedic injuries, such as cartilage damage, and severe burns. Tissue Repair Stock, which is listed on Nasdaq under the symbol "GZTR," is designed to reflect the value and track the performance of Genzyme Tissue Repair.

    The divisions are not separate companies or legal entities. They are subsets of Genzyme's operations among which we allocate all of our products, services, programs, assets and liabilities for presentation purposes in our financial statements. These separate, division-based financial statements do not represent any physical segregation of assets or separate division accounts; they are an accounting presentation only. Assets presented as allocated to a division remain assets owned by the company and, therefore, remain subject to liabilities of Genzyme as a whole, such as any company-wide claims of creditors, product liability plaintiffs and stockholder litigation.

RECENT DEVELOPMENT

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock designed to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities currently allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be reallocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

    Biomatrix stockholders will receive $37 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix Stock they hold. The merger agreement provides that we will pay cash for only up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.

    For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 (File No. 333-34972) filed with the SEC on April 18, 2000 and as amended from time to time.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approvals by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

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

       PRODUCT              INDICATION               STATUS          COLLABORATOR OR LICENSOR
---------------------  ---------------------  ---------------------  ------------------------
CEREDASE-REGISTERED TRADEMARK- Type I Gaucher Marketed since 1991    None
  (ALGLUCERASE FOR     disease                and 1995,
  INJECTION) AND                              respectively;
  CEREZYME-REGISTERED TRADEMARK-              available in 55
  (IMIGLUCERASE FOR                           countries
  INJECTION)

RENAGEL-REGISTERED TRADEMARK- Reduction of serum Marketed since 1998; GelTex Pharmaceuticals,
  CAPSULES             phosphorus in          approved in the U.S.   Inc.*
  (SEVELAMER           patients with          in 1998, Israel in
  HYDROCHLORIDE)       end-stage renal        1999 and in Europe in
                       disease                2000

THYROGEN-REGISTERED TRADEMARK- Use in follow-up Marketed since 1998; None
  HORMONE              screening of patients  approved in the U.S.
                       who have been treated  in 1998 and Brazil in
                       for thyroid cancer     2000

FABRAZYME-TM-          Fabry disease          Pivotal trial          None
  (AFGALSIDASE BETA                           completed; BLA
  FOR INJECTION)                              submission planned
                                              for first half of
                                              2000

TRANSGENIC             Heparin resistance     One Phase III trial    Genzyme Transgenics
  ANTITHROMBIN III                            successfully           Corporation*
                                              completed; a
                                              confirmatory Phase
                                              III trial ongoing

ALDURAZYME-TM-         Mucopolysaccharidosis-I One Phase III trial   BioMarin Pharmaceutical,
  (ALRONIDASE FOR                             successfully           Inc.*
  INJECTION)                                  completed; a
                                              confirmatory Phase
                                              III trial planned for
                                              2000

       PRODUCT              INDICATION               STATUS          COLLABORATOR OR LICENSOR
---------------------  ---------------------  ---------------------  ------------------------
RENAGEL-REGISTERED TRADEMARK- Dialysis        Phase III trial        GelTex Pharmaceuticals,
  TABLETS                                     ongoing                Inc.*

RENAGEL-REGISTERED TRADEMARK- Hemodialysis (Europe) Phase III trial  GelTex Pharmaceuticals,
  CAPSULES                                    ongoing                Inc.*

AVONEX-REGISTERED TRADEMARK- Relapsing/remitting Pivotal trial planned Biogen, Inc.
  (INTERFERON-BETA     forms of multiple      for first half of
  1A)                  sclerosis in Japan     2000

NEUROCELL-TM--PD       Parkinson's disease    Phase II trial         Diacrin, Inc.*
                                              completed

NEUROCELL-TM--HD       Huntington's disease   Phase I trial          Diacrin, Inc.*
                                              completed

TRANSGENIC ALPHA-      Pompe disease          Phase II pilot trial   Pharming Group N.V.*
  GLUCOSIDASE                                 in Europe ongoing

GENE THERAPY           Gaucher disease        Phase I trial ongoing  University of Pittsburgh

DHA DERIVATIVE (GENZ   Cystic fibrosis        Clinical trial         Beth Israel Deaconess
  66055)                                      planned for 2000       Medical Center

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

    CANCER PATHWAY REGULATORS

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

    Genzyme Surgical Products' biomaterials program includes products based on hyaluronic acid that are intended to reduce the incidence and extent of adhesions (scar tissue) that form after surgery. Hyaluronic acid is a substance that is naturally created by the body to lubricate and protect tissue. These products are known as the Sepra family of products and are being developed on behalf of Genzyme Development Partners, L.P. Genzyme Surgical Products has the exclusive right to sell the Sepra family of products in the United States and Canada on behalf of our joint venture with Genzyme Development Partners and the exclusive right to sell these products outside the United States and Canada for its own benefit. Genzyme Surgical Products sells the Sepra family of products in Luxembourg, Germany, Austria, Switzerland and Japan through distributors. If you would like more information about our relationship with Genzyme Development Partners and the joint venture, you should read Note M. to our consolidated financial statements, which we are incorporating into this discussion by reference.

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

PRODUCT                                 INDICATION                       STATUS
-------                        -----------------------------  -----------------------------
SEPRA FILM-REGISTERED          Abdominal/pelvic surgery       Marketed in the U.S. since
  TRADEMARK- BIORESORBABLE                                    1996; approved in the U.S.
  MEMBRANE                                                    and Europe in 1996, in Canada
                                                              and Israel in 1997, in Japan
                                                              in 1998 and in several other
                                                              countries

SEPRA                          Small bowel obstructions       Phase IV clinical trial
  FILM-REGISTERED TRADEMARK-                                  ongoing
  BIORESORBABLE MEMBRANE

SEPRA                          Abdominal/pelvic surgery       Marketed in Europe since 1999
  FILM-REGISTERED TRADEMARK-
  II ADHESION BARRIER

SEPRACOAT-TM- COATING          Open surgery                   Marketed in Europe since 1996
  SOLUTION

SEPRAMESH-TM- PRODUCT          Hernia repair                  Received 510(k) clearance in
                                                              2000

SEPRAPAK-TM- PRODUCT           Sinus packing                  Listed with the FDA

SEPRAGEL-REGISTERED TRADEMARK- Open and laproscopic surgery   In development
  BIORESORBABLE GEL

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

GENZYME TISSUE REPAIR--PRODUCTS AND DEVELOPMENT PROGRAMS

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

    CARTICEL-REGISTERED TRADEMARK- II. Carticel-REGISTERED TRADEMARK- II is a next-generation product based on the development of a pre-formed autologous cartilage tissue implant. The implant is intended to allow the procedure to be performed arthroscopically. If it is successfully developed, Carticel-REGISTERED TRADEMARK- II could significantly decrease rehabilitation time for patients and allow surgeons to treat larger cartilage defects. Genzyme Tissue Repair plans to complete preclinical studies of Carticel-REGISTERED TRADEMARK- II in 2000.

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

    Each of our products and services faces different competitive challenges:

    CEREZYME-REGISTERED TRADEMARK- ENZYME AND CEREDASE-REGISTERED TRADEMARK-ENZYME. Although Genzyme General is not aware of any current effective alternative to its products for the treatment of Gaucher disease, competition potentially could come from other protein replacement therapies, small molecules or gene therapy. Genzyme General is aware of other companies attempting to develop alternative treatments for Gaucher disease. However, Genzyme General believes that its proprietary production techniques and, to a certain extent, the orphan drug status of its products, which provides market exclusivity in the United States until May 2001, give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Cerezyme-Registered Trademark- enzyme and Ceredase-Registered Trademark- enzyme will be clinical effectiveness and absence of adverse side effects.

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

    Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as its registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme-Registered Trademark-,
Cerezyme-Registered Trademark-, Ceredase-Registered Trademark-, Thyrogen-Registered Trademark-, N-geneous-REGISTERED TRADEMARK- LDL, N-geneous-REGISTERED TRADEMARK- HDL, Contrast-REGISTERED TRADEMARK-, InSight-Registered Trademark-, MASDA-Registered Trademark-, Sepra Film-Registered Trademark-, Pleur-evac-Registered Trademark-, Thora-Klex-Registered Trademark-, Tevdek-Registered Trademark-, Polydek-Registered Trademark-, Deklene-REGISTERED TRADEMARK-, Cohn Cardiac Immobilizer-REGISTERED TRADEMARK-, SaphLITE-REGISTERED TRADEMARK-, Sepragel-REGISTERED TRADEMARK-, Diamond-Line-REGISTERED TRADEMARK-, Diamond-Flex-REGISTERED TRADEMARK-, Diamond-Touch-REGISTERED TRADEMARK-, and Carticel-REGISTERED TRADEMARK-, together with our trademarks Fabrazyme-TM-, Afp4-TM-, GlyPro-TM-, SAGE-TM-, EndoCABG-TM-, Sahara-TM-, Genzyme OPCAB Elite-TM-, Cohn Cardiac Stabilizer-TM-, Switch-Blade-TM-, Seprafilm-TM-, Sepracoat-TM-, Sepramesh-TM-, SepraPak-TM-, CV Seprafilm-TM-, Epicel-TM- and QuickTack-TM-, in the aggregate, to be of material importance to our business.

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

EMPLOYEES

    As of December 31, 1999, we had approximately 3,800 employees, including all of our consolidated subsidiaries and excluding Genzyme Transgenics Corporation. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

RESEARCH AND DEVELOPMENT COSTS

    We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, "Consolidated Financial Statements and Supplementary Schedules" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note M., "Research and Development Agreements" to our consolidated financial statements set forth in
Exhibit 13.1 to this Form 10-K. We are incorporating that information into this section by reference.

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

    We have provided the information required by Items 101(c)(1)(i) and
(vii) and 101(d) of Regulation S-K under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information" to our consolidated financial statements, which are set forth in Exhibit 13.1 to this Form 10-K. We are incorporating that information into this section by reference.

ITEM 1A. EXECUTIVE OFFICERS

    Our executive officers at March 31, 2000 were as follows:

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

ITEM 3. LEGAL PROCEEDINGS

    As of March 31, 2000, there are no pending legal proceedings deemed material by us to which we are, or any of our subsidiaries is, a party, or to which any of the property of our company or of our subsidiaries is subject.

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

    - Genzyme General Division Common Stock;

    - Genzyme Molecular Oncology Division Common Stock;

    - Genzyme Surgical Products Division Common Stock; and

    - Genzyme Tissue Repair Division Common Stock.

    These securities are designed to reflect the value and track the performance of the company's four operating divisions: Genzyme General, Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair. All four series of stock are traded on the over-the-counter market and prices are quoted on The Nasdaq National Market-TM- system under the symbols GENZ, GZMO, GZSP and GZTR.

    On November 16, 1998, we distributed to the holders of record of Genzyme General Stock on November 2, 1998, 0.10805 shares of Molecular Oncology Stock for each share of Genzyme General Stock held. Molecular Oncology Stock began trading on Nasdaq November 16, 1998. On June 28, 1999, we distributed to the holders of record of Genzyme General Stock on June 14, 1999, 0.17901 shares of Surgical Products Stock for each share of Genzyme General Stock held. The Surgical Products Stock began trading on Nasdaq June 28, 1999.

    As of March 21, 2000, there were 2,307 stockholders of record of Genzyme General Stock, 2,198 stockholders of record of Molecular Oncology Stock, 2,086 stockholders of record of Surgical Products Stock and 5,423 stockholders of record of Tissue Repair Stock.

    The following table sets forth, for the periods indicated, the high and low sale price for each series of our stock as reported by Nasdaq.


                                                                    HIGH             LOW
                                                                  --------         --------
GENZYME GENERAL STOCK
  1999:
    First Quarter........................................           $55 3/4          $41 5/8
    Second Quarter.......................................            53 5/8           36 3/8
    Third Quarter........................................            63 1/8           44 3/4
    Fourth Quarter.......................................            48 3/8           30 3/4
  1998:
    First Quarter........................................           $34              $25 3/8
    Second Quarter.......................................            33               23 1/2
    Third Quarter........................................            36 1/4           23 3/4
    Fourth Quarter.......................................            50               29 11/16
MOLECULAR ONCOLOGY STOCK
  1999:
    First Quarter........................................           $ 5 1/2          $ 2 5/16
    Second Quarter.......................................             3 31/32          2 5/8
    Third Quarter........................................            10 5/8            2 5/8
    Fourth Quarter.......................................             7 3/8            4 3/16
  1998:
    Fourth Quarter.......................................           $15              $ 2
SURGICAL PRODUCTS STOCK
  1999:
    Second Quarter.......................................           $ 8              $ 4
    Third Quarter........................................             7 5/8            3 5/16
    Fourth Quarter.......................................             6 7/16           4 5/8
TISSUE REPAIR STOCK
  1999:
    First Quarter........................................           $ 4 1/8          $ 2 7/32
    Second Quarter.......................................             2 5/8            1 15/16
    Third Quarter........................................             2 1/4            1 9/16
    Fourth Quarter.......................................             3 9/16           1 5/16
  1998:
    First Quarter........................................           $ 9 1/4          $ 6 1/2
    Second Quarter.......................................             9 3/16           5
    Third Quarter........................................             7 1/8            2 3/8
    Fourth Quarter.......................................             3 3/4            2 1/32

    We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

    In August 1999, the Canadian Medical Discoveries Fund exercised its option to require us and StressGen to repurchase the fund's interest in StressGen/Genzyme LLC. We repurchased one-half of the fund's interest in the joint venture on October 12, 1999 for $3,934,651 by issuing to the fund 617,200 shares of Molecular Oncology Stock.

    The Canadian Medical Discoveries Fund is a venture capital fund based in Ontario, Canada. We issued the 617,200 shares of Molecular Oncology Stock to the fund in reliance on Section 4(2) and Regulation S under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    We incorporate our Selected Financial Data into this section by reference from:

    - Exhibit 13.1 hereto under the heading "Genzyme Corporation--Selected Financial Data;"

    - Exhibit 13.2 hereto under the heading "Genzyme General--Selected Financial Data;"

    - Exhibit 13.3 hereto under the heading "Genzyme Molecular
      Oncology--Selected Financial Data;"

    - Exhibit 13.4 hereto under the heading "Genzyme Surgical Products--Selected Financial Data;" and

    - Exhibit 13.5 hereto under the heading "Genzyme Tissue Repair--Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from:

    - Exhibit 13.1 hereto under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations;"

    - Exhibit 13.2 hereto under the heading "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations;"

    - Exhibit 13.3 hereto under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations;"

    - Exhibit 13.4 hereto under the heading "Management's Discussion and Analysis of Genzyme Surgical Products' Financial Condition and Results of Operations;" and

    - Exhibit 13.5 hereto under the heading "Management's Discussion and Analysis of Genzyme Tissue Repair's Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We incorporate our Quantitative and Qualitative Disclosures About Market Risk by reference into this section from the section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operation--New Accounting Pronouncements, Euro, Year 2000 and Market Risk" in Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from:

    - Exhibit 13.1 hereto under the heading "Genzyme Corporation and Subsidiaries' Consolidated Financial Statements" and the notes thereto;

    - Exhibit 13.2 hereto under the heading "Genzyme General Combined Financial Statements" and the notes thereto;

    - Exhibit 13.3 hereto under the heading "Genzyme Molecular Oncology Combined Financial Statements" and the notes thereto;

    - Exhibit 13.4 hereto under the heading "Genzyme Surgical Products Combined Financial Statements" and the notes thereto; and

    - Exhibit 13.5 hereto under the heading "Genzyme Tissue Repair Selected Financial Data" and the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    During the period from January 1, 1999 to the filing date of this Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit our financial statements has resigned, indicated that it has declined to stand for re-election after the completion of the current audit or been dismissed.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1). FINANCIAL STATEMENTS

    We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from
Exhibit 13.1 hereto:

                                                               PAGE*
                                                              --------
GENZYME CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Operations--For the Years
       Ended
        December 31, 1999, 1998 and 1997....................   GCS-30
    Consolidated Balance Sheets--December 31, 1999 and
       1998.................................................   GCS-32
    Consolidated Statements of Cash Flows--For the Years
       Ended
        December 31, 1999, 1998 and 1997....................   GCS-33
    Consolidated Statements of Stockholders' Equity for the
       Years
        Ended December 31, 1999, 1998 and 1997..............   GCS-35
    Notes to Consolidated Financial Statements..............   GCS-38
    Report of Independent Accountants.......................   GCS-93
------------------------
*  References are to page numbers in Exhibit 13.1.

    We are incorporating the following financial statements (and related notes) of Genzyme General into this section by reference from
Exhibit 13.2 hereto:

                                                               PAGE*
                                                              --------
GENZYME GENERAL

    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................    GG-18
    Combined Balance Sheets--December 31, 1999 and 1998.....    GG-19
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................    GG-20
    Notes to Combined Financial Statements..................    GG-22
    Report of Independent Accountants.......................    GG-44

------------------------

*   References are to page numbers in Exhibit 13.2.

    We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from Exhibit 13.3 hereto:

                                                               PAGE*
                                                              --------
GENZYME MOLECULAR ONCOLOGY
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GMO-13
    Combined Balance Sheets--December 31, 1999 and 1998.....   GMO-14
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GMO-15
    Notes to Combined Financial Statements..................   GMO-16
    Report of Independent Accountants.......................   GMO-30

------------------------

*   References are to page numbers in Exhibit 13.3.

    We are incorporating the following financial statements (and related notes) of Genzyme Surgical Products into this section by reference from Exhibit 13.4 hereto:

                                                               PAGE*
                                                              --------
GENZYME SURGICAL PRODUCTS
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GSP-16
    Combined Balance Sheets--December 31, 1999 and 1998.....   GSP-17
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GSP-18
    Notes to Combined Financial Statements..................   GSP-19
    Report of Independent Accountants.......................   GSP-34

------------------------

*   References are to page numbers in Exhibit 13.4 hereto.

    We are incorporating the following financial statements (and related notes) of Genzyme Tissue Repair into this section by reference from Exhibit 13.5 hereto:

                                                               PAGE*
                                                              --------
GENZYME TISSUE REPAIR
    Combined Statements of Operations--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GTR-13
    Combined Balance Sheets--December 31, 1999 and 1998.....   GTR-14
    Combined Statements of Cash Flows--For the Years Ended
        December 31, 1999, 1998 and 1997....................   GTR-15
    Notes to Combined Financial Statements..................   GTR-16
    Report of Independent Accountants.......................   GTR-29

------------------------

*   References are to page numbers in Exhibit 13.5 hereto.

(A)(2). FINANCIAL STATEMENT SCHEDULES

    The schedules listed below for Genzyme General, Genzyme Surgical Products, Genzyme Tissue Repair and Genzyme Corporation and Subsidiaries are filed as part of this Form 10-K:

                                                                PAGE*
                                                              ---------
GENZYME CORPORATION AND SUBSIDIARIES
    Schedule II--Valuation and Qualifying Accounts..........   GCS-94
GENZYME GENERAL
    Schedule II--Valuation and Qualifying Accounts..........    GG-45
GENZYME SURGICAL PRODUCTS
    Schedule II--Valuation and Qualifying Accounts..........   GSP-35
GENZYME TISSUE REPAIR
    Schedule II--Valuation and Qualifying Accounts..........   GTR-30

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

EXHIBIT NO.             DESCRIPTION
-----------             -----------
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

EXHIBIT NO.             DESCRIPTION
-----------             -----------
         *10.11--       Lease dated November 12, 1998 for Metrowest Place, 15
                        Pleasant Street Connector, Framingham, Massachusetts,
                        between Consolidated Group Service Company Limited
                        Partnership and Genzyme. Previously filed.

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

         *10.24--       1999 Employee Stock Purchase Plan. Previously filed.

         *10.25--       1996 Directors' Deferred Compensation Plan. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No.
                        333-33251).

EXHIBIT NO.             DESCRIPTION
-----------             -----------
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

         *10.34--       Research and Development Agreement between Genzyme and
                        Genzyme Transgenics Corporation dated as of May 1, 1993.
                        Filed as Exhibit 10.1 to the Registration Statement on Form
                        S-1 of Genzyme Transgenics Corporation (File No. 33-62872).

         *10.35--       Services Agreement between Genzyme and Genzyme Transgenics
                        Corporation dated as of May 1, 1993. Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of Genzyme
                        Transgenics Corporation (File No. 33-62872).

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

EXHIBIT NO.             DESCRIPTION
-----------             -----------
         *10.40--       Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, Genzyme Transgenics Corporation and ATIII
                        LLC. Filed as Exhibit 10.52.3 to Genzyme Transgenics
                        Corporation's Form 10-K for 1997 (File No. 0-21794).**

         *10.41-- Credit Agreement dated November 12, 1999 among Genzyme and those of its subsidiaries party thereto, Fleet National
                        Bank, as Administrative Agent, and ABN AMRO Bank N.V. as
                        Syndication Agent and Mellon Bank, N.A. as Documentation
                        Agent.

         *10.42--       Collaboration Agreement dated as of June 17, 1997 by and
                        among Genzyme, GelTex Pharmaceuticals, Inc. and RenaGel LLC.
                        Filed as Exhibit 10.18 to GelTex Pharmaceuticals, Inc. Form
                        10-Q for the quarter ended June 30, 1997 (File No.
                        0-26872).**

         *10.43--       Purchase Agreement dated as of June 17, 1997 by and between
                        Genzyme and GelTex Pharmaceuticals, Inc.. Filed as Exhibit
                        10.19 to GelTex Pharmaceuticals, Inc.'s Form 10-Q for the
                        quarter ended June 30, 1997 (File No. 0-26872).**

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

         *10.46--       Collaboration Agreement dated September 4, 1998 among
                        Genzyme, BioMarin Pharmaceutical, Inc. and BioMarin/Genzyme
                        LLC. Previously filed as Exhibit 10.24 to BioMarin
                        Pharmaceutical, Inc.'s Registration Statement on Form S-1
                        (File No. 333-77701).**

         *10.47--       Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin Pharmaceutical, Inc. Previously filed as
                        Exhibit 10.25 to BioMarin Pharmaceutical, Inc.'s
                        Registration Statement on Form S-1 (File No. 333-77701) and
                        incorporated herein by reference.

         *10.48--       Operating Agreement of BioMarin/Genzyme LLC. Previously
                        filed as Exhibit 10.30 to BioMarin Pharmaceutical, Inc.'s
                        Registration Statement on Form S-1 (File No. 333-77701) and
                        incorporated herein by reference.

         *10.49--       Agreement and Plan of Merger dated as of March 6, 2000 by
                        and among Genzyme, Seagull Merger Corporation and Biomatrix,
                        Inc. Filed as Exhibit 99.1 to Genzyme's Form 8-K filed on
                        March 15, 2000.

           13.1--       The 1999 Financial Statements of Genzyme Corporation and
                        Subsidiaries. Filed herewith.

           13.2--       The 1999 Financial Statements of Genzyme General Division.
                        Filed herewith.

           13.3--       The 1999 Financial Statements of Genzyme Molecular Oncology
                        Division. Filed herewith.

           13.4--       The 1999 Financial Statements of Genzyme Surgical Products
                        Division. Filed herewith.

           13.5--       The 1999 Financial Statements of Genzyme Tissue Repair
                        Division. Filed herewith.

            *21--       Subsidiaries of the Registrant. Previously filed.

           23.1--       Consent of PricewaterhouseCoopers LLP. Filed herewith.

EXHIBIT NO.             DESCRIPTION
-----------             -----------
          *23.2--       Consent of PricewatehouseCoopers LLP relating to the Annual
                        Report of Genzyme Corporation Retirement Savings Plan on
                        Form 10-K. Previously filed.

           23.3--       Consent of PricewaterhouseCoopers LLP relating to Genzyme
                        Corporation Form 10-K. (To be filed).

             27-- Financial Data Schedule for Genzyme Corporation. Filed herewith.

          *99.1--       Management and Accounting Policies Governing the
                        Relationship of Genzyme Divisions. Filed as Exhibit 99.1 to
                        Genzyme's Registration Statement on Form S-3 dated March 3,
                        2000 (File No. 333-31548).

          *99.2-- Factors Affecting Future Operating Results. Previously filed.


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

                                                       GENZYME CORPORATION

Dated:         , 2000                                  By:             /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                                         Michael S. Wyzga
                                                                    Senior Vice President and
                                                                     Chief Financial Officer