Form 10-Q/A
period 2000-03-31
GENZYME CORP
filed 2000-10-17
CIK 732485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   No
                                       ---     ---
The number of shares outstanding of each of the issuer's series of common stock as of April 30, 2000:

Genzyme General Division Common Stock                         84,804,000


Genzyme Molecular Oncology Division Common Stock              13,625,593


Genzyme Surgical Products Division Common Stock               14,902,895


Genzyme Tissue Repair Division Common Stock                   28,658,735

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 2000


NOTE REGARDING FORWARD-LOOKING STATEMENTS:


     This report on Form 10-Q contains forward-looking statements, including statements regarding our:


     - planned creation of a new division and a new publicly traded stock;

     - the planned acquisition of Biomatrix, Inc. and related financing expectations;

     -    expected timing of the acquisition;

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


         For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (our "1999 Form 10-K").

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS

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


     - Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock;"


     - Genzyme Surgical Products Division Common Stock = "Surgical Products Stock;" and


     -     Genzyme Tissue Repair Division Common Stock = "Tissue Repair Stock."

NOTE REGARDING INCORPORATION BY REFERENCE

         The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

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

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, MARCH 31, 2000
                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                                         PAGE NO.

ITEM 1.         Financial Statements

   GENZYME CORPORATION AND SUBSIDIARIES
     Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999....     5
     Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.....................     7
     Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999....     8
     Notes to Unaudited, Consolidated Financial Statements..................................................     9

   GENZYME GENERAL
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........    15
     Combined Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.........................    17
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........    18
     Notes to Unaudited, Combined Financial Statements......................................................    19

   GENZYME MOLECULAR ONCOLOGY
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........    23
     Combined Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.........................    24
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........    25
     Notes to Unaudited, Combined Financial Statements......................................................    26

   GENZYME SURGICAL PRODUCTS
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........    27
     Combined Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.........................    28
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........    29
     Notes to Unaudited, Combined Financial Statements......................................................    30

   GENZYME TISSUE REPAIR
     Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2000 and 1999........    33
     Combined Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.........................    34
     Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........    35
     Notes to Unaudited, Combined Financial Statements......................................................    36

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations........    38

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk...................................    63

PART II.       OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K ............................................................    63

Signatures..................................................................................................    64

Part I.  Financial Information
Item 1. Financial Statements


GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                              2000               1999
                                                                              ----               ----
                                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Revenues:
     Net product sales ....................................................    $ 184,421     $ 163,702
     Net service sales ....................................................       20,966        18,730
     Revenue from research and development contracts ......................        2,743         1,312
                                                                               ---------     ---------
         Total revenues ...................................................      208,130       183,744

Operating costs and expenses:
    Cost of products sold .................................................       48,259        43,818
    Cost of services sold .................................................       11,851        12,088
    Selling, general and administrative ...................................       61,551        58,945
    Research and development (including research and development
     related to contracts) ................................................       55,699        32,834
    Amortization of intangibles ...........................................        6,098         6,207
                                                                               ---------     ---------
         Total operating costs and expenses ...............................      183,458       153,892
                                                                               ---------     ---------

Operating income ..........................................................       24,672        29,852

Other income (expenses):
    Equity in net loss of unconsolidated affiliates .......................       (8,133)      (10,092)
    Gain on affiliate sale of stock .......................................       20,270           606
    Gain on sale of investments in equity securities ......................         --           1,963
    Minority interest .....................................................          856           866
    Gain on sale of assets ................................................           31          --
    Other .................................................................          (29)         --
    Investment income .....................................................        9,944         8,193
    Interest expense ......................................................       (3,939)       (5,498)
                                                                               ---------     ---------
         Total other income (expenses) ....................................       19,000        (3,962)


Income before income taxes ................................................       43,672        25,890
Provision for income taxes ................................................      (11,854)       (9,833)
                                                                               ---------     ---------
Net income ................................................................    $  31,818     $  16,057
                                                                               =========     =========
Comprehensive income, net of tax:
Net income ................................................................    $  31,818         $  16,057
                                                                               ---------         ---------
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustments .............................      (10,223)           (8,826)
                                                                               ---------         ---------
     Unrealized gains (losses) on securities:
          Unrealized gains (losses) arising during the period .............       80,198            (2,319)
          Reclassification adjustment for losses included in net income ...         --              (1,214)
                                                                               ---------         ---------
               Unrealized gains (losses) on securities, net ...............       80,198            (3,533)
                                                                               ---------         ---------
     Other comprehensive income (loss) ....................................       69,975           (12,359)
                                                                               ---------         ---------
Comprehensive income ......................................................    $ 101,793         $   3,698
                                                                               =========         =========


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
                                                                                         2000             1999
                                                                                         ----             ----
                                                                               (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                                     EXCEPT PER SHARE AMOUNTS)
Net income (loss) per share:
  Allocated to Genzyme General Stock (Revised - See Note 8):

     Genzyme General net income ...............................................        $  45,309         $  33,505
     Genzyme Surgical Products net loss........................................              --            (10,745)
     Tax benefit allocated from Genzyme Molecular Oncology ....................            1,096             1,934
     Tax benefit allocated from Genzyme Surgical Products .....................            3,420             3,825
     Tax benefit allocated from Genzyme Tissue Repair .........................            1,812             3,962
                                                                                       ---------         ---------
     Net income allocated to Genzyme General Stock ............................        $  51,637         $  32,481
                                                                                       =========         =========

  Net income per share of Genzyme General Stock:
       Basic ..................................................................        $    0.61         $    0.40
                                                                                       =========         =========
       Diluted ................................................................        $    0.57         $    0.38
                                                                                       =========         =========

  Weighted average shares outstanding:
       Basic ..................................................................           84,502            81,958
                                                                                       =========         =========
       Diluted ................................................................           94,726            92,591
                                                                                       =========         =========

  Allocated to Molecular Oncology Stock:

     Net loss .................................................................        $  (5,057)        $  (7,060)
                                                                                       =========         =========
     Net loss per share of Molecular Oncology Stock - basic and diluted .......        $   (0.37)        $   (0.56)
                                                                                       =========         =========
     Weighted average shares outstanding ......................................           13,495            12,658
                                                                                       =========         =========

  Allocated to Surgical Products Stock (Revised - See Note 8):

     Net loss .................................................................        $ (10,043)
                                                                                       =========
     Net loss per share of Surgical Products Stock - basic and diluted ........        $   (0.68)
                                                                                       =========
     Weighted average shares outstanding ......................................           14,855
                                                                                       =========

  Allocated to Tissue Repair Stock:

     Net loss .................................................................        $  (4,971)        $  (9,616)
                                                                                       =========         =========
     Net loss per share of Tissue Repair Stock - basic and diluted ............        $   (0.17)        $   (0.44)
                                                                                       =========         =========
     Weighted average shares outstanding ......................................           28,531            21,945
                                                                                       =========         =========


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)



                                                                          MARCH 31,      DECEMBER 31,
                                                                            2000             1999
                                                                            ----              ----
                                                                           (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents ...................................        $   112,194         $   130,156
  Short-term investments ......................................            252,266             255,846
  Accounts receivable, net ....................................            163,236             166,803
  Inventories .................................................            117,991             117,269
  Prepaid expenses and other current assets ...................             25,563              18,918
  Deferred tax assets-current .................................             40,780              41,195
                                                                       -----------         -----------
    Total current assets ......................................            712,030             730,187


Property, plant and equipment, net ............................            386,843             383,181
Long-term investments .........................................            322,158             266,988
Intangibles, net ..............................................            246,803             253,153
Deferred tax assets-noncurrent ................................             15,480              18,631
Investments in equity securities ..............................            180,914              97,859
Other noncurrent assets .......................................             51,814              37,283
                                                                       -----------         -----------
    Total assets ..............................................        $ 1,916,042         $ 1,787,282
                                                                       ===========         ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................        $    21,355         $    27,853
  Accrued expenses ............................................             78,187              73,359
  Income taxes payable ........................................             35,567              27,946
  Deferred revenue ............................................              4,972               3,700
  Current portion of long-term debt and capital lease
    obligations ...............................................              5,644               5,080
                                                                       -----------         -----------
    Total current liabilities .................................            145,725             137,938

Noncurrent liabilities:
  Long-term debt ..............................................             18,103              18,000
  Convertible notes and debentures ............................            272,885             272,622
  Other noncurrent liabilities ................................              2,510               2,330
                                                                       -----------         -----------
    Total liabilities .........................................            439,223             430,890

Stockholders' equity:
  Preferred Stock .............................................               --                  --
  Genzyme General Stock, $0.01 par value.......................                848                 842
  Molecular Oncology Stock, $0.01 par value ...................                137                 134
  Surgical Products Stock, $0.01 par value.....................                149                 148
  Tissue Repair Stock $0.01, par value ........................                287                 285
  Treasury Stock Genzyme General - at cost ....................               (901)               (901)
  Additional paid-in capital - Genzyme General Stock ..........            475,324             469,776
  Additional paid-in capital - Molecular Oncology Stock........             68,896              67,672
  Additional paid-in capital - Surgical Products Stock.........            546,347             542,343
  Additional paid-in capital - Tissue Repair Stock.............            223,110             217,103
  Retained earnings ...........................................             89,020              57,202
  Accumulated other comprehensive income ......................             73,602               1,788
                                                                       -----------         -----------
Total stockholders' equity ....................................          1,476,819           1,356,392
                                                                       -----------         -----------
Total liabilities and stockholders' equity ....................        $ 1,916,042         $ 1,787,282
                                                                       ===========         ===========


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ---------------------------------
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                    (UNAUDITED, AMOUNTS IN THOUSANDS)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................        $  31,818         $  16,057
  Reconciliation of net income to net cash provided by operating activities:
         Depreciation and amortization .....................................           17,198            17,268
         Equity in loss of unconsolidated affiliates .......................            8,133            10,092
         Gain on affiliate sale of stock ...................................          (20,270)             (606)
         Gain on sale of investments in equity securities ..................             --              (1,963)
         Minority interest in net loss of subsidiary .......................             (856)             (866)
         Accrued interest/amortization of marketable securities ............           (1,430)           (2,489)
         Provision for bad debts ...........................................            2,299             2,460
         Technology license fee ............................................              250              --
         Deferred income tax expense (benefit) .............................            3,239              (662)
         Amortization of deferred rent .....................................              (37)              (37)
         Other .............................................................              321              (402)
            Increase (decrease) in cash from working capital:
              Accounts receivable ..........................................           (1,154)           (1,397)
              Inventories ..................................................           (2,754)             (521)
              Prepaid expenses and other assets ............................              858            (1,830)
              Accounts payable, accrued expenses, income
                 taxes payable and deferred revenue ........................            4,814             6,585
                                                                                    ---------         ---------
              Net cash provided by operating activities ....................           42,429            41,689

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments .............................................         (195,902)         (196,387)
      Sales and maturities of investments ..................................          144,561           106,128
      Proceeds from sale of investments in equity securities ...............             --              11,090
      Acquisitions of property, plant and equipment ........................          (15,620)          (10,633)
      Investments in unconsolidated affiliates .............................           (6,032)          (11,676)
      Other ................................................................              848             3,245
                                                                                    ---------         ---------
              Net cash used in investing activities ........................          (72,145)          (98,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .................................           14,714            20,016
    Payments of debt .......................................................               (6)             (397)
    Other ..................................................................           (1,478)            1,546
                                                                                    ---------         ---------
            Net cash provided by financing activities ......................           13,230            21,165


Effect of exchange rate changes on cash ....................................           (1,476)           (2,642)
                                                                                    ---------         ---------
Decrease in cash and cash equivalents ......................................          (17,962)          (38,021)
Cash and cash equivalents at beginning of period ...........................          130,156           118,612
                                                                                    ---------         ---------
Cash and cash equivalents at end of period .................................        $ 112,194         $  80,591
                                                                                    =========         =========




         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                               GENZYME CORPORATION
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

     1.   BASIS OF PRESENTATION

               Our unaudited consolidated financial statements for each period include the balance sheets, results of operations and cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared the unaudited, consolidated financial statements for Genzyme following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform with our 2000 presentation.


               These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 1999 Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

     2.   INVENTORIES (amounts in thousands):



                                                   MARCH 31, 2000        DECEMBER 31, 1999
                                                   --------------        -----------------
                                                     (Unaudited)
Raw materials .............................          $ 38,197                 $ 39,958
Work-in-process ...........................            56,555                   44,559
Finished products .........................            23,239                   32,752
                                                     --------                 --------
  Total ...................................          $117,991                 $117,269
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


               In April 2000, in light of recent market volatility and current market condition at the time, we terminated the offering of shares of Molecular Oncology Stock contemplated by the prospectus.


     4.   INTERDIVISIONAL FINANCING ARRANGEMENTS


               In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. As of March 31, 2000, $15.0 million remained available to Genzyme Tissue Repair under this arrangement.



     5.   LICENSING AGREEMENT


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

                                    GENZYME CORPORATION
                   NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS



7.   TAX PROVISION

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


     In the three months ended March 31, 2000, we reversed a $3.4 million valuation allowance which reduced our tax rate by 7.8%.



8.  NET INCOME (LOSS) PER SHARE





REVISION


     We had previously reported income (loss) allocated to Genzyme General Stock and Surgical Products Stock, and earnings per share of Genzyme General Stock for the three months ended March 31, 1999, as adjusted to retroactively reflect the changes in earnings allocations resulting from the June 1999 creation and distribution of Surgical Products Stock. The allocation of Genzyme's historical earnings has been revised to reflect an allocation of Genzyme's earnings to each series of common stock outstanding in periods prior to June 1999 and to each series of common stock, including Surgical Products Stock, thereafter. The impact of these revisions is as follows:




                                                                              THREE MONTHS ENDED
                                                                                MARCH  31, 1999
                                                                           -------------------------
                                                                            (AMOUNTS IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)
GENZYME GENERAL:
 PREVIOUSLY REPORTED (pro forma information previously reported as historical):
  Net income allocated to Genzyme General Stock ..........................     $ 43,226
                                                                               ========
  Net income per share of Genzyme General Stock:
    Basic ................................................................     $   0.53
                                                                               ========
    Diluted ..............................................................     $   0.49
                                                                               ========
AS REVISED:
  Net income allocated to Genzyme General Stock ..........................     $ 32,481
                                                                               ========
  Net income per share of Genzyme General Stock:
    Basic ................................................................     $   0.40
                                                                               ========
    Diluted ..............................................................     $   0.38
                                                                               ========
GENZYME SURGICAL PRODUCTS:
 PREVIOUSLY REPORTED (pro forma information previously reported as historical):
    Net loss allocated to Surgical Products Stock ........................     $(10,745)
                                                                               ========
AS REVISED:
    Net loss allocated to Surgical Products Stock ........................     $     --
                                                                               ========
    Net loss per share of Surgical Products Stock - basic and diluted ....     $     --
                                                                               ========
    Weighted average shares outstanding ..................................           --
                                                                               ========




If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1999, net income allocated to Genzyme General Stock, net loss allocated to Surgical Products Stock and weighted average shares outstanding 1999 would have been as follows (in thousands):



                                                                    Three Months Ended
                                                                      March 31, 1999
                                                                    ------------------
     Genzyme General:
         Net income allocated to Genzyme General Stock.........             $43,226
                                                                            =======

         Weighted average shares outstanding:
           Basic...............................................              81,958
           Diluted.............................................              92,591



     Genzyme Surgical Products:
         Net loss allocated to Surgical Products Stock.........           $(10,745)
                                                                          =========

         Weighted average shares outstanding-basic and diluted.              14,800






     GENZYME GENERAL STOCK (Revised):


          The following table sets forth the computation of basic and diluted earnings per share of Genzyme General Stock:



                                                                                      Three Months Ended
                                                                                         March 31,
                                                                                -------------------------
                                                                                2000                 1999
                                                                                ----                 ----
                                                                                 (Amounts in thousands,
                                                                                except per share amounts)

Genzyme General net income...............................................    $45,309                 $ 33,505
Genzyme Surgical Products net loss.......................................          -                  (10,745)
Tax benefit allocated from Genzyme Molecular Oncology....................      1,096                    1,934
Tax benefit allocated from Genzyme Surgical Products.....................      3,420                    3,825
Tax benefit allocated from Genzyme Tissue Repair.........................      1,812                    3,962
                                                                             -------                  -------
Net income allocated to Genzyme General Stock - basic ...................     51,637                   32,481
  Effect of dilutive securities (net of tax):
    5 1/4% convertible subordinated notes (1):
      Interest expense ..................................................      2,163                    2,046
      Amortization of debt discount and
           offering costs (2):...........................................        154                      146
    5% convertible subordinated debentures (3):
      Interest expense ..................................................        175                      165
      Amortization of debt offering costs (4) ...........................         30                       28
                                                                             -------                  -------
Net income allocated to Genzyme General Stock - diluted .................    $54,159                  $34,866
                                                                             =======                  =======
Shares used in computing net income per common share - basic ............     84,502                   81,958
  Effect of dilutive securities:
      Employee and director stock options ...............................      3,281                    3,642
      Warrants ..........................................................       --                         32
      5 1/4% convertible subordinated notes (1) .........................      6,313                    6,313
      5% convertible subordinated debentures (3) ........................        630                      646
                                                                             -------                  -------
Dilutive potential common shares (5) ....................................     10,224                   10,633
                                                                             -------                  -------
Shares used in computing net income per common share-diluted (5) ........     94,726                   92,591
                                                                             =======                  =======
Net income per share of Genzyme General Stock:
Basic ...................................................................    $  0.61                  $  0.40
                                                                             =======                  =======
Diluted (5) .............................................................    $  0.57                  $  0.38
                                                                             =======                  =======


----------




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

     (5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme General Stock:


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ---------------------------
                                                                                            2000             1999
                                                                                       ---------------------------
                                                                                            (AMOUNTS IN THOUSANDS)
         Shares of Genzyme General Stock issuable for options.......................            2,965         1,381
         Shares of Genzyme General Stock issuable for warrants......................                -            80
                                                                                       --------------  ------------
         Total shares with exercise prices greater than the average market price
             of Genzyme General Stock during the period.............................            2,965         1,461
                                                                                       ==============  ============

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


             For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of the Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock:



                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH  31,
                                                                                            ---------------------------
                                                                                               2000             1999
                                                                                            ---------------------------
                                                                                             (AMOUNTS IN THOUSANDS)
         Shares of Molecular Oncology Stock issuable for options(1).................              673         1,604
         Warrants to purchase Molecular Oncology Stock..............................               10            10
         Shares of Molecular Oncology Stock designated shares issuable upon conversion of the 5 1/4% convertible
            subordinated notes allocated to Genzyme General.........................              682           682
         Genzyme Molecular Oncology designated shares (2)...........................            1,006           728
                                                                                           ----------   -----------
         Total shares excluded from the calculation of diluted net
            loss per share of Molecular Oncology Stock..............................            2,371         3,024
                                                                                           ==========    ==========

------------------

         (1) Excludes the following securities that had an exercise price greater than the average market price of Molecular Oncology Stock during each respective period:


                                                                                               THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           -------------------------
                                                                                               2000             1999
                                                                                           -------------------------
                                                                                             (AMOUNTS IN THOUSANDS)
         Shares with exercise prices greater than the average market price of
              Molecular Oncology Stock during the period...........................                 2         1,476
                                                                                           ==========    ==========


         (2) Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board or directors may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology.


       SURGICAL PRODUCTS STOCK (Revised):

             We created Genzyme Surgical Products on June 28, 1999. Prior to this date, the operations of Genzyme Surgical Products were included in the operations allocated to Genzyme General and, therefore, in the net income allocated to Genzyme General Stock.



       If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1999, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows (in thousands):



                                                                    Three Months Ended
                                                                      March 31, 1999
                                                                    ------------------

         Net loss allocated to Surgical Products Stock.........           $(10,745)
                                                                          =========

         Weighted average shares outstanding-basic and diluted.              14,800



             We do not disclose net loss per share for Surgical Products
       Stock for the three months ended March 31, 1999 because Surgical Products Stock was not outstanding prior to June 28, 1999. For the three months ended March 31, 2000, basic and diluted net loss per Surgical Products Stock are the same. We did not include the securities described in the following table in the computation of Surgical Products Stock diluted net loss per share for the three months ended March 31, 2000 because these securities would have an anti-dilutive effect due to the net loss allocated to Surgical Products Stock:




                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                          --------------
                                                                                                 2000
                                                                                          --------------
                                                                                      (AMOUNTS IN THOUSANDS)
         Shares of Surgical Products Stock issuable for options (1).................              554
         Shares of Surgical Products designated shares issuable upon conversion of the 5 1/4 % convertible subordinated
                 notes allocated to Genzyme General.................................            1,130
         Genzyme Surgical Products designated shares(2).............................               35
                                                                                          -----------
         Total shares excluded from the diluted loss per
              Surgical Products Stock share calculation.............................            1,719
                                                                                          ===========

--------------------

         (1) Excludes the following securities that had an exercise price greater than the average market price of Surgical Products Stock during each respective period:


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                ----------------------
                                                                                                         2000
                                                                                                ----------------------
                                                                                                (AMOUNTS IN THOUSANDS)
         Shares with exercise prices greater than the average market price of  Surgical
           Products Stock during the period...............................................         10
                                                                                                ======================


         (2) Surgical Products Stock designated shares are authorized shares of Surgical Products Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Surgical Products.


       TISSUE REPAIR STOCK:

             For all periods presented, basic and diluted net loss per share of Tissue Repair Stock is the same. We did not include the securities described in the following table in the computation of Tissue Repair Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Tissue Repair Stock:




                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             2000          1999
                                                                                          -------------------------
                                                                                            (AMOUNTS IN THOUSANDS)
         Shares of Tissue Repair Stock issuable for options (1).....................            2,485         3,875
         Genzyme Tissue Repair designated shares (3)................................            2,977         2,310
         Shares of Tissue Repair Stock issuable upon conversion
             of the 5% convertible subordinated note (2)............................                -         6,458
                                                                                          -----------      --------
         Total shares excluded from the diluted net loss per Tissue Repair
             Stock share calculation................................................            5,462        12,643
                                                                                          ===========      ========

--------------------

         (1) Excludes the following securities that had an exercise price greater than the average market price of Tissue Repair Stock during each respective period:



                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------
                                                                                             2000          1999
                                                                                          -------------------------
                                                                                            (AMOUNTS IN THOUSANDS)
         Shares with exercise prices greater than the average market
            price of  Tissue Repair Stock during the period.........................            2,485         3,714
                                                                                          ===========      ========


         (2) The conversion of Genzyme Tissue Repair's 5% convertible subordinated note was completed in the fourth quarter of 1999.

         (3) Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Tissue Repair.

                               GENZYME CORPORATION
             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


9.   SEGMENT REPORTING

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

          Information concerning the operations in these reportable segments is as follows:


                                                                          Three Months Ended
                                                                               March 31,
                                                                         ----------------------
                                                                           2000         1999
                                                                         ---------    ---------
                                                                          (Amounts in thousands)
          Revenues:
            Genzyme General:
              Therapeutics                                               $ 133,802    $ 115,041
              Diagnostic Products                                           15,238       14,692
              Other                                                         21,422       20,457
              Eliminations/Adjustments (1)                                     164          576
                                                                         ---------    ---------
                Total Genzyme General                                      170,626      150,766

            Genzyme Molecular Oncology                                       2,555        1,613
            Genzyme Surgical Products                                       29,082       27,353
            Genzyme Tissue Repair                                            5,867        4,023
              Eliminations/Adjustments (2)                                      --          (11)
                                                                         ---------    ---------
          Total                                                          $ 208,130    $ 183,744
                                                                         =========    =========
          Net Income:
            Net income allocated to Genzyme General Stock:
              Therapeutics                                               $  29,263    $  33,871
              Diagnostic Products                                              715        1,129
              Other                                                           (171)      (2,038)
              Eliminations/Adjustments (3)                                  15,502          543
                                                                         ---------    ---------
                Net income for Genzyme General                              45,309       33,505
                Genzyme Surgical Products net loss (4)                           -      (10,745)
                Tax benefits allocated from other Genzyme divisions          6,328        9,721
                                                                         ---------    ---------
                Net income allocated to Genzyme General Stock               51,637       32,481

            Net loss allocated to Molecular Oncology Stock                  (5,057)      (7,060)
            Net loss allocated to Surgical Products Stock                  (10,043)           -
            Net loss allocated to Tissue Repair Stock                       (4,971)      (9,616)
            Eliminations/Adjustments (5)                                       252          252
                                                                         ---------    ---------
          Total                                                          $  31,818    $  16,057
                                                                         =========    =========


----------

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(2)  Represents the elimination of inter-divisional revenues.

(3) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The three months ended March 31, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics (See Note 6 above).

(4) Represents losses incurred by Genzyme Surgical Products for the three months ended March 31, 1999. The allocation of Genzyme's earnings has been revised to reflect an allocation of Genzyme's earnings to each common stock actually outstanding prior to June 1999 and to each series of common stock, including Surgical Products Stock, thereafter (See Note 8 above).

(5) Consists primarily of a difference in amortization due to $2.9 million of additional goodwill associated with the PharmaGenics, Inc. acquisition carried at the Genzyme Molecular Oncology level as compared to amounts carried at the consolidated level and other adjustments related to our corporate activities that we do not specifically allocate to a particular segment. The difference in the amortization results from the application of our policy to account for income taxes at the divisional level as if each division were a separate taxpayer.



There has been no material change in segment assets since December 31, 1999.

                               GENZYME CORPORATION
              NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS


10.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

         In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme Shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products
     Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock.
     We will account for the acquisition of Biomatrix as a purchase.



         Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock or a combination of cash and stock for each share of Biomatrix common stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.



         Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.



         For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 (File No. 333-34972) filed with the SEC on April 18, 2000, as amended.



11.   NEW ACCOUNTING PRONOUNCEMENTS

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



12.   SUBSEQUENT EVENTS


         In April 2000, Focal Inc. exercised its First Option under the stock purchase agreement between Genzyme and Focal. As required by the terms of this agreement we purchased $5.0 million of Focal common stock at a price of $8.14 per share. We have allocated these shares to Genzyme Surgical Products. We are committed, at Focal's option, to make future additional equity investments of up to $10.0 million subject to certain conditions.


          In April, 2000, we received net proceeds of approximately
     $5.1 million in connection with a settlement of a lawsuit. We will allocate the net proceeds of the settlement of this lawsuit to Genzyme General. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase[R] enzyme at a fill facility operated by a contractor to Genzyme General.


          In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the thirtieth trading day before the draw. Subsequent to the draw, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.

GENZYME GENERAL
A Division of Genzyme Corporation
COMBINED STATEMENTS OF OPERATIONS


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 -----------------------------------
                                                                                       2000               1999
                                                                                      ------             ------
                                                                                   (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
     Net product sales ...........................................................     $ 155,339      $ 136,349
     Net service sales ...........................................................        15,120         13,892
     Revenue from research and development contracts:
          Related parties ........................................................           131            480
          Other ..................................................................            36             45
                                                                                       ---------      ---------
            Total revenues .......................................................       170,626        150,766
Operating costs and expenses:
    Cost of products sold ........................................................        32,220         27,967
    Cost of services sold ........................................................         8,828          8,755
    Selling, general and administrative ..........................................        38,222         35,725
    Research and development (including research and development related
       to contracts) .............................................................        42,743         21,065
    Amortization of intangibles ..................................................         1,968          2,086
                                                                                       ---------      ---------
         Total operating costs and expenses ......................................       123,981         95,598
                                                                                       ---------      ---------

Operating income .................................................................        46,645         55,168
Other income (expenses):
    Equity in net loss of unconsolidated affiliates ..............................        (8,133)        (7,756)
    Gain on affiliate sale of stock ..............................................        20,270            606
    Gain on sale of investments in equity securities .............................          --            1,963
    Minority interest ............................................................           856            866
    Gain on sale of assets .......................................................            35           --
    Other ........................................................................           (56)          --
    Investment income ............................................................         8,087          7,923
    Interest expense .............................................................        (3,551)        (5,049)
                                                                                       ---------      ---------
         Total other income (expenses) ...........................................        17,508         (1,447)
                                                                                       ---------      ---------

Income before income taxes .......................................................        64,153         53,721
Provision for income taxes .......................................................       (18,844)       (20,216)
                                                                                       ---------      ---------
Division net income ..............................................................     $  45,309      $  33,505
                                                                                       =========      =========


        The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
A Division of Genzyme Corporation
COMBINED STATEMENTS OF OPERATIONS (CONTINUED)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             --------------------
                                                                                              2000         1999
                                                                                              ----         ----
                                                                                            (UNAUDITED, AMOUNTS IN
                                                                                                  THOUSANDS)
Comprehensive income, net of tax:
Division net income .................................................................     $  45,309      $  33,505
                                                                                          ---------      ---------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .......................................       (10,223)        (8,826)
                                                                                          ---------      ---------
     Unrealized gains (losses) on securities:
          Unrealized gains (losses) arising during the period .......................        78,759         (2,319)
          Reclassification adjustment for losses included in division net income ....          --           (1,214)
                                                                                          ---------      ---------
               Unrealized gains (losses) on securities, net .........................        78,759         (3,533)
                                                                                          ---------      ---------
     Other comprehensive income (loss)...............................................        68,536        (12,359)
                                                                                          ---------      ---------

Comprehensive income ................................................................     $ 113,845      $  21,146
                                                                                          =========      =========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
A Division of Genzyme Corporation
COMBINED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)


                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2000           1999
                                                                                             ----           ----
                                                                                            (UNAUDITED)
                                             ASSETS
Current assets:
    Cash and cash equivalents ......................................................     $   77,209     $   94,523
    Short-term investments .........................................................        187,651        214,240
    Accounts receivable, net .......................................................        138,084        141,949
    Inventories ....................................................................         79,475         84,384
    Prepaid expenses and other current assets ......................................         23,359         17,632
    Due from Genzyme Molecular Oncology ............................................          2,459          3,793
    Due from Genzyme Surgical Products .............................................          5,017          6,406
    Due from Genzyme Tissue Repair .................................................          1,243            683
    Deferred tax assets-current ....................................................         40,780         41,195
                                                                                         ----------     ----------
       Total current assets ........................................................        555,277        604,805

Property, plant and equipment, net .................................................        365,921        362,548
Long-term investments ..............................................................        295,770        205,142
Intangibles, net ...................................................................         73,160         75,370
Deferred tax assets-noncurrent .....................................................         16,032         19,844
Investments in equity securities ...................................................        174,431         94,719
Other noncurrent assets ............................................................         50,384         37,155
                                                                                         ----------     ----------

       Total assets ................................................................     $1,530,975     $1,399,583
                                                                                         ==========     ==========

                         LIABILITIES AND DIVISION EQUITY
Current liabilities:
    Accounts payable ...............................................................     $   16,035     $   23,229
    Accrued expenses ...............................................................         66,264         62,514
    Income taxes payable ...........................................................         35,567         27,946
    Deferred revenue ...............................................................          4,132          3,475
    Current portion of long-term debt and capital lease obligations ................            539             80
                                                                                         ----------     ----------
       Total current liabilities ...................................................        122,537        117,244

Noncurrent liabilities:
     Capital lease obligations .....................................................            103           --
     Convertible notes and debentures ..............................................        272,885        272,622
     Other noncurrent liabilities ..................................................          2,110          2,103
                                                                                         ----------     ----------
       Total liabilities ...........................................................        397,635        391,969
Division equity ....................................................................      1,133,340      1,007,614
                                                                                         ----------     ----------

       Total liabilities and division equity .......................................     $1,530,975     $1,399,583
                                                                                         ==========     ==========


         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL
A Division of Genzyme Corporation
COMBINED STATEMENTS OF CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ----------------------------------
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                    (UNAUDITED, AMOUNTS IN THOUSANDS)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income ..........................................................     $  45,309      $  33,505
  Reconciliation of division net income to net cash provided by operating activities:
         Depreciation and amortization .........................................        11,896         12,156
         Equity in net loss of unconsolidated affiliates .......................         8,133          7,756
         Accrued interest/amortization of marketable securities ................        (2,040)        (2,499)
         Provision for bad debts ...............................................         2,192          2,408
         Gain on affiliate sale of stock .......................................       (20,270)          (606)
         Minority interest in net loss of subsidiary ...........................          (856)          (866)
         Gain on sale of investments in equity securities ......................          --           (1,963)
         Deferred income tax expense ...........................................         3,901           --
         Other .................................................................           317           (422)
            Increase (decrease) in cash from working capital:
              Accounts receivable ..............................................          (781)        (6,916)
              Inventories ......................................................         2,909          2,384
              Prepaid expenses and other assets ................................         1,776         (2,315)
              Due from Genzyme Molecular Oncology ..............................         1,334            247
              Due from Genzyme Surgical Products ...............................         1,389           --
              Due from Genzyme Tissue Repair ...................................          (560)        (3,446)
              Accounts payable, accrued expenses, income
                 taxes payable and deferred revenue ............................         9,534         15,708
                                                                                      --------       --------
              Net cash provided by operating activities ........................        64,183         55,131

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments .................................................      (160,452)      (196,387)
      Sales and maturities of investments ......................................        97,246        105,106
      Proceeds from sale of investments in equity securities ...................          --           11,090
      Purchase of property, plant and equipment ................................       (14,548)        (9,628)
      Investments in unconsolidated affiliates .................................        (6,032)        (9,592)
      Other ....................................................................         2,215          3,702
                                                                                      --------       --------
              Net cash used in investing activities ............................       (81,571)       (95,709)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Allocated proceeds from issuance of Genzyme General Stock ..................        12,713         19,900
    Payments of debt ...........................................................            (6)          (350)
    Net cash allocated to Genzyme Surgical Products ............................          (906)       (12,421)
    Net cash allocated to Genzyme Tissue Repair ................................        (4,949)        (5,000)
    Other ......................................................................        (5,302)         1,548
                                                                                      --------       --------
            Net cash provided by financing activities ..........................         1,550          3,677


Effect of exchange rate changes on cash ........................................        (1,476)        (2,642)
                                                                                      --------       --------
Decrease in cash and cash equivalents ..........................................       (17,314)       (39,543)
Cash and cash equivalents at beginning of period ...............................        94,523        100,012
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................     $  77,209      $  60,469
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

                                   GENZYME GENERAL
                         A Division of Genzyme Corporation
                   NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION


          The combined financial statements of Genzyme General for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy below. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform with our 2000 presentation.


          These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme General included in our 1999
     Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.


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

                                GENZYME GENERAL
                      A Division of Genzyme Corporation
             Notes to Unaudited, Combined Financial Statements





2.    INVENTORIES (amounts in thousands):



                                       MARCH 31, 2000    DECEMBER 31, 1999
                                       --------------    -----------------
                                       (Unaudited)

Raw materials .......................     $22,674            $24,057
Work-in-process .....................      39,253             40,592
Finished products ...................      17,548             19,735
                                          -------            -------
  Total .............................     $79,475            $84,384
                                          =======            =======



3.   INTERDIVISIONAL FINANCING ARRANGEMENTS



          In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of the Tissue Repair Stock for the 20 trading days beginning on the thirtieth trading day before the draw. As of March 31, 2000 $15.0 million remained available to Genzyme Tissue Repair under this arrangement.

                                 GENZYME GENERAL
                        A Division of Genzyme Corporation
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


4.   LICENSING AGREEMENT



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


5.   GAIN ON AFFILIATE SALE OF STOCK


          In February 2000, Genzyme Transgenics Corporation, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of a valuation allowance on a deferred tax asset. As a result of the issuance of the additional shares by Genzyme Transgenies, our ownership interest in Genzyme Transgenies decreased from 33% to 28%.

                                 GENZYME GENERAL
                          A Division of Genzyme Corporation
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


6.   TAX PROVISION



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

In the three months ended March 31, 2000, we reversed a $3.4 million valuation allowance, which reduced our tax rate by 5.3%.



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

          Information concerning the operations in these reportable segments is as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                2000          1999
                                                                               (Amounts in thousands)
       REVENUES:
           Therapeutics ...................................................    $133,802        $115,041
           Diagnostic Products ............................................      15,238          14,692
           Other ..........................................................      21,422          20,457
           Eliminations/Adjustments (1)....................................         164             576
                                                                               --------        --------
              Total .......................................................    $170,626        $150,766
                                                                               ========        ========

                                 GENZYME GENERAL
                           A Division of Genzyme Corporation
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

7.   SEGMENT REPORTING (CONTINUED):



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                              2000           1999
                                                                              ----           ----
                                                                             (Amounts in thousands)

          Division net income:

              Therapeutics                                                             $ 29,263     $33,871

              Diagnostic Products                                                           715       1,129

              Other                                                                        (171)     (2,038)

              Eliminations/Adjustments(1)                                                15,502         543
                                                                                       --------    --------
                Total                                                                  $ 45,309    $ 33,505
                                                                                       ========    ========



-----------

     (1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. Division net income for the three months ended March 31, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics
          (See Note 6.).


          There has been no material change in segment assets since December 31, 1999.


8.   NEW ACCOUNTING PRONOUNCEMENTS


          We have included information regarding the impact that recently issued accounting standards will have on our financial statements in
     Note 11., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.


9.   SUBSEQUENT EVENT


          In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares of Molecular Oncology Stock was determined using the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the thirtieth trading day before the draw. Subsequent to the draw, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.


          In April, 2000, we received net proceeds of approximately
     $5.1 million in connection with a settlement of a lawsuit. We will allocate the net proceeds of the settlement of this lawsuit to Genzyme General. The lawsuit, initiated in 1993, pertained to an accidental spill of Ceredase[R] enzyme at a fill facility operated by a contractor to Genzyme General.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation
COMBINED STATEMENTS OF OPERATIONS


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     ------------------
                                                                                       2000       1999
                                                                                       ----       ----
                                                                             (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
     Royalty and licensing revenue .................................             2,555                 404
     Revenue from research and development contracts -
      related party ................................................              --                   298
     Service revenue................................................          $   --              $    900
     Service revenue - related party ...............................              --                    11
                                                                              --------            --------
         Total revenues ............................................             2,555               1,613

Operating costs and expenses:
     Cost of research and development, royalty and licensing
      revenue ......................................................                56                 294
     Cost of service revenues ......................................              --                   346
     Selling, general and administrative ...........................             1,190               1,619
     Research and development ......................................             4,058               3,905
     Amortization of intangibles ...................................             2,956               2,956
                                                                              --------            --------
         Total operating costs and expenses: .......................             8,260               9,120
                                                                              --------            --------

Operating loss .....................................................            (5,705)             (7,507)

Other income (expenses):
     Equity in net loss of joint venture ...........................              --                  (375)
     Invesment income ..............................................                73                 163
     Interest expense ..............................................               (87)                 (3)
                                                                              --------            --------
         Total other income (expenses) .............................               (14)               (215)
                                                                              --------            --------

Loss before income taxes ...........................................            (5,719)             (7,722)
Tax benefit ........................................................               662                 662
                                                                              --------            --------


Division net loss ..................................................          $ (5,057)           $ (7,060)
                                                                              ========            ========

Comprehensive loss, net of tax:
     Division net loss .............................................          $ (5,057)           $ (7,060)
         Other comprehensive loss, net of tax:
             Unrealized gains (losses) on securities arising during
               the period ..........................................              --                  --
                                                                              --------            --------
             Comprehensive loss ....................................          $ (5,057)           $ (7,060)
                                                                              ========            ========



         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation
COMBINED BALANCE SHEETS
(Amounts in thousands)


                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2000              1999
                                                                                          ---------        ------------
                                                                                        (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents.......................................................      $  1,542         $    3,587
   Prepaid expenses and other current assets.......................................           453                218
                                                                                       ----------       ------------
     Total current assets.........................................................          1,995              3,805

Equipment, net.....................................................................           744                467

Intangibles, net...................................................................         2,464              5,420
                                                                                        ---------        -----------
     Total assets..................................................................      $  5,203         $    9,692
                                                                                         ========         ==========


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accrued expenses................................................................      $  1,082        $       676
   Due to Genzyme General..........................................................         2,459              3,793
   Deferred revenue................................................................           840                225
   Current portion of long-term debt and capital lease obligation..................         5,105              5,000
                                                                                        ---------         ----------
     Total current liabilities.....................................................         9,486              9,694

Noncurrent liabilities:
   Deferred tax liability..........................................................           552              1,213
   Other noncurrent liabilities....................................................           210                  -
                                                                                      -----------     --------------
     Total liabilities.............................................................        10,248             10,907


Division equity....................................................................       (5,045)            (1,215)
                                                                                        --------          ---------
     Total liabilities and division equity.........................................     $   5,203         $    9,692
                                                                                        =========         ==========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation
COMBINED STATEMENTS OF CASH FLOWS



                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                    ------------------
                                                                                                 2000               1999
                                                                                                 ----               ----
                                                                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Division net loss ................................................................          $ (5,057)          $ (7,060)
   Reconciliation of division net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization ..................................................             2,995              3,028
     Deferred tax benefit ...........................................................              (662)              (662)
     Equity in net loss of joint venture ............................................              --                  375
     Accrued interest/amortization of marketable securities .........................              --                   10
     Other ..........................................................................              --                   10
     Increase (decrease) in cash from working capital changes:
       Accounts receivable ..........................................................              --                5,500
       Prepaid expenses and other current assets ....................................              (235)               (19)
       Accrued expenses, deferred revenue and other .................................             1,021               (277)
       Due to Genzyme General .......................................................            (1,334)              (247)
                                                                                               --------           --------
         Net cash provided by (used in) operating activities ........................            (3,272)               658

CASH FLOWS FROM INVESTING ACTIVITY:
   Maturities of investments ........................................................              --                1,022
                                                                                               --------           --------
         Net cash provided by investing activity ....................................              --                1,022

CASH FLOWS FROM FINANCING ACTIVITIES:
   Allocated proceeds from issuance of Molecular Oncology Stock .....................             1,228               --
   Other ............................................................................                (1)                (2)
                                                                                               --------           --------
         Net cash provided by (used in) financing activities ........................             1,227                 (2)
                                                                                               --------           --------


Increase (decrease) in cash and cash equivalents ....................................            (2,045)             1,678
Cash and cash equivalents at beginning of period ....................................             3,587             10,868
                                                                                               --------           --------
Cash and cash equivalents at end of period ..........................................          $  1,542           $ 12,546
                                                                                               ========           ========
Supplemental Non-cash Investing Activity:
 Equipment acquired under capital lease obligations..................................          $    315           $  --
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

                           GENZYME MOLECULAR ONCOLOGY
                        A Division of Genzyme Corporation
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION



         The combined financial statements of Genzyme Molecular Oncology for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy below. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform with our 2000 presentation.



         These financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 1999 Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

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



          In April 2000, in light of recent market volatility and current market conditions, we terminated the offering of shares of Molecular Oncology Stock contemplated by the prospectus.



3.   NEW ACCOUNTING PRONOUNCEMENTS



          We have included information regarding the impact that recently issued accounting standards will have on our financial statements in
     Note 11., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.



4.   SUBSEQUENT EVENT



          In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the thirtieth trading day before the draw. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes. Subsequent to the draw, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.

GENZYME SURGICAL PRODUCTS
A Division of Genzyme Corporation
COMBINED STATEMENTS OF OPERATIONS



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                          2000                1999
                                                                          ----                ----
                                                                       (UNAUDITED, AMOUNTS IN THOUSANDS)

Total revenues ................................................          $ 29,082           $ 27,353

Operating costs and expenses:
     Cost of products sold ....................................            16,039             15,844
     Selling, general and administrative ......................            16,400             15,287
     Research and development .................................             6,971              5,602
     Amortization of intangibles ..............................             1,426              1,417
                                                                         --------           --------
         Total operating costs and expenses ...................            40,836             38,150
                                                                         --------           --------

Operating loss ................................................           (11,754)           (10,797)

Other income (expenses)
     Loss on sale of assets ...................................                (4)              --
     Other ....................................................                32                 46
     Investment income ........................................             1,682                  7
     Interest expense .........................................                 1                 (1)
                                                                         --------           --------
         Total other income (expenses) ........................             1,711                 52
                                                                         --------           --------

Division net loss .............................................          $(10,043)          $(10,745)
                                                                         ========           ========

Comprehensive loss, net of tax:
   Division net loss ..........................................          $(10,043)          $(10,745)
      Other comprehensive income (loss), net of tax:
         Unrealized gains on securities arising during the
         period ...............................................            1,439               --
                                                                         --------           --------
       Comprehensive loss .....................................          $ (8,604)          $(10,745)
                                                                         ========           ========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME SURGICAL PRODUCTS
A Division of Genzyme Corporation
COMBINED BALANCE SHEETS

(Amounts in thousands)


                                                                                          MARCH 31,        DECEMBER 31,
                                                                                           2000                1999
                                                                                          ---------        ------------
                                                                                         (UNAUDITED)
                                            ASSETS

Current assets:
   Cash and cash equivalents.......................................................    $   24,999         $   22,673
   Short-term investments..........................................................        64,615             41,606
   Accounts receivable, net........................................................        19,796             19,886
   Inventories.....................................................................        36,138             30,491
   Prepaid expenses and other current assets.......................................         1,368                815
                                                                                    -------------    ---------------
     Total current assets.........................................................        146,916            115,471

Property, plant and equipment, net.................................................        17,835             17,621
Long-term investments..............................................................        26,388             61,846
Intangibles, net...................................................................       171,396            172,833
Investment in equity securities....................................................         6,483              3,140
Other..............................................................................         1,326                 13
                                                                                     ------------      -------------

     Total assets..................................................................     $ 370,344          $ 370,924
                                                                                     ============      =============


                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable................................................................    $    4,949        $     3,562
   Accrued expenses................................................................         9,220              7,038
   Due to Genzyme General..........................................................         5,017              6,406
                                                                                     ------------        -----------
     Total current liabilities.....................................................        19,186             17,006
Division equity....................................................................       351,158            353,918
                                                                                     ------------      -------------

     Total liabilities and division equity.........................................     $ 370,344          $ 370,924
                                                                                     ============      =============



         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME SURGICAL PRODUCTS
A Division of Genzyme Corporation
COMBINED STATEMENTS OF CASH FLOWS



                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                      -------------   ----------
                                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Division net loss ..................................................    $(10,043)    $(10,745)
   Reconciliation of division net loss to net cash used in operating activities:
     Depreciation and amortization ....................................       2,224        2,008
     Equity in loss of unconsolidated affiliate .......................        --           --
     Accrued interest/amortization of marketable securities ...........         610         --
     Provision for bad debt ...........................................          75         --
     Other ............................................................           4          (36)
     Increase (decrease) in cash from working capital changes:
       Accounts receivable ............................................          15         (681)
       Inventories ....................................................      (5,647)      (2,893)
       Prepaid expenses and other current assets ......................        (553)         585
       Accounts payable and accrued expenses ..........................       3,360        1,691
       Due to Genzyme General .........................................      (1,389)        --
                                                                            -------      -------
         Net cash used in operating activities ........................     (11,344)     (10,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ...........................................     (35,450)        --
   Sales and maturities of investments ................................      47,315         --
   Purchase of property, plant and equipment ..........................        (939)        (660)
   Other ..............................................................      (1,378)        (491)
                                                                            -------      -------
         Net cash provided by (used in) investing activities ..........       9,548       (1,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash allocated from Genzyme General ............................         906       12,421
   Allocated proceeds from issuance of Surgical Products Stock ........         362         --
   Other ..............................................................       2,854         --
                                                                            -------      -------
         Net cash provided by financing activities ....................       2,854       12,421
                                                                            -------      -------

Increase in cash and cash equivalents .................................       2,326        1,199
Cash and cash equivalents at beginning of period ......................      22,673         --
                                                                            -------      -------
Cash and cash equivalents at end of period ............................    $ 24,999     $  1,199
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



         The combined financial statements of Genzyme Surgical Products for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Surgical Products. We also allocate a portion of our corporate operations to Genzyme Surgical Products using methods described in our allocation policy below. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme Surgical Products following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or ommitted. We have reclassified certain 1999 data to conform with our 2000 presentation.



         These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Surgical Products' financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Surgical Products included in our 1999 Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

                            GENZYME SURGICAL PRODUCTS
                        A DIVISION OF GENZYME CORPORATION
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS




2.   INVENTORIES (amounts in thousands)



                                                            March 31, 2000         December 31, 1999
                                                            --------------         -----------------
                                                             (Unaudited)
     Raw materials...................................       $  15,091                  $ 15,473
     Work-in-process.................................           1,797                     2,029
     Finished products...............................          19,250                    12,989
                                                             ----------                 ---------
         Total.......................................       $  36,138                  $ 30,491
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



3.   SEGMENT INFORMATION (CONTINUED):



          Information concerning the operations in these reportable segments is as follows:



                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                              2000          1999
                                                           ---------     ---------
                                                            (Amounts in thousands)
     REVENUES:
       Cardiovascular Surgery............................   $ 19,650      $ 19,388
       General Surgery...................................      6,989         5,897
       Other.............................................      2,443         2,068
                                                           ---------     ---------
         Total...........................................   $ 29,082      $ 27,353
                                                            ========      ========

     GROSS PROFIT:
       Cardiovascular Surgery............................   $  8,387      $  8,570
       General Surgery...................................      3,562         1,878
       Other.............................................      1,094         1,061
                                                            --------      --------
         Total...........................................   $ 13,043      $ 11,509
                                                            ========      ========


          The Other category includes amounts attributable to our products for plastic surgery.


          There has been no material change in segment assets since December 31, 1999.


4.   ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY



          In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.



          Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock or a combination of cash and stock for each share of Biomatrix common stock they hold. The merger agreement provides, that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.



          Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.



          For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 (File No. 333-34972) filed with SEC on April 18, 2000, as amended.

                            GENZYME SURGICAL PRODUCTS
                        A Division of Genzyme Corporation
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


5.  NEW ACCOUNTING PRONOUNCEMENTS



          We have included information regarding the impact that recently issued accounting standards will have on our financial statements in
     Note 13., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.



6.   SUBSEQUENT EVENT



          We have included information regarding Focal Inc.'s exercise of the First Option under the stock purchase agreement between Genzyme and Focal in April 2000 in Note 12., "Subsequent Events," to our unaudited, consolidated financial statements. We incorporate that information into this note by reference.

GENZYME TISSUE REPAIR
A Division of Genzyme Corporation
COMBINED STATEMENTS OF OPERATIONS



                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ------------------
                                                                   2000        1999
                                                                   ----        ----
                                                            (UNAUDITED, AMOUNTS IN THOUSANDS)
Total revenues ..............................................    $  5,867     $  4,023

Operating costs and expenses:
    Cost of services sold ...................................       3,023        2,998
    Selling, general and administrative .....................       5,739        6,314
    Research and development ................................       1,871        1,968
                                                                 --------     --------
      Total operating costs and expenses: ...................      10,633       11,280
                                                                 --------     --------

Operating loss ..............................................      (4,766)      (7,257)

Other income (expenses):
    Equity in net loss of joint venture .....................        --         (2,007)
    Other ...................................................          (5)        --
    Interest income .........................................         102           93
    Interest expense ........................................        (302)        (445)
                                                                 --------     --------
      Total other income (expenses) .........................        (205)      (2,359)
                                                                 --------     --------


Division net loss ...........................................    $ (4,971)    $ (9,616)
                                                                 ========     ========
Comprehensive loss, net of tax:
Division net loss ...........................................    $ (4,971)    $ (9,616)
   Other comprehensive income (loss), net of tax:
       Unrealized gains (losses) on securities arising during
      the period ............................................        --           --
                                                                 --------     --------
     Comprehensive loss .....................................    $ (4,971)    $ (9,616)
                                                                 ========     ========




         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
A Division of Genzyme Corporation
COMBINED BALANCE SHEETS
(Amounts in thousands)




                                                         MARCH 31,     DECEMBER 31,
                                                           2000           1999
                                                         ---------     ------------
                                                         (UNAUDITED)

                                            ASSETS

Current assets:
   Cash and cash equivalents ........................    $  8,444     $  9,373
   Accounts receivable, net .........................       5,356        4,968
   Inventories ......................................       2,378        2,394
   Other current assets .............................         383          253
                                                         --------     --------
     Total current assets ...........................      16,561       16,988

Plant and equipment, net ............................       2,343        2,545
Other ...............................................         104          115
                                                         --------     --------
     Total assets ...................................    $ 19,008     $ 19,648
                                                         ========     ========



                      LIABILITIES AND DIVISION EQUITY

Current liabilities:
   Accounts payable .................................    $    371     $  1,062
   Accrued expenses .................................       1,621        3,131
   Due to Genzyme General ...........................       1,243          683
                                                         --------     --------
     Total current liabilities ......................       3,235        4,876

Noncurrent liabilities:
   Long-term debt ...................................      18,000       18,000
   Other ............................................         190          227
                                                         --------     --------
     Total liabilities ..............................      21,425       23,103


Division equity .....................................      (2,417)      (3,455)
                                                         --------     --------
     Total liabilities and division equity ..........    $ 19,008     $ 19,648
                                                         ========     ========



         The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME TISSUE REPAIR
A Division of Genzyme Corporation
COMBINED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             ------------------
                                                                              2000        1999
                                                                              ----        ----
                                                                            (UNAUDITED, AMOUNTS
                                                                                IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Division net loss ..................................................    $(4,971)    $(9,616)
   Reconciliation of division net loss to net cash used in operating activities:
     Depreciation and amortization ....................................        335         328
     Provision for bad debt ...........................................         32          52
     Technology license fee ...........................................        250        --
     Equity in net loss of joint venture ..............................       --         2,007
     Amortization of deferred rent ....................................        (37)        (37)
     Increase (decrease) in cash from working capital changes:
       Accounts receivable ............................................       (388)        700
       Inventories ....................................................        (16)        (12)
       Other current assets ...........................................       (130)        (81)
       Accounts payable and accrued expenses ..........................     (2,773)       (816)
       Due to Genzyme General .........................................        560       3,446
                                                                           -------     -------
         Net cash used in operating activities ........................     (7,138)     (4,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in joint venture ........................................       --        (2,084)
   Purchase of property, plant and equipment ..........................       (133)       (345)
   Other ..............................................................         11          34
                                                                           -------     -------
         Net cash used in investing activities ........................       (122)     (2,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Allocated proceeds from issuance of Tissue Repair Stock, net .......        411         116
   Payments of debt and capital lease obligations .....................       --           (47)
   Cash allocated from Genzyme General ................................      4,949       5,000
   Other ..............................................................        971        --
                                                                           -------     -------
         Net cash provided by financing activities ....................      6,331       5,069
                                                                           -------     -------


Decrease in cash and cash equivalents .................................       (929)     (1,355)
Cash and cash equivalents at beginning of period ......................      9,373       7,732
                                                                           -------     -------
Cash and cash equivalents at end of period ............................    $ 8,444     $ 6,377
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


         These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Tissue Repair's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Tissue Repair included in our 1999 Form 10-K, as amended. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim statements may not be the same as those for future periods.

                              GENZYME TISSUE REPAIR
                        A DIVISION OF GENZYME CORPORATION
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS






2.   INVENTORIES (amounts in thousands):




                                               MARCH 31, 2000    DECEMBER 31, 1999
                                               --------------    -----------------
                                                (Unaudited)
     Raw materials .......................         $  432             $  428
     Work-in-process .....................          1,916              1,938
     Finished products ...................             30                 28
                                                   ------             ------
          Total ...........................        $2,378             $2,394
                                                   ======             ======




3.   DIACRIN JOINT VENTURE



          In May 1999, we re-allocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. In connection with the re-allocation, it was agreed that Genzyme Tissue Repair would be required to pay Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5% if the joint venture does not initiate a Phase III clinical trial of NeuroCell-TM--PD by June 30, 2000. Any required refund may be paid in cash, Genzyme Tissue Repair designated shares, or a combination of both, at Genzyme Tissue Repair's option.

                              GENZYME TISSUE REPAIR
                        A Division of Genzyme Corporation
                NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS


4.   INTERDIVISIONAL FINANCING ARRANGEMENT



         In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of the Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. The funds will be used for Genzyme Tissue Repair's operating needs. As of March 31, 2000 $15.0 million remained available to Genzyme Tissue Repair under this arrangement.



5.   ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY



         In March 2000, we entered into an agreement to acquire
     Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme Shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.



         Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock or a combination of cash and stock for each share of Biomatrix common stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.



         Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products
     Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.



         For more information about the merger and the merger consideration, we encourage you to carefully read our Registration Statement on Form S-4 (File No. 333-34972) filed with the SEC on April 18, 2000, as amended.




6.  NEW ACCOUNTING PRONOUNCEMENTS


         We have included information regarding the impact that recently issued accounting standards will have on our financial statements in
     Note 11, "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

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


     We prepare the financial statements of Genzyme in accordance with generally accepted accounting principles. We present financial information and accounting policies specific to Genzyme in Exhibit 99.1 to our 1999 Form 10-K.

     We have four series of common stock - Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock - which we refer to as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing dividends and distributions. Under these provisions, our charter:

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

     While each tracking stock is designed to reflect a division's performance, it is common stock of Genzyme Corporation and not of a division; each division is not a company or legal entity, and therefore does not and cannot issue stock. Consequently, holders of a series of tracking stock have no specific rights to assets allocated to the corresponding division. Genzyme Corporation continues to hold title to all of the assets allocated to each division and is responsible for all of its liabilities, regardless of what we deem for financial statements presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stockholders in the combined assets of Genzyme.



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



     In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the acquisition, we will form a new operating division, and the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to that new division. For more information you should read the section entitled "Liquidity and Capital Resources" below.

A.   RESULTS OF OPERATIONS

                                                GENZYME CORPORATION

     The components of our consolidated statements of operations are described in the following table:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,                    INCREASE/
                                                            --------------------               (DECREASE)
                                                            2000             1999               % CHANGE
                                                            ----             ----               --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Total revenues .................................        $ 208,130         $ 183,744                 13%
Cost of products and services sold .............           60,110            55,906                  8%
Selling, general and administrative ............           61,551            58,945                  4%
Research and development (including research
     and development related to contracts) .....           55,699            32,834                 70%
Amortization of intangibles ....................            6,098             6,207                 (2)%
                                                         --------          --------
Total operating costs and expenses .............          183,458           153,892                 19%
                                                         --------          --------
Operating income ...............................           24,672            29,852                (17)%
Other income (expenses), net ...................           19,000            (3,962)               580%
                                                         --------          --------
Income before income taxes .....................           43,672            25,890                 69%
Provision for income taxes .....................          (11,854)           (9,833)                21%
                                                         --------          --------
Net income .....................................        $  31,818         $  16,057                 98%
                                                         ========         =========


REVENUES

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,                    INCREASE/
                                                            --------------------               (DECREASE)
                                                            2000             1999               % CHANGE
                                                            ----             ----               --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Product revenue...............................          $184,421          $ 163,702                 13%
Service revenue................................           20,966             18,730                 12%
                                                         --------          --------
     Total product and service revenue.........          205,387            182,432                 13%

Research and development revenue..............             2,743              1,312                109%
                                                         --------          --------
          Total revenues......................          $208,130          $ 183,744                13%
                                                         ========         =========


PRODUCT REVENUE:


                                                      THREE MONTHS ENDED
                                                            MARCH 31,            INCREASE
                                                      ------------------        (DECREASE)
                                                         2000       1999         % CHANGE
                                                        ----       ----      --------------
                                                    (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT
                                                                PERCENTAGE DATA)
     Genzyme General:
       Therapeutics:
         Cerezyme-Registered Trademark-/Ceredase
         -Registered Trademark- enzyme.............    $128,605   $113,754            13%
         Renagel-Registered Trademark-Capsules.....       1,836         --           100%
         Thyrogen-Registered Trademark-............       3,361      1,287           161%
         Other therapeutic products................          16         54           (70%)
                                                      ---------   --------
           Total Therapeutics......................     133,818    115,095            16%
       Diagnostic Products.........................      15,238     14,691             4%
       Other.......................................       6,283      6,563            (4%)
                                                      ---------   --------
         Total product revenue - Genzyme General...     155,339    136,349            14%
     Genzyme Surgical Products:
       Cardiovascular Surgery......................      19,650     19,388             1%
       General Surgery.............................       6,989      5,897            19%
       Other.......................................       2,443      2,068            18%
                                                      ---------   --------
         Total product revenue - Genzyme Surgical
             Products.............................       29,082     27,353             6%
                                                      ---------   --------
     Total product revenue........................     $184,421   $163,702            13%
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

     The following table provides information regarding the growth in sales of our Gaucher disease therapies as a percentage of total product revenue for the periods presented:



                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            --------------------
                                                            2000             1999
                                                            ----             ----
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

% of total product revenue....................               70%                69%






SERVICE REVENUE:


                                                    THREE MONTHS ENDED
                                                          MARCH 31,             INCREASE/
                                                    -------------------        (DECREASE)
                                                       2000       1999          % CHANGE
                                                       ----       ----          --------
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT
                                                             PERCENTAGE DATA)
     Genzyme General:
       Genetic testing.............................  $15,120    $13,892             9%
                                                     -------    -------

     Genzyme Molecular Oncology:
       Genomics and gene expression................       --        900          (100%)
                                                     -------    -------

     Genzyme Tissue Repair:
       Carticel-Registered Trademark-Chondrocytes..    4,532      2,942            54%
       Epicel-TM-Skin Grafts.......................    1,314        996            32%
                                                     -------    -------
         Total service revenue - Genzyme Tissue
           Repair..................................    5,846      3,938            48%
                                                     -------    -------
     Total service revenue.........................  $20,966    $18,730            12%
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


Our service revenue increased during the three months ended March 31, 2000 as compared to the same period in 1999 as a result of increased sales of Carticel-Registered Trademark- chondrocytes for the treatment of cartilage damage and Epicel-TM- skin grafts for the treatment of severe burns, as well as increased revenue from genetic testing. The increase in genetic testing service revenue during the period is a result of growth in sales of our DNA and cancer testing services. These increases were partially offset by a decrease in genomics service revenue as a result of lower sales volume.


RESEARCH AND DEVELOPMENT REVENUE:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,             INCREASE/
                                                        ------------------        (DECREASE)
                                                        2000    1999              % CHANGE
                                                        ----    ----               --------
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
         Genzyme General.........................   $    167   $    525              (68%)
         Genzyme Molecular Oncology..............      2,555        702              264%
         Genzyme Tissue Repair...................         21         85              (75%)
                                                    --------   --------
           Total research and development revenue   $  2,743   $  1,312              109%
                                                    ========   ========


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

INTERNATIONAL PRODUCT AND SERVICE SALES:



         A substantial portion of our revenue was generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme-Registered Trademark- enzyme.



                                                             THREE MONTHS ENDED
                                                                   MARCH 31,              INCREASE/
                                                            --------------------          (DECREASE)
                                                            2000             1999         % CHANGE
                                                            ----             ----         --------
                                                    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total international product and
     service revenue..........................           $86,777        $72,336               20%
% of total product and service revenue........               42%            40%



MARGINS

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,               INCREASE/
                                                            --------------------          (DECREASE)
                                                            2000             1999          % CHANGE
                                                            ----             ----          --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Product margin................................          $136,162         $ 119,884         14%
% of product revenue..........................               74%               73%

Service margin................................             9,115             6,642         39%
% of service revenue..........................               43%               35%

Total gross margin............................          $145,277         $ 126,526         15%
% of total product and service revenue........               71%               69%



     We provide a broad range of healthcare products and services. As a result, our gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark-enzyme, result in higher margins than sales of surgical or diagnostic products.


     Our service margin increased during the period. This increase is attributable to:

     -    an increase in sales of DNA and cancer testing services;

     - increased sales of Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts; and

     - a reduction in labor, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts.

     These increases were partially offset, however, by reduced margins from our genomics services business due to lower sales volume.


OPERATING EXPENSES

     The increase in selling, general and administrative expenses for the three months ended March 31, 2000 is related to:

     - increased staffing to support the growth in several of Genzyme General's product lines;

     - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen-Registered Trademark- hormone; and

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

     The increase in research and development expense for the three months ended March 31, 2000 as compared to the same period of 1999 is primarily a result of:

     - a charge of $19.5 million for the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize an enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line;

     - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

     - increased costs in connection with the operations of ATIII LLC, a joint venture whose results we consolidate;

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






MINORITY INTEREST


     Due to our combined direct and indirect ownership interest in ATIII LLC, we consolidate the results of ATIII LLC and record Genzyme Transgenic's portion of the losses of that joint venture as minority interest. Minority interest for the three months ended March 31, 2000 declined slightly in comparison to the same period of 1999 due to a marginal decrease in the net losses incurred by ATIII LLC during the three months ended March 31, 2000.


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


TAX PROVISION:



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


     In the three months ended March 31, 2000, we reversed a $3.4 million valuation allowance which reduced our tax rate by 7.8%.



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



                                                Three Months Ended
                                                      March 31,
                                             -----------------------
                                                 2000         1999
                                                 ----         ----
Earnings allocated to:
   Genzyme General Stock................      $51,637      $32,481
   Molecular Oncology Stock.............      (5,057)      (7,060)
   Surgical Products Stock..............     (10,043)            -
   Tissue Repair Stock..................      (4,971)      (9,616)



In connection with the creation of Genzyme Surgical Products as a separate division and the distribution of Surgical Products Stock on June 28, 1999, we modified the way that we allocate net income and net losses to our series of common stock.



Through June 27, 1999, the operations of Genzyme Surgical Products were included in Genzyme General, and the net losses of Genzyme Surgical Products were allocated to Genzyme General Stock. Since June 28, 1999, the net losses of Genzyme Surgical Products were no longer included in the determination of net income allocated to Genzyme General Stock. This change in the methodology of allocating net income or net losses has resulted in an increase in the net income allocated to Genzyme General Stock that is not due to operational changes or new business. Subsequent to the creation of Genzyme Surgical Products, pursuant to the Company's management and accounting policies, tax benefits generated by Genzyme Surgical Products continued to be allocated to Genzyme General Stock.



From January 1, 1999 through March 31, 1999, the net loss of Genzyme Surgical Products of $10.7 million was allocated to Genzyme General Stock.



If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1999, net income allocated to Genzyme General Stock, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows (in thousands):



                                                                  Three Months Ended
                                                                    March 31, 1999
                                                                  ------------------
     Genzyme General:
         Net income allocated to Genzyme General Stock.........             $43,226
                                                                            =======

         Weighted average shares outstanding:
           Basic...............................................              81,958
           Diluted.............................................              92,591



     Genzyme Surgical Products:
         Net loss allocated to Surgical Products Stock.........           $(10,745)
                                                                          =========

         Weighted average shares outstanding-basic and diluted.              14,800


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

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                              2000             1999
                                                              ----             ----
Tax benefits allocated from:
    Genzyme Molecular Oncology..........                     $1,096           $1,934
    Genzyme Surgical Products...........                      3,420            3,825
    Genzyme Tissue Repair...............                      1,812            3,962
                                                             ------           ------
Total...................................                     $6,328           $9,721
                                                             ======           ======

Total tax benefits allocated from other Genzyme divisions
   as a % of earnings allocated to Genzyme General Stock       12%               30%


The amount of tax benefits allocated to Genzyme General fluctuate based on the results of Genzyme Molecular Oncology, Genzyme Surgical Products and Genzyme Tissue Repair. If the net losses of those divisions decline, as they are expected to, then the tax benefits allocated to Genzyme General will also decline.

                            GENZYME GENERAL



         The components of Genzyme General's combined statements of operations are described in the following table:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,                 INCREASE/
                                                            --------------------            (DECREASE)
                                                           2000             1999            % CHANGE
                                                           ----             ----            --------
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Total revenues .................................        $ 170,626         $ 150,766                 13%

Cost of products and services sold .............           41,048            36,722                 12%
Selling, general and administrative ............           38,222            35,725                  7%
Research and development (including research and
   development related to contracts) ...........           42,743            21,065                103%
Amortization of intangibles ....................            1,968             2,086                 (6)%
                                                        ---------         ---------
Total operating costs and expenses .............          123,981            95,598                 30%
                                                        ---------         ---------
Operating income ...............................           46,645            55,168                (15)%
Other income (expenses), net ...................           17,508            (1,447)             1,310%
                                                        ---------         ---------
Income before income taxes .....................           64,153            53,721                 19%
Provision for income taxes .....................          (18,844)          (20,216)                (7)%
                                                        ---------         ---------
Division net income ............................        $  45,309         $  33,505                 35%
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
                                                        ========        ========


         The following table sets forth Genzyme General's product and service revenue on a segment basis:





                                                        THREE MONTHS ENDED
                                                             MARCH 31,            INCREASE
                                                         ---------------         (DECREASE)
                                                         2000       1999          % CHANGE
                                                         ----       ----         ----------
                                                    (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT
                                                                 PERCENTAGE DATA)
     Product revenue:
       Therapeutics:
         Cerezyme-Registered Trademark-/
           Ceredase-Registered Trademark enzyme.....   $128,605   $113,754            13%
         Renagel-Registered Trademark- Capsules.....      1,836         --           100%
         Thyrogen-Registered Trademark-.............      3,361      1,287           161%
         Other therapeutic products.................         16         54           (70%)
                                                       --------   --------
           Total Therapeutics.......................    133,818    115,095            16%
       Diagnostic Products..........................     15,238     14,691             4%
       Other........................................      6,283      6,563           (4%)
                                                       --------   --------
         Total product revenue......................    155,339    136,349            14%
       Service revenue:
         Other......................................     15,120     13,892             9%
                                                       --------   --------
       Total product and service revenue.........      $170,459   $150,241            13%
                                                       ========   ========


THERAPEUTICS

         Genzyme General's increase in product revenue is largely due to increased sales of Cerezyme-Registered Trademark- enzyme, which is attributable to the identification of new Gaucher disease patients throughout the world and strong international sales. We have provided information regarding the growth in sales of Genzyme General's Gaucher disease therapies during the period in the following table:



                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                                  2000        1999
                                                ---------   ---------
                                                (UNAUDITED, AMOUNTS
                                                IN THOUSANDS, EXCEPT
                                                  PERCENTAGE DATA)
% of total product revenue ..................         83%         83%



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


INTERNATIONAL PRODUCT AND SERVICE SALES


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

OPERATING EXPENSES

         The increase in selling, general and administrative expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily related to:

          - increased staffing to support the growth in several of Genzyme General's product lines; and

          - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen-Registered Trademark- hormone.


     The increase in research and development expense for the three months ended March 31, 2000 as compared to the same period of 1999 is primarily a result of:

          - a charge of $19.5 million for the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to Genzyme to develop and commercialize an enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line;

          - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

          - increased costs in connection with the operations of ATIII LLC, a joint venture whose results we consolidate; and

          -    increased spending in our cell and gene therapy programs.


OTHER INCOME AND EXPENSES


                                         THREE MONTHS ENDED
                                             MARCH 31,           INCREASE/
                                        -------------------     (DECREASE)
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


GAIN ON AFFILIATE SALE OF STOCK


         In February 2000, Genzyme Transgenics Corporation, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of a valuation allowance on deferred tax assets. As a result of the issuance of the additional shares by Genzyme Transgenics, our ownership interest in Genzyme Transgenics decreased from 33% to 28%.


MINORITY INTEREST


         Due to our combined direct and indirect ownership interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest for the three months ended March 31, 2000 declined slightly in comparison to the same period of 1999 due to a marginal decrease in the net losses incurred by ATIII LLC during the three months ended March 31, 2000.


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

TAX PROVISION



                                     THREE MONTHS ENDED
                                         MARCH 31,             INCREASE/
                                  ----------------------       (DECREASE)
                                     2000        1999          % CHANGE
                                  ---------    ---------      -----------
                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Provision for income taxes.....   $ 18,844     $ 20,216           (7)%
Effective tax rate ............         29%          38%



         Genzyme General's tax rates vary from the U.S. statutory tax rate as a result of its:

-    provision for state income taxes;

-    use of a foreign sales corporation;

-    nondeductible amortization of intangibles;

-    use of tax credits; and

-    share of losses of unconsolidated affiliates.


In the three months ended March 31, 2000, we reversed a $3.4 million valuation allowance which reduced our tax rate by 5.3%.


                           GENZYME MOLECULAR ONCOLOGY

     The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:


                                           THREE MONTHS ENDED
                                               MARCH 31,         INCREASE/
                                           -----------------    (DECREASE)
                                            2000      1999       % CHANGE
                                           ------    -------    ----------
                               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues ........................   $ 2,555    $ 1,613         58%

Cost of revenues ......................        56        640        (91%)
Selling, general and administrative ...     1,190      1,619        (26%)
Research and development ..............     4,058      3,905          4%
Amortization of intangibles ...........     2,956      2,956          0%
                                          -------    -------
     Total operating costs and expenses     8,260      9,120         (9%)
                                          -------    -------
Operating loss ........................    (5,705)    (7,507)       (24%)
Other expenses, net ...................       (14)      (215)       (93%)
                                          -------    -------
Loss before income taxes............. .    (5,719)    (7,722)       (26%)
Tax benefit ...........................       662        662          0%
                                          -------    -------
Division net loss .....................   $(5,057)   $(7,060)       (28%)
                                          =======    =======


REVENUES


                                   THREE MONTHS ENDED
                                        MARCH 31,      INCREASE/
                                   -----------------  (DECREASE)
                                    2000       1999    % CHANGE
                                   -------   -------  ----------
                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Royalty and licensing revenue ..   $2,555    $  404      532%
Research and development revenue     --         298     (100%)
Service revenue ................     --         911     (100%)
                                   -------   -------
     Total revenues ............   $2,555    $1,613       58%
                                   =======   =======




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

     -    royalties paid to third parties; and


     - work performed on behalf of StressGen/Genzyme LLC in the three months ended March 31, 1999. There are no similar costs for work performed on behalf of the joint venture in the same period of 2000 because the joint venture was dissolved in the fourth quarter of 1999.


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


     The components of Genzyme Surgical Products' combined statements of operations are described in the following table:


                                          THREE MONTHS ENDED
                                                MARCH 31,
                                          ------------------- INCREASE/(DECREASE)
                                            2000        1999       % CHANGE
                                          ------------------- -------------------
                              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues ........................   $ 29,082    $ 27,353            6%

Cost of products sold .................     16,039      15,844            1%
Selling, general and administrative ...     16,400      15,287            7%
Research and development ..............      6,971       5,602           24%
Amortization of intangibles ...........      1,426       1,417            1%
                                          --------    --------
     Total operating costs and expenses     40,836      38,150            7%
                                          --------    --------
Operating loss ........................    (11,754)    (10,797)           9%
Other income, net .....................      1,711          52        3,190%
                                          --------    --------
Division net loss .....................   $(10,043)   $(10,745)          (7%)
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


     The increase in general surgery product revenues is primarily due to the increase in sales of Sepra Film-Registered Trademark- bioresorbable membrane. Sales of Sepra Products for the three months ended March 31, 2000 were $3.9 million compared to $2.9 million during the same period in 1999. An increase in general surgery instrument sales also contributed to the overall increase in general surgery product revenue.


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

                              GENZYME TISSUE REPAIR

     The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:



                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------        INCREASE/(DECREASE)
                                                  2000      1999            % CHANGE
                                                 -------   ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)


Total revenues ......................        $  5,867         $  4,023               46%

Cost of services sold ...............           3,023            2,998                1%
Selling, general and administrative..           5,739            6,314               (9)%
Research and development ............           1,871            1,968               (5)%
                                             --------         --------
   Total operating costs and expenses          10,633           11,280               (6)%

Operating loss ......................          (4,766)          (7,257)             (34)%
Other expenses, net .................            (205)          (2,359)             (91)%
                                             --------         --------

Division net loss....................        $ (4,971)        $ (9,616)             (48)%
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


     - a reduction in fixed costs, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts; and


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

OTHER INCOME AND EXPENSES


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               -----------------          INCREASE/(DECREASE)
                                                  2000        1999            % CHANGE
                                                 -------     ------       -------------------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of joint venture..         $  --          $(2,007)           (100)%
Interest income .....................            102              93              10%
Interest expense ....................           (302)           (445)            (32)%
Other ...............................             (5)           --               N/A
                                              ------         -------
   Total other income (expenses) ....         $ (205)        $(2,359)            (91)%
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


     In November 1999, we refinanced our $225.0 million revolving credit facility with a $50.0 million revolving credit facility that matures in November 2000 and a $100.0 million revolving credit facility that matures in November 2002. At March 31, 2000, $23.0 million was outstanding in the credit facility that matures in November 2002. We have allocated the $23.0 million of borrowings to Genzyme Tissue Repair. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme as discussed below.



     At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. As of March 31, 2000 $15.0 million was available to Genzyme Tissue Repair under this arrangement.


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

     Our cash reserves will be further reduced to pay principal and interest on the following debt:


     - $21.2 million in principal under the 5% convertible subordinated debentures due August 2003, which are convertible into Genzyme General Stock; and



     - $250.0 million in principal under the 5 1/4% convertible subordinated notes due June 2005, which are convertible into Genzyme General Stock, Molecular Oncology Stock and Surgical Products Stock.


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


       In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called
Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme
Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.



     Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock or a combination of cash and stock for each share of Biomatrix common stock they hold. The merger agreement provides, that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.



     Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold.

     For more information about the merger and the merger consideration, we encourage you to carefully read the Registration Statement on Form S-4 (File No. 333-34972) filed with the SEC on April 18, 2000, as amended.


     The acquisition, which we expect to complete in the third quarter of 2000, is subject to:

     -    approval by Biomatrix's shareholders;


     - approval by our shareholders, including separate approval of the holders of Surgical Products Stock and Tissue Repair Stock;


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


     During the three months ended March 31, 2000, Genzyme General received $12.7 million in cash proceeds were allocated to Genzyme General from exercise of options to purchase shares of Genzyme General Stock and shares of Genzyme General Stock issued under our employee stock plans.



     At December 31, 1999 and March 31, 2000 $30.0 million of Genzyme General's cash was available to Genzyme Molecular Oncology. In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under this arrangement to meets its financing needs. We have included more information about this draw below under the heading "Subsequent Events - Genzyme Molecular Oncology Interdivisional Financing Arrangement" which we incorporate into this discussion by reference. Subsequent to the draw, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.

     At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources -- Genzyme Corporation" above. As of March 31, 2000 $15.0 million was available to Genzyme Tissue Repair under this arrangement.



     Genzyme General, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At March 31, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme. We have included information about the proposed acquisition of Biomatrix, Inc. and proposed acquisition of BioMatrix and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources - Genzyme Corporation", which we incorporate into this discussion by reference.


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

     Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt:


     - $21.2 million in principal under the 5% convertible subordinated debentures due August 2003, which are convertible into Genzyme General Stock; and



     - $250.0 million in principal under the 5 1/4% convertible subordinated notes due June 2005, which are convertible into shares of Genzyme General Stock.



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


     During the first quarter of 2000, Genzyme Molecular Oncology used $3.3 million of cash for operations. Financing activities provided $1.2 million of cash proceeds allocated to Genzyme Molecular Oncology from exercises of options and the issuance of Molecular Oncology Stock under our employee stock purchase plan.



     At December 31, 1999 and March 31, 2000 $30.0 million of Genzyme General's cash was available to Genzyme Molecular Oncology under its interdivisional financing arrangement with Genzyme General. In April 2000, Genzyme Molecular

Oncology drew $15.0 million of cash under this arrangement to meets its financing needs. We have included more information about this draw below under the heading "Subsequent Events - Genzyme Molecular Oncology Interdivisional Financing Arrangement," which we incorporate into this discussion by reference. Subsequent to the draw, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.



     In March 2000, we filed with the SEC a prospectus pursuant to Rule 424 of the Securities Act of 1933, as amended, covering the offering of 3,000,000 shares of Molecular Oncology Stock (plus 450,000 shares issuable upon exercise of the underwriter's over-allotment option). The proceeds of the offering were to be used by Genzyme Molecular Oncology to fund research, pre-clinical and clinical development programs, to repay existing indebtedness, and for working capital and general corporate purposes. In April 2000, in light of recent market volatility and current market conditions, we withdrew the offering of shares of Molecular Oncology Stock contemplated by the prospectus.



     Genzyme Molecular Oncology, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At March 31, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme. We have included information about the proposed acquisition of Biomatrix, Inc. and proposed acquisition of BioMatrix and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources - Genzyme Corporation", which we incorporate into this discussion by reference.



     We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through 2000:



     - the $15.0 million remaining on the interdivisional financing arrangement from Genzyme General;


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


     -    ability to become profitable


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


     Genzyme Molecular Oncology may require significant additional financing to continue operations. We cannot guarantee that we will be able to obtain any additional financing or find it on favorable terms. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Molecular Oncology may also have to give rights to third parties to attempt to commercialize technologies or products that it would otherwise commercialize itself.



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


     During the three months ended March 31, 2000, financing activities provided $0.9 million of cash proceeds allocated to Genzyme Surgical Products from exercises of options and the issuance of Surgical Products Stock under our employee stock purchase plan.



     In June 1999, we allocated $150.0 million in cash, cash equivalents, investments and certain other assets from Genzyme General to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme.



     In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called
Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme Shareholder approval, the assets and liabilities allocated to Genzyme
Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of BioMatrix as a purchase.



     Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock or a combination of cash and stock for each share of Biomatrix common stock they hold. The merger agreement provides, that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.



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



     For more information about the merger and the merger consideration, we encourage you to carefully read the Registration Statement on Form S-4 (File No. 333-34972) filed with the SEC on April 18, 2000, as amended.



     Genzyme Surgical Products, together with our other operating divisions, has access to our revolving credit facilities. At March 31, 2000 $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme. We have included information about the proposed acquisition of Biomatrix, Inc. and proposed acquisition of BioMatrix and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources - Genzyme Corporation", which we incorporate into this discussion by reference.



     In April 2000, Focal Inc. exercised its First Option under the stock purchase agreement between Genzyme and Focal. As required by the terms of this agreement, Genzyme Surgical Products was required to purchase $5.0 million of Focal common stock, at a price of $8.14 per share. We will allocate these shares to Genzyme Surgical Products. We are committed, at Focal's option, to make additional future equity investments of up to $10.0 million subject to certain conditions.


     We anticipate that Genzyme Surgical Products' current cash resources, together with revenues generated from its products and distribution agreements, will be sufficient to fund its operations through 2001. However, its cash needs may differ from those planned because of many factors, including:

     -    the ability to become profitable;


     -    results of research and development programs;


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


     In addition, if we exercise our option to purchase the limited partnership interests in Genzyme Development Partners, L.P. and use cash to pay all or a portion of the approximately $26.0 million advance payment to the limited partners, our cash resources will be diminished. The option will be exercisable during the 90-day period beginning August 31, 2000. Genzyme Development Partners is a Delaware limited partnership that was formed in 1989 to develop, produce and derive income from the sale of Sepra products.
Its general partner is a wholly-owned subsidiary of Genzyme.

     Genzyme Surgical Products may require significant additional financing to continue operations at anticipated levels. We cannot guarantee that we will be able to obtain any additional financing for Genzyme Surgical Products or find it on favorable terms. If Genzyme Surgical Products has insufficient funds or is unable to raise additional funds, it may have to delay, reduce or eliminate some of its programs. Genzyme Surgical Products may also have to give third parties rights to commercialize technologies or products that it would otherwise commercialize itself.


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


     Financing activities provided Genzyme Tissue Repair with $6.3 million of cash. This includes $5.0 million drawn by Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General and $0.4 million of cash proceeds allocated to Genzyme Tissue Repair from the issuance of Tissue Repair Stock under employee stock plans.



     In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called
Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme
Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of BioMatrix as a purchase. We have included more information about the proposed acquisition of Biomatrix, Inc. and proposed formation of Genzyme Biosurgery as a new division of Genzyme above under the heading "Liquidity and Capital Resources - Genzyme Surgical Products," which we incorporate into this discussion by reference.



     Genzyme Tissue Repair, together with our other operating divisions, has access to our revolving credit facilities. At March 31, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. At March 31, 2000, $18.0 million of funds outstanding under our revolving credit facility were allocated to Genzyme Tissue Repair. We expect to expand our existing credit facilities and borrow approximately $200 million of cash to finance the cash portion of the Biomatrix merger consideration. We will allocate the $200 million of borrowings to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme. We have included information about the proposed acquisition of Biomatrix, Inc. and proposed acquisition of BioMatrix and proposed formation of Genzyme Biosurgery as a new division of Genzyme under the heading "Liquidity and Capital Resources - Genzyme Corporation", which we incorporate into this discussion by reference.



     At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw on this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources -- Genzyme Corporation" above. As of March 31, 2000, $15.0 million was available to Genzyme Tissue Repair under this arrangement.



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


In addition, in 1999, Genzyme Tissue Repair received $25.0 million in cash from Genzyme General in connection with the re-allocation of our interest in our joint venture with Diacrin, Inc. from Genzyme Tissue Repair to Genzyme General. In connection with the re-allocation, it was agreed that Genzyme Tissue Repair would be required to pay to Genzyme General $20.0 million plus accrued interest at an annual interest rate of 13.5%. In June 2000, our board of directors extended the milestone timeline to initiate a Phase 3 clinical trial of NeuroCell-TM- -PD from June 30, 2000 to December 31, 2000. The milestone date and the related financial obligation were extended to allow additional time to review data from the current blinded phase 2 clinical trial. If a phase 3 clinical trial is initiated by December 31, 2000 but NeuroCell-TM- -PD does not receive marketing approval by June 30, 2004, Genzyme Tissue Repair will be required to pay Genzyme General $15.0 million plus accrued interest at an annual rate of 13.5%. Genzyme Tissue Repair may repay these amounts in cash. Genzyme Tissue Repair designated shares, or a combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to pay Genzyme General in Genzyme Tissue Repair designated shares, this would substantially dilute the rights of the holders of Tissue Repair Stock and could significantly affect the market price of Tissue Repair Stock.



     Genzyme Tissue Repair will require substantial additional funds in order to continue operations at current levels beyond 2000. We cannot guarantee that we will be able to obtain any additional financing for Genzyme Tissue Repair or find it on favorable terms. If Genzyme Tissue Repair has insufficient funds or is unable to raise additional funds, it may be required to delay, reduce or eliminate certain of its programs. Genzyme Tissue Repair may also have to give rights to third parties to commercialize technologies or products that it would otherwise commercialize itself.



                           EURO-THE EUROPEAN CURRENCY

     Since December 31, 1999, there have been no material changes related to our outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion, nor have there been any material changes in our competitive position as a result of the conversion. We incorporate our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Euro - the New European Currency" in Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.


                                    YEAR 2000


     There have been no material changes in our Year 2000 compliance program or our potential Year 2000 exposures since December 31, 1999. We incorporate our disclosure related to our Year 2000 compliance program and potential Year 2000 exposures set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Year 2000" in Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.


                                   MARKET RISK


     There have been no material changes in our market risk since December 31, 1999. We incorporate our disclosure related to our market risk set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Market Risk" in Exhibit 13.1 to our l999 Form 10-K by reference into this discussion.


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


     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 will be effective on October 1, 2000.

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

GENZYME MOLECULAR ONCOLOGY INTERDIVISIONAL FINANCING ARRANGEMENT


     In April 2000, Genzyme Molecular Oncology drew $15.0 million of Genzyme General's cash under a $30.0 million interdivisional financing arrangement with Genzyme General in exchange for 676,254 designated shares of Molecular Oncology Stock. As required by our charter, the draw is priced at the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the thirtieth trading day before the draw. These funds will be used for Genzyme Molecular Oncology's operating needs.


ADDITIONAL INVESTMENT IN FOCAL, INC.


     In April 2000, Focal Inc. exercised its First Option under the stock purchase agreement between Genzyme and Focal. As required by the terms of this agreement, Genzyme purchased $5.0 million worth of Focal common stock, or 614,250 shares at a price of $8.14 per share. We have allocated these shares to Genzyme Surgical Products. We are committed, at Focal's option, to make future equity investments of up to $10.0 million subject to certain conditions.


ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

     We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 1999.


     We incorporate our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations - Market Risk" in Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.


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