Form 10-Q/A
period 2000-06-30
GENZYME CORP
filed 2000-10-17
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

    - Genzyme General Division Common Stock = "Genzyme General Stock;"

    - Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock;"

    - Genzyme Surgical Products Division Common Stock = "Surgical Products Stock;" and

    - Genzyme Tissue Repair Division Common Stock = "Tissue Repair Stock."


    Holders of Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock are stockholders of Genzyme Corporation and are subject to all of the risks and uncertainties of Genzyme Corporation described in Exhibit 99.2 to our 1999 Form 10-K.


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

                               TABLE OF CONTENTS


                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES
    Unaudited, Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 2000 and 1999...........................       1
    Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................       3
    Unaudited, Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................       4
    Notes to Unaudited, Consolidated Financial Statements..............       5

  GENZYME GENERAL
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      15
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      16
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      17
    Notes to Unaudited, Combined Financial Statements..................      18

  GENZYME MOLECULAR ONCOLOGY
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      22
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      23
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      24
    Notes to Unaudited, Combined Financial Statements..................      25

  GENZYME SURGICAL PRODUCTS
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      26
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      27
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      28
    Notes to Unaudited, Combined Financial Statements..................      29

  GENZYME TISSUE REPAIR
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999...............................      32
    Combined Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999.................................................      33
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999......................................      34
    Notes to Unaudited, Combined Financial Statements..................      35

           Management's Discussion and Analysis of Financial Condition
ITEM 2.      and Results of Operations.................................      37

ITEM 3.    Quantitative and Qualitative Analysis of Market Risk........      70

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...........................................      71

ITEM 4.    Submission of Matters to a Vote of Security Holders.........      71

ITEM 6.    Exhibits and Reports on Form 8-K............................      73

Signatures.............................................................      74

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              --------------------   --------------------
                                                                2000        1999       2000        1999
                                                              ---------   --------   ---------   --------
                                                              (REVISED)              (REVISED)
Revenues:
  Net product sales.........................................  $201,439    $165,873   $385,860    $329,575
  Net service sales.........................................    21,347      19,799     42,313      38,529
  Revenues from research and development contracts..........     1,127       1,012      3,870       2,324
                                                              --------    --------   --------    --------
    Total revenues..........................................   223,913     186,684    432,043     370,428
                                                              --------    --------   --------    --------
Operating costs and expenses:
  Cost of products sold.....................................    53,643      44,575    101,902      88,386
  Cost of services sold.....................................    11,967      12,414     23,818      24,502
  Selling, general and administrative.......................    67,428      66,358    128,979     125,303
  Research and development (including research and
    development related to contracts).......................    28,577      40,873     84,276      73,707
  Amortization of intangibles...............................     5,684       6,166     11,782      12,373
                                                              --------    --------   --------    --------
    Total operating costs and expenses......................   167,299     170,386    350,757     324,271
                                                              --------    --------   --------    --------
Operating income............................................    56,614      16,298     81,286      46,157
                                                              --------    --------   --------    --------
Other income (expense):
  Equity in net loss of unconsolidated affiiliates..........   (11,313)     (8,962)   (19,446)    (19,100)
  Minority interest.........................................     1,352         864      2,208       1,730
  Investment income.........................................    10,631       9,102     20,575      17,288
  Interest expense..........................................    (3,836)     (5,590)    (7,775)    (11,088)
  Gain on affiliate sale of stock...........................        --          --     20,270         606
  Gain on sale of product line..............................        --       7,500         --       7,500
  Gain on sale of equity securities.........................    14,165          --     14,165       1,963
  Charge for impaired investment............................        --      (5,487)        --      (5,487)
  Other.....................................................     5,193          (3)     5,195          43
                                                              --------    --------   --------    --------
    Total other income (expense)............................    16,192      (2,576)    35,192      (6,545)
                                                              --------    --------   --------    --------
Income before income taxes..................................    72,806      13,722    116,478      39,612
Provision for income taxes..................................   (23,314)     (7,431)   (35,168)    (17,264)
                                                              --------    --------   --------    --------
Net income..................................................  $ 49,492    $  6,291   $ 81,310    $ 22,348
                                                              ========    ========   ========    ========
Comprehensive income, net of tax:
  Net income................................................  $ 49,492    $  6,291   $ 81,310    $ 22,348
                                                              --------    --------   --------    --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................      (132)     (4,986)   (10,355)    (13,812)
                                                              --------    --------   --------    --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...   (47,925)        792      4,374      (1,517)
      Reclassification adjustment for losses included in net
        income..............................................    (5,501)      3,169     (5,501)      1,945
                                                              --------    --------   --------    --------
      Unrealized gains (losses) on securities, net..........   (53,426)      3,961     (1,127)        428
                                                              --------    --------   --------    --------
  Other comprehensive income (loss).........................   (53,558)     (1,025)   (11,482)    (13,384)
                                                              --------    --------   --------    --------
Comprehensive income (loss).................................  $ (4,066)   $  5,266   $ 69,828    $  8,964
                                                              ========    ========   ========    ========


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              --------------------   --------------------
                                                                2000        1999       2000        1999
                                                              ---------   --------   ---------   --------
                                                              (REVISED)              (REVISED)
NET INCOME (LOSS) PER SHARE:
  ALLOCATED TO GENZYME GENERAL STOCK (REVISED--SEE
    NOTE 11):
    Genzyme General net income..............................  $ 63,990    $ 27,913   $109,299    $ 61,418
    Genzyme Surgical Products net loss......................        --     (16,778)        --     (27,523)
    Tax benefit allocated from Genzyme Molecular Oncology...     2,441       2,376      3,537       4,310
    Tax benefit allocated from Genzyme Surgical Products....     3,236       6,525      6,656      10,350
    Tax benefit allocated from Genzyme Tissue Repair........     1,368       3,412      3,180       7,374
                                                              --------    --------   --------    --------
    Net income allocated to Genzyme General Stock...........  $ 71,035    $ 23,448   $122,672    $ 55,929
                                                              ========    ========   ========    ========
    Net income per share of Genzyme General Stock:
      Basic.................................................  $   0.84    $   0.28   $   1.45    $   0.68
                                                              ========    ========   ========    ========
      Diluted...............................................  $   0.77    $   0.28   $   1.35    $   0.65
                                                              ========    ========   ========    ========
    Weighted average shares outstanding:
      Basic.................................................    84,948      82,644     84,725      82,301
                                                              ========    ========   ========    ========
      Diluted...............................................    95,044      92,683     94,885      92,629
                                                              ========    ========   ========    ========
  ALLOCATED TO MOLECULAR ONCOLOGY STOCK:
    Net loss................................................  $ (7,363)   $ (8,158)  $(12,420)   $(15,218)
                                                              ========    ========   ========    ========
    Net loss per share of Molecular Oncology Stock--basic
      and diluted...........................................  $  (0.54)   $  (0.64)  $  (0.92)   $  (1.20)
                                                              ========    ========   ========    ========
    Weighted average shares outstanding.....................    13,626      12,676     13,561      12,667
                                                              ========    ========   ========    ========
  ALLOCATED TO SURGICAL PRODUCTS STOCK (REVISED--SEE
    NOTE 11):
    Net loss................................................  $(10,367)   $   (880)  $(20,410)   $   (880)
                                                              ========    ========   ========    ========
    Net loss per share of Surgical Products Stock--basic and
      diluted...............................................  $  (0.70)   $  (0.06)  $  (1.37)   $  (0.06)
                                                              ========    ========   ========    ========
    Weighted average shares outstanding.....................    14,905      14,800     14,880      14,800
                                                              ========    ========   ========    ========
  ALLOCATED TO TISSUE REPAIR STOCK:
    Net loss................................................  $ (4,031)   $ (8,382)  $ (9,002)   $(17,998)
                                                              ========    ========   ========    ========
    Net loss per share of Tissue Repair Stock--basic and
      diluted...............................................  $  (0.14)   $  (0.37)  $  (0.31)   $  (0.81)
                                                              ========    ========   ========    ========
    Weighted average shares outstanding.....................    28,666      22,764     28,598      22,355
                                                              ========    ========   ========    ========



  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                               (REVISED)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  178,730     $  130,156
  Short-term investments....................................     182,877        255,846
  Accounts receivable, net..................................     180,947        166,803
  Inventories...............................................     127,347        117,269
  Prepaid expenses and other current assets.................      25,720         18,918
  Deferred tax assets--current..............................      40,776         41,195
                                                              ----------     ----------
    Total current assets....................................     736,397        730,187
Property, plant and equipment, net..........................     396,048        383,181
Long-term investments.......................................     332,603        266,988
Notes receivable-related party..............................      10,000          6,603
Intangibles, net............................................     241,077        253,153
Deferred tax assets--noncurrent.............................      14,690         18,631
Investment in equity securities.............................     108,732         97,859
Other noncurrent assets.....................................      55,518         30,680
                                                              ----------     ----------
    Total assets............................................  $1,895,065     $1,787,282
                                                              ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   22,087     $   27,853
  Accrued expenses..........................................      71,674         73,359
  Income taxes payable......................................      43,609         27,946
  Deferred revenue..........................................       4,619          3,700
  Current portion of long-term debt and capital lease
    obligations.............................................         992          5,080
                                                              ----------     ----------
    Total current liabilities...............................     142,981        137,938
Long-term debt and capital lease obligations................      18,283         18,000
Convertible notes and debentures, net.......................     273,150        272,622
Other noncurrent liabilities................................       2,889          2,330
                                                              ----------     ----------
    Total liabilities.......................................     437,303        430,890
Stockholders' equity:
  Genzyme General Stock, $0.01 par value....................         854            842
  Molecular Oncology Stock, $0.01 par value.................         137            134
  Surgical Products Stock, $0.01 par value..................         150            148
  Tissue Repair Stock, $0.01 par value......................         288            285
  Treasury stock--Genzyme General--at cost..................        (901)          (901)
  Additional paid-in capital--Genzyme General Stock.........     478,455        469,776
  Additional paid-in capital--Molecular Oncology Stock......      84,036         67,672
  Additional paid-in capital--Surgical Products Stock.......     542,966        542,343
  Additional paid-in capital--Tissue Repair Stock...........     222,959        217,103
  Retained earnings.........................................     138,512         57,202
  Accumulated other comprehensive income (loss).............      (9,694)         1,788
                                                              ----------     ----------
    Total stockholders' equity..............................   1,457,762      1,356,392
                                                              ----------     ----------
    Total liabilities and stockholders' equity..............  $1,895,065     $1,787,282
                                                              ==========     ==========


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (REVISED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  81,310   $  22,348
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................     32,838      37,033
    Provision for bad debts.................................      4,311       8,300
    Note received from collaborator.........................    (10,000)         --
    Minority interest in net loss of subsidiary.............     (2,208)     (1,730)
    Equity in net loss of unconsolidated affiliates.........     19,446      19,100
    Gain on affiliate sale of stock.........................    (20,270)       (606)
    Gain on sale of product line............................         --      (7,500)
    Gain on sale of equity securities.......................    (14,165)     (1,963)
    Charge for impaired investment..........................         --       5,487
    Deferred income tax expense (benefit), net..............      4,668      (1,324)
    Other...................................................       (253)       (550)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (21,718)     (9,277)
      Inventories...........................................    (12,507)     (4,095)
      Prepaid expenses and other current assets.............     (3,764)      3,622
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................     12,274       9,668
                                                              ---------   ---------
        Net cash provided by operating activities...........     69,962      78,513
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (322,868)   (320,388)
  Sales and maturities of investments.......................    330,971     269,029
  Proceeds from sale of equity securities...................        837      11,090
  Purchase of equity securities.............................     (5,000)         --
  Purchase of property, plant and equipment.................    (35,859)    (30,410)
  Investment in unconsolidated affiliates...................    (12,856)    (22,269)
  Other.....................................................     (1,607)      9,141
                                                              ---------   ---------
        Net cash used in investing activities...............    (46,382)    (83,807)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     30,965      31,472
  Payments of debt and capital lease obligations............     (5,000)       (791)
  Other.....................................................      2,054       3,934
                                                              ---------   ---------
        Net cash provided by financing activities...........     28,019      34,615
                                                              ---------   ---------

Effect of exchange rate changes on cash.....................     (3,025)     (1,864)
                                                              ---------   ---------
Increase in cash and cash equivalents.......................     48,574      27,457
Cash and cash equivalents at beginning of period............    130,156     118,612
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 178,730   $ 146,069
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



    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of the exchange, we recognized the unrealized gain of $7.6 million, net of tax, as a credit to stockholders' equity. We should have recognized this gain as a realized gain and recorded such gain in income. Accordingly, we have revised our financial statements for the three and six months ended June 30, 2000 to reclassify the $7.6 million gain, net of tax, from an unrealized gain to a realized gain. The impact of this revision on the three and six months ended June 30, 2000 is as follows:



                                             PREVIOUSLY REPORTED                   REVISED
                                        -----------------------------   -----------------------------
                                          3 MONTHS        6 MONTHS        3 MONTHS        6 MONTHS
                                        -------------   -------------   -------------   -------------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Gain on sale of equity securities.....     $  6,592        $  6,592        $ 14,165        $ 14,165
Income before income taxes............       65,233         108,905          72,806         116,478
Provision for income taxes............      (20,699)        (32,553)        (23,314)        (35,168)
Net income............................       44,534          76,352          49,492          81,310
Net income allocated to Genzyme
  General Stock.......................       66,077         117,714          71,035         122,672
Net income per share of Genzyme
  General Stock:
  Basic...............................     $   0.78        $   1.39        $   0.84        $   1.45
  Diluted.............................     $   0.72        $   1.29        $   0.77        $   1.35



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



2.  INVENTORIES (AMOUNTS IN THOUSANDS):



                                                  JUNE 30, 2000   DECEMBER 31, 1999
                                                  -------------   -----------------
                                                   (UNAUDITED)
Raw materials...................................    $ 49,555          $ 39,958
Work-in-process.................................      41,748            44,559
Finished products...............................      36,044            32,752
                                                    --------          --------
  Total.........................................    $127,347          $117,269
                                                    ========          ========

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  INVESTMENT IN FOCAL, INC.


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


4.  REGISTRATION STATEMENTS


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


5.  INTERDIVISIONAL FINANCING ARRANGEMENTS



GENZYME MOLECULAR ONCOLOGY



    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. As of June 30, 2000 $15 million remained available to Genzyme Molecular Oncology under this arrangement.



GENZYME TISSUE REPAIR



    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. As of June 30, 2000 $15 million remained available to Genzyme Tissue Repair under this arrangement.



6.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS


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

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

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


7.  GAIN ON AFFILIATE SALE OF STOCK



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



8.  GAIN ON SALE OF EQUITY SECURITIES


    In June 2000, Genzyme General recorded a gain of $5.5 million upon the sale of a portion of its investment in Genzyme Transgenics common stock. The tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses.


9.  SETTLEMENT OF LAWSUIT


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


10.  TAX PROVISION



                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                    --------------------   (DECREASE)   --------------------   (DECREASE)
                                      2000        1999      % CHANGE      2000        1999      % CHANGE
                                    ---------   --------   ----------   ---------   --------   ----------
                                    (REVISED)                           (REVISED)
                                          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes........   $23,314     $7,431       214%       $35,168    $17,264       104%
Tax rate..........................       32%        54%                      30%        44%


    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  TAX PROVISION (CONTINUED)

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


11.  NET INCOME (LOSS) PER SHARE



REVISION



    We had previously reported income (loss) allocated to Genzyme General Stock and Surgical Products Stock, and earnings per share of Genzyme General Stock for the three and six months ended June 30, 1999, as adjusted to retroactively reflect the changes in earnings allocations resulting from the June 1999 creation and distribution of Surgical Products Stock. The allocation of Genzyme's historical earnings has been revised to reflect an allocation of Genzyme's earnings to each series of common stock outstanding in periods prior to June 1999 and to each series of common stock, including Surgical Products Stock, thereafter. The impact of these revisions are as follows:



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30, 1999                JUNE 30, 1999
                                                      ---------------------------   -------------------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
GENZYME GENERAL:
  PREVIOUSLY REPORTED (PRO FORMA INFORMATION
    PREVIOUSLY REPORTED AS HISTORICAL):
    Net income allocated to Genzyme General Stock...           $ 40,226                     $ 83,452
                                                               ========                     ========
    Net income per share of Genzyme General Stock:
      Basic.........................................           $   0.49                     $   1.01
                                                               ========                     ========
      Diluted.......................................           $   0.46                     $   0.95
                                                               ========                     ========
  AS REVISED:
    Net income allocated to Genzyme General Stock...           $ 23,448                     $ 55,929
                                                               ========                     ========
    Net income per share of Genzyme General Stock:
      Basic.........................................           $   0.28                     $   0.68
                                                               ========                     ========
      Diluted.......................................           $   0.28                     $   0.65
                                                               ========                     ========
GENZYME SURGICAL PRODUCTS:
  PREVIOUSLY REPORTED (PRO FORMA INFORMATION
    PREVIOUSLY REPORTED AS HISTORICAL):
    Net loss allocated to Surgical Products Stock...           $(17,658)                    $(28,403)
                                                               ========                     ========
  AS REVISED:
    Net loss allocated to Surgical Products Stock...           $   (880)                    $   (880)
                                                               ========                     ========
    Net loss per share of Surgical Products
      Stock--basic and diluted......................           $  (0.06)                    $  (0.06)
                                                               ========                     ========
    Weighted average shares outstanding.............             14,800                       14,800
                                                               ========                     ========



    If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1998, net income allocated to Genzyme General Stock, net loss allocated

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  NET INCOME (LOSS) PER SHARE (CONTINUED)


to Surgical Products Stock and weighted average shares outstanding would have been as follows (in thousands):



                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 1999       JUNE 30, 1999
                                                             ------------------   ----------------
Genzyme General:
  Net income allocated to Genzyme General Stock............       $ 40,226            $ 83,452
                                                                  ========            ========
  Weighted average shares outstanding:
    Basic..................................................         82,644              82,301
    Diluted................................................         92,683              92,629
Genzyme Surgical Products:
  Net loss allocated to Surgical Products Stock............       $(17,658)           $(28,403)
                                                                  ========            ========
  Weighted average shares outstanding-basic and diluted....         14,800              14,800

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  NET INCOME (LOSS) PER SHARE (CONTINUED)


GENZYME GENERAL STOCK (REVISED):



    The following table sets forth our computation of basic and diluted earnings per share of Genzyme General Stock:



                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                     -----------------------      -----------------------
                                                       2000           1999          2000           1999
                                                     ---------      --------      ---------      --------
                                                     (REVISED)                    (REVISED)
                                                       (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Genzyme General net income.........................   $63,990       $27,913       $109,299       $61,418
Genzyme Surgical Products net loss.................        --       (16,778)            --       (27,523)
Tax benefit allocated from Genzyme Molecular
  Oncology.........................................     2,441         2,376          3,537         4,310
Tax benefit allocated from Genzyme Surgical
  Products.........................................     3,236         6,525          6,656        10,350
Tax benefit allocated from Genzyme Tissue Repair...     1,368         3,412          3,180         7,374
                                                      -------       -------       --------       -------
Net income allocated to Genzyme General
  Stock--basic.....................................    71,035        23,448        122,672        55,929
  Effect of dilutive securities (net of tax):
    5 1/4% convertible subordinated notes (1)
      Interest expense.............................     2,250         1,903          4,358         3,949
      Amortization of debt discount and offering
        costs (2)..................................       161           136            311           282
    5% convertible subordinated debentures (3)
      Interest expense.............................       179           154            350           319
      Amortization of debt offering costs (4)......        30            25             60            53
                                                      -------       -------       --------       -------
Net income allocated to Genzyme General Stock--
  diluted..........................................   $73,655       $25,666       $127,751       $60,532
                                                      =======       =======       ========       =======
Shares used in computing net income per common
  share--basic.....................................    84,948        82,644         84,725        82,301
                                                      -------       -------       --------       -------
  Effect of dilutive securities:
    Employee and director stock options............     3,153         3,071          3,217         3,356
    Warrants.......................................        --            25             --            29
    5 1/4% convertible subordinated notes (1)......     6,313         6,313          6,313         6,313
    5% convertible subordinated debentures (3).....       630           630            630           630
                                                      -------       -------       --------       -------
  Dilutive potential common shares (5).............    10,096        10,039         10,160        10,328
                                                      -------       -------       --------       -------
Shares used in computing net income per common
  share--diluted (5)...............................    95,044        92,683         94,885        92,629
                                                      =======       =======       ========       =======
Net income per share of Genzyme General Stock:
    Basic..........................................   $  0.84       $  0.28       $   1.45       $  0.68
                                                      =======       =======       ========       =======
    Diluted (5)....................................   $  0.77       $  0.28       $   1.35       $  0.65
                                                      =======       =======       ========       =======


------------------------


(1) We issued these notes in May 1998.



(2) We are amortizing the debt discount and offering costs of approximately $7.0 million over the term of these notes, which mature in June 2005.



(3) We issued these debentures in August 1998.



(4) We are amortizing the debt offering costs of approximately $0.9 million over the term of these debentures, which mature in August 2003.

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  NET INCOME (LOSS) PER SHARE (CONTINUED)


(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme General Stock:


                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Total shares of Genzyme General Stock issuable for
  options.............................................   3,615      1,801      3,290      1,591
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



    For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock:



                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Shares of Molecular Oncology Stock issuable for
  options (1).........................................     566          2        619          2
Warrants to purchase Molecular Oncology Stock.........      10         10         10         10
Shares of Molecular Oncology Stock issuable upon
  conversion of the 5 1/4% convertible subordinated
  notes...............................................     682        682        682        682
Genzyme Molecular Oncology designated shares (2)......   1,318        728      1,318        728
                                                         -----      -----      -----      -----
Total shares excluded from the diluted loss per
  Genzyme Molecular Oncology share calculation........   2,576      1,422      2,629      1,422
                                                         =====      =====      =====      =====


------------------------

(1) Excludes the following securities that had an exercise price greater than the average market price of Molecular Oncology Stock during each respective period:


                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Shares with exercise prices greater than the average
  market price Molecular Oncology Stock during the
  period..............................................     25       1,678        14       1,577
                                                           ==       =====        ==       =====


(2) Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology.

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  NET INCOME (LOSS) PER SHARE (CONTINUED)


SURGICAL PRODUCTS STOCK (REVISED):



    We created Genzyme Surgical Products on June 28, 1999. Prior to this date, the operations of Genzyme Surgical Products were included in the operations allocated to Genzyme General and, therefore, in the net income allocated to Genzyme General Stock. Net loss per share data of Surgical Products Stock is calculated using the net loss allocated to Genzyme Surgical Products for the period June 28, 1999 through June 30, 1999 and weighted average shares outstanding during the same period. If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1999, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows:



                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 1999       JUNE 30, 1999
                                                             ------------------   ----------------
                                                                    (AMOUNTS IN THOUSANDS)
  Net loss allocated to Surgical Products Stock............       $(17,658)           $(28,403)
                                                                  ========            ========
  Weighted average shares outstanding-basic and diluted....         14,800              14,800



    Basic and diluted net loss per share of Surgical Products Stock is the same. We did not include the securities described in the following table in the computation of Surgical Products Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Surgical Products Stock:



                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                             ------------------   ----------------
                                                                    2000                2000
                                                             ------------------   ----------------
                                                                    (AMOUNTS IN THOUSANDS)
Shares of Surgical Products Stock issuable for options
  (1)......................................................          350                  451
Shares of Surgical Products Stock issuable upon conversion
  of the 5 1/4% convertible subordinated notes.............        1,130                1,130
Genzyme Surgical Products designated shares (2)............           35                   --
                                                                   -----                -----
Total shares excluded from the diluted loss per Surgical
  Products Stock share calculation.........................        1,515                1,581
                                                                   =====                =====


------------------------

(1) Excludes the following securities that had an exercise price greater than the average market price of Surgical Products Stock during each respective period:

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                             ------------------   ----------------
                                                                    2000                2000
                                                             ------------------   ----------------
                                                                    (AMOUNTS IN THOUSANDS)
Shares with exercise prices greater than the average market
  price Surgical Products Stock during the period..........           37                   24
                                                                   =====                =====

(2) Genzyme Surgical Products designated shares are authorized shares of Surgical Products Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Surgical Products.

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  NET INCOME (LOSS) PER SHARE (CONTINUED)

TISSUE REPAIR STOCK:


    For all periods presented, basic and diluted net loss per share of Tissue Repair Stock is the same. We did not include the securities described in the following table in the computation of Tissue Repair Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Tissue Repair:


                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Shares of Tissue Repair Stock issuable for options
  (1).................................................     209           4       271           3
Shares of Tissue Repair Stock issuable upon conversion
  of 5% convertible subordinated note (2).............      --       4,418        --       4,418
Genzyme Tissue Repair designated shares (3)...........   2,959       2,289     2,959       2,289
                                                         -----      ------     -----      ------
Total shares excluded from the diluted loss per Tissue
  Repair Stock share calculation......................   3,168       6,711     3,230       6,710
                                                         =====      ======     =====      ======

------------------------

(1) Excludes the following securities that had an exercise price greater than the average market price of Tissue Repair Stock during each respective period:


                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Shares with exercise prices greater than the average
  market price Tissue Repair Stock during the
  period..............................................   2,636      3,832      2,560      3,773
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


12.  SEGMENT REPORTING


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

    - Genzyme Surgical Products, which develops, manufactures and markets surgical products for cardiovascular surgery and general surgery; and

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  SEGMENT REPORTING (CONTINUED)

    - Genzyme Tissue Repair, which develops and markets biological products for orthopedic injuries, such as cartilage repair, and severe burns.

    Information concerning the operations in these reportable segments is as follows:


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                              -----------------------   ---------------------
                                                                 2000         1999        2000        1999
                                                              ----------   ----------   ---------   ---------
                                                              (REVISED)                 (REVISED)
                                                                     (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Genzyme General:
    Therapeutics............................................   $148,578     $119,223    $282,380    $234,264
    Diagnostic Products.....................................     15,539       14,955      30,777      29,646
    Other...................................................     22,425       19,456      43,847      39,914
    Eliminations/Adjustments (1)............................        152          571         316       1,147
                                                               --------     --------    --------    --------
      Total Genzyme General.................................    186,694      154,205     357,320     304,971
    Genzyme Molecular Oncology..............................        963        1,133       3,518       2,746
    Genzyme Surgical Products...............................     29,969       26,681      59,051      54,034
    Genzyme Tissue Repair...................................      6,287        4,665      12,154       8,688
    Eliminations/Adjustments (2)............................         --           --          --         (11)
                                                               --------     --------    --------    --------
      Total.................................................   $223,913     $186,684    $432,043    $370,428
                                                               ========     ========    ========    ========
Net income (loss):
  Net income (loss) allocated to Genzyme General Stock:
    Division net income (loss)--Genzyme General:
      Therapeutics..........................................   $ 54,252     $ 32,910    $ 83,515    $ 66,781
      Diagnostic Products...................................        815        1,071       1,530       2,200
      Other.................................................       (625)         187        (796)     (1,851)
      Eliminations/Adjustments (3)..........................      9,548       (6,255)     25,050      (5,712)
                                                               --------     --------    --------    --------
    Net income for Genzyme General..........................     63,990       27,913     109,299      61,418
    Genzyme Surgical Products net loss (4)..................         --      (16,778)         --     (27,523)
    Tax benefits allocated from other Genzyme divisions.....      7,045       12,313      13,373      22,034
                                                               --------     --------    --------    --------
  Net income allocated to Genzyme General Stock.............     71,035       23,448     122,672      55,929
  Net loss allocated to Molecular Oncology Stock............     (7,363)      (8,158)    (12,420)    (15,218)
  Net loss allocated to Surgical Products Stock.............    (10,367)        (880)    (20,410)       (880)
  Net loss allocated to Tissue Repair Stock.................     (4,031)      (8,382)     (9,002)    (17,998)
  Eliminations/Adjustments (5)..............................        218          263         470         515
                                                               --------     --------    --------    --------
      Total.................................................   $ 49,492     $  6,291    $ 81,310    $ 22,348
                                                               ========     ========    ========    ========


------------------------------

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.


(2) Represents the elimination of inter-divisional revenues.



(3) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The six months ended June 30, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics. (See Note 7 above.)



(4) Represents losses incurred by Genzyme Surgical Products prior to June 28, 1999. The allocation of Genzyme's earnings has been revised to reflect an allocation of Genzyme's earnings to each common stock actually outstanding prior to June 1999 and to each series of common stock, including Surgical Products Stock, thereafter. (See Note 11 above.)



(5) Consists primarily of a difference in amortization due to $2.9 million of additional goodwill associated with the PharmaGenics Inc. acquisition carried at the Genzyme Molecular Oncology level as compared to amounts carried at the consolidated level and other adjustments related to our corporate activities that we do not specifically allocate to a particular segment. The difference in the amortization results from the application of our policy to account for income taxes at the divisional level as if each division were a separate taxpayer.


    There has been no material change in segment assets since December 31, 1999.

                      GENZYME CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY



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


14.  NEW ACCOUNTING PRONOUNCEMENTS


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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                  THREE MONTHS
                                                                     ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              --------------------   --------------------
                                                                2000        1999       2000        1999
                                                              ---------   --------   ---------   --------
                                                              (REVISED)              (REVISED)
Revenues:
  Net product sales.........................................  $171,470    $139,192   $326,809    $275,541
  Net service sales.........................................    15,061      14,534     30,181      28,426
  Revenues from research and development contracts:
    Related parties.........................................       114         432        245         912
    Other...................................................        49          47         85          92
                                                              --------    --------   --------    --------
      Total revenues........................................   186,694     154,205    357,320     304,971
                                                              --------    --------   --------    --------
Operating costs and expenses:
  Cost of products sold.....................................    37,051      27,136     69,271      55,103
  Cost of services sold.....................................     8,944       9,033     17,772      17,788
  Selling, general and administrative.......................    42,972      42,333     81,194      78,058
  Research and development (including research and
    development related to contracts).......................    15,391      24,947     58,134      46,012
  Amortization of intangibles...............................     2,011       2,017      3,979       4,103
                                                              --------    --------   --------    --------
    Total operating costs and expenses......................   106,369     105,466    230,350     201,064
                                                              --------    --------   --------    --------
Operating income............................................    80,325      48,739    126,970     103,907
                                                              --------    --------   --------    --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........   (11,313)     (6,969)   (19,446)    (14,725)
  Minority interest.........................................     1,352         864      2,208       1,730
  Investment income.........................................     8,639       8,820     16,726      16,743
  Interest expense..........................................    (3,441)     (5,137)    (6,992)    (10,186)
  Gain on affiliate sale of stock...........................        --          --     20,270         606
  Gain on sale of product line..............................        --       7,500         --       7,500
  Gain on sale of equity securities.........................    14,165          --     14,165       1,963
  Charge for impaired investment............................        --      (5,487)        --      (5,487)
  Other.....................................................     5,174          --      5,153          --
                                                              --------    --------   --------    --------
    Total other income (expenses)...........................    14,576        (409)    32,084      (1,856)
                                                              --------    --------   --------    --------
Income before income taxes..................................    94,901      48,330    159,054     102,051
Provision for income taxes..................................   (30,911)    (20,417)   (49,755)    (40,633)
                                                              --------    --------   --------    --------
Division net income.........................................  $ 63,990    $ 27,913   $109,299    $ 61,418
                                                              ========    ========   ========    ========
Comprehensive income, net of tax:
  Division net income.......................................  $ 63,990    $ 27,913   $109,299    $ 61,418
                                                              --------    --------   --------    --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................      (174)     (4,986)   (10,397)    (13,812)
                                                              --------    --------   --------    --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...   (43,424)      1,420      6,785        (889)
      Reclassification adjustment for (gains) losses
        included in division net income.....................    (5,501)      3,169     (5,501)      1,945
                                                              --------    --------   --------    --------
    Unrealized gains (losses) on securities, net............   (48,925)      4,589      1,284       1,056
                                                              --------    --------   --------    --------
  Other comprehensive loss..................................   (49,099)       (397)    (9,113)    (12,756)
                                                              --------    --------   --------    --------
Comprehensive income........................................  $ 14,891    $ 27,516   $100,186    $ 48,662
                                                              ========    ========   ========    ========


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                               (REVISED)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  154,474     $   94,523
  Short-term investments....................................     118,650        214,240
  Accounts receivable, net..................................     153,783        141,949
  Inventories...............................................      86,138         84,384
  Prepaid expenses and other current assets.................      24,200         17,632
  Due from Genzyme Molecular Oncology.......................       4,104          3,793
  Due from Genzyme Surgical Products........................       8,368          6,406
  Due from Genzyme Tissue Repair............................         214            683
  Deferred tax assets--current..............................      40,776         41,195
                                                              ----------     ----------
    Total current assets....................................     590,707        604,805
Property, plant and equipment, net..........................     375,449        362,548
Long-term investments.......................................     312,853        205,142
Notes receivable- related party.............................      10,000          6,603
Intangibles, net............................................      71,177         75,370
Deferred tax assets--noncurrent.............................      13,319         19,844
Investment in equity securities.............................     104,458         94,719
Other.......................................................      51,639         30,552
                                                              ----------     ----------
    Total assets............................................  $1,529,602     $1,399,583
                                                              ==========     ==========

              LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................  $   16,278     $   23,229
  Accrued expenses..........................................      59,124         62,514
  Income taxes payable......................................      43,609         27,946
  Deferred revenue..........................................       3,880          3,475
  Current portion of long-term debt and capital lease
    obligations.............................................         887             80
                                                              ----------     ----------
    Total current liabilities...............................     123,778        117,244
Long-term debt and capital lease obligations................          73             --
Convertible subordinated notes and debentures...............     273,150        272,622
Other.......................................................       2,737          2,103
                                                              ----------     ----------
    Total liabilities.......................................     399,738        391,969

Division equity.............................................   1,129,864      1,007,614
                                                              ----------     ----------
Total liabilities and division equity.......................  $1,529,602     $1,399,583
                                                              ==========     ==========


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                2000            1999
                                                              ---------       ---------
                                                              (REVISED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income.......................................  $ 109,299       $  61,418
  Reconciliation of division net income to net cash provided by operating activities:
    Depreciation and amortization...........................     22,844          26,829
    Provision for bad debts.................................      4,124           8,125
    Notes received from a collaborator......................    (10,000)             --
    Equity in net loss of unconsolidated affiliates.........     19,446          14,725
    Minority interest in net loss of subsidiary.............     (2,208)         (1,730)
    Gain on affiliate sale of stock.........................    (20,270)           (606)
    Gain on sale of product line............................         --          (7,500)
    Gain on sale of equity securities.......................    (14,165)         (1,963)
    Charge for impaired investment..........................         --           5,487
    Deferred income tax expense.............................      5,882              --
    Other...................................................     (1,148)           (493)
    Increase (decrease) in cash from working capital
     changes:
      Accounts receivable...................................    (19,219)        (13,671)
      Inventories...........................................     (4,183)          3,795
      Prepaid expenses and other current assets.............     (3,529)          1,585
      Due from other Genzyme divisions......................     (1,824)         (6,580)
      Accounts payable, accrued expenses, income taxes
       payable and deferred revenue.........................     22,260          27,620
                                                              ---------       ---------
      Net cash provided by operating activities.............    107,309         117,041
                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (239,134)       (320,388)
  Sales and maturities of investments.......................    228,343         268,007
  Proceeds from sale of equity securities...................        837          11,090
  Purchase of property, plant and equipment.................    (34,187)        (28,157)
  Investments in unconsolidated affiliates..................    (12,856)        (18,675)
  Other.....................................................      2,210           8,966
                                                              ---------       ---------
      Net cash used in investing activities.................    (54,787)        (79,157)
                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General
    Stock...................................................     28,346          31,251
  Payments of debt and capital lease obligations............         --            (643)
  Net cash allocated to Genzyme Molecular Oncology..........    (15,000)             --
  Net cash allocated to Genzyme Surgical Products...........         --         (53,163)
  Net cash allocated to Genzyme Tissue Repair...............     (4,940)        (29,984)
  Other.....................................................      2,054           3,934
                                                              ---------       ---------
      Net cash provided by (used in) financing activities...     10,460         (48,605)
                                                              ---------       ---------
Effect of exchange rate changes on cash.....................     (3,031)         (1,864)
                                                              ---------       ---------
Increase (decrease) in cash and cash equivalents............     59,951         (12,585)
Cash and cash equivalents at beginning of period............     94,523         100,012
                                                              ---------       ---------
Cash and cash equivalents at end of period..................  $ 154,474       $  87,427
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



    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of the exchange, we recognized the unrealized gain of $7.6 million, net of tax, as a credit to division equity. We should have recognized this gain as a realized gain and recorded such gain in income. Accordingly, we have revised our financial statements for the three and six months ended June 30, 2000 to reclassify the $7.6 million gain, net of tax, from an unrealized gain to a realized gain. The impact of this revision on the three and six months ended June 30, 2000 is as follows:



                                             PREVIOUSLY REPORTED                   REVISED
                                        -----------------------------   -----------------------------
                                          3 MONTHS        6 MONTHS        3 MONTHS        6 MONTHS
                                        -------------   -------------   -------------   -------------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Gain on sale of equity securities.....     $  6,592        $  6,592        $ 14,165        $ 14,165
Income before income taxes............       87,328         151,481          94,901         159,054
Provision for income taxes............      (28,303)        (47,147)        (30,911)        (49,755)
Division net income...................       59,025         104,334          63,990         109,299



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
                                                         =======        =======



3.  INTERDIVISIONAL FINANCING ARRANGEMENTS



GENZYME MOLECULAR ONCOLOGY



    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. As of June 30, 2000 $15 million remained available to Genzyme Molecular Oncology under this arrangement.



GENZYME TISSUE REPAIR



    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined by using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. As of June 30, 2000 $15 million remained available to Genzyme Tissue Repair under this arrangement.



4.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS


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

    The Pharming Note is convertible at any time at Genzyme's option into fully paid and nonassessable Ordinary Shares of Pharming. We have allocated our interest in the Pharming Note to

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)


4.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)

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


6.  GAIN ON SALE OF EQUITY SECURITIES


    In June 2000, we recorded a gain of $5.5 million upon the sale of a portion of its investment in Genzyme Transgenics common stock. The tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses.


7.  SETTLEMENT OF LAWSUIT


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


8.  TAX PROVISION



                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                   --------------------   (DECREASE)   --------------------   (DECREASE)
                                     2000        1999      % CHANGE      2000        1999      % CHANGE
                                   ---------   --------   ----------   ---------   --------   ----------
                                   (REVISED)                           (REVISED)
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes.......  $ 30,911    $ 20,417      51%       $ 49,755    $ 40,633      22%
Effective tax rate...............    33%         42%                     31%         40%


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

    Information concerning the operations in these reportable segments is as follows:


                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                      --------------------   --------------------
                                        2000        1999       2000        1999
                                      ---------   --------   ---------   --------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS)
                                      (REVISED)              (REVISED)
Revenues:
  Therapeutics......................  $148,578    $119,223   $282,380    $234,264
  Diagnostic Products...............    15,539      14,955     30,777      29,646
  Other.............................    22,425      19,456     43,847      39,914
  Eliminations/Adjustments(1).......       152         571        316       1,147
                                      --------    --------   --------    --------
    Total...........................  $186,694    $154,205   $357,320    $304,971
                                      ========    ========   ========    ========

Division net income:
  Therapeutics......................  $ 54,252    $ 32,910   $ 83,515    $ 66,781
  Diagnostic Products...............       815       1,071      1,530       2,200
  Other.............................      (625)        187       (796)     (1,851)
  Eliminations/Adjustments(1).......     9,548      (6,255)    25,050      (5,712)
                                      --------    --------   --------    --------
    Total...........................  $ 63,990    $ 27,913   $109,299    $ 61,418
                                      ========    ========   ========    ========


------------------------


(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. Division net income for the six months ended June 30, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics. (See
    Note 5 above.)


    There has been no material change in segment assets since December 31, 1999.


10.  NEW ACCOUNTING PRONOUNCEMENTS



    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 16., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    -----------------------   -----------------------
                                                      2000           1999       2000           1999
                                                    --------       --------   --------       --------
Revenues:
  Royalty and licensing revenue...................  $   963        $   335    $  3,518       $    739
  Revenue from research and development
    contracts--related party......................       --            198          --            496
  Service revenue.................................       --            600          --          1,500
  Service revenue--related party..................       --             --          --             11
                                                    -------        -------    --------       --------
    Total revenues................................      963          1,133       3,518          2,746
                                                    -------        -------    --------       --------

Operating costs and expenses:
  Cost of research and development, royalty and
    licensing revenue.............................      139            212         195            506
  Cost of service revenues........................       --            160          --            506
  Selling, general and administrative.............    1,788          1,418       2,978          3,037
  Research and development........................    4,594          4,728       8,652          8,633
  Amortization of intangibles.....................    2,464          2,957       5,420          5,913
                                                    -------        -------    --------       --------
    Total operating costs and expenses:...........    8,985          9,475      17,245         18,595
                                                    -------        -------    --------       --------
Operating loss....................................   (8,022)        (8,342)    (13,727)       (15,849)
                                                    -------        -------    --------       --------

Other income (expenses):
  Equity in net loss of joint venture.............       --           (632)         --         (1,007)
  Investment income...............................      177            154         250            317
  Interest expense................................      (70)            --        (157)            (3)
                                                    -------        -------    --------       --------
    Total other income (expenses).................      107           (478)         93           (693)
                                                    -------        -------    --------       --------
Loss before income taxes..........................   (7,915)        (8,820)    (13,634)       (16,542)
Tax benefit.......................................      552            662       1,214          1,324
                                                    -------        -------    --------       --------
Division net loss.................................  $(7,363)       $(8,158)   $(12,420)      $(15,218)
                                                    =======        =======    ========       ========

Comprehensive loss, net of tax:
  Division net loss...............................  $(7,363)       $(8,158)   $(12,420)      $(15,218)
  Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities
      arising during the period...................       --             --          --             --
                                                    -------        -------    --------       --------
Comprehensive loss................................  $(7,363)       $(8,158)   $(12,420)      $(15,218)
                                                    =======        =======    ========       ========


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................     $1,085        $3,587
  Short term investments....................................      6,876            --
  Accounts receivable.......................................        139            --
  Prepaid expenses and other current assets.................         12           218
                                                                 ------        ------
    Total current assets....................................      8,112         3,805

Equipment, net..............................................        705           467
Intangibles, net............................................         --         5,420
                                                                 ------        ------
    Total assets............................................     $8,817        $9,692
                                                                 ======        ======

                            LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accrued expenses..........................................     $  927        $  676
  Due to Genzyme General....................................      4,104         3,793
  Deferred revenue..........................................        739           225
  Current portion of long-term debt and capital lease
    obligation..............................................        105         5,000
                                                                 ------        ------
    Total current liabilities...............................      5,875         9,694

  Deferred tax liability....................................         --         1,213
  Long-term debt and capital lease obligations..............        210            --
                                                                 ------        ------
    Total liabilities.......................................      6,085        10,907

Division equity.............................................      2,732        (1,215)
                                                                 ------        ------

    Total liabilities and division equity...................     $8,817        $9,692
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


3.  INTERDIVISIONAL FINANCING ARRANGEMENT



    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of the Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes. As of June 30, 2000, $15 million remained available to Genzyme Molecular Oncology under this arrangement.



4.  NEW ACCOUNTING PRONOUNCEMENTS



    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 16., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Total revenues.......................................  $ 29,969   $ 26,681   $ 59,051   $ 54,034
                                                       --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold..............................    16,592     17,439     32,631     33,283
  Selling, general and administrative................    17,042     16,492     33,442     31,779
  Research and development...........................     7,001      8,983     13,972     14,585
  Amortization of intangibles........................     1,427      1,444      2,853      2,861
                                                       --------   --------   --------   --------
    Total operating costs and expenses...............    42,062     44,358     82,898     82,508
                                                       --------   --------   --------   --------
Operating loss.......................................   (12,093)   (17,677)   (23,847)   (28,474)
                                                       --------   --------   --------   --------

Other income (expenses):
  Investment income..................................     1,709         56      3,391         63
  Interest expense...................................        (2)       (34)        (1)       (35)
  Other..............................................        19         (3)        47         43
                                                       --------   --------   --------   --------
    Total other income (expenses)....................     1,726         19      3,437         71
                                                       --------   --------   --------   --------
Division net loss....................................  $(10,367)  $(17,658)  $(20,410)  $(28,403)
                                                       ========   ========   ========   ========

Comprehensive loss, net of tax:
  Division net loss..................................  $(10,367)  $(17,658)  $(20,410)  $(28,403)
                                                       --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.........        31         --         31         --
    Unrealized losses on securities arising during
      the period.....................................    (7,060)      (628)    (3,782)      (628)
                                                       --------   --------   --------   --------
  Other comprehensive loss...........................    (7,029)      (628)    (3,751)      (628)
                                                       --------   --------   --------   --------
Comprehensive loss...................................  $(17,396)  $(18,286)  $(24,161)  $(29,031)
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


3.  INVESTMENT IN FOCAL, INC.


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


4.  SEGMENT INFORMATION


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


6.  NEW ACCOUNTING PRONOUNCEMENTS



    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 16., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                             THREE MONTHS
                                                                 ENDED           SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Total revenues..........................................  $ 6,287    $ 4,665    $12,154    $  8,688
                                                          -------    -------    -------    --------

Operating costs and expenses:
  Cost of services sold.................................    3,023      3,221      6,046       6,219
  Selling, general and administrative...................    5,626      6,115     11,365      12,429
  Research and development..............................    1,452      2,003      3,323       3,971
                                                          -------    -------    -------    --------
    Total operating costs and expenses..................   10,101     11,339     20,734      22,619
                                                          -------    -------    -------    --------

Operating loss..........................................   (3,814)    (6,674)    (8,580)    (13,931)
                                                          -------    -------    -------    --------

Other income (expenses):
  Equity in net loss of joint venture...................       --     (1,361)        --      (3,368)
  Investment income.....................................      106         72        208         165
  Interest expense......................................     (323)      (419)      (625)       (864)
  Other.................................................       --         --         (5)         --
                                                          -------    -------    -------    --------
    Total other income (expenses).......................     (217)    (1,708)      (422)     (4,067)
                                                          -------    -------    -------    --------

Division net loss.......................................  $(4,031)   $(8,382)   $(9,002)   $(17,998)
                                                          =======    =======    =======    ========

Comprehensive loss, net of tax:
  Division net loss.....................................  $(4,031)   $(8,382)   $(9,002)   $(17,998)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments............       11         --         11          --
                                                          -------    -------    -------    --------
  Other comprehensive income............................       11         --         11          --
                                                          -------    -------    -------    --------
Comprehensive loss......................................  $(4,020)   $(8,382)   $(8,991)   $(17,998)
                                                          =======    =======    =======    ========


    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 4,382        $ 9,373
  Accounts receivable, net..................................      5,795          4,968
  Inventories...............................................      2,340          2,394
  Other current assets......................................        384            253
                                                                -------        -------
    Total current assets....................................     12,901         16,988

Property, plant and equipment, net..........................      2,099          2,545
Other.......................................................        101            115
                                                                -------        -------
    Total assets............................................    $15,101        $19,648
                                                                =======        =======

                            LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................    $   449        $ 1,062
  Accrued expenses..........................................      2,873          3,131
  Due to Genzyme General....................................        214            683
                                                                -------        -------
    Total current liabilities...............................      3,536          4,876

Long-term debt..............................................     18,000         18,000
Other.......................................................        152            227
                                                                -------        -------
    Total liabilities.......................................     21,688         23,103

Division equity.............................................     (6,587)        (3,455)
                                                                -------        -------
    Total liabilities and division equity...................    $15,101        $19,648
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
                                                          ======        ======



3.  DIACRIN JOINT VENTURE



    In May 1999, we re-allocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc., to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. In connection with the re-allocation, it was agreed that Genzyme Tissue Repair would be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5% if the joint venture had not initiated a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2000. In
June 2000, our board of directors extended the milestone timeline to initiate a phase 3 clinical trial of NeuroCell-TM--PD from June 30, 2000 to December 31, 2000. The milestone date and related financial obligation were extended to allow additional time to review data from the current blinded phase 2 clinical trial. If the milestone is not met, any required refund may be paid to Genzyme General in cash, Genzyme Tissue Repair designated shares, or a combination of both, at Genzyme Tissue Repair's option.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)


4.  INTERDIVISIONAL FINANCING ARRANGEMENT



    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined by using the average closing price of the Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. The funds will be used for Genzyme Tissue Repair's operating needs. As of June 30, 2000 $15 million remained available to Genzyme Tissue Repair under this arrangement.



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


6.  NEW ACCOUNTING PRONOUNCEMENTS



    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 16., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

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



    We have four series of common stock--Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock--which we refer to as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing dividends and distributions. Under these provisions, our charter:



    - factors the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock; and



    - requires us to exchange, redeem or distribute a dividend to the holders of Molecular Oncology Stock, Surgical Products Stock, or Tissue Repair Stock if all or substantially all of the assets allocated to those corresponding divisions are sold to a third party (a dividend or redemption payment must equal in value the net after-tax proceeds from the sale; an exchange must be for Genzyme General Stock at a 10% premium to the exchanged stock's average market price following the announcement of the sale.)



    To determine earnings per share, we allocate Genzyme's earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from the division in accordance with our management and accounting policies. Our charter also requires that all income and expenses of Genzyme be allocated among the divisions in a reasonable and consistent manner. However, subject to fiduciary duties, our board of directors can, at its discretion, change the methods of allocating earnings to each series of common stock. We intend to allocate earnings using our current methods for the foreseeable future. See "Earnings Allocation" below.



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

A.  RESULTS OF OPERATIONS

                              GENZYME CORPORATION

    The components of our consolidated statements of operations are described in the following table:


                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                  --------------------   (DECREASE)   --------------------   (DECREASE)
                                    2000        1999      % CHANGE      2000        1999      % CHANGE
                                  ---------   --------   ----------   ---------   --------   ----------
                                  (REVISED)                           (REVISED)
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues..................  $223,913    $186,684         20%    $432,043    $370,428         17%
                                  --------    --------                --------    --------

Cost of products and services
  sold..........................    65,610      56,989         15%     125,720     112,888         11%
Selling, general and
  administrative................    67,428      66,358          2%     128,979     125,303          3%
Research and development
  (including research and
  development related to
  contracts)....................    28,577      40,873       (30)%      84,276      73,707         14%
Amortization of intangibles.....     5,684       6,166        (8)%      11,782      12,373        (5)%
                                  --------    --------                --------    --------
    Total operating costs and
      expenses..................   167,299     170,386        (2)%     350,757     324,271          8%
                                  --------    --------                --------    --------
Operating income................    56,614      16,298        247%      81,286      46,157         76%
Other income (expense), net.....    16,192      (2,576)       729%      35,192      (6,545)       638%
                                  --------    --------                --------    --------
Income before income taxes......    72,806      13,722        431%     116,478      39,612        194%
Provision for income taxes......   (23,314)     (7,431)       214%     (35,168)    (17,264)       104%
                                  --------    --------                --------    --------
Net income......................  $ 49,492    $  6,291        687%    $ 81,310    $ 22,348        264%
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
                                  ========   ========                ========   ========

PRODUCT REVENUE:


                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                               (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General:
  Therapeutics:
    Cerezyme-Registered Trademark-/Ceredase-Registered Trademark-
      enzyme............................  $134,854   $116,904       15%      $263,460   $230,658        14%
    Renagel-Registered Trademark-
      Capsules..........................    10,218         --      100%        10,218         --       100%
    Thyrogen-Registered Trademark-
      hormone...........................     3,506      2,319       51%         6,867      3,606        90%
    Other therapeutic products..........        --         --       --          1,835         --       100%
                                          --------   --------                --------   --------
      Total Therapeutics................   148,578    119,223       25%       282,380    234,264        21%

  Diagnostic Products...................    15,539     14,955        4%        30,777     29,646         4%
  Other.................................     7,353      5,014       47%        13,652     11,631        17%
                                          --------   --------                --------   --------
    Total product revenue--Genzyme
      General...........................   171,470    139,192       23%       326,809    275,541        19%
  Genzyme Surgical Products:
    Cardiovascular......................    19,786     18,047       10%        39,436     37,433         5%
    General Surgery.....................     7,372      6,238       18%        14,361     12,135        18%
    Other...............................     2,811      2,396       17%         5,254      4,466        18%
                                          --------   --------                --------   --------
    Total product revenue--Genzyme
      Surgical Products.................    29,969     26,681       12%        59,051     54,034         9%
                                          --------   --------                --------   --------
Total product revenue...................  $201,439   $165,873       21%      $385,860   $329,575        17%
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

SERVICE REVENUE:


                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                            -------------------   (DECREASE)   -------------------   (DECREASE)
                                              2000       1999      % CHANGE      2000       1999      % CHANGE
                                            --------   --------   ----------   --------   --------   ----------
                                                 (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General:
  Genetic testing.........................  $15,061    $14,534          4%     $30,181    $28,426          6%
                                            -------    -------                 -------    -------
Genzyme Molecular Oncology:
  Genomics and gene expression............       --        600       (100)%         --      1,500       (100)%
                                            -------    -------                 -------    -------
Genzyme Tissue Repair:
  Carticel-Registered Trademark-
    Chondrocytes..........................    4,577      3,798         21%       9,109      6,740         35%
  Epicel-TM- Skin Grafts..................    1,709        867         97%       3,023      1,863         62%
                                            -------    -------                 -------    -------
    Total service revenue
      Genzyme Tissue Repair...............    6,286      4,665         35%      12,132      8,603         41%
                                            -------    -------                 -------    -------
Total service revenue.....................  $21,347    $19,799          8%     $42,313    $38,529         10%
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


                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2000       1999      % CHANGE      2000       1999      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total international product and
  service revenue.................  $88,410    $76,864       15%       $175,187   $149,200      17%
% of total product and service
  revenue.........................      40%        41%                      41%        41%


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


OTHER INCOME AND EXPENSES



                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                     --------------------   (DECREASE)   --------------------   (DECREASE)
                                       2000        1999      % CHANGE      2000        1999      % CHANGE
                                     ---------   --------   ----------   ---------   --------   ----------
                                     (REVISED)                           (REVISED)
                                           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates........  $(11,313)   $(8,962)        26%     $(19,446)   $(19,100)         2%
Minority interest..................     1,352        864         56%        2,208       1,730         28%
Investment income..................    10,631      9,102         17%       20,575      17,288         19%
Interest expense...................    (3,836)    (5,590)      (31)%       (7,775)    (11,088)      (30)%
Gain on affiliate sale of stock....        --         --         N/A       20,270         606      3,245%
Gain on sale of product line.......        --      7,500      (100)%           --       7,500      (100)%
Gain on sale of equity
  securities.......................    14,165         --        100%       14,165       1,963        236%
Charge for impaired investment.....        --     (5,487)     (100)%           --      (5,487)     (100)%
Other..............................     5,193         (3)        N/A        5,195          43         N/A
                                     --------    -------                 --------    --------
  Total other income (expenses)....  $ 16,192    $(2,576)       729%     $ 35,192    $ (6,545)       638%
                                     ========    =======                 ========    ========


EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES:


    We currently own approximately 28% of the common stock of Genzyme Transgenics. We record in net loss of unconsolidated affiliates our portion of their results. We also record the results of the following joint ventures and strategic alliances in net loss of unconsolidated affiliates:


JOINT VENTURE/
STRATEGIC ALLIANCE            PARTNER(S)         EFFECTIVE DATE     PRODUCT/INDICATION         GENZYME DIVISION
------------------      ----------------------   --------------   -----------------------   -----------------------
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

 Genzyme/               Pharming Group N.V.      June 2000        Pompase-TM- enzyme        Genzyme General
 Pharming                                                         replacement therapy for
 Alliance LLC                                                     Pompe disease

 Diacrin/               Diacrin, Inc.            October 1996     Products using porcine    Genzyme Tissue Repair
 Genzyme LLC                                                      fetal cells for the       (until May 1999);
                                                                  treatment of              Genzyme General (after
                                                                  Parkinson's and           May 1999)
                                                                  Huntington's diseases

 StressGen/             StressGen                July 1997        Stress gene therapies     Genzyme Molecular
 Genzyme LLC            Biotechnologies Ltd.;                     for the treatment of      Oncology
                        Canadian Medical                          cancer
                        Discoveries Fund, Inc.
                        (until October 1999)

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


    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of the exchange, we recognized the unrealized gain of $7.6 million, net of tax, as a credit to stockholders' equity. We should have recognized this gain as a realized gain and recorded such gain in income. Accordingly, we have revised our financial statements for the three and six months ended June 30, 2000 to reclassify the $7.6 million gain, net of tax, from an unrealized gain to a realized gain. The impact of this revision on the three and six months ended June 30, 2000 is as follows:



                                             PREVIOUSLY REPORTED                   REVISED
                                        -----------------------------   -----------------------------
                                          3 MONTHS        6 MONTHS        3 MONTHS        6 MONTHS
                                        -------------   -------------   -------------   -------------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Gain on sale of equity securities.....     $  6,592        $  6,592        $ 14,165        $ 14,165
Income before income taxes............       65,233         108,905          72,806         116,478
Provision for income taxes............      (20,699)        (32,553)        (23,314)        (35,168)
Net income............................       44,534          76,352          49,492          81,310
Net income allocated to Genzyme
  General Stock.......................       66,077         117,714          71,035         122,672
Net income per share of Genzyme
  General Stock:
  Basic...............................     $   0.78        $   1.39        $   0.84        $   1.45
  Diluted.............................     $   0.72        $   1.29        $   0.77        $   1.35


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

TAX PROVISION


                                           THREE MONTHS
                                              ENDED                          SIX MONTHS ENDED
                                             JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                       --------------------   (DECREASE)   --------------------   (DECREASE)
                                         2000        1999      % CHANGE      2000        1999      % CHANGE
                                       ---------   --------   ----------   ---------   --------   ----------
                                       (REVISED)                           (REVISED)
                                             (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes...........   $23,314     $7,431       214%       $35,168    $17,264       104%
Tax rate.............................       32%        54%                      30%        44%


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



                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                     --------------------   ---------------------
                                                       2000        1999       2000        1999
                                                     (REVISED)              (REVISED)
Earnings allocated to:
  Genzyme General Stock............................  $ 71,035    $ 23,448   $ 122,672   $  55,929
  Molecular Oncology Stock.........................    (7,363)     (8,158)    (12,420)    (15,218)
  Surgical Products Stock..........................   (10,367)       (880)    (20,410)       (880)
  Tissue Repair Stock..............................    (4,031)     (8,382)     (9,002)    (17,998)



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



    From January 1, 1999 through June 27, 1999, the net loss of Genzyme Surgical Products of $27.5 million was allocated to Genzyme General Stock. From June 28, 1999 through June 30, 1999, the net loss of Genzyme Surgical Products of $0.9 million was allocated to Surgical Products Stock and excluded from income allocated to Genzyme General Stock. As a result of this change in allocation methodology, income allocated to Genzyme General Stock for the six months ended June 30, 1999 was $0.9 million (or 1%) higher than what would have been allocated had Genzyme Surgical Products remained a part of Genzyme General.



    If the shares of Surgical Products Stock initially issued on June 28, 1999 were assumed to be outstanding since January 1, 1999, net income allocated to Genzyme General Stock, net loss allocated to Surgical Products Stock and weighted average shares outstanding would have been as follows (in thousands):



                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 1999       JUNE 30, 1999
                                                             ------------------   ----------------
Genzyme General:
  Net income allocated to Genzyme General Stock............       $ 40,226            $ 83,452
                                                                  ========            ========
  Weighted average shares outstanding:
    Basic..................................................         82,644              82,301
    Diluted................................................         92,683              92,629

Genzyme Surgical Products:
  Net loss allocated to Surgical Products Stock............       $(17,658)           $(28,403)
                                                                  ========            ========
  Weighted average shares outstanding-basic and diluted....         14,800              14,800



    As noted above, the tax benefits associated with the losses of Genzyme Surgical Products which amounted to $0.3 million for the period from June 28, 1999 to June 30, 1999, continued to be allocated to Genzyme General Stock. Our management and accounting policies provide that, if as of the end of any fiscal quarter, a division can not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, are as follows (in thousands):



                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                          --------------------   --------------------
                                                            2000        1999       2000        1999
                                                          (REVISED)              (REVISED)
Tax benefits allocated from:
  Genzyme Molecular Oncology............................   $2,441     $ 2,376     $ 3,537    $ 4,310
  Genzyme Surgical Products.............................    3,236       6,525       6,656     10,350
  Genzyme Tissue Repair.................................    1,368       3,412       3,180      7,374
                                                           ------     -------     -------    -------
    Total...............................................   $7,045     $12,313     $13,373    $22,034
                                                           ======     =======     =======    =======
Total tax benefits allocated from other Genzyme
  divisions as a % of earnings allocated to Genzyme
  General Stock.........................................      11%         44%         12%        36%



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

                                GENZYME GENERAL

    The components of Genzyme General's combined statements of operations are described in the following table:


                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                  --------------------   (DECREASE)   --------------------   (DECREASE)
                                    2000        1999      % CHANGE      2000        1999      % CHANGE
                                  ---------   --------   ----------   ---------   --------   ----------
                                  (REVISED)                           (REVISED)
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues..................  $186,694    $154,205         21%    $357,320    $304,971         17%
Cost of products and services
  sold..........................    45,995      36,169         27%      87,043      72,891         19%
Selling, general and
  administrative................    42,972      42,333          2%      81,194      78,058          4%
Research and development........    15,391      24,947       (38)%      58,134      46,012         26%
Amortization of intangibles.....     2,011       2,017          0%       3,979       4,103        (3)%
                                  --------    --------                --------    --------
      Total operating costs and
        expenses................   106,369     105,466          1%     230,350     201,064         15%
                                  --------    --------                --------    --------
Operating income................    80,325      48,739         65%     126,970     103,907         22%
Other income (expense), net.....    14,576        (409)     3,664%      32,084      (1,856)     1,829%
                                  --------    --------                --------    --------
Income before income taxes......    94,901      48,330         96%     159,054     102,051         59%
Provision for income taxes......   (30,911)    (20,417)        51%     (49,755)    (40,633)        22%
                                  --------    --------                --------    --------
Division net income.............  $ 63,990    $ 27,913        129%    $109,299    $ 61,418         78%
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
                                  ========   ========                ========   ========

    The following table sets forth product and service revenues on a segment basis:


                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue:
  Therapeutics:
    Cerezyme-Registered Trademark-/Ceredase-Registered Trademark-
      enzyme....................  $134,854   $116,904       15%      $263,460   $230,658        14%
   Renagel-Registered Trademark-
      Capsules..................    10,218         --      100%        10,218         --       100%
  Thyrogen-Registered Trademark-
      hormone...................     3,506      2,319       51%         6,867      3,606        90%
    Other therapeutic
      products..................        --         --        --         1,835         --       100%
                                  --------   --------                --------   --------
      Total Therapeutics........   148,578    119,223       25%       282,380    234,264        21%
    Diagnostic Products.........    15,539     14,955        4%        30,777     29,646         4%
    Other.......................     7,353      5,014       47%        13,652     11,631        17%
                                  --------   --------                --------   --------
      Total product revenue.....   171,470    139,192       23%       326,809    275,541        19%
Service revenue:
    Other.......................    15,061     14,534        4%        30,181     28,426         6%
                                  --------   --------                --------   --------
Total product and service
  revenue.......................  $186,531   $153,726       21%      $356,990   $303,967        17%
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


OTHER INCOME AND EXPENSES



                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                    --------------------   (DECREASE)   --------------------   (DECREASE)
                                      2000        1999      % CHANGE      2000        1999      % CHANGE
                                    ---------   --------   ----------   ---------   --------   ----------
                                    (REVISED)                           (REVISED)
                                          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates.......
                                    $(11,313)   $(6,969)        62%     $(19,446)   $(14,725)       32%
Minority interest.................     1,352        864         56%        2,208       1,730        28%
Investment income.................     8,639      8,820         (2)%      16,726      16,743         0%
Interest expense..................    (3,441)    (5,137)       (33)%      (6,992)    (10,186)      (31)%
Gain on affiliate sale of stock...        --         --         --        20,270         606     3,245%
Gain on sale of product line......        --      7,500       (100)%          --       7,500      (100)%
Gain on sale of equity
  securities......................    14,165         --        100%       14,165       1,963       622%
Charge for impaired investment....        --     (5,487)      (100)%          --      (5,487)     (100)%
Other.............................     5,174         --        100%        5,153          --       100%
                                    --------    -------                 --------    --------
      Total other income
        (expenses)................  $ 14,576    $  (409)     3,664%     $ 32,084    $ (1,856)    1,829%
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


    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of the exchange, we recognized the unrealized gain of $7.6 million, net of tax, as a credit to division equity. We should have recognized this gain as a realized gain and recorded such gain in income. Accordingly, we have revised our financial statements for the three and six months ended June 30, 2000 to reclassify the $7.6 million gain, net of tax, from an unrealized gain to a realized gain. The impact of this revision on the three and six months ended June 30, 2000 is as follows:



                                             PREVIOUSLY REPORTED                   REVISED
                                        -----------------------------   -----------------------------
                                          3 MONTHS        6 MONTHS        3 MONTHS        6 MONTHS
                                        -------------   -------------   -------------   -------------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Gain on sale of equity securities.....     $  6,592        $  6,592        $ 14,165        $ 14,165
Income before income taxes............       87,328         151,481          94,901         159,054
Provision for income taxes............      (28,303)        (47,147)        (30,911)        (49,755)
Division net income...................       59,025         104,334          63,990         109,299


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


TAX PROVISION:



                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/          JUNE 30,         INCREASE/
                                  --------------------   (DECREASE)   --------------------   (DECREASE)
                                    2000        1999      % CHANGE      2000        1999      % CHANGE
                                  ---------   --------   ----------   ---------   --------   ----------
                                  (REVISED)                           (REVISED)
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income tax........  $ 30,911    $ 20,417         51%    $ 49,755    $ 40,633         22%
Effective tax rate..............       33%         42%                     31%         40%

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

                           GENZYME MOLECULAR ONCOLOGY

    The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:


                                        THREE MONTHS
                                            ENDED                        SIX MONTHS ENDED
                                          JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                     -------------------   (DECREASE)   -------------------   (DECREASE)
                                       2000       1999      % CHANGE      2000       1999      % CHANGE
                                     --------   --------   ----------   --------   --------   ----------
                                          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues.....................  $   963    $ 1,133       (15)%     $  3,518   $  2,746        28%
Cost of revenues...................      139        372       (63)%          195      1,012      (81)%
Selling, general and
  administrative...................    1,788      1,418         26%        2,978      3,037       (2)%
Research and development...........    4,594      4,728        (3)%        8,652      8,633         0%
Amortization of intangibles........    2,464      2,957       (17)%        5,420      5,913       (8)%
                                     -------    -------                 --------   --------
    Total operating costs and
      expenses.....................    8,985      9,475        (5)%       17,245     18,595       (7)%
                                     -------    -------                 --------   --------
Operating loss.....................   (8,022)    (8,342)       (4)%      (13,727)   (15,849)     (13)%
Other income (expenses), net.......      107       (478)       122%           93       (693)      113%
                                     -------    -------                 --------   --------
Loss before income taxes...........   (7,915)    (8,820)      (10)%      (13,634)   (16,542)     (18)%
Tax benefit........................      552        662       (17)%        1,214      1,324       (8)%
                                     -------    -------                 --------   --------
Division net loss..................  $(7,363)   $(8,158)      (10)%     $(12,420)  $(15,218)     (18)%
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


COST OF REVENUES


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


OTHER INCOME AND EXPENSES


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

    The components of Genzyme Surgical Products' combined statements of operations are described in the following table:


                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2000       1999      % CHANGE      2000       1999      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues...................  $ 29,969   $ 26,681         12%    $ 59,051   $ 54,034          9%
Cost of products sold............    16,592     17,439        (5)%      32,631     33,283        (2)%
Selling, general and
  administrative.................    17,042     16,492          3%      33,442     31,779          5%
Research and development.........     7,001      8,983       (22)%      13,972     14,585        (4)%
Amortization of intangibles......     1,427      1,444        (1)%       2,853      2,861          0%
                                   --------   --------                --------   --------
      Total operating costs and
        expenses.................    42,062     44,358        (5)%      82,898     82,508          0%
                                   --------   --------                --------   --------
Operating loss...................   (12,093)   (17,677)      (32)%     (23,847)   (28,474)      (16)%
Other income, net................     1,726         19      8,984%       3,437         71      4,741%
                                   --------   --------                --------   --------
Division net loss................  $(10,367)  $(17,658)      (41)%    $(20,410)  $(28,403)      (28)%
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


OTHER INCOME AND EXPENSES


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

                             GENZYME TISSUE REPAIR

    The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:


                                         THREE MONTHS
                                             ENDED                        SIX MONTHS ENDED
                                           JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2000       1999      % CHANGE      2000       1999      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues......................  $ 6,287    $ 4,665          35%    $12,154    $  8,688         40%
Cost of services sold...............    3,023      3,221         (6)%      6,046       6,219        (3)%
Selling, general and
  administrative....................    5,626      6,115         (8)%     11,365      12,429        (9)%
Research and development............    1,452      2,003        (28)%      3,323       3,971       (16)%
                                      -------    -------                 -------    --------
  Total operating costs and
    expenses........................   10,101     11,339        (11)%     20,734      22,619        (8)%
Operating loss......................   (3,814)    (6,674)       (43)%     (8,580)    (13,931)      (38)%
Other expenses, net.................     (217)    (1,708)       (87)%       (422)     (4,067)      (90)%
                                      -------    -------                 -------    --------
Division net loss...................  $(4,031)   $(8,382)       (52)%    $(9,002)   $(17,998)      (50)%
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


OTHER INCOME AND EXPENSES



                                             THREE MONTHS
                                                 ENDED                        SIX MONTHS ENDED
                                               JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                               (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of joint venture.....   $  --     $(1,361)      (100)%     $  --     $(3,368)      (100)%
Investment income.......................     106          72          47%       208         165          26%
Interest expense........................    (323)       (419)       (23)%      (625)       (864)       (28)%
Other...................................      --          --          N/A        (5)         --        100 %
                                           -----     -------                  -----     -------
  Total other income (expenses).........   $(217)    $(1,708)       (87)%     $(422)    $(4,067)       (90)%
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



    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. As of June 30, 2000 $15 million remained available to Genzyme Molecular Oncology under this arrangement.

    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. As of June 30, 2000 $15 million remained available to Genzyme Tissue Repair under this arrangement.



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

    Our cash reserves will be further reduced to pay principal and interest on the following debt:


    - $21.2 million in principal under the 5% convertible subordinated debentures, which are convertible into Genzyme General Stock; and



    - $250.0 million in principal under the 5 1/4% convertible subordinated notes, which are convertible into shares of Genzyme General Stock, Molecular Oncology Stock and Surgical Products Stock.


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


    - clearance under federal anti-trust laws; and


    - other customary closing conditions.

    To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

                         EURO-THE NEW EUROPEAN CURRENCY


    Since December 31, 1999, there have been no material changes related to our outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion, nor have there been any material changes in our competitive position as a result of the conversion. We incorporate our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Euro--the New European Currency" in Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.


                                   YEAR 2000


    There have been no material changes in our Year 2000 compliance program or our potential Year 2000 exposures since December 31, 1999. We incorporate our disclosure related to our Year 2000 compliance program and potential Year 2000 exposure set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Year 2000" in Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.


                                  MARKET RISK


    There have been no material changes in our market risk since December 31, 1999. We incorporate our disclosure related to our market risk set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Market Risk" in
Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.


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



    At December 31, 1999, $30.0 million of Genzyme General's cash was available to Genzyme Molecular Oncology under its interdivisional financing arrangement with Genzyme General. In April 2000, Genzyme Molecular Oncology drew
$15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As of June 30, 2000, $15 million was available to Genzyme Molecular Oncology under this arrangement. For information regarding the determination of the amount of Genzyme Molecular Oncology designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.



    At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. As of June 30, 2000, $15 million was available to Genzyme Tissue Repair under this arrangement. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.


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

    Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt that has been allocated to Genzyme General:


    - $21.2 million in principal under the 5% convertible subordinated debentures, which are convertible into shares of Genzyme General Stock; and



    - $250.0 in principal under the 5 1/4% convertible subordinated notes, which are convertible into shares of Genzyme General Stock.


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



    At December 31, 1999, $30.0 million of Genzyme General's cash was available to Genzyme Molecular Oncology under its interdivisional financing arrangement with Genzyme General. In April 2000, Genzyme Molecular Oncology drew
$15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As of June 30, 2000 $15 million was available to Genzyme Molecular Oncology under this arrangement. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes. For information regarding the determination of the amount of Genzyme Molecular Oncology designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.



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


    At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. As of June 30, 2000, $15 million was available to Genzyme Tissue Repair under this arrangement. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.



    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon the effectiveness of our Registration Statement on Form S-4 and completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance. We refer to this stock as "Biosurgery Stock." In connection with the merger and upon Genzyme Shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. We will account for the acquisition of Biomatrix as a purchase.

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


    In addition, in 1999, Genzyme Tissue Repair received $25.0 million in cash from Genzyme General in connection with the re-allocation of our interest in our joint venture with Diacrin, Inc. from Genzyme Tissue Repair to Genzyme General. In connection with the re-allocation, it was agreed that Genzyme Tissue Repair would be required to pay to Genzyme General $20.0 million plus accrued interest at an annual interest rate of 13.5%. In June 2000, our board of directors extended the milestone timeline to initiate a Phase 3 clinical trial of NeuroCell-TM--PD from June 30, 2000 to December 31, 2000. The milestone date and the related financial obligation were extended to allow additional time to review data from the current blinded phase 2 clinical trial. If a phase 3 clinical trial is initiated by December 31, 2000 but NeuroCell-TM--PD does not receive marketing approval by June 30, 2004, Genzyme Tissue Repair will be required to pay Genzyme General $15.0 million plus accrued interest at an annual rate of 13.5%. Genzyme Tissue Repair may repay these amounts in cash, Genzyme Tissue Repair designated shares, or a combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to pay Genzyme General in Genzyme Tissue Repair designated shares, this would substantially dilute the rights of the holders of Tissue Repair Stock and could significantly affect the market price of Tissue Repair Stock.



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


    We incorporate our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Market Risk" in
Exhibit 13.1 to our 1999 Form 10-K by reference into this discussion.

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