Form 10-Q
period 2000-09-30
GENZYME CORP
filed 2000-11-14
CIK 732485

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14680

                              GENZYME CORPORATION
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  06-1047163
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
     incorporation or organization)

    ONE KENDALL SQUARE, CAMBRIDGE,                            02139
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

    The number of shares outstanding of each of the issuer's series of common stock as of October 31, 2000:

Genzyme General Division Common Stock                         86,975,019
Genzyme Molecular Oncology Division Common Stock              15,866,633
Genzyme Surgical Products Division Common Stock               14,998,968
Genzyme Tissue Repair Division Common Stock                   28,867,698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-Q contains forward-looking statements, including statements regarding our:

    - planned creation of a new division and a new publicly traded stock;

    - planned acquisitions of Biomatrix, Inc. and GelTex Pharmaceuticals, Inc. and related financing expectations;

    - expected composition of the merger consideration for both acquisitions;

    - expected timing of the proposed acquisitions;

    - expected completion of the disposition of our ownership interest in ATIII LLC;

    - our intention to exercise our option to purchase the limited partnership interests in Genzyme Development Partners, L.P.;

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

    - our ability to obtain reimbursement for our products and services from third-party payers and the extent of such coverage, if available;

    - our ability to establish and maintain licenses, strategic collaborations and distribution arrangements;

    - the continued funding of our joint ventures;

    - the accuracy of our information regarding the products and resources of our competitors and potential competitors;

    - the likelihood that the regulatory and stockholder approvals required to create a new division and to complete the acquisitions of Biomatrix and GelTex will be obtained and the other closing conditions for the mergers will be satisfied or waived;

    - conditions in financial markets relevant to the proposed mergers and exchange of Genzyme tracking stock;

    - the operational integration and the other risks generally associated with mergers and exchanges of stock; and

    - the likelihood of receipt of requisite approvals for the disposition of our ownership interest in ATIII LLC and our ability to successfully negotiate definitive agreements for the transaction.

    For a further description of these risks and other uncertainties, we encourage you to carefully read the sections entitled "Risk Factors" in our final joint proxy statement/prospectus dated November 3, 2000 filed with the Securities and Exchange Commission ("SEC") on November 6, 2000 in connection with the acquisition of Biomatrix and our final joint proxy statement/prospectus dated November 9, 2000 filed with the SEC on November 13, 2000 in connection with the acquisition of GelTex. In addition, you should carefully read
Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (our "1999 Form 10-K").

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

    - Genzyme General Division Common Stock = "Genzyme General Stock;"

    - Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock;"

    - Genzyme Surgical Products Division Common Stock = "Surgical Products Stock;" and

    - Genzyme Tissue Repair Division Common Stock = "Tissue Repair Stock."

Holders of Genzyme General Stock, Molecular Oncology Stock, Surgical Products Stock and Tissue Repair Stock are stockholders of Genzyme Corporation and are subject to all of the risks and uncertainties of Genzyme Corporation described in Exhibit 99.2 to our 1999 Form 10-K and our other filings with the SEC.

NOTE REGARDING INCORPORATION BY REFERENCE

    The SEC allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

    GENZYME-REGISTERED TRADEMARK-, CEREZYME-REGISTERED TRADEMARK-, CEREDASE-REGISTERED TRADEMARK-, THYROGEN-REGISTERED TRADEMARK-, SEPRA FILM-REGISTERED TRADEMARK-, CARTICEL-REGISTERED TRADEMARK- and
SNOWDEN-PENCER-REGISTERED TRADEMARK- are registered trademarks of Genzyme. FABRAZYME-TM-, SAGE-TM-, SEPRAMESH-TM- and EPICEL-TM- are trademarks of Genzyme. GENZYME-REGISTERED TRADEMARK- is a registered service mark of Genzyme. RENAGEL-REGISTERED TRADEMARK- is a registered trademark of GelTex
Pharmaceuticals, Inc. NEUROCELL-TM--PD is a trademark of Diacrin, Inc. ALDURAZYME-TM- is a trademark of BioMarin/Genzyme LLC.
FOCALSEAL-REGISTERED TRADEMARK--L is a registered trademark of Focal, Inc. REPLAGAL-TM- is a trademark of Transkaryotic Therapies, Inc.

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements................................      1

GENZYME CORPORATION AND SUBSIDIARIES
  Unaudited, Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 2000 and
    1999....................................................      1
  Consolidated Balance Sheets as of September 30, 2000
    (unaudited) and
    December 31, 1999.......................................      3
  Unaudited, Consolidated Statements of Cash Flows for the
    Nine Months Ended
    September 30, 2000 and 1999.............................      4
  Notes to Unaudited, Consolidated Financial Statements.....      5

GENZYME GENERAL
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2000 and 1999.......     17
  Combined Balance Sheets as of September 30, 2000
    (unaudited) and December 31, 1999.......................     18
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended
    September 30, 2000 and 1999.............................     19
  Notes to Unaudited, Combined Financial Statements.........     20

GENZYME MOLECULAR ONCOLOGY
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2000 and 1999.......     26
  Combined Balance Sheets as of September 30, 2000
    (unaudited) and December 31, 1999.......................     27
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended
    September 30, 2000 and 1999.............................     28
  Notes to Unaudited, Combined Financial Statements.........     29

GENZYME SURGICAL PRODUCTS
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2000 and 1999.......     31
  Combined Balance Sheets as of September 30, 2000
    (unaudited) and December 31, 1999.......................     32
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended
    September 30, 2000 and 1999.............................     33
  Notes to Unaudited, Combined Financial Statements.........     34

GENZYME TISSUE REPAIR
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2000 and 1999.......     37
  Combined Balance Sheets as of September 30, 2000
    (unaudited) and December 31, 1999.......................     38
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended
    September 30, 2000 and 1999.............................     39
  Notes to Unaudited, Combined Financial Statements.........     40

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     42

ITEM 3. Quantitative and Qualitative Analysis of Market
  Risk......................................................     77

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...................................     78

ITEM 6. Exhibits and Reports on Form 8-K....................     79

Signatures..................................................     80

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenues:
  Net product sales.........................................  $206,645   $170,215   $592,505   $499,790
  Net service sales.........................................    19,967     19,952     62,280     58,481
  Revenues from research and development contracts..........       747      1,248      4,617      3,572
                                                              --------   --------   --------   --------
    Total revenues..........................................   227,359    191,415    659,402    561,843
                                                              --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold.....................................    63,729     44,371    165,631    132,757
  Cost of services sold.....................................    12,068     12,392     35,886     36,894
  Selling, general and administrative.......................    66,379     58,648    195,358    183,951
  Research and development (including research and
    development related to contracts).......................    39,678     35,925    123,954    109,632
  Amortization of intangibles...............................     3,409      6,128     15,191     18,501
  Charge for in-process technology..........................        --      5,436         --      5,436
                                                              --------   --------   --------   --------
    Total operating costs and expenses......................   185,263    162,900    536,020    487,171
                                                              --------   --------   --------   --------

Operating income............................................    42,096     28,515    123,382     74,672
                                                              --------   --------   --------   --------

Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........   (11,420)   (10,407)   (30,866)   (29,507)
  Investment income.........................................    12,758      9,404     33,333     26,692
  Interest expense..........................................    (5,010)    (5,922)   (12,785)   (17,010)
  Minority interest.........................................       977        843      3,185      2,573
  Gain on affiliate sale of stock...........................     2,419      1,164     22,689      1,770
  Gain on sale of product line..............................        --        518         --      8,018
  Gain on sale of equity securities.........................     8,544         --     22,709      1,963
  Charge for impaired investments...........................        --         --         --     (5,487)
  Other.....................................................       (10)        58      5,185        101
                                                              --------   --------   --------   --------
    Total other income (expenses)...........................     8,258     (4,342)    43,450    (10,887)
                                                              --------   --------   --------   --------

Income before income taxes..................................    50,354     24,173    166,832     63,785
Provision for income taxes..................................   (15,933)   (10,395)   (51,101)   (27,659)
                                                              --------   --------   --------   --------
Net income..................................................  $ 34,421   $ 13,778   $115,731   $ 36,126
                                                              ========   ========   ========   ========

Comprehensive income, net of tax:
  Net income................................................  $ 34,421   $ 13,778   $115,731   $ 36,126
                                                              --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................   (10,273)     6,463    (20,628)    (7,349)
                                                              --------   --------   --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains on securities arising during the
        period..............................................    44,223     18,869     48,597     17,352
      Reclassification adjustment for (gains) losses
        included in net income..............................        --         --     (5,501)     1,945
                                                              --------   --------   --------   --------
      Unrealized gains on securities, net...................    44,223     18,869     43,096     19,297
                                                              --------   --------   --------   --------
  Other comprehensive income................................    33,950     25,332     22,468     11,948
                                                              --------   --------   --------   --------
Comprehensive income........................................  $ 68,371   $ 39,110   $138,199   $ 48,074
                                                              ========   ========   ========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
NET INCOME (LOSS) PER SHARE:
ALLOCATED TO GENZYME GENERAL STOCK:
  Genzyme General net income.........................  $ 50,973   $ 29,971   $160,272   $ 91,389
  Genzyme Surgical Products net loss.................        --         --         --    (27,523)
  Tax benefit allocated from Genzyme Molecular
    Oncology.........................................     2,021      2,016      5,558      6,326
  Tax benefit allocated from Genzyme Surgical
    Products.........................................     4,424      3,841     11,080     14,191
  Tax benefit allocated from Genzyme Tissue Repair...     2,031      2,359      5,211      9,733
                                                       --------   --------   --------   --------

Net income allocated to Genzyme General Stock........  $ 59,449   $ 38,187   $182,121   $ 94,116
                                                       ========   ========   ========   ========

Net income per share of Genzyme General Stock:
    Basic............................................  $   0.69   $   0.46   $   2.14   $   1.14
                                                       ========   ========   ========   ========
    Diluted..........................................  $   0.64   $   0.43   $   1.99   $   1.09
                                                       ========   ========   ========   ========

Weighted average shares outstanding:
    Basic............................................    86,380     83,621     85,277     82,741
                                                       ========   ========   ========   ========
    Diluted..........................................    97,074     94,331     95,614     93,196
                                                       ========   ========   ========   ========

ALLOCATED TO MOLECULAR ONCOLOGY STOCK:

  Net loss...........................................  $ (5,504)  $ (7,559)  $(17,924)  $(22,777)
                                                       ========   ========   ========   ========

  Net loss per share of Molecular Oncology Stock--
    basic and diluted................................  $  (0.37)  $  (0.60)  $  (1.28)  $  (1.80)
                                                       ========   ========   ========   ========

  Weighted average shares outstanding................    14,884     12,682     14,002     12,672
                                                       ========   ========   ========   ========

ALLOCATED TO SURGICAL PRODUCTS STOCK:

  Net loss...........................................  $(13,936)  $(10,953)  $(34,346)  $(11,833)
                                                       ========   ========   ========   ========

  Net loss per share of Surgical Products Stock--
    basic and diluted................................  $  (0.93)  $  (0.74)  $  (2.30)  $  (0.80)
                                                       ========   ========   ========   ========

  Weighted average shares outstanding................    14,959     14,835     14,907     14,835
                                                       ========   ========   ========   ========

ALLOCATED TO TISSUE REPAIR STOCK:

  Net loss...........................................  $ (5,588)  $ (6,148)  $(14,590)  $(24,146)
                                                       ========   ========   ========   ========

  Net loss per share of Tissue Repair Stock--
    basic and diluted................................  $  (0.19)  $  (0.25)  $  (0.51)  $  (1.05)
                                                       ========   ========   ========   ========

  Weighted average shares outstanding................    28,795     24,275     28,664     22,995
                                                       ========   ========   ========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  215,568      $  130,156
  Short-term investments....................................      164,927         255,846
  Accounts receivable, net..................................      183,779         166,803
  Inventories...............................................      123,878         117,269
  Prepaid expenses and other current assets.................       29,169          18,918
  Deferred tax assets--current..............................       41,441          41,195
                                                               ----------      ----------
    Total current assets....................................      758,762         730,187

Property, plant and equipment, net..........................      400,630         383,181
Long-term investments.......................................      427,805         266,988
Notes receivable--related party.............................       10,175           6,603
Intangibles, net............................................      237,343         253,153
Deferred tax asset--noncurrent..............................           --          18,631
Investment in equity securities.............................      186,883          97,859
Other.......................................................       54,948          30,680
                                                               ----------      ----------
    Total assets............................................   $2,076,546      $1,787,282
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   23,262      $   27,853
  Accrued expenses..........................................       95,541          73,359
  Income taxes payable......................................       51,778          27,946
  Deferred revenue..........................................        4,840           3,700
  Current portion of long-term debt and capital lease
    obligations.............................................          128           5,080
                                                               ----------      ----------
    Total current liabilities...............................      175,549         137,938

Long-term debt and capital lease obligations................       18,272          18,000
Convertible notes and debentures, net.......................      273,415         272,622
Deferred tax liability......................................        7,329              --
Other noncurrent liabilities................................        2,904           2,330
                                                               ----------      ----------
    Total liabilities.......................................      477,469         430,890
                                                               ----------      ----------

Stockholders' equity:
  Genzyme General Stock, $0.01 par value....................          867             842
  Molecular Oncology Stock, $0.01 par value.................          153             134
  Surgical Products Stock, $0.01 par value..................          150             148
  Tissue Repair Stock, $0.01 par value......................          289             285
  Treasury Stock--Genzyme General Stock--at cost............         (901)           (901)
  Additional paid-in capital--Genzyme General Stock.........      524,979         635,996
  Additional paid-in capital--Molecular Oncology Stock......      105,059          67,672
  Additional paid-in capital--Surgical Products Stock.......      543,197         376,123
  Additional paid-in capital--Tissue Repair Stock...........      228,095         217,103
  Retained earnings.........................................      172,933          57,202
  Accumulated other comprehensive income....................       24,256           1,788
                                                               ----------      ----------
    Total stockholders' equity..............................    1,599,077       1,356,392
                                                               ----------      ----------
    Total liabilities and stockholders' equity..............   $2,076,546      $1,787,282
                                                               ==========      ==========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 115,731   $  36,126
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................     45,374      48,706
    Provision for bad debts.................................      5,574      10,944
    Note received from related party and related accrued
      interest..............................................    (10,175)         --
    Equity in net loss of unconsolidated affiliates.........     30,866      29,507
    Minority interest in net loss of subsidiary.............     (3,185)     (2,573)
    Gain on affiliate sale of stock.........................    (22,689)     (1,770)
    Gain on sale of product line............................         --      (8,018)
    Gain on sale of equity securities.......................    (22,709)     (1,963)
    Charge for impaired investment..........................         --       5,487
    Charge for purchase of in-process research and
      development...........................................         --       5,436
    Deferred income tax expense (benefit), net..............      4,668      (1,986)
    Other...................................................      2,224       1,730
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (30,053)     (3,486)
      Inventories...........................................    (15,185)    (10,752)
      Prepaid expenses and other current assets.............     (1,970)      9,653
      Accounts payable, accrued expenses, income taxes
        payable and
        deferred revenue....................................     19,109      16,495
                                                              ---------   ---------
        Net cash provided by operating activities...........    117,580     133,536
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (498,916)   (357,248)
  Sales and maturities of investments.......................    433,150     368,162
  Proceeds from sale of equity securities...................     15,773      11,090
  Investments in unconsolidated affiliates..................     (5,000)    (13,700)
  Acquisitions, net of acquired cash and assumed
    liabilities.............................................       (342)     (6,500)
  Purchase of property, plant and equipment.................    (52,263)    (35,602)
  Proceeds from sale of product line........................         --       5,000
  Investment in joint ventures..............................    (19,639)    (32,507)
  Repayment of notes receivable.............................         --       8,360
  Sale of equipment.........................................         --         188
  Other.....................................................     (1,521)      1,179
                                                              ---------   ---------
        Net cash used in investing activities...............   (128,758)    (51,578)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    104,122      56,432
  Payments of debt and capital lease obligations............     (5,000)     (3,669)
  Other.....................................................      1,276       3,320
                                                              ---------   ---------
        Net cash provided by financing activities...........    100,398      56,083
                                                              ---------   ---------

Effect of exchange rate changes on cash.....................     (3,808)     (2,890)
                                                              ---------   ---------

Increase in cash and cash equivalents.......................     85,412     135,151
Cash and cash equivalents at beginning of period............    130,156     118,612
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 215,568   $ 253,763
                                                              =========   =========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Our unaudited, consolidated financial statements for each period include the balance sheets, results of operations and cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform with our 2000 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of the results for future periods.

2.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................    $ 44,864        $ 39,958
Work-in-process.....................................      43,104          44,559
Finished products...................................      35,910          32,752
                                                        --------        --------
    Total...........................................    $123,878        $117,269
                                                        ========        ========

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

4.  OFFERING OF MOLECULAR ONCOLOGY STOCK

    Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, as amended, in July 2000 we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering, which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general business purposes.

5.  INTERDIVISIONAL FINANCING ARRANGEMENTS

    GENZYME MOLECULAR ONCOLOGY

    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated

                      GENZYME CORPORATION AND SUBSIDIARIES

5. INTERDIVISIONAL FINANCING ARRANGEMENTS (CONTINUED) shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. Genzyme Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology.

    GENZYME TISSUE REPAIR

    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. In September 2000, Genzyme Tissue Repair made another draw of $5.0 million under this arrangement in exchange for 927,488 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. Genzyme Tissue Repair designated shares are authorized shares of Tissue Repair Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds to Genzyme Tissue Repair.

6.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS

    SYNPAC

    In March 2000, Genzyme General recorded $19.5 million as research and development expense, representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to us to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease, produced using a Chinese hamster ovary cell line. In connection with this license, Genzyme General will pay Synpac certain amounts upon the achievement of certain development and commercialization milestones. Genzyme General will also pay Synpac royalties for a specified period of time based on certain percentages of sales.

    PHARMING

    In June 2000, we entered into a strategic alliance agreement with Pharming Group N.V. to share in the development and funding for the commercialization of a human alpha-glucosidase enzyme replacement therapy. Under the agreement, Pharming paid us $250,000 in cash and issued us a $10.0 million 7% Convertible Senior Note due June 1, 2004. This consideration was a reimbursement for 50% of the amounts Genzyme previously paid to Synpac for product development and technology fees and expenses. Accordingly, Genzyme recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000.

    The note issued by Pharming is convertible at any time at our option into fully paid and nonassessable ordinary shares of Pharming. We have allocated our interest in this note to Genzyme General and have classified it as a long-term, related party note receivable as of September 30, 2000.

    CAMBRIDGE ANTIBODY TECHNOLOGY

    In September 2000, we entered into a strategic alliance with an affiliate of Cambridge Antibody Technology Limited to develop and commercialize human monoclonal antibodies directed against

                      GENZYME CORPORATION AND SUBSIDIARIES

6.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED)
TGF-beta for all clinical indications other than ophthalmology. Concurrently, we agreed to make a $20.0 million equity investment in the ordinary shares of Cambridge Antibody Technology Group plc at a price of L44.59 per share, which was a 15% premium over the average market price for the shares for the 20 business days preceding the date of the agreement. In the three month period ended September 30, 2000, we recorded the value of the premium as a charge to research and development expense in our statement of operations. We have allocated our TGF-beta program and our investment in Cambridge Antibody Technology to Genzyme General.

7.  GAIN ON AFFILIATE SALE OF STOCK

    In February 2000, Genzyme Transgenics Corporation, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of a valuation allowance on a deferred tax asset. In September 2000, we recorded an additional gain of $2.4 million on our investment in Genzyme Transgenics as a result of the issuance of additional shares of common stock by Genzyme Transgenics.

8.  GAINS (LOSSES) ON SALE OF EQUITY SECURITIES

    In June 2000, Genzyme General recorded a gain of $5.5 million upon the sale of a portion of its investment in Genzyme Transgenics common stock. During the second quarter of 2000, the tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. In the third quarter of 2000, we recorded a gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. As of September 30, 2000 our ownership interest in Genzyme Transgenics was approximately 26%.

    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of exchange, we recognized a $7.6 million realized gain on the exchange of shares.

9.  SETTLEMENT OF LAWSUIT

    In April 2000, we received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit, which we recorded as other income in our unaudited, consolidated statements of operations for the nine months ended September 30, 2000. The lawsuit, initiated in 1993, pertained to insurance coverage for an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme. We allocated the net proceeds of the settlement of this lawsuit to Genzyme General.

                      GENZYME CORPORATION AND SUBSIDIARIES

10.  TAX PROVISION

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes............  $(15,933)  $(10,395)      53%      $(51,101)  $(27,659)      85%
Tax rate..............................        32%        43%                     31%        43%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the nine months ended September 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced our tax rate for the period by 4.9%.

11.  NET INCOME (LOSS) PER SHARE

    The following table sets forth our computation of basic and diluted earnings per share:

GENZYME GENERAL STOCK:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
Genzyme General net income............................  $50,973    $29,971    $160,272   $ 91,389
Genzyme Surgical Products net loss (1)................       --         --          --    (27,523)
Tax benefit allocated from Genzyme Molecular
  Oncology............................................    2,021      2,016       5,558      6,326
Tax benefit allocated from Genzyme Surgical
  Products............................................    4,424      3,841      11,080     14,191
Tax benefit allocated from Genzyme Tissue Repair......    2,031      2,359       5,211      9,733
                                                        -------    -------    --------   --------
  Net income allocated to Genzyme General
    Stock--basic......................................   59,449     38,187     182,121     94,116

Effect of dilutive securities (net of tax):
  5 1/4% convertible subordinated notes:
    Interest expense..................................    2,285      2,259       6,643      6,208
    Amortization of debt discount and offering costs
      (2).............................................      161        161         472        443
  5% convertible subordinated debentures:
    Interest expense..................................      181        183         531        502
    Amortization of debt offering costs (3)...........       30         30          90         83
                                                        -------    -------    --------   --------
Net income allocated to Genzyme General
  Stock--diluted......................................  $62,106    $40,820    $189,857   $101,352
                                                        =======    =======    ========   ========
Shares used in computing net income per common share--
  basic...............................................   86,380     83,621      85,277     82,741
                                                        -------    -------    --------   --------
Effective of dilutive securities:
  Employee and director stock options.................    3,751      3,743       3,394      3,485

                      GENZYME CORPORATION AND SUBSIDIARIES

11.  NET INCOME (LOSS) PER SHARE (CONTINUED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
  Warrants............................................       --         24          --         27
  5 1/4% convertible subordinated notes...............    6,313      6,313       6,313      6,313
  5% convertible subordinated debentures..............      630        630         630        630
                                                        -------    -------    --------   --------
    Dilutive potential common shares (4)..............   10,694     10,710      10,337     10,455
                                                        =======    =======    ========   ========
Shares used in computing net income per common share--
  diluted (4).........................................   97,074     94,331      95,614     93,196
                                                        =======    =======    ========   ========

Net income per share of Genzyme General Stock:
  Basic...............................................  $  0.69    $  0.46    $   2.14   $   1.14
                                                        =======    =======    ========   ========
  Diluted (4).........................................  $  0.64    $  0.43    $   1.99   $   1.09
                                                        =======    =======    ========   ========

                      GENZYME CORPORATION AND SUBSIDIARIES

11.  NET INCOME (LOSS) PER SHARE (CONTINUED)
------------------------

(1) We created Genzyme Surgical Products on June 28, 1999. Prior to this date, the operations of Genzyme Surgical Products were included in the operations allocated to Genzyme General and, therefore, in the calculation of net income allocated to Genzyme General Stock.

(2) We are amortizing the debt discount and offering costs of approximately $7.0 million over the term of these notes, which mature in June 2005.

(3) We are amortizing the debt offering costs of approximately $0.9 million over the term of these debentures, which mature in August 2003.

(4) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme General Stock during the relevant periods:

                                                      THREE MONTHS           NINE MONTHS
                                                          ENDED                 ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   -------------------   -------------------
                                                     2000       1999       2000       1999
                                                   --------   --------   --------   --------
                                                            (AMOUNTS IN THOUSANDS)
Total shares of Genzyme General Stock issuable
  for options....................................     50       1,680      2,210      1,648
                                                      ==       =====      =====      =====

MOLECULAR ONCOLOGY STOCK:

    In accounting for the acquisition of PharmaGenics, Inc. in June 1997, we recorded a valuation allowance against a $2.9 million tax asset related to acquired net operating losses due to the application of our policy of accounting for income taxes at the divisional level as if each division were a separate taxpayer. As a result, we recorded and allocated to Genzyme Molecular Oncology an additional $2.9 million of goodwill that was not recorded at the consolidated level. The amortization of this goodwill increases the loss allocated to Genzyme Molecular Oncology and, therefore, the loss allocated to Molecular Oncology Stock. This goodwill was fully amortized in the second quarter of 2000.

    For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of

                      GENZYME CORPORATION AND SUBSIDIARIES

11.  NET INCOME (LOSS) PER SHARE (CONTINUED)
Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock.

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares of Molecular Oncology Stock issuable for options.....   1,083      1,618        783      1,592
Warrants to purchase Molecular Oncology Stock...............      10         10         10         10
Shares of Molecular Oncology Stock issuable upon conversion
  of the 5 1/4% convertible subordinated notes..............     682        682        682        682
Genzyme Molecular Oncology designated shares................   1,318        728      1,318        728
                                                               -----      -----      -----      -----
Total shares excluded from the calculation of diluted net
  loss per share of Molecular Oncology Stock................   3,093      3,038      2,793      3,012
                                                               =====      =====      =====      =====

SURGICAL PRODUCTS STOCK:

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

    Basic and diluted net loss per share of Surgical Products Stock is the same. We did not include the securities described in the following table in the computation of Surgical Products Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Surgical Products Stock:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares of Surgical Products Stock issuable for options......     628         --        526         --
Shares of Surgical Products Stock issuable upon conversion
  of the 5 1/4% convertible subordinated notes..............   1,130      1,130      1,130      1,130
Genzyme Surgical Products designated shares (1).............      35         --         35         --
                                                               -----      -----      -----      -----
Total shares excluded from the calculation of diluted net
  loss per share of Surgical Products Stock.................   1,793      1,130      1,691      1,130
                                                               =====      =====      =====      =====

------------------------

(1) Genzyme Surgical Products designated shares are authorized shares of Surgical Products Stock that are not issued and outstanding, but which our board or directors may issue, sell, or distribute without allocating the proceeds to Genzyme Surgical Products.

                      GENZYME CORPORATION AND SUBSIDIARIES

11.  NET INCOME (LOSS) PER SHARE (CONTINUED)
TISSUE REPAIR STOCK:

    For all periods presented, basic and diluted net loss per share of Tissue Repair Stock is the same. We did not include the securities described in the following table in the computation of Tissue Repair Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Tissue Repair Stock:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                       (AMOUNTS IN THOUSANDS)
Shares of Tissue Repair Stock issuable for options..........   2,866      4,198      2,843      3,917
Shares of Tissue Repair Stock issuable upon conversion of 5%
  convertible subordinated note (1).........................      --      3,445         --      3,445
Genzyme Tissue Repair designated shares.....................   3,845      2,260      3,845      2,260
                                                               -----      -----      -----      -----
Total shares excluded from the calculation of diluted net
  loss per share of Tissue Repair Stock.....................   6,711      9,903      6,688      9,622
                                                               =====      =====      =====      =====

------------------------

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

                      GENZYME CORPORATION AND SUBSIDIARIES

12.  SEGMENT REPORTING (CONTINUED)
    Information concerning the operations in these reportable segments is as follows:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Genzyme General:
    Therapeutics....................................  $153,840   $123,492   $436,220   $357,756
    Diagnostic Products.............................    15,824     14,286     46,601     43,933
    Other...........................................    22,343     19,364     66,191     59,274
    Eliminations/Adjustments (1)....................       158        527        473      1,677
                                                      --------   --------   --------   --------
      Total Genzyme General.........................   192,165    157,669    549,485    462,640
  Genzyme Molecular Oncology........................       635        709      4,153      3,455
  Genzyme Surgical Products.........................    29,754     27,385     88,805     81,419
  Genzyme Tissue Repair.............................     4,853      5,682     17,007     14,370
  Eliminations/Adjustments (2)......................       (48)       (30)       (48)       (41)
                                                      --------   --------   --------   --------
      Total.........................................  $227,359   $191,415   $659,402   $561,843
                                                      ========   ========   ========   ========

Net income (loss):
  Net income (loss) allocated to Genzyme General
    Stock:
    Division net income (loss)--Genzyme General:
      Therapeutics..................................  $ 43,050   $ 32,556   $126,565   $ 99,337
      Diagnostic Products...........................       865      1,063      2,395      3,263
      Other.........................................      (260)    (2,630)    (1,056)    (3,958)
      Eliminations/Adjustments (3)..................     7,318     (1,018)    32,368     (7,253)
                                                      --------   --------   --------   --------
    Net income for Genzyme General..................    50,973     29,971    160,272     91,389
    Genzyme Surgical Products net loss (4)..........        --         --         --    (27,523)
    Tax benefits allocated from other Genzyme
      divisions.....................................     8,476      8,216     21,849     30,250
                                                      --------   --------   --------   --------
  Net income allocated to Genzyme General Stock.....    59,449     38,187    182,121     94,116
  Net loss allocated to Molecular Oncology Stock....    (5,504)    (7,559)   (17,924)   (22,777)
  Net loss allocated to Surgical Products Stock.....   (13,936)   (10,953)   (34,346)   (11,833)
  Net loss allocated to Tissue Repair Stock.........    (5,588)    (6,148)   (14,590)   (24,146)
  Eliminations/Adjustments (5)......................        --        251        470        766
                                                      --------   --------   --------   --------
    Total...........................................  $ 34,421   $ 13,778   $115,731   $ 36,126
                                                      ========   ========   ========   ========

------------------------

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(2) Represents the elimination of inter-divisional revenue.

(3) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme

                      GENZYME CORPORATION AND SUBSIDIARIES

12.  SEGMENT REPORTING (CONTINUED)
    General. The nine months ended September 30, 2000 includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics. (See Note 7., "Gain on Affiliate Sale of Stock," above.) In addition, the three and nine months ended September 30, 2000 include net realized gains of $8.5 million and $22.7 million, respectively, resulting from the sale of a portion of our investments in equity securities (See
    Note 8., "Gains (Losses) on Sale of Equity Securities" above.)

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

13.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance which we will refer to as "Biosurgery Stock". We will hold a special meeting of our shareholders on December 15, 2000 at which holders of each of our four series of tracking stock will be asked to approve a charter amendment creating Biosurgery Stock as a new series of tracking stock of Genzyme, and eliminating Tissue Repair Stock and Surgical Products Stock.

    In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. We will account for the combination of Genzyme Surgical Products and Genzyme Tissue Repair using the historical basis for each division because the combination of these two divisions is considered a re-allocation of assets and liabilities within Genzyme.

    We will account for the acquisition of Biomatrix as a purchase. Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

                      GENZYME CORPORATION AND SUBSIDIARIES

13.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY
(CONTINUED)
    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final joint proxy statement/prospectus dated November 3, 2000, which we filed with the SEC on November 6, 2000.

14.  ACQUISITION OF GELTEX PHARMACEUTICALS, INC.

    On September 11, 2000, we entered into an agreement to acquire GelTex Pharmaceuticals, Inc. In connection with the merger, GelTex shareholders will receive 0.7272 of a share of Genzyme General Stock or $47.50 in cash for each GelTex share owned, subject to proration to maintain the cash portion of the consideration at 50%, approximately $509.4 million. We will account for the merger as a purchase. The merger, which we expect to close by the end of 2000, is subject to:

    - approval by GelTex's shareholders;

    - clearance under federal antitrust laws; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final proxy statement/prospectus for the merger dated November 9, 2000, which we filed with the SEC on November 13, 2000.

15.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137 and
SFAS 138, is effective for our fiscal year beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, as amended, and have not yet made a determination of the impact SFAS 133 will have on our consolidated results of operations and financial position.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 will be effective in the fourth quarter of 2000. We are currently evaluating the guidance provided in SAB 101 and do not expect its application to have a material effect on our financial statements.

16.  SUBSEQUENT EVENTS

    PURDUE PHARMA

    In October 2000, we entered into an arrangement with Purdue Pharma L.P. relating to the discovery and development of cancer antigens. Under this arrangement, we received approximately

                      GENZYME CORPORATION AND SUBSIDIARIES

16.  SUBSEQUENT EVENTS (CONTINUED)
$12 million in cash, in the form of an up-front fee, research funding and an equity investment, and will receive approximately $9 million in committed research funding over the next three years. The equity portion of this arrangement provided for two affiliates of Purdue Pharma to purchase an aggregate of 532,066 shares of Molecular Oncology Stock at a premium to the market price for those shares. We allocate our antigen discovery program to Genzyme Molecular Oncology.

    ATIII LLC

    In November 2000, we entered into a non-binding letter of intent with Genzyme Transgenics pursuant to which Genzyme Transgenics will acquire our rights in Europe and the Americas for recombinant human antithrombin III. We currently hold these rights through our 50% ownership interest in ATIII LLC, the joint venture we formed with Genzyme Transgenics in 1998. Our 50% ownership interest is currently allocated to Genzyme General. Our board of directors and the board of directors of Genzyme Transgenics have to approve the transaction in order for the transfer of rights to occur. The transaction is also subject to the companies' ability to successfully negotiate definitive agreements and other customary closing conditions. We expect to complete this transaction by the end of 2000.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenues:
  Net product sales.........................................  $176,891   $142,860   $503,700   $418,401
  Net service sales.........................................    15,115     14,270     45,296     42,696
  Revenues from research and development contracts:
    Related parties.........................................        --        350        245      1,262
    Other...................................................       159        189        244        281
                                                              --------   --------   --------   --------
      Total revenues........................................   192,165    157,669    549,485    462,640
                                                              --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold.....................................    45,190     27,603    114,461     82,706
  Cost of services sold.....................................     9,165      8,834     26,937     26,622
  Selling, general and administrative.......................    41,780     36,388    122,974    114,446
  Research and development (including research and
    development related to contracts).......................    25,567     22,884     83,701     68,896
  Amortization of intangibles...............................     1,983      1,978      5,962      6,081
  Charge for in-process technology..........................        --      5,436         --      5,436
                                                              --------   --------   --------   --------
    Total operating costs and expenses......................   123,685    103,123    354,035    304,187
                                                              --------   --------   --------   --------

Operating income............................................    68,480     54,546    195,450    158,453
                                                              --------   --------   --------   --------

Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........   (11,420)    (9,352)   (30,866)   (24,077)
  Investment income.........................................    11,072      6,970     27,798     23,713
  Interest expense..........................................    (4,647)    (5,445)   (11,639)   (15,631)
  Minority interest.........................................       977        843      3,185      2,573
  Gain on affiliate sale of stock...........................     2,419      1,164     22,689      1,770
  Gain on sale of product line..............................        --        518         --      8,018
  Gain on sale of equity securities.........................     8,544         --     22,709      1,963
  Charge for impaired investment............................        --         --         --     (5,487)
  Other.....................................................       (43)        --      5,110         --
                                                              --------   --------   --------   --------
    Total other income (expenses)...........................     6,902     (5,302)    38,986     (7,158)
                                                              --------   --------   --------   --------

Income before income taxes..................................    75,382     49,244    234,436    151,295
Provision for income taxes..................................   (24,409)   (19,273)   (74,164)   (59,906)
                                                              --------   --------   --------   --------
Division net income.........................................  $ 50,973   $ 29,971   $160,272   $ 91,389
                                                              ========   ========   ========   ========

Comprehensive income, net of tax:
  Division net income.......................................  $ 50,973   $ 29,971   $160,272   $ 91,389
                                                              --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................   (10,340)     6,463    (20,737)    (7,349)
                                                              --------   --------   --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains arising during the period............    44,394     18,871     51,179     17,982
      Reclassification adjustment for (gains) losses
        included in division net income.....................        --         --     (5,501)     1,945
                                                              --------   --------   --------   --------
    Unrealized gains on securities, net.....................    44,394     18,871     45,678     19,927
                                                              --------   --------   --------   --------
  Other comprehensive income................................    34,054     25,334     24,941     12,578
                                                              --------   --------   --------   --------
Comprehensive income........................................  $ 85,027   $ 55,305   $185,213   $103,967
                                                              ========   ========   ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $  176,316      $   94,523
  Short-term investments....................................      100,288         214,240
  Accounts receivable, net..................................      157,931         141,949
  Inventories...............................................       83,621          84,384
  Prepaid expenses and other current assets.................       26,728          17,632
  Due from Genzyme Molecular Oncology.......................        4,088           3,793
  Due from Genzyme Surgical Products........................        9,226           6,406
  Due from Genzyme Tissue Repair............................        1,272             683
  Deferred tax asset--current...............................       41,441          41,195
                                                               ----------      ----------
    Total current assets....................................      600,911         604,805
Property, plant and equipment, net..........................      380,474         362,548
Long-term investments.......................................      415,301         205,142
Notes receivable--related party.............................       10,175           6,603
Intangibles, net............................................       68,938          75,370
Deferred tax assets--noncurrent.............................           --          19,844
Investment in equity securities.............................      186,883          94,719
Other.......................................................       46,544          30,552
                                                               ----------      ----------
    Total assets............................................   $1,709,226      $1,399,583
                                                               ==========      ==========

                             LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................   $   17,648      $   23,229
  Accrued expenses..........................................       80,406          62,514
  Income taxes payable......................................       51,778          27,946
  Deferred revenue..........................................        4,404           3,475
  Current portion of long-term debt and capital lease
    obligations.............................................           23              80
                                                               ----------      ----------
    Total current liabilities...............................      154,259         117,244

Long-term debt and capital lease obligations................           62              --
Convertible subordinated notes and debentures...............      273,415         272,622
Deferred tax liability......................................        8,797              --
Other.......................................................        2,789           2,103
                                                               ----------      ----------
    Total liabilities.......................................      439,322         391,969

Division equity.............................................    1,269,904       1,007,614
                                                               ----------      ----------
    Total liabilities and division equity...................   $1,709,226      $1,399,583
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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income.......................................  $ 160,272   $  91,389
  Reconciliation of division net income to net cash provided by operating activities:
    Depreciation and amortization...........................     32,834      33,553
    Provision for bad debts.................................      5,303      10,683
    Note received from related party and related accrued
     interest...............................................    (10,175)         --
    Equity in net loss of unconsolidated affiliates.........     30,866      24,077
    Minority interest in net loss of subsidiary.............     (3,185)     (2,573)
    Gain on affiliate sale of stock.........................    (22,689)     (1,770)
    Gain on sale of product line............................         --      (8,018)
    Gain on sale of equity securities.......................    (22,709)     (1,963)
    Charge for impaired investment..........................         --       5,487
    Charge for in-process research and development..........         --       5,436
    Deferred income tax expense.............................      5,882          --
    Other...................................................        722         763
    Increase (decrease) in cash from working capital
     changes:
      Accounts receivable...................................    (28,776)     (6,289)
      Inventories...........................................     (7,813)     (1,939)
      Prepaid expenses and other current assets.............       (813)      7,839
      Due from other Genzyme divisions......................     (3,839)    (12,494)
      Accounts payable, accrued expenses, income taxes
       payable and deferred revenue.........................     35,600      44,110
                                                              ---------   ---------
      Net cash provided by operating activities.............    171,480     188,291
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (389,549)   (342,087)
  Sales and maturities of investments.......................    298,344     342,010
  Proceeds from sale of equity securities...................     15,773      11,090
  Purchase of property, plant and equipment.................    (49,973)    (32,598)
  Acquisitions, net of acquired cash and assumed
    liabilities.............................................       (342)     (6,500)
  Investments in unconsolidated affiliates..................         --     (13,700)
  Investments in joint ventures.............................    (19,639)    (28,912)
  Repayment of notes receivable.............................         --       8,360
  Proceeds from sale of product line........................         --       5,000
  Other.....................................................      3,161         915
                                                              ---------   ---------
      Net cash used in investing activities.................   (142,225)    (56,422)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General
    Stock...................................................     80,064      55,537
  Payments of debt and capital lease obligations............         --      (3,525)
  Net cash allocated to Genzyme Surgical Products...........         --     (50,827)
  Net cash allocated to Genzyme Tissue Repair...............    (24,910)    (29,984)
  Other.....................................................      1,276       3,444
                                                              ---------   ---------
      Net cash provided by (used in) financing activities...     56,430     (25,355)
                                                              ---------   ---------

Effect of exchange rate changes on cash.....................     (3,892)     (2,890)
                                                              ---------   ---------

Increase in cash and cash equivalents.......................     81,793     103,624
Cash and cash equivalents at beginning of period............     94,523     100,012
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 176,316   $ 203,636
                                                              =========   =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme General for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Exhibit 99.1 to our 1999 Form 10-K. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform with our 2000 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme General included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of the results for future periods.

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

2.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................     $23,770         $24,057
Work-in-process.....................................      38,918          40,592
Finished products...................................      20,933          19,735
                                                         -------         -------
    Total...........................................     $83,621         $84,384
                                                         =======         =======

3.  INTERDIVISIONAL FINANCING ARRANGEMENTS

    GENZYME MOLECULAR ONCOLOGY

    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. As of September 30, 2000, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  INTERDIVISIONAL FINANCING ARRANGEMENTS (CONTINUED)
    GENZYME TISSUE REPAIR

    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair designated shares. In September 2000, Genzyme Tissue Repair made a subsequent draw of $5.0 million under this interdivisional financing arrangement in exchange for 927,488 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before the draw. As of September 30, 2000, $10.0 million remained available to Genzyme Tissue Repair under this arrangement.

4.  LICENSE AND STRATEGIC ALLIANCE AGREEMENTS

    SYNPAC

    In March 2000, Genzyme General recorded $19.5 million as research and development expense, representing the initial amounts payable to Synpac (North Carolina), Inc. under a license granted by Synpac to us to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease produced using a Chinese hamster ovary cell line. In connection with this license, Genzyme General will pay Synpac certain amounts upon the achievement of certain development and commercialization milestones. Genzyme General will also pay Synpac royalties for a specified period of time based on certain percentages of sales.

    PHARMING

    In June 2000, we entered into a strategic alliance agreement with Pharming Group N.V. to share in the development and funding for the commercialization of a human alpha-glucosidase enzyme replacement therapy. Under the agreement, Pharming paid us $250,000 in cash and issued us a $10.0 million 7% Convertible Senior Note due June 1, 2004. This consideration was a reimbursement for 50% of the amounts Genzyme previously paid to Synpac for product development and technology fees and expenses. Accordingly, Genzyme recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000.

    The note issued by Pharming is convertible at any time at our option into fully paid and nonassessable ordinary shares of Pharming. We have allocated our interest in this note to Genzyme General and have classified it as a long-term, related party note receivable as of September 30, 2000.

    CAMBRIDGE ANTIBODY TECHNOLOGY

    In September 2000, we entered into a strategic alliance with an affiliate of Cambridge Antibody Technology Limited to develop and commercialize human monoclonal antibodies directed against TGF-beta for all clinical indications other than ophthalmology. Concurrently, we agreed to make a $20.0 million equity investment in the ordinary shares of Cambridge Antibody Technology Group plc at a price of L44.59 per share, which was a 15% premium over the average market price for the shares for the 20 business days preceding the date of the agreement. In the three month period ended September 30, 2000, we recorded the value of the premium as a charge to research and development

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

4. LICENSE AND STRATEGIC ALLIANCE AGREEMENTS (CONTINUED) expense in our statement of operations. We have allocated our TGF-beta program and our investment in Cambridge Antibody Technology to Genzyme General.

5.  GAIN ON AFFILIATE SALE OF STOCK

    In February 2000, Genzyme Transgenics Corporation, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of a valuation allowance on a deferred tax asset. In September 2000, we recorded an additional gain of $2.4 million on our investment in Genzyme Transgenics as a result of the issuance of additional shares of common stock by Genzyme Transgenics.

6.  GAINS (LOSSES) ON SALE OF EQUITY SECURITIES

    In June 2000, Genzyme General recorded a gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. During the second quarter of 2000, the tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. In the third quarter of 2000, we recorded a gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. As of September 30, 2000 our ownership interest in Genzyme Transgenics was approximately 26%.

    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of exchange, Genzyme General recognized a $7.6 million realized gain on the exchange of shares.

7.  SETTLEMENT OF LAWSUIT

    In April 2000, we received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit. We allocated these proceeds to Genzyme General and recorded them as other income in Genzyme General's unaudited, combined statements of operations for the nine months ended September 30, 2000. The lawsuit, initiated in 1993, pertained to insurance coverage for an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme General.

8.  TAX PROVISION

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2000       1999      % CHANGE      2000       1999      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes...............  $(24,409)  $(19,273)     27%       $(74,164)  $(59,906)     24%
Effective tax rate.......................       32%        39%                     32%        40%

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

8.  TAX PROVISION (CONTINUED)
    Genzyme General's tax rates for both periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the nine months ended September 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced Genzyme General's tax rate for the period by 3.5%.

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

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

9.  SEGMENT REPORTING (CONTINUED)
    Information concerning the operations in these reportable segments is as follows:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Therapeutics......................................  $153,840   $123,492   $436,220   $357,756
  Diagnostic Products...............................    15,824     14,286     46,601     43,933
  Other.............................................    22,343     19,364     66,191     59,274
  Eliminations/Adjustments (1)......................       158        527        473      1,677
                                                      --------   --------   --------   --------
    Total...........................................  $192,165   $157,669   $549,485   $462,640
                                                      ========   ========   ========   ========
Division net income:
  Therapeutics......................................  $ 43,050   $ 32,556   $126,565   $ 99,337
  Diagnostic Products...............................       865      1,063      2,395      3,263
  Other.............................................      (260)    (2,630)    (1,056)    (3,958)
  Eliminations/Adjustments (1)......................     7,318     (1,018)    32,368     (7,253)
                                                      --------   --------   --------   --------
    Total...........................................  $ 50,973   $ 29,971   $160,272   $ 91,389
                                                      ========   ========   ========   ========

------------------------

(1) Includes primarily amounts related to Genzyme General's corporate research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. Division net income for the nine months ended September 30, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics, (See Note 5., "Gain on Affiliate Sale of Stock" above.) In addition, the three and nine months ended September 30, 2000 include
    $8.5 million and $22.7 million, respectively, of net gains resulting from the sale of a portion of our investments in equity securities (See Note 6., "Gains (Losses) on Sale of Equity Securities" above.)

There has been no material change in segment assets since December 31, 1999.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

10.  ACQUISITION OF GELTEX PHARMACEUTICALS, INC.

    On September 11, 2000, we entered into an agreement to acquire GelTex Pharmaceuticals, Inc. In connection with the merger, GelTex shareholders will receive 0.7272 of a share of Genzyme General Stock or $47.50 in cash for each GelTex share owned, subject to proration to maintain the cash portion of the consideration at 50%, approximately $509.4 million. We will account for the merger as a purchase. The merger, which we expect to close by the end of 2000, is subject to:

    - approval by GelTex's shareholders;

    - clearance under federal antitrust laws; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final proxy statement/prospectus for the merger dated November 9, 2000, which we filed with the SEC on November 13, 2000.

11.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included information regarding the impact that recently issued accounting standards will have on our financial statements in Note 15., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate into this note.

12.  SUBSEQUENT EVENTS

    ATIII LLC

    In November 2000, we entered into a non-binding letter of intent with Genzyme Transgenics pursuant to which Genzyme Transgenics will acquire our rights in Europe and the Americas for recombinant human antithrombin III. We currently hold these rights through our 50% ownership interest in ATIII LLC, the joint venture we formed with Genzyme Transgenics in 1998. Our 50% ownership interest is currently allocated to Genzyme General. Our board of directors and the board of directors of Genzyme Transgenics have to approve the transaction in order for the transfer of rights to occur. The transaction is also subject to the companies' ability to successfully negotiate definitive agreements and other customary closing conditions. We expect to complete this transaction by the end of 2000.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                       -----------------------   -------------------
                                                         2000           1999       2000       1999
                                                       --------       --------   --------   --------
Revenues:
  Royalty and licensing revenue......................  $   635        $   709    $  4,153   $  1,448
  Revenue from research and development contracts--
    related party....................................       --             --          --        496
  Service revenue....................................       --             --          --      1,500
  Service revenue--related party.....................       --             --          --         11
                                                       -------        -------    --------   --------
    Total revenues...................................      635            709       4,153      3,455
                                                       -------        -------    --------   --------

Operating costs and expenses:
  Cost of research and development, royalty and
    licensing revenue................................      104             62         299        568
  Cost of service revenues...........................       --             --          --        506
  Selling, general and administrative................    1,311          1,168       4,289      4,205
  Research and development...........................    5,120          3,815      13,772     12,448
  Amortization of intangibles........................       --          2,956       5,420      8,869
                                                       -------        -------    --------   --------
    Total operating costs and expenses...............    6,535          8,001      23,780     26,596
                                                       -------        -------    --------   --------

Operating loss.......................................   (5,900)        (7,292)    (19,627)   (23,141)
                                                       -------        -------    --------   --------

Other income (expenses):
  Equity in net loss of joint venture................       --         (1,023)         --     (2,030)
  Investment income..................................      412             99         662        416
  Interest expense...................................      (16)            (5)       (173)        (8)
                                                       -------        -------    --------   --------
    Total other income (expense).....................      396           (929)        489     (1,622)
                                                       -------        -------    --------   --------

Loss before income taxes.............................   (5,504)        (8,221)    (19,138)   (24,763)
Tax benefit..........................................       --            662       1,214      1,986
                                                       -------        -------    --------   --------

Division net loss....................................  $(5,504)       $(7,559)   $(17,924)  $(22,777)
                                                       =======        =======    ========   ========

Comprehensive loss, net of tax:
  Division net loss..................................  $(5,504)       $(7,559)   $(17,924)  $(22,777)
  Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities arising
      during the period..............................       --             --          --         --
                                                       -------        -------    --------   --------
Comprehensive loss...................................  $(5,504)       $(7,559)   $(17,924)  $(22,777)
                                                       =======        =======    ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 7,763         $ 3,587
  Short term investments....................................      15,852              --
  Accounts receivable.......................................         142              --
  Prepaid expenses and other current assets.................         271             218
                                                                 -------         -------
    Total current assets....................................      24,028           3,805
Equipment, net..............................................         667             467
Intangibles, net............................................          --           5,420
                                                                 -------         -------
    Total assets............................................     $24,695         $ 9,692
                                                                 =======         =======
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accrued expenses..........................................     $ 1,589         $   676
  Due to Genzyme General....................................       4,088           3,793
  Deferred revenue..........................................         436             225
  Current portion of long-term debt and capital lease
    obligation..............................................         105           5,000
                                                                 -------         -------
    Total current liabilities...............................       6,218           9,694
  Deferred tax liability....................................          --           1,213
  Long-term capital lease obligations.......................         210              --
                                                                 -------         -------
    Total liabilities.......................................       6,428          10,907
Division equity.............................................      18,267          (1,215)
                                                                 -------         -------
Total liabilities and division equity.......................     $24,695         $ 9,692
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

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(17,924)  $(22,777)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,536      9,063
    Equity in net loss of joint venture.....................        --      2,030
    Deferred tax benefit....................................    (1,214)    (1,986)
    Other...................................................      (291)       (34)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................      (142)     5,675
      Prepaid expenses and other current assets.............       (53)        49
      Accrued expenses, payable to joint venture, deferred
        revenue.............................................     1,124       (923)
      Due to Genzyme General................................       295     (1,600)
                                                              --------   --------
        Net cash used in operating activities...............   (12,669)   (10,503)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (25,283)        --
  Sales and maturities of investments.......................     9,722      1,022
  Acquisitions of equipment.................................        --        (43)
  Sale of equipment.........................................        --        188
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................   (15,561)     1,167
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Molecular Oncology
    Stock...................................................    22,406        155
  Repayments of debt........................................    (5,000)        --
  Net cash allocated from Genzyme General...................    15,000         --
  Other.....................................................        --         (2)
                                                              --------   --------
        Net cash provided by financing activities...........    32,406        153
                                                              --------   --------

Increase (decrease) in cash and cash equivalents............     4,176     (9,183)
Cash and cash equivalents at beginning of period............     3,587     10,868
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  7,763   $  1,685
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Exhibit 99.1 to our 1999
Form 10-K. These combined financial statements are prepared using amounts included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to the 2000 presentation.

    These financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

2.  OFFERING OF MOLECULAR ONCOLOGY STOCK

    Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, as amended, in July 2000 we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering, which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

3.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In April 2000, Genzyme Molecular Oncology drew $15.0 million of cash under its interdivisional financing arrangement with Genzyme General in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price of Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes. As of September 30, 2000, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement.

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

                           GENZYME MOLECULAR ONCOLOGY

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5.  SUBSEQUENT EVENT

    PURDUE PHARMA

    In October 2000, we entered into an arrangement with Purdue Pharma L.P. relating to the discovery and development of cancer antigens. Under this arrangement, we received approximately $12 million in cash, in the form of an up-front fee, research funding and an equity investment, and will receive approximately $9 million in committed research funding over the next three years. The equity portion of this arrangement provided for two affiliates of Purdue Pharma to purchase an aggregate of 532,066 shares of Molecular Oncology Stock at a premium to the market price for those shares. We allocate our antigen discovery program to Genzyme Molecular Oncology.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Total revenues.......................................  $ 29,754   $ 27,385   $ 88,805   $ 81,419
                                                       --------   --------   --------   --------
Operating costs and expenses:
  Cost of products sold..............................    18,539     16,798     51,170     50,081
  Selling, general and administrative................    17,772     15,114     51,214     46,893
  Research and development...........................     7,215      7,131     21,187     21,716
  Amortization of intangibles........................     1,426      1,445      4,279      4,306
                                                       --------   --------   --------   --------
    Total operating costs and expenses...............    44,952     40,488    127,850    122,996
                                                       --------   --------   --------   --------
Operating loss.......................................   (15,198)   (13,103)   (39,045)   (41,577)
                                                       --------   --------   --------   --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates....        --        (32)        --        (32)
  Investment income..................................     1,228      2,125      4,619      2,188
  Interest expense...................................        --         (1)        (1)       (36)
  Other..............................................        34         58         81        101
                                                       --------   --------   --------   --------
    Total other income (expenses)....................     1,262      2,150      4,699      2,221
                                                       --------   --------   --------   --------
Division net loss....................................  $(13,936)  $(10,953)  $(34,346)  $(39,356)
                                                       ========   ========   ========   ========
Comprehensive loss, net of tax:
  Division net loss..................................  $(13,936)  $(10,953)  $(34,346)  $(39,356)
                                                       --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.........        62         --         93         --
    Unrealized losses on securities arising during
      the period.....................................      (268)        (2)    (4,050)      (630)
                                                       --------   --------   --------   --------
  Other comprehensive loss...........................      (206)        (2)    (3,957)      (630)
                                                       --------   --------   --------   --------
Comprehensive loss...................................  $(14,142)  $(10,955)  $(38,303)  $(39,986)
                                                       ========   ========   ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 25,898        $ 22,673
  Short-term investments....................................      48,787          41,606
  Accounts receivable, net..................................      20,892          19,886
  Inventories...............................................      37,990          30,491
  Prepaid expenses and other current assets.................       1,853             815
                                                                --------        --------
    Total current assets....................................     135,420         115,471
Property, plant and equipment, net..........................      17,621          17,621
Long-term investments.......................................      12,504          61,846
Intangibles, net............................................     168,405         172,833
Investment in equity securities.............................       3,651           3,140
Acquisition costs...........................................       4,405              --
Other.......................................................         245              13
                                                                --------        --------
    Total assets............................................    $342,251        $370,924
                                                                ========        ========
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,145        $  3,562
  Accrued expenses..........................................      11,409           7,038
  Due to Genzyme General....................................       9,226           6,406
                                                                --------        --------
    Total current liabilities...............................      25,780          17,006
Division equity.............................................     316,471         353,918
                                                                --------        --------
    Total liabilities and division equity...................    $342,251        $370,924
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

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(34,346)  $(39,356)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     6,707      5,860
    Provision for bad debts.................................       223        250
    Other...................................................     1,615      1,033
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (1,229)    (1,227)
      Inventories...........................................    (7,499)    (9,063)
      Prepaid expenses and other current assets.............    (1,038)     1,105
      Accounts payable and accrued expenses.................     5,954      2,928
      Due to Genzyme General................................     2,820     13,676
                                                              --------   --------
        Net cash used in operating activities...............   (26,793)   (24,794)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (84,084)   (15,161)
  Sales and maturities of investments.......................   125,084     25,130
  Purchase of equity securities.............................    (5,000)        --
  Purchase of plant and equipment...........................    (2,236)    (2,313)
  Acquisition costs.........................................    (4,405)        --
  Other.....................................................      (290)       230
                                                              --------   --------
        Net cash provided by investing activities...........    29,069      7,886
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Surgical Products
    Stock...................................................       856         --
  Net cash allocated from Genzyme General...................        --     50,827
  Other.....................................................        --        (10)
                                                              --------   --------
        Net cash provided by financing activities...........       856     50,817

Effect of exchange rate changes on cash.....................        93         --
                                                              --------   --------
Increase in cash and cash equivalents.......................     3,225     33,909
Cash and cash equivalents at beginning of period............    22,673         --
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 25,898   $ 33,909
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION
               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    We established Genzyme Surgical Products as a separate division of Genzyme in June 1999. The business of Genzyme Surgical Products previously operated as a business unit of Genzyme General. These unaudited, combined financial statements reflect the allocated financial position, results of operations and cash flows of Genzyme Surgical Products as if it had been accounted for as a separate division of Genzyme for all periods presented.

    The unaudited, combined financial statements of Genzyme Surgical Products for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Surgical Products. We also allocate a portion of our corporate operations to Genzyme Surgical Products using methods described in our allocation policy included in Exhibit 99.1 to our 1999
Form 10-K. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Surgical Products following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 1999 data to conform to our 2000 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Surgical Products' financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Surgical Products included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

2.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................     $20,730         $15,473
Work-in-process.....................................       2,292           2,029
Finished products...................................      14,968          12,989
                                                         -------         -------
    Total...........................................     $37,990         $30,491
                                                         =======         =======

3.  INVESTMENT IN FOCAL, INC.

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

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION
         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

4.  SEGMENT INFORMATION

    We present segment information in a manner consistent with the method we use to report this information to our management. Genzyme Surgical Products has two reportable segments:

    - Cardiovascular Surgery, which includes chest drainage and fluid management systems, a lung sealant product for thoracic surgery, and instruments and closures used in coronary artery bypass, valve replacement, and other cardiothoracic surgeries; and

    - General Surgery, which includes surgical instruments for general surgery, and Sepra Film-Registered Trademark- bioresorbable membrane and other biomaterials to limit post-surgical adhesions.

    Information concerning the operations in these reportable segments is as follows:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Cardiovascular Surgery................  $18,803    $19,552    $58,239    $56,985
  General Surgery.......................    8,136      5,811     22,497     17,946
  Other.................................    2,815      2,022      8,069      6,488
                                          -------    -------    -------    -------
    Total...............................  $29,754    $27,385    $88,805    $81,419
                                          =======    =======    =======    =======

Gross Profit:
  Cardiovascular Surgery................  $ 6,773    $ 8,094    $23,493    $23,128
  General Surgery.......................    3,492      1,795     10,021      6,285
  Other.................................      950        698      4,121      1,925
                                          -------    -------    -------    -------
    Total...............................  $11,215    $10,587    $37,635    $31,338
                                          =======    =======    =======    =======

    The other category includes amounts attributable primarily to our products for plastic surgery and products sold to original equipment manufacturers.

    There has been no material change in segment assets since December 31, 1999.

5.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance which we will refer to as "Biosurgery Stock". We will hold a special meeting of our shareholders on December 15, 2000 at which holders of each of our four series of tracking stock will be asked to approve a charter amendment creating Biosurgery Stock as a new series of tracking stock of Genzyme, and eliminating Tissue Repair Stock and Surgical Products Stock.

    In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in

                           GENZYME SURGICAL PRODUCTS
                       A DIVISION OF GENZYME CORPORATION
         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5. ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY (CONTINUED) exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. We will account for the combination of Genzyme Surgical Products and Genzyme Tissue Repair using the historical basis for each division because the combination of these two divisions is considered a re-allocation of assets and liabilities within Genzyme.

    We will account for the acquisition of Biomatrix as a purchase. Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final joint proxy statement/prospectus dated November 3, 2000, which we filed with the SEC on November 6, 2000.

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

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Total revenues.........................................  $ 4,853    $ 5,682    $ 17,007   $ 14,370
                                                         -------    -------    --------   --------
Operating costs and expenses:
  Cost of services sold................................    2,903      3,558       8,949      9,777
  Selling, general and administrative..................    5,516      5,978      16,881     18,407
  Research and development.............................    1,720      2,033       5,043      6,004
                                                         -------    -------    --------   --------
    Total operating costs and expenses.................   10,139     11,569      30,873     34,188
                                                         -------    -------    --------   --------
Operating loss.........................................   (5,286)    (5,887)    (13,866)   (19,818)
                                                         -------    -------    --------   --------
Other income (expenses):
  Equity in net loss of joint venture..................       --         --          --     (3,368)
  Investment income....................................       46        210         254        375
  Interest expense.....................................     (347)      (471)       (972)    (1,335)
  Other................................................       (1)        --          (6)        --
                                                         -------    -------    --------   --------
    Total other income (expenses)......................     (302)      (261)       (724)    (4,328)
                                                         -------    -------    --------   --------
Division net loss......................................  $(5,588)   $(6,148)   $(14,590)  $(24,146)
                                                         =======    =======    ========   ========
Comprehensive loss, net of tax:
  Division net loss....................................  $(5,588)   $(6,148)   $(14,590)  $(24,146)
                                                         -------    -------    --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments...........        5         --          16         --
                                                         -------    -------    --------   --------
  Other comprehensive income...........................        5         --          16         --
                                                         -------    -------    --------   --------
Comprehensive loss.....................................  $(5,583)   $(6,148)   $(14,574)  $(24,146)
                                                         =======    =======    ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 5,591         $ 9,373
  Accounts receivable, net..................................       4,814           4,968
  Inventories...............................................       2,267           2,394
  Other current assets......................................         317             253
                                                                 -------         -------
    Total current assets....................................      12,989          16,988
Property, plant and equipment, net..........................       1,868           2,545
Other.......................................................         103             115
                                                                 -------         -------
    Total assets............................................     $14,960         $19,648
                                                                 =======         =======
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................     $   469         $ 1,062
  Accrued expenses..........................................       2,137           3,131
  Due to Genzyme General....................................       1,272             683
                                                                 -------         -------
    Total current liabilities...............................       3,878           4,876
Long-term debt..............................................      18,000          18,000
Other.......................................................         115             227
                                                                 -------         -------
    Total liabilities.......................................      21,993          23,103
Division equity.............................................      (7,033)         (3,455)
                                                                 -------         -------
    Total liabilities and division equity...................     $14,960         $19,648
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

                             GENZYME TISSUE REPAIR
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(14,590)  $(24,146)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       767        985
    Provision for bad debts.................................        48         11
    Equity in net loss of joint venture.....................        --      3,368
    Other...................................................       178         --
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................        94     (1,645)
      Inventories...........................................       127        250
      Other current assets..................................       (66)       660
      Accounts payable and accrued expenses.................    (1,720)       641
      Due to Genzyme General................................       724        418
                                                              --------   --------
        Net cash used in operating activities...............   (14,438)   (19,458)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture...............................        --     (3,595)
  Purchase of equipment.....................................       (54)      (648)
  Other.....................................................        13         34
                                                              --------   --------
        Net cash used in investing activities...............       (41)    (4,209)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Tissue Repair Stock,
    net.....................................................       796        740
  Payments of debt and capital lease obligations............        --       (144)
  Cash allocated from Genzyme General.......................     9,910     29,984
  Other.....................................................        --       (112)
                                                              --------   --------
        Net cash provided by financing activities...........    10,706     30,468
                                                              --------   --------

Effect of exchange rate changes on cash.....................        (9)        --
                                                              --------   --------

Increase (decrease) in cash and cash equivalents............    (3,782)     6,801
Cash and cash equivalents at beginning of period............     9,373      7,732
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  5,591   $ 14,533
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                             GENZYME TISSUE REPAIR

                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Tissue Repair for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Tissue Repair. We also allocate a portion of our corporate operations to Genzyme Tissue Repair using methods described in our allocation policy included in Exhibit 99.1 to our 1999 Form 10-K. These combined financial statements are prepared using amounts included in our consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Tissue Repair following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Tissue Repair's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Tissue Repair included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim statements may not be indicative of the results for future periods.

2.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................     $  363          $  428
Work-in-process.....................................      1,894           1,938
Finished goods......................................         10              28
                                                         ------          ------
  Total.............................................     $2,267          $2,394
                                                         ======          ======

3.  DIACRIN JOINT VENTURE

    In May 1999, we re-allocated our ownership interest in Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases, from Genzyme Tissue Repair to Genzyme General in exchange for $25.0 million in cash. In connection with the re-allocation, it was agreed that Genzyme Tissue Repair would be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5% if the joint venture had not initiated a phase 3 clinical trial of NeuroCell-TM--PD by December 31, 2000. In
October 2000, our board of directors extended the milestone timeline to initiate a phase 3 clinical trial of NeuroCell-TM--PD from December 31, 2000 to June 30, 2001. The milestone date and related financial obligation were extended to enable the companies to extend the current blinded phase 2 clinical trial to 18 months from 12 months and allow investigators time to complete and review the results of the trial. If the milestone is not met, any required refund may be paid to Genzyme General in cash, Genzyme Tissue Repair designated shares, or a combination of both, at Genzyme Tissue Repair's option.

4.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In March 2000, Genzyme Tissue Repair made a $5.0 million draw under its interdivisional financing arrangement with Genzyme General in exchange for 765,169 Genzyme Tissue Repair

                             GENZYME TISSUE REPAIR

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

4. INTERDIVISIONAL FINANCING ARRANGEMENT (CONTINUED) designated shares. In September 2000, Genzyme Tissue Repair made a subsequent draw of $5.0 million under this interdivisional financing arrangement in exchange for 927,488 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before each draw. The funds will be used for Genzyme Tissue Repair's operating needs. As of September 30, 2000,
$10.0 million remained available to Genzyme Tissue Repair under this arrangement.

5.  ACQUISITION OF BIOMATRIX, INC. AND FORMATION OF GENZYME BIOSURGERY

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance which we will refer to as "Biosurgery Stock". We will hold a special meeting of our shareholders on December 15, 2000 at which holders of each of our series of four tracking stock will be asked to approve a charter amendment creating Biosurgery Stock as a new series of tracking stock of Genzyme, and eliminating Tissue Repair Stock and Surgical Products Stock.

    In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. We will account for the combination of Genzyme Surgical Products and Genzyme Tissue Repair using the historical basis for each division because the combination of these two divisions is considered a re-allocation of assets and liabilities within Genzyme.

    We will account for the acquisition of Biomatrix as a purchase. Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final joint proxy statement/prospectus dated November 3, 2000, which we filed with the SEC on November 6, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements. These forward-looking statements represent the expectations of our management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in this Form 10-Q under the heading "Note Regarding Forward-Looking Statements" and in Exhibit 99.2, "Factors Affecting Future Operating Results," to our 1999
Form 10-K. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

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

    The greater segregation of assets, liabilities and earnings (losses) resulting from the creation of Genzyme Molecular Oncology and Genzyme Surgical Products is a trend that we do not expect to continue. As discussed below, Genzyme Surgical Products and Genzyme Tissue Repair will be combined into Genzyme Biosurgery upon the completion of the Biomatrix acquisition, reducing the segregation of assets among our divisions and reducing the number of series of our common stock outstanding. As market or competitive conditions warrant, we may create new series of tracking stock or change our earnings allocation methodology. However, at the present time, we have no plans to do so.

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

    To determine earnings per share, we allocate Genzyme's earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from the division in accordance with our management and accounting policies. Our charter also requires that all income and expenses of Genzyme be allocated among the divisions in a reasonable and consistent manner. However, subject to fiduciary duties, our board of directors can, at its discretion, change the methods of allocating earnings to each series of common stock. We intend to allocate earnings using our current methods for the foreseeable future. Our board of directors has also adopted accounting policies relating to the management of our operating divisions. These policies are set forth in Exhibit 99.1 to our 1999 Form 10-K.

    Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, we include financial statements and management's discussion and analysis of Genzyme Corporation and of each division to aid investors in evaluating Genzyme's performance and the performance of each of its divisions.

    While each tracking stock is designed to reflect a division's performance, it is common stock of Genzyme Corporation and not of a division; each division is not a company or legal entity, and therefore, cannot issue stock. Consequently, holders of a series of tracking stock have no specific rights to assets allocated to the corresponding division. Genzyme Corporation continues to hold title to all of the assets allocated to each division and is responsible for all of its liabilities, regardless of what we deem for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stockholders in the combined assets of Genzyme.

    We provide separate financial statements for each of our divisions as well as consolidated financial statements that include the consolidated results of each of our divisions and our corporate operations taken as a whole. These financial statements are prepared in accordance with generally accepted accounting principles. You should read this discussion and analysis of our financial position and results of operations in conjunction with those unaudited, consolidated financial statements and related notes, which are included in this report.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division, and the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to that new division. For more information, you should read the section entitled "Liquidity and Capital Resources" below.

A.  RESULTS OF OPERATIONS

                              GENZYME CORPORATION

    The components of our consolidated statements of operations are described in the following table:

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues..........................  $227,359   $191,415       19%      $659,402   $561,843       17%
                                          --------   --------                --------   --------
Cost of products and services sold......    75,797     56,763       34%       201,517    169,651       19%
Selling, general and administrative.....    66,379     58,648       13%       195,358    183,951        6%
Research and development (including
  research and development expenses
  related to contracts).................    39,678     35,925       10%       123,954    109,632       13%
Amortization of intangibles.............     3,409      6,128      (44%)       15,191     18,501      (18%)
Purchase of in-process research and
  development...........................        --      5,436     (100%)           --      5,436     (100%)
                                          --------   --------                --------   --------
  Total operating costs and expenses....   185,263    162,900       14%       536,020    487,171       10%
                                          --------   --------                --------   --------
Operating income........................    42,096     28,515       48%       123,382     74,672       65%
Other income (expenses), net............     8,258     (4,342)     290%        43,450    (10,887)     499%
                                          --------   --------                --------   --------
Income before income taxes..............    50,354     24,173      108%       166,832     63,785      162%
Provision for income taxes..............   (15,933)   (10,395)      53%       (51,101)   (27,659)      85%
                                          --------   --------                --------   --------
Net income..............................  $ 34,421   $ 13,778      150%      $115,731   $ 36,126      220%
                                          ========   ========                ========   ========

REVENUES

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue.........................  $206,645   $170,215       21%      $592,505   $499,790      19%
Service revenue.........................    19,967     19,952        0%        62,280     58,481       6%
                                          --------   --------                --------   --------
  Total product and service revenue.....   226,612    190,167       19%       654,785    558,271      17%
                                          --------   --------                --------   --------
Research and development revenue........       747      1,248      (40%)        4,617      3,572      29%
                                          --------   --------                --------   --------
  Total revenues........................  $227,359   $191,415       19%      $659,402   $561,843      17%
                                          ========   ========                ========   ========

PRODUCT REVENUE:

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General:
  Therapeutics:
    Cerezyme-Registered Trademark-/Ceredase-Registered Trademark-
      enzyme............................  $136,744   $121,058       13%      $400,203   $351,716       14%
    Renagel-Registered Trademark-
      phosphate binder..................    13,814         --      100%        24,032         --      100%
    Thyrogen-Registered Trademark-
      hormone...........................     3,282      2,434       35%        10,149      6,040       68%
    Other therapeutic products..........        --         --        0%         1,836         --      100%
                                          --------   --------                --------   --------
      Total Therapeutics................   153,840    123,492       25%       436,220    357,756       22%
  Diagnostic Products...................    15,824     14,287       11%        46,601     43,933        6%
  Other.................................     7,227      5,081       42%        20,879     16,712       25%
                                          --------   --------                --------   --------
    Total product revenue--Genzyme
      General...........................   176,891    142,860       24%       503,700    418,401       20%
Genzyme Surgical Products:
  Cardiovascular........................    18,804     19,552       (4%)       58,240     56,985        2%
  General Surgery.......................     8,136      5,811       40%        22,497     17,946       25%
  Other.................................     2,814      1,992       41%         8,068      6,458       25%
                                          --------   --------                --------   --------
    Total product revenue--Genzyme
      Surgical Products.................    29,754     27,355        9%        88,805     81,389        9%
                                          --------   --------                --------   --------
Total product revenue...................  $206,645   $170,215       21%      $592,505   $499,790       19%
                                          ========   ========                ========   ========

    We derive product revenue from sales by Genzyme General of therapeutic and diagnostic products and sales by Genzyme Surgical Products of cardiovascular and general surgery products. Our increase in product revenue during both periods is partly due to increased sales of Cerezyme-Registered Trademark- enzyme, which is a therapy for the treatment of Gaucher disease. The increase in sales of Cerezyme-Registered Trademark- enzyme is attributable to our identification of new Gaucher disease patients throughout the world and strong international sales. We also sell Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, but we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark-enzyme.

    Our results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme, and a reduction in revenue from sales of this product would adversely affect our results of operations.

    The following table provides information regarding the change in sales of our Gaucher disease therapies as a percentage of total product revenue during both periods.

                                                        THREE MONTHS           NINE MONTHS
                                                            ENDED                 ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
% of total product revenue.........................    66%        71%        68%        70%

    Genzyme General began recording revenues from Renagel-Registered Trademark-phosphate binder (sevelamer hydrochloride) during the second quarter of 2000 under an amended distribution arrangement with its joint venture partner, GelTex Pharmaceuticals, Inc. Revenues from Renagel-Registered Trademark- phosphate binder were previously recorded by the joint venture.
Renagel-Registered Trademark- phosphate binder is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis. Sales of Renagel-Registered Trademark- phosphate binder include sales of the new tablet formulation, which was launched in the United States in September 2000.

    Sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer, increased in the three and nine months ended September 30, 2000 due to increased market penetration. We commenced commercial sales of Thyrogen-Registered Trademark- hormone in January 1999.

    Diagnostic products revenue within Genzyme General increased during both periods due primarily to increased sales of HDL and LDL cholesterol testing products, despite the sale of our bioreagent and ELISA product lines in July 1999. Diagnostic product revenue includes royalties on product sales by Techne Corporation's biotechnology group.

    Genzyme Surgical Products cardiovascular surgery products include chest drainage and fluid management systems, a lung sealant product for thoracic surgery and surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. The decrease in cardiovascular surgery products revenue for the three months ended September 30, 2000 as compared to the same period in 1999 was primarily due to seasonal fluctuations, the impact of the strong dollar in Europe and competitive pricing pressures in the chest drainage market. These factors were offset in part by the launch of the Focal Seal-Registered Trademark--L lung sealant and by continued growth in the minimally invasive cardiac surgery product line. Cardiovascular surgery products revenue increased during the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to increased sales of instruments for minimally invasive cardiac surgery.

    Genzyme Surgical Products also experienced an increase in general surgery products revenue for both periods, which is due primarily to an increase in sales of Sepra Film-Registered Trademark- bioresorbable membrane and Sepramesh-TM- biosurgical composite. Sales of Sepra products, which are our line of hyaluronic acid-based products and product candidates designed to limit post-surgical adhesions, for the three months ended September 30, 2000 were $4.9 million compared to $3.0 million in the same period in 1999. Sales of Sepra products for the nine months ended September 30, 2000 were $13.2 million, compared to $9.4 million in the same period of 1999. An increase in general surgery instrument sales also contributed to the overall increase in general surgery product revenue.

SERVICE REVENUE:

                                                 THREE MONTHS
                                                     ENDED                        NINE MONTHS ENDED
                                                 SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                              -------------------   (DECREASE)   -------------------   (DECREASE)
                                                2000       1999      % CHANGE      2000       1999      % CHANGE
                                              --------   --------   ----------   --------   --------   ----------
                                                         (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General:
  Genetic testing...........................  $15,115    $14,270         6%      $45,296    $42,696         6%
                                              -------    -------                 -------    -------
Genzyme Molecular Oncology:
  Genomics and gene expression..............       --         --        --%           --      1,500      (100%)
                                              -------    -------                 -------    -------
Genzyme Tissue Repair:
  Carticel-Registered Trademark-
    chondrocytes............................    4,021      3,619        11%       13,130     10,359        27%
  Epicel-TM- skin grafts....................      831      2,063       (60%)       3,854      3,926        (2%)
                                              -------    -------                 -------    -------
    Total service revenue--Genzyme Tissue
      Repair................................    4,852      5,682        15%       16,984     14,285        19%
                                              -------    -------                 -------    -------
Total service revenue.......................  $19,967    $19,952         0%      $62,280    $58,481         6%
                                              =======    =======                 =======    =======

    Our service revenues remained relatively stable for the three months ended September 30, 2000 when compared to the same period in 1999 as an increase in genetic testing service revenue and an increase in sales of Carticel-Registered Trademark- chondrocytes for the treatment of cartilage damage were substantially offset by a decrease in sales of Epicel-TM- skin grafts. The increase in genetic testing service revenue is a result of growth in sales of our DNA and cancer testing services. The increase in sales of Carticel-Registered Trademark- chondrocytes is a result of continued increases in the number of patients treated as well as an increase in the number of insurance reimbursement approvals.

    During the nine months ended September 30, 2000, our service revenue increased as compared to the same period of 1999 as a result of increases in sales of Carticel-Registered Trademark- chondrocytes as well as increased revenue from genetic testing as discussed above. These increases were partially offset by a decrease in Epicel-TM- skin grafts as discussed above and a decrease in genomics service revenue. Revenue from Epicel-TM- skin grafts varies widely from quarter to quarter depending on the number of patients requiring severe burn care. The decrease in genomics service revenue in the nine months ended September 30, 2000 is a result of a planned shift in genomics business focus from one in which Genzyme Molecular Oncology provides services to third parties to one in which it grants licenses under SAGE-TM- gene expression technology.

RESEARCH AND DEVELOPMENT REVENUE:

                                                      THREE MONTHS                        NINE MONTHS
                                                          ENDED                              ENDED
                                                      SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                                     2000       1999      % CHANGE      2000       1999      % CHANGE
                                                   --------   --------   ----------   --------   --------   ----------
                                                              (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Genzyme General..................................    $159      $  539       (71%)      $  489     $1,543       (68%)
Genzyme Molecular Oncology.......................     587         709       (17%)       4,105      1,944       111%
Genzyme Tissue Repair............................       1          --       100%           23         85       (73%)
                                                     ----      ------                  ------     ------
  Total research and development revenue.........    $747      $1,248       (40%)      $4,617     $3,572        29%
                                                     ====      ======                  ======     ======

    Our research and development revenue decreased during the three months ended September 30, 2000 as compared to the same period in 1999 primarily due to a reduction in revenue related to research and development efforts we conducted on behalf of Genzyme Transgenics Corporation and the absence of revenue related to StressGen/Genzyme LLC, our joint venture with StressGen Biotechnologies Corporation and the Canadian Medical Discoveries Fund, Inc. to develop stress gene therapies for the treatment of cancer which was dissolved at the end of 1999. Research and development revenues for both periods of 1999 include work performed by Genzyme Molecular Oncology on behalf of this joint venture for which there was no comparable amount in the same periods of 2000.

    Research and development revenues for the nine months ended September 30, 2000 increased when compared to the same period in 1999 as a result of various increases in royalty and licensing revenue. Royalty and licensing revenue increased as a result of a license of diagnostic rights, an increase in SAGE-TM-gene expression technology, and a $2.0 million development milestone payment received from Schering-Plough Corporation in connection with the advancement by Schering-Plough Corporation of the p53 tumor suppressor gene in ovarian cancer clinical trials.

INTERNATIONAL PRODUCT AND SERVICE SALES:

    A substantial portion of our revenue is generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme-Registered Trademark- enzyme.

                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                       SEPTEMBER 30,        INCREASE/        SEPTEMBER 30,        INCREASE/
                                    --------------------    (DECREASE)    --------------------    (DECREASE)
                                      2000        1999       % CHANGE       2000        1999       % CHANGE
                                    --------    --------    ----------    --------    --------    ----------
                                                 (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
International product and service
  revenue.........................  $89,297     $74,929        19%        $264,484    $224,129       18%
% of total product and service
  revenue.........................       39%         39%                        40%         40%

MARGINS

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product margin..........................  $142,916   $125,844      14%       $426,874   $367,033      16%
% of product revenue....................       69%        74%                     72%        73%

Service margin..........................     7,899      7,560       4%         26,394     21,587      22%
% of service revenue....................       40%        38%                     42%        37%

Total gross margin......................  $150,815   $133,404      13%       $453,268   $388,620      17%
% of total product and service
  revenue...............................       67%        70%                     69%        70%

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

    - increased sales of Carticel-Registered Trademark- chondrocytes; and

    - a reduction in fixed costs, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts.

    The increases were partially offset, however, by the reduction in revenue from our genomics services business.

OPERATING EXPENSE

    The increase in selling, general and administrative expenses in both periods is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme and Thyrogen-Registered Trademark-hormone;

    - increased spending for marketing of Genzyme Surgical Products' cardiovascular products, particularly the minimally invasive cardiac surgery instrument line; and

    - for the nine months ended September 30, 2000, $0.4 million of legal and audit fees related to the registration of a secondary offering of shares of Molecular Oncology Stock which was subsequently withdrawn.

    The increase in selling, general and administrative expenses were partially offset in both periods by the efforts of Genzyme Tissue Repair to streamline its operations.

    The increase in research and development expense for the three and nine months ended September 30, 2000 as compared to the same period last year is a result of the following:

    - a charge of $19.5 million during the first quarter of 2000 for the initial amounts paid to Synpac under a license agreement granted by Synpac to Genzyme to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease, offset in part by a $10.3 million research and development reimbursement received from Pharming;

    - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

    - increased costs in connection with the operations of ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of recombinant human transgenic antithrombin III, whose results we consolidate;

    - a charge of $2.0 million in the third quarter of 2000 due to Genzyme General making an equity investment at a 15% premium to the market price in shares of Cambridge Antibody Technology Group plc concurrently with entry into a broad strategic alliance between the companies to develop and commercialize human monoclonal antibodies directed against TGF-beta. The portion of this equity investment which was above the market price was recorded by Genzyme General as research and development expense;

    - increased spending in our cell and gene therapy programs;

    - increased spending associated with the cancer vaccine clinical trials and antigen discovery research programs;

    - an increase in the number of research personnel and related expenses required to support our immunotherapy and antiangiogenesis programs; and

    - offset by decreased spending resulting from the termination of our TGF-beta program and other research and development programs allocated to Genzyme Tissue Repair.

OTHER INCOME AND EXPENSES

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2000       1999      % CHANGE      2000       1999      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated
  affiliates.............................  $(11,420)  $(10,407)      10%      $(30,866)  $(29,507)        5%
Investment income........................    12,758      9,404       36%        33,333     26,692        25%
Interest expense.........................    (5,010)    (5,922)     (15%)      (12,785)   (17,010)      (25%)
Minority interest........................       977        843       16%         3,185      2,573        24%
Gain on affiliate sale of stock..........     2,419      1,164      108%        22,689      1,770     1,182%
Gain on sale of product line.............        --        518     (100%)           --      8,018      (100%)
Gain on sale of equity securities........     8,544         --      100%        22,709      1,963     1,057%
Charge for impaired investment...........        --         --       --%            --     (5,487)     (100%)
Other....................................       (10)        58     (117%)        5,185        101     5,034%
                                           --------   --------                --------   --------
  Total other income (expenses)..........  $  8,258   $ (4,342)     290%      $ 43,450   $(10,887)      499%
                                           ========   ========                ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES:

    We currently own approximately 28% of the common stock of Genzyme Transgenics. We record in net loss of unconsolidated affiliates our portion of their results. We also record the results of the following joint ventures and strategic alliances in net loss of unconsolidated affiliates:

JOINT VENTURE/
STRATEGIC ALLIANCE                      PARTNER(S)         EFFECTIVE DATE      PRODUCT/INDICATION      GENZYME DIVISION
-------------------------------  ------------------------  --------------   ------------------------  ------------------
RenaGel LLC                      GelTex                    June 1997        Renagel-Registered Trademark- Genzyme General
                                 Pharmaceuticals, Inc.                      phosphate binder for the
                                                                            reduction of serum
                                                                            phosphorus in patients
                                                                            with end-stage renal
                                                                            disease on hemodialysis

BioMarin/Genzyme LLC             BioMarin                  September 1998   Alpha-L-iduronidase for   Genzyme General
                                 Pharmaceutical Inc.                        the treatment of
                                                                            mucopolysaccharidosis-I

Pharming/Genzyme LLC             Pharming Group N.V.       October 1998     Transgenically-produced   Genzyme General
                                                                            human alpha-glucosidase
                                                                            for the treatment of
                                                                            Pompe disease

Genzyme/Pharming Alliance LLC    Pharming Group N.V.       June 2000        Human alpha-glucosidase   Genzyme General
                                                                            enzyme replacement
                                                                            therapy for Pompe
                                                                            disease produced using a
                                                                            CHO cell line

Diacrin/Genzyme LLC              Diacrin, Inc.             October 1996     Products using porcine    Genzyme Tissue
                                                                            fetal cells for the       Repair (until
                                                                            treatment of Parkinson's  May 1999);
                                                                            and Huntington's          Genzyme General
                                                                            diseases                  (after May 1999)

StressGen/Genzyme LLC            StressGen                 July 1997        Stress gene therapies     Genzyme Molecular
                                 Biotechnologies Ltd.;                      for the treatment of      Oncology
                                 Canadian Medical                           cancer
                                 Discoveries Fund, Inc.
                                 (until October 1999)

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

INVESTMENT INCOME:

    Investment income increased during both periods of 2000 due to higher average cash and investment balances.

INTEREST EXPENSE:

    Our interest expense decreased during both periods of 2000 as a result of our repayment in November 1999 of $82.0 million outstanding under our revolving credit facility.

MINORITY INTEREST:

    Due to our combined direct and indirect ownership interest in ATIII LLC, we consolidate the results of ATIII LLC and record Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest for both periods increased due to increased losses incurred by ATIII LLC.

GAIN ON AFFILIATE SALE OF STOCK:

    In February 2000, Genzyme Transgenics, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of the valuation allowance on a deferred tax asset. In September 2000, we recorded an additional gain of $2.4 million on our investment in Genzyme Transgenics as a result of the issuance of additional shares of common stock by Genzyme Transgenics.

GAIN ON SALE OF PRODUCT LINE:

    In June 1999, we recorded a gain of $7.5 million representing the payment of a note receivable that we received as partial consideration for the sale of Genetic Design, Inc. in 1996. We had previously fully reserved the amount of this note because we considered the repayment of the note to be uncertain.

GAINS (LOSSES) ON SALE OF EQUITY SECURITIES:

    In June 2000, we recorded a gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. During the second quarter of 2000, the tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. In the third quarter of 2000, we recorded a gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. As of September 30, 2000 our ownership interest in Genzyme Transgenics was approximately 26%.

    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. On the date of the exchange, we recognized a $7.6 million gain on the exchange of shares.

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

OTHER:

    In April 2000, we received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to insurance coverage for an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme. We allocated the net proceeds from the settlement of this lawsuit to Genzyme General.

TAX PROVISION:

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,       INCREASE/       SEPTEMBER 30,       INCREASE/
                                       --------------------   (DECREASE)   --------------------   (DECREASE)
                                         2000        1999      % CHANGE      2000        1999      % CHANGE
                                       --------    --------   ----------   --------    --------   ----------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes...........  $(15,933)   $(10,395)     53%       $(51,101)   $(27,659)     85%
Tax rate.............................       32%         43%                     31%         43%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the nine months ended September 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced our tax rate for the period by 4.9%.

EARNINGS ALLOCATIONS

    Genzyme allocates its earnings to each of our series of common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from the division in accordance with our management and accounting policies. The earnings allocated to each series of common stock are indicated in the table below:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                                (AMOUNTS IN THOUSANDS)
Earnings allocated to:
  Genzyme General Stock..............................  $ 59,449   $ 38,187   $182,121   $ 94,116
  Molecular Oncology Stock...........................    (5,504)    (7,559)   (17,924)   (22,777)
  Surgical Products Stock............................   (13,936)   (10,953)   (34,346)   (11,833)
  Tissue Repair Stock................................    (5,588)    (6,148)   (14,590)   (24,146)

    In connection with the creation of Genzyme Surgical Products as a separate division and the distribution of Surgical Products Stock on June 28, 1999, we modified the way by which we allocate income and losses to our series of stock.

    Through June 27, 1999, the operations of Genzyme Surgical Products were included in Genzyme General, and the losses of Genzyme Surgical Products were allocated to Genzyme General Stock. Since June 28, 1999, the losses of Genzyme Surgical Products have not been included in the determination of income allocated to Genzyme General Stock. This change in the methodology of allocating income or losses has resulted in an increase in the income allocated to Genzyme General Stock that is not due to operational changes or new business. Subsequent to the creation of Genzyme Surgical Products, pursuant to our management and accounting policies, tax benefits generated by Genzyme Surgical Products continued to be allocated to Genzyme General Stock.

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

                                                              NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999
                                                             -------------------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
Genzyme General:
  Net income allocated to Genzyme General Stock............         $121,639
  Weighted average shares outstanding:
    Basic..................................................           82,741
    Diluted................................................           93,196

Genzyme Surgical Products:
  Net loss allocated to Surgical Products Stock............         $(39,356)
  Weighted average shares outstanding--basic and diluted...           14,800

    As noted above, the tax benefits associated with the losses of Genzyme Surgical Products that amounted to $4.1 million for the period from June 28, 1999 to September 30, 1999 continued to be allocated to Genzyme General Stock. Our management and accounting policies provide that if, as of the end of any fiscal quarter, a division can not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, are as follows:

                                                               THREE MONTHS
                                                                   ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
                                                                     (AMOUNTS IN THOUSANDS)
Tax benefits allocated from:
  Genzyme Molecular Oncology..............................   $2,021     $2,016    $ 5,558    $ 6,326
  Genzyme Surgical Products...............................    4,424      3,841     11,080     14,191
  Genzyme Tissue Repair...................................    2,031      2,359      5,211      9,733
                                                             ------     ------    -------    -------
      Total...............................................   $8,476     $8,216    $21,849    $30,250
                                                             ======     ======    =======    =======
Total tax benefits allocated from other Genzyme divisions
  as a percent of earnings allocated to Genzyme General
  Stock...................................................       14%        22%        12%        32%

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

                                GENZYME GENERAL

    The components of Genzyme General's combined statements of operations are described in the following table:

                                           THREE MONTHS
                                               ENDED                        NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues........................  $192,165   $157,669       22%      $549,485   $462,640       19%
                                        --------   --------                --------   --------
Cost of products and services sold....    54,355     36,437       49%       141,398    109,328       29%
Selling, general and administrative...    41,780     36,388       15%       122,974    114,446        7%
Research and development..............    25,567     22,884       12%        83,701     68,896       21%
Amortization of intangibles...........     1,983      1,978        0%         5,962      6,081       (2%)
Charge for in-process technology......        --      5,436     (100%)           --      5,436     (100%)
                                        --------   --------                --------   --------
  Total operating costs and
    expenses..........................   123,685    103,123       20%       354,035    304,187       16%
                                        --------   --------                --------   --------
Operating income......................    68,480     54,546       26%       195,450    158,453       23%
Other income (expense), net...........     6,902     (5,302)     230%        38,986     (7,158)     645%
                                        --------   --------                --------   --------
Income before income taxes............    75,382     49,244       53%       234,436    151,295       55%
Provision for income taxes............   (24,409)   (19,273)      27%       (74,164)   (59,906)      24%
                                        --------   --------                --------   --------
Division net income...................  $ 50,973   $ 29,971       70%      $160,272   $ 91,389       75%
                                        ========   ========                ========   ========

REVENUES

                                           THREE MONTHS                        NINE MONTHS
                                               ENDED                              ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue.......................  $176,891   $142,860       24%      $503,700   $418,401       20%
Service revenue.......................    15,115     14,270        6%        45,296     42,696        6%
                                        --------   --------                --------   --------
  Total product and service revenue...   192,006    157,130       22%       548,996    461,097       19%
                                        --------   --------                --------   --------
Research and development revenue......       159        539      (71%)          489      1,543      (68%)
                                        --------   --------                --------   --------
  Total revenues......................  $192,165   $157,669       22%      $549,485   $462,640       19%
                                        ========   ========                ========   ========

    The following table sets forth product and service revenues on a segment basis:

PRODUCT REVENUE:

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue:
  Therapeutics:
    Cerezyme-Registered Trademark-/Ceredase-Registered Trademark-
      enzyme..........................  $136,744   $121,058       13%      $400,203   $351,716       14%
    Renagel-Registered Trademark-
      phosphate binder................    13,814         --      100%        24,032         --      100%
    Thyrogen-Registered Trademark-
      hormone.........................     3,282      2,434       35%        10,149      6,040       68%
    Other therapeutic products........        --         --        0%         1,836         --      100%
                                        --------   --------                --------   --------
      Total Therapeutics..............   153,840    123,492       25%       436,220    357,756       22%

  Diagnostic Products.................    15,824     14,287       11%        46,601     43,933        6%
  Other...............................     7,227      5,081       42%        20,879     16,712       25%
                                        --------   --------                --------   --------
    Total product revenue.............   176,891    142,860       24%       503,700    418,401       20%

Service revenue:
  Other...............................    15,115     14,270        6%        45,296     42,696        6%
                                        --------   --------                --------   --------
Total product and service revenue.....  $192,006   $157,130       22%      $548,996   $461,097       19%
                                        ========   ========                ========   ========

THERAPEUTICS:

    Genzyme General's increase in product revenue during both periods is partly due to increased sales of Cerezyme-Registered Trademark- enzyme, which is attributable to its identification of new Gaucher disease patients throughout the world and strong international sales. Genzyme General also sells Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, but it has successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Genzyme General's results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations.

    The following table provides information regarding the change in sales of Genzyme General's Gaucher disease therapies as a percentage of total product revenue during both periods.

                                                     THREE MONTHS                   NINE MONTHS
                                                         ENDED                         ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
% of total product revenue....................     77%            85%            79%            84%

    Genzyme General began recording revenues from Renagel-Registered Trademark-phosphate binder (sevelamer hydrochloride) during the third quarter of 2000 under an amended distribution arrangement with its joint venture partner, GelTex Pharmaceuticals, Inc. Revenues from Renagel-Registered Trademark- phosphate binder were previously recorded by the joint venture.
Renagel-Registered Trademark- phosphate binder is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis. Sales of Renagel-Registered Trademark- phosphate binder include sales of all new tablet formulation, which was launched in the United States in September 2000.

    Therapeutics revenues for both periods also include sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer. Sales of Thyrogen-Registered Trademark-hormone increased in the three and nine months ended September 30, 2000 due to increased market penetration. We commenced commercial sales of Thyrogen-Registered Trademark-hormone in January 1999.

DIAGNOSTIC PRODUCTS:

    Diagnostic Products' revenues increased during both periods due primarily to increased sales of HDL and LDL cholesterol testing products, despite the sale of our bioreagent and ELISA product lines in July 1999. Product revenue for Diagnostic Products includes royalties on product sales by Techne Corporation's biotechnology group.

    Diagnostic Products' service revenue increased during the period as a result of growth in sales of our DNA and cancer testing services.

OTHER:

    Other revenue for both periods includes:

    - product revenue from sale of lipids and peptides for drug delivery; and

    - genetic testing service revenue.

INTERNATIONAL PRODUCT AND SERVICE SALES:

    A substantial portion of Genzyme General's revenue is generated outside of the United States, as described in the following table. Most of these revenues are attributable to sales of Cerezyme-Registered Trademark- enzyme.

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
International product and service
  revenue.............................  $80,585    $65,963       22%       $237,592   $197,011      21%
% of total product and service
  revenue.............................       42%        42%                      43%        43%

MARGINS

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2000       1999      % CHANGE      2000       1999      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                                 (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product margin......................  $131,701   $115,257      14%       $389,239   $335,695      16%
% of product revenue................        74%        81%                     77%        80%

Service margin......................     5,950      5,436       9%         18,359     16,074      14%
% of service revenue................        39%        38%                     41%        38%

Total gross margin..................  $137,651   $120,693      14%       $407,598   $351,769      16%
% of total product and service
  revenue...........................        72%        77%                     74%        76%

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

    The increase in research and development expense for the three and nine months ended September 30, 2000 as compared to the same periods last year is a result of the following:

    - a charge of $19.5 million during the first quarter of 2000 for the initial amounts payable to Synpac under a license agreement granted by Synpac to Genzyme to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease, offset by a $10.3 million research and development reimbursement from Pharming;

    - a charge of $2.0 million in the third quarter of 2000 due to an equity investment by Genzyme at a 15% premium to the market price in shares of Cambridge Antibody Technology Group plc concurrently with entry into a strategic alliance to develop and commercialize human monoclonal antibodies directed against TGF-beta, the portion of this equity investment above the market price was recorded by Genzyme General as research and development expense;

    - increased spending on our program to develop Fabrazyme-TM- enzyme for the treatment of Fabry disease;

    - increased costs in connection with the operations of ATIII LLC, a joint venture with Genzyme Transgenics Corporation, whose results we consolidate; and

    - increased spending in our cell and gene therapy programs.

OTHER INCOME AND EXPENSE

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated
  affiliates..........................  $(11,420)  $ (9,352)      22%      $(30,866)  $(24,077)      28%
Investment income.....................    11,072      6,970       59%        27,798     23,713       17%
Interest expense......................    (4,647)    (5,445)     (15%)      (11,639)   (15,631)     (26%)
Minority interest.....................       977        843       16%         3,185      2,573       24%
Gain on affiliate sale of stock.......     2,419      1,164      108%        22,689      1,770     1182%
Gain on sale of product line..........        --        518     (100%)           --      8,018     (100%)
Gain on sale of equity securities.....     8,544         --      100%        22,709      1,963     1057%
Charge for impaired investment........        --         --        0%            --     (5,487)    (100%)
Other.................................       (43)        --     (100%)        5,110         --      100%
                                        --------   --------                --------   --------
    Total other income (expense)......  $  6,902   $ (5,302)     230%      $ 38,986   $ (7,158)     645%
                                        ========   ========                ========   ========

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

    - the addition of losses from Genzyme/Pharming Alliance LLC, our new strategic alliance with Pharming;

    - the reallocation of our joint venture with Diacrin from Genzyme Tissue Repair to Genzyme General in May 1999; and

    - increased losses from Genzyme Transgenics.

    These increases were offset in part by decreased losses from Pharming/Genzyme LLC.

INVESTMENT INCOME:

    For the three and nine months ended September 30, 2000, investment income increased as compared to the same period of 1999 due primarily to higher average cash and investment balances.

INTEREST EXPENSE:

    Genzyme General's interest expense decreased during both periods of 2000 as a result of our repayment in November 1999 of $82.0 million outstanding under our revolving credit facility, which had been allocated to Genzyme General.

MINORITY INTEREST:

    Due to our combined direct and indirect ownership interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest for both periods increased due to increased losses incurred by ATIII LLC.

GAIN ON AFFILIATE SALE OF STOCK:

    In February 2000, Genzyme Transgenics, an unconsolidated affiliate, completed an offering of 3.5 million shares of Genzyme Transgenics common stock, resulting in net proceeds to Genzyme Transgenics of $75.2 million (after the exercise of the underwriter's overallotment option). In accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million and recorded a net deferred tax expense of $3.9 million for the three months ended March 31, 2000. The deferred tax expense is net of a $3.4 million credit for the reversal of the valuation allowance on a deferred tax asset. In September 2000, we recorded an additional gain of $2.4 million on our investment in Genzyme Transgenics as a result of the issuance of additional shares of common stock by Genzyme Transgenics.

GAIN ON SALE OF PRODUCT LINE OR BUSINESS:

    In June 1999, Genzyme General recorded a gain of $7.5 million representing the payment of a note receivable that it received as partial consideration for the sale of Genetic Design, Inc. in 1996. Genzyme General had previously fully reserved the amount of this note because it considered the repayment of the note to be uncertain.

GAINS (LOSSES) ON SALE OF EQUITY SECURITIES:

    In June 2000, we recorded a gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. During the second quarter of 2000, the tax effect of this gain was fully offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. In the third quarter of 2000, we recorded a gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. As of September 30, 2000 our ownership interest in Genzyme Transgenics was approximately 26%.

    On June 1, 2000, Celtrix Pharmaceuticals, Inc. was acquired by Insmed Inc. upon which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock. We recognized a $7.6 million gain upon this exchange in the three months ended June 30, 2000.

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

OTHER:

    In April 2000, Genzyme General received net proceeds of approximately $5.1 million in connection with the settlement of a lawsuit. The lawsuit, initiated in 1993, pertained to insurance coverage for an accidental spill of Ceredase-Registered Trademark- enzyme at a fill facility operated by a contractor to Genzyme General.

TAX PROVISION AND ALLOCATED TAX BENEFITS:

                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2000       1999      % CHANGE      2000       1999      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                                  (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes...........  $(24,409)  $(19,273)     27%       $(74,164)  $(59,906)     24%
Effective tax rate...................       32%        39%                     32%        40%

    Genzyme General's tax rates for both periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    In the nine months ended September 30, 2000, we reversed valuation allowances totaling $5.3 million, which reduced Genzyme General's tax rate for the period by 3.5%.

                           GENZYME MOLECULAR ONCOLOGY

    The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:

                                              THREE MONTHS
                                                  ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2000       1999      % CHANGE      2000       1999      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues...........................  $   635    $   709       (10%)     $  4,153   $  3,455       20%
                                           -------    -------                 --------   --------
Cost of revenues.........................      104         62        68%           299      1,074      (72%)
Selling, general and administrative......    1,311      1,168        12%         4,289      4,205        2%
Research and development.................    5,120      3,815        34%        13,772     12,448       11%
Amortization of intangibles..............       --      2,956      (100%)        5,420      8,869      (39%)
                                           -------    -------                 --------   --------
    Total operating costs and expenses...    6,535      8,001       (18%)       23,780     26,596      (11%)
                                           -------    -------                 --------   --------
Operating loss...........................   (5,900)    (7,292)      (19%)      (19,627)   (23,141)     (15%)
Other income (expenses), net.............      396       (929)      143%           489     (1,622)     130%
                                           -------    -------                 --------   --------
Division net loss before taxes...........   (5,504)    (8,221)      (33%)      (19,138)   (24,763)     (23%)
Tax benefit..............................       --        662      (100%)        1,214      1,986      (39%)
                                           -------    -------                 --------   --------
Division net loss........................  $(5,504)   $(7,559)      (27%)     $(17,924)  $(22,777)     (21%)
                                           =======    =======                 ========   ========

REVENUES

                                              THREE MONTHS
                                                  ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2000       1999      % CHANGE      2000       1999      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Royalty and licensing revenue............  $   635    $   709       (10%)     $  4,153   $  1,448      187%
Research and development revenue.........       --         --        --%            --        496     (100%)
Service revenue..........................       --         --        --%            --      1,511     (100%)
                                           -------    -------                 --------   --------
    Total revenues.......................  $   635    $   709       (10%)     $  4,153   $  3,455       20%
                                           =======    =======                 ========   ========

    Royalty and licensing revenue increased for the nine month period ended September 30, 2000 as a result of various licenses of diagnostic rights to third parties, a development milestone payment received from Schering-Plough Corporation and the renewal of licenses under the SAGE-TM- gene expression technology.

    Our research and development revenue decreased during both periods as a result of the dissolution of StressGen/Genzyme LLC in December 1999.

    Service revenue decreased for the nine months ended September 30, 2000 as a result of a planned shift in genomics business focus from one in which Genzyme Molecular Oncology provides services to third parties to one in which it grants licenses under the SAGE-TM- gene expression technology.

COST OF REVENUE

    Genzyme Molecular Oncology's cost of revenue includes:

    - services performed using the SAGE-TM- gene expression technology on behalf of third parties;

    - royalties paid to third parties; and

    - work performed on behalf of StressGen/Genzyme LLC in the three and nine months ended September 30, 1999. There are no similar costs for work performed on behalf of the joint venture in the same periods of 2000 because the joint venture was dissolved in the fourth quarter of 1999.

    Cost of revenue decreased for both periods as a result of the dissolution of StressGen/Genzyme LLC in December 1999 and a planned business reduction of genomics services provided by Genzyme Molecular Oncology.

OPERATING EXPENSES

    Genzyme Molecular Oncology's selling, general and administrative expenses increased for the three months ended September 30, 2000 as compared to the comparable period of 1999 primarily as a result of increased professional service fees. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased slightly in comparison to the same period of 1999 due primarily to $0.4 million of audit and legal fees related to the registration of a secondary offering which was subsequently withdrawn, which were offset in part by reduced legal costs associated with the prosecution and maintenance of its intellectual property portfolio.

    The majority of Genzyme Molecular Oncology's research and development expenses were directed toward its antigen discovery, immunotherapy and anti-angiogenesis programs. Research and development expenses increased in the three and nine months ended September 30, 2000 due to spending associated with the cancer vaccine clinical trials and antigen discovery program.

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

    - the Sepra products (our line of products and product candidates designed to limit post-surgical adhesions);

    - the Focal Seal-Registered Trademark--L product for lung sealing distributed by Genzyme Surgical Products in North America; and

    - our research and development programs in biomaterials and gene and cell therapy for cardiovascular disease.

    Genzyme General transferred $150.0 million in cash, cash equivalents, investments and certain other assets and liabilities, to Genzyme Surgical Products in connection with the creation of Genzyme

Surgical Products as a separate division of Genzyme. The following discussion reflects the results of operations of Genzyme Surgical Products as if it had been accounted for as a separate division of Genzyme for all periods presented.

    The components of Genzyme Surgical Products' combined statements of operations are described in the following table:

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                         -------------------   (DECREASE)   -------------------   (DECREASE)
                                           2000       1999      % CHANGE      2000       1999      % CHANGE
                                         --------   --------   ----------   --------   --------   ----------
                                                    (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues.........................  $ 29,754   $ 27,385        9%      $ 88,805   $ 81,419        9%
                                         --------   --------                --------   --------
Cost of products sold..................    18,539     16,798       10%        51,170     50,081        2%
Selling, general and administrative....    17,772     15,114       18%        51,214     46,893        9%
Research and development...............     7,215      7,131        1%        21,187     21,716       (2%)
Amortization of intangibles............     1,426      1,445       (1%)        4,279      4,306       (1%)
                                         --------   --------                --------   --------
    Total operating costs and
      expenses.........................    44,952     40,488       11%       127,850    122,996        4%
                                         --------   --------                --------   --------
Operating loss.........................   (15,198)   (13,103)      16%       (39,045)   (41,577)      (6%)
Other income, net......................     1,262      2,150      (41%)        4,699      2,221      112%
                                         --------   --------                --------   --------
Division net loss......................  $(13,936)  $(10,953)      27%      $(34,346)  $(39,356)     (13%)
                                         ========   ========                ========   ========

REVENUES

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                          -------------------   (DECREASE)   -------------------   (DECREASE)
                                            2000       1999      % CHANGE      2000       1999      % CHANGE
                                          --------   --------   ----------   --------   --------   ----------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Cardiovascular surgery products.........  $18,804    $19,552       (4%)      $58,240    $56,985        2%
General surgery products................    8,136      5,811       40%        22,497     17,946       25%
Other products..........................    2,814      2,022       39%         8,068      6,488       24%
                                          -------    -------                 -------    -------
    Total revenues......................  $29,754    $27,385        9%       $88,805    $81,419        9%
                                          =======    =======                 =======    =======

    Cardiovascular surgery products include chest drainage and fluid management systems, a lung sealant product for thoracic surgery and surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. The decrease in cardiovascular surgery products revenue for the three months ended September 30, 2000 when compared to the same period in 1999 was primarily due to seasonal fluctuations, the impact of the strong dollar in Europe and competitive pricing pressures in the chest drainage market. These factors were offset in part by the launch of the Focal
Seal-Registered Trademark--L lung sealant and by continued growth in the minimally invasive cardiac surgery instrument product line.

    Cardiovascular surgery products revenue increased during the nine months ended September 30, 2000 when compared to the same period in 1999 primarily due to increased sales of instruments for minimally invasive cardiac surgery.

    The increase in general surgery products revenue for both periods is due primarily to the increase in sales of Sepra Film-Registered Trademark-bioresorbable membrane and Sepramesh-TM- biosurgical composite. Sales of Sepra products for the three months ended September 30, 2000 were $4.9 million compared to $3.0 million in the same period in 1999. Sales of Sepra products for the nine months ended September 30, 2000 were $13.2 million compared to $9.4 million in the same period in 1999. An increase in general surgery instrument sales also contributed to the overall increase in general surgery product revenue.

    Other surgery product revenues consist of sales of Genzyme Surgical Products' Snowden-Pencer-Registered Trademark- line of instruments for plastic surgery and products sold to original equipment manufacturers, including sutures. The increase in other surgery product revenues for both periods is primarily due to an increase in products sold to original equipment manufacturers as well as an increase in sales of instruments for plastic surgery.

    International revenue as a percentage of total sales for the three months ended September 30, 2000 were 29% as compared to 28% in the same period of 1999. International sales as a percentage of total sales for the nine months ended September 30, 2000 and 1999 was 29% in each period.

MARGINS

                                               THREE MONTHS
                                                   ENDED                        NINE MONTHS ENDED
                                               SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                            -------------------   (DECREASE)   -------------------   (DECREASE)
                                              2000       1999      % CHANGE      2000       1999      % CHANGE
                                            --------   --------   ----------   --------   --------   ----------
                                                       (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Gross margins.............................  $11,215    $10,587        6%       $37,635    $31,338       20%
% of total revenues.......................       38%        39%                     42%        38%

    Genzyme Surgical Products sells a broad range of products. As a result, Genzyme Surgical Products' gross margins may vary significantly depending on the particular market conditions of each product line.

    Gross margin decreased slightly for the three months ended September 30, 2000 when compared to the same period in 1999 due to seasonal fluctuations in product mix and a charge for a retirement-plan funding adjustment.

    For the nine months ended September 30, 2000, gross margins increased when compared to the nine months ended September 30, 1999 as a result of an increase in sales volume, cost reduction initiatives and increased sales of higher margin products, such as devices for minimally invasive cardiac surgery.

OPERATING EXPENSES

    Genzyme Surgical Products' selling, general and administrative expenses increased for the three months ended September 30, 2000 when compared to the same period in 1999 due primarily to increased spending for marketing of the cardiovascular products, including the launch of three new products for the cardiothoracic market, and spending on certain employee retention programs and non-operational items.

    For the nine months ended September 30, 2000 selling, general and administrative expenses increased when compared to the same period of 1999 as a result of increased spending for marketing of the cardiovascular products, particularly the minimally invasive cardiac surgery instrument line.

    Genzyme Surgical Products' research and development expenses remained relatively stable in the three months ended September 30, 2000 when compared to the same period in 1999. Research and development expenses decreased in the nine months ended September 30, 2000 when compared to the same period in 1999 primarily as a result of a $2.0 million milestone payment to a collaborator that was recorded in the second quarter of 1999 for which there was no corresponding amount in 2000. This was partially offset by an increase in research and development expenses for Genzyme Surgical Products' gene therapy programs as well as an increase in research and development spending for surgical instruments and devices during the nine months ended September 30, 2000 compared to the same period in 1999.

OTHER INCOME AND EXPENSE

    Other income and expenses decreased for the three months ended
September 30, 2000 as compared to the same period in 1999 due to a decrease in investment income. Investment income decreased due to a higher average cash balance in the third quarter of 1999.

    The increase in other income and expenses in the nine months ended
September 30, 2000 as compared to the same period of 1999 is primarily due to an increase in investment income. Investment income increased because Genzyme Surgical Products had a higher average cash balance during the nine months ended September 30, 2000 as a result of the allocation in June 1999 of $150.0 million in cash and investments from Genzyme General to Genzyme Surgical Products.

                             GENZYME TISSUE REPAIR

    The components of Genzyme Tissue Repair's combined statements of operations are described in the following table:

                                              THREE MONTHS
                                                  ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2000       1999      % CHANGE      2000       1999      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                      (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues...........................  $ 4,853    $ 5,682       (15%)     $ 17,007   $ 14,370       18%
                                           -------    -------                 --------   --------
Cost of services sold....................    2,903      3,558       (18%)        8,949      9,777       (8%)
Selling, general and administrative......    5,516      5,978        (8%)       16,881     18,407       (8%)
Research and development.................    1,720      2,033       (15%)        5,043      6,004      (16%)
                                           -------    -------                 --------   --------
    Total operating costs and expenses...   10,139     11,569       (12%)       30,873     34,188      (10%)
                                           -------    -------                 --------   --------
Operating loss...........................   (5,286)    (5,887)      (10%)      (13,866)   (19,818)     (30%)
Other expenses, net......................     (302)      (261)       16%          (724)    (4,328)     (83%)
                                           -------    -------                 --------   --------
Division net loss........................  $(5,588)   $(6,148)       (9%)     $(14,590)  $(24,146)     (40%)
                                           =======    =======                 ========   ========

REVENUES

                                                 THREE MONTHS                        NINE MONTHS
                                                     ENDED                              ENDED
                                                 SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                              -------------------   (DECREASE)   -------------------   (DECREASE)
                                                2000       1999      % CHANGE      2000       1999      % CHANGE
                                              --------   --------   ----------   --------   --------   ----------
                                                         (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Carticel-Registered Trademark-
  chondrocytes..............................   $4,021     $3,619        11%      $13,130    $10,359        27%
Epicel-TM- skin grafts......................      831      2,063       (60%)       3,854      3,926        (2%)
Other.......................................        1         --       100%           23         85       (73%)
                                               ------     ------                 -------    -------
    Total revenues..........................   $4,853     $5,682       (15%)     $17,007    $14,370        18%
                                               ======     ======                 =======    =======

    Genzyme Tissue Repair's service revenue decreased for the three months ending September 30, 2000 as compared to the same period of 1999 as a result of a decrease in sales of Epicel-TM- skin grafts. Revenue from Epicel-TM- skin grafts varies widely from quarter to quarter depending on the number of patients requiring severe burn care. For the nine months ended September 30, 2000, service revenues as compared to the same period in 1999 were higher as a result of increased sales of Carticel-Registered Trademark- chondrocytes.

    The increase in sales of Carticel-Registered Trademark- chondrocytes during both periods is a result of continued increases in the numbers of patients treated as well as an increase in the number of insurance reimbursement approvals.

MARGINS

                                                 THREE MONTHS                        NINE MONTHS
                                                     ENDED                              ENDED
                                                 SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                              -------------------   (DECREASE)   -------------------   (DECREASE)
                                                2000       1999      % CHANGE      2000       1999      % CHANGE
                                              --------   --------   ----------   --------   --------   ----------
                                                         (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total gross margin..........................   $1,950     $2,124       (8%)       $8,058     $4,593       75%
% of total revenue..........................       40%        37%                     47%        32%

    Genzyme Tissue Repair's gross margin improved for the nine months ended September 30, 2000 compared to the same period in 1999 as a result of:

    - increased sales of Carticel-Registered Trademark- chondrocytes;

    - a reduction in fixed costs, materials and production costs for Carticel-Registered Trademark- chondrocytes and Epicel-TM- skin grafts; and

    - continued expense control efforts.

    For the three months ended September 30, 2000 gross margin decreased as a result of lower sales of Epicel-TM- skin grafts. Epicel revenues fluctuate from quarter to quarter depending on the need for severe burn care.

OPERATING EXPENSES

    Genzyme Tissue Repair's selling, general and administrative expenses decreased in both the three and nine months ended September 30, 2000 as compared to the same periods of 1999 as a result of its efforts to streamline its operations. Genzyme Tissue Repair's research and development expenses decreased in both periods due to the termination of its TGF-beta program and other research and development programs.

OTHER INCOME AND EXPENSE

                                                     THREE MONTHS                        NINE MONTHS
                                                         ENDED                              ENDED
                                                     SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                                    2000       1999      % CHANGE      2000       1999      % CHANGE
                                                  --------   --------   ----------   --------   --------   ----------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of joint venture.............   $  --      $  --          --%      $  --     $(3,368)     (100%)
Investment income...............................      46        210         (78%)       254         375       (32%)
Interest expense................................    (347)      (471)        (26%)      (972)     (1,335)      (27%)
Other...........................................      (1)        --        (100%)        (6)         --      (100%)
                                                   -----      -----                   -----     -------
    Total other income (expense)................   $(302)     $(261)         16%      $(724)    $(4,328)      (83%)
                                                   =====      =====                   =====     =======

    For the nine months ended September 30, 2000, equity in net loss of joint venture as compared to the same period in 1999 decreased as a result of the reallocation of Genzyme's ownership interest in Diacrin/Genzyme LLC from Genzyme Tissue Repair to Genzyme General in May 1999.

    Investment income decreased in the three and nine months ended
September 30, 2000 as compared to the same periods of 1999 as a result of lower average cash balances.

    Interest expense decreased in both periods of 2000 as a result of the completion of the conversion of Genzyme Tissue Repair's 5% convertible subordinated note in the fourth quarter of 1999.

B.  LIQUIDITY AND CAPITAL RESOURCES

                              GENZYME CORPORATION

    At September 30, 2000, we had cash, cash-equivalents, and short- and long-term investments of $808.3 million, an increase of $155.3 million from December 31, 1999.

    We generated $117.6 million in cash from operations for the nine months ended September 30, 2000.

    Our investing activities utilized net cash of $128.8 million in the first nine months of 2000 due to the following:

    - the sale of a portion of investments in equity securities provided $15.8 million of cash, of which $14.9 million represented the net proceeds from the sale of a portion of our investment in Genzyme Transgenics common stock;

    - net purchases of investments used $65.8 million of cash;

    - $52.3 million was used to fund capital expenditures;

    - $19.6 million was used to fund our investments in unconsolidated affiliates;

    - $5.0 million was used for the purchase of Focal, Inc. common stock as required upon the exercise by Focal of its first option under the stock purchase agreement between Genzyme and Focal. We are required, at Focal's option, to make future additional equity investments of up to $10.0 million subject to certain conditions.

    During the nine months ended September 30, 2000, we received $83.4 million in cash from exercises of stock options and the issuance of stock under our employee stock purchase plan. We also received $20.7 million of net proceeds from a directed public offering of shares of Molecular Oncology Stock in July 2000. During this period, we repaid $5.0 million in long-term debt.

    In June 2000, we entered into a strategic alliance agreement with Pharming Group N.V. to share in the development and funding for the commercialization of a human alpha-glucosidase enzyme replacement therapy for Pompe disease. Under the agreement, Pharming paid us $250,000 in cash and issued to us a $10.0 million 7% Convertible Senior Note due June 1, 2004. This consideration was a reimbursement for 50% of the amounts we previously paid to Synpac for product development and technology fees and expenses. Accordingly, we recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000. This note is convertible at any time at Genzyme's option into fully paid and nonassessable ordinary shares of Pharming. We have allocated our interest in this note to Genzyme General and have classified it as a long-term, related party note receivable as of September 30, 2000.

    In November 1999, we refinanced our $225.0 million revolving credit facility with a $50.0 million revolving credit facility that matures in November 2000 and a $100.0 million revolving credit facility that matures in November 2002. At September 30, 2000, $18.0 million was outstanding under the credit facility that matures in November 2002. We have allocated the $18.0 million of borrowings to Genzyme Tissue Repair. We expect to terminate our existing credit facilities to establish a new $500.0 million revolving credit facility. Under this new credit facility, we intend to borrow approximately $200.0 million to finance in part the cash portion of the Biomatrix merger consideration and $150.0 million to finance in part the cash portion of the GelTex merger consideration. We will allocate the $200.0 million in borrowings for the Biomatrix acquisition to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme and the $150.0 million in borrowings for the GelTex acquisition to Genzyme General.

    Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, in July 2000, we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering, which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund

Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

    Except as noted above, we believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

    - product development and marketing;

    - expanding facilities;

    - working capital; and

    - strategic business initiatives.

    Our cash reserves may be further reduced to pay principal and interest on the following debt:

    - $21.2 million in principal under our 5% convertible subordinated debentures, which are convertible into Genzyme General Stock; and

    - $250.0 million in principal under our 5 1/4% convertible subordinated notes, which are convertible into shares of Genzyme General Stock, Molecular Oncology Stock and Surgical Products Stock.

    If we use cash to pay or redeem all or a portion of this debt, including the principal and interest due on it, our cash reserves will be diminished.

    In addition, we expect to pay:

    - approximately $245.0 million in cash to stockholders of Biomatrix in connection with our acquisition of that company, as more fully described below;

    - approximately $509.4 million in cash to stockholders of GelTex in connection with our acquisition of that company, as more fully described below; and

    - approximately $26.0 million in cash to the limited partners of Genzyme Development Partners, L.P. if we exercise our option to purchase the limited partnership interests in that partnership, which option may no longer be exercised after November 28, 2000.

    To satisfy these and other commitments, we will have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

BIOMATRIX ACQUISITION

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance which we will refer to as "Biosurgery Stock". We will hold a special meeting of our shareholders on December 15, 2000 at which holders of each of our four series of tracking stock will be asked to approve a charter amendment creating Biosurgery Stock as a new series of tracking stock of Genzyme, and eliminating Tissue Repair Stock and Surgical Products Stock.

    In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. We will account for the combination of Genzyme Surgical Products and Genzyme Tissue Repair using the historical basis for each division because the combination of these two divisions is considered a re-allocation of assets and liabilities within Genzyme.

    We will account for the acquisition of Biomatrix as a purchase. Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final joint proxy statement/prospectus dated November 3, 2000, which we filed with the SEC on November 6, 2000.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

GELTEX ACQUISITION

    On September 11, 2000, we entered into an agreement to acquire GelTex Pharmaceuticals, Inc. In connection with the merger, GelTex shareholders will receive 0.7272 of a share of Genzyme General Stock or $47.50 in cash for each GelTex share owned, subject to proration to maintain the cash portion of the consideration at 50 percent, approximately $509.4 million. We will account for the merger as a purchase. The merger, which we expect to close by the end of 2000, is subject to:

    - approval by GelTex's shareholders;

    - clearance under federal antitrust laws; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final proxy statement/prospectus for the merger dated November 9, 2000, which we filed with the SEC on November 13, 2000.

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

                         NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and
SFAS 138, is effective for our fiscal year beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, as amended, and have not yet made a determination of the impact SFAS 133 will have on our consolidated results of operations and financial position.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 will be effective in the fourth quarter of 2000.

    We are currently evaluating the guidance provided in SAB 101 and do not expect its application to have a material effect on our financial statements.

                               SUBSEQUENT EVENTS

PURDUE PHARMA

    In October 2000, we entered into an arrangement with Purdue Pharma L.P. relating to the discovery and development of cancer antigens. Under this arrangement, we received approximately $12 million in cash, in the form of an up-front fee, research funding and an equity investment, and will receive approximately $9 million in committed research funding over the next three years. The equity portion of this arrangement provided for two affiliates of Purdue Pharma to purchase an aggregate of 532,066 shares of Molecular Oncology Stock at a premium to the market price for those shares. We allocate our antigen discovery program to Genzyme Molecular Oncology.

ATIII LLC

    In November 2000, we entered into a non-binding letter of intent with Genzyme Transgenics pursuant to which Genzyme Transgenics will acquire our rights in Europe and the Americas for recombinant human antithrombin III. We currently hold these rights through our 50% ownership interest in ATIII LLC, the joint venture we formed with Genzyme Transgenics in 1998. Our 50% ownership interest is currently allocated to Genzyme General. Our board of directors and the board of directors of Genzyme Transgenics have to approve the transaction in order for the transfer of rights to occur. The transaction is also subject to the companies' ability to successfully negotiate definitive agreements and other customary closing conditions. We expect to complete this transaction by the end of 2000.

                                GENZYME GENERAL

    At September 30, 2000, Genzyme General had cash, cash-equivalents, and short- and long-term investments of $691.9 million, an increase of $178.0 million from December 31, 1999.

    Genzyme General generated $171.5 million in cash from operations for the nine months ended September 30, 2000.

    Genzyme General's investing activities utilized $142.2 million for the nine months ended September 30, 2000 due to the following:

    - the sale of a portion of our investments in equity securities provided $15.8 million of cash, of which $14.9 million represents the net proceeds from the sale of a portion of our investment in Genzyme Transgenics common stock;

    - net purchases of investments used $91.2 million of cash;

    - $50.0 million of cash was used to fund capital expenditures; and

    - $19.6 million of cash was used to fund Genzyme General's investments in joint ventures.

    During the nine months ended September 30, 2000, Genzyme General was allocated $80.1 million in cash from exercises of options to purchase shares of Genzyme General Stock and the issuance of Genzyme General Stock under our employee stock purchase plan.

    In June 2000, we entered into a strategic alliance agreement with Pharming Group N.V. to share in the development and funding for the commercialization of a human alpha-glucosidase enzyme replacement therapy for Pompe disease. Under the agreement, Pharming paid us $250,000 in cash and issued to us a $10.0 million 7% Convertible Senior Note due June 1, 2004. This consideration was a reimbursement for 50% of the amounts we previously paid to Synpac for product development and technology fees and expenses. Accordingly, we recorded the $10.3 million as a reduction to research and development expense during the three months ended June 30, 2000. This note is convertible at any time at Genzyme's option into fully paid and nonassessable ordinary shares of Pharming. We have allocated our interest in this note to Genzyme General and have classified it as a long-term, related party note receivable as of September 30, 2000.

    Genzyme General, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At September 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $82.0 million was available under a facility that matures in November 2002. We expect to terminate our existing credit facilities to establish a new $500.0 million revolving credit facility. Under this new credit facility, we intend to borrow approximately $200.0 million to finance in part the cash portion of the Biomatrix merger consideration and $150.0 million to finance in part the cash portion of the GelTex merger consideration. We will allocate the $200.0 million in borrowings for the Biomatrix acquisition to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme and the $150.0 million in borrowings for the GelTex acquisition to Genzyme General.

    At December 31, 1999, $30.0 million of Genzyme General's cash was available to Genzyme Molecular Oncology under its interdivisional financing arrangement with Genzyme General. In April 2000, Genzyme Molecular Oncology drew
$15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As of September 30, 2000, $15.0 million remained available to Genzyme Molecular Oncology under this arrangement. For information regarding the determination of the amount of Genzyme Molecular Oncology designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.

    At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000,

Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. In
September 2000, Genzyme Tissue Repair made a subsequent draw of $5.0 million under this interdivisional financing arrangement in exchange for 927,488 Genzyme Tissue Repair designated shares. As of September 30, 2000, $10.0 million remained available under this arrangement. For information regarding the determination of the amount of Genzyme Tissue Repair designated shares authorized in connection with each draw under this arrangement you should read the section entitled "Liquidity and Capital Resources--Genzyme Corporation" above.

    We believe that Genzyme General's available cash, investments and cash flow from operations will be sufficient to fund its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources and positive cash flow, it intends to use substantial portions of its available cash for:

    - product development and marketing;

    - expanding facilities;

    - working capital; and

    - strategic business initiatives.

    Genzyme General's cash reserves may be further reduced to pay principal and interest on the following debt that has been allocated to Genzyme General:

    - $21.2 million in principal under our 5% convertible subordinated debentures, which are convertible into shares of Genzyme General Stock; and

    - $250.0 in principal under our 5 1/4% convertible subordinated notes, which are convertible into shares of Genzyme General Stock.

    If Genzyme General uses cash to pay or redeem all or a portion of this debt, including the principal and interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Molecular Oncology, Genzyme Surgical Products or Genzyme Tissue Repair affect our consolidated results of operations.

    On September 11, 2000, we entered into an agreement to acquire GelTex Pharmaceuticals, Inc. In connection with the merger, GelTex shareholders will receive 0.7272 of a share of Genzyme General Stock or $47.50 in cash for each GelTex share owned, subject to proration to maintain the cash portion of the consideration at 50%, approximately $509.4 million. We will account for the merger as a purchase. The merger, which we expect to close by the end of 2000, is subject to:

    - approval by GelTex's shareholders;

    - clearance under federal antitrust laws; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final proxy statement/prospectus dated November 9, 2000 for the merger, which we filed with the SEC on November 13, 2000.

    To satisfy these and other commitments, we will have to obtain additional financing for Genzyme General. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

                           GENZYME MOLECULAR ONCOLOGY

    At September 30, 2000, Genzyme Molecular Oncology had cash, cash equivalents and short-term investments of $23.6 million, an increase of $20.0 million from December 31, 1999. This increase is primarily attributable to the July 2000 offering of Molecular Oncology Stock discussed below.

    During the first nine months of 2000, Genzyme Molecular Oncology used
$12.7 million in cash for operations. This is primarily due to Genzyme Molecular Oncology's net loss for the nine months ended September 30, 2000.

    Genzyme Molecular Oncology's investing activities in the first nine months of 2000 used $25.3 million in cash to purchase investments and provided
$9.7 million from the sale and maturities of investments.

    Financing activities provided cash of $32.4 million. This is primarily from the $15.0 million draw in April 2000 from funds available to Genzyme Molecular Oncology from Genzyme General discussed below and net proceeds of $20.7 million from the July 2000 offering of Molecular Oncology Stock discussed below. Offsetting these two items was a payment of $5.0 million to repay funds borrowed in 1999 under Genzyme's revolving credit facility.

    Genzyme Molecular Oncology, together with our other operating divisions, has access to Genzyme's revolving credit facilities. At September 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $82.0 million was available under a facility that matures in November 2002. We expect to terminate our existing credit facilities to establish a new
$500.0 million revolving credit facility. Under this new credit facility, we intend to borrow approximately $200.0 million to finance in part the cash portion of the Biomatrix merger consideration and $150.0 million to finance in part the cash portion of the GelTex merger consideration. We will allocate the $200.0 million in borrowings for the Biomatrix acquisition to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme and the $150.0 million in borrowings for the GelTex acquisition to Genzyme General.

    At December 31, 1999, $30.0 million of Genzyme General's cash was available to Genzyme Molecular Oncology under its interdivisional financing arrangement with Genzyme General. In April 2000, Genzyme Molecular Oncology drew
$15.0 million of cash under this arrangement in exchange for 676,254 Genzyme Molecular Oncology designated shares. As required by our charter, the number of Genzyme Molecular Oncology designated shares was determined using the average closing price for Molecular Oncology Stock for the 20 trading days beginning on the 30th trading day before the draw. As of September 30, 2000, $15.0 million was available to Genzyme Molecular Oncology under this arrangement. These funds will be used primarily to fund research, preclinical and clinical development programs, and for working capital and general corporate purposes.

    Pursuant to a prospectus filed under Rule 424 of the Securities Act of 1933, as amended, in July 2000, we sold 1,607,400 shares of Molecular Oncology Stock to a limited number of purchasers at a price of $12.91 per share. We received approximately $20.7 million of net proceeds from the offering, which we allocated to Genzyme Molecular Oncology. The proceeds of this offering will be used primarily to fund Genzyme Molecular Oncology's research, preclinical and clinical development programs, and for its working capital and general corporate purposes.

    We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through the third quarter of 2002:

    - revenues generated from license agreements;

    - committed research funding from collaborators;

    - the $15.0 million remaining under the interdivisional financing arrangement with Genzyme General; and

    - our revolving credit facilities.

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

    - ability to satisfy regulatory requirements of the FDA and other government authorities; and

    - ability to become profitable;

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

                           GENZYME SURGICAL PRODUCTS

    At September 30, 2000, Genzyme Surgical Products had cash, cash equivalents, and short- and long-term investments of $87.2 million, a decrease of $38.9 million from December 31, 1999.

    Genzyme Surgical Products used $26.8 million in cash for operations in the first nine months of 2000. This is primarily due to Genzyme Surgical Products' net loss of $34.3 million for the nine months ended September 30, 2000.

    In June 1999, we allocated $150.0 million in cash, cash equivalents, investments and certain other assets and liabilities from Genzyme General to Genzyme Surgical Products in connection with the creation of Genzyme Surgical Products as a separate division of Genzyme.

    Genzyme Surgical Products' investing activities provided $29.1 million of cash due to the following:

    - net sales and maturities of investments provided $41.0 million of cash;

    - $5.0 million of cash was used to purchase Focal, Inc. common stock as described below; and

    - $2.2 million of cash was used to fund capital expenditures.

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

    Genzyme Surgical Products, together with our other operating divisions, has access to our revolving credit facilities. At September 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $77.0 million was available under a facility that matures in November 2002. We expect to terminate our existing credit facilities to establish a new $500.0 million revolving credit facility. Under this new credit facility, we intend to borrow approximately $200.0 million to finance in part the cash portion of the Biomatrix merger consideration and $150.0 million to finance in part the cash portion of the GelTex merger consideration. We will allocate the $200.0 million in borrowings for the Biomatrix acquisition to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme and the $150.0 million in borrowings for the GelTex acquisition to Genzyme General.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance which we will refer to as "Biosurgery Stock". We will hold a special meeting of our shareholders on December 15, 2000 at which holders of each of our four series of tracking stock will be asked to approve a charter amendment creating Biosurgery Stock as a new series of tracking stock of Genzyme, and eliminating Tissue Repair Stock and Surgical Products Stock.

    In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. We will account for the combination of Genzyme Surgical Products and Genzyme Tissue Repair using the historical basis for each division because the combination of these two divisions is considered a re-allocation of assets and liabilities within Genzyme.

    We will account for the acquisition of Biomatrix as a purchase. Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of

Biomatrix stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final joint proxy statement/prospectus dated November 3, 2000, which we filed with the SEC on November 6, 2000.

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

    In addition, if we exercise our option to purchase the limited partnership interests in Genzyme Development Partners, L.P. and use cash to pay all or a portion of the approximately $26.0 million advance payment to the limited partners, our cash resources will be diminished. The option is exercisable during the 90-day period that began on August 31, 2000. Genzyme Development Partners is a Delaware limited partnership that was formed in 1989 to develop, produce and derive income from the sale of Sepra products. Its general partner is a wholly-owned subsidiary of Genzyme.

                             GENZYME TISSUE REPAIR

    At September 30, 2000, Genzyme Tissue Repair had cash and cash equivalents of $5.6 million, a decrease of $3.8 million from December 31, 1999.

    During the first nine months of 2000, Genzyme Tissue Repair used
$14.4 million of cash for operations. This is primarily due to Genzyme Tissue Repair's net loss of $14.6 million during the period.

    Financing activities provided Genzyme Tissue Repair with $10.7 million of cash. This includes $10.0 million drawn by Genzyme Tissue Repair from funds available from Genzyme General under an interdivisional financing arrangement discussed below and the allocation of $0.7 million of cash from the exercise of options to purchase shares of Tissue Repair Stock and the issuance of Tissue Repair Stock under an employee stock plan.

    Genzyme Tissue Repair, together with our other operating divisions, has access to our revolving credit facilities. At September 30, 2000, $50.0 million was available under a facility that matures in November 2000 and $82.0 million was available under a facility that matures in November 2002. We expect to terminate our existing credit facilities to establish a new $500.0 million revolving credit facility. Under this new credit facility, we intend to borrow approximately $200.0 million to finance in part the cash portion of the Biomatrix merger consideration and $150.0 million to finance in part the cash portion of the GelTex merger consideration. We will allocate the $200.0 million in borrowings for the Biomatrix acquisition to Genzyme Biosurgery in connection with its formation as a separate division of Genzyme and the $150.0 million in borrowings for the GelTex acquisition to Genzyme General.

    At December 31, 1999, $20.0 million of Genzyme General's cash was available to Genzyme Tissue Repair under its interdivisional financing arrangement with Genzyme General. In March 2000, Genzyme Tissue Repair made a $5.0 million draw under this arrangement in exchange for 765,169 Genzyme Tissue Repair designated shares. In September 2000, Genzyme Tissue Repair made a subsequent draw of $5.0 million under this interdivisional financing arrangement in exchange for 927,488 Genzyme Tissue Repair designated shares. As required by our charter, the number of Genzyme Tissue Repair designated shares was determined using the average closing price of Tissue Repair Stock for the 20 trading days beginning on the 30th trading day before each draw. As of September 30, 2000, $10.0 million was still available to Genzyme Tissue Repair under this arrangement.

    In March 2000, we entered into an agreement to acquire Biomatrix, Inc. Upon completion of the merger, we will form a new operating division called Genzyme Biosurgery and create a new series of common stock that is intended to reflect its value and track its performance which we will refer to as "Biosurgery Stock". We will hold a special meeting of our shareholders on December 15, 2000 at which holders of each of our four series of tracking stock will be asked to approve a charter amendment creating Biosurgery Stock as a new tracking stock of Genzyme, and eliminating Tissue Repair Stock and Surgical Products Stock.

    In connection with the merger, and upon Genzyme shareholder approval, the assets and liabilities allocated to Genzyme Surgical Products and Genzyme Tissue Repair will be re-allocated to Genzyme Biosurgery and shares of Surgical Products Stock and Tissue Repair Stock will be exchanged for Biosurgery Stock. Holders of Surgical Products Stock will receive 0.6060 share of Biosurgery Stock in exchange for each share of Surgical Products Stock they hold and holders of Tissue Repair Stock will receive 0.3352 share of Biosurgery Stock in exchange for each share of Tissue Repair Stock they hold. We will account for the combination of Genzyme Surgical Products and Genzyme Tissue Repair using the historical basis for each division because the combination of these two divisions is considered a re-allocation of assets and liabilities within Genzyme.

    We will account for the acquisition of Biomatrix as a purchase. Biomatrix stockholders will receive $37.00 in cash, one share of Biosurgery Stock, or a combination of cash and stock for each share of Biomatrix stock they hold. The merger agreement provides that we will pay cash for up to 28.38% of the outstanding shares of Biomatrix common stock that receive merger consideration, or up to approximately $245.0 million.

    The acquisition is subject to:

    - approval by Biomatrix's shareholders;

    - approval by our shareholders, including separate approval by the holders of shares of Surgical Products Stock and Tissue Repair Stock; and

    - other customary closing conditions.

    For more information about the merger and the merger consideration, we encourage you to carefully read the final joint proxy statement/prospectus dated November 3, 2000, which we filed with the SEC on November 6, 2000.

    We anticipate that Genzyme Tissue Repairs' current cash resources, together with the $10.0 million that remains available under the interdivisional financing arrangement from Genzyme General, will be sufficient to fund its operations through the end of 2000.

    Genzyme Tissue Repair's cash needs may differ from those planned as a result of various factors, including the:

    - ability to become profitable;

    - the ability to satisfy regulatory requirements of the FDA and other governmental authorities;

    - results of research and development and clinical testing;

    - the enforcement of patent and other intellectual property rights; and

    - development of competitive products and services.

    In addition, in 1999, Genzyme Tissue Repair received $25.0 million in cash from Genzyme General in connection with the transfer of our interest in our joint venture with Diacrin, Inc. from Genzyme Tissue Repair to Genzyme General. If the joint venture does not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001, Genzyme Tissue Repair will be required to pay to Genzyme General $20.0 million plus accrued interest at an annual rate of 13.5%. If a phase 3 clinical trial is initiated by June 30, 2001 but NeuroCell-TM--PD does not receive final marketing approval from the FDA by June 30, 2004, Genzyme Tissue Repair will be required to pay Genzyme General $15.0 million plus accrued interest at an annual rate of 13.5%. Genzyme Tissue Repair may repay these amounts in cash, Genzyme Tissue Repair designated shares, or combination of both, at its option. If these milestones are not achieved, and Genzyme Tissue Repair elects to repay Genzyme General in cash, its cash reserves will be substantially diminished or depleted in their entirety. If Genzyme Tissue Repair elects to repay Genzyme General in Genzyme Tissue Repair designated shares, this would substantially dilute the rights of the holders of Tissue Repair Stock and could significantly affect the market price of Tissue Repair Stock.

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

    We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of
Operations--Market Risk" in Exhibit 13.1 to our 1999 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On July 25, 2000, we filed a lawsuit seeking injunctive relief and damages against Transkaryotic Therapies Inc. in the United States District Court in Wilmington, Delaware for patent infringement by the manufacture and use of Replagal-TM-, Transkaryotic Therapies' replacement therapy for Fabry disease. The suit alleges infringement of U.S. patent No. 5,356,804, which is exclusively licensed to Genzyme by Mount Sinai School of Medicine. The patent is directed to methods of making alpha-galactosidase in mammalian cells, as well as the genetically-engineered cells themselves. On September 19, 2000, Transkaryotic Therapies filed a lawsuit against Genzyme and Mount Sinai in U.S. District Court in Boston, Massachusetts seeking declaratory judgements that the manufacture, use and sale of Replagal-TM- does not infringe the patent licensed by Genzyme from Mount Sinai and that the Mount Sinai patent is invalid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         3.1 Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 1 to Genzyme's Current Report on Form 8-K filed with the SEC on June 30, 2000, and incorporated herein by reference.

         3.2 By-Laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, and incorporated herein by reference.

        10.1* Lease dated August 28, 2000 between Genzyme and Kendall Square, LLC. Filed herewith.

        10.2 Lease dated August 4, 2000 between Genzyme and Fafard Real Estate and Development Corp. Filed herewith.

        27 Financial Data Schedule for Genzyme for the nine months ended September 30, 2000 (for EDGAR filing purposes only). Filed herewith.

     *Confidential treatment has been requested for deleted portions of Exhibit
      10.1.

    (b)  Reports on Form 8-K

       - On July 14, 2000, we filed a Current Report on Form 8-K for the purpose of filing an opinion of counsel regarding the validity of 1,464,100 shares of Molecular Oncology Stock being offered to a limited number of purchasers pursuant to a Registration Statement on form S-3.

       - On July 19, 2000, we filed a Current Report on Form 8-K for the purpose of filing an opinion of counsel regarding the validity of 1,607,400 shares of Molecular Oncology Stock being offered to a limited number of purchasers pursuant to a Registration Statement on Form S-3.

       - On September 12, 2000, we filed a Current Report on Form 8-K to announce the execution of an Agreement and Plan of Merger, dated September 11, 2000, between Genzyme Corporation, Titan Acquisition Corp. and GelTex Pharmaceuticals, Inc., pursuant to which GelTex would be merged with and into Titan Acquisition Corp, a wholly-owned subsidiary of Genzyme.

       - On September 13, 2000, we filed a Current Report on Form 8-K to announce the execution of Amendment No. 2 to the Agreement and Plan of Merger, as amended, dated March 6, 2000, between Genzyme Corporation, Seagull Merger Corporation and Biomatrix, Inc., pursuant to which Genzyme and Biomatrix agreed to extend the termination date of the merger of Biomatrix with and into Seagull Merger Corporation

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GENZYME CORPORATION

DATE: November 14, 2000                                By:  /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                            Michael S. Wyzga
                                                            Senior Vice President Finance,
                                                            Chief Financial Officer,
                                                            Corporate Controller and
                                                            Chief Accounting Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 2000

                                 EXHIBIT INDEX

 3.1  Restated Articles of Organization of Genzyme, as amended.
      Filed as Exhibit 1 to Genzyme's Current Report on Form 8-K filed with the SEC on June 30, 2000, and incorporated herein by reference.
 3.2  By-Laws of Genzyme, as amended. Filed as Exhibit 3.2 to
      Genzyme's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.1* Lease dated August 28, 2000 between Genzyme and Kendall
      Square, LLC. Filed herewith.
10.2  Lease dated August 4, 2000 between Genzyme and Fafard Real
      Estate and Development Corp. Filed herewith.
  27 Financial Data Schedule for Genzyme for the nine months ended September 30, 2000 (for EDGAR filing purposes only).
      Filed herewith.

------------------------

*   Confidential treatment has been requested for deleted portions of Exhibit
    10.1.