Form 10-K
period 2000-12-31
GENZYME CORP
filed 2001-04-02
CIK 732485

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 0-14680
                           --------------------------

                              GENZYME CORPORATION
             (Exact name of Registrant as specified in its Charter)

                 MASSACHUSETTS                                           06-1047163
        (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
        incorporation or organization)

              ONE KENDALL SQUARE
           CAMBRIDGE, MASSACHUSETTS                                         02139
    (Address of principal executive office)                              (Zip Code)

                                 (617) 252-7500
              (Registrant's telephone number, including area code)
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
GENZYME GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GENZYME GENERAL STOCK")
 GENZYME BIOSURGERY DIVISION COMMON STOCK, $0.01 PAR VALUE ("BIOSURGERY STOCK") GENZYME MOLECULAR ONCOLOGY DIVISION COMMON STOCK, $0.01 PAR VALUE ("MOLECULAR
                                ONCOLOGY STOCK")
                     GENZYME GENERAL STOCK PURCHASE RIGHTS
                        BIOSURGERY STOCK PURCHASE RIGHTS
                    MOLECULAR ONCOLOGY STOCK PURCHASE RIGHTS

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2001:

                                 $8,889,677,071

Number of shares of Genzyme General Stock outstanding as of March 1,
2001:                                                                 95,853,496

Number of shares of Biosurgery Stock outstanding as of March 1,
2001:                                                                 36,400,580

Number of shares of Molecular Oncology Stock outstanding as of March 1,
2001:                                                                 15,906,376
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology Annual Reports are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001 are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our:

    - projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services;

    - estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

    - sales and marketing plans;

    - assessments of competitors and potential competitors;

    - estimates of the capacity of manufacturing and other facilities to support our products and services;

    - expected future revenues, operations and expenditures;

    - projected cash needs; and

    - plans to divest the Snowden-Pencer-Registered Trademark- product lines and to sell our manufacturing facility in Quebec, Canada.

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

    - our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services;

    - the content and timing of submissions to and decisions made by the FDA and other regulatory agencies;

    - the impact of the expiration of the orphan drug status of Cerezyme-Registered Trademark- and Ceredase-Registered Trademark- enzymes on May 2001 on our revenues from these products;

    - our ability to satisfy the FDA's request for additional data and clarification in connection with our Biologics License Application submission for Fabrazyme-TM- enzyme;

    - our ability to resolve manufacturing issues related to Renagel-Registered Trademark- tablets and expand manufacturing capacity for sevelamer hydrocloride for Renagel-Registered Trademark- capsules and tablets;

    - our ability to optimize dosing and improve patient compliance with Renagel-Registered Trademark- capsules and tablets;

    - our ability to successfully increase market penetration for Synvisc-Registered Trademark- as a treatment for osteoarthritis of the knee and other joints;

    - the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections;

    - market acceptance of our products and services;

    - our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage;

    - our ability to establish and maintain strategic license, collaboration and distribution arrangements;

    - the continued funding of our joint ventures;

    - our ability to identify purchasers for, and successfully negotiate purchase and sale agreements regarding, our Snowden-Pencer-Registered Trademark- product lines and manufacturing facility in Quebec, Canada; and

    - the accuracy of our information regarding the products and resources of our competitors and potential competitors.

We have included more detailed descriptions of these risks and uncertainties in
Exhibit 99.2, "Factors Affecting Future Operating Results," to this Annual Report on Form 10-K. We encourage you to read those descriptions carefully.

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS

    Throughout this Annual Report on Form 10-K, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our three operating divisions as follows:

    - Genzyme General Division = "Genzyme General;"

    - Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

    - Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Annual Report on Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

    Genzyme-Registered Trademark-, Cerezyme-Registered Trademark-, Ceredase-Registered Trademark-, Thyrogen-Registered Trademark-, N-geneous-Registered Trademark-, Contrast-Registered Trademark-, InSight-Registered Trademark-, AFP3-Registered Trademark-,
MASDA-Registered Trademark-, Snowden-Pencer-Registered Trademark-, Pleur-evac-Registered Trademark-, Thora-Klex-Registered Trademark-, Tevdek-Registered Trademark-, Polydek-Registered Trademark-,
Deklene-Registered Trademark-, SaphLITE-Registered Trademark-, Sepragel-Registered Trademark-, Carticel-Registered Trademark- and Epicel-Registered Trademark- are registered trademarks of Genzyme. Fabrazyme-TM-, NeuroTrack-TM-, SmartStroke-TM-, SAGE-TM-, SPHERE-TM-, NextStitch-TM-, Sahara-TM-, GlyPro-TM-, Immobilizer-TM-, Sepra-TM-, Seprafilm-TM-, Sepramesh-TM- and Seprapack-TM- are trademarks of Genzyme. AFP4-SM- is a service mark of Genzyme. Renagel-Registered Trademark- is a registered trademark of GelTex Pharmaceuticals, Inc.
Synvisc-Registered Trademark-, Hylaform-Registered Trademark-, Hylashield-Registered Trademark- and HsS-Registered Trademark- are registered trademarks and Hylashield Nite-TM- and Hylasine-TM- are trademarks of Genzyme Biosurgery Corporation. Welchol-TM- is a trademark of Sankyo Pharma, Inc. NeuroCell-TM--PD is a trademark of Diacrin/Genzyme LLC.
FocalSeal-Registered Trademark--L is a registered trademark of Focal, Inc. Provisc-Registered Trademark- is a registered trademark of Alcon
Laboratories, Inc. TNKase-TM- is a trademark of Genentech, Inc. AVONEX-Registered Trademark- is a registered trademark of Biogen, Inc. Aldurazyme-TM- is a trademark of BioMarin/ Genzyme LLC. Replagal-TM- is a trademark of Transkaryotic Therapies, Inc. Foznal-TM- is a trademark of Shire Laboratories, Inc. Interceed-Registered Trademark- is a registered trademark and Intergel-TM- is a trademark of Johnson & Johnson Corporation. Orthovisc-Registered Trademark- is a registered trademark of Anika Research, Inc. Hylagan-Registered Trademark- is a registered trademark of Sanofi-Synthelabo Inc. Artz-TM- is a trademark of Seikagaku Kogyo Kabushiki Kaisha. Express-Registered Trademark- and Oasis-Registered Trademark- are registered trademarks of Atrium Medical Corporation. Supartz-TM- is a trademark of Smith & Nephew Orthopedics.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
 PART I

 ITEM 1.                BUSINESS....................................................       5
                        Introduction................................................       5
                        Genzyme General--Products and Development Programs..........       5
                        Genzyme Biosurgery--Products and Development Programs.......      13
                        Genzyme Molecular Oncology--Technology Platforms and
                          Development Programs......................................      18
                        Competition.................................................      21
                        Patents, License Agreements and Trademarks..................      26
                        Government Regulation.......................................      27
                        Employees...................................................      31
                        Financial Information Regarding Segment Reporting...........      31
                        Research and Development Costs..............................      31
                        Sales by Geographic Area, Significant Customers and
                          Products..................................................      31
 ITEM 1A.               EXECUTIVE OFFICERS OF THE REGISTRANT........................      32
 ITEM 2.                PROPERTIES..................................................      33
 ITEM 3.                LEGAL PROCEEDINGS...........................................      35
 ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      36

 PART II

 ITEM 5.                MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.......................................      37
 ITEM 6.                SELECTED FINANCIAL DATA.....................................      38
 ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................      39
 ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................      39
 ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      39
 ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................      39

 PART III

 ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      39
 ITEM 11.               EXECUTIVE COMPENSATION......................................      40
 ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................      40
 ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      40

 PART IV

 ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                          FORM 8-K..................................................      40
                        14(a)(1) Financial Statements...............................      40
                        14(a)(2) Financial Statement Schedules......................      42
                        14(a)(3) Exhibits...........................................      42
                        14(b) Reports on Form 8-K...................................      42
                        14(c) Exhibits..............................................      43

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    We are a biotechnology and human healthcare company that develops innovative products and provides services for major unmet medical needs. We were founded as a Delaware corporation in June 1981 and became a Massachusetts corporation in 1991. We currently have three operating divisions. Each of our divisions has a related series of common stock that is intended to reflect its value and track its financial performance. Our three divisions are:

    - Genzyme General, which develops and markets therapeutic products and diagnostic products and services with an emphasis on genetic disorders and other chronic debilitating diseases with well-defined patient populations. Genzyme General Stock is listed on the Nasdaq National Market under the symbol "GENZ."

    - Genzyme Biosurgery, which develops and markets instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets. Biosurgery Stock is listed on the Nasdaq National Market under the symbol "GZBX."

    - Genzyme Molecular Oncology, which is utilizing its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors, and to generate partnering revenue. Molecular Oncology Stock is listed on the Nasdaq National Market under the symbol "GZMO."

    We allocate all of our products, services, programs, assets and liabilities among our divisions for purposes of financial statement presentation; however, Genzyme, the corporation, continues to own all of the assets and is responsible for all of the liabilities allocated to each of the divisions.

GENZYME GENERAL--PRODUCTS AND DEVELOPMENT PROGRAMS

    Genzyme General primarily consists of our Therapeutics and Diagnostics business units and our wholly-owned subsidiary GelTex Pharmaceuticals, Inc., which we acquired in December 2000. The Therapeutics business unit focuses on developing and marketing products for genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage diseases, and specialty therapeutics. The Diagnostics business unit develops, markets and distributes IN VITRO diagnostic products and genetic testing services. GelTex develops non-absorbed polymer drugs that bind and eliminate targeted substances in the gastrointestinal track and small-molecule pharmaceuticals consisting of novel polyamine analogues and metal chelators.

THERAPEUTICS

    Genzyme General's Therapeutics business unit currently has three therapeutic products on the market and several other therapeutic products in varying stages of development. Genzyme General also sells synthetic phospholipids, synthetic peptides and amino acid derivatives, which are used in research as raw materials for pharmaceutical manufacturers. It also produces and sells bulk hyaluronan for a number of applications. Under an agreement with Alcon Laboratories, Inc., Genzyme General supplies pharmaceutical grade hyaluronan powder to Alcon for incorporation into Provisc-Registered Trademark-, an ophthalmic surgical aid product. In addition, hyaluronan is sold to a number of customers for various research and development applications.

                PRODUCT                         INDICATION                 STATUS                  LICENSOR
- ----------------------------------------  -----------------------  -----------------------  -----------------------
CEREZYME-REGISTERED TRADEMARK-            Type I Gaucher disease   Ceredase-Registered Trademark- None
(IMIGLUCERASE FOR INJECTION) AND                                   marketed since 1991;
CEREDASE-REGISTERED TRADEMARK-                                     Cerezyme-Registered Trademark-
(ALGLUCERASE FOR INJECTION)                                        marketed since 1994;
                                                                   available in over 55
                                                                   countries

RENAGEL-REGISTERED TRADEMARK- (SEVELAMER  Reduction of serum       Marketed since 1998;     None*
HYDROCHLORIDE)                            phosphorus in patients   approved in the U.S. in
                                          with end-stage renal     1998, Israel in 1999
                                          disease on hemodialysis  and in Europe in 2000

THYROGEN-REGISTERED TRADEMARK-            Adjunctive diagnostic    Marketed since 1998;     None
(THYROTROPIN ALFA FOR INJECTION)          agent in the follow-up   approved in the U.S. in
                                          of patients with well-   1998, in Puerto Rico in
                                          differentiated thyroid   1999 and in Europe,
                                          cancer                   Israel and Brazil in
                                                                   2000

FABRAZYME-TM- (AFGALSIDASE BETA FOR       Fabry disease            BLA submitted to the     Mt. Sinai School of
INJECTION)                                                         FDA in June 2000; MAA    Medicine
                                                                   submitted to the EMEA
                                                                   in July 2000

ALDURAZYME-TM- (LARONIDASE FOR            MPS-I                    One phase 3 trial        BioMarin
INJECTION)                                                         successfully completed;  Pharmaceutical, Inc.**
                                                                   a confirmatory phase 3
                                                                   trial initiated in 2000

RENAGEL-REGISTERED TRADEMARK- (SEVELAMER  Reduction of serum       Phase 3 trial ongoing    Chugai Pharmaceuticals,
HYDROCHLORIDE)                            phosphorus in patients                            Inc.
                                          with end-stage renal
                                          disease on hemodialysis
                                          (in Japan)

AVONEX-REGISTERED TRADEMARK-              Relapsing forms of       Phase 3 trial ongoing    Biogen, Inc.
(INTERFERON-BETA 1A)                      multiple sclerosis (in
                                          Japan)

ALPHA-GLUCOSIDASE                         Pompe disease            Phase 1-2 pilot trial;   Pharming Group N.V.**
                                                                   phase 2 trial planned
                                                                   for 2001

NEUROCELL-TM--PD                          Parkinson's disease      Final analysis of phase  Diacrin Inc.**
                                                                   2 trial ongoing to
                                                                   determine whether
                                                                   further development is
                                                                   warranted

DX 88                                     Hereditary angioedema    Phase 2 trial ongoing    Dyax Corp.

SMALL MOLECULE                            Multiple sclerosis       IND filing planned for   None
                                                                   2001

SMALL MOLECULE                            Cystic fibrosis          Preclinical              None

PEPTIDE THERAPY                           Pemphigus vulgaris       Preclinical              None

ACID SPHINGOMYELINASE                     Type B Niemann-Pick      Preclinical              Mt. Sinai School of
                                          disease                                           Medicine

                PRODUCT                         INDICATION                 STATUS                  LICENSOR
- ----------------------------------------  -----------------------  -----------------------  -----------------------
TGF-Beta ANTAGONISTS                      Systemic sclerosis       Preclinical              Cambridge Antibody
                                                                                            Technology Ltd. **

SMALL MOLECULE                            Autoimmune disease       Preclinical              None

SMALL MOLECULE                            Lysosomal storage        Preclinical              University of Michigan
                                          diseases

GENE THERAPY                              Lysosomal storage        Preclinical              Targeted Genetics
                                          diseases and genetic                              Corporation
                                          diseases

- --------------------------

* We acquired GelTex Pharmaceuticals, Inc., our joint venture partner, in December 2000.

** If you would like information about our strategic collaborations, you should read Note I., "Investments," to our consolidated financial statements, which are contained in Exhibit 13.1 to this Annual Report on Form 10-K (our "Consolidated Financial Statements") and are incorporated into this discussion by reference.

    We have provided more details on our therapeutic products and our late-stage development programs below.

    CEREZYME-REGISTERED TRADEMARK- (IMIGLUCERASE FOR INJECTION)/CEREDASE-REGISTERED TRADEMARK- (ALGLUCERASE FOR
INJECTION). Treatment with Cerezyme-Registered Trademark- or Ceredase-Registered Trademark- enzyme replacement therapy currently represents the only safe and effective treatment available for Type I Gaucher disease, a lysosomal storage disease. We entered the market in 1991 with Ceredase-Registered Trademark- enzyme. Because production of Ceredase-Registered Trademark- enzyme was subject to supply constraints, we developed Cerezyme-Registered Trademark- enzyme, a recombinant form of human beta glucocerebrosidase, the enzyme that is deficient in Gaucher patients. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into cells of one organism the genetic material of a different species. In the case of Cerezyme-Registered Trademark- enzyme, Chinese hamster ovary cells are engineered to produce human beta glucocerebrosidase. We stopped producing Ceredase-Registered Trademark- enzyme, except for small quantities, in 1998 after substantially all patients who previously used Ceredase-Registered Trademark- enzyme were converted to Cerezyme-Registered Trademark- enzyme.

    Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the estimated 5,000 to 10,000 Gaucher patients Genzyme General believes exist worldwide. Cerezyme-Registered Trademark- enzyme is currently distributed in over 55 countries worldwide. Our results of operations are highly dependent on sales of these products. Sales of Cerezyme-Registered Trademark- and Ceredase-Registered Trademark- enzymes totaled approximately $536.9 million in 2000, which represented approximately 66% of our consolidated revenue in that year. Sales of these products totaled approximately $478.4 million, or 70% of our consolidated revenue, in 1999 and approximately $411.0 million, or 67% of our consolidated revenue, in 1998.

    RENAGEL-REGISTERED TRADEMARK- (SEVELAMER
HYDROCHLORIDE). Renagel-Registered Trademark- capsules and tablets are used for the reduction of serum phosphorus in patients with end-stage renal disease on hemodialysis. There are an estimated 280,000 end-stage renal disease patients in the United States, approximately 95% of whom receive a phosphate control product. There are also an estimated 170,000 end-stage renal disease patients in Europe. Genzyme General is marketing Renagel-Registered Trademark- capsules and tablets directly to nephrologists, renal dieticians and payors through a dedicated sales force. The launch of the tablet formulation in September 2000 was intended to help nephrologists manage patients into the normal serum phosphorus range. Sales of Renagel-Registered Trademark- capsules and tablets totaled approximately $56.0 million in 2000 and approximately $19.5 million in 1999.

    Genzyme General believes that the worldwide opportunity for Renagel-Registered Trademark- capsules and tablets is greater than originally anticipated. It expects that at least four fundamental factors will contribute to the growth of this product opportunity:

    - the establishment of the Renagel-Registered Trademark- products as a preferred first-line treatment for dialysis patients;

    - appropriate adjustment of daily doses of the Renagel-Registered Trademark-products by physicians to lower patient phosphorus levels into the normal range and improve patient compliance;

    - substantial growth in the dialysis patient population, which Genzyme General estimates is currently approximately 1 million people worldwide and expects to reach approximately 1.7 million by 2009; and

    - the potential for the Renagel-Registered Trademark- products to lower the overall cost of caring for dialysis patients.

Genzyme General is taking several steps to support its belief about the market potential for these products. Genzyme General is currently conducting a three-year study comparing Renagel-Registered Trademark- capsules to the standard calcium binders. It also initiated a 2,000-patient study designed to demonstrate the ability of the products to improve patient morbidity and mortality in 2001.

    THYROGEN-REGISTERED TRADEMARK- (THYROTROPIN ALFA FOR
INJECTION). Thyrogen-Registered Trademark- hormone was developed by Genzyme General to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual of recurring thyroid cancer. This allows patients to avoid the debilitating effects of hypothyroidism. In the United States, physicians order approximately 135,000 thyroglobulin tests and 25,000 radioiodine imaging whole body scans each year for thyroid cancer patients. Genzyme General is marketing Thyrogen-Registered Trademark- hormone in the United States through a direct sales force. Brazil has the highest incidence of thyroid cancer in the developed world, outside of the United States. Physicians order approximately 28,000 thyroglobulin tests and 12,000 radioiodine imaging whole body scans each year in Brazil for thyroid cancer patients. Biobras S.A. exclusively distributes and markets the product in Brazil.

    FABRAZYME-TM- (ALGALSIDASE BETA FOR INJECTION). Genzyme General is developing Fabrazyme-TM- enzyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is a lysosomal storage disease that is estimated to affect 1 in 40,000 males worldwide, with an estimated 2,000 to 4,000 patients worldwide. We filed for marketing approval for Fabrazyme-TM- enzyme in the United States and in Europe in 2000. We also began treating patients in France with Fabrazyme-TM- enzyme under an Authorisation Temporaire d'Utilisation from the French Medicines Agency, which allows patients in France to receive treatment before marketing authorization for the therapy is granted in the European Union.

    In March 2001, the Committee for Proprietary Medicinal Products, commonly referred to as the CPMP, issued a positive opinion of our Marketing Authorization Application for Fabrazyme-TM- enzyme for Fabry disease. The proposed labeling recommended by the CPMP includes the following indication:
"Fabrazyme-TM- is indicated for long-term enzyme replacement therapy in patients with a confirmed diagnosis of Fabry disease (galactosidase A deficiency)." The CPMP is the scientific body composed of representatives from the 15 member states of the European Union that provides advice to the European Medicines Evaluation Agency, commonly referred to as the EMEA, on the approval of medicinal products.

    We are currently preparing a response to the FDA's request for additional data and clarification related to our Biologics License Application for Fabrazyme-TM- enzyme. We expect action on the U.S. regulatory submissions this year. In addition, Genzyme General initiated a phase 4 trial of Fabrazyme-TM-enzyme in January 2001, which is required under the FDA's accelerated approval mechanism.

    ALDURAZYME-TM- (LARONIDASE FOR INJECTION). Genzyme General and BioMarin have formed a joint venture to develop Aldurazyme-TM- enzyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat a lysosomal storage disease known as mucopolysaccharidosis I, or MPS-I. Approximately 2,000 to 3,000 people in the developed world have been diagnosed with MPS-I. BioMarin has completed a phase 1-2 trial of Aldurazyme-TM- enzyme, and the joint venture initiated a confirmatory phase 3 trial in December 2000, which is expected to conclude in the third quarter of 2001.

    AVONEX-REGISTERED TRADEMARK- (INTERFERON-BETA 1A). In September 1998, we entered into an agreement with Biogen Inc. under which Genzyme General will commercialize and, following regulatory approval, exclusively distribute AVONEX-Registered Trademark- in Japan. AVONEX-Registered Trademark- is Biogen's treatment for relapsing forms of multiple sclerosis. Genzyme General is managing the clinical development program for AVONEX-Registered Trademark- in Japan and is working to obtain registration and reimbursement approvals for the product. Genzyme General estimates that there are at least 5,000 multiple sclerosis patients in Japan.

    ALPHA-GLUCOSIDASE. Genzyme General and Pharming Group N.V. are developing a recombinant form of the human enzyme alpha-glucosidase produced in Chinese hamster ovary cells for the treatment of Pompe disease. Pompe disease is a lysosomal storage disease that is estimated to affect between 5,000 to 10,000 people worldwide. We licensed this product from Synpac (North Carolina), Inc. in March 2000. Genzyme General and Pharming expect to initiate a phase 2 trial of this product in infants in 2001.

    NEUROCELL-TM--PD. Genzyme General and Diacrin, Inc. are developing NeuroCell-TM--PD for the treatment of Parkinson's disease. NeuroCell-TM--PD is a cellular approach that involves the transplantation of porcine fetal neural cells to attempt to replace cells lost to disease. We have completed a preliminary analysis of results from the phase 2 trial of NeuroCell-TM--PD. Patients were evaluated at baseline and at three-month intervals for at least
18 months following surgery using a broad range of clinical measurements. The trial's primary endpoint was the difference between the treated group and the control group in the change in total score on the Unified Parkinson's Disease Rating Scale in the off state (more than 12 hours since last medication) obtained pre-operatively and 18 months after surgery. Both the treatment group and the control group, on average, showed improvement from baseline. There was no difference, however, between the treatment and the control group. Genzyme General and Diacrin expect to complete additional analysis of the phase 2 data as quickly as possible and to reach a decision within a few months whether to proceed with additional clinical studies of NeuroCell-TM--PD. Based on the preliminary analysis of the trial results and the need for additional analysis, a phase 3 trial of NeuroCell-TM--PD will not be initiated before June 30, 2001. Under the terms of the transfer agreement between Genzyme General and Genzyme Biosurgery, Genzyme General, at its election, may require Genzyme Biosurgery to return to Genzyme General a $20.0 million prepayment. This refund, together with accrued interest, will be due within 90 days of receipt of Genzyme General's notice of its election. This payment may be made in cash, Biosurgery designated shares, or a combination of both, at Genzyme Biosurgery's option. Biosurgery designated shares are authorized but unissued shares of Biosurgery Stock that can be sold or distributed for the benefit of Genzyme General without allocating any of the proceeds to Genzyme Biosurgery.

    ANTI-THROMBIN III. Genzyme General and Genzyme Transgenics Corporation formed a joint venture in 1998 for the development and commercialization of recombinant human antithrombin III, also known as rhATIII, a protein naturally produced by the body that, when bound to heparin, prevents blood clotting. Genzyme General and Genzyme Transgenics were developing transgenically-produced rhATIII through the joint venture to restore heparin sensitivity in heparin-resistant patients undergoing elective heart surgery requiring pulmonary bypass. Transgenic proteins are produced by inserting human DNA into animal cells so that the target protein, or drug, is secreted into the milk of female offspring during lactation. Representatives of the joint venture held a meeting with the FDA in February 2001 to discuss the status of the clinical development program for rhATIII. As a result of this meeting, Genzyme Transgenics announced that the joint venture no longer expected to actively pursue additional development of rhATIII for this indication due to the level of expense and time involved in developing the additional data required by the FDA, which was not justified by the potential market size of the heparin resistance indication.

DIAGNOSTICS

    DIAGNOSTIC PRODUCTS

    Genzyme General develops, markets and distributes IN VITRO diagnostic products, with an emphasis on point-of-care, clinical chemistry and rapid test products. Genzyme General sells its diagnostic products through its technical sales representatives in the United States and Europe and through distributors in Japan.

    CARDIOVASCULAR PRODUCTS. Genzyme General sells devices and reagents for the measurement of low-density lipoprotein, or LDL, and high-density lipoprotein, or HDL, cholesterol levels. Genzyme General's N-geneous-REGISTERED TRADEMARK- LDL and Liquid N-geneous-REGISTERED TRADEMARK- HDL tests measure cholesterol levels directly without the labor intensive pretreatment steps that were previously needed and are easily adaptable to automated chemistry analyzers. N-geneous-REGISTERED TRADEMARK- LDL was the first homogenous LDL test available for sale in the United States. Both tests are being distributed in the United States by Genzyme General under an agreement with the manufacturer of the tests, Daiichi Pure Chemicals Co., Ltd., of Tokyo. In addition to the United States, Genzyme General is also the exclusive marketing partner for the N-geneous-REGISTERED TRADEMARK- LDL and Liquid N-geneous-REGISTERED TRADEMARK-HDL tests in Europe and the rest of the world, with the exception of Asia, where we hold co-exclusive distribution rights.

    GLYPRO-TM- TEST. Genzyme General's GlyPro-TM- test is a tool for monitoring diabetes. The GlyPro-TM- test measures blood sugar levels over two to three weeks, which is a valuable resource for reducing diabetes-related complications. Test results supplement the "snap shot" view provided by daily glucose monitoring, enabling physicians to more accurately understand and guide the diabetic patient behavior.

    RAPID TESTS. Genzyme General's product portfolio includes patented Contrast-Registered Trademark- rapid tests for pregnancy, Strep A, infectious mononucleosis and GIARDIA/CRYTOSPORIDIUM determination. It also introduced the first combination rapid test for the two most common causes of parasitic intestinal disease.

    DIAGNOSTIC INTERMEDIATES. Genzyme General produces and sells intermediates such as diagnostic enzymes, substrates and reagents for use in diagnostic kits used for sample analysis in clinical chemistry laboratories. One area of emphasis is pancreatic function, where Genzyme General provides enzymes, substrates, bulk reagents, finished devices and patented methodologies for amylase and lipase determination to diagnostic kit manufacturers. Genzyme General is also a primary supplier of cholesterol enzymes used in testing for coronary heart disease.

    DEVELOPMENT PROGRAMS. Genzyme General and SYN-X Pharma Inc. are collaborating on a point of care product called NeuroTrack-TM--SmartStroke-TM-to aid in the diagnosis and differentiate stroke patients. SYN-X and Genzyme are developing the product, and Genzyme General will exclusively manufacture and market the product worldwide following approval. Stroke is the third leading cause of death in the United States, affecting approximately 700,000 people annually, with a similar incidence in Europe. Approximately 150,000 Americans die as a result of stroke each year.

    Genzyme General is also developing point-of-care products for infectious diseases. Other development programs include a homocysteine test to determine cardiovascular disease risk and a liquid lipase test for pancreatitis.

    GENETIC DIAGNOSTIC SERVICES

    Genzyme General applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services in the United States and internationally through a national network of laboratories and a direct sales force as well as through joint ventures in Germany and Japan. Genzyme General offers three types of genetic diagnostic services:

    - biochemical testing services, which consist primarily of a widely used screening test known as AFP3-Registered Trademark- to determine if further prenatal genetic testing is appropriate;

    - classical and molecular cytogenetic testing services, which involve the analysis of fetal cells obtained through amniocentesis or a process known as chorionic villi sampling to evaluate chromosomal abnormalities; and

    - DNA testing, which is performed to determine the likelihood that the patient has, or is a carrier of, a specific genetic disorder, such as cystic fibrosis and/or Gaucher disease.

Genzyme General employs over 70 board certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients.

    In July 2000, we entered into an agreement with Healtheon/WebMD that allows Genzyme General's customer network of approximately 5,000 clinicians to use an application located on WebMD's internet site to order laboratory tests and acquire test results. Our customer network includes obstetricians, perinatologists, geneticists, pediatricians, hematologists and oncologists. The arrangement with Healtheon/WebMD offers convenience and secure access to medical professionals who use Genzyme General's genetic testing services.

    We have described some of Genzyme General's genetic diagnostic tests and development programs below.

    AFP4-SM- TEST. Genzyme General added this advanced screening test to its comprehensive prenatal genetic services program during the fourth quarter of 1999. This test is more accurate than the AFP3-Registered Trademark- test in detecting mutations associated with fetal risk of Down Syndrome, and other genetic defects.

    INSIGHT-REGISTERED TRADEMARK- TEST.  Genzyme General's
InSight-Registered Trademark- test is a cytogenetic test to be used as an adjunct to traditional chromosome analysis that permits identification of the most frequently occurring chromosomal abnormalities within 48 hours, which is significantly faster than the one to three weeks required to perform classical cytogenetic testing (karyotyping). The InSight-Registered Trademark- analysis is provided in conjunction with a complete karyotype.

    MASDA-REGISTERED TRADEMARK- SERVICE. Genzyme General's patented multiplex allele-specific diagnostic assay, which is known as the MASDA-Registered Trademark- Service, can analyze in a single test up to 500 DNA samples simultaneously for over 100 known gene mutations. The
MASDA-Registered Trademark- Service not only analyzes different patient samples for different disease indications in a single test, it also identifies multiple mutations in one or more genes in a single patient's DNA sample. Genzyme General is pursuing a number of commercialization strategies for the MASDA-Registered Trademark- Service. In addition, the
MASDA-Registered Trademark- Service is also being used to provide genetic profiling services for clinical trials being conducted by pharmaceutical companies.

    HEREDITARY NONPOLYPOSIS COLON CANCER. Genzyme General introduced a test that screens for mutations associated with the most common form of hereditary colon cancer, hereditary nonpolyposis colon cancer, which is also known as Lynch Syndrome. Lynch Syndrome accounts for between approximately three and six percent of all colorectal cancers in the United States, or an estimated 4,000 to 8,000 cases every year.

    ADENOMATOUS POLYPOSIS COLI. Genzyme General's APC I1307K test screens for a gene mutation associated with an increased risk of colorectal cancer in Ashkenazi Jewish families. The specific gene mutation occurs more frequently in this population and has been found in approximately 28% of Ashkenazi Jewish individuals who have both a personal history and family history of colon cancer.

    CF86 TEST. Genzyme General's CF86 test screens for 86 genetic mutations associated with cystic fibrosis.

    DEVELOPMENT PROGRAMS. Genzyme General is developing additional platforms for complex mutational analysis and conducts research and development programs in such areas as genomics and rare cell separation and analysis methods. It is developing an HER-2 gene amplification assay, new predispositional colon cancer tests and an inherited thrombophilia panel. Genzyme General is also developing a multiple disease carrier test using the MASDA-Registered Trademark- technology and integrated scanning sequencing approaches for rapid detection of both previously characterized and unknown gene mutations.

GELTEX PHARMACEUTICALS, INC.

    TECHNOLOGY PLATFORMS

    POLYMER BASED NON-ABSORBED PRODUCTS. During the digestive process, the intestinal tract delivers nutrients and water to the bloodstream and eliminates waste products and indigestible materials through the bowel. Absorption of nutrients, electrolytes, water and certain digestive substances such as bile acids is controlled by the intestinal wall, which acts as a gateway from the intestines to the bloodstream, allowing small molecules to pass from the intestinal tract into the bloodstream and preventing larger molecules from entering circulation. Orally administered drugs are either absorbed through the intestinal wall into the bloodstream, or are non-absorbed and achieve their intended therapeutic effect by acting in the intestinal tract. Non-absorbed drugs are less likely to cause the toxicities associated with many absorbed drugs.

    GelTex's product development approach represents an advance in the use of polymers as pharmaceuticals. Its technology enables GelTex to combine commercially available or novel monomers that have distinct structural qualities to create proprietary, non-absorbed polymers that selectively bind target molecules. GelTex designs its polymers to carry a high density of binding sites for the targeted molecules, making them potent at low dosage levels. Its products are designed to be orally administered in capsule or tablet form. The compounds are not broken down during the digestive process and are too large to be absorbed through the intestinal wall and into the bloodstream. As the polymers pass through the stomach and into the intestines, they bind targeted molecules and pass easily through the intestinal tract and, with the attached target molecules, are excreted from the body.

    GelTex believes that its enabling technology offers the following benefits:

    - GelTex believes its enabling technology is applicable to a broad range of diseases and conditions treatable through the intestinal tract, such as elevated LDL cholesterol, obesity and certain infectious diseases;

    - since GelTex's products are designed to act only in the intestinal tract and are not absorbed into the bloodstream, they are less likely to cause the toxicities associated with many absorbed drugs; and

    - GelTex's polymer-based products are designed to be potent enough to permit oral administration in a convenient capsule or tablet form.

    POLYAMINES AND METAL CHELATORS. Polyamines are naturally occurring compounds found in human cells that remain as metabolically distinct entities within the cells. Research indicates that these polyamines bind to nucleic acids and promote the integrity and fidelity of many of the functions of nucleic acids that are necessary for cellular proliferation to occur. GelTex's polyamine analogue compounds are structurally similar to the cell's naturally occurring polyamines and, as a result, these analogues are recognized as natural polyamines by the cell's polyamine uptake system and gain entry to the cell. Once inside the cell, GelTex's polyamine analogues cause the cell to shut down the enzymes that would normally make natural polyamines and to increase production of the enzyme that is responsible for the breakdown and export of natural polyamines from the cell. The combined effect on the enzymes controlling the proper level of polyamines in the cell results in a reduction in the amount of natural polyamines in the cell and a corresponding increase in the amount of analogues in the cell.

    Metal chelators are drugs that bind tightly to certain metals, such as iron, in the bloodstream and inside cells. They eliminate quantities of metals in excess of the body's needs, thereby helping to avoid damage to vital organs such as the liver, heart and pancreas. Chelators are administered to enhance the body's ability to get rid of excess metal concentrations.

    PRODUCT AND DEVELOPMENT PROGRAMS

       PRODUCT              INDICATION               STATUS          COLLABORATOR OR LICENSOR
- ---------------------  ---------------------  ---------------------  ------------------------
WELCHOL-TM-            Reduction of elevated  Marketed since 2000;   Sankyo Pharma Inc.
(COLESEVELAM           LDL cholesterol in     approved in the U.S.
HYDROCHLORIDE)         patients with primary  in 2000
                       hypercholesterolemia

GT160-246              CLOSTRIDIUM DIFFICILE  Pilot trial ongoing;   None
                       colitis                larger phase 2 trial
                                              to be initiated in
                                              2001

POLYAMINE ANALOGUE     Psoriasis              Phase 1-2 trial        University of Florida
                                              ongoing

POLYMER                Oral mucositis         IND filing planned     None
                                              for 2001

ORAL IRON CHELATOR     Iron overload          IND filing planned     None
                       disorders              for second half of
                                              2001

FAT ABSORPTION         Anti-obesity           Research               None
INHIBITOR

    We have described GelTex's product and most advanced development program below.

    WELCHOL-TM- (COLESEVELAM HYDROCHLORIDE). GelTex received marketing approval for WelChol-TM- from the FDA in May 2000. WelChol-TM- is approved for administration alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia. While the risks of hypercholesterolemia are well recognized, the condition remains significantly under-treated worldwide. An estimated 25 million Americans require drug therapy to achieve adequate reductions in cholesterol levels. However, only approximately 8 million Americans are receiving cholesterol-reducing drugs, and it is estimated that more than 60% of this population is not at their appropriate National Cholesterol Education Program LDL cholesterol goal. Worldwide, approximately one-third of the individuals who should be receiving cholesterol-reducing drugs are receiving therapy. WelChol-TM- is being marketed in the United States by Sankyo Pharma. Sankyo Pharma launched WelChol-TM- in September 2000.

    GT 160-246 FOR C. DIFFICILE COLITIS. GelTex's leading product currently in development is a toxin binder for CLOSTRIDIUM DIFFICILE, also known as C. DIFFICILE. C. DIFFICILE is a major cause of antibiotic associated colitis, a condition common in hospitals and nursing homes. C. DIFFICILE is estimated to affect over 500,000 patients each year in the United States, resulting in prolonged hospital stays and increased costs, and is the cause of an estimated 5,000 deaths annually. GelTex is conducting a pilot phase 2 trial of GT160-246 and plans to initiate a large phase 2 trial by the end of 2001.

GENZYME BIOSURGERY--PRODUCTS AND DEVELOPMENT PROGRAMS

    We created Genzyme Biosurgery in December 2000 by combining two of our former divisions, Genzyme Surgical Products and Genzyme Tissue Repair, and simultaneously acquiring Biomatrix, Inc. Genzyme Biosurgery is organized into three business units: Orthopaedics, Cardiothoracic and

Biosurgical Specialties. Its product and development program portfolio consists of biomaterials, biotherapeutics, traditional devices and surgical closures, as well as advanced devices for minimally invasive cardiovascular surgery. Genzyme Biosurgery's sales force markets products directly to surgeons and hospital administrators throughout the United States and Europe. It also uses a network of distributors to sell products in Europe, Asia and Latin America.

    In February 2001, we announced our intention to divest the Snowden-Pencer-Registered Trademark- surgical instruments product lines. These product lines include hand-held reusable instruments and endoscopic instruments for general, plastic and gynecological surgery. We also announced our intention to terminate the production of Synvisc-Registered Trademark- in Canada and sell our manufacturing facility in Pointe-Claire, Quebec, Canada. We expect these transactions to be completed during the second half of 2001.

ORTHOPAEDICS

    SYNVISC-REGISTERED TRADEMARK- (HYLAN G-F20). Synvisc-Registered Trademark-is an hyaluronan-based biomaterial used to treat osteoarthritis of the knee to reduce pain and improve joint mobility. When injected into the knee joint, Synvisc-Registered Trademark- supplements the synovial fluid to restore lubrication and cushioning. Synvisc-Registered Trademark- is approved in over 50 countries and is sold in more than 35 countries through marketing and distribution agreements with major pharmaceutical companies, including Wyeth-Ayerst Laboratories in the U.S., Germany, Portugal and Turkey. In 2000, we completed a pilot clinical trial in which Synvisc-Registered Trademark- was evaluated for the treatment of osteoarthritis of the hip. A pivotal trial for this indication is planned for 2001. Genzyme Biosurgery plans to conduct additional clinical studies evaluating Synvisc-Registered Trademark- in other joints in the future.

    CARTICEL-REGISTERED TRADEMARK- (AUTOLOGOUS CULTURED
CHONDROCYTES). Carticel-Registered Trademark- chondrocytes are used to treat damaged articular knee cartilage. Genzyme Biosurgery employs a proprietary process to grow autologous--a patient's own--cartilage cells for use in repairing damaged knee cartilage in patients who have had an inadequate response to a prior surgical procedure. Genzyme Biosurgery also sells biopsy kits and a variety of reusable disposable instruments and sutures that are typically used in the Carticel-Registered Trademark- procedure.

    The FDA has required Genzyme Biosurgery to conduct two confirmatory post-marketing studies of Carticel-Registered Trademark- chondrocytes. The first study, which was successfully completed in 2000 ahead of schedule, measured outcomes of patients in Genzyme Biosurgery's registry who did not respond to other treatment before being implanted with Carticel-Registered Trademark-chondrocytes. Outcomes before and after implantation were compared. The second study is designed to compare the long-term clinical effect of treatment with Carticel-Registered Trademark- chondrocytes to other treatments. Genzyme Biosurgery received protocol approval for this study in the first quarter of 2000. Investigators will evaluate approximately 100 patients in the study and will follow these patients for four years.

    Genzyme Biosurgery markets Carticel-Registered Trademark- chondrocytes to orthopedic surgeons in the United States and Europe directly and through distributors. Genzyme Biosurgery also trains orthopedic surgeons, collects and analyzes outcomes data through a registry, and assists physicians and patients in obtaining reimbursements from third-party payors. Approximately one-fourth of its 85-person U.S. sales and reimbursement staff is involved directly in claims processing and educating insurers about the appropriate uses of the product. Genzyme Biosurgery expects that Carticel-Registered Trademark- sales may be lower in the summer months as fewer operative procedures are typically performed during those months.

    CARTICEL-REGISTERED TRADEMARK- II. Carticel-Registered Trademark- II, which is currently in development, is a next-generation product based on the development of a pre-formed autologous cartilage tissue implant. The implant is intended to allow the procedure to be performed arthroscopically. If it is successfully developed, Carticel-Registered Trademark- II could significantly decrease rehabilitation time for patients and allow surgeons to treat larger cartilage defects. In connection with the development of Carticel-Registered Trademark- II, Genzyme Biosurgery obtained an exclusive worldwide license in 2000 from Sentron Medical, Inc., for technology and related intellectual property rights that include autologous chondrocyte graft technology to produce cartilage tissue on a supporting membrane IN VITRO.

    OTHER DEVELOPMENT PROGRAMS. Genzyme Biosurgery is conducting preclinical studies of a small molecule therapy for the treatment of osteoarthritis. Genzyme Biosurgery is conducting basic research and development into the biology of cartilage and the cartilage repair process. The objective of this research is to identify biologic materials that promote more rapid regeneration of articular cartilage, to develop new methods for the repair of arthritic joints and large surface area cartilage defects and to enable the implantation procedure to be performed less invasively. Genzyme Biosurgery is also committing resources to meet requirements specified by the FDA for validation of certain product manufacturing parameters.

    CARDIOTHORACIC

    DEVICES AND SUTURES. Genzyme Biosurgery's products for traditional cardiothoracic surgery include a comprehensive portfolio of products, including fluid management (chest drainage) systems and sutures. Its line of fluid management systems consists primarily of self-contained, disposable chest drainage devices used to drain blood from the chest cavity following open-heart and lung surgery. Genzyme Biosurgery also sells autotransfusion devices that allow the collection of blood lost by the patient and its reinfusion postoperatively, which eliminates the risks associated with blood transfusions. Genzyme Biosurgery's self-contained, disposable Pleur-evac-Registered Trademark-chest drainage unit was introduced in 1967 and is the market leader in chest drainage devices. Genzyme Biosurgery also sells a line of dry suction-controlled chest drainage and autotransfusion devices under the Sahara-TM- and Thora-Klex-Registered Trademark- brand names. In 2000, Genzyme Biosurgery entered into selling agreements for its chest drainage devices with Novations, LLC, Amerinet, Inc. and Health Services Corporation of America, which are large hospital group purchasing organizations representing approximately 45% of the hospitals in the United States. Genzyme Biosurgery also markets sutures, including the Tevdek-Registered Trademark- and Polydek-Registered Trademark-valve sutures and Deklene-Registered Trademark- bypass sutures. Genzyme Biosurgery received 510(k) clearance from the FDA to market the NextStitch-TM-cardiovascular valve suture for use in heart-valve replacement surgery in November 2000. NextStitch-TM- cardiovascular valve suture incorporates two suture strands into each needle, which allows surgeons to significantly reduce the time and increase the efficiency of valve suturing. Additionally, Genzyme Biosurgery sells aortic punches, which are used during coronary artery bypass graft surgery to make clean, round openings in the aorta prior to grafting.

    MINIMALLY INVASIVE CARDIOVASCULAR SURGERY SYSTEMS. Genzyme Biosurgery markets products for minimally invasive cardiovascular surgery, with a focus on beating-heart surgery and vein harvesting. In beating-heart surgery, procedures are performed on the heart without stopping the heart and without the use of a heart/lung machine to circulate blood and supply oxygen. This allows surgeons to avoid the complications often associated with the use of heart/lung machines. Genzyme Biosurgery launched its Immobilizer-TM- System, its third-generation platform for beating-heart surgery, in August 2000. The Immobilizer-TM- System combines reusable retractors with disposable devices such as stabilizers, sutures and punches. Genzyme Biosurgery also introduced the next generation of its SaphLITE-Registered Trademark- system in August 2000. Genzyme Biosurgery's new SaphLITE-Registered Trademark- system is used to remove the saphenous vein from a patient's leg in a minimally-invasive procedure for use as a graft during a coronary artery bypass graft operation.

    BIOMATERIALS. Genzyme Biosurgery launched FocalSeal-Registered Trademark--L in North America in 2000 for use in pulmonary procedures.
FocalSeal-Registered Trademark--L is a biomaterial developed by Focal, Inc. for the prevention of air leaks following lung surgery. Genzyme Biosurgery has the exclusive rights to market FocalSeal-Registered Trademark--L in North America for cardiovascular and gastrointestinal procedures. Approximately 70,000 lung surgeries are performed in the United States annually, with almost all patients at risk for debilitating air leaks.

Genzyme Biosurgery's cardiothoracic sales force is initially targeting the top 150 thoracic hospitals in the United States. This force is augmented by Focal sales specialists.

    Genzyme Biosurgery obtained CE Mark approval in the European Union for its CV Seprafilm-TM- II adhesion barrier, which is designed to reduce the formation of adhesions (scar tissue) following open-heart surgery. CV Seprafilm-TM- II adhesion barrier is part of a portfolio of products based on hyaluronan known as the "Sepra-TM- products" that are being developed and marketed by Genzyme Biosurgery. Hyaluronan is a substance that is naturally created in the body to lubricate and protect tissue. We are developing the Sepra-TM- products on behalf of Genzyme Development Partners, L.P., and market the products in the United States and Canada on behalf of Genzyme Ventures II, our joint venture with Genzyme Development Partners. In January 2001, we purchased all of the Class A limited partnership interests in Genzyme Development Partners for an upfront cash payment of $35,000 per interest (or $17,500 for each half-interest) and royalties on sales of the Sepra-TM- products for ten years. The purchase of the Class A interests was allocated to Genzyme Biosurgery. If you would like more information about our relationship with Genzyme Development Partners and the joint venture, you should read Note M., "Research and Development Agreements," to our Consolidated Financial Statements, which we are incorporating into this discussion by reference.

    BIOTHERAPEUTICS. In 2000, Genzyme Biosurgery initiated a phase 1 trial of a proprietary gene therapy designed to promote the growth of new blood vessels around blocked coronary arteries. The novel gene therapy is based on an engineered form of the gene known as HIF-1 alpha, which has been shown in preclinical studies to turn on the expression of many proteins associated with blood vessel formation. The HIF-1 alpha product is being administered in patients with coronary artery disease undergoing bypass surgery who have an area of the heart that is not suitable for surgical revascularization. Genzyme Biosurgery is also conducting a phase 1 trial to evaluate the use of the HIF-l alpha to treat patients with severe peripheral vascular disease. In addition, Genzyme Biosurgery is conducting research on other gene therapy approaches to congestive heart failure and restenosis.

BIOSURGERY SPECIALTIES

    BIOMATERIALS. Genzyme Biosurgery has an extensive line of biomaterial products on the market and in development for the general surgery market, including many of the Sepra-TM- products. Genzyme Biosurgery sells the Sepra-TM-products in the United States and Europe primarily through its own sales force and in Japan through a distributor.

           PRODUCT                      INDICATION                       STATUS
- -----------------------------  -----------------------------  -----------------------------
SEPRAFILM-TM- BIORESORBABLE    Prevention of adhesions after  Approved and marketed in the
MEMBRANE                       abdominal/pelvic surgery       U.S. and Europe since 1996;
                                                              approved in Canada and Israel
                                                              since 1997 and in Japan since
                                                              1998; approved and marketed
                                                              in several other countries

SEPRAFILM-TM- BIORESORBABLE    Prevention of small bowel      Phase 4 clinical trial
MEMBRANE                       obstructions                   ongoing

SEPRAFILM-TM- II ADHESION      Prevention of adhesions after  Marketed in Europe since 1999
BARRIER                        abdominal/pelvic surgery

SEPRAMESH-TM- BIOSURGICAL      Hernia repair                  Approved and marketed since
COMPOSITE                                                     2000 in the U.S., Europe and
                                                              Canada

           PRODUCT                      INDICATION                       STATUS
- -----------------------------  -----------------------------  -----------------------------
HYLAFORM-REGISTERED TRADEMARK- Facial wrinkle and deep scar   CE Mark approval received in
                               repairs                        1995; approved in Canada,
                                                              Israel and Chile in 1997, in
                                                              Argentina in 1998 and in
                                                              Australia and China in 1999

SEPRAPACK-TM- PRODUCT          Sinus packing                  Available for sale in the
                                                              U.S. in 2000

HYLASHIELD-REGISTERED TRADEMARK-, Ease pain caused by dry-eye Marketed in Canada and Europe
HYLASHIELD NITE-TM- AND        and facilitate ophthalmic
HSS-REGISTERED TRADEMARK-      surgical procedures

SEPRAGEL-REGISTERED TRADEMARK- Sinus packing                  Received 510(k) approval in
SINUS (FORMERLY HYLASINE-TM-)                                 the U.S. in 2000

SEPRAGEL-REGISTERED TRADEMARK- Prevention of adhesions after  In development
BIORESORBABLE GEL              open and laproscopic surgery

SEPRAGEL-REGISTERED TRADEMARK- Spinal surgery                 In development
SPINE

    Seprafilm-TM- bioresorbable membrane is a solid form of modified hyaluronan that is used to separate and protect tissues and organs that have been damaged during abdominal and pelvic surgery. It is the only product approved by the FDA that is clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. To build further clinical evidence of the safety and effectiveness of Seprafilm-TM- bioresorbable membrane, Genzyme Biosurgery has initiated a 25-center, 1,700-patient phase 4 trial to test the ability of the Seprafilm-TM- product to reduce the incidence of bowel obstructions. The study will track patient outcomes for two years after surgery.

    Seprafilm-TM- II adhesion barrier is a modified form of Seprafilm-TM-bioresorbable membrane designed to have increased plasticity and, thus, improved handling and overall ease of use. Seprafilm-TM- II adhesion barrier currently is marketed in Europe for use in open and laproscopic surgery to reduce the incidence of postoperative abdominal and pelvic adhesions.

    In 2000, Genzyme Biosurgery received 510(k) marketing clearance from the FDA for Sepramesh-TM- biosurgical composite, a mesh product that is coated with modified hyaluronan for use in hernia repairs and other soft tissue repairs such as bladder neck suspensions.

    Hylaform-Registered Trademark- is a hyaluronan-based biomaterial that is used to correct facial wrinkles and deep scars by injection directly into the dermal tissue. It is part of the portfolio of products based on hyaluronan we acquired through our acquisition of Biomatrix. It is distributed by Inamed Corporation, formerly called Collagen Aesthetics, Inc., in Europe, Canada, Japan, Australia, Israel and other select countries worldwide. Inamed also has the exclusive distribution rights to Hylaform-Registered Trademark- in the United States, subject to an additional payment and FDA approval.

    EPICEL-REGISTERED TRADEMARK- (CULTURAL EPIDERMAL AUTOGRAFTS). Genzyme Biosurgery's Epicel-Registered Trademark- skin grafts are cultured autologous skin cells used for permanent skin replacement for patients with severe burns. Epicel-Registered Trademark- skin grafts were first introduced in 1987. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow skin grafts produced using the Epicel-Registered Trademark- process. The primary candidates for Epicel-Registered Trademark- skin grafts are the approximately 800 patients each year in the U.S. who survive burn injuries covering more than 60% of their body surface area. Genzyme Biosurgery markets Epicel-Registered Trademark- skin grafts to burn centers in the United States and parts of Europe through its own direct sales force and in Japan through a distributor. Sales of Epicel-Registered Trademark- skin grafts fluctuate from quarter to quarter depending on a number of unpredictable factors, including the number and survival rate of severe burn patients prior to treatment with Epicel-Registered Trademark- skin grafts.

    PLASTIC SURGERY PRODUCTS. Genzyme Biosurgery also manufactures products for the plastic surgery market. This distinct product line consists of hand-held instruments, endoscopic plastic surgery equipment, sutures and surgical compression garments.

GENZYME MOLECULAR ONCOLOGY--TECHNOLOGY PLATFORMS AND DEVELOPMENT PROGRAMS

    Genzyme Molecular Oncology is developing a new generation of cancer therapeutics based upon the growing understanding of the molecular basis of cancer. It believes that these therapeutics have potential to treat multiple types of cancer, minimize toxicity and side effects, and complement both existing and novel therapies. Genzyme Molecular Oncology supplements its internal resources through collaborations with some of the world's preeminent scientists and clinicians in the field of cancer.

TECHNOLOGY PLATFORMS

    ANTIGEN DISCOVERY. Genzyme Molecular Oncology is seeking to stimulate a cellular immune response against tumors by using vaccines to present tumor-specific antigens to the immune system. Antigens are molecular markers in tumor cells that enable the body's immune system to recognize and respond to these cells as being foreign. Genzyme Molecular Oncology has built a proprietary, state-of-the-art antigen discovery platform that combines identification and validation in one step. It is using this platform to rapidly and efficiently identify and validate target antigens for incorporation into novel antigen-specific peptide and gene cancer vaccines. For example, Genzyme Molecular Oncology plans to analyze the tumor tissue extracted from responding patients in its ongoing clinical trials using its antigen discovery technologies in order to identify the antigens associated with the tumor and expand the development of its antigen-specific vaccines. It plans to file an Investigational New Drug application for its first proprietary cancer antigen fragments in 2001. Genzyme Molecular Oncology also established an antigen discovery and licensing collaboration with Purdue Pharma L.P. in October 2000 related to the discovery and validation of up to 20 cancer antigens.

    Building on the success of this platform, Genzyme Molecular Oncology is beginning to expand its antigen discovery technologies in the field of infectious disease. In January 2001, it entered into an HIV antigen discovery and research collaboration with Dr. Bruce Walker of Massachusetts General Hospital. Dr. Walker and Genzyme Molecular Oncology will perform studies to identify novel peptides that may be used as HIV vaccines. Genzyme Molecular Oncology's ability to develop and commercialize novel peptides identified during this collaboration is subject to the execution of a further agreement with Massachusetts General Hospital, which is currently being negotiated.

    SAGE-TM-. Genzyme Molecular Oncology's SAGE-TM- (Serial Analysis of Gene Expression) technology is a patented high-throughput, high efficiency method of simultaneously detecting and measuring the expression level of virtually all genes expressed in a cell at a given time. The SAGE-TM- technology detects and quantifies expression of novel as well as known genes and, because of its high efficiency and sensitivity, SAGE-TM- technology can detect genes expressed at low levels. Some of the uses of the SAGE-TM- technology are comparison of disease tissue with healthy tissue, comparison of genes expressed at different stages of disease, elucidation of disease pathways and measurement of response to and toxicity of drug candidates. Genzyme Molecular Oncology enhances the power of its SAGE-TM- technology through software and bioinformatics development, technology improvements, database expansion and the integration of the SAGE-TM- technology with other genomics tools, such as microarrays.

    Genzyme Molecular Oncology has used its SAGE-TM- technology to analyze the most prevalent types of cancer and corresponding normal tissue and also has access to SAGE-TM- data generated in the laboratories of Drs. Bert Vogelstein and Kenneth Kinzler at The Johns Hopkins University. Genzyme Molecular Oncology has accumulated from its proprietary analyses, its collaborators and the Cancer Genome Anatomy Project at the National Cancer Institute a database of over
3.5 million SAGE-TM- gene sequence identification tags, representing over 125,000 unique transcripts. In August 2000, The Johns Hopkins University published data from a study in which its researchers had used the SAGE-TM-technology to identify 79 genes, including 14 novel genes differentially expressed in tumors versus normal vasculature. Of the 79 genes, 46 were specifically involved in tumor angiogenesis. Genzyme Molecular Oncology has rights to the intellectual property related to the genes found in this study under a sponsored research agreement with the laboratory of Dr. Kinzler.

    Genzyme Molecular Oncology also employs its SAGE-TM- technology extensively in its own drug discovery and development efforts to identify genes that are functionally relevant. In cancer vaccines, Genzyme Molecular Oncology combines the SAGE-TM- technology with other proprietary tools to identify tumor-specific antigens. In angiogenesis inhibition, Genzyme Molecular Oncology is using the SAGE-TM- technology to dissect the genetic pathways for angiogenesis and to explore and understand the mechanism of action of drug candidates discovered in functional assays.

    Genzyme Molecular Oncology is using the SAGE-TM- technology and its proprietary SAGE-TM- database to generate revenues through licenses and database collaborations. For example, in 2000, Genzyme Molecular Oncology licensed its SAGE-TM- technology to Pfizer, Syngenta, Medical Molecular Research Collogne, NeuralStem Biopharmaceuticals and Invitrogen. Genzyme Molecular Oncology also granted Celera Genomics co-exclusive worldwide rights to market the SAGE-TM-database to Celera customers on a revenue-sharing basis. The arrangement allows customers to combine SAGE-TM- expression data with Celera's Genome Reference Database, providing them with powerful means to more rapidly and efficiently move drug discovery forward by associating genes with tissues and disease states.

DEVELOPMENT PROGRAMS

    Genzyme Molecular Oncology is developing products primarily focused on vaccines that treat cancer by stimulating the body's immune system to fight tumor cells and angiogenesis inhibitors that treat cancer by preventing the formation and development of blood vessels that tumors require for growth. The following chart describes the status of Genzyme Molecular Oncology's development programs.

           PROGRAM                   TYPE(S) OF CANCER                   STATUS
- -----------------------------  -----------------------------  -----------------------------
CANCER VACCINES

  DENDRITIC/TUMOR CELL FUSION  Breast                         Phase 1-2 trial ongoing
    VACCINES (CHEMICAL         Melanoma                       Phase 1-2 trial ongoing
    PROCESS)                   Kidney                         Phase 1-2 trial ongoing

  DENDRITIC/TUMOR CELL FUSION  Melanoma                       Preclinical
    VACCINES (ELECTROFUSION    Kidney                         Preclinical
    PROCESS)

  MELAN-A/MART-1 AND GP100     Melanoma (EX VIVO)             Phase 1-2 trial ongoing
    ANTIGEN-SPECIFIC CANCER    Melanoma (IN VIVO)             Phase 1-2 trial ongoing
    VACCINES

  SPHERE-TM- PEPTIDES          Multiple                       Preclinical

  NY-ESO-1 ANTIGEN             Multiple                       Preclinical

           PROGRAM                   TYPE(S) OF CANCER                   STATUS
- -----------------------------  -----------------------------  -----------------------------
ANGIOGENESIS INHIBITORS

  AAATIII*                     Multiple                       Preclinical

  SMALL MOLECULES              Multiple                       Research

  GENE THERAPY                 Multiple                       Research

- ------------------------

* Genzyme Molecular Oncology is co-developing aaATIII with ATIII LLC, a joint venture between Genzyme General and Genzyme Transgenics Corporation. If you would like additional information concerning this joint venture, please read
    Note I., "Investments," to our Consolidated Financial Statements, which we are incorporating into this discussion by reference.

    CANCER VACCINES

    Genzyme Molecular Oncology believes that the most successful cancer vaccines will be those that activate a cellular immune response directed at the tumor. Its program features two types of vaccines for generating a tumor-specific cellular immune response:

    - where the specific tumor antigens are not known, a cell therapy product is created by using a technique that fuses the patient's own tumor cells with dendritic cells, the specialized immune system cells that capture antigens and present them to T cells--the immune system's cellular response to disease--which are then able to selectively recognize and destroy the tumor cells; and

    - where specific tumor antigens have been identified as targets of the cellular immune response, Genzyme Molecular Oncology uses gene-based or peptide-based tumor vaccines.

    Genzyme Molecular Oncology believes that both of these vaccine types will provide clinical benefit and have commercial potential. Development of antigen-specific vaccines, however, is currently limited by the lack of known tumor-specific antigens. Therefore, cell fusion may have broader applicability in the near term. Over time, as Genzyme Molecular Oncology identifies more tumor-specific antigens, it anticipates having the ability to provide off-the-shelf vaccines that are customized based on the set of specific antigens present in the patient's tumor.

    FUSION-BASED CANCER VACCINES.

    BREAST CANCER FUSION VACCINE. Working with the Dana-Farber Cancer Institute and the Beth Israel Deaconess Medical Center in Boston, Genzyme Molecular Oncology initiated a phase 1-2 trial for the treatment of metastatic breast cancer in September 1999. A chemical process is being used in this trial to fuse the patient's tumor cells with dendritic cells. The end points for this trial are safety, immunologic response and clinical response.

    MELANOMA AND KIDNEY CANCER FUSION VACCINES. Genzyme Molecular Oncology accelerated its fusion vaccine program following the publication by an academic group in Germany of promising clinical data for the treatment of advanced kidney cancer with a vaccine produced using electrofusion to combine a patient's cancer cells with dendritic cells derived from another source. Two additional phase 1-2 trials for cell fusion vaccines were initiated in 2000, one in advanced kidney cancer and one in metastatic melanoma. Both of these trials employ the chemical fusion process. Genzyme Molecular Oncology plans to initiate two more fusion-based vaccine trials in 2001 using the electrofusion process employed by the German group.

    ANTIGEN-SPECIFIC CANCER VACCINES.

    MELAN-A/MART-1 AND GP100 ANTIGEN-SPECIFIC VACCINES. In collaboration with Dr. Steven Rosenberg at the National Cancer Institute, Genzyme Molecular Oncology has conducted two phase 1 trials. In these trials, adenoviral gene delivery vectors carrying either the Melan-A/MART-1 or gp100 gene were evaluated for safety, immunologic reactivity and potential therapeutic effect when administered IN VIVO alone or in conjunction with recombinant interleukin-2. The results from these clinical studies indicated that the adenoviral vectors were safe and well tolerated, and that a small but notable number of both the 36 patients immunized with Melan-A/MART-1 and the 18 patients treated with gp100 showed clinically significant tumor regression. These responses were seen in very late stage (stage 4) metastatic disease patients, who are a heavily pre-treated patient population not expected to mount a robust immune response and who, as a group, have a very short life expectancy.

    In April 1999, Genzyme Molecular Oncology initiated a phase 1-2 trial in melanoma patients at Massachusetts General Hospital. This trial involves extracting dendritic cells from the patient and combining these cells with a vaccine containing Melan-A/MART-1 and gp100 EX VIVO. The treated cells are then injected into the patient. In this trial, Genzyme Molecular Oncology will assess safety, immunologic response and clinical response. Throughout the trial, Genzyme Molecular Oncology will be performing a comprehensive analysis of the patient's immune response to the vaccine to help it to understand better why some patients respond well to the therapy while others do not.

    Genzyme Molecular Oncology also initiated a phase 1-2 IN VIVO melanoma trial in September 2000. This study utilizes both the Melan-A/MART-1 and gp100 tumor antigens delivered intradermally. In this trial, Genzyme Molecular Oncology intends to monitor patient immune responses in order to further elucidate the immunology of cancer to enhance its antigen-specific vaccine development efforts.

    SPHERE-TM- PEPTIDE VACCINES. Genzyme Molecular Oncology has identified numerous proprietary peptides, or antigen fragments, through its antigen discovery program. It is currently evaluating peptides for multiple cancer indications in preclinical studies, and plans to file an Investigational New Drug application for a phase 1 trial in melanoma using its SPHERE-TM- peptides later in 2001.

    NY-ESO-1 ANTIGEN-SPECIFIC VACCINES. NY-ESO-1 is an antigen expressed in a subset of a number of different tumor types, including breast cancer, melanoma and lung cancer. Genzyme Molecular Oncology is conducting pre-clinical development to support a phase 1-2 trial for NY-ESO-1-positive tumors to be performed in collaboration with the Ludwig Institute for Cancer Research.

ANGIOGENESIS INHIBITORS

    Genzyme Molecular Oncology is pursuing multiple approaches to anti-angiogenesis - the treatment of cancer by cutting off the blood supply that tumors need to survive. In 2000, Genzyme Molecular Oncology's collaborators at The Johns Hopkins University used the SAGE-TM- technology to identify 46 genes implicated in the growth of tumor blood vessels. These genes may yield targets for the development of cancer therapeutics. In addition, Genzyme Molecular Oncology is continuing its collaboration with Dr. Judah Folkman's laboratory at Boston's Children's Hospital around aaATIII, a modified form of antithrombin III that has been shown in preclinical studies to act as a potent angiogenesis inhibitor.

COMPETITION

    We are engaged in segments of the human healthcare products industry that are extremely competitive. Our competitors in the United States and elsewhere are numerous and include major pharmaceutical, surgical device and biotechnology companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing and production capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products that are more effective than any that we have or may develop and may also prove to be more successful than we are in producing and marketing products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

    Each of our products and services faces different competitive challenges, and we have described many of them below.

    CEREZYME-REGISTERED TRADEMARK- AND CEREDASE-REGISTERED TRADEMARK-
ENZYMES. Although Genzyme General is not aware of any current effective alternative to its products for the treatment for Gaucher disease, competition potentially could come from other protein replacement therapies, small molecules or gene therapy. Genzyme General believes that its proprietary production techniques and, to a certain extent, the orphan drug status of its products, which provides market exclusivity in the United States until May 2001, give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. Gene therapy techniques are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Cerezyme-Registered Trademark- and Ceredase-Registered Trademark- enzymes will be clinical effectiveness and absence of adverse side effects.

    RENAGEL-REGISTERED TRADEMARK- CAPSULES AND TABLETS. Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only other product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia. Genzyme General is aware of one other company, Shire Pharmaceuticals, Inc., that is developing a phosphate binder for the treatment of hyperphosphatemia in patients with chronic renal failure. Shire licensed this product, Foznal-TM-, from AnorMed, Inc. and has filed for marketing approval in Europe and is expected to file for approval in the United States in early 2002.

    WELCHOL-TM-. In the cholesterol-reduction field, products are currently available that address many of the needs of the market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin-based products. In 2000, sales of HMG-CoA reductase inhibitors represented more than 95% of the market for cholesterol-reducing drugs sold in the United States. Combined worldwide sales of HMG-CoA reductase inhibitors were an estimated $16.0 billion in 2000. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin.

    FABRAZYME-TM- ENZYME. Genzyme General is aware of other companies developing products for the treatment of Fabry disease. Transkaryotic
Therapies Inc., for example, submitted its application for marketing approval for its Replagal-TM- product for Fabry disease to the FDA approximately one week before we submitted our application for Fabrazyme-TM- enzyme. If Transkaryotic Therapies or any other company receives FDA approval for a Fabry disease therapy with orphan drug designation before we receive FDA approval for Fabrazyme-TM-enzyme, the Orphan Drug Act may preclude us from selling Fabrazyme-TM- enzyme in the United States for up to seven years. Similarly, we submitted our application for marketing approval of Fabrazyme-TM- enzyme with the EMEA within a short time of Transkaryotic Therapies' filing. In March 2001, the CPMP issued positive opinions of the Marketing Authorization Applications for both our Fabrazyme-TM-enzyme and Transkaryotic Therapies' Replagal-TM- product on the same day. If Transkaryotic Therapies or any other company receives EMEA approval for a Fabry disease therapy with orphan drug designation before we receive EMEA approval for Fabrazyme-TM- enzyme, the European equivalent of the Orphan Drug Act may preclude us from selling Fabrazyme-TM- enzyme in the European Union for up to ten years. We are currently involved in litigation with Transkaryotic Therapies related to its product. For more information about this litigation, you should read the section of this Annual Report on Form 10-K entitled "Item 3. Legal Proceedings."

    OTHER LYSOSOMAL STORAGE DISEASES. Genzyme General is aware of other companies and institutions that are researching and developing enzyme replacement therapies, small molecules and gene therapies for lysosomal storage diseases. These include products for Fabry, Pompe, MPS-I and other lysosomal storage diseases Genzyme General and its collaborative partners are currently pursuing.

    NEUROCELL-TM--PD. While there currently are no effective long-term therapies for advanced Parkinson's disease, Genzyme General is aware of other companies and institutions pursuing research and development of alternative treatments for the diseases. Experimental therapies under development for Parkinson's disease include surgical destruction of certain portions of the brain (pallidotomy), gene therapy, cell therapy, the use of growth factors and neuroprotectant therapy.

    DIAGNOSTIC PRODUCTS. Genzyme General acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. The market in the diagnostic products industry is mature and competition is based on price, reliability of supply and the purity and specific activity of products.

    GENETIC DIAGNOSTIC SERVICES. The U.S. market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. Genzyme General believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues, and with no individual company accounting for more than 18% of the total other than Genzyme, which accounts for approximately 22% of the total. Genzyme General believes, however, that the industry will experience increasing consolidation as smaller laboratories face the challenges of more complex and stringent regulation. The Secretary of Health and Human Services Advisory Committee on Genetic Testing recently published recommendations for increased oversight by the Centers for Disease Control and the FDA for all genetic testing. This oversight will be similar to that of the current non-genetic diagnostic products. It requires systems and expertise not normally found in small clinical laboratories.

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

    FLUID MANAGEMENT SYSTEMS AND SUTURES. The principal methods by which Genzyme Biosurgery competes in the fluid management and sutures markets are:

    - continued innovative product development;

    - the performance and breadth of its product lines;

    - brand name recognition;

    - sales force training; and

    - educational services, including sponsorship of training programs in advanced surgical techniques.

Its chief competitors in the fluid management market are Atrium Medical Corporation and Sherwood-Davis & Geck, a division of Tyco International, Ltd. We have initiated a lawsuit against Atrium related to its chest drainage systems. For more information about this litigation, you should read the section of this Annual Report on Form 10-K entitled "Item 3. Legal Proceedings." U.S. Surgical Corporation, a division of Tyco, and the Ethicon division of Johnson & Johnson are Genzyme Biosurgery's primary competitors in the cardiovascular sutures market.

    SURGICAL INSTRUMENTS. Genzyme Biosurgery competes against a wide range of companies in the traditional general, cardiovascular and plastic surgery instrument markets. In the general surgical instrument area, U.S. Surgical and Ethicon Endosurgery are Genzyme Biosurgery's primary competitors. In the traditional cardiovascular instrument market, Genzyme Biosurgery competes primarily with V. Meuller, the Pilling-Weck Surgical Instruments division of Teleflex, Inc. and the Codman division of Johnson and Johnson Ltd. The plastic surgery instrument market is more highly fragmented with primary competition arising from Karl Storz Surgical Instruments, Walter Lorenz Surgical and Padgett Instruments.

    MINIMALLY INVASIVE CARDIOVASCULAR SURGERY. Genzyme Biosurgery faces competitors in the minimally invasive cardiovascular surgery field. CardioThoracic Systems, Inc., which was recently acquired by Guidant Corporation, was founded solely to pursue minimally invasive cardiovascular surgery and was among the first companies to draw national attention to the technology. Several other major surgical products companies have also entered the minimally invasive cardiovascular surgery market, including
Medtronic, Inc., U.S. Surgical and Ethicon.

    CELL THERAPIES FOR CARDIOVASCULAR DISEASE. Genzyme Biosurgery is aware of a number of companies and institutions that are developing or considering the development of tissue engineering products for the treatment of cardiovascular disease. These activities include programs for heart muscle regeneration utilizing autologous skeletal muscle cells, autologous bone marrow derived stromal cells and embryonic stem cells. Among a number of organizations, Genzyme Biosurgery is aware of product development work in these areas at Diacrin, Inc., Biohart, Inc., Cardion, AG and research programs at Duke University and Indiana University. These organizations may develop products or technology that could directly compete with products and technology currently under development within Genzyme Biosurgery.

    THERAPIES FOR ISCHEMIC HEART DISEASE. There is considerable competition in the development of protein and gene therapies to induce angiogenesis for the treatment of ischemic heart disease. Several companies have initiated clinical trials of gene and protein therapies for ischemic heart disease, and other companies have products that are still in pre-clinical development. Genzyme Biosurgery is aware of ongoing research in cell-based approaches to restoring cardiac function to infarcted tissue. Academic institutions and private companies are also conducting research to develop mechanical devices to reduce ventricular size, to minimize ventricular dilation and to perform coronary functions.

    THERAPIES FOR PERIPHERAL VASCULAR DISEASE. There is considerable competition in the development of protein and gene therapies to induce angiogenesis for the treatment of periopheral vascular disease.

    THERAPIES FOR CONGESTIVE HEART FAILURE. Many pharmaceutical and biotechnology companies have programs to identify new therapies to manage congestive heart failure. Many of these programs are targeted toward optimizing drugs already used for disease management. Since the formation of scar tissue, a consequence of myocardial infarction, is one of the causes of congestive heart failure, scar tissue repair may provide significant benefit to the congestive heart failure patient. As discussed above, Genzyme Biosurgery is aware of several research programs involving cell-based approaches to restoring cardiac function and a research program involving a gene therapy approach to converting myofibroblasts into cardiac muscle.

    SEPRA-TM- PRODUCTS. Genzyme Biosurgery believes that its technology, expertise, and proprietary manufacturing processes in developing and producing hyaluronan-based materials will give it a competitive advantage in the marketing of the Sepra-TM- products. Its anti-adhesion products may face significant competition, however, from other products based on hyaluronan as well as from other products and changes in surgical techniques that may obviate the use of hyaluronan. Genzyme Biosurgery believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price.

    Seprafilm-TM- bioresorbable membrane does not have significant direct competition in the colorectal surgery market. Ethicon markets Interceed-Registered Trademark-, an anti-adhesion barrier that may have properties similar to the Seprafilm-TM- product, but is indicated only for selected gynecological indications. Interceed-Registered Trademark- has been shown to lose its anti-adhesion properties in the presence of blood. Lifecore Biomedical, Inc. and Ethicon's Intergel-TM- product, a gel-based anti-adhesion product, is marketed in Europe. Gliatech, Inc. has completed pivotal clinical trials of Adcon-A and Adcon-P, which are designed to limit adhesions after abdominal and pelvic surgery. Life Medical Sciences, Inc. is developing REPEL for gynecological surgery and REPEL-CV for cardiovascular surgery. These adhesion barrier membranes are in early clinical trials.

    SYNVISC-REGISTERED TRADEMARK-.  Competition for
Synvisc-Registered Trademark- consists primarily of products based on earlier technology, including Hylagan-Registered Trademark-, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Synthelabo, Orthovisc-Registered Trademark-, produced by Anika Therapeutics, Inc. and Artz-TM-, a Japanese product marketed in Japan and Europe which was recently approved in the United States and will be sold under the name Supartz-TM- by Smith & Nephew Orthopedics. To the best of Genzyme Biosurgery's knowledge, there are no other viscosupplementation products on the market, or in development, which like Synvisc-Registered Trademark-, have the physical properties of viscosity, elasticity or molecular weight that are comparable to the physical properties of healthy synovial fluid.

    CARTICEL-REGISTERED TRADEMARK- CHONDROCYTES. Genzyme Biosurgery is aware of two other companies, Verigen, Inc., and Co.don Berlin, which are culturing autologous chondrocytes for cartilage repair in Europe. In addition to Verigen, Genzyme Biosurgery knows of three other companies, Advanced Tissue
Sciences, Inc., in conjunction with Smith & Nephew PLC, Integra LifeSciences Corp. and LifeCell Corp., which are engaged in research on cultured cartilage products. In addition, a surgical technique known as osteochondral grafting may be competitive to Carticel-Registered Trademark- chondrocytes. This procedure, which can be performed arthroscopically, involves transferring plugs of low weight bearing cartilage and bone to the area of a defect. Smith & Nephew, Arthrex, Inc. and Innovasive Devices, Inc. are known to have programs relating to this procedure.

    EPICEL-REGISTERED TRADEMARK- SKIN GRAFTS. Genzyme Biosurgery is the only commercial provider of cultured skin grafts that have been shown to provide permanent skin replacement for burn patients in the United States. However, Genzyme Biosurgery may face competition from companies using other approaches to culture skin tissue. Integra is marketing a collagen-based dermal replacement product for severely burned patients. This product will still require a skin graft from the patient or Epicel-REGISTERED TRADEMARK- skin grafts to close a full-thickness wound, however, and therefore will not compete directly with Epicel-REGISTERED TRADEMARK- skin grafts. Advanced Tissue Sciences, Inc. has received approval for a temporary wound covering for burns. Organogenesis, Inc. has submitted a Pre-Marketing Application for a product to be used for the closure of venous stasis ulcers. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

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

    Genzyme Molecular Oncology relies on its collaborators for support in some of its cancer research and development programs and intends to rely on these partners for preclinical evaluation, clinical development and marketing of its potential products and services. Its partners may develop technologies or products that are competitive with those that Genzyme Molecular Oncology is developing. Genzyme Molecular Oncology's product candidates, therefore, may be subject to competition with a potential product under development by one of its partners.

PATENTS, LICENSE AGREEMENTS AND TRADEMARKS

    In general, we pursue a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business. In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements, including patents relating to:

    - Fabrazyme-TM- enzyme;

    - Aldurazyme-TM- enzyme;

    - AVONEX-Registered Trademark- (Interferon-beta 1a);

    - NeuroCell-TM--PD;

    - alpha-glucosidase;

    - acid sphingomyelinase;

    - autologous chondrocyte graft technology;

    - EPI-KAL2;

    - small molecules for lysosomal storage diseases;

    - the HNPCC and APC I1307K tests;

    - TGF- antagonists;

    - HIF-1 alpha;

    - Cohn Cardiac Stabilizer-TM- device;

    - NextStitch-TM- sutures;

    - Epicel-REGISTERED TRADEMARK- skin grafts;

    - photoactive tissue welding technology;

    - SAGE-TM- technology;

    - cell fusion technology;

    - viral and non-viral gene therapy technology;

    - drug delivery technology; and

    - various cancer related genes such as p53, MDM2, APC, MSH2 and MelanA.

These collaboration and license agreements generally require us to share profits with our collaborative partners or pay royalties to our licensors upon commercialization of products covered by the licensed technology. Generally, patents issued in the United States are effective for:

    - the longer of 17 years from the date of issue or 20 years from the effective filing date of the corresponding patent application if filed prior to June 8, 1995; and

    - 20 years from the filing date for applications filed after June 8, 1995.

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

    Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties under the subheading "Factors Affecting Future Operating Results" in the following sections:

    - "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 2000 Genzyme General Annual Report; and

    - "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the 2000 Genzyme Molecular Oncology Annual Report.

We encourage you to read these sections, which we are incorporating into this discussion by reference.

    Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as its registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme-Registered Trademark-,
Cerezyme-Registered Trademark-, Ceredase-Registered Trademark-, Thyrogen-Registered Trademark-, N-geneous-Registered Trademark-, Contrast-Registered Trademark-, InSight-Registered Trademark-, MASDA-Registered Trademark-, AFP3-Registered Trademark-,
Synvisc-Registered Trademark-, Pleur-evac-Registered Trademark-, Thora-Klex-Registered Trademark-, Tevdek-Registered Trademark-, Polydek-Registered Trademark-, Deklene-Registered Trademark-, Hylaform-Registered Trademark-, Hylashield-Registered Trademark-, HsS-Registered Trademark-, SaphLITE-Registered Trademark-,
Sepragel-Registered Trademark-, Snowden-Pencer-Registered Trademark-, Carticel-Registered Trademark- and Epicel-Registered Trademark-, together with our trademarks Fabrazyme-TM-, GlyPro-TM-, NeuroTrack-TM-, SmartStroke-TM-, Hylashield Nite-TM-, Hylasine-TM-, SAGE-TM-, SPHERE-TM-, Sahara-TM-, NextStitch-TM-, Immobilizer-TM-, Sepra-TM-, Seprafilm-TM-, Sepramesh-TM- and Seprapack-TM-, and our service mark AFP4-SM-, in the aggregate, to be of material importance to our business.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and commercialization of our products and services.

FDA REGULATION

    We expect that most of our products and services will require approval of the FDA and corresponding agencies in other countries before they can be marketed. In the United States, the FDA classifies products as either "devices," "drugs" or "biologics." Products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as "drugs" or "biologics."

    The activities required before drugs or biologics may be marketed in the United States include:

    - preclinical laboratory tests, IN VITRO and IN VIVO preclinical studies and formulation and stability studies;

    - the submission to the FDA of an application for human clinical testing, which is known as an Investigational New Drug application;

    - adequate and well controlled human clinical trials to demonstrate the safety and effectiveness of the drug or biologic;

    - the submission of a New Drug Application for a drug or a Biologic License Application for a biologic; and

    - the approval by the FDA of the New Drug Application or Biologic License Application.

    As part of product approval, the manufacturer of the product will have to undergo a pre-approval Good Manufacturing Practices inspection (for a drug or biologic) from the FDA. Since any approval granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location necessitates additional FDA review and approval.

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

    - preclinical laboratory tests and IN VITRO and IN VIVO preclinical studies;

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

    A device (other than a Class III device) which is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after approval of a 510(k) application rather than the filing of an Investigational Device Exemption application and a Pre-Marketing Approval application. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

    In May 1996, the FDA published a new guidance document that provided for the regulation of products such as Carticel-Registered Trademark- chondrocytes that use manipulated autologous structural cells. Genzyme Biosurgery estimates that it could take eight years for any competitor to complete a study of this nature that would demonstrate the clinical efficacy of its proposed treatment. In August 1997, the FDA granted Genzyme Biosurgery a Biologic License Application for Carticel-Registered Trademark- chondrocytes. Genzyme Biosurgery has initiated discussions with the FDA regarding an application for Epicel-Registered Trademark- skin grafts, which has been on the market as an unregulated medical device. The FDA has permitted Epicel-Registered Trademark- skin grafts to remain on the market until its regulatory status is resolved.

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

    Our initial focus for obtaining marketing approval outside the United States is typically Europe. European Union Regulations and Directives generally classify health care products either as medicinal products or medical devices. For medicinal products, marketing approval may be sought using either the centralized procedure of the CPMP or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for most biotechnology derived products, results in a recommendation in all member states, while the European Union multi-state process involves country by country approval. European Union regulations for products classified as medical devices have been implemented for some devices. Devices such as our Sepra products must receive market approval through a centralized procedure, where the device receives a CE Mark allowing distribution to all member states of the European Union. For those devices where European Union regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received a product dossier is reviewed which attests to the product's compliance with European Union directive 93/42/EEC for medical devices. Only after this point is a CE Mark granted.

    Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the European Union. Therefore, each European country is free to impose its own regulations on the marketing of these products. Genzyme Biosurgery has been informed that Sweden intends to regulate these products and will require use of a clinical protocol to use Carticel-Registered Trademark- chondrocytes until we receive an approved license for Carticel-Registered Trademark- chondrocytes. During September 1997, the Spanish national health system approved Carticel-Registered Trademark-chondrocytes for use by public hospitals, representing the first broad approval of the product by a reimbursement authority in Europe. Genzyme Biosurgery is assessing the regulatory requirements for commercialization of Carticel-Registered Trademark- chondrocytes in Japan.

OTHER GOVERNMENT REGULATION

    GOOD MANUFACTURING PRACTICES. All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must comply with applicable FDA regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

    ORPHAN DRUG ACT. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the United States during the seven-year exclusive marketing period. Similar legislation was enacted in the European Union in 2000, but the market exclusivity granted in Europe is for ten years.

    Legislation periodically has been introduced in recent years to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to allow marketing rights to simultaneous developers of a drug. We cannot be sure whether the Orphan Drug Act will be amended or, if amended, what effect the changes would have on us. We believe that the commercial success of these products, including Cerezyme-Registered Trademark- and
Ceredase-Registered Trademark- enzymes, will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

    REGULATION OF DIAGNOSTIC SERVICES. The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under the act affect our genetics laboratories. The Secretary of Health and Human Services Advisory Committee on Genetic Testing recently published recommendations for increased oversight by the Centers for Disease Control and the FDA for all genetic testing. This oversight will be similar to that of the current non-genetic diagnostic products.

    REGULATION OF GENE THERAPY PRODUCTS. In addition to FDA requirements, the National Institutes of Health has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee to review gene therapy protocols. We expect that all of our gene therapy protocols will be subject to review by the Recombinant DNA Advisory Committee. In the United Kingdom, our gene therapy protocols will be subject to review by the Gene Therapy Advisory Committee.

    The death of a patient undergoing gene therapy using an adenoviral vector to deliver the therapeutic gene has been widely publicized. Although this patient was not a part of a Genzyme clinical trial, deaths and any other adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation and potential regulatory delays relating to the testing or approval of our gene therapy products. As a result of the death, the U.S. Senate has commenced hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. Additionally, the Recombinant DNA Advisory Committee has extensively discussed the use of adenoviral vectors in gene therapy clinical trials and recently issued a draft report on the safety of adenoviral vectors. While this draft report recommends that clinical trials using adenoviral vectors should continue with caution, it also suggested a number of changes in the way gene therapy trials are conducted. If any new guidelines are adopted by the NIH, our gene therapy trials could be delayed or become more expensive to conduct.

    TISSUE AND ORGAN BANK LAWS. A federal criminal statute prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but permits recovery of reasonable costs associated with transplant activities. This statute has not been applied to Carticel-Registered Trademark- chondrocytes or Epicel-Registered Trademark- skin grafts. Certain states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin. These state laws could be interpreted to apply to Genzyme Biosurgery's production and distribution of cultured tissue products. Provisions in certain states' statutes prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank, but permit licensed tissue banks, including companies, to recover their reasonable costs associated with human tissue sales. The application of these or other regulations to Genzyme Biosurgery could result in significant expense to Genzyme Biosurgery, limit reimbursement for Genzyme Biosurgery's services and otherwise materially adversely affect Genzyme Biosurgery's results of operations.

    OTHER LAWS AND REGULATIONS. Our operations are or may be subject to various federal, state and local laws, regulations and recommendations relating to data protection, safe working conditions, laboratory and manufacturing practices and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances used in connection with our research work and manufacturing operations, including radioactive compounds and infectious disease agents. Although we believe that our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result and any liabilities could exceed our resources.

EMPLOYEES

    As of December 31, 2000, we had approximately 4,400 employees, including all of our consolidated subsidiaries and excluding Genzyme Transgenics Corporation. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

FINANCIAL INFORMATION REGARDING SEGMENT REPORTING

    We have provided the information required by Item 101(b) of Regulation S-K in Note Q., "Segment Information," to our Consolidated Financial Statements in the 2000 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

RESEARCH AND DEVELOPMENT COSTS

    We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8 "Consolidated Financial Statements and Supplementary Schedules" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note M., "Research and Development Agreements," to our Consolidated Financial Statements in the 2000 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

SALES BY GEOGRAPHIC AREA, SIGNIFICANT CUSTOMERS AND PRODUCTS

    We have provided the information required by Items 101(c)(1)(i) and
(vii) and 101(d) of Regulation S-K in the 2000 Genzyme General Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information," to our Consolidated Financial Statements set forth in
Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following people are our current executive officers:

NAME                                          AGE                        TITLE
- ----                                        --------   ------------------------------------------
Henri A. Termeer..........................      55     Chairman of the Board; President; and
                                                       Chief Executive Officer
Earl M. Collier, Jr.......................      53     Executive Vice President; President,
                                                       Genzyme Biosurgery
Zoltan A. Csimma..........................      59     Senior Vice President, Human Resources

Richard A. Moscicki, M.D..................      49     Chief Medical Officer; Senior Vice
                                                       President, Clinical, Medical and
                                                       Regulatory Affairs
Alan E. Smith, Ph.D.......................      55     Chief Scientific Officer; Senior Vice
                                                       President, Research
G. Jan van Heek...........................      51     Executive Vice President, Therapeutics,
                                                       Genetics and Pharmaceuticals
Peter Wirth...............................      50     Chief Legal Officer; Executive Vice
                                                       President, Corporate Development, Genzyme
                                                       Molecular Oncology, GelTex and Legal;
                                                       Clerk
Michael S. Wyzga..........................      46     Chief Financial and Accounting Officer;
                                                       Senior Vice President, Finance

    MR. TERMEER has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining us, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products.
Mr. Termeer is a director of ABIOMED, Inc., AutoImmune Inc., Diacrin, Inc. and Genzyme Transgenics Corporation, and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

    MR. COLLIER joined us in January 1997 as Senior Vice President, Health Systems, and served as Executive Vice President, Surgical Products and Health Systems from July 1997 until June 1999. He served as President of Genzyme Surgical Products from June 1999 until December 2000. Mr. Collier was also responsible for Genzyme Tissue Repair from December 1999 to December 2000. In December 2000, Mr. Collier became President of Genzyme Biosurgery, which was formed through the combination of Genzyme Surgical Products and Genzyme Tissue Repair with Biomatrix, Inc. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981.

    MR. CSIMMA joined us in July 2000 as Senior Vice President, Human Resources. Prior to joining us, he served as Vice President, Human Resources of Wyeth Ayerst Research, a pharmaceutical research organization, from August 1998 to July 2000. During that time, Mr. Csimma also served as Site Head, Genetics Institute, for Wyeth Ayerst. From May 1988 to August 1998, he served as Vice President, Human Resources and Operations, of Genetics Institute, Inc., a biotechnology company, which was integrated into Wyeth Ayerst in March 1998.

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

    MR. VAN HEEK joined us in September 1991 as General Manager of our wholly-owned subsidiary, Genzyme, B.V., and became a corporate Vice President and President of our therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President, Therapeutics and from July 1997 through December 1999 served as Executive Vice President, Therapeutics and Genzyme Tissue Repair. Since January 2000 he has served as Executive Vice President, Therapeutics and Genetics, with responsibility for our therapeutics and genetics business units and international operations. He is also responsible for our pharmaceuticals business. Prior to joining us, Mr. van Heek was Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation.

    MR. WIRTH joined us in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996. Mr. Wirth has responsibility for Genzyme's corporate development and legal activities, Genzyme Molecular Oncology and our GelTex Pharmaceuticals subsidiary. From January 1996 to September 1996, Mr. Wirth served as Senior Vice President and General Counsel. Mr. Wirth was a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP.

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

    - Canada;

    - Switzerland; and

    - Germany.

We lease all of our properties except for certain properties in:

    - Quebec, Canada;

    - Coventry, Connecticut;

    - Haverhill and West Malling, England;

    - Boston, Massachusetts;

    - Fall River, Massachusetts;

    - Framingham, Massachusetts;

    - Ridgefield, New Jersey;

    - Santa Fe, New Mexico; and

    - Liestal, Switzerland.

Our principal properties are:

    - for Genzyme General, our manufacturing facilities for the large-scale production of our therapeutic proteins, diagnostic products and our genetic diagnostic facilities; and

    - for Genzyme Biosurgery, our manufacturing facilities for the large-scale production of surgical instruments, sutures and biomaterials, including Synvisc-Registered Trademark- and Seprafilm-TM- bioresorbable membrane, and our cell processing facilities for Carticel-Registered Trademark-chondrocytes and Epicel-Registered Trademark- skin grafts.

    Our selling and marketing activities are concentrated at facilities we have leased in Cambridge, Massachusetts and in the Netherlands. We conduct our research and development activities primarily at our laboratory facilities in the United States.

    Leases for our facilities contain typical commercial lease provisions including renewal options, rent escalators and tenant responsibility for operating expenses. We believe that we have or are in the process of developing or acquiring adequate manufacturing capacity to support our requirements for the next several years.

GENZYME GENERAL

    THERAPEUTICS

    In October 1996, we received FDA approval to manufacture
Cerezyme-Registered Trademark- enzyme at our multi-product manufacturing facility at Allston Landing in Boston, Massachusetts. The facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 60-year lease.

    We manufacture a portion of our supply requirements for sevelamer hydrochloride for use in Renagel-Registered Trademark- capsules and tablets, in our facilities in Haverhill, England.

    We manufacture Thyrogen-Registered Trademark- drug substance under Good Manufacturing Practices conditions in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product in Allston Landing in Boston, Massachusetts.

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

    Our genetic testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Framingham, Massachusetts and Santa Fe, New Mexico.

    GELTEX PHARMACEUTICALS

    In connection with our acquisition of GelTex in December 2000, we acquired or assumed leases for office and laboratory space in Waltham, Massachusetts.

GENZYME BIOSURGERY

    We have manufacturing capacity at two facilities in the United Kingdom to produce commercial quantities of hyaluronan powder for the Sepra-TM- family of products. Seprafilm-TM- bioresorbable membrane, CV Seprafilm-TM- II adhesion barrier and Sepramesh-TM- biosurgical composite are produced at commercial scale from the hyaluronan powder in our manufacturing facility in Framingham, Massachusetts.

    In July 1996, we acquired or assumed the leases for certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Russelsheim, Germany for use in manufacturing and warehousing our surgical products. As part of our divestiture of the Snowden-Pencer-Registered Trademark- product lines, we intend to assign the lease of our Tucker, Georgia facility to the purchaser of the business.

    Production for Carticel-Registered Trademark- chondrocytes and Epicel-Registered Trademark- skin grafts occurs primarily in our cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide Carticel-Registered Trademark- chondrocytes to approximately 5,000 patients per year. In 1996, we established a surgeon training center at our facility in the Netherlands in conjunction with the Carticel-Registered Trademark- program.

    In connection with our acquisition of Biomatrix in December 2000, we assumed leases for office and laboratory space in Ridgefield, New Jersey. We also acquired manufacturing facilities in Ridgefield, New Jersey and Pointe-Claire, Quebec, Canada which are used to manufacture Synvisc-Registered Trademark- and other hyaluronan-based products. We intend to terminate manufacturing of Synvisc-Registered Trademark- at, and to sell, our Pointe-Claire facility in 2001.

GENZYME MOLECULAR ONCOLOGY

    Genzyme Molecular Oncology provides SAGE-TM- services from facilities we own in Framingham, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS

    We filed a lawsuit on July 25, 2000 seeking injunctive relief and damages against Transkaryotic Therapies, Inc. in the U.S. District Court in Wilmington, Delaware for patent infringement resulting from Transkaryotic Therapies' manufacture and use of Replagal-TM-, its replacement therapy for Fabry disease. The suit alleges infringement of U.S. Patent No. 5,356,804, which we exclusively licensed from Mount Sinai School of Medicine. The patent is directed to methods of making alpha-galactosidase in mammalian cells, as well as the genetically engineered cells themselves.

    On September 19, 2000, Transkaryotic Therapies filed a lawsuit against Genzyme and Mount Sinai School of Medicine in U.S. District Court in Boston, Massachusetts seeking declaratory judgments that the manufacture, use and sale of Replagal-TM- does not infringe the patent we licensed from Mount Sinai and that the Mount Sinai patent is invalid. On March 7, 2001, Transkaryotic Therapies moved to transfer the Massachusetts litigation to the U.S. District Court in Delaware for consolidation with the Delaware action we had initiated.

    On November 14, 2000, we filed a lawsuit seeking injunctive relief and damages against Atrium Medical Corporation for patent infringement based on Atrium's manufacture and sale of its Express-Registered Trademark- and Oasis-Registered Trademark- chest drainage devices. Our lawsuit, filed in the U.S. District Court in Delaware, alleges infringement of U.S. Patent Nos. 4,544,370, 4,715,856, 4,747,844, 4,822,346 and 4,889,531. These patents are directed to chest drainage devices that include, among other features, dry suction technology and/or dry seal technology.

    As a result of our acquisition of Biomatrix, Inc. in December 2000, we became involved in lawsuits that were previously filed against Biomatrix. On July 21 and August 7, 15 and 30, 2000, class action lawsuits requesting unspecified damages were filed in the U.S. District Court in New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, among other things, that the defendants failed to accurately disclose information relating to Synvisc-Registered Trademark- during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under the Exchange Act.

    On March 14, 2001, Genentech, Inc. filed a complaint against us in U.S. District Court in Delaware seeking declaratory judgments that the manufacture, use and sale of TNKase-TM- does not infringe our U.S. Patent No. 5,344,773, and that Genentech therefore does not owe us royalties under a license agreement we entered into with Genentech in 1992. Genentech is also seeking declaratory judgments that they have not breached the license agreement, and that the claims of our patent are invalid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held a special meeting of our stockholders on December 15, 2000. We have described below the results of voting on proposals submitted to our stockholders for a vote at that meeting.

    1. Proposal to amend our charter to create Biosurgery Stock as a new series of common stock and to cancel Genzyme Surgical Products Division Common Stock, which we refer to as Surgical Products Stock, and Genzyme Tissue Repair Division Common Stock, which we refer to as Tissue Repair Stock:

                                                                             NUMBER OF
                              NUMBER OF      NUMBER OF     NUMBER OF VOTES    BROKER
                              VOTES FOR    VOTES AGAINST     ABSTAINING      NON-VOTES
                              ----------   -------------   ---------------   ---------
Genzyme General Stock.......  56,471,637       304,923        1,195,229             --
Molecular Oncology Stock*...     569,777         9,462            3,479             --
Surgical Products Stock**...   5,494,754       788,463            9,326             --
Tissue Repair Stock***......     970,532        58,052            5,112             --
Total.......................  63,506,700     1,160,900        1,213,146             --
- ------------------------

* Represents the actual number of shares of Molecular Oncology Stock voted multiplied by 0.08.

**  Represents the actual number of shares of Surgical Products Stock voted multiplied by 0.61.

*** Represents the actual number of shares of Tissue Repair Stock voted multiplied by
    0.06.

       The proposal received the affirmative vote of a majority in interest of all shares outstanding and entitled to vote and, therefore, was adopted.

    2. Vote of holders of shares of Surgical Products Stock on the proposal to approve the exchange of 0.6060 of a share of Biosurgery Stock for each share of Surgical Products Stock and to transfer the assets of Genzyme Surgical Products to Genzyme Biosurgery.

                                                                             NUMBER OF
                               NUMBER OF     NUMBER OF     NUMBER OF VOTES    BROKER
                               VOTES FOR   VOTES AGAINST     ABSTAINING      NON-VOTES
                               ---------   -------------   ---------------   ---------
Surgical Products Stock......  9,007,794     1,292,563         15,289               --

       The proposal received the affirmative vote of a majority in interest of all shares of Surgical Products Stock outstanding and entitled to vote and, therefore, was adopted.

    3. Vote of holders of shares of Tissue Repair Stock on the proposal to approve the exchange of 0.3352 of a share of Biosurgery Stock for each share of Tissue Repair Stock and to transfer the assets of Genzyme Tissue Repair to Genzyme Biosurgery.

                                                                             NUMBER OF
                              NUMBER OF      NUMBER OF     NUMBER OF VOTES    BROKER
                              VOTES FOR    VOTES AGAINST     ABSTAINING      NON-VOTES
                              ----------   -------------   ---------------   ---------
Tissue Repair Stock.........  16,175,534      967,543          85,204               --

       The proposal received the affirmative vote of a majority in interest of all shares of Tissue Repair Stock outstanding and entitled to vote and, therefore, was adopted.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    We have three series of common stock:

    - Genzyme General Stock;

    - Biosurgery Stock; and

    - Molecular Oncology Stock.

These stocks are intended to reflect the value and track the performance of our Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology divisions. All three stocks are traded on the over-the-counter market and prices are quoted on The Nasdaq National Market system under the symbols "GENZ," "GZBX" and "GZMO."

    On June 28, 1999, we distributed to the holders of record of Genzyme General Stock on June 14, 1999, 0.17901 of a share of Surgical Products Stock for each share of Genzyme General Stock held. Surgical Products Stock began trading on June 28, 1999. On December 18, 2000, we created Biosurgery Stock in connection with the formation of Genzyme Biosurgery, which we formed through the combination of the businesses of Genzyme Surgical Products and Genzyme Tissue Repair and the acquisition of Biomatrix. The last day of trading for Surgical Products Stock and Tissue Repair Stock was December 18, 2000. On December 19, 2000, we exchanged 0.6060 of a share of Biosurgery Stock for each share of Surgical Products Stock and 0.3352 of a share of Biosurgery Stock for each share of Tissue Repair Stock. Biosurgery Stock began trading on December 19, 2000.

    As of March 23, 2001, there were 2,175 stockholders of record of Genzyme General Stock, 2,064 stockholders of record of Biosurgery Stock and 2,009 stockholders of record of Molecular Oncology Stock.

    The following table sets forth, for the periods indicated, the high and low sale price for each series of Genzyme stock as reported by Nasdaq.

                                                                       HIGH             LOW
                                                                     --------         --------
GENZYME GENERAL STOCK
  2000:
    First Quarter...........................................           $ 63 1/2         $39 11/16
    Second Quarter..........................................             60 3/4          40 3/8
    Third Quarter...........................................             76 1/2          56 7/8
    Fourth Quarter..........................................            103 3/4          61 5/8
  1999:
    First Quarter...........................................           $ 55 3/4         $41 5/8
    Second Quarter..........................................             53 5/8          36 3/8
    Third Quarter...........................................             63 1/8          44 3/4
    Fourth Quarter..........................................             48 3/8          30 3/4

BIOSURGERY STOCK
  2000:
    Fourth Quarter (beginning December 19, 2000)............           $ 11 3/4         $ 7 11/16

MOLECULAR ONCOLOGY STOCK
  2000:
    First Quarter...........................................           $ 40             $ 5 11/32
    Second Quarter..........................................             19 1/2           8 7/8
    Third Quarter...........................................             16 25/94         6 3/4
    Fourth Quarter..........................................             17 1/8           8 5/8
  1999:
    First Quarter...........................................           $  5 1/2         $ 2 5/16
    Second Quarter..........................................              3 31/32         2 5/8
    Third Quarter...........................................             10 5/8           2 5/8
    Fourth Quarter..........................................              7 3/8           4 3/16

    We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

    On October 17, 2000, we entered into an arrangement with Purdue Pharma L.P. relating to the discovery and development of cancer antigens. As part of this arrangement, we issued an aggregate of 532,066 shares of Molecular Oncology Stock to two affiliates of Purdue. The aggregate consideration paid for these shares was $7.5 million. We issued these shares in reliance on Section 4(2) and, in the case of one of the purchasers, an entity located outside the United States, Regulation S, under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

    We incorporate our Selected Financial Data into this section by reference from:

    - the 2000 Genzyme General Annual Report under the headings "Genzyme Corporation--Selected Financial Data" and "Genzyme General--Combined Selected Financial Data;"

    - the 2000 Genzyme Biosurgery Annual Report under the heading "Genzyme Biosurgery--Combined Selected Financial Data;" and

    - the 2000 Genzyme Molecular Oncology Annual Report under the heading "Genzyme Molecular Oncology--Combined Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from:

    - the 2000 Genzyme General Annual Report under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Genzyme Corporation and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Genzyme General;"

    - the 2000 Genzyme Biosurgery Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Genzyme Biosurgery;" and

    - the 2000 Genzyme Molecular Oncology Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Genzyme Molecular Oncology."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We incorporate our Quantitative and Qualitative Disclosures About Market Risk by reference into this section from the section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--New Accounting Pronouncements," "--Euro--The New European Currency," and "--Market Risk" in the 2000 Genzyme General Annual Report included in Exhibit 13.1 to this Annual Report on
Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from:

    - the Consolidated Financial Statements of Genzyme Corporation and Subsidiaries and notes thereto included in Exhibit 13.1 to this Annual Report on Form 10-K;

    - the Combined Financial Statements of Genzyme General and notes thereto included in Exhibit 13.2 to this Annual Report on Form 10-K;

    - the Combined Financial Statements of Genzyme Biosurgery and notes thereto included in Exhibit 13.3 to this Annual Report on Form 10-K; and

    - the Combined Financial Statements of Genzyme Molecular Oncology and notes thereto included in Exhibit 13.4 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the period from January 1, 1999 to the filing date of this Annual Report on Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit our financial statements has resigned, indicated that it has declined to stand for re-election after the completion of the current audit or was dismissed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 1A of this

Annual Report on Form 10-K and the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2001 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the proxy statement for our 2001 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the section entitled "Share Ownership" in the proxy statement for our 2001 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Transactions" in the proxy statement for our 2001 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1). FINANCIAL STATEMENTS

    We are incorporating the following financial statements (and related notes) of Genzyme General and Genzyme Corporation and subsidiaries into this section by reference from the 2000 Genzyme General Annual Report:

                                                                  PAGE*
                                                              --------------
GENZYME CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Operations--For the Years
     Ended December 31, 2000, 1999 and 1998.................          GCS-39
    Consolidated Balance Sheets--December 31, 2000 and
     1999...................................................          GCS-41
    Consolidated Statements of Cash Flows--For the Years
     Ended December 31, 2000, 1999 and 1998.................          GCS-43
    Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998...........          GCS-45
    Notes to Consolidated Financial Statements..............          GCS-50
    Report of Independent Accountants.......................         GCS-111

GENZYME GENERAL
    Combined Statements of Operations--For the Years Ended
     December 31, 2000, 1999 and 1998.......................           GG-23
    Combined Balance Sheets--December 31, 2000 and 1999.....           GG-24
    Combined Statements of Cash Flows--For the Years Ended
     December 31, 2000, 1999 and 1998.......................           GG-25
    Notes to Combined Financial Statements..................           GG-27
    Report of Independent Accountants.......................           GG-57

- ------------------------

* References are to page numbers in the 2000 Genzyme General Annual Report. The financial statements (and related notes) are incorporated by reference from the 2000 Genzyme General Annual Report included in Exhibits 13.1 and
    13.2 to this Annual Report on Form 10-K.

    We are incorporating the following financial statements (and related notes) of Genzyme Biosurgery into this section by reference from the 2000 Genzyme Biosurgery Annual Report:

                                                                 PAGE*
                                                              ------------
GENZYME BIOSURGERY
    Combined Statements of Operations--For the Years Ended
     December 31, 2000, 1999 and 1998.......................         GB-22
    Combined Balance Sheets--December 31, 2000 and 1999.....         GB-23
    Combined Statements of Cash Flows--For the Years Ended
     December 31, 2000, 1999 and 1998.......................         GB-24
    Notes to Combined Financial Statements..................         GB-26
    Report of Independent Accountants.......................         GB-49

- ------------------------

* References are to page numbers in the 2000 Genzyme Biosurgery Annual Report. The financial statements (and related notes) are incorporated by reference from the 2000 Genzyme Biosurgery Annual Report included in Exhibit 13.3 to this Annual Report on Form 10-K.

    We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 2000 Genzyme Molecular Oncology Annual Report:

                                                                  PAGE*
                                                              -------------
GENZYME MOLECULAR ONCOLOGY
    Combined Statements of Operations--For the Years Ended
     December 31, 2000, 1999 and 1998.......................         GMO-14
    Combined Balance Sheets--December 31, 2000 and 1999.....         GMO-15
    Combined Statements of Cash Flows--For the Years Ended
     December 31, 2000, 1999 and 1998.......................         GMO-16
    Notes to Combined Financial Statements..................         GMO-17
    Report of Independent Accountants.......................         GMO-31

- ------------------------

* References are to page numbers in the 2000 Genzyme Molecular Oncology Annual Report. The financial statements (and related notes) are incorporated by reference from the 2000 Genzyme Molecular Oncology Annual Report included in
    Exhibit 13.4 to this Annual Report on Form 10-K.

(A)(2). FINANCIAL STATEMENT SCHEDULES

    The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of this Annual Report on Form 10-K and is incorporated into this section by reference:

                                                                  PAGE*
                                                              --------------
GENZYME CORPORATION AND SUBSIDIARIES
    Schedule II--Valuation and Qualifying Accounts..........         GCS-112

- ------------------------

* Reference is to a page number in the Genzyme Corporation and Subsidiaries Consolidated Financial Statements or notes thereto included in Exhibit 13.1 to this Annual Report on Form 10-K.

    All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme Corporation and Subsidiaries Consolidated Financial Statements or notes thereto, (ii) the Genzyme General Combined Financial Statements or notes thereto, (iii) the Genzyme Biosurgery Combined Financial Statements or notes thereto or (iv) the Genzyme Molecular Oncology Combined Financial Statements or notes thereto.

(A)(3). EXHIBITS

    The exhibits are listed below under Part IV, Item 14(c) of this Annual Report on Form 10-K.

(B). REPORTS ON FORM 8-K

    We filed a Current Report on Form 8-K dated November 20, 2000 on November 20, 2000 to announce our exercise of our option to purchase all of the outstanding Class A limited partnership interests in Genzyme Development Partners, L.P. pursuant to a Partnership Purchase Option Agreement dated as of September 13, 1989.

    We filed a Current Report on Form 8-K dated December 14, 2000 on December 15, 2000 to announce the completion of our acquisition of GelTex Pharmaceuticals, Inc.

    We filed a Current Report on Form 8-K dated December 18, 2000 on December 19, 2000 to announce:

        (a) the filing with the Secretary of Commonwealth of Massachusetts, and the effectiveness of, an amendment and restatement of our corporate charter solely to:

       (1) cancel our Surgical Products Stock and our Tissue Repair Stock and create our Biosurgery Stock, and

       (2) cancel our Series B Junior Participating Preferred Stock and Series D Junior Participating Preferred Stock and create a new Series B Junior Participating Preferred Stock;

        (b) the adoption of a revised set of Management and Accounting Policies Governing the Relationship of Genzyme Divisions to reflect the elimination of the Genzyme Surgical Products Division and the Genzyme Tissue Repair Division and the creation of the Genzyme Biosurgery; and

        (c) the amendment of our Amended and Restated Renewed Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, to reflect the cancellation of the purchase rights associated with Surgical Products Stock and Tissue Repair Stock and the creation of purchase rights associated with Biosurgery Stock.

    We filed a Current Report on Form 8-K dated December 18, 2000 on December 28, 2000 to announce the matters described in the Current Report on Form 8-K filed on December 19, 2000, adding a detailed description of our capital stock. We filed copies of our Restated Articles of Organization, Management and Accounting Policies and Second Amendment and Restated Renewed Rights Agreement with the SEC with that Form 8-K.

(C). EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
            *3.1--      Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 1 to Genzyme's Registration Statement on
                        Form 8-A filed on December 19, 2000.
            *3.2--      By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.
            *4.1--      Second Amended and Restated Renewed Rights Agreement dated as of December 18, 2000 between Genzyme and American Stock
                        Transfer & Trust Company, as Rights Agent. Filed as
                        Exhibit 4 to our Registration Statement on Form 8-A filed on
                        December 19, 2000.
            *4.2--      Form of Genzyme General Division Convertible Debenture.
                        Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
            *4.3--      Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
            *4.4--      Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File
                        No. 0-20138).
            *4.5--      Indenture, dated as of May 22, 1998, between Genzyme and
                        State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).
            *4.6--      Registration Rights Agreement, dated as of May 19, 1998,
                        among Genzyme, Credit Suisse First Boston Corporation,
                        Goldman, Sachs & Co. and Cowen & Company. Filed as
                        Exhibit 4.4 to Genzyme's Registration Statement on Form S-3
                        (File No. 333-59513).
            *4.7--      Purchase Agreement, dated as of May 19, 1998, among Genzyme,
                        Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
                        and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).
            *4.8--      Biomatrix, Inc. ("Biomatrix") 6.9% Convertible Subordinated
                        Note due May 14, 2003. Filed as Exhibit 4.1 to our Form 8-K
                        filed on January 2, 2001.
           *10.1--      Leases by Whatman Reeve Angel Limited to Whatman
                        Biochemicals Limited dated May 1, 1981. Filed as
                        Exhibit 10.12 to Genzyme's Registration Statement on
                        Form S-1 (File No. 33-4904).
           *10.2--      Lease dated as of September 15, 1989 for 95-111 Binney
                        Street, Cambridge, Massachusetts between Genzyme and the
                        Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
                        to Genzyme's Form 10-K for 1992. First amendment of lease
                        dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
                        Form 10-K for 1993.
           *10.3--      Lease dated December 20, 1988 for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and the
                        Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
                        1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
                        1988. Addendum dated September 20, 1991 to Lease for
                        Building 1400, One Kendall Square, Cambridge, Massachusetts.
                        Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
                        April 6, 1993 to Lease for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
                        Genzyme's Form 10-K for 1993.
           *10.4--      Lease dated December 20, 1988 for Building 700, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and
                        Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
                        Exhibit 10.19 to Genzyme's Form 10-K for 1988.

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
           *10.5--      Lease dated September 30, 1985 for 51 New York Avenue,
                        Framingham, Massachusetts. Filed as Exhibit 10.8 to
                        Genzyme's Form 10-K for 1990. Amendment No. 1, dated
                        October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts.
                        Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.
           *10.6--      Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
                        Massachusetts between BioSurface Technology, Inc.
                        ("BioSurface") and Forest City 64 Sidney Street,  Inc. Filed
                        as Exhibit 10.22 to BioSurface's Registration Statement on
                        Form S-1 (File No. 33-55874).
           *10.7--      Sublease Lease dated May 22, 1992 for three buildings at
                        74-84 New York Avenue, Framingham, Massachusetts between
                        Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
                        Genzyme's Form 10-K for 1993.
           *10.8--      Lease dated May 22, 1992 for three buildings at 74-84 New
                        York Avenue, Framingham, Massachusetts between Genzyme and
                        Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
                        tenants in common. Filed as Exhibit 10.8 to Genzyme's
                        Form 10-K for 1993.
           *10.9--      Lease dated June 1, 1992 for land at Allston Landing,
                        Allston, Massachusetts between Allston Landing Limited
                        Partnership and the Massachusetts Turnpike Authority. Filed
                        as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
          *10.10--      Underlease for Block 13 building at Kings Hill Business Park
                        West Malling Kent among Rouse and Associates Block 13
                        Limited, Genzyme (UK) Limited and Genzyme. Filed as
                        Exhibit 10.11 to Genzyme's Registration Statement on
                        Form 8-B dated December 31, 1991, filed on March 2, 1992.
          *10.11--      Lease dated November 12, 1998 for Metrowest Place, 15
                        Pleasant Street Connector, Framingham, Massachusetts,
                        between Consolidated Group Service Company Limited
                        Partnership and Genzyme. Filed as Exhibit 10.11 to Genzyme's
                        Form 10-K for 1998.
          *10.12--      Agreement of Lease, dated April 18, 1996, between Ridgefield
                        Associates and Biomatrix. Filed as Exhibit 10.3 to
                        Biomatrix's Form 10-Q for the quarter ended June 30, 1996
                        (File No. 0-19373).**
          *10.13--      Lease dated August 28, 2000 for Building D, Cambridge
                        Research Park, Cambridge, Massachusetts, between Genzyme and
                        Kendall Square LLC. Filed as Exhibit 10.1 to Genzyme's Form
                        10-Q for the quarter ended September 30, 2000.**
          *10.14--      Lease dated August 4, 2000 for 11 Pleasant Street Connector,
                        Framingham, Massachusetts between Genzyme and Fafard Real
                        Estate Development Corp. Filed as Exhibit 10.2 to Genzyme's
                        Form 10-Q for the quarter ended September 30, 2000.
          *10.15--      Lease Agreement dated February 28, 1997, between GelTex
                        Pharmaceuticals, Inc. ("GelTex") and J.F. White
                        Properties, Inc. Filed as Exhibit 10.16 to GelTex's Annual
                        Report on Form 10-K for 1996 (File No. 0-26872).
          *10.16--      Purchase and Sale Agreement between Barry L. Solar and
                        Robert L. Solar as Trustees of 211 Second Avenue Realty
                        Trust and GelTex Pharmaceuticals, Inc., dated as of
                        July 26, 1999. Filed as Exhibit 10.4 to GelTex's Form 10-Q
                        for the quarter ended June 30, 1999 (File No. 0-26872).
          *10.17--      Agency Agreement, dated October 21, 1998, between First
                        Security Bank, N.A. and GelTex. Filed as Exhibit 10.1 to
                        GelTex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998 (File No. 0-26872).
          *10.18--      Lease Agreement, dated October 21, 1998, between First
                        Security Bank, N.A. and GelTex. Filed as Exhibit 10.2 to
                        GelTex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998 (File No. 0-26872).
          *10.19--      Agreement of Limited Partnership dated as of September 13,
                        1989 between Genzyme Development Corporation II ("GDC II"), as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to Genzyme's Registration
                        Statement on Form S-4 (File No. 33-32343).

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
          *10.20--      Cross License Agreement dated as of September 13, 1989
                        between Genzyme and Genzyme Development Partners, L.P.
                        ("GDP"). Filed as Exhibit 10(bb) to Genzyme's Registration
                        Statement on Form S-4 (File No. 33-32343).
          *10.21--      Development Agreement dated as of September 13, 1989 between
                        Genzyme and GDP. Filed as Exhibit 10(cc) to Genzyme's
                        Registration Statement on Form S-4 (File No. 33-32343).
          *10.22--      Amendment No. 1 dated January 4, 1994 to Development
                        Agreement dated as of September 13, 1989 between Genzyme and
                        GDP. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993.
          *10.23--      Partnership Purchase Option Agreement dated as of
                        September 13, 1989 between Genzyme, GDC II, GDP, each
                        Class A Limited Partner and the Class B Limited Partner.
                        Filed as Exhibit 10(dd) to Genzyme's Registration Statement
                        on Form S-4 (File No. 33-32343).
           10.24--      Partnership Purchase Agreement dated as of November 20, 2000 between Genzyme, GDC II, GDP and each Class A Limited
                        Partner. Filed herewith.
          *10.25--      Amended and Restated Joint Venture Agreement between Genzyme and GDP. Filed as Exhibit 10.1 to GDP's Form 10-Q for the
                        quarter ended March 31, 1997 (File No. 0-18554).
          *10.26--      Marketing and Distribution Agreement between Genzyme and
                        Genzyme Ventures II. Filed as Exhibit 10.3 to GDP's
                        Form 10-Q for the quarter ended March 31, 1997 (File
                        No. 0-18554).
          *10.27--      Technology License and Supply Agreement dated as of
                        September 8, 1989 between Imedex and Genzyme. Filed as
                        Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
           10.28--      1998 Director Stock Option Plan, as amended. Filed herewith.
          *10.29--      1990 Equity Incentive Plan, as amended. Filed as
                        Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997
                        (File No. 333-33249).
          *10.30--      1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to
                        Genzyme's Form 10-K for 1999.
          *10.31--      1996 Directors' Deferred Compensation Plan. Filed as
                        Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997
                        (File No. 333-33251).
          *10.32--      Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as
                        Exhibit 10.32 to Genzyme's Form 10-K for 1990.
          *10.33--      Form of Severance Agreement between Genzyme and certain
                        senior executives, together with schedule identifying the
                        provisions applicable to each executive. Filed as
                        Exhibit 10.33 to Genzyme's Form 10-K for 1990. Current
                        schedule identifying the executives filed herewith.
          *10.34--      Form of Indemnification Agreement between Genzyme and
                        certain senior executives, together with schedule
                        identifying the provisions applicable to each executive.
                        Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
                        Current schedule identifying the executives filed herewith.
          *10.35--      Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
                        Genzyme's Form 10-Q for the quarter ended March 31, 1996.
          *10.36--      Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to
                        Genzyme's Form 10-K for 1998.
          *10.37--      Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to Genzyme's
                        Form 10-K for 1998.
          *10.38--      Consulting Agreement dated July 1, 1998 between Genzyme and
                        Henry E. Blair. Filed as Exhibit 10.32 to Genzyme's
                        Form 10-K for 1998.

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
          *10.39--      Technology Transfer Agreement between Genzyme and Genzyme
                        Transgenics Corporation ("GTC") dated as of May 1, 1993.
                        Filed as Exhibit 2.1 to the Registration Statement on
                        Form S-1 of GTC (File No. 33-62872).
          *10.40--      Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
                        Registration Statement on Form S-1 of GTC (File
                        No. 33-62872).
          *10.41--      Services Agreement between Genzyme and GTC dated as of
                        May 1, 1993. Filed as Exhibit 10.2 to the Registration
                        Statement on Form S-1 of GTC (File No. 33-62872).
          *10.42--      Series A Convertible Preferred Stock Purchase Agreement
                        between Genzyme and GTC dated as of May 1, 1993. Filed as
                        Exhibit 10.5 to the Registration Statement on Form S-1 of
                        GTC (File No. 33-62872).
          *10.43--      Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC.
                        Filed as Exhibit 10.37 to GTC's Form 10-K for 1998 (File
                        No. 0-21794).
          *10.44--      Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
                        Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File
                        No. 0-21794).**
          *10.45--      Purchase Agreement dated as of January 1, 1998 by and
                        between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTC's
                        Form 10-K for 1997 (File No. 0-21794).**
          *10.46--      Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to GTC's Form 10-K for 1997 (File No. 0-21794).**
          *10.47--      Amended and Restated Credit Agreement dated December 14,
                        2000 among Genzyme and those of its subsidiaries party
                        thereto, Fleet National Bank, as Administrative Agent. Filed as Exhibit 99.2 to Genzyme's Form 8-K Filed on January 2,
                        2001.
          *10.48--      Amended and Restated Collaboration Agreement dated as of
                        April 1, 2000 by and among Genzyme, GelTex and RenaGel LLC.
                        Filed as Exhibit 10.1 to GelTex's Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872).**
          *10.49--      Purchase Agreement dated as of June 17, 1997 by and between
                        Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's
                        Form 10-Q for the quarter ended June 30, 1997 (File
                        No. 0-26872).**
          *10.50--      Amended and Restated Operating Agreement of RenaGel LLC
                        dated as of April 1, 2000 by and among Genzyme, GelTex and
                        RenaGel, Inc. Filed as Exhibit 10.2 to GelTex's Form 10-Q
                        for the quarter ended June 30, 2000 (File No. 0-26872).
          *10.51--      Contract Manufacturing Agreement between GelTex and The Dow
                        Chemical Company. Filed as Exhibit 10.17 to GelTex's
                        Form 10-Q for the quarter ended March 31, 1997 (File
                        No. 0-26872).
          *10.52--      License Agreement between GelTex and Nitto Boseki
                        Co., Ltd., dated as of June 9, 1997. Filed as Exhibit 10.21 to GelTex's Form 10-Q for the quarter ended June 30, 1997
                        (File No. 0-26872).
          *10.53--      Manufacturing and Supply Agreement (United States) between
                        RenaGel LLC and Circa Pharmaceuticals, Inc., dated as of
                        July 31, 1998. Filed as Exhibit 10.4 to GelTex's Form 10-Q
                        for the quarter ended June 30, 1998 (File No. 0-26872).
          *10.54--      Supply Agreement dated as of November 9, 1999 by and between
                        Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32
                        to GelTex's Form 10-K for 1999 (File No. 0-26872).
          *10.55--      GT 102-279 Collaboration Agreement between GelTex and Sankyo
                        Pharma,  Inc. dated as of December 23, 1999. Filed as
                        Exhibit 10.34 to GelTex's Form 10-K/A for 1999 filed on
                        November 7, 2000 (File No. 0-26872).**

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
          *10.56--      Collaboration Agreement between GelTex and Sankyo
                        Pharma, Inc. dated as of December 23, 1999. Filed as
                        Exhibit 10.34 to GelTex's Form 10-K/A for 1999 filed on
                        November 7, 2000 (File No. 0-26872).**
          *10.57--      Purchase Agreement dated as of August 29, 1997 by and among
                        Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
          *10.58--      Collaboration Agreement dated September 4, 1998 among
                        Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and
                        BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's
                        Registration Statement on Form S-1 (File No. 333-77701).
          *10.59--      Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Filed as Exhibit 10.25 to BioMarin's
                        Registration Statement on Form S-1 (File No. 333-77701).
          *10.60--      Operating Agreement of BioMarin/Genzyme LLC. Filed as
                        Exhibit 10.30 to BioMarin's Registration Statement on
                        Form S-1 (File No. 333-77701).
          *10.61--      United States Licensing Agreement dated February 7, 1997
                        between Biomatrix and American Home Products Corporation
                        ("AHP"). Filed as Exhibit 10.1 to the Biomatrix's Form 10-Q
                        for the quarter ended March 31, 1997. **
          *10.62--      International Licensing Agreement dated February 7, 1997
                        between Biomatrix and AHP. File as Exhibit 10.2 to
                        Biomatrix's Form 10-Q for the quarter ended March 31,
                        1997.**
          *10.63--      Supply Agreement dated February 7, 1997 between Biomatrix
                        and AHP. Filed as Exhibit 10.3 to Biomatrix's Form 10-Q for
                        the quarter ended March 31, 1997.**
          *10.64--      Trademark License Agreement dated February 7, 1997 between
                        Biomatrix and AHP. Filed as Exhibit 10.4 to Biomatrix's
                        Form 10-Q for the quarter ended March 31, 1997.
          *10.65--      Agreement and Plan of Merger, dated as of March 6, 2000,
                        among Genzyme, Seagull Merger Corporation and Biomatrix, as amended through October 25, 2000. Filed as Annex A to
                        Amendment No. 2 to Genzyme's Registration Statement on Form
                        S-4 (File No. 333-34972) filed on October 27, 2000.
          *10.66--      Agreement and Plan of Merger, dated as of September 11,
                        2000, among Genzyme, Titan Acquisition Corp. and GelTex as amended. Filed as Exhibit 99.1 to Genzyme's Current Report on Form 8-K dated September 11, 2000.
            13.1--      Portions of the 2000 Genzyme General Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K. Filed herewith.
            13.2--      Portions of the 2000 Genzyme General Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K. Filed herewith.
            13.3--      Portions of the 2000 Genzyme Biosurgery Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K. Filed herewith.
            13.4--      Portions of the 2000 Genzyme Molecular Oncology Annual
                        Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
              21--      Subsidiaries of the Registrant. Filed herewith.
            23.1--      Consent of PricewaterhouseCoopers LLP. Filed herewith.
            23.2--      Consent of PricewatehouseCoopers LLP relating to the Annual
                        Report of Genzyme Corporation Retirement Savings Plan on
                        Form 11-K. To be filed by amendment.
           *99.1--      Management and Accounting Policies Governing the
                        Relationship of Genzyme Divisions. Filed as Exhibit 3 to
                        Genzyme's Registration Statement on Form 8-A filed on
                        December 19, 2000 (File No. 333-31548).
            99.2--      Factors Affecting Future Operating Results. Filed herewith.

- ------------------------

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.12, 10.13, 10.27, 10.44-10.46, 10.48, 10.49, 10.55, 10.56 and
    10.61-10.63.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    Exhibits 10.28 through 10.38 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GENZYME CORPORATION

DATED: APRIL 2, 2001                                   By:             /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                                         Michael S. Wyzga
                                                             SENIOR VICE PRESIDENT, FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ HENRI A. TERMEER
     -------------------------------------------       Director and Principal Executive  April 2, 2001
                  Henri A. Termeer                       Officer

                /s/ MICHAEL S. WYZGA
     -------------------------------------------       Principal Financial and           April 2, 2001
                  Michael S. Wyzga                       Accounting Officer

         /s/ CONSTANTINE E. ANAGNOSTOPOULOS
     -------------------------------------------       Director                          April 2, 2001
           Constantine E. Anagnostopoulos

              /s/ DOUGLAS A. BERTHIAUME
     -------------------------------------------       Director                          April 2, 2001
                Douglas A. Berthiaume

                 /s/ HENRY E. BLAIR
     -------------------------------------------       Director                          April 2, 2001
                   Henry E. Blair

               /s/ ROBERT J. CARPENTER
     -------------------------------------------       Director                          April 2, 2001
                 Robert J. Carpenter

                /s/ CHARLES L. COONEY
     -------------------------------------------       Director                          April 2, 2001
                  Charles L. Cooney

                 /s/ VICTOR J. DZAU
     -------------------------------------------       Director                          April 2, 2001
                   Victor J. Dzau

                 /s/ CONNIE MACK III
     -------------------------------------------       Director                          April 2, 2001
                   Connie Mack III