Form 10-Q
period 2001-03-31
GENZYME CORP
filed 2001-05-15
CIK 732485

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's series of common stock as of April 30, 2001:

Genzyme General Division Common Stock.......................  96,873,505
Genzyme Biosurgery Division Common Stock....................  36,488,287
Genzyme Molecular Oncology Division Common Stock............  15,946,856

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-Q contains forward-looking statements, including statements regarding our:

- expected two-for-one split of Genzyme General Stock on June 1, 2001;

- intended redemption of our remaining 5 1/4% convertible subordinated notes on June 15, 2001;

- planned acquisition of Wyntek Diagnostics, Inc. and the expected timing of the acquisition;

- planned acquisition of Focal, Inc. and the expected timing of the acquisition;

- planned divestiture of the Snowden-Pencer-Registered Trademark- product lines and sale of our manufacturing facilities in Quebec, Canada and the expected timing of these transactions;

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

- the content and timing of submissions to and decisions made by the Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

- the impact of the May 2001 expiration of the orphan drug status of Cerezyme-Registered Trademark- and Ceredase-Registered Trademark- enzymes on our revenues from these products;

- the FDA's response to the additional data and clarification we submitted in connection with our Biologics License Application submission for Fabrazyme-TM-enzyme;

- our ability to resolve the manufacturing issues related to Renagel-Registered Trademark- tablets and expand manufacturing capacity for sevelamer hydrochloride for Renagel-Registered Trademark- capsules and tablets;

- our ability to optimize dosing and improve patient compliance with Renagel-Registered Trademark- capsules and tablets;

- our ability to successfully increase market penetration for Synvisc-Registered Trademark- viscosupplementation product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

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

- our ability to successfully negotiate purchase and sale agreements for our Snowden-Pencer-Registered Trademark- product lines and manufacturing facility in Quebec, Canada;

- the accuracy of our information regarding the products and resources of our competitors and potential competitors;

- the likelihood of stockholder approval of an increase in the number of shares of Genzyme General Stock authorized under our charter;

- the likelihood of receipt of requisite stockholder and/or regulatory approvals for our proposed acquisitions; and

- whether the holders of our remaining 5 1/4% convertible subordinated notes elect to convert their notes prior to the redemption date.

    For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (our "2000 Form 10-K").

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS AND SERIES OF STOCK

    Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our three operating divisions as follows:

- Genzyme General Division = "Genzyme General;"

- Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

- Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

    We currently have three designated series of common stock. Each of these series is intended to reflect the value and track the performance of one of our divisions. We refer to each series of common stock as follows:

- Genzyme General Division Common Stock = "Genzyme General Stock;"

- Genzyme Biosurgery Division Common Stock = "Biosurgery Stock;" and

- Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock."

    Holders of Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock are stockholders of Genzyme Corporation and are subject to all of the risks and uncertainties of Genzyme Corporation described in Exhibit 99.2 to our 2000 Form 10-K.

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

GENZYME-REGISTERED TRADEMARK-, CEREZYME-REGISTERED TRADEMARK-, CEREDASE-REGISTERED TRADEMARK-, THYROGEN-REGISTERED TRADEMARK-, CARTICEL-REGISTERED TRADEMARK-, EPICEL-REGISTERED TRADEMARK- and SNOWDEN-PENCER-REGISTERED TRADEMARK- are registered trademarks of Genzyme. SEPRA-TM-, SEPRAFILM-TM-, SEPRAMESH-TM- and FABRAZYME-TM- are trademarks of Genzyme. GENZYME-REGISTERED TRADEMARK- is a registered service mark of Genzyme. RENAGEL-REGISTERED TRADEMARK- is a registered trademark of GelTex Pharmaceuticals, Inc. SYNVISC-REGISTERED TRADEMARK- and
HYLAFORM-REGISTERED TRADEMARK- are registered trademarks of Genzyme Biosurgery Corporation. FOCAL SEAL-REGISTERED TRADEMARK- is a registered trademark of Focal, Inc. NEUROCELL-TM- is a trademark of Diacrin/ Genzyme LLC. ALDURAZYME-TM-is a trademark of BioMarin/Genzyme LLC.

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 2001
                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  GENZYME CORPORATION AND SUBSIDIARIES
    Unaudited, Consolidated Statements of Operations for the
     Three Months Ended March 31, 2001 and 2000.............      2
    Consolidated Balance Sheets as of March 31, 2001
     (unaudited) and
      December 31, 2000.....................................      5
    Unaudited, Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000.............      6
    Notes to Unaudited, Consolidated Financial Statements...      7

  GENZYME GENERAL
    Unaudited, Combined Statements of Operations for the
     Three Months Ended March 31, 2001 and 2000.............     17
    Combined Balance Sheets as of March 31, 2001 (unaudited)
     and December 31, 2000..................................     19
    Unaudited, Combined Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000.............     20
    Notes to Unaudited, Combined Financial Statements.......     21

  GENZYME BIOSURGERY
    Unaudited, Combined Statements of Operations for the
     Three Months Ended March 31, 2001 and 2000.............     25
    Combined Balance Sheets as of March 31, 2001 (unaudited)
     and December 31, 2000..................................     26
    Unaudited, Combined Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000.............     27
    Notes to Unaudited, Combined Financial Statements.......     28

  GENZYME MOLECULAR ONCOLOGY
    Unaudited, Combined Statements of Operations for the
     Three Months Ended March 31, 2001 and 2000.............     31
    Combined Balance Sheets as of March 31, 2001 (unaudited)
     and December 31, 2000..................................     32
    Unaudited, Combined Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000.............     33
    Notes to Unaudited, Combined Financial Statements.......     34

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     35

ITEM 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     66

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K....................     67

Signatures..................................................     68

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Net product sales.........................................  $250,830   $184,421
  Net service sales.........................................    23,760     20,966
  Revenue from research and development contracts:
    Related parties.........................................       319        131
    Other...................................................     3,352      2,612
                                                              --------   --------
      Total revenues........................................   278,261    208,130
                                                              --------   --------
Operating costs and expenses:
  Cost of products sold.....................................    76,532     48,259
  Cost of services sold.....................................    13,421     11,851
  Selling, general and administrative.......................    91,114     61,551
  Research and development (including research and
    development related to contracts).......................    57,110     55,699
  Amortization of intangibles...............................    28,991      6,098
                                                              --------   --------
      Total operating costs and expenses....................   267,168    183,458
                                                              --------   --------

Operating income............................................    11,093     24,672
                                                              --------   --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........    (9,015)    (8,133)
  Gain on affiliate sale of stock...........................        --     20,270
  Minority interest in net loss of subsidiary...............     1,274        856
  Other.....................................................    (3,710)         2
  Investment income.........................................    10,148      9,944
  Interest expense..........................................   (11,370)    (3,939)
                                                              --------   --------
      Total other income (expenses).........................   (12,673)    19,000
                                                              --------   --------

Income (loss) before income taxes...........................    (1,580)    43,672
Benefit from (provision for) income taxes...................       670    (11,854)
                                                              --------   --------
Net income (loss) before cumulative effect of change in
  accounting principle......................................      (910)    31,818
Cumulative effect of change in accounting principle, net of
  tax.......................................................     4,167         --
                                                              --------   --------
Net income..................................................  $  3,257   $ 31,818
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

                      GENZYME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Comprehensive income (loss), net of tax:
  Net income (loss).........................................  $   (910)  $ 31,818
                                                              --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................   (14,121)   (10,223)
    Unrealized loss on interest rate swap contracts, net of
      tax...................................................      (507)        --
                                                              --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...   (22,641)    80,198
      Reclassification adjustment for (gains) losses
        included in net income..............................        --         --
                                                              --------   --------
    Unrealized gains (losses) on securities, net............   (22,641)    80,198
                                                              --------   --------
  Other comprehensive income (loss).........................   (37,269)    69,975
                                                              --------   --------
Comprehensive income (loss).................................  $(38,179)  $101,793
                                                              ========   ========
NET INCOME (LOSS) PER SHARE:
  ALLOCATED TO GENZYME GENERAL STOCK:
    Genzyme General net income before cumulative effect of
      change in accounting principle........................  $ 25,145   $ 45,309
    Cumulative effect of change in accounting principle, net
      of tax................................................     4,167         --
                                                              --------   --------
    Genzyme General net income..............................    29,312     45,309
    Tax benefit allocated from Genzyme Biosurgery...........     8,116      5,232
    Tax benefit allocated from Genzyme Molecular Oncology...     2,826      1,096
                                                              --------   --------
  Net income allocated to Genzyme General Stock.............  $ 40,254   $ 51,637
                                                              ========   ========
  Net income per share of Genzyme General Stock:
    Basic:
      Net income per share before cumulative effect of
        change in accounting principle......................  $   0.38   $   0.61
      Per share cumulative effect of change in accounting
        principle, net of tax...............................      0.04         --
                                                              --------   --------
      Net income per share allocated to Genzyme General
        Stock...............................................  $   0.42   $   0.61
                                                              ========   ========
    Diluted:
      Net income per share before cumulative effect of
        change in accounting principle......................  $   0.36   $   0.57
      Per share cumulative effect of change in accounting
        principle, net of tax...............................      0.04         --
                                                              --------   --------
      Net income per share allocated to Genzyme General
        Stock...............................................  $   0.40   $   0.57
                                                              ========   ========
  Weighted average shares outstanding:
    Basic...................................................    95,875     84,502
                                                              ========   ========
    Diluted.................................................   100,400     94,726
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

                      GENZYME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
NET INCOME (LOSS) PER SHARE (CONTINUED):
  ALLOCATED TO BIOSURGERY STOCK:
  Genzyme Biosurgery net loss...............................  $(35,327)
  Allocated tax benefit.....................................     4,604
                                                              --------
  Net loss allocated to Biosurgery Stock....................  $(30,723)
                                                              ========
  Net loss per share of Biosurgery Stock--basic and
    diluted.................................................  $  (0.84)
                                                              ========
  Weighted average shares outstanding.......................    36,402
                                                              ========
  ALLOCATED TO MOLECULAR ONCOLOGY STOCK:
  Net loss..................................................  $ (6,274)  $ (5,057)
                                                              ========   ========
  Net loss per share of Molecular Oncology Stock--basic and
    diluted.................................................  $  (0.39)  $  (0.37)
                                                              ========   ========
  Weighted average shares outstanding.......................    15,907     13,495
                                                              ========   ========
  ALLOCATED TO SURGICAL PRODUCTS STOCK:
  Net loss..................................................             $(10,043)
                                                                         ========
  Net loss per share of Surgical Products Stock--basic and
    diluted.................................................             $  (0.68)
                                                                         ========
  Weighted average shares outstanding.......................               14,855
                                                                         ========
  ALLOCATED TO TISSUE REPAIR STOCK:
  Net loss..................................................             $ (4,971)
                                                                         ========
  Net loss per share of Tissue Repair Stock--basic and
    diluted.................................................             $  (0.17)
                                                                         ========
  Weighted average shares outstanding.......................               28,531
                                                                         ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  207,582     $  236,213
  Short-term investments....................................     122,557        104,586
  Accounts receivable, net..................................     211,452        205,094
  Inventories...............................................     165,437        170,341
  Prepaid expenses and other current assets.................      36,537         37,681
  Deferred tax assets--current..............................      45,024         46,836
                                                              ----------     ----------
      Total current assets..................................     788,589        800,751
Property, plant and equipment, net..........................     512,386        504,412
Long-term investments.......................................     289,475        298,841
Notes receivable--related party.............................      10,159         10,350
Intangibles, net............................................   1,536,065      1,539,782
Investments in equity securities............................      76,903        121,251
Other noncurrent assets.....................................      50,835         42,713
                                                              ----------     ----------
      Total assets..........................................  $3,264,412     $3,318,100
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   30,133     $   26,165
  Accrued expenses..........................................     110,960        139,683
  Income taxes payable......................................      48,956         46,745
  Deferred revenue..........................................       5,401          8,609
  Current portion of long-term debt and capital lease
    obligations.............................................      19,869         19,897
                                                              ----------     ----------
      Total current liabilities.............................     215,319        241,099
Long-term debt and capital lease obligations................     381,089        381,560
Convertible notes and debentures............................     283,485        283,680
Deferred tax liability......................................     206,980        230,384
Other noncurrent liabilities................................       9,182          6,236
                                                              ----------     ----------
      Total liabilities.....................................   1,096,055      1,142,959
                                                              ----------     ----------
Stockholders' equity:
  Genzyme General Stock, $0.01 par value....................         963            956
  Biosurgery Stock, $0.01 par value.........................         365            364
  Molecular Oncology Stock, $0.01 par value.................         160            159
  Treasury Stock--Genzyme General--at cost..................        (901)          (901)
  Additional paid-in capital--Genzyme General Stock.........   1,290,189      1,269,284
  Additional paid-in capital--Biosurgery Stock..............     823,631        823,353
  Additional paid-in capital--Molecular Oncology Stock......     111,665        111,484
  Deferred compensation.....................................      (7,319)        (9,943)
  Notes receivable from stockholders........................     (11,529)       (14,760)
  Accumulated deficit.......................................      (2,481)        (5,738)
  Accumulated other comprehensive income (loss).............     (36,386)           883
                                                              ----------     ----------
      Total stockholders' equity............................   2,168,357      2,175,141
                                                              ----------     ----------
        Total liabilities and stockholders' equity..........  $3,264,412     $3,318,100
                                                              ==========     ==========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,257   $  31,818
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................    35,981      17,198
    Non-cash compensation expense...........................     2,570          12
    Provision for bad debts.................................     1,177       2,299
    Deferred income tax expense (benefit)...................   (11,784)      3,239
    Equity in net loss of unconsolidated affiliates.........     9,015       8,133
    Gain on affiliate sale of stock.........................        --     (20,270)
    Minority interest in net loss of subsidiary.............    (1,274)       (856)
    Other...................................................       344       1,132
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................   (12,883)     (1,154)
      Inventories...........................................     5,507      (2,754)
      Prepaid expenses and other assets.....................     3,011         858
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................   (20,891)     (7,875)
                                                              --------   ---------
        Net cash provided by operating activities...........    14,030      31,780
                                                              --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................  (136,105)   (195,902)
  Sales and maturities of investments.......................   130,294     144,561
  Acquisitions, net of acquired cash........................   (25,725)         --
  Purchase of equity securities.............................    (5,000)         --
  Purchase of property, plant and equipment.................   (19,851)    (15,620)
  Investments in unconsolidated affiliates..................    (8,083)     (6,032)
  Other.....................................................    (1,408)        848
                                                              --------   ---------
      Net cash used in investing activities.................   (65,878)    (72,145)
                                                              --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    20,951      14,714
  Payments of notes receivable from stockholders............     3,204          --
  Bank overdraft............................................     3,085       4,209
  Other.....................................................     2,407       4,956
                                                              --------   ---------
      Net cash provided by financing activities.............    29,647      23,879
                                                              --------   ---------
Effect of exchange rate changes on cash.....................    (6,430)     (1,476)
                                                              --------   ---------
Decrease in cash and cash equivalents.......................   (28,631)    (17,962)
Cash and cash equivalents at beginning of period............   236,213     130,156
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $207,582   $ 112,194
                                                              ========   =========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Our unaudited, consolidated financial statements for each period include the balance sheets, results of operations and cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform with our 2001 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 2000 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

2. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $ 55,560      $ 51,545
Work-in-process......................................      68,976        73,520
Finished products....................................      40,901        45,276
                                                         --------      --------
    Total............................................    $165,437      $170,341
                                                         ========      ========

3. ACQUISITION OF THE CLASS A LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT PARTNERS, L.P.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of Genzyme Development Partners, L.P., which we refer to as GDP, for an advance payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM- products. We allocate our interest in GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to Genzyme Biosurgery. The acquisition was accounted for as a purchase, and the purchase price was allocated to the fair value of the intangible assets acquired as follows (in thousands):

Patents (to be amortized over 8 years)......................  $ 5,909
Trademarks (to be amortized over 10 years)..................    2,755
Technology (to be amortized over 10 years)..................    8,827
Goodwill (to be amortized over 10 years)....................    8,234
                                                              -------
      Total.................................................  $25,725
                                                              =======

                      GENZYME CORPORATION AND SUBSIDIARIES

4. TAX PROVISION

                                                 THREE MONTHS ENDED
                                                      MARCH 31,          INCREASE/
                                               -----------------------   (DECREASE)
                                                 2001          2000       % CHANGE
                                               --------      ---------   ----------
                                                 (UNAUDITED, AMOUNTS IN THOUSANDS
                                                     EXCEPT PERCENTAGE DATA)
Benefit from (provision for) income taxes....   $ 670        $(11,854)     (106)%
Effective tax rate...........................     42%              27%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

5. DERIVATIVE FINANCIAL INSTRUMENTS

    On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for deriviative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and our foreign currency forward contracts were not significant. For the three months ended March 31, 2001, we recorded a charge of $3.6 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to March 31, 2001. We also recorded a charge of $0.5 million in other comprehensive income to reflect the change in value of our interest rate swaps during the period, net of tax.

    In the normal course of business, we manage risks associated with foreign exchange rates, interest rates and equity prices through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

                      GENZYME CORPORATION AND SUBSIDIARIES

6. NET INCOME (LOSS) PER SHARE

    We calculate earnings per share for each series of stock using the two-class method. To calculate basic earnings per share for each series of stock, we divide the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculate diluted earnings per share, we also include in the denominator all potentially dilutive securities outstanding during the applicable period. We allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to Genzyme General Stock, as defined in our charter, is equal to the net income or loss of Genzyme General determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock are defined similarly and, as such, are based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

    We calculate the income tax provision of each division as if that division were a separate taxpayer, which process includes assessing realizability of deferred tax assets at the division level. Our management and accounting policies provide that, if as of the end of any fiscal quarter, a division can not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, were:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
Tax benefits allocated from:
  Genzyme Biosurgery......................................  $ 8,116        $5,232
  Genzyme Molecular Oncology..............................    2,826         1,096
                                                            -------        ------
    Total.................................................  $10,942        $6,328
                                                            =======        ======

    In the three months ended March 31, 2001, we allocated $4.6 million of tax benefits to Genzyme Biosurgery that resulted from operations we acquired through our acquisition of Biomatrix in December 2000, for which there are no similar amounts in the same period of last year. In future periods, Genzyme Biosurgery or Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with generally accepted accounting principles. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with the management and accounting policies, the benefit will be reflected as a reduction of net income to determine net income attributable to Biosurgery Stock or Molecular Oncology Stock. As of March 31, 2001, the total tax benefits previously allocated to Genzyme General were (in thousands):

Genzyme Biosurgery..........................................  $176,835
Genzyme Molecular Oncology..................................    27,350

                      GENZYME CORPORATION AND SUBSIDIARIES

6. NET INCOME (LOSS) PER SHARE (CONTINUED)
GENZYME GENERAL STOCK:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                   (AMOUNTS IN
                                                              THOUSANDS, EXCEPT PER
                                                                 SHARE AMOUNTS)
Genzyme General net income before cumulative effect of
  change in accounting principle............................  $ 25,145     $45,309
Cumulative effect of change in accounting principle, net of
  tax(1)....................................................     4,167          --
                                                              --------     -------
Genzyme General net income..................................    29,312      45,309
Tax benefit allocated from Genzyme Biosurgery...............     8,116       5,232
Tax benefit allocated from Genzyme Molecular Oncology.......     2,826       1,096
                                                              --------     -------
Net income allocated to Genzyme General Stock--basic........    40,254      51,637
Effect of dilutive securities, net of tax(2):
5 1/4% convertible subordinated notes:
  Interest expense..........................................        --       2,108
  Amortization of purchasers' discount and offering
    costs(3)................................................        --         150
5% convertible subordinated debentures:
  Interest expense..........................................        --         171
  Amortization of debt offering costs(4)....................        --          30
                                                              --------     -------
Net income allocated to Genzyme General Stock--diluted......  $ 40,254     $54,096
                                                              ========     =======

Shares used in computing net income per common
  share--basic..............................................    95,875      84,502
Effect of dilutive securities:
  Stock options.............................................     4,525       3,281
  5 1/4% convertible subordinated notes(2)..................        --       6,313
  5% convertible subordinated debentures(2).................        --         630
                                                              --------     -------
    Dilutive potential common shares(5).....................     4,525      10,224
                                                              --------     -------
Shares used in computing net income per share--diluted(5)...   100,400      94,726
                                                              ========     =======
Net income per share of Genzyme General Stock:
  Basic:
    Net income per share before cumulative effect of change
      in accounting principle...............................  $   0.38     $  0.61
    Per share cumulative effect of change in accounting
      principle, net of tax(1)..............................      0.04          --
                                                              --------     -------
    Net income per share allocated to Genzyme General
      Stock.................................................  $   0.42     $  0.61
                                                              ========     =======
  Diluted(2):
    Net income per share before cumulative effect of change
      in accounting principle...............................  $   0.36     $  0.57
    Per share cumulative effect of change in accounting
      principle, net of tax(1)..............................      0.04          --
                                                              --------     -------
    Net income per share allocated to Genzyme General
      Stock.................................................  $   0.40     $  0.57
                                                              ========     =======
Weighted average shares outstanding:
  Basic.....................................................    95,875      84,502
                                                              ========     =======
  Diluted(2)................................................   100,400      94,726
                                                              ========     =======

                      GENZYME CORPORATION AND SUBSIDIARIES

6. NET INCOME (LOSS) PER SHARE (CONTINUED)
------------------------

(1) This represents a transition adjustment resulting from the January 1, 2001 required adoption of SFAS 133 to record the fair value of certain derivative assets held on January 1, 2001.

(2) The net income per share allocated to Genzyme General Stock on a diluted basis and weighted average shares-diluted for the three months ended March 31, 2001 excludes the dilutive effect of the convertible notes and debentures allocated to Genzyme General as the effect would be anti-dilutive.

(3) We are amortizing the debt discount and offering costs of approximately $7.0 million over the term of these notes, which mature in June 2005.

(4) We are amortizing the debt offering costs of approximately $0.9 million over the term of these debentures, which mature in August 2003.

(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme General Stock during relevant periods:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
                                                                    (AMOUNTS IN
                                                                    THOUSANDS)
Shares of Genzyme General Stock issuable for options........    456           2,965
                                                                ===           =====

    BIOSURGERY STOCK

    We created Biosurgery Stock on December 18, 2000. We created Genzyme Biosurgery by combining the businesses of our former Genzyme Surgical Products and Genzyme Tissue Repair divisions as well as the acquired business of Biomatrix. Accordingly, we amended our charter to create Biosurgery Stock and to eliminate Genzyme Surgical Products Division common stock, which we refer to as "Surgical Products Stock," and Genzyme Tissue Repair Division common stock, which we refer to as "Tissue Repair Stock." Each outstanding share of, and option to purchase, Surgical Products Stock was converted into the right to receive 0.6060 of a share of, or option to purchase, Biosurgery Stock, and each outstanding share of, and option to purchase, Tissue Repair Stock was converted into the right to receive 0.3352 of a share of, or option to purchase, Biosurgery Stock.

    Prior to December 18, 2000, the net losses of Genzyme Surgical Products and Genzyme Tissue Repair, which were combined to form Genzyme Biosurgery, were allocated to Surgical Products Stock and Tissue Repair Stock.

    Basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per

                      GENZYME CORPORATION AND SUBSIDIARIES

6. NET INCOME (LOSS) PER SHARE (CONTINUED) share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock.

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                                  2001
                                                           ------------------
                                                              (AMOUNTS IN
                                                               THOUSANDS)
Shares of Biosurgery Stock issuable for options..........         4,436
Warrants to purchase Biosurgery Stock....................             3
Biosurgery designated shares issuable upon conversion of
  5 1/4% convertible subordinated notes allocated to
  Genzyme General........................................           685
Biosurgery designated shares reserved for options........           108
Biosurgery designated shares.............................         1,195
Shares issuable upon conversion of 6.9% convertible
  subordinated note allocated to Genzyme Biosurgery......           385
                                                                  -----
Total shares excluded from the calculation of diluted net
  loss per share of Biosurgery Stock.....................         6,812
                                                                  =====

    MOLECULAR ONCOLOGY STOCK:

    For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
Shares of Molecular Oncology Stock issuable for
  options................................................     984            675
Warrants to purchase Molecular Oncology Stock............      10             10
Molecular Oncology designated shares issuable upon
  conversion of 5 1/4% convertible subordinated notes
  allocated to Genzyme General...........................     682            682
Molecular Oncology designated shares.....................   1,318          1,006
                                                            -----          -----
Total shares excluded from the calculation of diluted net
  loss per share of Molecular Oncology Stock.............   2,994          2,373
                                                            =====          =====

                      GENZYME CORPORATION AND SUBSIDIARIES

7. SEGMENT REPORTING

    In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS 131, we have four reportable segments:

    - Therapeutics, which develops, manufactures and sells human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark-phosphate binder;

    - Diagnostic Products, which provides diagnostic products to niche markets focusing on IN VITRO diagnostics;

    - Genzyme Biosurgery, which develops, manufactures and sells instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

    - Genzyme Molecular Oncology, which is utilizing its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors and to generate partnering revenue developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

                      GENZYME CORPORATION AND SUBSIDIARIES

7. SEGMENT REPORTING (CONTINUED)
    We have provided information concerning the operations in these reportable segments in the following table:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                             2001         2000
                                                          ----------   ----------
                                                          (AMOUNTS IN THOUSANDS)
Revenues:
  Genzyme General:
    Therapeutics(1).....................................   $176,788     $133,802
    Diagnostic Products.................................     16,424       15,238
    Other...............................................     29,112       21,422
    Eliminations/Adjustments(2).........................        369          164
                                                           --------     --------
      Total Genzyme General.............................    222,693      170,626
  Genzyme Biosurgery(3).................................     54,156       34,949
  Genzyme Molecular Oncology............................      1,412        2,555
                                                           --------     --------
Total...................................................   $278,261     $208,130
                                                           ========     ========

Net income (loss):
  Genzyme General:
    Therapeutics(1).....................................   $ 34,339     $ 29,263
    Diagnostic Products.................................        782          715
    Other...............................................      1,984         (171)
    Eliminations/Adjustments(4,5).......................    (11,960)      15,502
                                                           --------     --------
      Net income for Genzyme General before cumulative
        effect of change in accounting principle........     25,145       45,309
      Cumulative effect of change in accounting
        principle, net of tax(5)........................      4,167           --
                                                           --------     --------
      Net income for Genzyme General....................     29,312       45,309
                                                           --------     --------

  Genzyme Biosurgery(3).................................    (35,327)     (15,014)
  Genzyme Molecular Oncology............................     (6,274)      (5,057)
  Eliminations/Adjustments(6)...........................     15,546        6,580
                                                           --------     --------
Total...................................................   $  3,257     $ 31,818
                                                           ========     ========

------------------------

(1) In December 2000, we acquired GelTex, a company that develops therapeutic products based on polymer technology. We allocated the acquisition to Genzyme General. The operations of GelTex are included in our Therapeutics segment for the three months ended March 31, 2001.

(2) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(3) In December 2000, we acquired Biomatrix, a company that develops, manufactures and sells a series of proprietary viscoelastic products based on hyaluronan technology that are used in therapeutic medical applications and skin care. We allocated the acquisition to Genzyme Biosurgery. The operations of Biomatrix are included in the results of Genzyme Biosurgery for the three months ended March 31, 2001.

                      GENZYME CORPORATION AND SUBSIDIARIES

7. SEGMENT REPORTING (CONTINUED)
(4) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The three months ended March 31, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics Corporation, an unconsolidated affiliate, which we recognized in accordance with our policy pertaining to affiliate sales of stock.

(5) On January 1, 2001, in connection with the adoption of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, to recognize the fair value of certain common stock warrants held on January 1, 2001. Eliminations/adjustments for Genzyme General includes a charge of $3.6 million for the three months ended March 31, 2001 to reflect the change in value of these common stock warrants from January 1, 2001 to March 31, 2001.

(6) Includes income tax benefits that have not been recognized in the tax provisions of the divisions. The three months ended March 31, 2000, also includes a difference in amortization due to $2.9 million of additional goodwill associated with our PharmaGenics, Inc. acquisition allocated to Genzyme Molecular Oncology as compared to amounts recorded at the corporate level. The difference in the amortization results from the application of our policy to account for income taxes at the divisional level as if each division were a separate taxpayer. The goodwill resulting from the acquisition of PharmaGenics was fully amortized in May 2000.

    There has been no material change in segment assets since December 31, 2000.

8. SUBSEQUENT EVENTS

    PROPOSED TWO-FOR-ONE SPLIT OF GENZYME GENERAL STOCK

    In April 2001, our board of directors approved a two-for-one stock split of Genzyme General Stock. This stock split is contingent upon shareholder approval of an increase in the number of authorized shares of Genzyme General Stock. At our annual meeting of stockholders on May 31, 2001, shareholders will be asked to approve an amendment to our charter increasing the total number of authorized shares of Genzyme common stock from 390,000,000 to 690,000,000 shares and increasing the number of such shares designated as Genzyme General Stock from 200,000,000 to 500,000,000 shares. Assuming the amendment is approved, we will issue on June 1, 2001, one new share of Genzyme General Stock for each share of Genzyme General Stock held by shareholders of record as of May 24, 2001. Securities convertible into shares of Genzyme General Stock will also adjust to reflect this stock split.

    PLANNED ACQUISITION OF FOCAL, INC.

    In April 2001, we signed a definitive merger agreement to acquire
Focal, Inc. We will allocate this acquisition to Genzyme Biosurgery and will account for it using the purchase method of accounting. Focal develops, manufactures and sells products based on a proprietary polymer technology. We currently hold approximately 22% of the outstanding shares of Focal's common stock and will acquire the remaining 78% in an exchange of shares of Biosurgery Stock for shares of Focal common stock upon completion of the merger. Under the terms of the merger agreement, Focal shareholders will receive 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they hold, except for 10,000 shares of Focal common stock that we have agreed to purchase for cash from a Focal shareholder. Approximately 2.1 million shares of Biosurgery Stock will be issued as merger consideration. We expect the acquisition, which is subject to the approval of Focal's shareholders, to

                      GENZYME CORPORATION AND SUBSIDIARIES

8. SUBSEQUENT EVENTS (CONTINUED)
close in the second or third quarter of 2001. In light of the merger, Focal agreed to modify certain terms of the existing stock purchase agreement between the companies. This agreement commits us, at Focal's option, to make future equity investments of up to $5.0 million subject to certain conditions.

    PLANNED ACQUISITION OF WYNTEK DIAGNOSTICS, INC.

    In May 2001, we announced an agreement to acquire all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc. for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We will allocate the acquisition to Genzyme General and will account for the acquisition using the purchase method of accounting. We anticipate the acquisition, which is subject to our receipt of regulatory approvals, to close in the second quarter of 2001.

    PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed a private placement of $575.0 million of 3% convertible subordinated debentures. We have allocated the debentures and the offering proceeds to Genzyme General. Net proceeds from the offering were approximately $561.7 million. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $140.60. The debentures mature on May 15, 2021 and are first callable on May 20, 2004. Holders may require us to repurchase all or part of their debentures for cash on May 15, 2006, May 15, 2011 or May 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest. We expect to utilize the proceeds from the sale of the debentures for working capital and general corporate purposes.

    INTENDED REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    On May 1, 2001, we sent a notice to the trustee under the indenture for our $250.0 million 5 1/4% convertible subordinated notes due 2005, indicating our intention to redeem any notes that remain unconverted at June 15, 2001. Each $1,000 principal amount of these notes currently is convertible into approximately 25.25 shares of Genzyme General Stock, 2.74 shares of Biosurgery Stock and 2.73 shares of Molecular Oncology Stock.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Net product sales.........................................  $202,206   $155,339
  Net service sales.........................................    18,232     15,120
  Revenue from research and development contracts:
    Related parties.........................................       319        131
    Other...................................................     1,936         36
                                                              --------   --------
      Total revenues........................................   222,693    170,626
                                                              --------   --------
Operating costs and expenses:
  Cost of products sold.....................................    47,894     32,220
  Cost of services sold.....................................    10,284      8,828
  Selling, general and administrative.......................    58,531     38,222
  Research and development (including research and
    development related to contracts).......................    40,186     42,743
  Amortization of intangibles...............................    17,670      1,968
                                                              --------   --------
      Total operating costs and expenses:...................   174,565    123,981
                                                              --------   --------
Operating income............................................    48,128     46,645
                                                              --------   --------

Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........    (8,479)    (8,133)
  Gain on affiliate sale of stock...........................        --     20,270
  Minority interest in net loss of subsidiary...............     1,274        856
  Other.....................................................    (3,717)       (21)
  Investment income.........................................     9,213      8,087
  Interest expense..........................................    (6,398)    (3,551)
                                                              --------   --------
      Total other income (expenses).........................    (8,107)    17,508
                                                              --------   --------
Income before income taxes..................................    40,021     64,153
Provision for income taxes..................................   (14,876)   (18,844)
                                                              --------   --------
Division net income before cumulative effect of change in
  accounting principle......................................    25,145     45,309
Cumulative effect of change in accounting principle, net of
  tax.......................................................     4,167         --
                                                              --------   --------
Division net income.........................................  $ 29,312   $ 45,309
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                 COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Comprehensive income (loss), net of tax:
  Division net income.......................................  $ 25,145   $ 45,309
                                                              --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment.................   (13,420)   (10,223)
    Unrealized derivative loss resulting from interest rate
      swap contracts, net of tax............................      (507)        --
                                                              --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...   (22,738)    78,759
      Reclassification adjustment for (gains) losses
        included in division net income.....................        --         --
                                                              --------   --------
    Unrealized gains (losses) on securities, net............   (22,738)    78,759
                                                              --------   --------
  Other comprehensive income (loss).........................   (36,665)    68,536
                                                              --------   --------
Comprehensive income (loss).................................  $(11,520)  $113,845
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  162,997     $  135,841
  Short-term investments....................................     122,557         96,644
  Accounts receivable, net..................................     171,453        165,911
  Inventories...............................................     107,977        108,767
  Prepaid expenses and other current assets.................      26,925         28,012
  Due from Genzyme Biosurgery...............................      17,459         18,645
  Due from Genzyme Molecular Oncology.......................       5,296          4,660
  Deferred tax assets--current..............................      45,047         46,836
                                                              ----------     ----------
    Total current assets....................................     659,711        605,316
Property, plant and equipment, net..........................     455,338        446,759
Long-term investments.......................................     289,475        298,841
Notes receivable-related party..............................      10,159         10,350
Intangibles, net............................................     959,095        977,147
Investments in equity securities............................      76,903        119,648
Other noncurrent assets.....................................      42,695         40,992
                                                              ----------     ----------
    Total assets............................................  $2,493,376     $2,499,053
                                                              ==========     ==========
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................  $   20,339     $   20,091
  Accrued expenses..........................................      83,547         98,201
  Income taxes payable......................................      40,729         40,442
  Deferred revenue..........................................       3,767          6,401
  Current portion of long-term debt and capital lease
    obligations.............................................       1,448          1,448
                                                              ----------     ----------
    Total current liabilities...............................     149,830        166,583

Long-term debt and capital lease obligations................     180,202        180,556
Convertible notes and debentures............................     273,485        273,680
Deferred tax liability......................................     105,813        124,613
Other noncurrent liabilities................................       6,695          3,341
                                                              ----------     ----------
    Total liabilities.......................................     716,025        748,773
                                                              ----------     ----------
Division equity.............................................   1,777,351      1,750,280
                                                              ----------     ----------
    Total liabilities and division equity...................  $2,493,376     $2,499,053
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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income.......................................  $  29,312   $  45,309
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................     22,481      11,896
    Non-cash compensation expense...........................      2,570          12
    Provision for bad debts.................................      1,099       2,192
    Deferred income tax (benefit) expense...................     (7,180)      3,901
    Equity in net loss of unconsolidated affiliates.........      8,479       8,133
    Gain on affiliate sale of stock.........................         --     (20,270)
    Minority interest in net loss of subsidiary.............     (1,274)       (856)
    Other...................................................        266         305
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (11,890)       (781)
      Inventories...........................................      1,243       2,909
      Prepaid expenses and other assets.....................      2,980       1,776
      Due from Genzyme Biosurgery...........................      1,156         829
      Due from Genzyme Molecular Oncology...................       (636)      1,334
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................     (3,310)     (3,155)
                                                              ---------   ---------
        Net cash provided by operating activities...........     45,296      53,534
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (136,105)   (160,452)
  Sales and maturities of investments.......................    122,502      97,246
  Purchase of property, plant and equipment.................    (18,205)    (14,548)
  Investments in unconsolidated affiliates..................     (8,083)     (6,032)
  Other.....................................................     (1,482)      2,215
                                                              ---------   ---------
        Net cash used in investing activities...............    (41,373)    (81,571)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General
    Stock...................................................     20,454      12,713
  Net cash allocated to Genzyme Biosurgery..................         --      (5,855)
  Bank overdraft............................................      3,615       3,429
  Other.....................................................      2,937       1,912
                                                              ---------   ---------
        Net cash provided by financing activities...........     27,006      12,199
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................     (3,773)     (1,476)
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............     27,156     (17,314)
Cash and cash equivalents at beginning of period............    135,841      94,523
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 162,997   $  77,209
                                                              =========   =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme General for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared the unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform with our 2001 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme General included in our 2000 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for future periods.

2. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $ 35,716      $ 30,275
Work-in-process......................................      42,111        47,880
Finished products....................................      30,150        30,612
                                                         --------      --------
    Total............................................    $107,977      $108,767
                                                         ========      ========

3. TAX PROVISION

                                                 THREE MONTHS ENDED
                                                      MARCH 31,        INCREASE/
                                                 -------------------   (DECREASE)
                                                   2001       2000      % CHANGE
                                                 --------   --------   ----------
                                                 (UNAUDITED, AMOUNTS IN THOUSANDS
                                                     EXCEPT PERCENTAGE DATA)

Provision for income taxes.....................  $(14,876)  $(18,844)     (21)%
Effective tax rate.............................       37%        29%

    Genzyme General's tax rates for both periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

4. DERIVATIVE FINANCIAL INSTRUMENTS

    On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For three months ended March 31, 2001, Genzyme General recorded a charge of $3.6 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to March 31, 2001. Genzyme General also recorded a charge of $0.5 million in division equity, to reflect the change in value of our interest rate swaps during the period, net of tax.

5. SEGMENT REPORTING

    In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS 131, Genzyme General has two reportable segments:

    - Therapeutics, which develops, manufactures and sells human therapeutic products for significant unmet medical needs. The business derives substantially all of its revenue from sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark-phosphate binder; and

    - Diagnostic Products, which provides diagnostic products to niche markets focusing on IN VITRO diagnostics.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5. SEGMENT REPORTING (CONTINUED)
    We have provided information concerning the operations in these reportable segments in the following table:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                             2001         2000
                                                          ----------   ----------
                                                          (AMOUNTS IN THOUSANDS)
Revenues:
    Therapeutics (1)....................................   $176,788     $133,802
    Diagnostic Products.................................     16,424       15,238
    Other...............................................     29,112       21,422
    Eliminations/Adjustments (2)........................        369          164
                                                           --------     --------
      Total.............................................   $222,693     $170,626
                                                           ========     ========
Division net income:
    Therapeutics (1)....................................   $ 34,339     $ 29,263
    Diagnostic Products.................................        782          715
    Other...............................................      1,984         (171)
    Eliminations/Adjustments (3,4)......................    (11,960)      15,502
                                                           --------     --------
      Division net income for Genzyme General before
        cumulative effect of change in accounting
        principle.......................................     25,154       45,309
      Cumulative effect of change in accounting
        principle, net of tax (4).......................      4,167           --
                                                           --------     --------
      Division net income for Genzyme General...........   $ 29,312     $ 45,309
                                                           ========     ========

------------------------

(1) In December 2000, we acquired GelTex, a company that develops therapeutic products based on polymer technology. We allocated the acquisition to Genzyme General. The operations of GelTex are included in our Therapeutics segment for the three months ended March 31, 2001.

(2) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(3) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The three months ended March 31, 2000 also includes a gain of $20.3 million relating to a public offering of common shares by Genzyme Transgenics, an unconsolidated affiliate, which we recognized in accordance with our policy pertaining to affiliate sales of stock.

(4) On January 1, 2001, in connection with the adoption of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, to recognize the fair value of certain common stock warrants. Eliminations/Adjustments for Genzyme General includes a charge of $3.6 million for the three months ended March 31, 2001 to reflect the change in value of these common stock warrants from January 1, 2001 to March 31, 2001.

There has been no material change in segment assets since December 31, 2000.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

6. SUBSEQUENT EVENTS

    PLANNED ACQUISITION OF WYNTEK DIAGNOSTICS, INC.

    In May 2001, we announced an agreement to acquire all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc. for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We will allocate the acquisition to Genzyme General and will account for the acquisition using the purchase method of accounting. We anticipate the acquisition, which is subject to our receipt of regulatory approvals, to close in the second quarter of 2001.

    PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed a private placement of $575.0 million of 3% convertible subordinated debentures. We have allocated the debentures and the offering proceeds to Genzyme General. Net proceeds from the offering were approximately $561.7 million. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $140.60. The debentures mature on May 15, 2021 and are first callable on May 20, 2004. Holders may require us to repurchase all or part of their debentures for cash on May 15, 2006, May 15, 2011 or May 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest. We expect to utilize the proceeds from the sale of the debentures for working capital and general corporate purposes.

    INTENDED REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    On May 1, 2001, we sent a notice to the trustee under the indenture for our $250.0 million 5 1/4% convertible subordinated notes due 2005, indicating our intention to redeem any notes that remain unconverted at June 15, 2001. Each $1,000 principal amount of these notes currently is convertible into approximately 25.25 shares of Genzyme General Stock, 2.74 shares of Biosurgery Stock and 2.73 shares of Molecular Oncology Stock.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Net product sales.........................................  $ 48,624   $ 29,082
  Net service sales.........................................     5,528      5,846
  Revenue from research and development contracts...........         4         21
                                                              --------   --------
    Total revenues..........................................    54,156     34,949
                                                              --------   --------
Operating costs and expenses:
  Cost of products sold.....................................    28,638     16,039
  Cost of services sold.....................................     3,137      3,023
  Selling, general and administrative.......................    30,692     22,139
  Research and development..................................    10,719      8,842
  Amortization of intangibles...............................    11,321      1,426
                                                              --------   --------
    Total operating costs and expenses......................    84,507     51,469
                                                              --------   --------
Operating loss..............................................   (30,351)   (16,520)
                                                              --------   --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........      (536)        --
  Investment income.........................................       512      1,784
  Interest expense..........................................    (4,959)      (301)
  Other.....................................................         7         23
                                                              --------   --------
    Total other income (expenses)...........................    (4,976)     1,506
                                                              --------   --------
Division net loss...........................................  $(35,327)  $(15,014)
                                                              ========   ========
Comprehensive loss, net of tax:
  Division net loss.........................................  $(35,327)  $(15,014)
                                                              --------   --------
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments................      (701)        --
                                                              --------   --------
    Unrealized losses on securities:
      Unrealized gains arising during the period............        97      1,439
      Reclassification adjustment for (gains) losses
        included in division net loss.......................        --         --
                                                              --------   --------
    Unrealized gains on securities, net.....................        97      1,439
                                                              --------   --------
  Other comprehensive income (loss).........................      (604)     1,439
                                                              --------   --------
Comprehensive loss..........................................  $(35,931)  $(13,575)
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 21,548      $ 78,163
  Accounts receivable, net..................................      39,588        38,952
  Inventories...............................................      57,460        61,574
  Prepaid expenses and other current assets.................       9,590         9,543
                                                                --------      --------
    Total current assets....................................     128,186       188,232

Property, plant and equipment, net..........................      56,835        57,409
Intangibles, net............................................     576,970       562,635
Investment in equity securities.............................          --         1,603
Other noncurrent assets.....................................       8,140         1,721
                                                                --------      --------
    Total assets............................................    $770,131      $811,600
                                                                ========      ========
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................    $  9,794      $  6,074
  Accrued expenses..........................................      34,719        46,245
  Due to Genzyme General....................................      17,459        18,645
  Current portion of long-term debt and capital lease
    obligations.............................................      18,421        18,449
                                                                --------      --------
    Total current liabilities...............................      80,393        89,413

Long-term debt and capital lease obligations................     200,887       201,004
Convertible notes...........................................      10,000        10,000
Other noncurrent liabilities................................          77            77
                                                                --------      --------
    Total liabilities.......................................     291,357       300,494
                                                                --------      --------
Division equity.............................................     478,774       511,106
                                                                --------      --------
    Total liabilities and division equity...................    $770,131      $811,600
                                                                ========      ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(30,723)  $(15,014)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    13,469      2,559
    Deferred income tax benefit.............................    (4,604)        --
    Provision for bad debts.................................        78        107
    Equity in net loss of unconsolidated affiliates.........       536         --
    Other...................................................       (74)       827
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................      (813)      (373)
      Inventories...........................................     4,264     (5,663)
      Prepaid expenses and other current assets.............       (72)      (683)
      Accounts payable, accrued expenses and income taxes
        payable.............................................    (5,039)       587
      Due to Genzyme General................................    (1,156)      (829)
                                                              --------   --------
        Net cash used in operating activities...............   (24,134)   (18,482)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................        --    (35,450)
  Sales and maturities of investments.......................        --     47,315
  Purchase of equity securities.............................    (5,000)        --
  Purchase of property, plant and equipment.................    (1,646)    (1,072)
  Acquisition, net of acquired cash and assumed
    liabilities.............................................   (25,725)        --
  Other.....................................................        74     (1,367)
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................   (32,297)     9,426
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Biosurgery Stock,
    net.....................................................       329        773
  Net cash allocated from Genzyme General...................        --      5,855
  Payments of notes receivable from stockholders............     3,204         --
  Bank overdraft............................................      (530)       780
  Other.....................................................      (530)     3,045
                                                              --------   --------
        Net cash provided by financing activities...........     2,473     10,453
                                                              --------   --------

Effect of exchange rate changes on cash.....................    (2,657)        --
                                                              --------   --------
Increase (decrease) in cash and cash equivalents............   (56,615)     1,397
Cash and cash equivalents at beginning of period............    78,163     32,046
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 21,548   $ 33,443
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION
               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Biosurgery for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under these rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform to our 2001 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Biosurgery's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Biosurgery included in our 2000 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

    In December 2000, we acquired Biomatrix, Inc. We accounted for the acquisition as a purchase. Immediately prior to the acquisition, we combined two of our operating divisions, Genzyme Surgical Products and Genzyme Tissue Repair, to form a new division called Genzyme Biosurgery. We allocated the acquired assets and liabilities of Biomatrix to Genzyme Biosurgery. The combination of Genzyme Surgical Products and Genzyme Tissue Repair to form Genzyme Biosurgery did not result in any adjustments to the book values of the net assets of the divisions because they remained divisions of the same corporation. We present the financial statements of Genzyme Biosurgery as though the divisions had been combined for all periods presented, and include the operations of Biomatrix from the date of acquisition.

2. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $19,844        $21,271
Work-in-process......................................     26,865         25,640
Finished products....................................     10,751         14,663
                                                         -------        -------
  Total..............................................    $57,460        $61,574
                                                         =======        =======

3. ACQUISITION OF THE CLASS A LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT PARTNERS, L.P.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for an advance payment of approximately
$25.7 million in cash plus royalties for ten years on sales of certain Sepra-TM-products. We allocate our interest in GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to Genzyme Biosurgery. The

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION
         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITION OF THE CLASS A LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT PARTNERS, L.P. (CONTINUED) acquisition was accounted for as a purchase, and the purchase price was allocated to the fair value of the intangible assets acquired as follows (in thousands):

Patents (to be amortized over 8 years)......................  $ 5,909
Trademarks (to be amortized over 10 years)..................    2,755
Technology (to be amortized over 10 years)..................    8,827
Goodwill (to be amortized over 10 years)....................    8,234
                                                              -------
Total.......................................................  $25,725
                                                              =======

4. INVESTMENT IN FOCAL, INC.

    In January 2001, Focal, Inc. completed the exercise of its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share, at which time we began accounting for our investment under the equity method. We have allocated our investment in Focal to Genzyme Biosurgery. Subject to certain conditions, we are committed, at Focal's option, exercisable from June 15 to July 12, 2001, to make an additional equity investment payable in four installments on July 16, July 31, August 15 and August 31, 2001 of up to an aggregate of $5.0 million. See also Note 6., "Subsequent Event," below.

5. SEGMENT INFORMATION

    We present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS 131, Genzyme Biosurgery has three reportable segments:

    - Cardiothoracic, which includes chest drainage systems, instruments and closures used in coronary artery bypass, valve replacement, and other cardiothoracic surgeries;

    - Orthodpaedics, which includes Synvisc-Registered Trademark-viscosupplementation product and Carticel-TM- chondrocytes; and

    - Biosurgical Specialties, which includes the Sepra-TM- products, instruments for general and plastic surgery, and Epicel-Registered Trademark- skin grafts.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION
         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5. SEGMENT INFORMATION (CONTINUED)
    We have provided information concerning the operations in these reportable segments in the following table:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                         (UNAUDITED, AMOUNTS IN
                                                               THOUSANDS)
Revenues(1):
  Cardiothoracic.......................................  $18,289        $19,650
  Orthopaedics.........................................   20,417          4,532
  Biosurgical Specialties..............................   15,446         10,746
  Other(2).............................................        4             21
                                                         -------        -------
Total..................................................  $54,156        $34,949
                                                         =======        =======
Gross Profit(2):
  Cardiothoracic.......................................  $ 7,164        $ 8,387
  Orthopaedics.........................................   13,529          3,933
  Biosurgical Specialties..............................    1,684          3,546
  Other(2).............................................        4             21
                                                         -------        -------
Total..................................................  $22,381        $15,887
                                                         =======        =======

------------------------

(1) In December 2000, we acquired Biomatrix, a company that develops, manufactures, markets and sells a series of proprietary viscoelastic products based on hyaluronan technology that are used in therapeutic medical applications and skin care. We allocated the acquisition to Genzyme Biosurgery. The operations of Biomatrix are included in the results of Genzyme Biosurgery for the three months ended March 31, 2001.

(2) The Other category includes revenue from Genzyme Biosurgery's research and development contracts which we do not allocate to a particular segment of Genzyme Biosurgery.

We do not allocate assets within Genzyme Biosurgery for purposes of segment information. There has been no material change in segment assets since December 31, 2000.

6. SUBSEQUENT EVENT

    PLANNED ACQUISITION OF FOCAL, INC.

    In April 2001, we signed a definitive merger agreement to acquire Focal. We will allocate the acquisition to Genzyme Biosurgery and account for the acquisition using the purchase method of accounting. Focal develops, manufactures and sells products based on a proprietary polymer technology. We currently hold approximately 22% of the outstanding shares of Focal's common stock and will acquire the remaining 78% in an exchange of shares of Biosurgery Stock for shares of Focal common stock upon completion of the merger. Under the terms of the merger agreement, Focal shareholders will receive 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they hold, except for 10,000 shares of Focal common stock that we have agreed to purchase for cash from a Focal shareholder. Approximately 2.1 million shares of Biosurgery Stock will be used as merger consideration. We expect the acquisition, which is subject to the approval of Focal's shareholders, to close in the second or third quarter of 2001. In light of the merger, Focal agreed to modify certain terms of the existing stock purchase agreement between the companies. This agreement commits us, at Focal's option, to make future equity investments of up to $5.0 million subject to certain conditions.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Licensing revenue.........................................  $   664    $ 2,550
  Royalty revenue...........................................       45          5
  Research and development revenue..........................      703         --
                                                              -------    -------
      Total revenues........................................    1,412      2,555
                                                              -------    -------
Operating costs and expenses:
  Cost of revenue...........................................      544         56
  Selling, general and administrative.......................    1,891      1,190
  Research and development..................................    5,661      4,058
  Amortization of intangibles...............................       --      2,956
                                                              -------    -------
      Total operating costs and expenses:...................    8,096      8,260
                                                              -------    -------
Operating loss..............................................   (6,684)    (5,705)
                                                              -------    -------
Other income (expenses):
  Interest income...........................................      423         73
  Interest expense..........................................      (13)       (87)
                                                              -------    -------
      Total other income (expenses).........................      410        (14)
                                                              -------    -------
Loss before income taxes....................................   (6,274)    (5,719)
Tax benefit.................................................       --        662
                                                              -------    -------
Division net loss...........................................  $(6,274)   $(5,057)
                                                              =======    =======
Comprehensive loss, net of tax:
  Division net loss.........................................  $(6,274)   $(5,057)
  Other comprehensive loss, net of tax:
  Unrealized gains (losses) on securities arising during the
    period..................................................       --         --
                                                              -------    -------
  Comprehensive loss........................................  $(6,274)   $(5,057)
                                                              =======    =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $23,037        $22,209
  Short-term investments....................................         --          7,942
  Accounts receivable, net..................................        411            231
  Prepaid expenses and other current assets.................         22            126
                                                                -------        -------
    Total current assets....................................     23,470         30,508

Equipment, net..............................................        213            244
                                                                -------        -------
    Total assets............................................    $23,683        $30,752
                                                                =======        =======
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accrued expenses..........................................    $   921        $ 1,540
  Due to Genzyme General....................................      5,296          4,660
  Deferred revenue--current portion.........................      1,634          2,208
                                                                -------        -------
      Total current liabilities.............................      7,851          8,408

Deferred revenue--long term portion.........................      2,410          2,818
                                                                -------        -------
      Total liabilities.....................................     10,261         11,226

Division equity.............................................     13,422         19,526
                                                                -------        -------
      Total liabilities and division equity.................    $23,683        $30,752
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

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(6,274)   $(5,057)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       31      2,995
    Deferred income tax benefit.............................       --       (662)
    Other...................................................      152         --
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................     (180)        --
      Prepaid expenses and other current assets.............      103       (235)
      Accrued expenses, deferred revenue and other..........   (1,600)     1,021
      Due to Genzyme General................................      636     (1,334)
                                                              -------    -------
        Net cash used in operating activities...............   (7,132)    (3,272)
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and maturities of investments.......................    7,792         --
                                                              -------    -------
        Net cash provided by investing activities...........    7,792         --
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Molecular Oncology
    Stock...................................................      168      1,228
  Other.....................................................       --         (1)
                                                              -------    -------
        Net cash provided by financing activities...........      168      1,227
                                                              -------    -------
Increase (decrease) in cash and cash equivalents............      828     (2,045)
Cash and cash equivalents at beginning of period............   22,209      3,587
                                                              -------    -------
Cash and cash equivalents at end of period..................  $23,037    $ 1,542
                                                              =======    =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the balance sheets, results of operations and cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Exhibit 99.1 to our 2000
Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform to the 2001 presentation.

    These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 2000 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements. These forward-looking statements represent the expectations of our management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in
Exhibit 99.2 to our 2000 Form 10-K. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

    We are a biotechnology company that develops innovative products and services for significant unmet medical needs. We have three operating divisions:

    - Genzyme General, which develops and markets:

     - therapeutic products, with an expanding focus on products to treat patients suffering from lysosomal storage disorders and other specialty therapeutics;

     - diagnostic products, with a focus on IN VITRO diagnostics; and

     - other products and services, such as genetic testing services and lipid and peptide products for drug delivery.

    - Genzyme Biosurgery, which develops, manufactures and sells instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

    - Genzyme Molecular Oncology, which is utilizing its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors and to generate partnering revenue developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

    We currently have three designated series of common stock--Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock" and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing the dividends and distributions. Under these provisions, our charter:

    - factors the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock; and

    - requires us to exchange, redeem or distribute a dividend to the holders of Biosurgery Stock or Molecular Oncology Stock if all or substantially all of the assets allocated to those corresponding divisions are sold to a third party (a dividend or redemption payment must equal in value the net after-tax proceeds from the sale; an exchange must be for Genzyme General Stock at a 10% premium to the average market price of the exchanged stock following the announcement of the sale).

    To determine earnings per share, we allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from that division in accordance with our management and accounting policies. Our charter also requires that all of our income and expenses be allocated among our divisions in a reasonable and consistent manner. However, subject to its fiduciary duties, our board of directors can, at its discretion, change the methods of allocating earnings to each series of common stock. We intend to allocate earnings using our current methods for the forseeable future. Our board of directors has also adopted accounting policies relating to the management of our operating divisions. These policies are set forth in Exhibit 99.1 to our 2000 Form 10-K.

    Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, we include financial statements and management's discussion and analysis for the corporation as well as for each of our divisions to aid investors in evaluating our performance and the performance of each of our divisions.

    While each tracking stock is designed to reflect a division's performance, it is common stock of Genzyme Corporation and not of a division; each division is not a company or a legal entity, and therefore does not and cannot issue stock. Consequently, holders of a series of tracking stock have no specific rights to assets allocated to the corresponding division. Genzyme Corporation continues to hold title to all of the assets allocated to each division and is responsible for all of its liabilities, regardless of what we deem for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders, are therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stock holders in the combined assets of Genzyme.

    We provide separate financial statements for each of our divisions as well as consolidated statements that include the consolidated results of each of our divisions and our corporate operations taken as a whole. You should read this discussion of and analysis of our financial position and results of operations in conjunction with those unaudited, consolidated financial statements and related notes, which are included in this report.

A. RESULTS OF OPERATIONS

                              GENZYME CORPORATION

    The components of Genzyme's consolidated statements of operations are described in the following table:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Total revenues........................................  $278,261    $208,130          34%
                                                        --------    --------
Cost of products and services sold....................    89,953      60,110          50%
Selling, general and administrative...................    91,114      61,551          48%
Research and development (including research and
  development related to contracts)...................    57,110      55,699           3%
Amortization of intangibles...........................    28,991       6,098         375%
                                                        --------    --------
Total operating costs and expenses....................   267,168     183,458          46%
                                                        --------    --------
Operating income......................................    11,093      24,672        (55)%
Other income (expenses), net..........................   (12,673)     19,000       (167)%
                                                        --------    --------
Income (loss) before income taxes.....................    (1,580)     43,672       (104)%
Benefit from (provision for) income taxes.............       670     (11,854)        106%
                                                        --------    --------
Net income (loss) before cumulative effect of change
  in accounting principle.............................      (910)     31,818       (103)%
Cumulative effect of change in accounting principle,
  net of tax..........................................     4,167          --          N/A
                                                        --------    --------
Net income............................................  $  3,257    $ 31,818        (90)%
                                                        ========    ========

REVENUES

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Product revenue.......................................  $250,830    $184,421        36%
Service revenue.......................................    23,760      20,966        13%
                                                        --------    --------
    Total product and service revenue.................   274,590     205,387        34%
Research and development revenue......................     3,671       2,743        34%
                                                        --------    --------
    Total revenues....................................  $278,261    $208,130        34%
                                                        ========    ========

PRODUCT REVENUE:

    We derive product revenue from sales by Genzyme General of therapeutic and diagnostic products and other products, including Cerezyme-Registered Trademark- and Ceredase-Registered Trademark- enzymes and Renagel-Registered Trademark-phosphate binder, and sales by Genzyme Biosurgery of cardiothoracic, orthopaedics and biosurgical specialties products, including Synvisc-Registered Trademark- viscosupplementation product, Seprafilm-TM- bioresorbable membrane and Focal Seal-Registered Trademark--L surgical sealant.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Genzyme General:
  Therapeutics:
    Cerezyme-Registered Trademark- enzyme and
      Ceredase-Registered Trademark- enzyme...........  $139,631    $128,605            9%
    Renagel-Registered Trademark- phosphate binder....    28,595          --           N/A
    Thyrogen-Registered Trademark- hormone............     4,180       3,361           24%
    Other therapeutic products........................     2,496       1,852           35%
                                                        --------    --------
      Total Therapeutics..............................   174,902     133,818           31%
Diagnostic products...................................    16,424      15,238            8%
Other.................................................    10,880       6,283           73%
                                                        --------    --------
      Total product revenue--Genzyme General..........   202,206     155,339           30%
                                                        --------    --------
Genzyme Biosurgery:
  Cardiothoracic......................................    18,289      19,650          (7)%
  Orthopaedics........................................    16,068          --           N/A
  Biosurgical specialties.............................    14,267       9,432           51%
                                                        --------    --------
      Total product revenue--Genzyme Biosurgery.......    48,624      29,082           67%
                                                        --------    --------
Total product revenues................................  $250,830    $184,421           36%
                                                        ========    ========

    The increase in sales of Cerezyme-Registered Trademark- enzyme was attributable to our continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure that has continued to increase international sales. Additionally, we continue to make available Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients who receive therapy from us to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Our results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. We are aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future. Cerezyme-Registered Trademark- enzyme has orphan drug status, providing us with exclusive marketing rights for Cerezyme-Registered Trademark- enzyme in the United States until May 2001. We also have patents protecting our method of manufacturing
Cerezyme-Registered Trademark- enzyme until 2010 and the composition of Cerezyme-Registered Trademark- enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject Cerezyme-Registered Trademark- enzyme to increased competition which may decrease the amount of revenue we receive from this product or the growth of that revenue.

    The following table provides information regarding the change in sales of our Gaucher disease therapies as a percentage of total product revenue during the periods presented:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Sales of Cerezyme-Registered Trademark- enzyme and
  Ceredase-Registered Trademark- enzyme...............  $139,631    $128,605            9%
% of total product revenue............................       56%         70%

    Although sales of Genzyme General's Gaucher disease therapies continue to increase, the decline as a percentage of total product revenue is a trend we expect will continue in 2001. We expect that growth in the sales of Renagel-Registered Trademark- phosphate binder will continue to increase, driven primarily by the accelerating adoption of the product by nephrologists, as evidenced during the past two quarters by significant increases in both renewal prescriptions and new prescriptions. Revenue from sales of Renagel-Registered Trademark- phosphate binder represented approximately 11% of our total product revenue for the three months ended March 31, 2001 and included sales of Renagel-Registered Trademark- capsules and sales of the new tablet formation. We launched the tablet formulation in the United States during the third quarter of 2000. Renagel-Registered Trademark- phosphate binder is used to reduce serum phosphorus levels in patients with end-stage renal disease. We began recording revenues from Renagel-Registered Trademark- phosphate binder during the second quarter of 2000 under an amended distribution arrangement with GelTex, which we acquired in December 2000. Prior to this amendment, revenues from Renagel-Registered Trademark- phosphate binder were recorded by RenaGel LLC, our joint venture with GelTex, and were $8.0 million for the three months ended March 31, 2000.

    Therapeutics revenue for each period also includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer. Revenues for Thyrogen-Registered Trademark- hormone increased for the three months ended March 31, 2001 as compared to the same period a year ago, due primarily to increased market penetration.

    Diagnostic product revenues increased for the three months ended March 31, 2001 as compared to the same period in 2000, due primarily to increased sales of HDL and LDL cholesterol testing products. Diagnostic's product revenue includes royalties on product sales by Techne Corporation's biotechnology group.

    The decrease in cardiothoracic revenue in the three months ended March 31, 2001, when compared to the same period of 2000, was due to the competitive pricing pressures in the chest drainage market. This decrease was offset, in part, by the continued growth in the minimally invasive cardiac surgery products and the sales revenue from Focal Seal-Registered Trademark--L surgical sealant, which was added to the cardiothoracic product category in the third quarter of 2000 pursuant to a distribution and marketing agreement with Focal that provides us with exclusive distribution rights for this product in North America.

    Orthopaedics product revenue increased for the three months ended March 31, 2001, when compared to the same period of 2000, primarily due to the sales of Synvisc-Registered Trademark- viscosupplementation product, which was added to the orthopaedics product category in December 2000 through our acquisition of Biomatrix.

    Biosurgical specialties product revenue increased in the three months ended March 31, 2001 when compared to the same period of 2000 due to the increase in sales of Seprafilm-TM- bioresorbable membrane and Sepramesh-TM- biosurgical composite. An increase in sales to original equipment manufacturers, and sales generated from Hylaform-Registered Trademark- and other skin care products also contributed to the overall increase in biosurgical specialties product revenue.

SERVICE REVENUE:

    We derive service revenue primarily from three principal sources:

    - genetic testing services performed by Genzyme General;

    - Genzyme Biosurgery's Carticel-Registered Trademark- chondrocytes for the treatment of cartilage damage; and

    - Genzyme Biosurgery's Epicel-Registered Trademark- skin grafts for the treatment of severe burns.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,          INCREASE/
                                                          ---------------------   (DECREASE)
                                                            2001        2000       % CHANGE
                                                          ---------   ---------   -----------
                                                           (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                EXCEPT PERCENTAGE DATA)
Genzyme General.........................................   $18,232     $15,120           21%
Genzyme Biosurgery......................................     5,528       5,846          (5)%
                                                           -------     -------
      Total service revenues............................   $23,760     $20,966           13%
                                                           =======     =======

    Our service revenue increased during the three months ended March 31, 2001 primarily due to growth in sales of our DNA and cancer testing services.

RESEARCH AND DEVELOPMENT REVENUE:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,        INCREASE/
                                                            -------------------   (DECREASE)
                                                              2001       2000      % CHANGE
                                                            --------   --------   ----------
                                                                 (UNAUDITED, AMOUNTS IN
                                                              THOUSANDS, EXCEPT PERCENTAGE
                                                                         DATA)
Genzyme General...........................................   $2,255     $  167        1250%
Genzyme Biosurgery........................................        4         21        (81)%
Genzyme Molecular Oncology................................    1,412      2,555        (45)%
                                                             ------     ------
      Total research and development revenues.............   $3,671     $2,743          34%
                                                             ======     ======

    The increase in Genzyme General's research and development revenue in the three months ended March 31, 2001 is primarily attributable to $1.9 million of revenue recognized by GelTex, which we acquired in December 2000, in connection with its collaboration agreements for the development of a second-generation lipid-altering product. Genzyme Biosurgery's research and development revenue decreased as a result of a non-recurring license fee it received in the first quarter of 2000. Genzyme Molecular Oncology's research and development revenue for the first three months of 2001 is attributable to funded research and revenue recognized from a technology access fee under the cancer antigen discovery agreement it entered with Purdue Pharma, L.P. in the fourth quarter of 2000, and payments received under cancer diagnostic license agreements. Genzyme Molecular Oncology's research and development revenue in the same period of 2000 was attributable to a $2.0 million development milestone payment received under a license agreement with Schering-Plough Ltd.

INTERNATIONAL PRODUCT AND SERVICE REVENUE:

    A substantial portion of our revenue was generated outside of the United States, as described in the following table. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme, which increased 18% to $96.0 million in the three months ended March 31, 2001 from $81.0 million in the same period last year due to our continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure that has continued to increase international sales. The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,          INCREASE/
                                                              ---------------------   (DECREASE)
                                                                2001        2000       % CHANGE
                                                              ---------   ---------   -----------
                                                               (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                    EXCEPT PERCENTAGE DATA)
International product and service revenue...................  $108,903     $ 86,777         25%
% of total product and service revenue......................       40%          42%

MARGINS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Product margin:
  Genzyme General.....................................  $154,312    $123,119           25%
  % of total product revenue..........................       61%         67%

  Genzyme Biosurgery..................................  $ 19,986    $ 13,043           53%
  % of total product revenue..........................        8%          7%

  Total product margin................................  $174,298    $136,162           28%
  % of total product revenue..........................       69%         74%

Service margin:
  Genzyme General.....................................  $  7,948    $  6,292           26%
  % of total service revenue..........................       33%         30%

  Genzyme Biosurgery..................................  $  2,391    $  2,823         (15)%
  % of total service revenue..........................       10%         13%

  Total service margin................................  $ 10,339    $  9,115           13%
  % of total service revenue..........................       44%         43%

Total gross margin:
  Genzyme General total gross margin..................  $162,260    $129,411           25%
  % of total product and service revenue..............       59%         63%

  Genzyme Biosurgery..................................  $ 22,377    $ 15,866           41%
  % of total product and service revenues.............        8%          8%

  Total gross margin..................................  $184,637    $145,277           27%
  % of total product and service revenue..............       67%         71%

    We provide a broad range of healthcare products and services. As a result, our gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark-enzyme, result in higher margins than sales of surgical or diagnostic products.

PRODUCT MARGINS

    Product margins for products allocated to Genzyme General continued to increase for the three months ended March 31, 2001 as compared to the same period a year ago primarily as a result of increased sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark-phosphate binder during the first quarter of 2001.

This was offset in part by a charge of $3.4 million to cost of products sold to amortize a portion of the write-up of the inventory obtained in connection with our acquisition of GelTex. The decrease in Genzyme General's product margin as a percentage of product revenue for the period ended March 31, 2001 as compared to the same period a year ago is primarily attributable to the addition of Renagel-Registered Trademark- phosphate binder, a lower margin product.

    Product margins for products allocated to Genzyme Biosurgery increased during the period due to increased sales of higher margin products such as Synvisc-Registered Trademark- viscosupplementation products and devices for minimally invasive cardiac surgery. Genzyme Biosurgery's product margins for the three months ended March 31, 2001 include a charge of $6.0 million to cost of products sold to amortize a portion of the write-up of the inventory obtained in connection with our acquisition of Biomatrix in December 2000. Without the effect of this charge, Genzyme Biosurgery's product margin for the three months ended March 31, 2001 would have increased 99% to $26.0 million.

    SERVICE MARGINS

    Service margins for services allocated to Genzyme General for the three months ended March 31, 2001, as compared to the same period a year ago, continued to increase primarily as a result of increased sales of our DNA and cancer testing services. Service margin as a percentage of service revenue increased slightly as increased service revenues of 21% were offset by a 16% increase in the cost of services sold for the three months ended March 31, 2001 as compared to the same period a year ago.

    Service margins for services allocated to Genzyme Biosurgery decreased for the three months ended March 31, 2001 as a result of a decrease in Carticel-Registered Trademark- chondrocytes and Epicel-Registered Trademark-skin grafts service revenue and an increase in the fixed costs associated with these services.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme, Renagel-Registered Trademark-phosphate binder, Thyrogen-Registered Trademark- hormone and Fabrazyme-TM-enzyme; and

    - the addition of expenses from GelTex and Biomatrix, both of which we acquired in December 2000.

    Research and development expenses for the three months ended March 31, 2000 included a one-time charge of $19.5 million representing initial amounts payable to Synpac (North Carolina), Inc. under a license granted to us by Synpac to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease. Excluding this charge, research and development expenses increased 58% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, as a result of:

    - increased spending on Genzyme General's program to develop Fabrazyme-TM-enzyme for the treatment of Fabry disease;

    - the addition of spending on Synvisc-Registered Trademark-viscosupplementation product as a result of our acquisition of Biomatrix;

    - the addition of spending on the C. DIFFICILE colitis, DENSPM, iron chelation, oral mucositis, anti-obesity, and GT102-279 programs as a result of the acquisition of GelTex; and

    - increased spending on other internal programs.

    In connection with our acquisition of GelTex on December 14, 2000, we converted options to purchase GelTex common stock into options to purchase Genzyme General Stock. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), at the date of acquisition the intrinsic value for the unvested portion of these options of $10.2 million was allocated to deferred compensation, a component of stockholders' equity. This value is being amortized to operating expense over the remaining vesting period of one year from the date of acquisition. The expense is being allocated to the appropriate expense categories of our statement of operations based on the functional responsibility of each employee or option holder. For the three months ended March 31, 2001, we recorded $2.6 million of compensation expense related to these options, of which $2.2 million was charged to research and development expense and $0.4 million was charged to selling, general and administrative expense. At March 31, 2001, $7.4 million remained in deferred compensation, all of which will be fully amortized by December 14, 2001.

OTHER INCOME AND EXPENSES

                                                        THREE MONTHS ENDED
                                                             MARCH 31,          INCREASE/
                                                       ---------------------   (DECREASE)
                                                         2001        2000       % CHANGE
                                                       ---------   ---------   -----------
                                                        (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                             EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated affiliates......  $ (9,015)    $(8,133)          11%
Gain on affiliate sale of stock......................        --      20,270        (100)%
Minority interest in net loss of subsidiary..........     1,274         856           49%
Other................................................    (3,710)          2    (185,600)%
Investment income....................................    10,147       9,944            2%
Interest expense.....................................   (11,370)     (3,939)         189%
                                                       --------     -------
Total other income (expense), net....................  $(12,674)    $19,000        (167)%
                                                       ========     =======

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

JOINT VENTURE           PARTNER         EFFECTIVE DATE       PRODUCT/INDICATION            GENZYME DIVISION
-------------     -------------------   --------------   ---------------------------  ---------------------------
RenaGel LLC       GelTex (1)            June 1997        Renagel-Registered Trademark- Genzyme General
                                                         phosphate binder for the
                                                         reduction of serum
                                                         phosphorus in patients with
                                                         end-stage renal disease
BioMarin/Genzyme  BioMarin              September 1998   Aldurazyme-TM- enzyme for    Genzyme General
LLC               Pharmaceutical Inc.                    the treatment of
                                                         mucopolysaccharidosis-I
Pharming/Genzyme  Pharming Group,       October 1998     Human alpha-glucosidase for  Genzyme General
LLC               N.V.                                   the treatment of Pompe
                                                         disease (transgenic
                                                         product)
Genzyme/Pharming  Pharming Group,       June 2000        Human alpha-glucosidase for  Genzyme General
Alliance LLC      N.V.                                   the treatment of Pompe
                                                         disease (produced using CHO
                                                         cells)
Diacrin/Genzyme   Diacrin, Inc.         October 1996     Products using porcine       Genzyme Biosurgery (until
LLC                                                      fetal cells for the          May 1999); Genzyme General
                                                         treatment of Parkinson's     (after May 1999)
                                                         and Huntington's diseases

------------------------------

(1) We acquired GelTex in December 2000.

    We currently own approximately 26% of the common stock of Genzyme Transgenics and also record in equity in net loss of unconsolidated affiliates our portion of its results.

    Our equity in net loss of unconsolidated affiliates increased slightly for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 as a result of:

    - increased losses from our joint venture with BioMarin;

    - increased losses from our joint ventures with Pharming; and

    - increased losses from Genzyme Transgenics.

These increases were offset in part by decreased losses from our joint venture with Diacrin.

GAIN ON AFFILIATE SALE OF STOCK

    During the quarter ended March 31, 2000, in accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million due to the issuance by Genzyme Transgenics, an unconsolidated affiliate, of additional shares of its common stock. There were no similar gains recognized during the quarter ended March 31, 2001.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

    ATIII LLC is our joint venture with Genzyme Transgenics for the development and commercialization of transgenic recombinant human antithrombin III. We allocate our interest in ATIII LLC to Genzyme General. Due to our combined direct and indirect interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest increased in the three months ended March 31, 2001 due to a change in the funding agreement for the joint venture in March 2001, retroactive to January 1, 2001, which increased Genzyme Transgenics portion of the losses incurred by ATIII LLC to 50% as compared to 30% for the same period a year ago.

INVESTMENT INCOME

    Our investment income increased for the three months ended March 31, 2001 due primarily to higher average invested cash balances as compared to the three months ended March 31, 2000.

INTEREST EXPENSE

    Our interest expense increased for the three months ended March 31, 2001 as compared to the same period a year ago as a result of an additional
$350.0 million of debt drawn under our revolving credit facility in December 2000, which was used to finance of a portion of the cash consideration for our acquisitions of GelTex and Biomatrix.

TAX PROVISION

                                                       THREE MONTHS
                                                           ENDED
                                                         MARCH 31,        INCREASE/
                                                    -------------------   (DECREASE)
                                                      2001       2000      % CHANGE
                                                    --------   --------   ----------
                                                         (UNAUDITED, AMOUNTS IN
                                                               THOUSANDS,
                                                        EXCEPT PERCENTAGE DATA)
Benefit from (provision for) income taxes.........    $670     $(11,854)     (106)%
Effective tax rate................................     42%          27%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    The increase in our effective tax rate for the period ending March 31, 2001, as compared to the same period a year ago, was primarily attributable to an increase in non-deductible amortization of intangible consisting largely of goodwill resulting from our acquisitions of GelTex and Biomatrix in December 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value will be reflected in income, unless the derivative is part of a qualified hedging relationship.

    In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations to record the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and our foreign currency forward contracts were not significant. For the three months ended March 31, 2001, we recorded a charge of $3.6 million in other expense to reflect the change in the value of certain common stock warrants from

January 1, 2001 to March 31, 2001. We also recorded a charge of $0.5 million in other comprehensive income to reflect the change in the value of our interest rate swaps the period, net of tax.

    In the normal course of business, we manage risks associated with foreign exchange rates, interest rates and equity prices through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

    The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme General's financial statements.

    The components of Genzyme General's combined statements of operations are described in the following table:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Total revenues........................................  $222,693    $170,626          31%
                                                        --------    --------

Cost of products and services sold....................    58,178      41,048          42%
Selling, general and administrative...................    58,531      38,222          53%
Research and development (including research and
  development related to contracts)...................    40,186      42,743         (6)%
Amortization of intangibles...........................    17,670       1,968         798%
                                                        --------    --------

    Total operating costs and expenses................   174,565     123,981          41%
                                                        --------    --------
Operating income......................................    48,128      46,645           3%
Other income (expenses), net..........................    (8,107)     17,508       (146)%
                                                        --------    --------

Income before income taxes............................    40,021      64,153        (38)%
Provision for income taxes............................   (14,876)    (18,844)       (21)%
                                                        --------    --------

Division net income before cumulative effect of change
  in accounting principle.............................    25,145      45,309        (45)%
Cumulative effect of change in accounting principle,
  net of tax..........................................     4,167          --          N/A
                                                        --------    --------

Division net income...................................  $ 29,312    $ 45,309        (35)%
                                                        ========    ========

REVENUES

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Product revenue.......................................  $202,206    $155,339          30%
Service revenue.......................................    18,232      15,120          21%
                                                        --------    --------
    Total product and service revenue.................   220,438     170,459          29%
Research and development revenue......................     2,255         167       1,250%
                                                        --------    --------

Total revenues........................................  $222,693    $170,626          31%
                                                        ========    ========

    The following table sets forth Genzyme General's product and service revenue on a segment basis:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Product Revenue:
  Therapeutics:
    Cerezyme-Registered Trademark- enzyme and
      Ceredase-Registered Trademark- enzyme...........  $139,631    $128,605            9%
    Renagel-Registered Trademark- phosphate binder....    28,595          --           N/A
    Thyrogen-Registered Trademark- hormone............     4,180       3,361           24%
    Other therapeutic products........................     2,496       1,852           35%
                                                        --------    --------
      Total Therapeutics..............................   174,902     133,818           31%

Diagnostic products...................................    16,424      15,238            8%
  Other...............................................    10,880       6,283           73%
                                                        --------    --------
    Total product revenue.............................   202,206     155,339           30%

Service Revenue:
  Other...............................................    18,232      15,120           21%
                                                        --------    --------
Total product and service revenues....................  $220,438    $170,459           29%
                                                        ========    ========

THERAPEUTICS

    Genzyme General's continued increase in product revenue primarily was due to increased sales of Cerezyme-Registered Trademark- enzyme, which was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure that has continued to increase international sales. Additionally, Genzyme General continues to market Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, although it has successfully converted virtually all Gaucher disease patients that we treat to a treatment regimen using
Cerezyme-Registered Trademark- enzyme.

    Genzyme General's results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Genzyme General is aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future. Cerezyme-Registered Trademark- enzyme has orphan drug status, providing us with exclusive marketing rights for Cerezyme-Registered Trademark- enzyme in the United States until May 2001. We also have patents protecting our method of manufacturing Cerezyme-Registered Trademark-enzyme until 2010 and the composition of Cerezyme-Registered Trademark- enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject
Cerezyme-Registered Trademark- enzyme to increased competition which may decrease the amount of revenue Genzyme General receives from this product or the growth of that revenue. The following table provides information regarding the change in sales of Genzyme General's Gaucher disease therapies as a percentage of its total product revenue during the periods presented:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Sales of Cerezyme-Registered Trademark- enzyme and
  Ceredase-Registered Trademark- enzyme...............  $139,631    $128,605           9%
% of total product revenue............................       69%         83%

    Although sales of Genzyme General's Gaucher disease therapies continue to increase, the decline as a percentage of total product revenue is a trend we expect will continue in 2001. We expect that growth in the sales of Renagel-Registered Trademark- phosphate binder will continue to increase, driven primarily by the accelerating adoption of the product by nephrologists, as evidenced during the past two quarters by significant increases in both renewal prescriptions and new prescriptions. Revenue from sales of Renagel-Registered Trademark- phosphate binder represented approximately 14% of Genzyme General's total product revenue for the three months ended March 31, 2001. Renagel-Registered Trademark- phosphate binder is used to reduce serum phosphorus levels in patients with end-stage renal disease. We began recording revenues from Renagel-Registered Trademark- phosphate binder during the second quarter of 2000 under an amended distribution agreement with GelTex, which we acquired in December 2000. Prior to this amendment, revenues from Renagel-Registered Trademark- phosphate binder were recorded by RenaGel LLC, our joint venture with GelTex, and were $8.0 million for the three months ended March 31, 2000. Revenues from sales of Renagel-Registered Trademark- phosphate binder include sales of Renagel-Registered Trademark- capsules and sales of the new tablet formulation. We launched the tablet formulation in the United States during the third quarter of 2000.

    Therapeutics revenue for each period also includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well differentiated thyroid cancer. Revenues for Thyrogen-Registered Trademark- hormone increased for the three months ended March 31, 2001 as compared to the same period a year ago, due primarily to increased market penetration.

DIAGNOSTIC PRODUCTS

    Diagnostic product revenues increased for the three months ended March 31, 2001 as compared to the same period in 2000, due primarily to increased sales of HDL and LDL cholesterol testing products. Diagnostics' product revenue includes royalties on product sales by Techne Corporation's biotechnology group.

OTHER

    The increase in other revenue for the three months ended March 31, 2001 as compared to the same period in 2000, was primarily attributable to:

    - the addition of sales of Fabrazyme-TM- enzyme in France under an Authorisation Temporaire d'utilisation from the French Medicines Agency;

    - increased sales of lipids and peptides for drug delivery; and

    - increased sales of genetic testing services.

RESEARCH AND DEVELOPMENT REVENUE

    The increase in Genzyme General's research and development revenue is primarily attributable to revenue recognized by GelTex, which we acquired in December 2000, in connection with its collaboration agreement for the development of a second-generation lipid-altering product.

INTERNATIONAL PRODUCT AND SERVICE REVENUE

    A substantial portion of Genzyme General's revenue was generated outside of the United States, as described in the table below. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme, which increased 18% to $96.0 million in the three months ended March 31, 2001 from $81.0 million in the same period last year primarily due to the continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure that has continued to increase international sales. The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
International product and service revenue.............   $ 97,118    $ 77,772         25%
% of total product and service revenue................        44%         46%

MARGINS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Product margin........................................  $154,312    $123,119        25%
% of product revenue..................................       76%         79%

Service margin........................................  $  7,948    $  6,292        26%
% of service revenue..................................       44%         42%

Total gross margin....................................  $162,260    $129,411        25%
% of total product and service revenue................       74%         76%

    Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark- enzyme, result in higher margins than diagnostic products.

PRODUCT MARGIN

    Product margin for the three months ended March 31, 2001, as compared to the same period a year ago, continued to increase primarily as a result of increased sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark-phosphate binder during the first quarter of 2001, offset in part by a charge of $3.4 million to cost of products sold to amortize a portion of the write up of the inventory obtained in connection with our acquisition of GelTex in December 2000. The decrease in product margin as a percentage of product revenue for the period ended March 31, 2001, as compared to the same period a year ago, was primarily attributable to the addition of Renagel-Registered Trademark-phosphate binder, a lower margin product. These lower margins attributable to Renagel-Registered Trademark- phosphate binder were offset by increased efficiency and process improvements in manufacturing Cerezyme-Registered Trademark- enzyme.

SERVICE MARGIN

    Service margin for the three months ended March 31, 2001, as compared to the same period a year ago, continued to increase primarily as a result of increased sales of our DNA and cancer testing services. Service margin as a percentage of service revenue increased slightly as a service revenue increase of 21% was offset by a 16% increase in the cost of services sold for the three months ended March 31, 2001 as compared to the same period a year ago.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme, Renagel-Registered Trademark-phosphate binder, Thyrogen-Registered Trademark- hormone and Fabrazyme-TM-enzyme; and

    - the addition of expenses from GelTex, which was acquired in December 2000.

    Research and development expenses for the three months ended March 31, 2001 included a one time charge of $19.5 million representing initial amounts payable to Synpac (North Carolina), Inc. under a license granted to us by Synpac to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease. Excluding this charge, research and development expenses increased 73% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 as a result of:

    - the addition of spending on the C. DIFFICILE colitis, DENSPM, iron chelation, oral mucositis, anti-obesity, and GT102-279 programs as a result of our acquisition of GelTex; and

    - increased spending on Genzyme General's program to develop Fabrazyme-TM-enzyme for the treatment of Fabry disease and on other internal programs.

    In connection with our acquisition of GelTex on December 14, 2000, we converted options to purchase GelTex common stock into options to purchase Genzyme General Stock. In accordance with FIN 44, at the date of acquisition the intrinsic value for the unvested portion of these options of $10.2 million was allocated to deferred compensation, a component of stockholders' equity. This value is being amortized to operating expense over the remaining vesting period of one year from the date of acquisition. The expense is being allocated to the appropriate expense categories of Genzyme General's statement of operations based on the functional responsibility of each employee or option holder. For the three months ended March 31, 2001, Genzyme General recorded $2.6 million of compensation expense related to these options, of which $2.2 million was charged to research and development expense and $0.4 million was charged to selling, general and administrative expense. At March 31, 2001, $7.4 million remained in deferred compensation, a component of division equity, all of which will be fully amortized by December 14, 2001.

OTHER INCOME AND EXPENSES

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated affiliates.......   $(8,479)   $ (8,133)           4%
Gain on affiliate sale of stock.......................        --      20,270        (100)%
Minority interest in net loss of subsidiary...........     1,274         856           49%
Other.................................................    (3,717)        (21)      17,600%
Investment income.....................................     9,213       8,087           14%
Interest expense......................................    (6,398)     (3,551)          80%
                                                         -------    --------
Total other income (expense), net.....................   $(8,107)   $ 17,508        (146)%
                                                         =======    ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Pharming and Diacrin. Genzyme General also records a portion of the results of Genzyme Transgenics in equity in net loss of unconsolidated affiliates.

    Genzyme General's equity in net loss of unconsolidated affiliates increased slightly for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 as a result of:

    - increased losses from our joint venture with BioMarin;

    - increased losses from our joint ventures with Pharming; and

    - increased losses from Genzyme Transgenics.

These increases were offset in part by decreased losses from our joint venture with Diacrin.

GAIN ON AFFILIATE SALE OF STOCK

    During the period ended March 31, 2000, Genzyme General recognized a gain of $20.3 million due to the issuance by Genzyme Transgenics of additional shares of its common stock. There were no similar transactions during the period ended March 31, 2001.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

    Due to our combined direct and indirect interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest increased due to a change in the funding agreement for the joint venture in March 2001, retroactive to January 1, 2001, which increased Genzyme Transgenics' portion of the losses incurred by ATIII LLC to 50% for the three months ended March 31, 2001 as compared to 30% for the same period a year ago.

INVESTMENT INCOME

    Genzyme General's investment income increased for the three months ended March 31, 2001 due primarily to higher average cash balances as compared to the three months ended March 31, 2000.

INTEREST EXPENSE

    Genzyme General's interest expense increased for the three months ended March 31, 2001, as compared to the same period a year ago, as a result of $150.0 million of debt drawn on our revolving credit facility in December 2000 as part of the financing for the GelTex acquisition.

TAX PROVISION

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Provision for income taxes............................  $(14,876)   $(18,844)       (21)%
Effective tax rate....................................       37%         29%

    Genzyme General's tax rates vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

The increase in Genzyme General's effective tax rate for the period ending March 31, 2001 as compared to the same period a year ago was primarily attributable to an increase in nondeductible amortization of intangibles, consisting largely of goodwill resulting from our December 2000 acquisition of GelTex.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value will be reflected in income, unless the derivative is part of a qualified hedging relationship.

    In accordance with the transition provisions of SFAS 133, Genzyme General recorded a transition adjustment of $4.2 million in its unaudited, combined statement of operations to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and our foreign currency contracts were not significant. For the three months ended March 31, 2001, Genzyme General recorded a charge of $3.6 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to March 31, 2001. Genzyme General also recorded a charge of $0.5 million in division equity to reflect the change in value of its interest rate swaps during the period, net of tax.

    In the normal course of business, we manage risks associated with foreign exchange rates, interest rates and equity prices through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

    In December 2000, we acquired Biomatrix, Inc. We accounted for the acquisition as a purchase. Immediately prior to the acquisition, we combined two of our operating divisions, Genzyme Surgical Products and Genzyme Tissue Repair, to form a new division called Genzyme Biosurgery. We allocated the acquired assets and liabilities of Biomatrix to Genzyme Biosurgery. The combination of Genzyme Surgical Products and Genzyme Tissue Repair to form Genzyme Biosurgery did not result in any adjustments to the book values of the net assets of the divisions because they remained divisions of the same corporation. We present the financial statements of Genzyme Biosurgery as though the divisions had been combined for all periods presented, and include the operations of Biomatrix from the date of acquisition.

    The components of Genzyme Biosurgery's combined statements of operations are described in the following table:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Total revenues........................................  $ 54,156    $ 34,949          55%
                                                        --------    --------
Cost of products and services sold....................    31,775      19,062          67%
Selling, general and administrative...................    30,692      22,139          39%
Research and development..............................    10,719       8,842          21%
Amortization of intangibles...........................    11,321       1,426         694%
                                                        --------    --------
    Total operating costs and expenses................    84,507      51,469          64%
                                                        --------    --------
Operating loss........................................   (30,351)    (16,520)         84%
Other income (expense), net...........................    (4,976)      1,506       (430)%
                                                        --------    --------
Division net loss.....................................  $(35,327)   $(15,014)        135%
                                                        ========    ========

REVENUES

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Cardiothoracic........................................   $18,289     $19,650         (7)%
Orthopaedics..........................................    20,417       4,532       351%
Biosurgical specialties...............................    15,446      10,746        44%
                                                         -------     -------
    Total product and service revenue.................    54,152      34,928        55%
Research and development revenue......................         4          21        (81)%
                                                         -------     -------
    Total revenues....................................   $54,156     $34,949        55%
                                                         =======     =======

    The decrease in cardiothoracic revenue in the three months ended March 31, 2001, when compared to the same period of 2000, was due to decreased sales of chest drainage systems resulting from competitive pricing pressures in that market. This decrease was offset, in part, by the continued growth in sales of minimally invasive cardiac surgery products and sales revenue from FocalSeal-Registered Trademark--L surgical sealant, which was added to the cardiovascular product category in the third quarter of 2000 pursuant to a distribution and marketing agreement with Focal which provides us with exclusive distribution rights for this product in North America.

    The orthopaedics product revenue increased for the three months ended March 31, 2001, when compared to the same period of 2000, primarily due to the sales of Synvisc-Registered Trademark- viscosupplementation product, which was added to the orthopaedics product category in December 2000 through our acquisition of Biomatrix.

    The increase in biosurgical specialties product revenue in the three months ended March 31, 2001, when compared to the same period of 2000, is due to the increase in sales of Seprafilm-TM- bioresorbable membrane and Sepramesh-TM-biosurgical composite. An increase in sales to original equipment manufacturers and sales generated from Hylaform-Registered Trademark- and other skin care products also contributed to the overall increase in biosurgical specialties product revenue.

    International revenue as a percentage of total sales for the three months ended March 31, 2001 was 22% as compared to 26% in the same period of 2000.

MARGINS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Product margins.......................................   $ 19,986    $ 13,043          53%
  % of product revenue................................        41%         45%

Service margins.......................................   $  2,391    $  2,823        (15)%
  % of service revenue................................        43%         48%

Total gross margins...................................   $ 22,377    $ 15,866          41%
  % of total product and service revenues.............        41%         45%

    Genzyme Biosurgery provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins may vary significantly depending on the market conditions of each product or service.

    On December 18, 2000, we acquired Biomatrix, Inc. and adjusted the inventory to fair value, resulting in an increase of $11.3 million. This amount will be amortized to cost of products sold as the acquired inventory is sold. For the quarter ending March 31, 2001, $6.0 million of the initial $11.3 million was charged to cost of products sold. We expect to sell the remaining amount of the acquired inventory during the second quarter of 2001. Without the effect of this adjustment, Genzyme Biosurgery's product margin for the three months ended
March 31, 2001 would have increased 99% to $26.0 million.

    Excluding the adjustment described above, product margins increased slightly in the three months ended March 31, 2001 as a result of an increase in sales of higher margin products such as Synvisc-Registered Trademark-viscosupplementation product and devices for minimally invasive cardiac surgery.

    Service margins decreased for the three months ended March 31, 2001 as a result of a decrease in Carticel-Registered Trademark- chondrocytes and Epicel-Registered Trademark- skin grafts service revenue and an increase in the fixed costs associated with these services.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three months ended March 31, 2001, as compared to the same period in 2000, was due to the additional selling, general and administrative expenses related to the Biomatrix business, which we purchased in December 2000.

    Genzyme Biosurgery's research and development expenses increased during the three months ended March 31, 2001, as compared to the same period in 2000, due to an increase in spending for orthopaedics products primarily as a result of the addition of Synvisc-Registered Trademark- viscosupplementation product to the orthopaedics line in December 2000.

OTHER INCOME AND EXPENSE

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated affiliates.......   $  (536)    $   --           N/A
Investment income.....................................       512      1,784         (71)%
Interest expense......................................    (4,959)      (301)       1,548%
Other.................................................         7         23         (70)%
                                                         -------     ------
    Total other income (expenses).....................   $(4,976)    $1,506        (430)%
                                                         =======     ======

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    In January 2001, Focal completed the exercise of its option to require us to purchase $5.0 million in Focal common stock, at which time we began accounting for our investment under the equity method. We have allocated our investment in Focal to Genzyme Biosurgery. Genzyme Biosurgery records in equity in net loss of unconsolidated affiliates its portion of the results of Focal. Genzyme Biosurgery's equity in net loss of unconsolidated affiliates increased for the three months ended March 31, 2001 when compared to the same period in 2000 because we did not own an equity interest in Focal in 2000.

INVESTMENT INCOME

    Investment income decreased as a result of lower average cash balances in the first three months of 2001 when compared to the first three months of 2000.

INTEREST EXPENSE

    Interest expense increased primarily as a result of the $200.0 million of indebtedness outstanding, as of March 31, 2001, under the portion of our revolving credit facility that we allocated to Genzyme Biosurgery. Additionally, we assumed a 6.9% convertible subordinated note in connection with the acquisition of Biomatrix in December 2000, which we have allocated to Genzyme Biosurgery. At March 31, 2001, $10.0 million of the principal amount of this note remained outstanding.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

    The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Total revenues........................................   $ 1,412     $ 2,555        (45)%
                                                         -------     -------
Cost of revenues......................................       544          56         871%
Selling, general and administrative...................     1,891       1,190          59%
Research and development..............................     5,661       4,058          40%
Amortization of intangibles...........................        --       2,956       (100)%
                                                         -------     -------
    Total operating costs and expenses................     8,096       8,260         (2)%
                                                         -------     -------
Operating loss........................................    (6,684)     (5,705)         17%
Other income (expenses), net..........................       410         (14)      3,029%
                                                         -------     -------
Division net loss before taxes........................    (6,274)     (5,719)         10%
Tax benefit...........................................        --         662       (100)%
                                                         -------     -------
Division net loss.....................................   $(6,274)    $(5,057)         24%
                                                         =======     =======

REVENUES

                                                         THREE MONTHS ENDED
                                                              MARCH 31,          INCREASE/
                                                        ---------------------   (DECREASE)
                                                          2001        2000       % CHANGE
                                                        ---------   ---------   -----------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                              EXCEPT PERCENTAGE DATA)
Licensing revenue.....................................   $  664      $2,550          (74)%
Royalty revenue.......................................       45           5           800%
Research and development revenue......................      703          --            N/A
                                                         ------      ------
    Total revenues....................................   $1,412      $2,555          (45)%
                                                         ======      ======

    Licensing revenue in the first three months of 2001 included revenue recognized from a technology access fee associated with Genzyme Molecular Oncology's cancer antigen discovery agreement with Purdue Pharma, L.P. Licensing revenue decreased as compared to the same period of 2000, due to a $2.0 million development milestone payment received in the first quarter of 2000 under a license agreement with Schering-Plough Ltd.

    Research and development revenue in the three month period ended March 31, 2001 was solely attributable to research performed on behalf of the collaboration agreement with Purdue Pharma.

COST OF REVENUE

    Genzyme Molecular Oncology's cost of revenue includes:

    - work performed on the cancer antigen discovery agreement with Purdue Pharma; and

    - royalties paid to third parties.

Cost of revenues increased in the first three months of 2001 as a result of the work performed on the Purdue Pharma collaboration agreement that started in the fourth quarter of 2000.

OPERATING EXPENSES

    Genzyme Molecular Oncology's selling, general and administrative expenses increased for the three months ended March 31, 2001 as a result of enhanced business development efforts and an increase in information technology, legal, accounting and general management services performed by Genzyme General on Genzyme Molecular Oncology's behalf.

    Research and development expenses increased for the three months ended March 31, 2001 as compared to the same period of last year. The increase primarily was attributable to Genzyme Molecular Oncology's expansion of its cancer vaccine clinical trials and increased activity in its antigen discovery and antiangiogenesis programs.

AMORTIZATION OF INTANGIBLES

    Genzyme Molecular Oncology's amortization of intangibles is attributable to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997. Because Genzyme Molecular Oncology fully amortized these intangible assets in June 2000, there is no amortization expense in the first quarter of 2001.

OTHER INCOME AND EXPENSE

    Genzyme Molecular Oncology's other income increased in the three months ended March 31, 2001 due to an increase in interest income that is attributable to higher average cash balances. Interest expense decreased in the three months ended March 31, 2001, as compared to the same period of 2000, due to the May 2000 repayment of $5.0 million that Genzyme Molecular Oncology borrowed under our revolving credit facility. This amount was outstanding during the first quarter of 2000.

B. LIQUIDITY AND CAPITAL RESOURCES

                              GENZYME CORPORATION

    At March 31, 2001, we had cash, cash-equivalents, and short- and long-term investments of $619.6 million, a increase of $20.0 million from December 31, 2000.

    We generated $14.0 million in cash from its operations for the three months ended March 31, 2001.

    Our investing activities utilized $65.9 million in cash for the three months ended March 31, 2001. Investing activities used:

    - $5.8 million for our net of purchases, sales and maturities of investments;

    - $25.7 million of cash as an advance payment for our purchase of all of the Class A Limited Partnership interests of GDP as described below;

    - $5.0 million of cash to purchase additional shares of Focal common stock;

    - $19.9 million to fund purchases of property, plant and equipment; and

    - $8.1 million to fund our investments in unconsolidated affiliates.

    During the three months ended March 31, 2001, we received $21.0 million in cash from the exercise of options and the purchase of shares under our employee stock plans. Our financing activities used $3.1 million to repay a bank overdrafts.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for an advance payment of approximately
$25.7 million in cash plus royalties on sales of certain Sepra-TM- products for ten years. We allocate our interest in GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to Genzyme Biosurgery. The acquisition was accounted for as a purchase and the entire purchase price was allocated to the intangible assets acquired and goodwill, which will be amortized over eight or ten years depending upon the asset classification.

    We have access to a $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At March 31, 2001, $18.0 million was outstanding under the facility that matures in December 2001. In addition, $350.0 million was outstanding under the facility that matures in December 2003. Borrowings under this facility bear interest at LIBOR plus a margin.

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

    Our cash reserves will be further reduced to pay principal and interest on the following debt:

    - $368.0 million in principal under our revolving credit facility with a syndicate of commercial banks;

    - $249.5 million in outstanding principal under our 5 1/4% convertible subordinated notes that mature in June 2005 and are convertible into shares of Genzyme General Stock, Genzyme Biosurgery Stock and Molecular Oncology Stock (see "Subsequent Events" below);

    - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into shares of Genzyme General Stock; and

    - $10.0 million in principal under our 6.9% convertible subordinated note in favor of UBS Warburg LLC that matures in May 2003 and is convertible into shares of Biosurgery Stock.

If we use cash to pay or redeem this debt, including principal and interest due on it, our cash reserves will be diminished.

    To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

SUBSEQUENT EVENTS

    PLANNED ACQUISITION OF FOCAL, INC.

    In April 2001, we signed a definitive merger agreement to acquire Focal. Focal develops, manufactures and commercializes products based on a proprietary polymer technology. We will allocate this acquisition to Genzyme Biosurgery and will account for it using the purchase method of accounting. We currently hold approximately 22% of the outstanding shares of Focal's common stock and will acquire the remaining 78% in an exchange of shares of Biosurgery Stock for shares of Focal common stock upon completion of the merger. Under the terms of the merger agreement, Focal shareholders will receive 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they hold, except for 10,000 shares of Focal common stock that we have agreed to purchase for cash from a Focal shareholder. Approximately 2.1 million shares of Biosurgery Stock will be used as merger consideration. We expect the acquisition, which is subject to the approval of Focal's shareholders, to close in the second or third quarter of 2001. In anticipation of the merger, Focal agreed to modify certain terms of the existing stock purchase agreement between the companies. This agreement commits us, at Focal's option, to make future equity investments of up to $5.0 million subject to certain conditions.

    PLANNED ACQUISITION OF WYNTEK DIAGNOSTICS, INC.

    In May 2001, we announced an agreement to acquire all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc. for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We will allocate the acquisition to Genzyme General and will account for the acquisition using the purchase method of accounting. We anticipate the acquisition, which is subject to our receipt of regulatory approvals, to close in the second quarter of 2001.

    INTENDED REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    On May 1, 2001, we sent a notice to the trustee under the indenture for our $250.0 million 5 1/4% convertible subordinated notes due 2005, indicating our intention to redeem any notes that remain unconverted at June 15, 2001. Each $1,000 principal amount of these notes currently is convertible into approximately 25.25 shares of Genzyme General Stock, 2.74 shares of Biosurgery Stock and 2.73 shares of Molecular Oncology Stock.

    PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed a private placement of $575.0 million of 3% convertible subordinated debentures. We have allocated the debentures and the offering proceeds to Genzyme General. Net proceeds from the offering were approximately $561.7 million. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $140.60. The debentures mature on May 15, 2021 and are first callable on May 20, 2004. Holders may require us to repurchase all or part of their debentures for cash on May 15, 2006, May 15, 2011 or May 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest. We expect to utilize the proceeds from the sale of the debentures for working capital and general corporate purposes.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

    At March 31, 2001, Genzyme General's cash, cash-equivalents, and short- and long-term investments increased $43.7 million to $575.0 million as compared to $531.3 million at December 31, 2000.

    Genzyme General generated $45.3 million in cash from its operations for the three months ended March 31, 2001.

    Genzyme General's investing activities utilized $41.4 million in cash for the three months ended March 31, 2001. Investing activities used:

    - $13.6 million for Genzyme General's net of purchases, sales and maturities of investments;

    - $18.2 million to fund purchases of property, plant and equipment; and

    - $8.1 million to fund Genzyme General's investments in unconsolidated affiliates.

    During the three months ended March 31, 2001, Genzyme General received $20.5 million in cash from the exercise of options and purchase of shares under our employee stock plans.

    Genzyme General, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At
March 31, 2001, $18.0 million was outstanding under the facility that matures in December 2001. In addition, $350.0 million was outstanding under the facility that matures in December 2003, $150.0 million of which was allocated to Genzyme General in connection with the financing of a portion of the cash component of the GelTex merger consideration. Borrowings under this facility bear interest at LIBOR plus a margin.

    At March 31, 2001, $10.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $20.0 million interdivisional financing arrangement with Genzyme General. This arrangement was assumed by Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value of Biosurgery Stock (as defined in our charter) at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery.

    At March 31, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Molecular Oncology under a $30.0 million interdivisional financing arrangement with Genzyme General. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value of Molecular Oncology Stock (as defined in our charter) at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology.

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

    Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt:

    - $249.5 million in principal under our 5 1/4% convertible subordinated notes due June 2005, which are convertible into shares of Genzyme General Stock; and

    - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into shares of Genzyme General Stock.

If Genzyme General uses cash to pay or redeem any of this debt, including the interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Biosurgery or Genzyme Molecular Oncology affect our consolidated results of operations.

    To satisfy these and other commitments, Genzyme General may have to obtain additional financing. We cannot guarantee that Genzyme General will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

SUBSEQUENT EVENTS

    PLANNED ACQUISITION OF WYNTEK DIAGNOSTICS, INC.

    In May 2001, we announced an agreement to acquire all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc. for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We will allocate the acquisition to Genzyme General and will account for the acquisition using the purchase method of accounting. We anticipate the acquisition, which is subject to our receipt of regulatory approvals, to close in the second quarter of 2001.

    INTENDED REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    On May 1, 2001, we sent a notice to the trustee under the indenture for our $250.0 million 5 1/4% convertible subordinated notes due 2005, indicating our intention to redeem any notes that remain unconverted at June 15, 2001. Each $1,000 principal amount of these notes currently is convertible into approximately 25.25 shares of Genzyme General Stock, 2.74 shares of Biosurgery Stock and 2.73 shares of Molecular Oncology Stock.

    PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed a private placement of $575.0 million of 3% convertible subordinated debentures. We have allocated the debentures and the offering proceeds to Genzyme General. Net proceeds from the offering were approximately $561.7 million. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $140.60. The debentures mature on May 15, 2021 and are first callable on May 20, 2004. Holders may require us to repurchase all or part of their debentures for cash on May 15, 2006, May 15, 2011 or May 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest. We expect to utilize the proceeds from the sale of the debentures for working capital and general corporate purposes.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

    At March 31, 2001, Genzyme Biosurgery had cash, cash equivalents, and short- and long-term investments of $21.5 million, a decrease of $56.6 million from December 31, 2000.

    Genzyme Biosurgery used $24.1 million in cash for operations in the first three months of 2001. This is primarily due to Genzyme Biosurgery's net loss of $30.7 million for the three months ended March 31, 2001.

    Genzyme Biosurgery's investing activities used $32.3 million of cash due to the following:

    - the purchase of all of the outstanding Class A limited partnership interests of GDP for an advance payment of approximately $25.7 million in cash as described below;

    - $5.0 million of cash was used to purchase Focal common stock as described below; and

    - $1.6 million of cash was used to fund capital expenditures.

    In January 2001, Focal completed the exercise of its option to require us to purchase $5.0 million of Focal common stock at a price of $2.06 per share at which time our investment in Focal became an equity interest. We have allocated our investment in Focal to Genzyme Biosurgery. In anticipation of our planned merger, Focal has agreed to modify certain terms of the existing purchase agreement between the companies. Under this agreement we are committed, at Focal's option, to make future equity investments of up to $5.0 million subject to certain conditions.

    In November 2000, we exercised our option to purchase all of the outstanding Class A limited partnership interests of Genzyme Development Partners, L.P. for an advance payment approximately $25.7 million in cash. This payment was made in January 2001, at which time significant control passed to Genzyme Biosurgery. Genzyme Biosurgery's cash reserves were diminished as a result of this purchase. We are also required to pay royalties to the former holders of the Class A interests on sales of certain Sepra-TM- products for ten years.

    In connection with our acquisition of Biomatrix, we assumed a 6.9% convertible subordinated note in favor of UBS Warburg LLC that matures in May 2003. We have allocated this note to Genzyme Biosurgery. At March 31, 2001, $10.0 million of the principle of this note remained outstanding. Genzyme Biosurgery will use a part of its cash flow to satisfy debt service on this note. If all or a portion of the note is not converted at the option of the holder into Biosurgery Stock, at maturity Genzyme Biosurgery's cash reserves will be diminished by the amount necessary to repay the outstanding principal of the note.

    Prior to our acquisition of Biomatrix, Biomatrix sold 744,000 shares of its common stock to certain of its employees, directors and consultants in exchange for ten-year, full recourse promissory notes. The notes accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009, upon which all outstanding principal and accrued interest becomes payable. As a result of the acquisition, these shares were converted into 532,853 shares of Biosurgery Stock and Genzyme Biosurgery recorded $14.7 million of outstanding principal and accrued interest to division equity because the notes were received in exchange for the issuance of stock. As of March 31, 2001 the outstanding balance on these notes included in division equity on these notes is $11.5 million.

    Genzyme Biosurgery, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million which matures in December 2003. At
March 31, 2001, $18.0 million was outstanding under the portion of the facility that matures in December 2001, all of which was allocated to Genzyme Biosurgery. In addition, $350.0 million was outstanding under the portion of the facility that matures in December 2003, $200.0 million of which was allocated to Genzyme Biosurgery in connection with the financing of a portion of the cash component of the Biomatrix merger consideration. Borrowings under this facility bear interest at LIBOR plus a margin. Genzyme Biosurgery will use a large part of its cash flow to make principal and interest payments on this debt. If Genzyme Biosurgery's cash flow from operations is insufficient to meet these obligations, we may need to borrow additional funds to make these payments.

    At March 31, 2001, $10.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $20.0 million interdivisional financing arrangement with Genzyme General. This arrangement was assumed by Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw.

    In March 2001, Genzyme General announced its preliminary analysis of results from the phase 2 trial of NeuroCell-TM--PD. Based on the results of the trial and the need for additional analysis of those results, a phase 3 clinical study of NeuroCell-TM--PD will not be initiated before June 30, 2001. As a result, Genzyme General may, at its election after June 30, 2001, require Genzyme Biosurgery to repay Genzyme General $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture. This refund, together with accrued interest at 13.5% per year, will be due within 90 days of receipt of Genzyme General's notice of its election. This payment may be made in cash, Biosurgery designated shares, or a combination of both, at Genzyme Biosurgery's option. If Genzyme Biosurgery elects to repay Genzyme General in cash, Genzyme Biosurgery's cash reserves will be diminished.

    We believe that Genzyme Biosurgery's cash resources, together with revenues generated from its products and distribution agreements and from the anticipated sale of certain assets, will be sufficient to finance its planned operations and capital requirements through 2001. Genzyme Biosurgery intends to use substantial portions of its available cash for:

    - research and development;

    - product development and marketing, including for Synvisc-Registered Trademark- viscosupplementation product;

    - expanding facilities; and

    - working capital.

    Genzyme Biosurgery's cash needs may differ from those planned, however, as a result of many factors, including the:

    - results of research and development efforts;

    - ability to establish and maintain strategic alliance;

    - ability to enter into and maintain licensing arrangements and additional distributions arrangements;

    - ability to share costs of product development with research and marketing partners;

    - costs involved in enforcing patent claims and other intellectual property rights;

    - market acceptance of novel approaches and therapies;

    - success of its initiatives to reduce expenses and streamline its operations;

    - development of competitive products;

    - ability to satisfy regulatory requirements of the FDA and other governmental authorities; and

    - ability to sell its Snowden-Pencer-Registered Trademark- product lines and its manufacturing in Canada, as described below.

    In February 2001, Genzyme Biosurgery announced its intention to divest the Snowden-Pencer-Registered Trademark- surgical instruments product lines. These product lines include hand-held reusable instruments and endoscopic instruments for general, plastic, gynecological and cardiovascular surgery. Genzyme Biosurgery also announced in February its intention to terminate the production of Synvisc-Registered Trademark- viscosupplementation product in Canada and to sell its manufacturing facility in Ponte-Claire, Canada. We expect to complete these transactions in the second half of 2001.

    Genzyme Biosurgery may require significant additional financing to continue operations beyond 2001. We cannot guarantee that Genzyme Biosurgery will be able to obtain any additional financing, extend any existing financing arrangement, or accomplish either on terms that we consider favorable. If Genzyme Biosurgery has insufficient funds or is unable to raise additional funds, it may delay, scale back or eliminate certain of its programs. Genzyme Biosurgery may also have to give third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

SUBSEQUENT EVENT

ACQUISITION OF FOCAL, INC.

    In April 2001, we signed a definitive merger agreement to acquire
Focal, Inc. Focal develops, manufactures and commercializes products based on a proprietary polymer technology. We will allocate this acquisition to Genzyme Biosurgery and will account for it using the purchase method of accounting. We currently hold approximately 22% of the outstanding shares of Focal's common stock and will acquire the remaining 78% in an exchange of shares of Biosurgery Stock for shares of Focal common stock upon completion of the merger. Under the terms of the merger agreement, Focal shareholders will receive 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they hold, except for 10,000 shares of Focal common stock that we have agreed to purchase for cash from a Focal shareholder. Approximately 2.1 million shares of Biosurgery Stock will be used as merger consideration. We expect the acquisition, which is subject to the approval of Focal's shareholders, to close in the second or third quarter of 2001. In anticipation of the merger, Focal agreed to modify certain terms of the existing stock purchase agreement between the companies. This agreement commits us, at Focal's option, to make future equity investments of up to $5.0 million subject to certain conditions.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

    At March 31, 2001, Genzyme Molecular Oncology had cash, cash equivalents and short-term investments of $23.0 million, a decrease of $7.1 million from December 31, 2000.

    During the first three months of 2001, Genzyme Molecular Oncology used
$7.1 million in cash for operations. This is primarily due to Genzyme Molecular Oncology's net loss for the three months ended March 31, 2001.

    Genzyme Molecular Oncology's investing activities in the first three months of 2001 provided $7.8 million from the sales and maturities of investments.

    Financing activities provided cash of $0.2 million from stock issuances attributable to our stock purchase program and the exercise of stock options.

    Genzyme Molecular Oncology, together with our other operating divisions, has access to our $500.0 million revolving credit facility. At March 31, 2001, $132.0 million was available under this facility.

    At March 31, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Molecular Oncology under a $30.0 million interdivisional financing arrangement with Genzyme General.

    We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through the third quarter of 2002:

    - anticipated revenues generated from license agreements;

    - committed research funding from collaborators;

    - the $15.0 million remaining under the interdivisional financing arragement with Genzyme General; and

    - amounts available to Genzyme Molecular Oncology under our revolving credit facilities.

    Genzyme Molecular Oncology plans to spend substantial amounts of funds on, among other things:

    - research and development;

    - pre-clinical and clinical testing;

    - pursuing regulatory approvals; and

    - working capital.

    Genzyme Molecular Oncology's cash needs may differ from those planned, however, as a result of of many factors, including the:

    - results of research and development and clinical testing;

    - achievement of milestones under existing licensing arrangements;

    - ability to establish and maintain additional strategic collaborations and licensing arrangements;

    - costs involved in enforcing patent claims and other intellectual property rights;

    - market acceptance of novel approaches and therapies;

    - development of competitive products and services; and

    - ability to satisfy regulatory requirements of the FDA and other government authorities.

    Genzyme Molecular Oncology may require significant additional financing to continue operations at anticipated levels. We cannot guarantee that it will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate some of its programs. Genzyme Molecular Oncology may also have to give third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

    We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since
December 31, 2000.

    We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of
Operations--Euro-The New European Currency;" "--Market Risk;"
"--Interest Rate Risk;" "--Foreign Exchange Risk;" and "--Equity Price Risk" in
Exhibit 13.1 to our 2000 Form 10-K.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

    (b) Reports on Form 8-K

     - On January 2, 2001, we filed a Current Report on Form 8-K to announce the December 18, 2000 completion of the acquisition of Biomatrix. The acquisition was structured as a merger of Biomatrix with and into one of our wholly-owned subsidiaries pursuant to an Agreement and Plan of Merger, dated as of March 6, 2000 by and among Genzyme, Seagull Merger Corporation and Biomatrix, as amended.

     - On February 27, 2001, we filed an Amendment on Form 8-K/A to our Current Report on Form 8-K dated December 14, 2000 (filed on December 15, 2000) to include the financial information required by Items 7(a) and 7(b) of Form 8-K relating to our acquisition in December 2000 of GelTex.

     - On March 2, 2001, we filed an Amendment on Form 8-K/A to our Current Report on Form 8-K dated December 18, 2000 (filed on January 2, 2001) to include the financial information required by Items 7(a) and 7(b) of Form 8-K relating to our acquisition in December 2000 of Biomatrix.

     - On March 9, 2001, we filed a Current Report on Form 8-K to announce the adjustment, required under our charter, of the number of votes associated with a share of Molecular Oncology Stock and the number of votes associated with a share of Biosurgery Stock. As described therein, from January 1, 2001 through December 31, 2002, each share of Molecular Oncology Stock will entitle the holder to 0.14 vote, and each share of Biosurgery Stock will entitle the holder to 0.14 vote. Each share of Genzyme General Stock continues to entitle its holder to 1 vote.

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 1O-Q, MARCH 31, 2001

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GENZYME CORPORATION

DATE: May 15, 2001                                     By:  /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                            Michael S. Wyzga
                                                            Senior Vice President, Finance;
                                                            Chief Financial Officer; and
                                                            Chief Accounting Officer

                      GENZYME CORPORATION AND SUBSIDIARIES
                           FORM 10-Q, MARCH 31, 2001
                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        *3.1            Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 1 to Genzyme's Registration Statement on
                        Form 8-A filed on December 19, 2000.
        *3.2            By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.
        *4.1            Indenture, dated as of May 8, 2001, by and between Genzyme and State Street Bank and Trust Company as trustee,
                        including the form of debenture. Filed as Exhibit 4.1 to
                        Genzyme's Current Report on Form 8-K filed on May 11, 2001.
        *4.2            Registration Rights Agreement, dated as of May 3, 2001, by and among Genzyme, Credit Suisse First Boston Corporation,
                        Goldman Sachs & Co. and Salomon Smith Barney Inc. Filed as
                        Exhibit 4.2 to Genzyme's Current Report on Form 8-K filed on
                        May 11, 2001.
       *10.1            Agreement and Plan of Merger, dated as of April 25, 2001, by and among Genzyme Corporation, Sammy Merger Corp. and
                        Focal, Inc. Filed as Exhibit 2.1 to Genzyme's Current Report
                        on Form 8-K filed on April 26, 2001.

------------------------

* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 8-A, 8-K and 10-Q of Genzyme Corporation were filed under Commission File No. 0.14680.