Form 10-K/A
period 2000-12-31
GENZYME CORP
filed 2001-06-29
CIK 732485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 0-14680
                             ---------------------

                              GENZYME CORPORATION
             (Exact name of Registrant as specified in its charter)

                    MASSACHUSETTS                                            06-1047163
   (State or other jurisdiction of incorporation or              (IRS Employer Identification No.)
                    organization)

                  ONE KENDALL SQUARE                                           02139
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

          Securities registered pursuant to Section 12(g) of the Act:
GENZYME GENERAL DIVISION COMMON STOCK, $0.01 PAR VALUE ("GENZYME GENERAL STOCK")
 GENZYME BIOSURGERY DIVISION COMMON STOCK, $0.01 PAR VALUE ("BIOSURGERY STOCK") GENZYME MOLECULAR ONCOLOGY DIVISION COMMON STOCK, $0.01 PAR VALUE ("MOLECULAR
                                ONCOLOGY STOCK")
                     GENZYME GENERAL STOCK PURCHASE RIGHTS
                    GENZYME BIOSURGERY STOCK PURCHASE RIGHTS
                GENZYME MOLECULAR ONCOLOGY STOCK PURCHASE RIGHTS

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

    Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2001:

                                 $8,889,677,071

Number of shares of the Registrant's Genzyme General Stock outstanding as of
March 1, 2001:                                                        95,853,496
Number of shares of the Registrant's Genzyme Biosurgery Stock outstanding as of
March 1, 2001:                                                        36,400,580
Number of shares of the Registrant's Genzyme Molecular Oncology Stock
outstanding as of March 1, 2001:                                      15,906,376
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2000 Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology Annual Reports are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 31, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT NO. 1

    We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, originally filed with the Securities and Exchange Commission ("SEC") on April 2, 2001, solely for the purpose of amending
Item 14 to include the following additional exhibits:

    - Exhibit 23.2, Consent of PricewaterhouseCoopers LLP., independent accountants, relating to the Annual Report of Genzyme Corporation 401(k) Plan (the "Plan") is filed herewith.

    - Exhibit 99.3 to include information, financial statements and exhibits required by Form 11-K related to the Plan is filed herewith.

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS

    Throughout this Annual Report on Form 10-K, the words "we," "us," "our," and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our three operating divisions as follows:

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

                                                               PAGE*
                                                              --------
Genzyme Corporation and Subsidiaries
  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998........................   GCS-39
  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................   GCS-41
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................   GCS-43
  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2000, 1999 and 1998............   GCS-45
  Notes to Consolidated Financial Statements................   GCS-50
  Report of Independent Accountants.........................  GCS-111

Genzyme General
  Combined Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998........................    GG-23
  Combined Balance Sheets as of December 31, 2000 and
    1999....................................................    GG-24
  Combined Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................    GG-25
  Notes to Combined Financial Statements....................    GG-27
  Report of Independent Accountants.........................    GG-57

------------------------

* References are to page numbers in the 2000 Genzyme General Annual Report as it appears in Exhibits 13.1 and 13.2 to this Annual Report on Form 10-K.

    We are incorporating the following financial statements (and related notes) of Genzyme Biosurgery into this section by reference from the 2000 Genzyme Biosurgery Annual Report:

                                                               PAGE*
                                                              --------
Genzyme Biosurgery
  Combined Statements of Operations for the Years Ended
    December 31, 2000, 1999 and
    1998....................................................   GB-22
  Combined Balance Sheets as of December 31, 2000 and
    1999....................................................   GB-23
  Combined Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................   GB-24
  Notes to Combined Financial Statements....................   GB-26
  Report of Independent Accountants.........................   GB-49

------------------------

* References are to page numbers in the 2000 Genzyme Biosurgery Annual Report as it appears in Exhibit 13.3 to this Annual Report on Form 10-K.

    We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 2000 Genzyme Molecular Oncology Annual Report:

                                                               PAGE*
                                                              --------
Genzyme Molecular Oncology
  Combined Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998........................   GMO-14
  Combined Balance Sheets as of December 31, 2000 and
    1999....................................................   GMO-15
  Combined Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................   GMO-16
  Notes to Combined Financial Statements....................   GMO-17
  Report of Independent Accountants.........................   GMO-31

------------------------

* References are to page numbers in the 2000 Genzyme Molecular Oncology Annual Report as it appears in Exhibit 13. 4 to this Annual Report on Form 10-K.

(A)(2).  FINANCIAL STATEMENT SCHEDULES

    The schedules listed below for Genzyme Corporation and Subsidiaries are filed as part of this Form 10-K/A:

                                                               PAGE*
                                                              --------
Genzyme Corporation and Subsidiaries
  Schedule II-Valuation and Qualifying Accounts.............  GCS-112

------------------------

* References are to page numbers in the Genzyme General Annual Report as it appears in Exhibit 13.1 to this Annual Report on Form 10-K.

    All other schedules are omitted as the information required is inapplicable or the information is presented in (i) the Genzyme Corporation and Subsidiaries Consolidated Financial Statements or notes thereto; (ii) the Genzyme General Combined Financial Statements or notes thereto; (iii) the Genzyme Biosurgery Combined Financial Statements or notes thereto; or (iv) the Genzyme Molecular Oncology Combined Financial Statements or notes thereto.

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

(C).  EXHIBITS

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
        *3.1            Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 3 to Genzyme's Current Report on Form 8-K
                        filed with the SEC on June 6, 2001.
        *3.2-           By-laws of Genzyme as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.
        *4.1-           Second Amended and Restated Renewed Rights Agreement dated as of December 18, 2000 between Genzyme and American Stock
                        Transfer & Trust Company, as Rights Agent. Filed as Exhibit
                        4 to our Registration Statement on Form 8-A filed on
                        December 19, 2000.
        *4.2-           Form of Genzyme General Division Convertible Debenture.
                        Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
        *4.3-           Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
        *4.4-           Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File
                        No. 0-20138).
        *4.5-           Indenture, dated as of May 22, 1998, between Genzyme and
                        State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).
        *4.6-           Registration Rights Agreement, dated as of May 19, 1998,
                        among Genzyme, Credit Suisse First Boston Corporation,
                        Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit
                        4.4 to Genzyme's Registration Statement on Form S-3 (File
                        No. 333-59513).
        *4.7-           Purchase Agreement, dated as of May 19, 1998, among Genzyme,
                        Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
                        and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).
        *4.8-           Biomatrix, Inc. ("Biomatrix") 6.9% Convertible Subordinated
                        Note due May 14, 2003. Filed as Exhibit 4.1 to our Form 8-K
                        filed on January 2, 2001.
       *10.1-           Leases by Whatman Reeve Angel Limited to Whatman
                        Biochemicals Limited dated May 1, 1981. Filed as Exhibit
                        10.12 to Genzyme's Registration Statement on Form S-1 (File
                        No. 33-4904).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.2-           Lease dated as of September 15, 1989 for 95-111 Binney
                        Street, Cambridge, Massachusetts between Genzyme and the
                        Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
                        to Genzyme's Form 10-K for 1992. First amendment of lease
                        dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
                        Form 10-K for 1993.
       *10.3-           Lease dated December 20, 1988 for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and the
                        Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
                        1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
                        1988. Addendum dated September 20, 1991 to Lease for
                        Building 1400, One Kendall Square, Cambridge, Massachusetts.
                        Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
                        April 6, 1993 to Lease for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
                        Genzyme's Form 10-K for 1993.
       *10.4-           Lease dated December 20, 1988 for Building 700, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and
                        Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
                        Exhibit 10.19 to Genzyme's Form 10-K for 1988.
       *10.5-           Lease dated September 30, 1985 for 51 New York Avenue,
                        Framingham, Massachusetts. Filed as Exhibit 10.8 to
                        Genzyme's Form 10-K for 1990. Amendment No. 1, dated
                        October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts.
                        Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.
       *10.6-           Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
                        Massachusetts between BioSurface Technology, Inc. and Forest
                        City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to
                        BioSurface's Registration Statement on Form S-1 (File
                        No. 33-55874).
       *10.7-           Sublease Lease dated May 22, 1992 for three buildings at
                        74-84 New York Avenue, Framingham, Massachusetts between
                        Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
                        Genzyme's Form 10-K for 1993.
       *10.8-           Lease dated May 22, 1992 for three buildings at 74-84 New
                        York Avenue, Framingham, Massachusetts between Genzyme and
                        Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
                        tenants in common. Filed as Exhibit 10.8 to Genzyme's
                        Form 10-K for 1993.
       *10.9-           Lease dated June 1, 1992 for land at Allston Landing,
                        Allston, Massachusetts between Allston Landing Limited
                        Partnership and the Massachusetts Turnpike Authority. Filed
                        as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
       *10.10-          Underlease for Block 13 building at Kings Hill Business Park
                        West Malling Kent among Rouse and Associates Block 13
                        Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
                        10.11 to Genzyme's Registration Statement on Form 8-B dated
                        December 31, 1991, filed on March 2, 1992.
       *10.11-          Lease dated November 12, 1998 for Metrowest Place, 15
                        Pleasant Street Connector, Framingham, Massachusetts,
                        between Consolidated Group Service Company Limited
                        Partnership and Genzyme. Filed as Exhibit 10.11 to Genzyme's
                        Form 10-K for 1998.
       *10.12-          Agreement of Lease, dated April 18, 1996, between Ridgefield
                        Associates and Biomatrix. Filed as Exhibit 10-3 to
                        Biomatrix's Form 10-Q for the quarter ended June 30, 1996
                        (File No. 19373).**
       *10.13-          Lease dated August 28, 2000 for Building D, Cambridge
                        Research Park, Cambridge, Massachusetts between Genzyme and
                        Kendall Square LLC. Filed as Exhibit 10-1 to Genzyme's
                        Form 10-Q for the quarter ended September 30, 2000.**
       *10.14-          Lease dated August 4, 2000 for Pleasant Street Connector,
                        Framingham, Massachusetts between Genzyme and Fafard Real
                        Estate Development Corp. Filed as Exhibit 10-2 to Genzyme's
                        Form 10-Q for the quarter ended September 30, 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.15-          Lease dated February 28, 1997, between GelTex
                        Pharmaceuticals, Inc. ("GelTex") and J.F. White Properties,
                        Inc. Filed as Exhibit 10-16 to GelTex's Annual Report on
                        Form 10-K for 1996 (File No. 0-26872)
       *10.16-          Purchase and Sale Agreement between Barry L. Solar and
                        Robert L. Solar as Trustees of 211 Second Avenue Realty
                        Trust and GelTex Pharmaceuticals, Inc., dated as of
                        July 26, 1999. Filed as Exhibit 10-4 to GelTex's Form 10-Q
                        for the quarter ended June 30, 1999 (File No. 0-26872).
       *10.17-          Agency Agreement, dated October 21, 1998, Between First
                        Security Bank, N.A. and GelTex. Filed as Exhibit 10-1 to
                        GelTex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998 (File No. 0-26872).
       *10.18-          Lease Agreement, dated October 21, 1998, Between First
                        Security Bank, N.A. and GelTex. Filed as Exhibit 10-2 to
                        GelTex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998 (File No. 0-26872).
       *10.19-          Agreement of Limited Partnership dated as of September 13,
                        1989 between Genzyme Development Corporation II, as General
                        Partner, and each of the Limited Partners named therein.
                        Filed as Exhibit 10(aa) to Genzyme's Registration Statement
                        on Form S-4 (File No. 33-32343).
       *10.20-          Cross License Agreement dated as of September 13, 1989
                        between Genzyme and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-32343).
       *10.21-          Development Agreement dated as of September 13, 1989 between
                        Genzyme and Genzyme Development Partners. Filed as Exhibit
                        10(cc) to Genzyme's Registration Statement on Form S-4 (File
                        No. 33-32343).
       *10.22-          Amendment No. 1 dated January 4, 1994 to Development
                        Agreement dated as of September 13, 1989 between Genzyme and
                        Genzyme Development Partners. Filed as Exhibit 10.14 to
                        Genzyme's Form 10-K for 1993.
       *10.23-          Partnership Purchase Option Agreement dated as of
                        September 13, 1989 between Genzyme, Genzyme Development
                        Corporation II, Genzyme Development Partners, each Class A
                        Limited Partner and the Class B Limited Partner. Filed as
                        Exhibit 10(dd) to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-32343).
       *10.24-          Partnership Purchase Agreement, dated as of November 20,
                        2000 between Genzyme, GDC II, GDP and each Class A Limited
                        Partner. Filed as Exhibit 10.24 to Genzyme's Form 10-K for
                        2000.
       *10.25-          Amended and Restated Joint Venture Agreement between Genzyme and Genzyme Development Partners. Filed as Exhibit 10.1 to
                        Genzyme Development Partners' Form 10-Q for the quarter
                        ended March 31, 1997 (File No. 0-18554).
       *10.26-          Marketing and Distribution Agreement between Genzyme and
                        Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme
                        Development Partners' Form 10-Q for the quarter ended
                        March 31, 1997 (File No. 0-18554).
       *10.27-          Technology License and Supply Agreement dated as of
                        September 8, 1989 between Imedex and Genzyme. Filed as
                        Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
       *10.28-          1998 Director Stock Option Plan, as amended. Filed as
                        Exhibit 10.28 to Genzyme's Form 10-K for 2000.
       *10.29-          1990 Equity Incentive Plan, as amended. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File
                        No. 333-33249).
       *10.30-          1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to
                        Genzyme's Form 10-K for 1999.
       *10.31-          1996 Directors' Deferred Compensation Plan. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File
                        No. 333-33251).
       *10.32-          Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.33-          Form of Severance Agreement between Genzyme and certain
                        senior executives, together with schedule identifying the
                        provisions applicable to each executive. Filed as Exhibit
                        10.33 to Genzyme's Form 10-K for 1990. Current schedule
                        identifying the executives filed as Exhibit 10.27 to
                        Genzyme's Form 10-K for 1998.
       *10.34-          Form of Indemnification Agreement between Genzyme and
                        certain senior executives, together with schedule
                        identifying the provisions applicable to each executive.
                        Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
                        Current schedule identifying the executives filed as Exhibit
                        10.28 to Genzyme's Form 10-K for 1998.
       *10.35-          Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
                        Genzyme's Form 10-Q for the quarter ended March 31, 1996.
       *10.36-          Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to
                        Genzyme's Form 10-K for 1998.
       *10.37-          Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to Genzyme's
                        form 10-K for 1998.
       *10.38-          Consulting Agreement dated July 1, 1998 between Genzyme and
                        Henry E. Blair. Filed as Exhibit 10.32 to Genzyme's Form
                        10-K for 1998.
       *10.39-          Technology Transfer Agreement between Genzyme and Genzyme
                        Transgenics Corporation ("GTC") dated as of May 1, 1993.
                        Filed as Exhibit 2.1 to the Registration Statement on
                        Form S-1 of GTC (File No. 33-62872).
       *10.40-          Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
                        Registration Statement on Form S-1 of GTC (File
                        No. 33-62872).
       *10.41-          Services Agreement between Genzyme and GTC dated as of
                        May 1, 1993. Filed as Exhibit 10.2 to the Registration
                        Statement on Form S-1 of GTC (File No. 33-62872).
       *10.42-          Series A Convertible Preferred Stock Purchase Agreement
                        between Genzyme and GTC dated as of May 1, 1993. Filed as
                        Exhibit 10.5 to the Registration Statement on Form S-1 of
                        GTC (File No. 33-62872).
       *10.43-          Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC.
                        Filed as Exhibit 10.37 to GTC's Form 10-K for 1997 (File
                        No. 0-21794).
       *10.44-          Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
                        Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File
                        No. 0-21794).**
       *10.45-          Purchase Agreement dated as of January 1, 1998 by and
                        between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTCs'
                        Form 10-K for 1997 (File No. 0-21794).**
       *10.46-          Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to Genzyme Transgenics' Form 10-K for 1997 (File
                        No. 0-21794) and incorporated herein by reference.**
       *10.47-          Amended and Restated Credit Agreement dated April 1, 2000
                        among Genzyme and those of its subsidiaries party thereto,
                        Fleet National Bank, as Administrative Agent. Filed as
                        Exhibit 99.2 to Genzyme's Form 8-K filed on January 2, 2001.
       *10.48-          Amended and Restated Collaboration Agreement dated as of
                        April 1, 2000 by and among Genzyme, GelTex and RenaGel LLC.
                        Filed as Exhibit 10.1 to GelTex's Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872).**
       *10.49-          Purchase Agreement dated as of June 17, 1997 by and between
                        Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's
                        Form 10-Q for the quarter ended June 30, 1997 (File
                        No. 0-26872).**
       *10.50-          Amended and Restated Operating Agreement of RenaGel LLC
                        dated as of April 1, 2000 by and among Genzyme, GelTex and
                        RenaGel, Inc. Filed as Exhibit 10.2 to GelTex's Form 10-Q
                        for the quarter ended June 30, 2000 (File No. 0-26872).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.51-          Contract Manufacturing Agreement between GelTex and The Dow
                        Chemical Company. Filed as Exhibit 10.17 to GelTex's
                        Form 10-Q for the quarter ended March 31, 1997 (File
                        No. 0-26872).
       *10.52-          License Agreement between GelTex and Nitto Boseki Co., LTD., dated as of June 9, 1997. Filed as Exhibit 10.21 to
                        GelTex's Form 10-Q for the quarter ended June 30, 1997 (File
                        No. 0-26872).
       *10.53-          Manufacturing and Supply Agreement (United States) between
                        RenaGel LLC and Circa Pharmaceuticals, Inc., dated as of
                        July 31, 1998. Filed as Exhibit 10.4 to GelTex's Form 10-Q
                        for the quarter ended June 30, 1998 (File No. 0-26872).
       *10.54-          Supply Agreement dated as of November 9, 1999 by and between
                        Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32
                        to GelTex's Form 10-K for 1999 (File No. 0-26872).
       *10.55-          GT 102-279 Collaboration Agreement between GelTex and Sankyo
                        Pharma, Inc. dated as of December 23, 1999. Filed as Exhibit
                        10.34 to GelTex's Form 10-K/A for 1999 filed on November 7,
                        2000 (File No. 0-26872).**
       *10.56-          Collaboration Agreement between GelTex and Sankyo Pharma,
                        Inc. dated as of December 23, 1999. Filed as Exhibit 10.34 to GelTex's Form 10-K/A for 1999 filed on November 7, 2000
                        (File No. 0-26872).**
       *10.57-          Purchase Agreement dated as of August 29, 1997 by and among
                        Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
       *10.58-          Collaboration Agreement dated September 4, 1998 among
                        Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and
                        BioMarin/Genzyme LLC. Previously filed as Exhibit 10.24 to
                        BioMarin's Registration Statement on Form S-1 (File
                        No. 333-77701) and incorporated herein by reference.
       *10.59-          Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Previously filed as Exhibit 10.25 to
                        BioMarin's Registration Statement on Form S-1 (File
                        No. 333-77701).
       *10.60-          Operating Agreement of BioMarin/Genzyme LLC. Filed as
                        Exhibit 10.30 to BioMarin's Registration Statement on
                        Form S-1 (File No. 333-77701).
       *10.61-          United States Licensing Agreement dated February 7, 1997
                        between Biomatrix and American Home Products Corp. ("AHP").
                        Filed as Exhibit 10.1 to Biomatrix's Form 10-Q for the
                        quarter ended March 31, 1997**
       *10.62-          International Licensing Agreement dated February 7, 1997
                        between Biomatrix and AHP. Filed as Exhibit 10.2 to
                        Biomatrix's Form 10-Q for the quarter ended March 31, 1997**
       *10.63-          Supply Agreement dated February 7, 1997 between Biomatrix
                        and AHP. Filed as Exhibit 10.3 to Biomatrix's Form 10-Q for
                        the quarter ended March 31, 1997**
       *10.64-          Trademark License Agreement dated February 7, 1997 between
                        Biomatrix and AHP. Filed as Exhibit 10.4 to Biomatrix's
                        Form 10-Q for the quarter ended March 31, 1997**
       *10.65-          Agreement and Plan of Merger, dated March 6, 2000, among
                        Genzyme, Seagull Merger Corporation and Biomatrix, as
                        amended through October 25, 2000. Filed as Annex A to
                        Amendment No. 2 to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-34972) filed on October 27, 2000.
       *10.66-          Agreement and Plan of Merger, dated September 11, 2000,
                        among Genzyme, Titan Acquisition Corp. and GelTex as
                        amended. Filed as Exhibit 99.1 to Genzyme's Current Report on Form 8-K dated September 11, 2000.
       *13.1-           Portions of the 2000 Genzyme General Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K/A. Filed as Exhibit 13.1 to Genzyme's Form 10-K
                        for 2000.
       *13.2-           Portions of the 2000 Genzyme General Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K/A. Filed as Exhibit 13.2 to Genzyme's Form 10-K
                        for 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *13.3-           Portions of the 2000 Genzyme Biosurgery Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K/A. Filed as Exhibit 13.3 to Genzyme's Form 10-K
                        for 2000.
       *13.4-           Portions of the 2000 Genzyme Molecular Oncology Annual
                        Report incorporated by reference into Parts I and II of this
                        Form 10-K/A. Filed as Exhibit 13.4 to Genzyme's Form 10-K
                        for 2000.
       *21-             Subsidiaries of the Registrant. Filed as Exhibit 21 to
                        Genzyme's Form 10-K for 2000.
       *23.1-           Consent of PricewaterhouseCoopers LLP. Filed as
                        Exhibit 23.1 to Genzyme's Form 10-K for 2000.
        23.2-           Consent of PricewatehouseCoopers LLP relating to the Annual
                        Report of Genzyme Corporation 401(k) Plan on Form 10-K/A.
                        Filed herewith.
       *99.1-           Management and Accounting Policies Governing the
                        Relationship of Genzyme Divisions. Filed as Exhibit 3 to
                        Genzyme's Registration Statement on Form 8-A filed on
                        December 19, 2000 (File No. 333-31548).
       *99.2-           Factors Affecting Future Operating Results. Filed as
                        Exhibit 99.2 to Genzyme's Form 10-K for 2000.
        99.3-           Genzyme Corporation 401(k) Plan financial statements and
                        supplemental schedules to accompany 2000 Form 5500 Annual
                        Report of Employee Benefit Plan under Employee Retirement
                        Income Security Act of 1974 (the "ERISA of 1974") as of
                        December 31, 2000 and 1999 and for the year ended
                        December 31, 2000. Filed herewith.

------------------------

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.12, 10.13, 10.27, 10.44-10.46, 10.48, 10.49, 10.55, 10.56 and
    10.61-10.64.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    Exhibits 10.28 through 10.38 above are management contracts or compensatory plans or arrangements in which the executive officers or directors of Genzyme participate.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 29, 2001                                   GENZYME CORPORATION

                                                       By:             /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                                         Michael S. Wyzga
                                                                 SENIOR VICE PRESIDENT, FINANCE;
                                                                   CHIEF FINANCIAL OFFICER; AND
                                                                     CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
          *3.1          Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 3 to Genzyme's Current Report on Form 8-K
                        filed with the SEC on June 6, 2001.
         *3.2-          By-laws of Genzyme as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.
         *4.1-          Second Amended and Restated Renewed Rights Agreement dated as of December 18, 2000 between Genzyme and American Stock
                        Transfer & Trust Company, as Rights Agent. Filed as Exhibit
                        4 to our Registration Statement on Form 8-A filed on
                        December 19, 2000.
         *4.2-          Form of Genzyme General Division Convertible Debenture.
                        Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
         *4.3-          Registration Rights Agreement dated as of August 29, 1997 by and among Genzyme and the entities listed on the signature pages thereto. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.
         *4.4-          Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File
                        No. 0-20138).
         *4.5-          Indenture, dated as of May 22, 1998, between Genzyme and
                        State Street Bank and Trust Company, as Trustee, including the form of Note. Filed as Exhibit 4.3 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).
         *4.6-          Registration Rights Agreement, dated as of May 19, 1998,
                        among Genzyme, Credit Suisse First Boston Corporation,
                        Goldman, Sachs & Co. and Cowen & Company. Filed as Exhibit
                        4.4 to Genzyme's Registration Statement on Form S-3 (File
                        No. 333-59513).
         *4.7-          Purchase Agreement, dated as of May 19, 1998, among Genzyme,
                        Credit Suisse First Boston Corporation, Goldman, Sachs & Co.
                        and Cowen & Company. Filed as Exhibit 4.5 to Genzyme's
                        Registration Statement on Form S-3 (File No. 333-59513).
         *4.8-          Biomatrix, Inc. ("Biomatrix") 6.9% Convertible Subordinated
                        Note due May 14, 2003. Filed as Exhibit 4.1 to our Form 8-K
                        filed on January 2, 2001.
        *10.1-          Leases by Whatman Reeve Angel Limited to Whatman
                        Biochemicals Limited dated May 1, 1981. Filed as Exhibit
                        10.12 to Genzyme's Registration Statement on Form S-1 (File
                        No. 33-4904).
        *10.2-          Lease dated as of September 15, 1989 for 95-111 Binney
                        Street, Cambridge, Massachusetts between Genzyme and the
                        Trustees of the Cambridge East Trust. Filed as Exhibit 10.2
                        to Genzyme's Form 10-K for 1992. First amendment of lease
                        dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's
                        Form 10-K for 1993.
        *10.3-          Lease dated December 20, 1988 for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and the
                        Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31,
                        1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for
                        1988. Addendum dated September 20, 1991 to Lease for
                        Building 1400, One Kendall Square, Cambridge, Massachusetts.
                        Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and
                        April 6, 1993 to Lease for Building 1400, One Kendall
                        Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to
                        Genzyme's Form 10-K for 1993.
        *10.4-          Lease dated December 20, 1988 for Building 700, One Kendall
                        Square, Cambridge, Massachusetts between Genzyme and
                        Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as
                        Exhibit 10.19 to Genzyme's Form 10-K for 1988.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
        *10.5-          Lease dated September 30, 1985 for 51 New York Avenue,
                        Framingham, Massachusetts. Filed as Exhibit 10.8 to
                        Genzyme's Form 10-K for 1990. Amendment No. 1, dated
                        October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts.
                        Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.
        *10.6-          Lease dated April 30, 1990 for 64 Sidney Street, Cambridge,
                        Massachusetts between BioSurface Technology, Inc. and Forest
                        City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to
                        BioSurface's Registration Statement on Form S-1 (File
                        No. 33-55874).
        *10.7-          Sublease Lease dated May 22, 1992 for three buildings at
                        74-84 New York Avenue, Framingham, Massachusetts between
                        Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to
                        Genzyme's Form 10-K for 1993.
        *10.8-          Lease dated May 22, 1992 for three buildings at 74-84 New
                        York Avenue, Framingham, Massachusetts between Genzyme and
                        Mark L. Fins, David J. Winstanley and Bruce A. Gurall,
                        tenants in common. Filed as Exhibit 10.8 to Genzyme's
                        Form 10-K for 1993.
        *10.9-          Lease dated June 1, 1992 for land at Allston Landing,
                        Allston, Massachusetts between Allston Landing Limited
                        Partnership and the Massachusetts Turnpike Authority. Filed
                        as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
       *10.10-          Underlease for Block 13 building at Kings Hill Business Park
                        West Malling Kent among Rouse and Associates Block 13
                        Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit
                        10.11 to Genzyme's Registration Statement on Form 8-B dated
                        December 31, 1991, filed on March 2, 1992.
       *10.11-          Lease dated November 12, 1998 for Metrowest Place, 15
                        Pleasant Street Connector, Framingham, Massachusetts,
                        between Consolidated Group Service Company Limited
                        Partnership and Genzyme. Filed as Exhibit 10.11 to Genzyme's
                        Form 10-K for 1998.
       *10.12-          Agreement of Lease, dated April 18, 1996, between Ridgefield
                        Associates and Biomatrix. Filed as Exhibit 10-3 to
                        Biomatrix's Form 10-Q for the quarter ended June 30, 1996
                        (File No. 19373).**
       *10.13-          Lease dated August 28, 2000 for Building D, Cambridge
                        Research Park, Cambridge, Massachusetts between Genzyme and
                        Kendall Square LLC. Filed as Exhibit 10-1 to Genzyme's
                        Form 10-Q for the quarter ended September 30, 2000.**
       *10.14-          Lease dated August 4, 2000 for Pleasant Street Connector,
                        Framingham, Massachusetts between Genzyme and Fafard Real
                        Estate Development Corp. Filed as Exhibit 10-2 to Genzyme's
                        Form 10-Q for the quarter ended September 30, 2000.
       *10.15-          Lease dated February 28, 1997, between GelTex
                        Pharmaceuticals, Inc. ("GelTex") and J.F. White Properties,
                        Inc. Filed as Exhibit 10-16 to GelTex's Annual Report on
                        Form 10-K for 1996 (File No. 0-26872)
       *10.16-          Purchase and Sale Agreement between Barry L. Solar and
                        Robert L. Solar as Trustees of 211 Second Avenue Realty
                        Trust and GelTex Pharmaceuticals, Inc., dated as of
                        July 26, 1999. Filed as Exhibit 10-4 to GelTex's Form 10-Q
                        for the quarter ended June 30, 1999 (File No. 0-26872).
       *10.17-          Agency Agreement, dated October 21, 1998, Between First
                        Security Bank, N.A. and GelTex. Filed as Exhibit 10-1 to
                        GelTex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998 (File No. 0-26872).
       *10.18-          Lease Agreement, dated October 21, 1998, Between First
                        Security Bank, N.A. and GelTex. Filed as Exhibit 10-2 to
                        GelTex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998 (File No. 0-26872).
       *10.19-          Agreement of Limited Partnership dated as of September 13,
                        1989 between Genzyme Development Corporation II, as General
                        Partner, and each of the Limited Partners named therein.
                        Filed as Exhibit 10(aa) to Genzyme's Registration Statement
                        on Form S-4 (File No. 33-32343).
       *10.20-          Cross License Agreement dated as of September 13, 1989
                        between Genzyme and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-32343).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.21-          Development Agreement dated as of September 13, 1989 between
                        Genzyme and Genzyme Development Partners. Filed as Exhibit
                        10(cc) to Genzyme's Registration Statement on Form S-4 (File
                        No. 33-32343).
       *10.22-          Amendment No. 1 dated January 4, 1994 to Development
                        Agreement dated as of September 13, 1989 between Genzyme and
                        Genzyme Development Partners. Filed as Exhibit 10.14 to
                        Genzyme's Form 10-K for 1993.
       *10.23-          Partnership Purchase Option Agreement dated as of
                        September 13, 1989 between Genzyme, Genzyme Development
                        Corporation II, Genzyme Development Partners, each Class A
                        Limited Partner and the Class B Limited Partner. Filed as
                        Exhibit 10(dd) to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-32343).
       *10.24-          Partnership Purchase Agreement, dated as of November 20,
                        2000 between Genzyme, GDC II, GDP and each Class A Limited
                        Partner. Filed as Exhibit 10.24 to Genzyme's Form 10-K for
                        2000.
       *10.25-          Amended and Restated Joint Venture Agreement between Genzyme and Genzyme Development Partners. Filed as Exhibit 10.1 to
                        Genzyme Development Partners' Form 10-Q for the quarter
                        ended March 31, 1997 (File No. 0-18554).
       *10.26-          Marketing and Distribution Agreement between Genzyme and
                        Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme
                        Development Partners' Form 10-Q for the quarter ended
                        March 31, 1997 (File No. 0-18554).
       *10.27-          Technology License and Supply Agreement dated as of
                        September 8, 1989 between Imedex and Genzyme. Filed as
                        Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
       *10.28-          1998 Director Stock Option Plan, as amended. Filed as
                        Exhibit 10.28 to Genzyme's Form 10-K for 2000.
       *10.29-          1990 Equity Incentive Plan, as amended. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File
                        No. 333-33249).
       *10.30-          1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to
                        Genzyme's Form 10-K for 1999.
       *10.31-          1996 Directors' Deferred Compensation Plan. Filed as Exhibit
                        99.1 to Genzyme's Form S-8 dated August 8, 1997 (File
                        No. 333-33251).
       *10.32-          Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
       *10.33-          Form of Severance Agreement between Genzyme and certain
                        senior executives, together with schedule identifying the
                        provisions applicable to each executive. Filed as Exhibit
                        10.33 to Genzyme's Form 10-K for 1990. Current schedule
                        identifying the executives filed as Exhibit 10.27 to
                        Genzyme's Form 10-K for 1998.
       *10.34-          Form of Indemnification Agreement between Genzyme and
                        certain senior executives, together with schedule
                        identifying the provisions applicable to each executive.
                        Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990.
                        Current schedule identifying the executives filed as Exhibit
                        10.28 to Genzyme's Form 10-K for 1998.
       *10.35-          Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to
                        Genzyme's Form 10-Q for the quarter ended March 31, 1996.
       *10.36-          Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to
                        Genzyme's Form 10-K for 1998.
       *10.37-          Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to Genzyme's
                        form 10-K for 1998.
       *10.38-          Consulting Agreement dated July 1, 1998 between Genzyme and
                        Henry E. Blair. Filed as Exhibit 10.32 to Genzyme's Form
                        10-K for 1998.
       *10.39-          Technology Transfer Agreement between Genzyme and Genzyme
                        Transgenics Corporation ("GTC") dated as of May 1, 1993.
                        Filed as Exhibit 2.1 to the Registration Statement on
                        Form S-1 of GTC (File No. 33-62872).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.40-          Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the
                        Registration Statement on Form S-1 of GTC (File
                        No. 33-62872).
       *10.41-          Services Agreement between Genzyme and GTC dated as of
                        May 1, 1993. Filed as Exhibit 10.2 to the Registration
                        Statement on Form S-1 of GTC (File No. 33-62872).
       *10.42-          Series A Convertible Preferred Stock Purchase Agreement
                        between Genzyme and GTC dated as of May 1, 1993. Filed as
                        Exhibit 10.5 to the Registration Statement on Form S-1 of
                        GTC (File No. 33-62872).
       *10.43-          Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC.
                        Filed as Exhibit 10.37 to GTC's Form 10-K for 1997 (File
                        No. 0-21794).
       *10.44-          Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998 by and among Genzyme and GTC. Filed as
                        Exhibit 10.52.1 to GTC's Form 10-K for 1997 (File
                        No. 0-21794).**
       *10.45-          Purchase Agreement dated as of January 1, 1998 by and
                        between Genzyme and GTC. Filed as Exhibit 10.52.2 to GTCs'
                        Form 10-K for 1997 (File No. 0-21794).**
       *10.46-          Collaboration Agreement dated as of January 1, 1997 by and among Genzyme, GTC and ATIII LLC. Filed as Exhibit 10.52.3 to Genzyme Transgenics' Form 10-K for 1997 (File
                        No. 0-21794) and incorporated herein by reference.**
       *10.47-          Amended and Restated Credit Agreement dated April 1, 2000
                        among Genzyme and those of its subsidiaries party thereto,
                        Fleet National Bank, as Administrative Agent. Filed as
                        Exhibit 99.2 to Genzyme's Form 8-K filed on January 2, 2001.
       *10.48-          Amended and Restated Collaboration Agreement dated as of
                        April 1, 2000 by and among Genzyme, GelTex and RenaGel LLC.
                        Filed as Exhibit 10.1 to GelTex's Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26872).**
       *10.49-          Purchase Agreement dated as of June 17, 1997 by and between
                        Genzyme and GelTex. Filed as Exhibit 10.19 to GelTex's
                        Form 10-Q for the quarter ended June 30, 1997 (File
                        No. 0-26872).**
       *10.50-          Amended and Restated Operating Agreement of RenaGel LLC
                        dated as of April 1, 2000 by and among Genzyme, GelTex and
                        RenaGel, Inc. Filed as Exhibit 10.2 to GelTex's Form 10-Q
                        for the quarter ended June 30, 2000 (File No. 0-26872).
       *10.51-          Contract Manufacturing Agreement between GelTex and The Dow
                        Chemical Company. Filed as Exhibit 10.17 to GelTex's
                        Form 10-Q for the quarter ended March 31, 1997 (File
                        No. 0-26872).
       *10.52-          License Agreement between GelTex and Nitto Boseki Co., LTD., dated as of June 9, 1997. Filed as Exhibit 10.21 to
                        GelTex's Form 10-Q for the quarter ended June 30, 1997 (File
                        No. 0-26872).
       *10.53-          Manufacturing and Supply Agreement (United States) between
                        RenaGel LLC and Circa Pharmaceuticals, Inc., dated as of
                        July 31, 1998. Filed as Exhibit 10.4 to GelTex's Form 10-Q
                        for the quarter ended June 30, 1998 (File No. 0-26872).
       *10.54-          Supply Agreement dated as of November 9, 1999 by and between
                        Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32
                        to GelTex's Form 10-K for 1999 (File No. 0-26872).
       *10.55-          GT 102-279 Collaboration Agreement between GelTex and Sankyo
                        Pharma, Inc. dated as of December 23, 1999. Filed as Exhibit
                        10.34 to GelTex's Form 10-K/A for 1999 filed on November 7,
                        2000 (File No. 0-26872).**
       *10.56-          Collaboration Agreement between GelTex and Sankyo Pharma,
                        Inc. dated as of December 23, 1999. Filed as Exhibit 10.34 to GelTex's Form 10-K/A for 1999 filed on November 7, 2000
                        (File No. 0-26872).**
       *10.57-          Purchase Agreement dated as of August 29, 1997 by and among
                        Genzyme Corporation and the entities listed on the signature pages thereto. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 1997.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
       *10.58-          Collaboration Agreement dated September 4, 1998 among
                        Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and
                        BioMarin/Genzyme LLC. Previously filed as Exhibit 10.24 to
                        BioMarin's Registration Statement on Form S-1 (File
                        No. 333-77701) and incorporated herein by reference.
       *10.59-          Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Previously filed as Exhibit 10.25 to
                        BioMarin's Registration Statement on Form S-1 (File
                        No. 333-77701).
       *10.60-          Operating Agreement of BioMarin/Genzyme LLC. Filed as
                        Exhibit 10.30 to BioMarin's Registration Statement on
                        Form S-1 (File No. 333-77701).
       *10.61-          United States Licensing Agreement dated February 7, 1997
                        between Biomatrix and American Home Products Corp. ("AHP").
                        Filed as Exhibit 10.1 to Biomatrix's Form 10-Q for the
                        quarter ended March 31, 1997**
       *10.62-          International Licensing Agreement dated February 7, 1997
                        between Biomatrix and AHP. Filed as Exhibit 10.2 to
                        Biomatrix's Form 10-Q for the quarter ended March 31, 1997**
       *10.63-          Supply Agreement dated February 7, 1997 between Biomatrix
                        and AHP. Filed as Exhibit 10.3 to Biomatrix's Form 10-Q for
                        the quarter ended March 31, 1997**
       *10.64-          Trademark License Agreement dated February 7, 1997 between
                        Biomatrix and AHP. Filed as Exhibit 10.4 to Biomatrix's
                        Form 10-Q for the quarter ended March 31, 1997**
       *10.65-          Agreement and Plan of Merger, dated March 6, 2000, among
                        Genzyme, Seagull Merger Corporation and Biomatrix, as
                        amended through October 25, 2000. Filed as Annex A to
                        Amendment No. 2 to Genzyme's Registration Statement on
                        Form S-4 (File No. 33-34972) filed on October 27, 2000.
       *10.66-          Agreement and Plan of Merger, dated September 11, 2000,
                        among Genzyme, Titan Acquisition Corp. and GelTex as
                        amended. Filed as Exhibit 99.1 to Genzyme's Current Report on Form 8-K dated September 11, 2000.
        *13.1-          Portions of the 2000 Genzyme General Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K/A. Filed as Exhibit 13.1 to Genzyme's Form 10-K
                        for 2000.
        *13.2-          Portions of the 2000 Genzyme General Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K/A. Filed as Exhibit 13.2 to Genzyme's Form 10-K
                        for 2000.
        *13.3-          Portions of the 2000 Genzyme Biosurgery Annual Report
                        incorporated by reference into Parts I, II and IV of this
                        Form 10-K/A. Filed as Exhibit 13.3 to Genzyme's Form 10-K
                        for 2000.
        *13.4-          Portions of the 2000 Genzyme Molecular Oncology Annual
                        Report incorporated by reference into Parts I and II of this
                        Form 10-K/A. Filed as Exhibit 13.4 to Genzyme's Form 10-K
                        for 2000.
          *21-          Subsidiaries of the Registrant. Filed as Exhibit 21 to
                        Genzyme's Form 10-K for 2000.
        *23.1-          Consent of PricewaterhouseCoopers LLP. Filed as
                        Exhibit 23.1 to Genzyme's Form 10-K for 2000.
         23.2-          Consent of PricewatehouseCoopers LLP relating to the Annual
                        Report of Genzyme Corporation 401(k) Plan on Form 10-K/A.
                        Filed herewith.
        *99.1-          Management and Accounting Policies Governing the
                        Relationship of Genzyme Divisions. Filed as Exhibit 3 to
                        Genzyme's Registration Statement on Form 8-A dated
                        December 19, 2000 (File No. 333-31548).
        *99.2-          Factors Affecting Future Operating Results. Filed as
                        Exhibit 99.2 to Genzyme's Form 10-K for 2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
         99.3-          Genzyme Corporation 401(k) Plan financial statements and
                        supplemental schedules to accompany 2000 Form 5500 Annual
                        Report of Employee Benefit Plan under Employee Retirement
                        Income Security Act of 1974 (the "ERISA of 1974") as of
                        December 31, 2000 and 1999 and for the year ended
                        December 31, 2000. Filed herewith.

------------------------

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

** Confidential treatment has been granted for the deleted portions of Exhibits 10.12, 10.13, 10.27, 10.44-10.46, 10.48, 10.49, 10.55, 10.56 and
    10.61-10.64.