Form 10-Q
period 2001-06-30
GENZYME CORP
filed 2001-08-14
CIK 732485

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-14680

                            ------------------------

                              GENZYME CORPORATION

             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                               06-1047163
      (State or other jurisdiction             (IRS Employer Identification No.)
    of incorporation or organization)

     ONE KENDALL SQUARE, CAMBRIDGE,                          02139
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

The number of shares outstanding of each of the issuer's series of common stock as of July 31, 2001:

Genzyme General Division Common Stock.......................         207,640,118
Genzyme Biosurgery Division Common Stock....................          39,366,313
Genzyme Molecular Oncology Division Common Stock............          16,674,396

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

    - planned acquisition of Novazyme Pharmaceuticals, Inc. and the expected timing of the transaction;

    - planned redemption of our $21.2 million 5% convertible debentures;

    - planned acquisition of the Class B limited partnership interests of Genzyme Development Partners, L.P.;

    - expected future revenues, operations and expenditures;

    - product development and commercialization plans and expected timetables;
      and

    - projected cash needs.

    These statements are only expectations of future results. These statements are subject to risks and uncertainties, and our actual results may differ significantly from those that are described in this report on Form 10-Q. These risks and uncertainties include:

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

    - the FDA's response to the additional data and clarification we submitted in connection with our Biologics License Application submission for Fabrazyme-TM- enzyme;

    - our ability to expand manufacturing capacity for sevelamer hydrochloride for Renagel-Registered Trademark- capsules and tablets;

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

    - the operational integration and other risks associated with acquisitions;

    - the satisfaction of conditions to closing the proposed acquisition of Novazyme and the timing thereof; and

    - the conditions in the financial markets relevant to the proposed acquisition of Novazyme.

    For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000 (our "2000 Form 10-K").

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

NOTE REGARDING TRADEMARKS

    GENZYME-Registered Trademark-, CEREZYME-Registered Trademark-, CEREDASE-Registered Trademark-, THYROGEN-Registered Trademark-, CARTICEL-Registered Trademark-, EPICEL-Registered Trademark- and SNOWDEN-PENCER-Registered Trademark- are registered trademarks of Genzyme. SAGE-TM-, SEPRA-TM-, SEPRAFILM-TM-, SEPRAMESH-TM-, SEPRAGEL-TM- and FABRAZYME-TM- are trademarks of Genzyme. GENZYME-Registered Trademark- is a registered service mark of Genzyme. RENAGEL-Registered Trademark- is a registered trademark of GelTex Pharmaceuticals, Inc.
SYNVISC-Registered Trademark-, HYLAFORM-Registered Trademark- and HYLAGEL-Registered Trademark- are registered trademarks of Genzyme Biosurgery Corporation. FOCALSEAL-Registered Trademark- is a registered trademark of Focal, Inc. NEUROCELL-TM- is a trademark of Diacrin/Genzyme LLC. ALDURAZYME-TM-is a trademark of BioMarin/Genzyme LLC. WELCHOL-TM- is a trademark of Sankyo Pharma Inc.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 2001
                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

  GENZYME CORPORATION AND SUBSIDIARIES
    Unaudited, Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 2001 and 2000..........................      1
    Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
     December 31, 2000................................................      3
    Unaudited, Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2001 and 2000..............................      4
    Notes to Unaudited, Consolidated Financial Statements.............      5

  GENZYME GENERAL
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2001 and 2000..............................     22
    Combined Balance Sheets as of June 30, 2001 (unaudited) and
     December 31, 2000................................................     23
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2001 and 2000.....................................     24
    Notes to Unaudited, Combined Financial Statements.................     25

  GENZYME BIOSURGERY
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2001 and 2000..............................     34
    Combined Balance Sheets as of June 30, 2001 (unaudited) and
     December 31, 2000................................................     35
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2001 and 2000.....................................     36
    Notes to Unaudited, Combined Financial Statements.................     37

  GENZYME MOLECULAR ONCOLOGY
    Unaudited, Combined Statements of Operations for the Three and Six
     Months Ended June 30, 2001 and 2000..............................     42
    Combined Balance Sheets as of June 30, 2001 (unaudited) and
     December 31, 2000................................................     43
    Unaudited, Combined Statements of Cash Flows for the Six Months
     Ended June 30, 2001 and 2000.....................................     44
    Notes to Unaudited, Combined Financial Statements.................     45

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     46

ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     92

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds...................     93

ITEM 4.   Submission of Matters to a Vote of Security Holders.........     94

ITEM 6.   Exhibits and Reports on Form 8-K............................     96

Signatures............................................................     98

PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
Revenues:
  Net product sales.........................................  $273,473   $201,439   $524,303   $385,860
  Net service sales.........................................    24,235     21,347     47,995     42,313
  Revenues from research and development contracts:
    Related parties.........................................     1,313        157      1,632        303
    Other...................................................     1,620        970      4,972      3,567
                                                              --------   --------   --------   --------
      Total revenues........................................   300,641    223,913    578,902    432,043
                                                              --------   --------   --------   --------
Operating costs and expenses:
  Cost of products sold.....................................    79,600     53,643    156,132    101,902
  Cost of services sold.....................................    13,428     11,967     26,849     23,818
  Selling, general and administrative.......................   103,666     67,428    194,780    128,979
  Research and development (including research and
    development related to contracts).......................    62,414     28,577    119,524     84,276
  Amortization of intangibles...............................    30,174      5,684     59,165     11,782
  Purchase of in-process research and development...........     8,768         --      8,768         --
                                                              --------   --------   --------   --------
      Total operating costs and expenses....................   298,050    167,299    565,218    350,757
                                                              --------   --------   --------   --------
Operating income............................................     2,591     56,614     13,684     81,286
                                                              --------   --------   --------   --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........   (11,796)   (11,313)   (20,811)   (19,446)
  Gain on affiliate sale of stock...........................        --         --         --     20,270
  Gain (loss) on sale of investments in equity securities...    (1,532)    14,165     (1,532)    14,165
  Minority interest in net loss of subsidiary...............       725      1,352      1,999      2,208
  Other.....................................................      (133)     5,193     (3,843)     5,195
  Investment income.........................................    12,493     10,631     22,641     20,575
  Interest expense..........................................   (10,766)    (3,836)   (22,136)    (7,775)
                                                              --------   --------   --------   --------
      Total other income (expenses).........................   (11,009)    16,192    (23,682)    35,192
                                                              --------   --------   --------   --------
Income (loss) before income taxes...........................    (8,418)    72,806     (9,998)   116,478
Benefit from (provision for) income taxes...................     2,064    (23,314)     2,734    (35,168)
                                                              --------   --------   --------   --------
Net income (loss) before cumulative effect of change in
  accounting principle......................................    (6,354)    49,492     (7,264)    81,310
Cumulative effect of change in accounting principle, net of
  tax.......................................................        --         --      4,167         --
                                                              --------   --------   --------   --------
Net income (loss)...........................................  $ (6,354)  $ 49,492   $ (3,097)  $ 81,310
                                                              ========   ========   ========   ========
Comprehensive income (loss), net of tax:
  Net income (loss).........................................  $ (6,354)  $ 49,492   $ (3,097)  $ 81,310
                                                              --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................    (3,723)      (132)   (17,844)   (10,355)
                                                              --------   --------   --------   --------
    Unrealized gain (loss) on interest rate swap contract,
      net of tax............................................        52         --       (455)        --
                                                              --------   --------   --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...    21,654    (47,925)      (987)     4,374
      Reclassification adjustment for (gains) losses
        included in net income..............................       973     (5,501)       973     (5,501)
                                                              --------   --------   --------   --------
      Unrealized gains (losses) on securities, net..........    22,627    (53,426)       (14)    (1,127)
                                                              --------   --------   --------   --------
  Other comprehensive income (loss).........................    18,956    (53,558)   (18,313)   (11,482)
                                                              --------   --------   --------   --------
Comprehensive income (loss).................................  $ 12,602   $ (4,066)  $(21,410)  $ 69,828
                                                              ========   ========   ========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
NET INCOME (LOSS) PER SHARE:
  ALLOCATED TO GENZYME GENERAL STOCK:
  Net income before cumulative effect of change in
    accounting principle....................................  $ 21,718   $ 63,990   $ 46,863   $109,299
  Cumulative effect of change in accounting principle, net
    of tax..................................................        --         --      4,167         --
                                                              --------   --------   --------   --------
  Genzyme General net income................................    21,718     63,990     51,030    109,299
    Tax benefit allocated from Genzyme Biosurgery...........     9,627      4,604     17,743      9,836
    Tax benefit allocated from Genzyme Molecular Oncology...     3,854      2,441      6,680      3,537
                                                              --------   --------   --------   --------
      Net income allocated to Genzyme General Stock.........  $ 35,199   $ 71,035   $ 75,453   $122,672
                                                              ========   ========   ========   ========
  Net income per share of Genzyme General Stock:
    Basic:
      Net income per share before cumulative effect of
        change in accounting principle......................  $   0.18   $   0.42   $   0.37   $   0.72
      Per share cumulative effect of change in accounting
        principle, net of tax...............................        --         --       0.02         --
                                                              --------   --------   --------   --------
      Net income per share allocated to Genzyme General
        Stock...............................................  $   0.18   $   0.42   $   0.39   $   0.72
                                                              ========   ========   ========   ========
    Diluted:
      Net income per share before cumulative effect of
        change in accounting principle......................  $   0.17   $   0.39   $   0.35   $   0.67
      Per share cumulative effect of change in accounting
        principle, net of tax...............................        --         --       0.02         --
                                                              --------   --------   --------   --------
      Net income per share allocated to Genzyme General
        Stock...............................................  $   0.17   $   0.39   $   0.37   $   0.67
                                                              ========   ========   ========   ========
    Weighted average shares outstanding:
      Basic.................................................   196,423    169,897    194,086    169,450
                                                              ========   ========   ========   ========
      Diluted...............................................   205,685    190,088    203,290    189,770
                                                              ========   ========   ========   ========
  ALLOCATED TO BIOSURGERY STOCK:
    Net loss................................................  $(37,608)             $(72,935)
    Allocated tax benefit...................................     4,386                 8,990
                                                              --------              --------
    Net loss allocated to Biosurgery Stock..................  $(33,222)             $(63,945)
                                                              ========              ========
    Net loss per share of Biosurgery Stock--basic and
      diluted...............................................  $  (0.91)             $  (1.75)
                                                              ========              ========
    Weighted average shares outstanding.....................    36,659                36,531
                                                              ========              ========
  ALLOCATED TO MOLECULAR ONCOLOGY STOCK:
    Net loss................................................  $ (8,331)  $ (7,363)  $(14,605)  $(12,420)
                                                              ========   ========   ========   ========
    Net loss per share of Molecular Oncology Stock--basic
      and diluted...........................................  $  (0.52)  $  (0.54)  $  (0.91)  $  (0.92)
                                                              ========   ========   ========   ========
    Weighted average shares outstanding.....................    16,088     13,626     15,998     13,561
                                                              ========   ========   ========   ========
  ALLOCATED TO SURGICAL PRODUCTS STOCK:
    Net loss................................................             $(10,367)             $(20,410)
                                                                         ========              ========
    Net loss per share of Surgical Products Stock--basic and
      diluted...............................................             $  (0.70)             $  (1.37)
                                                                         ========              ========
    Weighted average shares outstanding.....................               14,905                14,880
                                                                         ========              ========
  ALLOCATED TO TISSUE REPAIR STOCK:
    Net loss................................................             $ (4,031)             $ (9,002)
                                                                         ========              ========
    Net loss per share of Tissue Repair Stock--basic and
      diluted...............................................             $  (0.14)             $  (0.31)
                                                                         ========              ========
    Weighted average shares outstanding.....................               28,666                28,598
                                                                         ========              ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  439,304     $  236,213
  Short-term investments....................................      98,834        104,586
  Accounts receivable, net..................................     238,204        205,094
  Inventories...............................................     166,146        170,341
  Prepaid expenses and other current assets.................      44,627         37,681
  Deferred tax assets--current..............................      47,021         46,836
                                                              ----------     ----------
      Total current assets..................................   1,034,136        800,751
Property, plant and equipment, net..........................     553,358        504,412
Long-term investments.......................................     456,036        298,841
Notes receivable--related party.............................      10,327         10,350
Intangibles, net............................................   1,573,563      1,539,782
Investments in equity securities............................     116,599        121,251
Other noncurrent assets.....................................      52,817         42,713
                                                              ----------     ----------
      Total assets..........................................  $3,796,836     $3,318,100
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   33,543     $   26,165
  Accrued expenses..........................................     139,375        139,683
  Income taxes payable......................................      51,687         46,745
  Deferred revenue..........................................       3,044          8,609
  Current portion of long-term debt and capital lease
    obligations.............................................      20,435         19,897
                                                              ----------     ----------
      Total current liabilities.............................     248,084        241,099
Long-term debt and capital lease obligations................     230,674        381,560
Convertible notes and debentures............................     609,210        283,680
Deferred tax liabilities....................................     225,144        230,384
Other noncurrent liabilities................................       7,672          6,236
                                                              ----------     ----------
      Total liabilities.....................................   1,320,784      1,142,959
                                                              ----------     ----------
Stockholders' equity:
  Genzyme General Stock, $0.01 par value....................       2,074            956
  Biosurgery Stock, $0.01 par value.........................         394            364
  Molecular Oncology Stock, $0.01 par value.................         167            159
  Treasury Stock--Genzyme General-at cost...................        (901)          (901)
  Additional paid-in capital--Genzyme General Stock.........   2,006,823      1,269,284
  Additional paid-in capital--Biosurgery Stock..............     448,588        823,353
  Additional paid-in capital--Molecular Oncology Stock......      61,759        111,484
  Deferred compensation.....................................      (4,905)        (9,943)
  Notes receivable from stockholders........................     (11,682)       (14,760)
  Accumulated deficit.......................................      (8,835)        (5,738)
  Accumulated other comprehensive income (loss).............     (17,430)           883
                                                              ----------     ----------
    Total stockholders' equity..............................   2,476,052      2,175,141
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $3,796,836     $3,318,100
                                                              ==========     ==========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (3,097)  $  81,310
  Reconciliation of net income (loss) to net cash provided
    by operating activities:
    Depreciation and amortization...........................     78,025      32,838
    Non-cash compensation expense...........................      4,972          --
    Charge for in-process research and development..........      8,768          --
    Provision for bad debts.................................      1,825       4,311
    Note received from a collaborator.......................         --     (10,000)
    Minority interest in net loss of subsidiary.............     (1,999)     (2,208)
    Equity in net loss of unconsolidated affiliates.........     20,811      19,446
    Gain on affiliate sale of stock.........................         --     (20,270)
    (Gain) loss on sale of investments in equity
      securities............................................      1,532     (14,165)
    Deferred income tax expense (benefit)...................    (14,811)      4,668
    Other...................................................     (1,167)       (253)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (39,734)    (21,718)
      Inventories...........................................     11,252     (12,507)
      Prepaid expenses and other current assets.............      1,321      (3,764)
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................     (4,969)     12,274
                                                              ---------   ---------
      Net cash provided by operating activities.............     62,729      69,962
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (359,534)   (322,868)
  Sales and maturities of investments.......................    210,764     330,971
  Acquisitions, net of acquired cash........................    (83,420)         --
  Purchases of equity securities............................     (8,318)     (5,000)
  Purchase of property, plant and equipment.................    (72,067)    (35,859)
  Investments in unconsolidated affiliates..................    (22,744)    (12,856)
  Other.....................................................        785        (770)
                                                              ---------   ---------
      Net cash used in investing activities.................   (334,534)    (46,382)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     59,079      30,965
  Payments of notes receivable from stockholders............      3,204          --
  Proceeds from issuance of debt............................    562,062          --
  Payments of debt and capital lease obligations............   (151,303)     (5,000)
  Bank overdraft............................................      2,007          --
  Other.....................................................      2,403       2,054
                                                              ---------   ---------
      Net cash provided by financing activities.............    477,452      28,019
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................     (2,556)     (3,025)
                                                              ---------   ---------
Increase in cash and cash equivalents.......................    203,091      48,574
Cash and cash equivalents at beginning of period............    236,213     130,156
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 439,304   $ 178,730
                                                              =========   =========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Our unaudited, consolidated financial statements for each period include the balance sheets, statements of operations and cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2. ACQUISITIONS

    CLASS A LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT PARTNERS, L.P.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of Genzyme Development Partners, L.P., which we refer to as GDP, for a payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM- products. We allocated the acquired limited partnership interests of GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to us. The acquisition was accounted for as a purchase, and the purchase price was allocated to the fair value of the intangible assets acquired as follows (amounts in thousands):

Patents (to be amortized over 8 years)......................  $ 5,909
Trademarks (to be amortized over 10 years)..................    2,755
Technology (to be amortized over 10 years)..................    8,827
Goodwill (to be amortized over 10 years)....................    8,234
                                                              -------
    Total...................................................  $25,725
                                                              =======

Accordingly, the results of operations of GDP are included in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from the date of acquisition.

    WYNTEK DIAGNOSTICS, INC.

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc., for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and the combined financial statements of Genzyme General from the date of acquisition.

                      GENZYME CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Cash paid...................................................  $65,000
Acquisition costs...........................................      234
                                                              -------
    Total purchase price....................................  $65,234
                                                              =======

Cash and cash equivalents...................................  $ 4,974
Current assets..............................................    4,966
Property, plant and equipment...............................    1,843
Deferred tax assets.........................................    2,312
Intangible assets (to be amortized over 5 to 10 years)......   39,444
In-process research and development.........................    8,768
Goodwill (to be amortized over 10 years)....................   19,908
Deferred tax liability......................................  (14,197)
Assumed liabilities.........................................   (2,784)
                                                              -------
    Allocated purchase price................................  $65,234
                                                              =======

    In connection with the acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to in-process research and development or IPR&D. Our management assumes responsibility for determining the IPR&D valuation and expects the final valuation will be completed upon closing the transaction. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. A discount rate consistent with the risks of the project was used to estimate the present value of cash flows. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying total estimated revenue for IPR&D by the percentage of completion of the purchased research and development project at the time of acquisition.

    The nature of the efforts to develop the purchased IPR&D into commercially viable products, principally relates to the completion and/or acceleration of existing development programs, including the mandatory completion of several phases of clinical trials and the costs necessary to manage the projects and trials. Assuming the approval of the product by the FDA, costs related to the wide scale manufacturing, distribution, and marketing of the product are included in the projection. The resulting net cash flows from such project are based on our management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, and the anticipated income tax effect.

    The discounting of net cash flows back to their present value is based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate utilized in discounting the net cash flows from

                      GENZYME CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
purchased IPR&D was 25%. This discount rate is higher than our WACC due to the inherent uncertainties surrounding the successful development of the purchased IPR&D.

    The forecast data employed in the analyses was based upon product level forecast information we obtained from numerous internal and external resources. These resources included external market research and internal experts. Our senior management reviewed and challenged the forecast data and related assumptions and utilized the information in analyzing IPR&D. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, our management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

    In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the three and six months ended June 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek is currently developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The device will be used to read reaction strips at the patient's bedside or in an emergency room setting. Wyntek expects to complete the regulatory review process and file its application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product. A discount rate of 25% was used in valuing the projected cash flows.

    FOCAL, INC.

    In January 2001, Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated this investment to Genzyme Biosurgery. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common

                      GENZYME CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as merger consideration. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase.

    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Issuance of 2.1 million shares of Biosurgery Stock..........  $ 9,450
Issuance of options to purchase 231,566 shares of Biosurgery
  Stock.....................................................      351
Acquisition costs...........................................      638
Existing equity investment in Focal.........................    5,488
Cash paid to selling security holder........................       11
                                                              -------
    Total purchase price....................................  $15,938
                                                              =======

Cash and cash equivalents...................................  $ 2,331
Current assets..............................................    6,003
Property, plant and equipment...............................    1,818
Notes receivable from related party.........................      168
Intangible assets (to be amortized over 3 to 12 years)......    7,909
Goodwill (to be amortized over 12 years)....................      615
Assumed liabilities.........................................   (3,273)
Notes receivable from stockholders..........................      367
                                                              -------
      Allocated purchase price..............................  $15,938
                                                              =======

    UNAUDITED PRO FORMA FINANCIAL SUMMARY

    In December 2000, we acquired GelTex, a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. In
December 2000, we also acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic biomaterials for use in orthopedic and other medical applications. The following unaudited pro forma financial summary is presented as if the acquisitions of GelTex, Biomatrix, Wyntek and Focal were completed as of January 1, 2001 and 2000. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at those dates, or of the future operations of the combined entities. Material nonrecurring charges, such as the acquired in-process research and development charges of $118.0 million resulting from the acquisition of GelTex, $82.1 million resulting from the

                      GENZYME CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
acquisition of Biomatrix and $8.8 million resulting from the acquisition of Wyntek, are not reflected in the following pro forma financial summary:

                                                    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                ---------------------------------
                                                     2001              2000
                                                ---------------   ---------------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS)
Total revenues................................      $587,461          $524,610

Income before extraordinary items and
  cumulative effect of change in accounting
  principle...................................       (12,162)            2,015

Net income (loss).............................        (7,995)            2,015

Net income allocated to Genzyme General Stock:
  Net income allocated to Genzyme General
    Stock before cumulative effect of change
    in accounting principle...................      $ 73,140          $ 83,607
  Cumulative effect of change in accounting
    principle, net of tax.....................         4,167                --
                                                    --------          --------
  Net income allocated to Genzyme General
    Stock.....................................      $ 77,370          $ 83,607
                                                    ========          ========

Net income per share allocated to Genzyme
  General Stock:
  Basic:
    Net income per share before cumulative
      effect of change in accounting
      principle...............................      $   0.38          $   0.47
    Per share cumulative effect of change in
      accounting principle, net of tax........          0.02                --
                                                    --------          --------
    Net income per share allocated to Genzyme
      General Stock...........................      $   0.40          $   0.47
                                                    ========          ========
  Diluted:
    Net income per share before cumulative
      effect of change in accounting
      principle...............................      $   0.36          $   0.45
    Per share cumulative effect of change in
      accounting principle, net of tax........          0.02                --
                                                    --------          --------
    Net income per share allocated to Genzyme
      General Stock...........................      $   0.38          $   0.45
                                                    ========          ========

Net loss allocated to Biosurgery Stock........      $(83,484)         $(74,009)
                                                    ========          ========
Net loss per share allocated to Genzyme
  Biosurgery Stock--basic and diluted.........      $   2.16          $  (1.93)
                                                    ========          ========

                      GENZYME CORPORATION AND SUBSIDIARIES

3. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $ 50,986      $ 51,545
Work-in-process......................................      85,306        73,520
Finished products....................................      29,854        45,276
                                                         --------      --------
    Total............................................    $166,146      $170,341
                                                         ========      ========

4. PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustments. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of purchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million it had drawn under our revolving credit facility in December 2000 to finance a portion of the cash component of the consideration for the GelTex acquisition. We expect to utilize the remaining proceeds from the sale of the debentures for Genzyme General's working capital and general corporate purposes.

5. REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    In June 2001, we completed the redemption of our $250.0 million 5 1/4% convertible subordinated notes due 2005. Prior to the redemption date, holders of the notes elected to convert substantially all of the principal of the notes into approximately 12,597,000 shares of Genzyme General Stock, 685,000 shares of Biosurgery Stock and 682,000 shares of Molecular Oncology Stock. On June 15, 2001, the redemption date, we redeemed the remaining notes using cash allocated to Genzyme General.

6. DERIVATIVE FINANCIAL INSTRUMENTS

    On January 1, 2001, we adopted Statement of Financial Accounting Standards or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

                      GENZYME CORPORATION AND SUBSIDIARIES

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations for the six months ended June 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts were not significant. For the three months ended June 30, 2001, we recorded a charge of $0.2 million in other expense to reflect the change in value of certain common stock warrants from April 1, 2001 to June 30, 2001. For the six months ended June 30, 2001, we recorded a charge of $3.8 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to June 30, 2001. We also recorded a charge of $0.5 million in other comprehensive income for the six months ended June 30, 2001 to reflect the change in value of our interest rate swap contract during the period, net of tax.

    In the normal course of business, we manage risks associated with foreign exchange rates, interest rates and equity prices through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative financial instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes.

7. TAX BENEFIT (PROVISION)

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Benefit from (provision for)
  income taxes....................   $2,064    $(23,314)     (109)%     $2,734    $(35,168)     (108)%
Effective tax rate................      25%        32%                     27%         30%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The decrease in our effective tax rate for both the three and six months ended June 30, 2001, as compared to the same periods a year ago, was primarily attributable to increased losses from Genzyme Biosurgery and a charge of $8.8 million for in-process research and development resulting from our acquisition of Wyntek in June 2001, offset in part by an increase in non-deductible amortization of intangibles consisting largely of goodwill resulting from our acquisitions of GelTex and Biomatrix in December 2000. The tax benefit for the three and six months ended June 30, 2001 includes a $2.2 million benefit resulting from the release of excess tax reserves.

                      GENZYME CORPORATION AND SUBSIDIARIES

8. NET INCOME (LOSS) PER SHARE

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

    We calculate the income tax provision of each division as if that division were a separate taxpayer, which process includes assessing realizability of deferred tax assets at the division level. Our management and accounting policies provide that, if as of the end of any fiscal quarter, a division cannot use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, were:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                        -------------------   -------------------
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS)
Tax benefits allocated from:
  Genzyme Biosurgery..................  $ 9,627     $4,604    $17,743    $ 9,836
  Genzyme Molecular Oncology..........    3,854      2,441      6,680      3,537
                                        -------     ------    -------    -------
    Total.............................  $13,481     $7,045    $24,423    $13,373
                                        =======     ======    =======    =======

    In the three and six months ended June 30, 2001, we allocated $4.4 million and $9.0 million of tax benefits to Genzyme Biosurgery due to changes in the deferred tax liability established for our acquisition of Biomatrix in December 2000. In future periods, Genzyme Biosurgery or Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with generally accepted accounting principles. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with the management and accounting policies, the benefit will be reflected as a reduction of net income to determine net income attributable to Biosurgery Stock or Molecular Oncology Stock. As of June 30, 2001, the total tax benefits previously allocated to Genzyme General were (in thousands):

Genzyme Biosurgery..........................................  $186,462
Genzyme Molecular Oncology..................................    31,204

                      GENZYME CORPORATION AND SUBSIDIARIES

8. NET INCOME (LOSS) PER SHARE (CONTINUED)
GENZYME GENERAL STOCK

TWO-FOR-ONE STOCK SPLIT

    At our annual meeting on May 31, 2001, our shareholders approved an amendment to our charter which increased the total number of authorized shares of Genzyme common stock from 390,000,000 to 690,000,000 and increased the number of such shares designated as Genzyme General Stock from 200,000,000 to 500,000,000. On June 1, 2001, we completed a two-for-one split of Genzyme General Stock by means of a 100% stock dividend paid to Genzyme General division stockholders of record on May 24, 2001. We distributed a total of 97,184,967 shares of Genzyme General Stock to Genzyme General division stockholders in connection with the stock split. All share and per share amounts for Genzyme General Stock have been retroactively revised for all periods presented to reflect the two-for-one split.

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              ---------------------   -------------------
                                                                2001        2000        2001       2000
                                                              ---------   ---------   --------   --------
                                                                   (UNAUDITED, AMOUNTS IN THOUSANDS)
Genzyme General net income before cumulative effect of
  change in accounting principle............................  $ 21,718    $ 63,990    $ 46,863   $109,299
Cumulative effect of change in accounting principle, net of
  tax(1)....................................................        --          --       4,167         --
                                                              --------    --------    --------   --------
Genzyme General net income..................................    21,718      63,990      51,030    109,299
Tax benefit allocated from Genzyme Biosurgery...............     9,627       4,604      17,743      9,836
Tax benefit allocated from Genzyme Molecular Oncology.......     3,854       2,441       6,680      3,537
                                                              --------    --------    --------   --------
Net income allocated to Genzyme General Stock--basic........    35,199      71,035      75,453    122,672
Effect of dilutive securities, net of tax(2):
5 1/4% convertible subordinated notes:
  Interest expense..........................................        --       2,250          --      4,358
  Amortization of purchasers' discount and offering
    costs(3)................................................        --         161          --        311
5% convertible subordinated debentures:
  Interest expense..........................................        --         179          --        350
  Amortization of debt offering costs(4)....................        --          30          --         60
                                                              --------    --------    --------   --------
Net income allocated to Genzyme General Stock--diluted......  $ 35,199    $ 73,655    $ 75,453   $127,751
                                                              ========    ========    ========   ========
Shares used in computing net income per common
  share--basic..............................................   196,423     169,897     194,086    169,450
Effect of dilutive securities:
  Stock options(5)..........................................     9,195       6,305       9,123      6,434
  Warrants..................................................        67          --          81         --
  5 1/4% convertible subordinated notes(2)..................        --      12,626          --     12,626
  5% convertible subordinated debentures(2).................        --       1,260          --      1,260
                                                              --------    --------    --------   --------
    Dilutive potential common shares........................     9,262      20,191       9,204     20,320
                                                              --------    --------    --------   --------
Shares used in computing net income per common share--
  diluted(6)................................................   205,685     190,088     203,290    189,770
                                                              ========    ========    ========   ========

                      GENZYME CORPORATION AND SUBSIDIARIES

8. NET INCOME (LOSS) PER SHARE (CONTINUED)

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              ---------------------   -------------------
                                                                2001        2000        2001       2000
                                                              ---------   ---------   --------   --------
                                                                   (UNAUDITED, AMOUNTS IN THOUSANDS)
Net income per share of Genzyme General Stock:
  Basic:
    Net income per share before cumulative effect of change
      in accounting principle...............................  $   0.18    $   0.42    $   0.37   $   0.72
    Per share cumulative effect of change in accounting
      principle, net of tax(1)..............................        --          --        0.02         --
                                                              --------    --------    --------   --------
    Net income per share allocated to Genzyme General
      Stock.................................................  $   0.18    $   0.42    $   0.39   $   0.72
                                                              ========    ========    ========   ========
  Diluted (2,6):
    Net income per share before cumulative effect of change
      in accounting principle...............................  $   0.17    $   0.39    $   0.35   $   0.67
    Per share cumulative effect of change in accounting
      principle, net of tax(1)..............................        --          --        0.02         --
                                                              --------    --------    --------   --------
    Net income per share allocated to Genzyme General
      Stock.................................................  $   0.17    $   0.39    $   0.37   $   0.67
                                                              ========    ========    ========   ========

--------------------------
(1) This represents a cumulative effect adjustment resulting from the January 1, 2001 required adoption of SFAS 133 to record the fair value of certain derivative assets held on January 1, 2001.

(2) The net income per share allocated to Genzyme General Stock on a diluted basis and weighted average shares--diluted for the six months ended
    June 30, 2001 excludes the dilutive effect of the convertible notes and debentures allocated to Genzyme General as the effect would be anti-dilutive.

(3) We had been amortizing the debt discount and offering costs of approximately $7.0 million over the term of the 5 1/4% convertible subordinated notes, until they were converted or redeemed in the second quarter of 2001.

(4) We are amortizing the debt offering costs of approximately $0.9 million over the term of the 5% convertible subordinated debentures, which mature in August 2003. We have called these debentures for redemption in the third quarter of 2001.

(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme General Stock during the following periods:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      ---------------------   -------------------
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
                                                           (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Genzyme General Stock issuable for
  options...........................................    1,726       7,230      1,091      6,580
                                                        =====       =====      =====      =====

--------------------------

(6) The net income per share allocated to Genzyme General Stock on a diluted basis and weighted average shares--diluted for the three and six months ended June 30, 2001, exclude the dilutive effect of the $575.0 million debentures allocated to Genzyme General in May 2001 because the conditions to conversion had not been met.

                      GENZYME CORPORATION AND SUBSIDIARIES

8. NET INCOME (LOSS) PER SHARE (CONTINUED)
BIOSURGERY STOCK

    We created Biosurgery Stock on December 18, 2000. We created the Genzyme Biosurgery Division by combining the businesses of our former Genzyme Surgical Products and Genzyme Tissue Repair divisions as well as the acquired business of Biomatrix. Accordingly, we amended our charter to create Biosurgery Stock and to eliminate Genzyme Surgical Products Division common stock, which we refer to as "Surgical Products Stock," and Genzyme Tissue Repair Division common stock, which we refer to as "Tissue Repair Stock." Each outstanding share of, and option to purchase, Surgical Products Stock was converted into the right to receive 0.6060 of a share of, or option to purchase, Biosurgery Stock, and each outstanding share of, and option to purchase, Tissue Repair Stock was converted into the right to receive 0.3352 of a share of, or option to purchase, Biosurgery Stock.

    Prior to December 18, 2000, the net losses of Genzyme Surgical Products and Genzyme Tissue Repair were allocated to Surgical Products Stock and Tissue Repair Stock.

    For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock.

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                             ------------------   ----------------
                                                                    2001                2000
                                                             ------------------   ----------------
                                                               (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Biosurgery Stock issuable for options............        6,852                5,644
Warrants to purchase Biosurgery Stock......................            3                    3
Biosurgery designated shares reserved for options..........           97                   97
Biosurgery designated shares...............................        1,200                1,200
Shares issuable upon conversion of 6.9% convertible
  subordinated note allocated to Genzyme Biosurgery........          358                  358
                                                                   -----                -----
Total shares excluded from the calculation of diluted net
  loss per share of Biosurgery Stock.......................        8,510                7,302
                                                                   =====                =====

MOLECULAR ONCOLOGY STOCK

    For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of

                      GENZYME CORPORATION AND SUBSIDIARIES

8. NET INCOME (LOSS) PER SHARE (CONTINUED)
Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock.

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
                                                            (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Molecular Oncology Stock issuable for
  options.............................................   1,294        566      1,139        619
Warrants to purchase Molecular Oncology Stock.........      --         10         --         10
Molecular Oncology designated shares issuable upon
  conversion of 5 1/4% convertible subordinated notes
  allocated to Genzyme General........................      --        682         --        682
Molecular Oncology designated shares..................   1,318      1,318      1,318      1,318
                                                         -----      -----      -----      -----
Total shares excluded from the calculation of diluted
  net loss per share of Molecular Oncology Stock......   2,612      2,576      2,457      2,629
                                                         =====      =====      =====      =====

9. SEGMENT REPORTING

    We present segment information in a manner consistent with the method we use to report this information to our management. We have four reportable segments:

    - Therapeutics, which as part of Genzyme General develops, manufactures and sells human therapeutic products with an expanding focus on products that treat patients suffering from lysosomal storage disorders and other specialty therapeutics. The business derives substantially all its revenue from sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark- phosphate binder;

    - Diagnostic Products, which as part of Genzyme General provides diagnostic products to niche markets focusing on IN VITRO diagnostics;

    - Genzyme Biosurgery, which develops, manufactures and sells instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

    - Genzyme Molecular Oncology, which utilizes its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors and to generate partnering revenue developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

                      GENZYME CORPORATION AND SUBSIDIARIES

9. SEGMENT REPORTING (CONTINUED)
We have provided information concerning the operations in these reportable segments in the following table:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Genzyme General:
    Therapeutics(1).................................  $188,543   $148,578   $365,330   $282,396
    Diagnostic Products(2)..........................    17,790     15,539     34,214     30,777
    Other...........................................    31,352     22,414     60,464     43,836
    Eliminations/Adjustments(3).....................     1,313        163      1,683        311
                                                      --------   --------   --------   --------
      Total Genzyme General.........................   238,998    186,694    461,691    357,320
  Genzyme Biosurgery(4).............................    60,364     36,256    114,520     71,205
  Genzyme Molecular Oncology........................     1,279        963      2,691      3,518
                                                      --------   --------   --------   --------
      Total.........................................  $300,641   $223,913   $578,902   $432,043
                                                      ========   ========   ========   ========
Net income (loss):
  Genzyme General:
    Therapeutics(1).................................  $ 37,692   $ 54,252   $ 72,031   $ 83,515
    Diagnostic Products(2)..........................    (4,877)       815     (4,095)     1,530
    Other...........................................     2,888       (625)     4,872       (796)
    Eliminations/Adjustments(3,5)...................   (13,985)     9,548    (25,945)    25,050
                                                      --------   --------   --------   --------
    Net income for Genzyme General before cumulative
      effect of change in accounting principle......    21,718     63,990     46,863    109,299
    Cumulative effect of change in accounting
      principle, net of tax(5)......................        --         --      4,167         --
                                                      --------   --------   --------   --------
    Genzyme General net income......................    21,718     63,990     51,030    109,299

  Genzyme Biosurgery(4).............................   (33,222)   (14,398)   (63,945)   (29,412)
  Genzyme Molecular Oncology........................    (8,331)    (7,363)   (14,605)   (12,420)
  Eliminations/Adjustments(6).......................    13,481      7,263     24,423     13,843
                                                      --------   --------   --------   --------
    Total...........................................  $ (6,354)  $ 49,492   $ (3,097)  $ 81,310
                                                      ========   ========   ========   ========

------------------------

(1) In December 2000, we acquired GelTex and allocated the acquisition to Genzyme General. The operations of GelTex are included in our Therapeutics segment for the three and six months ended June 30, 2001.

(2) In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic Products segment from June 1, 2001, the date of acquisition.

(3) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The six months ended June 30, 2000 also includes a gain of $20.3 million relating to a

                      GENZYME CORPORATION AND SUBSIDIARIES

9. SEGMENT REPORTING (CONTINUED)
    public offering of common stock by Genzyme Transgenics Corporation, an unconsolidated affiliate, which we recognized in accordance with our policy pertaining to affiliate sales of stock.

(4) In December 2000, we acquired Biomatrix and allocated the acquisition to Genzyme Biosurgery. The operations of Biomatrix are included in the Genzyme Biosurgery segment for the three and six months ended June 30, 2001. On June 30, 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery. The results of operations of Focal will be included in the results of the Genzyme Biosurgery segment from the date of acquisition.

(5) On January 1, 2001, in connection with the adoption of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, to recognize the fair value of certain common stock warrants. Eliminations/adjustments for Genzyme General includes a charge of $0.2 million and $3.8 million for the three and six months ended June 30, 2001 to reflect the change in value of certain common stock warrants from April 1, 2001 to June 30, 2001 and from January 1, 2001 to June 30, 2001.

(6) Includes income tax benefits that have not been recognized in the tax provisions of the divisions.

    SEGMENT ASSETS (AMOUNTS IN THOUSANDS):

                                                       JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                      -----------   ------------
                                                      (UNAUDITED)
Genzyme General(1):
  Therapeutics......................................  $1,352,728     $1,341,656
  Diagnostic Products(2)............................     183,064         89,236
  Other.............................................      80,914         77,153
  Eliminations/Adjustments(3).......................   1,438,221        991,008
                                                      ----------     ----------
    Total Genzyme General...........................   3,054,927      2,499,053
Genzyme Biosurgery(4)...............................     770,326        811,600
Genzyme Molecular Oncology..........................      16,918         30,752
Eliminations/Adjustments(5).........................     (45,335)       (23,305)
                                                      ----------     ----------
    Total...........................................  $3,796,836     $3,318,100
                                                      ==========     ==========

------------------------

(1) Segment assets for Genzyme General include primarily accounts receivable, inventory and certain fixed and intangible assets.

(2) Segment assets for Diagnostic Products as of June 30, 2001 include
    $73.4 million of additional assets resulting from the acquisition of Wyntek in June 2001, including $39.4 million of intangible assets and $19.9 million of goodwill.

(3) Segment assets for Eliminations/Adjustments for Genzyme General consists of the difference between the total assets for Genzyme General's segments and total combined assets for Genzyme General. Eliminations/Adjustments for June 30, 2001 include net proceeds of $562.1 million from the private placement of $575.0 million in principal of 3% convertible subordinated debentures which was completed in May 2001. Genzyme General used a portion of these proceeds to repay

                      GENZYME CORPORATION AND SUBSIDIARIES

9. SEGMENT REPORTING (CONTINUED)
    the $150.0 million it had drawn under our revolving credit facility in December 2000 to finance a portion of the cash component of the consideration for the GelTex merger.

(4) Segment assets for Genzyme Biosurgery at June 30, 2001 include:

       - $25.7 million of additional assets resulting from the acquisition of the Class A limited partnership interests of Genzyme Development Partners, L.P., including $17.5 million of intangible assets and $8.2 million of goodwill; and

       - $18.8 million of additional assets resulting from the acquisition of Focal, Inc., including $7.9 million of intangible assets and $1.8 million of property, plant and equipment.

(5) Represents the elimination of inter-tracking stock balances.

10. NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, in fiscal year 2002. The impact of SFAS
No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

11. SUBSEQUENT EVENTS

    INTERDIVISIONAL FINANCING ARRANGEMENT

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $25.0 million interdivisional financing arrangement with Genzyme General. We re-allocated this arrangement to Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. In July 2001, Genzyme Biosurgery drew $12.0 million of cash under this arrangement in exchange for an additional reserve of 1,902,949 Biosurgery designated shares.

    INTENDED REDEMPTION OF $21.2 MILLION 5% CONVERTIBLE SUBORDINATED DEBENTURES

    On July 18, 2001, we sent notices to the holders of our $21.2 million 5% convertible subordinated debentures indicating our intention to redeem any debentures that remain outstanding on August 30, 2001 at a price equal to 103% of the $21.2 million principal amount, plus accrued interest through the date of redemption. We intend to pay the redemption price in cash.

                      GENZYME CORPORATION AND SUBSIDIARIES

11. SUBSEQUENT EVENTS (CONTINUED)
    TRANSFER OF GENZYME'S 50% OWNERSHIP INTEREST IN ATIII LLC TO GENZYME
     TRANSGENICS CORPORATION

    On July 31, 2001, we transferred our 50% ownership interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of transgenic recombinant human antithrombin III or ATIII, to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of any of its products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million.

    ACQUISITION OF GDP CLASS B LIMITED PARTNERSHIP INTERESTS

    In July 2001, we notified the holders of the two Class B limited partnership interests in GDP that we are exercising our option to buy the Class B limited partnership interests for a payment of $70,000 per interest plus royalties on sales of certain Sepra-TM- products. We will purchase the Class B limited partnership interests on August 31, 2001. We will allocate the purchase of the GDP Class B limited partnership interests to Genzyme Biosurgery.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme General notified Genzyme Biosurgery of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

    ACQUISITION OF NOVAZYME PHARMACEUTICALS, INC.

    On August 6, 2001, we entered into a definitive agreement to acquire Novazyme Pharmaceuticals, Inc., for $137.5 million, payable in shares of Genzyme General Stock plus the assumption of all outstanding options and warrants to purchase shares of Novazyme common stock on an as-converted basis. Novazyme is a privately held company that is developing biotherapies for the treatment of lysosomal storage disorders. Novazyme shareholders are also eligible to receive two subsequent payments totaling $87.5 million if we receive U.S. marketing approval for two products using certain of Novazyme's technologies. The contingent payments are also payable in shares of Genzyme General Stock. The acquisition is subject to customary closing conditions. We expect to complete the acquisition in the third quarter of 2001.

    PHARMING GROUP, N.V. RECEIVERSHIP

    On August 10, 2001, Pharming Group, N.V., a public company in the Netherlands and our partner for the development of therapies for Pompe disease, announced that it would file for receivership in order to seek protection from its creditors. At June 30, 2001, we have an $8.5 million investment in Pharming common stock and a 7% convertible senior note from Pharming for the principal amount of

                      GENZYME CORPORATION AND SUBSIDIARIES

11. SUBSEQUENT EVENTS (CONTINUED)
$10.0 million, plus accrued and unpaid interest of approximately $0.2 million. In addition, we have two joint ventures with Pharming for the development of Pompe disease therapies. At June 30, 2001, Pharming owed the joint ventures an aggregate amount of $1.7 million for its share of program costs, and the joint ventures owed us approximately $6.4 million for reimbursement of program costs incurred by us. At this time, the status of Pharming's receivership and our position as a creditor is not known and we are therefore unable to determine the impact, if any, on the realizable value of amounts due to us. Accordingly, no adjustments have been made to our consolidated financial statements or the combined financial statements of Genzyme General as of June 30, 2001.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              ---------------------   -------------------
                                                                2001        2000        2001       2000
                                                              ---------   ---------   --------   --------
Revenues:
  Net product sales.........................................  $219,040    $171,470    $421,246   $326,809
  Net service sales.........................................    18,305      15,061      36,537     30,181
  Revenues from research and development contracts:
    Related parties.........................................     1,313         157       1,632        303
    Other...................................................       340           6       2,276         27
                                                              --------    --------    --------   --------
      Total revenues........................................   238,998     186,694     461,691    357,320
                                                              --------    --------    --------   --------
Operating costs and expenses:
  Cost of products sold.....................................    47,469      37,051      95,363     69,271
  Cost of services sold.....................................    10,617       8,944      20,901     17,772
  Selling, general and administrative.......................    66,558      42,972     125,089     81,194
  Research and development (including research and
    development related to contracts).......................    42,405      15,391      82,591     58,134
  Amortization of intangibles...............................    18,182       2,011      35,852      3,979
  Purchase of in-process research and development...........     8,768          --       8,768         --
                                                              --------    --------    --------   --------
    Total operating costs and expenses......................   193,999     106,369     368,564    230,350
                                                              --------    --------    --------   --------
Operating income............................................    44,999      80,325      93,127    126,970
                                                              --------    --------    --------   --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........   (11,016)    (11,313)    (19,495)   (19,446)
  Gain on affiliate sale of stock...........................        --          --          --     20,270
  Gain (loss) on sale of investment in equity securities....    (1,532)     14,165      (1,532)    14,165
  Minority interest in net loss of subsidiary...............       725       1,352       1,999      2,208
  Other.....................................................      (171)      5,174      (3,888)     5,153
  Investment income.........................................    11,798       8,639      21,011     16,726
  Interest expense..........................................    (7,282)     (3,441)    (13,680)    (6,992)
                                                              --------    --------    --------   --------
    Total other income (expenses)...........................    (7,478)     14,576     (15,585)    32,084
                                                              --------    --------    --------   --------
Income before income taxes..................................    37,521      94,901      77,542    159,054
Provision for income taxes..................................   (15,803)    (30,911)    (30,679)   (49,755)
                                                              --------    --------    --------   --------
Division net income before cumulative effect of change in
  accounting principle......................................    21,718      63,990      46,863    109,299
Cumulative effect of change in accounting principle, net of
  tax.......................................................        --          --       4,167         --
                                                              --------    --------    --------   --------
Division net income.........................................  $ 21,718    $ 63,990    $ 51,030   $109,299
                                                              ========    ========    ========   ========
Comprehensive income (loss), net of tax:
  Division net income.......................................  $ 21,718    $ 63,990    $ 51,030   $109,299
                                                              --------    --------    --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................    (4,227)       (174)    (17,647)   (10,397)
                                                              --------    --------    --------   --------
    Unrealized gain (loss) on interest rate swap contract,
      net of tax............................................        52          --        (455)        --
                                                              --------    --------    --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...    21,654     (43,424)     (1,084)     6,785
      Reclassification adjustment for (gains) losses
        included in division net income.....................       973      (5,501)        973     (5,501)
                                                              --------    --------    --------   --------
    Unrealized gains (losses) on securities, net............    22,627     (48,925)       (111)     1,284
                                                              --------    --------    --------   --------
  Other comprehensive income (loss).........................    18,452     (49,099)    (18,213)    (9,113)
                                                              --------    --------    --------   --------
Comprehensive income........................................  $ 40,170    $ 14,891    $ 32,817   $100,186
                                                              ========    ========    ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  400,142     $  135,841
  Short-term investments....................................      98,796         96,644
  Accounts receivable, net..................................     191,213        165,911
  Inventories...............................................     108,331        108,767
  Prepaid expenses and other current assets.................      34,936         28,012
  Due from Genzyme Biosurgery...............................      38,680         18,645
  Due from Genzyme Molecular Oncology.......................       6,655          4,660
  Deferred tax assets--current..............................      47,021         46,836
                                                              ----------     ----------
    Total current assets....................................     925,774        605,316

Property, plant and equipment, net..........................     495,382        446,759
Long-term investments.......................................     456,036        298,841
Notes receivable--related party.............................      10,159         10,350
Intangibles, net............................................   1,000,223        977,147
Investments in equity securities............................     116,599        119,648
Other noncurrent assets.....................................      50,754         40,992
                                                              ----------     ----------
    Total assets............................................  $3,054,927     $2,499,053
                                                              ==========     ==========

              LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................  $   22,151     $   20,091
  Accrued expenses..........................................     107,073         98,201
  Income taxes payable......................................      43,835         40,442
  Deferred revenue..........................................       1,189          6,401
  Current portion of long-term debt and capital lease
    obligations.............................................       1,449          1,448
                                                              ----------     ----------
    Total current liabilities...............................     175,697        166,583

Long-term debt and capital lease obligations................      29,486        180,556
Convertible notes and debentures............................     599,210        273,680
Deferred tax liabilities....................................     128,363        124,613
Other noncurrent liabilities................................       5,652          3,341
                                                              ----------     ----------
    Total liabilities.......................................     938,408        748,773
                                                              ----------     ----------

Division equity.............................................   2,116,519      1,750,280
                                                              ----------     ----------
    Total liabilities and division equity...................  $3,054,927     $2,499,053
                                                              ==========     ==========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income.......................................  $  51,030   $109,299
  Reconciliation of division net income to net cash provided by operating activities:
    Depreciation and amortization...........................     50,794     22,844
    Notes received from a collaborator......................         --    (10,000)
    Non-cash compensation expense...........................      4,972         --
    Provision for bad debts.................................      1,597      4,124
    Deferred income tax (benefit) expense...................    (14,811)     5,882
    Charge for in-process research and development..........      8,768         --
    Equity in net loss of unconsolidated affiliates.........     19,495     19,446
    Gain on affiliate sale of stock.........................         --    (20,270)
    Gain (loss) on sale of investment in equity
      securities............................................      1,532    (14,165)
    Minority interest in net loss of subsidiary.............     (1,999)    (2,208)
    Other...................................................     (1,243)    (1,148)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (31,613)   (19,219)
      Inventories...........................................      1,820     (4,183)
      Prepaid expenses and other assets.....................      1,174     (3,529)
      Due from Genzyme Biosurgery...........................    (20,035)    (1,513)
      Due from Genzyme Molecular Oncology...................     (1,995)      (311)
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................     33,968     22,260
                                                              ---------   --------
        Net cash provided by operating activities...........    103,454    107,309
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (359,534)  (239,134)
  Sales and maturities of investments.......................    202,972    228,343
  Purchases of equity securities............................     (3,318)        --
  Purchase of property, plant and equipment.................    (69,584)   (34,187)
  Acquisitions, net of cash acquired........................    (60,026)        --
  Investments in unconsolidated affiliates..................    (22,744)   (12,856)
  Other.....................................................      1,444      3.047
                                                              ---------   --------
        Net cash used in investing activities...............   (310,790)   (54,787)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General
    Stock...................................................     57,934     28,346
  Allocated proceeds from issuance of debt..................    562,062         --
  Payments of debt..........................................   (151,083)        --
  Net cash allocated to Genzyme Biosurgery..................          7     (4,940)
  Net cash allocated to Genzyme Molecular Oncology..........         --    (15,000)
  Bank overdraft............................................      2,660      1,116
  Other.....................................................      2,617        938
                                                              ---------   --------
        Net cash provided by financing activities...........    474,197     10,460
                                                              ---------   --------
Effect of exchange rate changes on cash.....................     (2,560)    (3,031)
                                                              ---------   --------
Increase in cash and cash equivalents.......................    264,301     59,951
Cash and cash equivalents at beginning of period............    135,841     94,523
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $ 400,142   $154,474
                                                              =========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme General for each period include the balance sheets, statements of operations and cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under these rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2. ACQUISITIONS

    WYNTEK DIAGNOSTICS, INC.

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc., for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and the combined financial statements of Genzyme General from the date of acquisition.

    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Cash paid...................................................  $65,000
Acquisition costs...........................................      234
                                                              -------
  Total purchase price......................................  $65,234
                                                              =======
Cash and cash equivalents...................................  $ 4,974
Current assets..............................................    4,966
Property, plant and equipment...............................    1,843
Deferred tax assets.........................................    2,312
Intangible assets (to be amortized over 5 to 10 years)......   39,444
In-process research and development.........................    8,768
Goodwill (to be amortized over 10 years)....................   19,908
Deferred tax liability......................................  (14,197)
Assumed liabilities.........................................   (2,784)
                                                              -------
  Allocated purchase price..................................  $65,234
                                                              =======

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)
    In connection with the acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to in-process research and development or IPR&D. Our management assumes responsibility for determining the IPR&D valuation and expects the final valuation will be completed upon closing the transaction. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. A discount rate consistent with the risks of the project was used to estimate the present value of cash flows. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying total estimated revenue for IPR&D by the percentage of completion of the purchased research and development project at the time of acquisition.

    The nature of the efforts to develop the purchased IPR&D into commercially viable products, principally relates to the completion and/or acceleration of existing development programs, including the mandatory completion of several phases of clinical trials and the costs necessary to manage the projects and trials. Assuming the approval of the product by the FDA, costs related to the wide scale manufacturing, distribution, and marketing of the product are included in the projection. The resulting net cash flows from such project are based on our management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, and the anticipated income tax effect.

    The discounting of net cash flows back to their present value is based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate utilized in discounting the net cash flows from purchased IPR&D was 25%. This discount rate is higher than our WACC due to the inherent uncertainties surrounding the successful development of the purchased IPR&D.

    The forecast data employed in the analyses was based upon product level forecast information we obtained from numerous internal and external resources. These resources included external market research and internal experts. Our senior management reviewed and challenged the forecast data and related assumptions and utilized the information in analyzing IPR&D. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, our management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

    In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)
accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the three and six months ended June 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek is currently developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The device will be used to read reaction strips at the patient's bedside or in an emergency room setting. Wyntek expects to complete the regulatory review process and file its application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product. A discount rate of 25% was used in valuing the projected cash flows.

    UNAUDITED PRO FORMA FINANCIAL SUMMARY:

    In December 2000, we acquired GelTex, a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. The following unaudited pro forma financial summary is presented as if the acquisitions of GelTex and Wyntek were completed as of January 1, 2001 and 2000. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges, such as acquired in-process research and development charges of $118.0 million resulting from the acquisition of GelTex and $8.8 million resulting from the acquisition of Wyntek, are not reflected in the following pro forma financial summary:

                                                    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                ---------------------------------
                                                     2001              2000
                                                ---------------   ---------------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS)
Total revenues................................      $470,103          $405,645
Income before extraordinary items and
  cumulative effect of change in accounting
  principle...................................        48,717            70,234
Division net income...........................        52,884            70,234

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $ 35,453      $ 30,275
Work-in-process......................................      55,467        47,880
Finished products....................................      17,411        30,612
                                                         --------      --------
  Total..............................................    $108,331      $108,767
                                                         ========      ========

4. PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustment. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of purchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million it had drawn under our revolving credit facility in December 2000 to finance a portion of the cash component of the consideration for the GelTex acquisition. Genzyme General expects to utilize the remaining proceeds from the sale of the debentures for working capital and general corporate purposes.

5. REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    In June 2001, we completed the redemption of our $250.0 million 5 1/4% convertible subordinated notes due 2005. Prior to the redemption date, holders of the notes elected to convert substantially all of the principal of the notes into approximately 12,597,000 shares of Genzyme General Stock, 685,000 shares of Biosurgery Stock and 682,000 shares of Molecular Oncology Stock. On June 15, 2001, the redemption date, we redeemed the remaining notes using cash allocated to Genzyme General.

6. TAX PROVISION

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes.......  $(15,803)  $(30,911)     (49)%     $(30,679)  $(49,755)     (38)%
Effective tax rate...............      42%        33%                      40%        31%

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

6. TAX PROVISION (CONTINUED)
    Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The increase in Genzyme General's effective tax rate for both the three and six month periods ending June 30, 2001 as compared to the same periods a year ago was primarily attributable to an increase in nondeductable amortization of intangibles, consisting largely of goodwill resulting from our December 2000 acquisition of GelTex. The tax provision for the three and six months ended June 30, 2001 includes a $2.2 million benefit resulting from the release of excess tax reserves.

7. DERIVATIVE FINANCIAL INSTRUMENTS

    On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138.
SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the six months ended June 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended June 30, 2001, Genzyme General recorded a charge of $0.2 million in other expense to reflect the change in value of certain common stock warrants from April 1, 2001 to June 30, 2001. For the six months ended June 30, 2001, Genzyme General recorded a charge of $3.8 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to June 30, 2001. Genzyme General also recorded a charge of $0.5 million in division equity for the six months ended June 30, 2001, to reflect the change in value of our interest rate swap contract during the period, net of tax.

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

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

8. SEGMENT REPORTING

    We present segment information for Genzyme General in a manner consistent with the method we use to report this information to our management. Genzyme General has two reportable segments:

    - Therapeutics, which develops, manufactures and sells human therapeutic products with an expanding focus on products that treat patients suffering from lysosomal storage disorders and other specialty therapeutics. The business derives substantially all its revenue from sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark-phosphate binder; and

    - Diagnostic Products, which provides diagnostic products to niche markets focusing on IN VITRO diagnostics.

    We have provided information concerning the operations in these reportable segments in the following table:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Therapeutics(1)...................................  $188,543   $148,578   $365,330   $282,396
  Diagnostic Products(2)............................    17,790     15,539     34,214     30,777
  Other.............................................    31,352     22,414     60,464     43,836
  Eliminations/Adjustments(3).......................     1,313        163      1,683        311
                                                      --------   --------   --------   --------
    Total...........................................  $238,998   $186,694   $461,691   $357,320
                                                      ========   ========   ========   ========

Division net income:
  Therapeutics(1)...................................  $ 37,692   $ 54,252   $ 72,031   $ 83,515
  Diagnostic Products(2)............................    (4,877)       815     (4,095)     1,530
  Other.............................................     2,888       (625)     4,872       (796)
  Eliminations/Adjustments(3,4).....................   (13,985)     9,548    (25,945)    25,050
                                                      --------   --------   --------   --------
  Division net income before cumulative effect of
    change in accounting principle..................    21,718     63,990     46,863    109,299
  Cumulative effect of change in accounting
    principle, net of tax(4)........................        --         --      4,167         --
                                                      --------   --------   --------   --------
    Division net income.............................  $ 21,718   $ 63,990   $ 51,030   $109,299
                                                      ========   ========   ========   ========

------------------------

(1) In December 2000, we acquired GelTex and allocated the acquisition to Genzyme General. The operations of GelTex are included in our Therapeutics segment for the three and six months ended June 30, 2001.

(2) In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic Products segment from June 1, 2001, the date of acquisition.

(3) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

8. SEGMENT REPORTING (CONTINUED)
    General. The amount for the six months ended June 30, 2000 also includes a gain of $20.3 million relating to a public offering of common stock by Genzyme Transgenics, an unconsolidated affiliate, which we recognized in accordance with our policy pertaining to affiliate sales of stock.

(4) On January 1, 2001, in connection with the adoption of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, to recognize the fair value of certain common stock warrants. Eliminations/Adjustments for Genzyme General includes a charge of $0.2 million for the three months ended June 30, 2001 and $3.8 million for the six months ended June 30, 2001 to reflect the change in value of certain common stock warrants.

SEGMENT ASSETS (AMOUNTS IN THOUSANDS):

                                                       JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                      -----------   ------------
                                                      (UNAUDITED)
Therapeutics........................................  $1,352,728     $1,341,656
Diagnostic Products(1)..............................     183,064         89,236
Other...............................................      80,914         77,153
Eliminations/Adjustments(2).........................   1,438,221        991,008
                                                      ----------     ----------
  Total.............................................  $3,054,927     $2,499,053
                                                      ==========     ==========

------------------------

(1) Segment assets for Diagnostic Products as of June 30, 2001 include
    $73.4 million of additional assets resulting from the acquisition of Wyntek in June 2001, including $39.4 million of intangible assets, $19.9 million of goodwill.

(2) Segment assets for Eliminations/Adjustments for June 30, 2001 include net proceeds of $562.1 million from the private placement of $575.0 million in principal of 3% convertible subordinated debentures which was completed in May 2001. Genzyme General used a portion of these proceeds to repay the $150.0 million it had drawn under our revolving credit facility in December 2000 to finance a portion of the cash component of the consideration for the GelTex merger.

9. NEW ACCOUNTING PRONOUNCEMENTS

    We have included the impact that recently issued accounting standards will have on our financial statements in Note 10., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

10. SUBSEQUENT EVENTS

    INTERDIVISIONAL FINANCING ARRANGEMENT

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $25.0 million interdivisional financing arrangement with Genzyme General. We re-allocated this arrangement to Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

10. SUBSEQUENT EVENTS (CONTINUED)
may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. In July 2001, Genzyme Biosurgery drew $12.0 million of cash under this arrangement in exchange for an additional reserve of 1,902,949 Biosurgery designated shares and used $8.5 million of the proceeds to pay a portion of the $38.7 million due to Genzyme General.

    INTENDED REDEMPTION OF $21.2 MILLION 5% CONVERTIBLE SUBORDINATED DEBENTURES

    On July 18, 2001, we sent notices to the holders of our $21.2 million 5% convertible subordinated debentures indicating our intention to redeem any debentures that remain outstanding on August 30, 2001 at a price equal to 103% of the $21.2 million principal amount, plus accrued interest through the date of redemption. We intend to pay the redemption price in cash.

    TRANSFER OF GENZYME'S 50% OWNERSHIP INTEREST IN ATIII LLC TO GENZYME
     TRANSGENICS CORPORATION

    On July 31, 2001, we transferred our 50% ownership interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of ATIII, to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of any of its products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme General notified Genzyme Biosurgery of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

    ACQUISITION OF NOVAZYME PHARMACEUTICALS, INC.

    On August 6, 2001, we entered into a definitive agreement to acquire Novazyme, for $137.5 million, payable in shares of Genzyme General Stock plus the assumption of all outstanding options and warrants to purchase shares of Novazyme common stock on an as-converted basis. Novazyme is a privately held company that is developing biotherapies for the treatment of lysosomal storage disorders. Novazyme shareholders are also eligible to receive two subsequent payments totaling $87.5 million if we receive U.S. marketing approval for two products using certain of Novazyme's technologies. The contingent payments are also payable in shares of Genzyme General Stock. The

                                GENZYME GENERAL

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

10. SUBSEQUENT EVENTS (CONTINUED)
acquisition is subject to customary closing conditions. We expect to complete the acquisition in the third quarter of 2001.

    PHARMING GROUP, N.V. RECEIVERSHIP

    On August 10, 2001, Pharming Group, N.V., a public company in the Netherlands and our partner for the development of therapies for Pompe disease, announced that it would file for receivership in order to seek protection from its creditors. At June 30, 2001, we have an $8.5 million investment in Pharming common stock and a 7% convertible senior note from Pharming for the principal amount of $10.0 million, plus accrued and unpaid interest of approximately
$0.2 million. In addition, we have two joint ventures with Pharming for the development of Pompe disease therapies. At June 30, 2001, Pharming owed the joint ventures an aggregate amount of $1.7 million for its share of program costs, and the joint ventures owed us approximately $6.4 million for reimbursement of program costs incurred by us. At this time, the status of Pharming's receivership and our position as a creditor is not known and we are therefore unable to determine the impact, if any, on the realizable value of amounts due to us. Accordingly, no adjustments have been made to our consolidated financial statements or the combined financial statements of Genzyme General as of June 30, 2001.

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
Revenues:
  Net product sales.................................  $54,433    $29,969    $103,057   $ 59,051
  Net service sales.................................    5,930      6,286      11,458     12,132
  Revenues from research and development
    contracts.......................................        1          1           5         22
                                                      --------   --------   --------   --------
      Total revenues................................   60,364     36,256     114,520     71,205
                                                      --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold.............................   32,131     16,592      60,769     32,631
  Cost of services sold.............................    2,811      3,023       5,948      6,046
  Selling, general and administrative...............   35,297     22,668      65,989     44,807
  Research and development..........................   11,956      8,453      22,675     17,295
  Amortization of intangibles.......................   11,992      1,427      23,313      2,853
                                                      --------   --------   --------   --------
      Total operating costs and expenses............   94,187     52,163     178,694    103,632
                                                      --------   --------   --------   --------

Operating loss......................................  (33,823)   (15,907)    (64,174)   (32,427)
                                                      --------   --------   --------   --------

Other income (expenses):
  Equity in net loss of unconsolidated affiliate....     (780)        --      (1,316)        --
  Other.............................................       38         19          45         42
  Investment income.................................      427      1,815         939      3,599
  Interest expense..................................   (3,470)      (325)     (8,429)      (626)
                                                      --------   --------   --------   --------
      Total other income (expenses).................   (3,785)     1,509      (8,761)     3,015
                                                      --------   --------   --------   --------

Division net loss...................................  $(37,608)  $(14,398)  $(72,935)  $(29,412)
                                                      ========   ========   ========   ========
Comprehensive loss, net of tax:
  Division net loss.................................  $(37,608)  $(14,398)  $(72,935)  $(29,412)
                                                      --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments........      504         42        (197)        42
                                                      --------   --------   --------   --------
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the
        period......................................       --     (7,060)         97     (3,782)
      Reclassification adjustment for (gains) losses
        included in division net loss...............       --         --          --         --
                                                      --------   --------   --------   --------
      Unrealized gains (losses) on securities,
        net.........................................       --     (7,060)         97     (3,782)
                                                      --------   --------   --------   --------
  Other comprehensive income (loss).................      504     (7,018)       (100)    (3,740)
                                                      --------   --------   --------   --------
Comprehensive loss..................................  $(37,104)  $(21,416)  $(73,035)  $(33,152)
                                                      ========   ========   ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,989      $ 78,163
  Short-term investments....................................          38            --
  Accounts receivable, net..................................      46,668        38,952
  Inventories...............................................      57,815        61,574
  Prepaid expenses and other current assets.................       9,451         9,543
                                                                --------      --------
      Total current assets..................................     136,961       188,232

Property, plant and equipment, net..........................      57,794        57,409
Notes receivable--related party.............................         168            --
Intangibles, net............................................     573,340       562,635
Investment in equity securities.............................          --         1,603
Other noncurrent assets.....................................       2,063         1,721
                                                                --------      --------
      Total assets..........................................    $770,326      $811,600
                                                                ========      ========

              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..........................................    $ 11,392      $  6,074
  Accrued expenses..........................................      39,078        46,245
  Due to Genzyme General....................................      38,680        18,645
  Current portion of long-term debt and capital lease
    obligations.............................................      18,986        18,449
                                                                --------      --------
      Total current liabilities.............................     108,136        89,413

Long-term debt and capital lease obligations................     201,188       201,004
Convertible notes...........................................      10,000        10,000
Other noncurrent liabilities................................          --            77
                                                                --------      --------
      Total liabilities.....................................     319,324       300,494
                                                                --------      --------
Division equity.............................................     451,002       511,106
                                                                --------      --------
      Total liabilities and division equity.................    $770,326      $811,600
                                                                ========      ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(72,935)  $(29,412)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    27,169      4,965
    Provision for bad debts.................................       228        187
    Equity in net loss of unconsolidated affiliate..........     1,316         --
    Other...................................................       (76)       981
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (8,029)    (2,360)
      Inventories...........................................     9,432     (8,324)
      Prepaid expenses and other current assets.............       261       (441)
      Accounts payable, accrued expenses and income taxes
        payable.............................................    (3,909)     3,035
      Due to Genzyme General................................    20,035      1,513
                                                              --------   --------
        Net cash used in operating activities...............   (26,508)   (29,856)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................        --    (76,944)
  Sales and maturities of investments.......................        --    102,628
  Purchase of equity securities.............................    (5,000)    (5,000)
  Purchase of property, plant and equipment.................    (2,483)    (1,672)
  Acquisition, net of acquired cash.........................   (23,394)        --
  Other.....................................................      (659)    (3,817)
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................   (31,536)    15,195
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Biosurgery Stock......       756      1,253
  Net cash allocated from Genzyme General...................        (7)     4,940
  Payments of capital lease obligations.....................      (220)        --
  Payments of notes receivable from stockholders............     3,204         --
  Bank overdraft............................................      (653)      (413)
  Other.....................................................      (214)        --
                                                              --------   --------
        Net cash provided by financing activities...........     2,866      5,780
                                                              --------   --------

Effect of exchange rate changes on cash.....................         4          6
                                                              --------   --------

Decrease in cash and cash equivalents.......................   (55,174)    (8,875)
Cash and cash equivalents at beginning of period............    78,163     32,046
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 22,989   $ 23,171
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Biosurgery for each period include the balance sheets, statements of operations and cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited combined financial statements were prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2. ACQUISITIONS

    CLASS A LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT PARTNERS, L.P.

    In January 2001, we purchased all of the outstanding GDP Class A limited partnership interests for a payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM- products. We allocated the acquired limited partnership interests of GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to us. The acquisition was accounted for as a purchase, and the purchase price was allocated to the fair value of the intangible assets acquired as follows (amounts in thousands):

Patents (to be amortized over 8 years)......................  $ 5,909
Trademarks (to be amortized over 10 years)..................    2,755
Technology (to be amortized over 10 years)..................    8,827
Goodwill (to be amortized over 10 years)....................    8,234
                                                              -------
    Total...................................................  $25,725
                                                              =======

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)
    Accordingly, the results of operations of GDP are included in the combined financial statements of Genzyme Biosurgery from the date of acquisition.

    FOCAL, INC.

    In January 2001, Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated this investment to Genzyme Biosurgery. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as merger consideration. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase.

    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Issuance of 2.1 million shares of Biosurgery Stock..........  $ 9,450
Issuance of options to purchase 231,566 shares of Biosurgery
  Stock.....................................................      351
Acquisition costs...........................................      638
Existing equity investment in Focal.........................    5,488
Cash paid to selling security holder........................       11
                                                              -------
    Total purchase price....................................  $15,938
                                                              =======

Cash and cash equivalents...................................  $ 2,331
Current assets..............................................    6,003
Property, plant and equipment...............................    1,818
Notes receivable from related party.........................      168
Intangible assets (to be amortized over 3 to 12 years)......    7,909
Goodwill (to be amortized over 12 years)....................      615
Assumed liabilities.........................................   (3,273)
Notes receivable from stockholders..........................      367
                                                              -------
    Allocated purchase price................................  $15,938
                                                              =======

    UNAUDITED PRO FORMA FINANCIAL SUMMARY

    In December 2000, we also acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. The following unaudited pro forma financial summary is presented as if the acquisitions of Focal and Biomatrix were completed as of January 1, 2001 and 2000. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)
consummated at that date, or of the future operations of the combined entities. Material nonrecurring charges, such as the acquired in-process and development charge of $82.1 million related to our Biomatrix acquisition, are not reflected in the following pro forma financial summary.

                                                    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                ---------------------------------
                                                     2001              2000
                                                ---------------   ---------------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS)
Total revenues................................      $114,667          $115,447

Division net loss.............................       (83,484)          (74,009)

3. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $15,533        $21,270
Work-in-process......................................     29,839         25,640
Finished products....................................     12,443         14,664
                                                         -------        -------
    Total............................................    $57,815        $61,574
                                                         =======        =======

4. SEGMENT REPORTING

    We present segment information in a manner consistent with the method we use to report this information to our management. Genzyme Biosurgery has three reportable segments:

    - Cardiothoracic, which includes chest drainage systems, lung sealants, instruments and closures used in coronary artery bypass, valve replacement, lung surgery and other cardiothoracic surgeries;

    - Orthodpaedics, which includes the Synvisc-Registered Trademark-viscosupplementation product and Carticel-Registered Trademark-chondrocytes; and

    - Biosurgical Specialties, which includes the Sepra-TM- products, instruments for general and plastic surgery, and Epicel-Registered Trademark- skin grafts.

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

4. SEGMENT REPORTING (CONTINUED)
    We have provided information concerning the operations in these reportable segments in the following table:

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                           (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues(1):
  Cardiothoracic.....................................  $17,367    $19,786    $ 35,656   $39,436
  Orthopaedics.......................................   26,488      4,577      46,905     9,109
  Biosurgical Specialties............................   16,508     11,892      31,954    22,638
  Other(2)...........................................        1          1           5        22
                                                       -------    -------    --------   -------
Total................................................  $60,364    $36,256    $114,520   $71,205
                                                       =======    =======    ========   =======

Gross Profit(1):
  Cardiothoracic.....................................  $ 5,291    $ 8,332    $ 12,455   $16,719
  Orthopaedics.......................................   19,417      3,948      32,946     7,881
  Biosurgical Specialties............................      714      4,360       2,398     7,906
  Other(2)...........................................       --          1           4        22
                                                       -------    -------    --------   -------
Total................................................  $25,422    $16,641    $ 47,803   $32,528
                                                       =======    =======    ========   =======

------------------------

(1) In December 2000, we acquired Biomatrix and allocated the acquisition to Genzyme Biosurgery. The operations of Biomatrix are included in the results of Genzyme Biosurgery for the three and six months ended June 30, 2001. On June 30, 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery's Cardiothoracic segment. The results of operations of Focal will be included in the results of Genzyme Biosurgery from the date of acquisition.

(2) The Other category includes revenue from Genzyme Biosurgery's research and development contracts which we do not allocate to a particular segment of Genzyme Biosurgery.

    We do not allocate assets within Genzyme Biosurgery for purposes of segment information. Total assets for Genzyme Biosurgery at June 30, 2001 of
    $770.3 million include:

    - $25.7 million of additional assets resulting from the acquisition of the Class A limited partnership interests of GDP, including $17.5 million of intangible assets and $8.2 million of goodwill; and

    - $18.8 million of additional assets resulting from the acquisition of Focal, including $7.9 million of intangible assets and $1.8 million of property, plant and equipment.

5. NEW ACCOUNTING PRONOUNCEMENTS

    We have included the impact that recently issued accounting standards will have on our financial statements in Note 10., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

                               GENZYME BIOSURGERY

                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

6. SUBSEQUENT EVENTS

    INTERDIVISIONAL FINANCING ARRANGEMENT

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $25.0 million interdivisional financing arrangement with Genzyme General. We re-allocated this arrangement to Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. In July 2001, Genzyme Biosurgery drew $12.0 million of cash under this arrangement in exchange for an additional reserve of 1,902,949 Biosurgery designated shares and used $8.5 million of the proceeds to pay a portion of the $38.7 million due to Genzyme General.

    ACQUISITION OF GDP CLASS B LIMITED PARTNERSHIP INTERESTS

    In July 2001, we notified the holders of the two Class B limited partnership interests in GDP that we are exercising our option to buy the Class B limited partnership interests for a payment of $70,000 per interest plus royalties on sales of certain Sepra-TM- products. We will purchase the Class B limited partnership interests on August 31, 2001. We will allocate the purchase of the GDP Class B limited partnership interests to Genzyme Biosurgery.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme General notified Genzyme Biosurgery of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

                           GENZYME MOLECULAR ONCOLOGY

                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Revenues:
  Licensing revenue..................................  $   548    $   920    $  1,212   $  3,470
  Royalty revenue....................................       28         43          73         48
  Research and development revenue...................      703         --       1,406         --
                                                       -------    -------    --------   --------
    Total revenues...................................    1,279        963       2,691      3,518
                                                       -------    -------    --------   --------

Operating costs and expenses:
  Cost of revenues...................................      485        139       1,029        195
  Selling, general and administrative................    1,811      1,788       3,702      2,978
  Research and development (including research and
    development related to contracts)................    7,568      4,594      13,229      8,652
  Amortization of intangibles........................       --      2,464          --      5,420
                                                       -------    -------    --------   --------
    Total operating costs and expenses...............    9,864      8,985      17,960     17,245
                                                       -------    -------    --------   --------

Operating loss.......................................   (8,585)    (8,022)    (15,269)   (13,727)
                                                       -------    -------    --------   --------

Other income (expenses):
  Interest income....................................      268        177         691        250
  Interest expense...................................      (14)       (70)        (27)      (157)
                                                       -------    -------    --------   --------
    Total other income (expenses)....................      254        107         664         93
                                                       -------    -------    --------   --------
Loss before income taxes.............................   (8,331)    (7,915)    (14,605)   (13,634)
Tax benefit..........................................       --        552          --      1,214
                                                       -------    -------    --------   --------
Division net loss....................................  $(8,331)   $(7,363)   $(14,605)  $(12,420)
                                                       =======    =======    ========   ========

Comprehensive loss, net of tax:
  Division net loss..................................  $(8,331)   $(7,363)   $(14,605)  $(12,420)
  Other comprehensive loss, net of tax:
    Unrealized gains (losses) on securities arising
      during the period..............................       --         --          --         --
                                                       -------    -------    --------   --------
Comprehensive loss...................................  $(8,331)   $(7,363)   $(14,605)  $(12,420)
                                                       =======    =======    ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $16,173        $22,209
  Short-term investments....................................         --          7,942
  Accounts receivable, net..................................        323            231
  Prepaid expenses and other current assets.................        240            126
                                                                -------        -------
    Total current assets....................................     16,736         30,508

Equipment, net..............................................        182            244
                                                                -------        -------
    Total assets............................................    $16,918        $30,752
                                                                =======        =======

              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accrued expenses..........................................    $ 1,076        $ 1,540
  Due to Genzyme General....................................      6,655          4,660
  Deferred revenue--current portion.........................      1,855          2,208
                                                                -------        -------
    Total current liabilities...............................      9,586          8,408

Deferred revenue--long-term portion.........................      2,020          2,818
                                                                -------        -------
    Total liabilities.......................................     11,606         11,226

Division equity.............................................      5,312         19,526
                                                                -------        -------
    Total liabilities and division equity...................    $16,918        $30,752
                                                                =======        =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(14,605)  $(12,420)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................        62      5,499
    Deferred income tax benefit.............................        --     (1,214)
    Other...................................................       152        (86)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................       (92)      (139)
      Prepaid expenses and other current assets.............      (114)       206
      Accrued expenses, deferred revenue and other..........    (1,615)       765
      Due to Genzyme General................................     1,995        311
                                                              --------   --------
        Net cash used in operating activities...............   (14,217)    (7,078)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................        --     (6,790)
  Sales and maturities of investments.......................     7,792         --
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................     7,792     (6,790)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Molecular Oncology
    Stock...................................................       389      1,366
  Repayment of debt.........................................        --     (5,000)
  Net cash allocated from Genzyme General...................        --     15,000
                                                              --------   --------
        Net cash provided by financing activities...........       389     11,366
                                                              --------   --------

Decrease in cash and cash equivalents.......................    (6,036)    (2,502)
Cash and cash equivalents at beginning of period............    22,209      3,587
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 16,173   $  1,085
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY

                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the balance sheets, statements of operations and cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

    We have included the impact that recently issued accounting standards will have on our financial statements in Note 10., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in the section of this report on Form 10-Q entitled "Note Regarding Forward-Looking Statements" and in
Exhibit 99.2 to our 2000 Form 10-K. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations.

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

    - Genzyme Biosurgery, which develops, manufactures and sells instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

    - Genzyme Molecular Oncology, which utilizes its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors and to generate partnering revenue developing cancer products, with a focus on therapeutic vaccines and angiogenesis inhibitors.

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

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc., for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

    In June 2001, we acquired Focal, Inc., a public company and developer of synthetic biopolymers used in surgery. We allocated the acquired assets and liabilities to Genzyme Biosurgery. The results of operations of Focal will be included in our consolidated results and the results of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

    In December, 2000, we acquired GelTex Pharmaceuticals, Inc., a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. Accordingly, the results of operations of GelTex are included in our consolidated financial statements and the combined financial statements of Genzyme General from the date of acquisition. As part of the acquisition of GelTex, we acquired all of GelTex's interest in RenaGel LLC, our joint venture with GelTex. Our consolidated financial statements and the combined financial statements for Genzyme General reflect the consolidation of RenaGel LLC from the date of acquisition of GelTex. Prior to the acquisition of GelTex, we accounted for our investment in RenaGel LLC under the equity method.

    In December 2000, we also acquired Biomatrix, Inc., a company that develops, manufactures, markets and sells a series of proprietary viscoelastic products based on hyaluronan technology that are used in therapeutic medical applications and skin care. We allocated the acquisition to Genzyme

Biosurgery. The operations of Biomatrix are included in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from the date of acquisition.

A.  RESULTS OF OPERATIONS

                              GENZYME CORPORATION

    The components of our consolidated statements of operations are described in the following table:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues..................  $300,641   $223,913        34%     $578,902   $432,043        34%
                                  --------   --------                --------   --------
Cost of products and services
  sold..........................    93,028     65,610        42%      182,981    125,720        46%
Selling, general and
  administrative................   103,666     67,428        54%      194,780    128,979        51%
Research and development
  (including research and
  development related to
  contracts)....................    62,414     28,577       118%      119,524     84,276        42%
Amortization of intangibles.....    30,174      5,684       431%       59,165     11,782       402%
Purchase of in-process research
  and development...............     8,768         --       N/A         8,768         --       N/A
                                  --------   --------                --------   --------
    Total operating costs and
      expenses..................   298,050    167,299        78%      565,218    350,757        61%
                                  --------   --------                --------   --------

Operating income................     2,591     56,614       (95)%      13,684     81,286       (83)%
Other income (expenses), net....   (11,009)    16,192      (168)%     (23,682)    35,192      (167)%
                                  --------   --------                --------   --------

Income (loss) before income
  taxes.........................    (8,418)    72,806      (112)%      (9,998)   116,478      (109)%
Benefit from (provision for)
  income taxes..................     2,064    (23,314)     (109)%       2,734    (35,168)     (108)%
                                  --------   --------                --------   --------
Net income (loss) before
  cumulative effect of change in
  accounting principle..........    (6,354)    49,492      (113)%      (7,264)    81,310      (109)%
Cumulative effect of change in
  accounting principle, net of
  tax...........................        --         --        --         4,167         --       N/A
                                  --------   --------                --------   --------
Net income (loss)...............  $ (6,354)  $ 49,492      (113)%    $ (3,097)  $ 81,310      (104)%
                                  ========   ========                ========   ========

REVENUES

    The components of our revenues are described in the following table:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue.................  $273,473   $201,439       36%      $524,303   $385,860       36%
Service revenue.................    24,235     21,347       14%        47,995     42,313       13%
                                  --------   --------                --------   --------
  Total product and service
    revenue.....................   297,708    222,786       34%       572,298    428,173       34%
Research and development
  revenue.......................     2,933      1,127      160%         6,604      3,870       71%
                                  --------   --------                --------   --------
    Total revenues..............  $300,641   $223,913       34%      $578,902   $432,043       34%
                                  ========   ========                ========   ========

PRODUCT REVENUE

    We derive product revenue from sales by Genzyme General of therapeutic products, including Cerezyme-Registered Trademark- and
Ceredase-Registered Trademark- enzymes and Renagel-Registered Trademark-phosphate binder, diagnostic products and other products, and sales by Genzyme Biosurgery of cardiothoracic products, including
FocalSeal-Registered Trademark--L surgical sealant, orthopaedic products, including Synvisc-Registered Trademark- viscosupplementation product, and biosurgical specialties products, including Seprafilm-TM- bioresorbable membrane.

    The following table sets forth our product revenue on a segment basis:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Genzyme General:
  Therapeutics:
  Cerezyme-Registered Trademark-
      and
  Ceredase-Registered Trademark-
      enzymes...................  $141,312   $134,854        5%      $280,943   $263,459        7%
   Renagel-Registered Trademark-
      phosphate binder..........    40,408     10,218      295%        69,003     10,218      575%
  Thyrogen-Registered Trademark-
      hormone...................     4,420      3,506       26%         8,600      6,867       25%
    Other therapeutic
      products..................     2,083         --      N/A          4,579      1,852      147%
                                  --------   --------                --------   --------
      Total Therapeutics........   188,223    148,578       27%       363,125    282,396       29%
  Diagnostic Products...........    17,790     15,539       14%        34,214     30,777       11%
  Other.........................    13,027      7,353       77%        23,907     13,636       75%
                                  --------   --------                --------   --------
        Total product revenue--
          Genzyme General.......   219,040    171,470       28%       421,246    326,809       29%
                                  --------   --------                --------   --------
Genzyme Biosurgery:
  Cardiothoracic................    17,367     19,786      (12)%       35,656     39,436      (10)%
  Orthopaedics..................    21,709         --      N/A         37,777         --      N/A
  Biosurgical Specialties.......    15,357     10,183       51%        29,624     19,615       51%
                                  --------   --------                --------   --------
        Total product revenue--
          Genzyme Biosurgery....    54,433     29,969       82%       103,057     59,051       75%
                                  --------   --------                --------   --------
        Total product
          revenues..............  $273,473   $201,439       36%      $524,303   $385,860       36%
                                  ========   ========                ========   ========

    Product revenue continued to increase in both the three and six month periods ended June 30, 2001 as compared to the same periods a year ago, due primarily to increased sales of Renagel-Registered Trademark- phosphate binder, which is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis, and continued growth in sales of Cerezyme-Registered Trademark- enzyme for the treatment of Type I Gaucher disease. We began recording revenues from Renagel-Registered Trademark-phosphate binder during the second quarter of 2000 under an amended distribution arrangement with GelTex, which we acquired in December 2000. Prior to this amendment, revenues from Renagel-Registered Trademark- phosphate binder were recorded by RenaGel LLC, our joint venture with GelTex, and were $8.0 million for the three month period ended March 31, 2000.

    Sales of Renagel-Registered Trademark- phosphate binder in both the three and six months ended June 30, 2001 include sales of capsules and the new 800 mg tablet formulation. We launched the tablet formulation in the United States during the third quarter of 2000. In the first quarter of 2001, the higher-than-anticipated demand for the 800 mg tablet formulation and certain production constraints resulted in a temporary shortage of this dosage form of Renagel-Registered Trademark- phosphate binder. Patients taking the 800 mg tablets were shifted to an equivalent dose of 400 mg
Renagel-Registered Trademark- tablets or 403 mg Renagel-Registered Trademark-capsules while we built an inventory of 800 mg tablets to support our re-launch of this dosage form in June 2001. Despite the temporary shortage of the 800 mg tablet formulation, sales of Renagel-Registered Trademark- phosphate binder increased significantly in each of the three and six months ended June 30, 2001 in comparison to the same periods of 2000 due to accelerating adoption of the product by nephrologists, as evidenced by significant increases in both renewal prescriptions and new prescriptions.

    The steady growth in sales of Cerezyme-Registered Trademark- enzyme in the three and six months ended June 30, 2001 was attributable to our continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure that has continued to increase international sales of this product. Additionally, we continue to market Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Our results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. We are aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future. Although orphan drug status for Cerezyme-Registered Trademark- enzyme, which provided us with exclusive marketing rights for Cerezyme-Registered Trademark- enzyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme-Registered Trademark- enzyme until 2010 and the composition of Cerezyme-Registered Trademark- enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject Cerezyme-Registered Trademark- enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

    The following table provides information regarding the change in sales of our Gaucher disease therapies as a percentage of total product revenue during the periods presented:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales of
  Cerezyme-Registered Trademark-
  and
  Ceredase-Registered Trademark-
  enzymes.......................  $141,312   $134,854       5%       $280,943   $263,459       7%
% of total product revenue......       52%        67%                     54%        68%

    Although sales of Genzyme General's Gaucher disease therapies continue to increase, the decline as a percentage of total product revenue is a trend we expect will continue in the second half of 2001. Genzyme General expects that growth in the sales of Renagel-Registered Trademark- phosphate binder will continue to increase. Revenue from sales of Renagel-Registered Trademark-phosphate binder represented approximately 15% of our total product revenue for the three month period ended June 30, 2001 as compared to 5% for the same period a year ago. For the six month period ended June 30, 2001, sales of Renagel-Registered Trademark- phosphate binder represented approximately 13% of our total product revenue as compared to 3% for the same period a year ago.

    Therapeutics revenue for each period also includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer. Revenues for Thyrogen-Registered Trademark- hormone increased for the three months and six months ended June 30, 2001 as compared to the same periods a year ago, due primarily to increased market penetration.

    Other therapeutics revenue increased for both the three and six months ended June 30, 2001 due primarily to increased sales of Fabrazyme-TM- enzyme in France under an Authorisation Temporaire d'utilisation from the French Medicines Agency.

    Diagnostic Products's revenues increased for the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000, due primarily to increased sales of infectious disease testing products and HDL and LDL cholesterol testing products. Also contributing to the increase for both periods is the addition of sales of point of care rapid diagnostic tests for pregnancy and infectious diseases that we obtained through our acquisition of Wyntek, which we acquired on June 1, 2001. Diagnostic Product's revenue also includes royalties on product sales by Techne Corporation's biotechnology group.

    The increase in other product revenue for the three and six months ended June 30, 2001 as compared to the same periods in 2000, was primarily attributable to increased sales of lipids and peptides for drug delivery. The increase in other service revenue in each of the three and six months ended
June 30, 2001 is due to increased sales of genetic testing services attributable to expanded presence in the prenatal market and a broader test menu in oncology.

    The decrease in cardiothoracic revenue in the three and six months ended June 30, 2001 when compared to the same periods of 2000 was due to decreased sales of chest drainage systems resulting from competitive pricing pressures in that market as well as the withdrawal from certain commodity suture lines in Europe. The decreases were offset, in part, by the continued sales revenue growth in the minimally invasive cardiac surgery products and sales revenue from the FocalSeal-Registered Trademark--L surgical sealant. We added FocalSeal-Registered Trademark--L surgical sealant to the cardiothoracic product category in the third quarter of 2000 pursuant to a distribution and marketing agreement with Focal which, prior to our acquisition of Focal in June 2001, provided us with exclusive distribution rights for this product in North America.

    The orthopaedics product revenue increased for the three and six months ended June 30, 2001 when compared to the same periods of 2000 primarily due to the sales of Synvisc-Registered Trademark- viscosupplementation product, which was added to the orthopaedics product category in December 2000 through our acquisition of Biomatrix.

    The increase in biosurgical specialties product revenue in the three and six months ended June 30, 2001 when compared to the same periods of 2000 is due to increases in sales of Seprafilm-TM- bioresorbable membrane and Sepramesh-TM-biosurgical composite. An increase in sales to original equipment manufacturers and sales generated from Hylaform-Registered Trademark- and skin care products, which was added to the biosurgical specialties product category in December 2000, also contributed to the overall increase in biosurgical specialties product revenue.

SERVICE REVENUE

    We derive service revenues from three principal sources:

    - genetic testing services performed by Genzyme General;

    - Genzyme Biosurgery's Carticel-Registered Trademark- chondrocytes for the treatment of cartilage damage; and

    - Genzyme Biosurgery's Epicel-Registered Trademark- skin grafts for the treatment of severe burns.

    The following table sets forth our service revenues on a segment basis:

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Genzyme General...................  $18,305    $15,061        22%      $36,537    $30,181        21%
Genzyme Biosurgery................    5,930      6,286        (6)%      11,458     12,132        (6)%
                                    -------    -------                 -------    -------
  Total service revenues..........  $24,235    $21,347        14%      $47,995    $42,313        13%
                                    =======    =======                 =======    =======

    The increase in other service revenue in each of the three and six months ended June 30, 2001 is due to increased sales of genetic testing services attributable to expanded presence in the prenatal market and a broader test menu in oncology, which was offset in part by a decrease in sales of Epicel-Registered Trademark- skin grafts during the same period.

RESEARCH AND DEVELOPMENT REVENUE

    The following table sets forth our research and development revenues on a segment basis:

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Genzyme General...................   $1,653     $  163       914%       $3,908     $  330      1,084%
Genzyme Biosurgery................        1          1        --             5         22        (77)%
Genzyme Molecular Oncology........    1,279        963        33%        2,691      3,518        (24)%
                                     ------     ------                  ------     ------
  Total research and development
    revenues......................   $2,933     $1,127       160%       $6,604     $3,870         71%
                                     ======     ======                  ======     ======

    The increase in research and development revenue in the three months ended June 30, 2001 is primarily attributable to $1.0 million of additional research and development services performed on behalf of Genzyme Transgenics Corporation. For the six months ended June 30, 2001 research and development revenue increased primarily due to $2.2 million of revenue recognized by GelTex and $1.4 million recognized under the development agreement with Purdue Pharma for which there are no similar amounts in the same period of 2000. In addition, in the six months ended June 30, 2001 we recorded $1.3 million of additional revenue from research and development services we performed on behalf of Genzyme Transgenics. The increases in research and development revenue under these contracts for the six months ended June 30, 2001 was offset in part by a $2.0 million development milestone payment received under a license agreement with Schering-Plough Corporation in the six months ended June 30, 2000 for which there is no similar amount in 2001.

INTERNATIONAL PRODUCT AND SERVICE REVENUE

    A substantial portion of our revenue was generated outside of the United States, as described in the following table. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme, which increased 4% and 10% to $71.4 million and $149.2 million in the three and six months ended June 30, 2001 from $68.8 million and $135.8 million in the same periods last year. Despite an approximate 6% decline in the average exchange rate of the euro for both the three and six month periods ended June 30, 2001 as compared to a year ago, international sales of Cerezyme-Registered Trademark- enzyme increased for both periods due primarily to the continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure. International product and service revenue as a percent of total product and service revenue decreased in both the three and six months ended June 30, 2001 due primarily to increased sales of Renagel-Registered Trademark-phosphate binder in the United States.

    The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and
  service revenue...............  $100,875   $88,410        14%      $209,778   $175,187       20%
% of total product and service
  revenue.......................       34%       40%                      37%        41%

MARGINS

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin:
  Genzyme General...............  $171,571   $134,419       28%      $325,883   $257,538       27%
  % of total product revenue....       63%        67%                     62%        67%

  Genzyme Biosurgery............    22,302     13,377       66%        42,288     26,420       60%
  % of total product revenue....        8%         6%                      8%         7%

  Total product margin..........  $193,873   $147,796       31%      $368,171   $283,958       30%
  % of total product revenue....       71%        73%                     70%        74%

Service margin:
  Genzyme General...............  $  7,688   $  6,117       26%      $ 15,636   $ 12,409       26%
  % of total service revenue....       32%        29%                     33%        29%

  Genzyme Biosurgery............     3,119      3,263       (4)%        5,510      6,086       (9)%
  % of total service revenue....       13%        15%                     11%        14%

  Total service margin..........  $ 10,807   $  9,380       15%      $ 21,146   $ 18,495       14%
  % of total service revenue....       45%        44%                     44%        44%

Total gross margin:
  Genzyme General...............  $179,259   $140,536       28%      $341,519   $269,947       27%
  % of total product and service
    revenue.....................       60%        63%                     60%        63%

  Genzyme Biosurgery............    25,421   $ 16,640       53%        47,798     32,506       47%
  % of total product and service
    revenue.....................        9%         8%                      8%         8%

  Total gross margin............  $204,680   $157,176       30%      $389,317   $302,453       29%
  % of total product and service
    revenue.....................       69%        71%                     68%        71%

    We provide a broad range of healthcare products and services. As a result, our gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark-enzyme, result in higher margins than sales of surgical or diagnostic products.

PRODUCT MARGIN

    Product margins for products allocated to Genzyme General increased for the three and six months ended June 30, 2001 as compared to the same periods a year ago primarily as a result of increased sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark- phosphate binder during the first six months of 2001.

    This increase was partially offset by charges to cost of products sold of $4.7 million for the three months ended June 30, 2001 and $8.2 million for the six months ended June 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000. The decrease in Genzyme General's product margin as a percentage of product revenue for the three and six month periods ended June 30, 2001 as compared to the same periods a year ago is primarily attributable to increased sales of Renagel-Registered Trademark- phosphate binder, a lower margin product. The lower margin attributable to Renagel-Registered Trademark- phosphate binder was offset in part by increased efficiencies and process improvements in manufacturing Cerezyme-Registered Trademark- enzyme.

    Product margins for products allocated to Genzyme Biosurgery increased during the period due to increased sales of higher margin products such as Synvisc-Registered Trademark- viscosupplementation products and devices for minimally invasive cardiac surgery. This increase was partially offset by charges to cost of products sold of $5.3 million for the three months ended June 30, 2001 and $11.3 million for the six months ended June 30, 2001 to amortize a portion of the increase to fair value of the inventory obtained in connection with our acquisition of Biomatrix in December 2000. Without the effect of these charges, Genzyme Biosurgery's product margins for the three months ended June 30, 2001 would have increased 107% to $16.9 million and would have increased 103% to $53.6 million for the six months ended June 30, 2001.

SERVICE MARGINS

    Service margins for services allocated to Genzyme General for the three and six months ended June 30, 2001, as compared to the same periods a year ago, continued to increase primarily as a result of increased sales of our higher margin DNA and cancer testing services.

    Service margins for services allocated to Genzyme Biosurgery decreased for the three and six months ended June 30, 2001 as a result of a decrease in Carticel-Registered Trademark- chondrocytes and Epicel-Registered Trademark-skin grafts service revenue and an increase in the fixed costs associated with these services.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three and six months ended June 30, 2001 as compared to the same periods a year ago, is attributable to:

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

    The increase in research and development expenses for both the three and six month periods ended June 30, 2001 as compared to the same period a year ago is attributable to:

    - increased spending on Genzyme General's programs to develop Fabrazyme-TM-enzyme for the treatment of Fabry disease;

    - the addition of spending on Synvisc-Registered Trademark-viscosupplementation product as a result of our acquisition of Biomatrix;

    - the addition of spending on the C. DIFFICILE colitis, DENSPM, iron chelation, oral mucositis, anti-obesity, and GT102-279 programs as a result of the acquisition of GelTex; and

    - increased spending on other internal programs.

    Research and development expenses for the six months ended June 30, 2000 included a one-time charge of $19.5 million representing initial amounts payable to Synpac (North Carolina), Inc. under a license granted to us by Synpac to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease.

    In connection with our acquisition of GelTex on December 14, 2000, we converted options to purchase GelTex common stock into options to purchase Genzyme General Stock. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), at the date of acquisition, the intrinsic value for the unvested portion of these options of $10.2 million was allocated to deferred compensation, a component of stockholders' equity. This amount is being amortized to operating expense over the remaining vesting period of one year from the date of acquisition. The expense is being allocated to the appropriate expense categories of our statement of operations based on the functional responsibility of each employee or option holder. For the three and six months ended June 30, 2001, we recorded $2.3 million and $4.9 million of compensation expense related to these options, of which $1.8 million and $4.0 million was charged to research and development expense and $0.5 million and $0.9 million was charged to selling, general and administrative expense. At June 30, 2001, $4.9 million remained in deferred compensation, all of which will be fully amortized by December 14, 2001.

AMORTIZATION OF INTANGIBLES

    The increase in amortization of intangibles for both the three and six month periods ended June 30, 2001 is primarily attributable to intangible assets acquired in connection with the acquisitions of GelTex and Biomatrix in December 2000 and Wyntek in June 2001.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

WYNTEK

    In connection with the acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Our management assumes responsibility for determining the IPR&D valuation and expects the final valuation will be completed upon closing the transaction. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. A discount rate consistent with the risks of the project was used to estimate the present value of cash flows. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying total estimated revenue for IPR&D by the percentage of completion of the purchased research and development project at the time of acquisition.

    The nature of the efforts to develop the purchased IPR&D into commercially viable products, principally relates to the completion and/or acceleration of existing development programs, including the mandatory completion of several phases of clinical trials and the costs necessary to manage the projects and trials. Assuming the approval of the product by the FDA, costs related to the wide scale manufacturing, distribution, and marketing of the product are included in the projection. The resulting net cash flows from such project are based on our management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, and the anticipated income tax effect.

    The discounting of net cash flows back to their present value is based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate utilized in discounting the net cash flows from purchased IPR&D was 25%. This discount rate is higher than our WACC due to the inherent uncertainties surrounding the successful development of the purchased IPR&D.

    The forecast data employed in the analyses was based upon product level forecast information we obtained from numerous internal and external resources. These resources included external market research and internal experts. Our senior management reviewed and challenged the forecast data and related assumptions and utilized the information in analyzing IPR&D. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, our management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

    In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the three and six months ended June 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek is currently developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The device will be used to read reaction strips at the patient's bedside or in an emergency room setting. Wyntek expects to complete the regulatory review process and file its application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product. A discount rate of 25% was used in valuing the projected cash flows.

GELTEX AND BIOMATRIX

    In December 2000, we acquired GelTex, a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. In connection with the purchase of GelTex, we allocated approximately $118.0 million to in-process research and development or IPR&D, which we recorded as a charge to expense in our consolidated statement of operations for the year ended
December 31, 2000. In December 2000, we also acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. In connection with the purchase of Biomatrix, we allocated approximately $82.1 million to IPR&D, which we recorded as a charge to expense in our consolidated statement of operations for the year ended December 31, 2000. As of June 30, 2001, the technological feasibility of both the GelTex and Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. We cannot guarantee that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can we guarantee that we will be able to develop and commercialize these products before our competitors develop and commercialize products for these indications. If these products are not successfully developed and do not become commercially viable, our results of operations could be materially affected.

    Below is a brief description of the significant GelTex and Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

                                                                                                         ESTIMATED
                                                                                                          COST TO
                                                                                                         COMPLETE
                                                                                            VALUE AT        AT
                                                                                           ACQUISITION   JUNE 30,
PROGRAM                     PROGRAM DESCRIPTION                 DEVELOPMENT STATUS            DATE         2001
-------            -------------------------------------  -------------------------------  -----------   ---------
                                                                                                (IN MILLIONS)
GELTEX:
Renagel(R)         Non-absorbed polymer phosphate binder  - Clinical studies scheduled        $ 19.7      $ 15.4
phosphate binder   for the treatment of hyperphospatemia  for completion in 2002, 2003, and 2004

C. DIFFICILE       Program to develop a toxin-binding     - Phase 2 studies initiated in        37.4        45.0
colitis            polymer for the treatment and          2000
                   prevention of antibiotic induced       - U.S. marketing approval for
                   C. DIFFICILE colitis                   this product is expected by
                                                            2006

Oral Mucositis     Focuses on the development of a        - IND expected to be filed in         17.8        23.1
                   topical mouth rinse that combines      the second quarter of 2002
                   barrier material and antimicrobial     - Product launch expected in
                   polymers to create an anti-infective     2006
                   mechanism against oral mucositis, a
                   common side effect of radiation
                   therapy and chemotherapy

DENSPM             Focuses on the development of a        - Phase 1 safety study and             3.4        29.0
                   compound for the treatment of mild to    dose-ranging studies
                   moderate psoriasis                       scheduled for 2001
                                                          - Product launch expected in
                                                            2006

Iron Chelation     Focuses on the prevention and          - Expected to file an IND in          15.7        28.9
                   treatment of transfusional or          2001
                   hereditary iron overload               - Product launch expected in
                                                            2006

Anti-Obesity       Builds on GelTex's expertise in        - Expected to file an IND in          17.8        36.7
                   non-absorbed polymers and focuses on   late 2002
                   the development of a compound that     - Product launch expected in
                   will inhibit lipase and bind fat         2007

                                                                                                         ESTIMATED
                                                                                                          COST TO
                                                                                                         COMPLETE
                                                                                            VALUE AT        AT
                                                                                           ACQUISITION   JUNE 30,
PROGRAM                     PROGRAM DESCRIPTION                 DEVELOPMENT STATUS            DATE         2001
-------            -------------------------------------  -------------------------------  -----------   ---------
                                                                                                (IN MILLIONS)
GT102-279          Second generation lipid-lowering       - Development on hold               $  6.2         N/A(1)
                   compound with attributes of GelTex's
                   WelChol-TM- lipid lowering agent, but
                   requires 50% fewer tablets
                                                                                              ------      ------
                                                                                              $118.0      $178.1
                                                                                              ======      ======
--------------------------
(1)  Future development costs will be funded by our collaboration partner.

BIOMATRIX:
Visco-             Use of elastoviscous solutions and     - European marketing approval       $ 33.8      $  7.0
supplementation    viscoelastic gels in disease             expected by the end of 2001.
                   conditions to supplement tissues and     U.S. trial scheduled for
                   body fluids, alleviating pain and        2002. Initiation of a next
                   restoring normal function                generation
                                                            Synvisc-Registered Trademark-
                                                            program expected in the
                                                            fourth quarter of 2001 with
                                                            possible U.S. market approval
                                                            in the second half of 2004

Visco-             Use of viscoelastic gels to provide    - U.S. clinical studies of             8.6         6.5
augmentation       scaffolding for tissue regeneration     Hylaform-Registered Trademark-
                   or as an inert elastic filler for        expected to start in the
                   tissues of the skin and the              fourth quarter of 2001 with
                   subcutaneous and intermuscular           market launch expected in the
                   connective tissues                       second half of 2003
                                                          - Hylagel-Registered Trademark-
                                                          Uro expected to be submitted
                                                            for FDA approval and approval
                                                            in Canada and Europe in 2002,
                                                            with product launch expected
                                                            in 2003

Visco-             Use of viscoelastic gels and           - Clinical studies have been        $ 39.7      $  7.3
separation         membranes to separate tissues and to     initiated in the U.S.,
                   decrease formation of adhesions and      Germany, France, the United
                   excessive scars after surgery            Kingdom and Belgium for
                                                            Sepragel-TM- Spine (formerly
                                                            Hylagel-Registered Trademark-
                                                            Nuro). Completion of patient
                                                            enrollment is expected by the
                                                            first quarter of 2002.
                                                            Patient follow up expected to
                                                            be completed by the first
                                                            quarter of 2003 with U.S.
                                                            marketing approval
                                                            anticipated in the first half
                                                            of 2004. European marketing
                                                            approval expected in the
                                                            second half of 2003, with
                                                            submissions for regulatory
                                                            approvals in the United
                                                            States and Canada thereafter.
                                                          - Expected product launch in
                                                            Europe by the second quarter
                                                            of 2002 and in the United
                                                            States by the fourth quarter
                                                            of 2002
                                                                                              ------      ------
                                                                                              $ 82.1      $ 20.8
                                                                                              ======      ======

OTHER INCOME AND EXPENSES

                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30,          INCREASE/         JUNE 30,         INCREASE/
                                        ---------------------   (DECREASE)   -------------------   (DECREASE)
                                          2001        2000       % CHANGE      2001       2000      % CHANGE
                                        ---------   ---------   ----------   --------   --------   ----------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated
  affiliates..........................  $(11,796)   $(11,313)         4%     $(20,811)  $(19,446)        7%
Gain on affiliate sale of stock.......        --          --      N/A              --     20,270       100%
Gain (loss) on sale of equity
  securities..........................    (1,532)     14,165       (111)%      (1,532)    14,165      (111)%
Minority interest in net loss of
  subsidiary..........................       725       1,352        (46)%       1,999      2,208        (9)%
Other.................................      (133)      5,193       (103)%      (3,843)     5,195      (174)%
Investment income.....................    12,493      10,631         18%       22,641     20,575        10%
Interest expense......................   (10,766)     (3,836)       181%      (22,136)    (7,775)      185%
                                        --------    --------                 --------   --------
Total other income (expenses).........  $(11,009)   $ 16,192       (168)%    $(23,682)  $ 35,192      (167)%
                                        ========    ========                 ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES:

    We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

JOINT VENTURE                PARTNER           EFFECTIVE DATE     PRODUCT/INDICATION     GENZYME DIVISION
-------------        ------------------------  --------------   ----------------------  -------------------
RenaGel LLC          GelTex(1)                 June 1997        Renagel-Registered Trademark- Genzyme General
                                                                phosphate binder for
                                                                the reduction of serum
                                                                phosphorus in patients
                                                                with end-stage renal
                                                                disease
BioMarin/ Genzyme    BioMarin Pharmaceutical   September 1998   Aldurazyme-TM- enzyme   Genzyme General
LLC                  Inc.                                       for the treatment of
                                                                mucopolysaccharidosis-I
Pharming/ Genzyme    Pharming Group, N.V.      October 1998     Human alpha-            Genzyme General
LLC                                                             glucosidase for the
                                                                treatment of Pompe
                                                                disease (transgenic
                                                                product)
Genzyme/ Pharming    Pharming Group, N.V.      June 2000        Human alpha-            Genzyme General
Alliance LLC                                                    glucosidase for the
                                                                treatment of Pompe
                                                                disease (produced
                                                                using CHO cells)
Diacrin/Genzyme LLC  Diacrin, Inc.             October 1996     Products using porcine  Genzyme Biosurgery
                                                                fetal cells for the     (until May 1999);
                                                                treatment of            Genzyme General
                                                                Parkinson's and         (after May 1999)
                                                                Huntington's diseases

--------------------------

(1) We acquired GelTex in December 2000.

    We currently own approximately 26% of the common stock of Genzyme Transgenics and record our portion of its results in equity in net loss of unconsolidated affiliates.

    We record in equity in net loss of unconsolidated affiliates our portion of the results of our joint ventures with BioMarin, Pharming and Diacrin. Included in the three and six months ended June 30, 2001 are losses from Focal, which we acquired in June 2001 and for which there are no similar amounts in the same periods of 2000. Included in the three and six month periods ended June 30, 2000 are losses from RenaGel LLC, in which we and GelTex each own a 50% interest. We acquired GelTex in December 2000. We have included the results of RenaGel LLC in our consolidated financial statements from the date of acquisition. Our equity in the net losses of RenaGel LLC were $4.5 million in the three months ended June 30, 2000 and $6.0 million in the six months ended June 30, 2000.

Excluding these losses, our equity in net loss of unconsolidated affiliates increased in both the three and six months ended June 30, 2001 due primarily to increased losses from our joint venture with BioMarin, our joint ventures with Pharming, and our equity position in Genzyme Transgenics, which were offset in part by decreased losses from our joint venture with Diacrin.

GAIN ON AFFILIATE SALE OF STOCK

    During the six months ended June 30, 2000, in accordance with our policy pertaining to affiliate sales of stock, we recognized a gain of $20.3 million due to the issuance by Genzyme Transgenics, an unconsolidated affiliate, of additional shares of its common stock. There were no similar transactions recognized during the three and six months ended June 30, 2001.

GAIN (LOSS) ON INVESTMENT IN EQUITY SECURITIES

    In April 2001, Antigenics, Inc. announced that it had entered into a definitive merger agreement with Aronex Pharmaceuticals, Inc. The merger was completed in July 2001. Under the terms of the merger agreement, we will receive
0.0594 shares of Antigenics common stock for each of our shares of Aronex common stock. As a result of this merger, we recorded a $1.2 million realized loss to reflect the fair market value of our investment in Aronex at June 30, 2001.

    In the second quarter of 2000, we recorded a realized gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. We also recognized a realized gain of $7.6 million resulting from the acquisition of Celtrix Pharmaceuticals, Inc. by Insmed Pharmaceuticals, Inc. in which our shares of Celtrix common stock were exchanged on a 1-for-1 basis for shares of Insmed common stock.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

    ATIII LLC is our joint venture with Genzyme Transgenics for the development and commercialization of ATIII. We allocate our interest in ATIII LLC to Genzyme General. Due to our combined direct and indirect interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest increased in the three and six months ended June 30, 2001 due to a change in the funding agreement for the joint venture in March 2001, effective January 1, 2001, which increased Genzyme Transgenics' portion of the losses incurred by ATIII LLC to 50% as compared to 30% for the same periods a year ago.

INVESTMENT INCOME

    Our investment income increased for the three and six months ended June 30, 2001 due primarily to higher average invested cash balances as compared to the three and six months ended June 30, 2000. In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General. A portion of the net proceeds from the private placement of the debentures was used to repay the $150.0 million Genzyme General had drawn under our revolving credit facility in December 2000.

INTEREST EXPENSE

    Our interest expense increased for the three and six months ended June 30, 2001 as compared to the same periods a year ago primarily due to additional interest expense resulting from the $150.0 million of debt drawn on our revolving credit facility in December 2000 as part of the financing of the GelTex acquisition and the private placement of $575.0 million in principal 3% convertible debentures issued in May 2001. A portion of the net proceeds from the private placement of the debentures was used to repay the $150.0 million Genzyme General had drawn under our revolving credit facility in December 2000.

TAX PROVISION

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Benefit from (provision for)
  income taxes....................   $2,064    $(23,314)     (109)%     $2,734    $(35,168)     (108)%
Effective tax rate................      25%        32%                     27%         30%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles;

    - use of tax credits; and

    - share of losses of unconsolidated affiliates.

    The decrease in our effective tax rate for both the three and six months ended June 30, 2001, as compared to the same periods a year ago, was primarily attributable to increased losses from Genzyme Biosurgery and a charge of $8.8 million for in-process research and development resulting from our acquisition of Wyntek in June 2001, offset in part by an increase in non-deductible amortization of intangibles consisting largely of goodwill resulting from our acquisitions of GelTex and Biomatrix in December 2000. The tax benefit for the three and six months ended June 30, 2001 includes a $2.2 million benefit resulting from the release of excess tax reserves.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001, we adopted Statement of Financial Accounting Standards or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value will be reflected in income, unless the derivative is part of a qualified hedging relationship.

    In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations for the six months ended June 30, 2001 to record the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and our foreign currency forward contracts were not significant. For the three months ended June 30, 2001, we recorded a charge of $0.2 million in other expense to reflect the change in the value of certain common stock warrants from April 1, 2001 to June 30, 2001. For the six months ended June 30, 2001, we recorded a charge of $3.8 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to June 30, 2001. We also recorded a charge of $0.5 million in other comprehensive income for the six months ended June 30, 2001 to reflect the change in the value of our interest rate swap contract during the period, net of tax.

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

    The components of Genzyme General's combined statements of operations are described in the following table:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues..................  $238,998   $186,694        28%     $461,691   $357,320        29%
                                  --------   --------                --------   --------

Cost of products and services
  sold..........................    58,086     45,995        26%      116,264     87,043        34%
Selling, general and
  administrative................    66,558     42,972        55%      125,089     81,194        54%
Research and development
  (including research and
  development related to
  contracts)....................    42,405     15,391       176%       82,591     58,134        42%
Amortization of intangibles.....    18,182      2,011       804%       35,852      3,979       801%
Purchase of in-process research
  and development...............     8,768         --       N/A         8,768         --       N/A
                                  --------   --------                --------   --------
  Total operating costs and
    expenses....................   193,999    106,369        82%      368,564    230,350        60%
                                  --------   --------                --------   --------

Operating income................    44,999     80,325       (44)%      93,127    126,970       (27)%
Other income (expenses), net....    (7,478)    14,576      (151)%     (15,585)    32,084      (149)%
                                  --------   --------                --------   --------

Income before income taxes......    37,521     94,901       (60)%      77,542    159,054       (51)%
Provision for income taxes......   (15,803)   (30,911)      (49)%     (30,679)   (49,755)      (38)%
                                  --------   --------                --------   --------

Division net income before
  cumulative effect of change in
  accounting principle..........    21,718     63,990       (66)%      46,863    109,299       (57)%
Cumulative effect of change in
  accounting principle, net of
  tax...........................        --         --        --         4,167         --       N/A
                                  --------   --------                --------   --------
Division net income.............  $ 21,718   $ 63,990       (66)%    $ 51,030   $109,299       (53)%
                                  ========   ========                ========   ========

REVENUES

    The components of Genzyme General's total revenues are described in the following table:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product revenue.................  $219,040   $171,470       28%      $421,246   $326,809        29%
Service revenue.................    18,305     15,061       22%        36,537     30,181        21%
                                  --------   --------                --------   --------
  Total product and service
    revenue.....................   237,345    186,531       27%       457,783    356,990        28%
Research and development
  revenue.......................     1,653        163      914%         3,908        330     1,084%
                                  --------   --------                --------   --------
  Total revenues................  $238,998   $186,694       28%      $461,691   $357,320        29%
                                  ========   ========                ========   ========

PRODUCT AND SERVICE REVENUES

    The following table sets forth Genzyme General's product and service revenues on a segment basis:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product Revenue:
  Therapeutics:
  Cerezyme-Registered Trademark-
      and
  Ceredase-Registered Trademark-
      enzymes...................  $141,312   $134,854        5%      $280,943   $263,459        7%
   Renagel-Registered Trademark-
      phosphate binder..........    40,408     10,218      295%        69,003     10,218      575%
  Thyrogen-Registered Trademark-
      hormone...................     4,420      3,506       26%         8,600      6,867       25%
    Other therapeutic
      products..................     2,083         --      N/A          4,579      1,852      147%
                                  --------   --------                --------   --------
      Total Therapeutics........   188,223    148,578       27%       363,125    282,396       29%

  Diagnostic Products...........    17,790     15,539       14%        34,214     30,777       11%
  Other.........................    13,027      7,353       77%        23,907     13,636       75%
                                  --------   --------                --------   --------
      Total product revenue.....   219,040    171,470       28%       421,246    326,809       29%
Service Revenue:
  Other.........................    18,305     15,061       22%        36,537     30,181       21%
                                  --------   --------                --------   --------
Total product and service
  revenue.......................  $237,345   $186,531       27%      $457,783   $356,990       28%
                                  ========   ========                ========   ========

THERAPEUTICS

    Genzyme General's continued increase in product revenue for both the three and six month periods ended June 30, 2001 as compared to the same periods a year ago, was primarily due to increased sales of Renagel-Registered Trademark-phosphate binder, which is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis, and continued growth in sales of Cerezyme-Registered Trademark- enzyme for the treatment of Type I Gaucher disease. Genzyme General began recording revenues from Renagel-Registered Trademark- phosphate binder during the second quarter of 2000 under an amended distribution arrangement with GelTex, which we acquired in December 2000. Prior to this amendment, revenues from Renagel-Registered Trademark- phosphate binder were recorded by RenaGel LLC, our joint venture with GelTex, and were $8.0 million for the three month period ended March 31, 2000.

    Sales of Renagel-Registered Trademark- phosphate binder in both the three and six months ended June 30, 2001 include sales of capsules and the new 800 mg tablet formulation. Genzyme General launched the tablet formulation in the United States during the third quarter of 2000. In the first quarter of 2001, the higher-than-anticipated demand for the 800 mg tablet formulation and certain production constraints resulted in a temporary shortage of this dosage form of Renagel-Registered Trademark- phosphate binder. Patients taking the 800 mg tablets were shifted to an equivalent dose of 400 mg
Renagel-Registered Trademark- tablets or 403 mg Renagel-Registered Trademark-capsules while Genzyme General built an inventory of 800 mg tablets to support our re-launch of this dosage form in June 2001. Despite the temporary shortage of the 800mg tablet formulation, sales of Renagel-Registered Trademark-phosphate binder increased significantly in each of the three and six months ended June 30, 2001 in comparison to the same periods of 2000 due to accelerating adoption of the product by nephrologists, as evidenced by significant increases in both renewal prescriptions and new prescriptions.

    The steady growth in sales of Cerezyme-Registered Trademark- enzyme in the three and six months ended June 30, 2001 was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure that has continued to increase international sales of this product. Additionally, Genzyme General continues to market

Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Genzyme General's results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Genzyme General is aware of companies that have initiated efforts to develop competitive products and other companies may do so in the future. Although orphan drug status for Cerezyme-Registered Trademark- enzyme, which provided us with exclusive marketing rights for Cerezyme-Registered Trademark- enzyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme-Registered Trademark- enzyme until 2010 and the composition of Cerezyme-Registered Trademark- enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject Cerezyme-Registered Trademark- enzyme to increased competition which may decrease the amount of revenue we receive from this product or the growth of that revenue.

    The following table provides information regarding the change in sales of Genzyme General's Gaucher disease therapies as a percentage of total product revenue during the periods presented:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Sales of
  Cerezyme-Registered Trademark-
  and
  Ceredase-Registered Trademark-
  enzymes.......................  $141,312   $134,854        5%      $280,943   $263,459        7%
% of total product revenue......       65%        79%                     67%        81%

    Although sales of Genzyme General's Gaucher disease therapies continue to increase, the decline as a percentage of total product revenue is a trend we expect will continue in the second half of 2001. Genzyme General expects that growth in the sales of Renagel-Registered Trademark- phosphate binder will continue to increase. Revenue from sales of Renagel-Registered Trademark-phosphate binder represented approximately 18% of Genzyme General's total product revenue for the three month period ended June 30, 2001 as compared to 6% for the same period a year ago. For the six month period ended June 30, 2001, sales of Renagel-Registered Trademark- phosphate binder represented approximately 16% of Genzyme General's total product revenue as compared to 3% for the same period a year ago.

    Therapeutics revenue for each period also includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer. Revenues for Thyrogen-Registered Trademark- hormone increased for the three months and six months ended June 30, 2001 as compared to the same periods a year ago, due primarily to increased market penetration.

    Other therapeutics revenue increased for both the three and six months ended June 30, 2001 due primarily to increased sales of Fabrazyme-TM- enzyme in France under an Authorisation Temporaire d'utilisation from the French Medicines Agency.

DIAGNOSTIC PRODUCTS

    Diagnostic Products' revenues increased for the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000, due primarily to increased sales of infectious disease testing products and HDL and LDL cholesterol testing products. Also contributing to the increase for both periods is the addition of sales of point of care rapid tests for pregnancy and infectious diseases acquired through our acquisition of Wyntek, which we acquired on June 1, 2001. Diagnostic Products' revenue also includes royalties on product sales by Techne Corporation's biotechnology group.

OTHER PRODUCT AND SERVICE REVENUE

    The increase in other product revenue for the three and six months ended June 30, 2001 as compared to the same periods in 2000, was primarily attributable to increased sales of lipids and peptides for drug delivery. The increase in other service revenue in each of the three and six months ended
June 30, 2001 is due to increased sales of genetic testing services attributable to expanded presence in the prenatal market and a broader test menu in oncology.

RESEARCH AND DEVELOPMENT REVENUE

    The increase in research and development revenue in the three months ended June 30, 2001 is primarily attributable to $1.0 million of additional research and development services Genzyme General performed on behalf of Genzyme Transgenics. For the six months ended June 30, 2001 research and development revenue increased primarily due to $2.2 million of revenue recognized by GelTex and $1.3 million of additional revenue from research and development services we performed on behalf of Genzyme Transgenics.

INTERNATIONAL PRODUCT AND SERVICE REVENUE

    A substantial portion of Genzyme General's revenue was generated outside of the United States, as described in the table below. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme. International sales of Cerezyme-Registered Trademark- enzyme increased 4% to $71.4 million in the three-month period ended June 30, 2001 from $68.8 million in the same period last year. International sales of Cerezyme-Registered Trademark- enzyme increased 10% to $149.2 million for the six month period ended June 30, 2001 from $135.8 million for the same period last year. Despite an approximate 6% decline in the average exchange rate of the euro for both the three and six month periods ended June 30, 2001 as compared to a year ago, international sales of Cerezyme-Registered Trademark- enzyme increased for both periods due primarily to the continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global infrastructure. International product and service revenue as a percent of total product and service revenue decreased in both the three and six months ended June 30, 2001 due primarily to increased sales of Renagel-Registered Trademark- phosphate binder in the United States.

    The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
International product and
  service revenue...............  $88,349    $79,235        12%      $185,467   $157,007       18%
% of total product and service
  revenue.......................      37%        42%                      41%        44%

MARGINS

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product margin..................  $171,571   $134,419       28%      $325,883   $257,538       27%
% of product revenue............       78%        78%                     77%        79%

Service margin..................     7,688      6,117       26%        15,636     12,409       26%
% of service revenue............       42%        41%                     43%        41%

Total gross margin..............  $179,259   $140,536       28%      $341,519   $269,947       27%
% of total product and service
  revenue.......................       76%        75%                     75%        76%

    Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark- enzyme, result in higher margins than diagnostic products.

PRODUCT MARGIN

    Product margin for the three and six month periods ended June 30, 2001, as compared to the same periods a year ago, increased primarily as a result of increased sales of Renagel-Registered Trademark-( ) phosphate binder and Cerezyme-Registered Trademark- enzyme. This increase was partially offset by charges to cost of products sold of $4.7 million for the three months ended
June 30, 2001 and $8.2 million for the six months ended June 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000. Product margin as a percentage of product revenue for the three month period ended June 30, 2001 was unchanged, as compared to the same period a year ago, while decreasing slightly for the six month period ended June 30, 2001, as compared to a year ago. This was primarily attributable to the increased sales of Renagel-Registered Trademark- phosphate binder, a lower margin product. Genzyme General began selling
Renagel-Registered Trademark- phosphate binder in April 2000. The lower margin attributable to Renagel-Registered Trademark- phosphate binder was offset in part by increased efficiencies and process improvements in manufacturing Cerezyme-Registered Trademark- enzyme.

SERVICE MARGIN

    Service margin for the three and six month periods ended June 30, 2001 increased in comparison to the same periods a year ago primarily as a result of increased sales of our higher margin DNA and cancer testing services. While this trend continued, service margin as a percentage of service revenue increased only slightly for both the three and six-month periods ended June 30, 2001. This was primarily attributable to service revenue increasing at a rate greater than the rate of increase for cost of services sold for both periods. For the three month period ending June 30, 2001, a service revenue increase of 22% was offset by a 19% increase in the cost of services sold as compared to the same period a year ago. For the six month period ending June 30, 2001, a service revenue increase of 21% was offset by a 18% increase in the cost of services sold as compared to the same period a year ago.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for both the three and six month periods ended June 30, 2001 as compared to same periods a year ago is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme, drive the growth in sales of Renagel-Registered Trademark- phosphate binder and
      Thyrogen-Registered Trademark- hormone, and prepare for the commercialization of Fabrazyme-TM- enzyme; and

    - the addition of expenses from GelTex, which was acquired in December 2000.

    The increase in research and development expenses for both the three and six month periods ended June 30, 2001 as compared to the same period a year ago is attributable to:

    - the cost of post-marketing clinical development efforts for of Renagel-Registered Trademark- phosphate binder, which was included in equity in net gain (loss) of unconsolidated affiliates before we purchased GelTex;

    - the addition of spending on the C. DIFFICILE colitis, DENSPM, iron chelation, oral mucositis, anti-obesity, and GT102-279 programs as a result of our acquisition of GelTex; and

    - increased spending on Genzyme General's program to develop Fabrazyme-TM-enzyme for the treatment of Fabry disease; and on other internal programs.

    Research and development expenses for the six months ended June 30, 2000 included a one-time charge of $19.5 million representing initial amounts payable to Synpac (North Carolina), Inc. under a license granted to us by Synpac to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease.

    In connection with our acquisition of GelTex on December 14, 2000, we converted options to purchase GelTex common stock into options to purchase Genzyme General Stock. In accordance with FIN 44, at the date of acquisition, the intrinsic value for the unvested portion of these options of $10.2 million was allocated to deferred compensation, a component of stockholders' equity. This amount is being amortized to operating expense over the remaining vesting period of one year from the date of acquisition. The expense is being allocated to the appropriate expense categories of Genzyme General's statement of operations based on the functional responsibility of each employee or option holder. For the three months ended June 30, 2001, Genzyme General recorded
$2.3 million of compensation expense related to these options, of which $1.8 million was charged to research and development expense and $0.5 million was charged to selling, general and administrative expense. For the six months ended June 30, 2001, Genzyme General recorded $4.9 million of compensation expense related to these options, of which $4.0 million was charged to research and development expense and $0.9 million was charged to selling, general and administrative expense. At June 30, 2001, $4.9 million remained in deferred compensation, a component of division equity, all of which will be fully amortized by December 14, 2001.

AMORTIZATION OF INTANGIBLES

    The increase in amortization of intangibles for both the three and six month periods ended June 30, 2001 is primarily attributable to intangible assets acquired in connection with the acquisition of GelTex in December 2000.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

WYNTEK

    In connection with the acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Our management assumes responsibility for determining the IPR&D valuation and expects the final valuation will be completed upon closing the transaction. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. A discount rate consistent with the risks of the project was used to estimate the present value of cash flows. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying total estimated revenue for IPR&D by the percentage of completion of the purchased research and development project at the time of acquisition.

    The nature of the efforts to develop the purchased IPR&D into commercially viable products, principally relates to the completion and/or acceleration of existing development programs, including the mandatory completion of several phases of clinical trials and the costs necessary to manage the projects and trials. Assuming the approval of the product by the FDA, costs related to the wide scale manufacturing, distribution, and marketing of the product are included in the projection. The resulting net cash flows from such project are based on our management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, and the anticipated income tax effect.

    The discounting of net cash flows back to their present value is based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate utilized in discounting the net cash flows from purchased IPR&D was 25%. This discount rate is higher than our WACC due to the inherent uncertainties surrounding the successful development of the purchased IPR&D.

    The forecast data employed in the analyses was based upon product level forecast information we obtained from numerous internal and external resources. These resources included external market research and internal experts. Our senior management reviewed and challenged the forecast data and related assumptions and utilized the information in analyzing IPR&D. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, our management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

    In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the three and six months ended June 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek is currently developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The device will be used to read reaction strips at the patient's bedside or in an emergency room setting. Wyntek expects to complete the regulatory review process and file its application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product. A discount rate of 25% was used in valuing the projected cash flows.

GELTEX

    In December 2000, in connection with the acquisition of GelTex, Genzyme General allocated approximately $118.0 million of the purchase price to in-process research and development or IPR&D which Genzyme General recorded as a charge to expense in its statement of operations for the year-ended
December 31, 2000. As of June 30, 2001, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. We cannot guarantee that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can we guarantee that Genzyme General will be able to develop and commercialize these products before our competitors develop and commercialize products for these indications. If these products are not successfully developed and do not become commercially viable, our results of operations could be materially affected.

    Below is a brief description of the GelTex IPR&D projects, including an estimation of when management believes Genzyme General may realize revenues from the sales of these products in the respective application:

                                                                                                      ESTIMATED
                                                                                                       COST TO
                                                                                                      COMPLETE
                                                                                         VALUE AT        AT
                                                                                        ACQUISITION   JUNE 30,
PROGRAM                    PROGRAM DESCRIPTION                DEVELOPMENT STATUS           DATE         2001
-------           -------------------------------------  -----------------------------  -----------   ---------
                                                                                             (IN MILLIONS)
Renagel(R)        Non-absorbed polymer phosphate binder  - Clinical studies scheduled      $ 19.7      $ 15.4
phosphate binder  for the treatment of hyperphospatemia  for completion in 2002, 2003, and 2004

C. DIFFICILE      Program to develop a toxin-binding     - Phase 2 studies initiated         37.4        45.0
colitis           polymer for the treatment and          in 2000
                  prevention of antibiotic induced       - U.S. marketing approval for
                  C. DIFFICILE colitis                     this product is expected by
                                                           2006

Oral Mucositis    Focuses on the development of a        - IND expected to be filed in       17.8        23.1
                  topical mouth rinse that combines        the second quarter of 2002
                  barrier material and antimicrobial     - Product launch expected in
                  polymers to create an anti-infective     2006
                  mechanism against oral mucositis, a
                  common side effect of radiation
                  therapy and chemotherapy

DENSPM            Focuses on the development of a        - Phase 1 safety study and           3.4        29.0
                  compound for the treatment of mild to    dose-ranging studies
                  moderate psoriasis                       scheduled for 2001
                                                         - Product launch expected in
                                                           2006

                                                                                                      ESTIMATED
                                                                                                       COST TO
                                                                                                      COMPLETE
                                                                                         VALUE AT        AT
                                                                                        ACQUISITION   JUNE 30,
PROGRAM                    PROGRAM DESCRIPTION                DEVELOPMENT STATUS           DATE         2001
-------           -------------------------------------  -----------------------------  -----------   ---------
                                                                                             (IN MILLIONS)
Iron Chelation    Focuses on the prevention and          - Expected to file an IND in        15.7        28.9
                  treatment of transfusional or            2001
                  hereditary iron overload               - Product launch expected in
                                                           2006

Anti-Obesity      Builds on GelTex's expertise in        - Expected to file an IND in        17.8        36.7
                  non-absorbed polymers and focuses on     late 2002
                  the development of a compound that     - Product launch expected in
                  will inhibit lipase and bind fat         2007

GT102-279         Second generation lipid-lowering       - Development on hold                6.2         N/A(1)
                  compound with attributes of GelTex's
                  WelChol-TM- lipid lowering agent, but
                  requires 50% fewer tablets
                                                                                           ------      ------
                                                                                           $118.0      $178.1
                                                                                           ======      ======

--------------------------

(1) Future development costs will be funded by our collaboration partner.

OTHER INCOME AND EXPENSES

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates......  $(11,016)  $(11,313)       (3)%    $(19,495)  $(19,446)         --
Gain on affiliate sale of
  stock..........................       --         --           --          --     20,270      (100)%
Gain (loss) on investment in
  equity securities..............   (1,532)    14,165       (111)%      (1,532)    14,165      (111)%
Minority interest in net loss of
  subsidiary.....................      725      1,352        (46)%       1,999      2,208        (9)%
Other............................     (171)     5,174       (103)%      (3,888)     5,153      (175)%
Investment income................   11,798      8,639          37%      21,011     16,726         26%
Interest expense.................   (7,282)    (3,441)        112%     (13,680)    (6,992)        96%
                                   --------   --------                --------   --------
    Total other income
      (expenses).................  $(7,478)   $14,576       (151)%    $(15,585)  $ 32,084      (149)%
                                   ========   ========                ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Pharming and Diacrin. Included in the three and six month periods ended June 30, 2000 are losses from RenaGel LLC, in which we and GelTex each own a 50% interest. We acquired GelTex in December 2000. We have included the results of RenaGel LLC in our combined financial statements from the date of acquisition.

    Genzyme General's equity in the net losses of RenaGel LLC were $4.5 million in the three months ended June 30, 2000 and $6.0 million in the six months ended June 30, 2000. Excluding these losses, Genzyme General's equity in net loss of unconsolidated affiliates increased in both the three and six months ended
June 30, 2001 due primarily to increased losses from our joint venture with BioMarin, our joint ventures with Pharming, and our equity position in Genzyme Transgenics which were offset in part by decreased losses from our joint venture with Diacrin.

GAIN ON AFFILIATE SALE OF STOCK

    During the six months ended June 30, 2000, in accordance with our policy pertaining to affiliate sales of stock, Genzyme General recognized a gain of $20.3 million due to the issuance by Genzyme Transgenics, an unconsolidated affiliate, of additional shares of Genzyme Transgenics Corporation common stock. There were no similar transactions during the three and six-month periods ended June 30, 2001.

GAIN (LOSS) ON INVESTMENT IN EQUITY SECURITIES

    In April 2001, Antigenics announced that it had entered into a definitive merger agreement with Aronex. The merger was completed in July 2001. Under the terms of the merger agreement, we will receive 0.0594 shares of Antigenics common stock for each of our shares of Aronex common stock. As a result of this merger, we recorded a $1.2 million realized loss to reflect the fair market value of our investment in Aronex at June 30, 2001.

    In the second quarter of 2000, we recorded a realized gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. We also recognized a realized gain of $7.6 million resulting from the acquisition of Celtrix Pharmaceuticals, Inc. by Insmed Pharmaceuticals, Inc. in which our shares of Celtrix common stock were exchanged on a one-for-one basis for shares of Insmed common stock.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

    Due to our combined direct and indirect interest in ATIII LLC, Genzyme General consolidates the results of ATIII LLC and records Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest increased in the three and six months ended June 30, 2001 due to a change in the funding agreement for the joint venture in March 2001, effective January 1, 2001, which increased Genzyme Transgenics' portion of the losses incurred by ATIII LLC to 50% as compared to 30% for the same periods a year ago.

INVESTMENT INCOME

    Genzyme General's investment income increased for the three and six months ended June 30, 2001 due primarily to higher average cash balances as compared to the same periods a year ago. In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due
May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General. Genzyme General used a portion of the net proceeds from the private placement of the debentures to repay the $150.0 million it had drawn under our revolving credit facility in December 2000.

INTEREST EXPENSE

    Genzyme General's interest expense increased for the three and six months ended June 30, 2001 as compared to the same periods a year ago primarily due to additional interest expense resulting from the $150.0 million of debt drawn on our revolving credit facility in December 2000 as part of the financing of the GelTex acquisition and the private placement of $575.0 million in principal 3% convertible debentures issued in May 2001. Genzyme General used a portion of the net proceeds from the private placement of the debentures to repay the $150.0 million it had drawn under our revolving credit facility in December 2000.

TAX PROVISION

                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                      JUNE 30,          INCREASE/          JUNE 30,          INCREASE/
                                ---------------------   (DECREASE)   ---------------------   (DECREASE)
                                  2001        2000       % CHANGE      2001        2000       % CHANGE
                                ---------   ---------   ----------   ---------   ---------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Provision for income taxes....  $(15,803)   $(30,911)      (49)%     $(30,679)   $(49,755)      (38)%
Effective tax rate............        42%         33%                      40%         31%

    Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The increase in Genzyme General's effective tax rate for the both the three and six month periods ending June 30, 2001 as compared to the same periods a year ago was primarily attributable to an increase in nondeductable amortization of intangibles, consisting largely of goodwill resulting from our December 2000 acquisition of GelTex. The tax benefit for the three and six months ended
June 30, 2001 includes a $2.2 million benefit resulting from the release of excess tax reserves.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138.
SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value will be reflected in income, unless the derivative is part of a qualified hedging relationship.

    In accordance with the transition provisions of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the six months ended June 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended June 30, 2001, Genzyme General recorded a charge of $0.2 million in other expense to reflect the change in value of certain common stock warrants from April 1, 2001 to June 30, 2001. Genzyme General also recorded a charge of $0.3 million in division equity to reflect the change in value of our interest rate swaps during the three month period, net of tax. For the six months ended June 30, 2001, Genzyme General recorded a charge of $3.8 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to June 30, 2001. Genzyme General also recorded a charge of $0.5 million in division equity for the six months ended June 30, 2001, to reflect the change in value of our interest rate swap contract during the period, net of tax.

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

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

    In June 2001, we acquired Focal Inc., a leading developer of synthetic bipolymers used in surgery. We allocated the acquired assets and liabilities to Genzyme Biosurgery. The results of operations of Focal will be included in our results of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

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

    The components of Genzyme Biosurgery's combined statements of operations are described in the following table:

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues...................  $60,364    $36,256          66%    $114,520   $ 71,205         61%
                                   --------   --------                --------   --------
Cost of products and services
  sold...........................   34,942     19,615          78%      66,717     38,677         72%
Selling, general and
  administrative.................   35,297     22,668          56%      65,989     44,807         47%
Research and development.........   11,956      8,453          41%      22,675     17,295         31%
Amortization of intangibles......   11,992      1,427         740%      23,313      2,853        717%
                                   --------   --------                --------   --------
Total operating costs and
  expenses.......................   94,187     52,163          81%     178,694    103,632         72%
                                   --------   --------                --------   --------
Operating loss...................  (33,823)   (15,907)        113%     (64,174)   (32,427)        98%
Other income (expenses), net.....   (3,785)     1,509       (351)%      (8,761)     3,015      (391)%
                                   --------   --------                --------   --------
Division net loss................  $(37,608)  $(14,398)       161%    $(72,935)  $(29,412)       148%
                                   ========   ========                ========   ========

REVENUES

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Cardiothoracic...................  $17,367    $19,786        (12)%    $ 35,656   $ 39,436       (10)%
Orthopaedics.....................   26,488      4,577         479%      46,905      9,109        415%
Biosurgical specialties..........   16,508     11,892          39%      31,954     22,638         41%
                                   -------    -------                 --------   --------
      Total product and service
        revenue..................   60,363     36,255          66%     114,515     71,183         61%
Research and development
  revenue........................        1          1           --           5         22       (77)%
                                   -------    -------                 --------   --------
      Total revenues.............  $60,364    $36,256          66%    $114,520   $ 71,205         61%
                                   =======    =======                 ========   ========

    The decrease in cardiothoracic revenue in the three and six months ended June 30, 2001 when compared to the same periods of 2000 was due to decreased sales of chest drainage systems resulting from competitive pricing pressures in that market as well as the withdrawal from certain commodity suture lines in Europe. The decreases were offset, in part, by the continued growth in the minimally invasive cardiac surgery products and the sales revenue from the FocalSeal-Registered Trademark--L surgical sealant, which was added to the cardiothoracic product category in the third quarter of 2000 pursuant to a distribution and marketing agreement with Focal which, prior to our acquisition of Focal in June 2001, provided us with exclusive distribution rights for this product in North America.

    The orthopaedics product revenue increase for the three and six months ended June 30, 2001 when compared to the same periods of 2000 was primarily due to sales of Synvisc-Registered Trademark- viscosupplementation product, which product we added to the orthopaedics product category in December 2000 through our acquisition of Biomatrix.

    The increase in biosurgical specialties product revenue in the three and six months ended June 30, 2001 when compared to the same periods of 2000 was due to increases in sales of Seprafilm-TM- bioresorbable membrane and Sepramesh-TM-biosurgical composite. An increase in sales to original equipment manufacturers and sales generated from Hylaform-Registered Trademark- and skin care products, which were added to the biosurgical specialties product category in December 2000 also contributed to the overall increase in biosurgical specialties product revenue.

    International revenue as a percentage of total sales for the three months ended June 30, 2001 was 21% as compared to 25% in the same period of 2000. International sales as a percentage of total sales for the six months ended June 30, 2001 was 21% as compared to 26% in the same period of 2000.

MARGINS

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Product margin....................  $22,302    $13,377          67%    $42,288    $26,420          60%
% of product revenue..............      41%        45%                     41%        45%

Service margin....................  $ 3,119    $ 3,263         (4)%    $ 5,510    $ 6,086         (9)%
% of service revenue..............      53%        52%                     48%        50%

Total gross margin................  $25,421    $16,640          53%    $47,798    $32,506          47%
% of total product and service
  revenue.........................      42%        46%                     42%        46%

    Genzyme Biosurgery provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins vary significantly depending on the market conditions of each product or service.

    In December 2000, we acquired Biomatrix and adjusted the acquired inventory to fair value, resulting in an increase to inventory of $11.3 million. This amount was amortized to cost of products sold as the acquired inventory was sold. During the quarter ending June 30, 2001, the remaining acquired inventory was sold and the related $5.3 million of the $11.3 million was charged to cost of products sold. Additionally, a $1.0 million charge related to the underfunding of an acquired retirement plan was included in cost of products sold.

    Excluding the adjustments described above, product margins increased in the three and six months ended June 30, 2001 as a result of an increase in sales of higher margin products such as Synvisc-Registered Trademark-viscosupplementation product and devices for minimally invasive cardiac surgery.

    Service margins decreased for the three and six months ended June 30, 2001 as a result of a decrease in Epicel-Registered Trademark- skin grafts service revenue with no reduction in the fixed costs associated with these services.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three months ended June 30, 2001 as compared to the same period in 2000 was due to the additional selling, general and administrative expenses related to the Biomatrix business, which we purchased in December 2000. In addition, $5.5 million in costs associated with the consolidation of European operations and $0.8 million for litigation costs also increased these expenses during the two periods.

    Genzyme Biosurgery's research and development expenses increased during the three months ended June 30, 2001 as compared to the same period in 2000 due to an increase in spending for orthopaedics development programs, primarily as a result of the addition of the Synvisc-Registered Trademark- viscosupplementation product to the orthopaedics line in December 2000 through our acquisition of Biomatrix.

AMORTIZATION OF INTANGIBLES

    The increase in amortization of intangibles for the three and six months ended June 30, 2001 is primarily attributable to intangible assets acquired since year end in connection with our acquisitions of Biomatrix in December 2000 and the GDP Class A limited partnership interests in January 2001.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

    In December 2000, we acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. In connection with the purchase of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its statement of operations for the year ended December 31, 2000.

    As of June 30, 2001, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. We cannot guarantee that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can we guarantee that we will be able to develop and commercialize these products before our competitors develop and commercialize products for these indications. If these products are not successfully developed and do not become commercially viable, our results of operations could be materially affected.

    Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

                                                                                                       ESTIMATED
                                                                                                        COST TO
                                                                                                       COMPLETE
                                                                                          VALUE AT        AT
                                                                                         ACQUISITION   JUNE 30,
PROGRAM                   PROGRAM DESCRIPTION                 DEVELOPMENT STATUS            DATE         2001
-------            ----------------------------------  --------------------------------  -----------   ---------
                                                                                              (IN MILLIONS)
Visco-             Use of elastoviscous solutions and  - European marketing approval        $33.8        $ 7.0
supplementation    viscoelastic gels in disease          expected by the end of 2001.
                   conditions to supplement tissues      U.S. trial scheduled for 2002.
                   and body fluids, alleviating pain     Initiation of a next
                   and restoring normal function         generation
                                                         Synvisc-Registered Trademark-
                                                         program expected in the fourth
                                                         quarter of 2001 with possible
                                                         U.S market approval in the
                                                         second half of 2004

Visco-             Use of viscoelastic gels to         - U.S. clinical studies of             8.6          6.5
augmentation       provide scaffolding for tissue      Hylaform-Registered Trademark-
                   regeneration or as an inert           expected to start in the
                   elastic filler for tissues of the     fourth quarter of 2001 with
                   skin and the subcutaneous and         market launch expected in the
                   intermuscular connective tissues      second half of 2003
                                                       - Hylagel-Registered Trademark-
                                                       Uro expected to be submitted for
                                                         FDA approval and approval in
                                                         Canada and Europe in 2002,
                                                         with product launch expected
                                                         in 2003

Visco-             Use of viscoelastic gels and        - Clinical studies have been         $39.7        $ 7.3
separation         membranes to separate tissues and     initiated in the U.S.,
                   to decrease formation of adhesions    Germany, France, the United
                   and excessive scars after surgery     Kingdom and Belgium for
                                                         Sepragel-TM- Spine (formerly
                                                         Hylagel-Registered Trademark-
                                                         Nuro). Completion of patient
                                                         enrollment is expected by the
                                                         first quarter of 2002. Patient
                                                         follow-up expected to be
                                                         completed by the first quarter
                                                         of 2003 with U.S. marketing
                                                         approval anticipated in the
                                                         first half of 2004. European
                                                         marketing approval expected in
                                                         the second half of 2003, with
                                                         submissions for regulatory
                                                         approvals in the United States
                                                         and Canada thereafter
                                                       - Expected product launch in
                                                         Europe by the second quarter
                                                         of 2002 and in the United
                                                         States by the fourth quarter
                                                         of 2002
                                                                                            -----        -----
                                                                                            $82.1        $20.8
                                                                                            =====        =====

OTHER INCOME AND EXPENSES

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliate........  $  (780)    $   --          N/A    $(1,316)    $   --          N/A
Other.............................       38         19         100%         45         42           7%
Investment income.................      427      1,815        (76)%        939      3,599        (74)%
Interest expense..................   (3,470)      (325)        968%     (8,429)      (626)      1,246%
                                    -------     ------                 -------     ------
  Total other income (expenses)...  $(3,785)    $1,509       (351)%    $(8,761)    $3,015       (391)%
                                    =======     ======                 =======     ======

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    In January 2001, Focal completed the exercise of its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated our investment in Focal to Genzyme Biosurgery. Genzyme Biosurgery records in equity in net loss of unconsolidated affiliate its portion of the results of Focal. Genzyme Biosurgery's equity in net loss of unconsolidated affiliate increased for the three and six months ended June 30, 2001 when compared to the same period in 2000 because Genzyme Biosurgery did not own an equity interest in Focal in 2000. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock.

INVESTMENT INCOME

    Investment income decreased as a result of lower average cash balances in the first three and six months of 2001 when compared to the first three and six months of 2000.

INTEREST EXPENSE

    Interest expense increased primarily as a result of the $218.0 million of indebtedness outstanding as of June 30, 2001, under the portion of our revolving credit facility that we allocated to Genzyme Biosurgery. In December 2000, Genzyme Biosurgery drew $200.0 million under this facility to finance a portion of the cash component of the Biomatrix merger consideration.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

    The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme Molecular Oncology's financial statements.

    The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues...................  $ 1,279    $   963         33%     $  2,691   $  3,518       (24)%
                                   -------    -------                 --------   --------
Cost of revenues.................      485        139        249%        1,029        195       428%
Selling, general and
  administrative.................    1,811      1,788          1%        3,702      2,978        24%
Research and development
  (including research and
  development related to
  contracts).....................    7,568      4,594         65%       13,229      8,652        53%
Amortization of intangibles......       --      2,464       (100)%          --      5,420      (100)%
                                   -------    -------                 --------   --------
  Total operating costs and
    expenses.....................    9,864      8,985         10%       17,960     17,245         4%
                                   -------    -------                 --------   --------
Operating loss...................   (8,585)    (8,022)        (7)%     (15,269)   (13,727)      (11)%
Other income (expenses), net.....      254        107        137%          664         93       614%
                                   -------    -------                 --------   --------
Loss before taxes................   (8,331)    (7,915)         5%      (14,605)   (13,634)        7%
Tax benefit......................       --        552       (100)%          --      1,214      (100)%
                                   -------    -------                 --------   --------
Division net loss................  $(8,331)   $(7,363)        13%     $(14,605)  $(12,420)      (18)%
                                   =======    =======                 ========   ========

REVENUES

    The components of Genzyme Molecular Oncology's revenues are described in the following table:

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Licensing revenue................  $   548     $  920        (40)%    $  1,212   $  3,470       (65)%
Royalty revenue..................       28         43        (35)%          73         48         52%
Research and development
  revenue........................      703         --          N/A       1,406         --         N/A
                                   -------     ------                 --------   --------
  Total revenues.................  $ 1,279     $  963          33%    $  2,691   $  3,518       (24)%
                                   =======     ======                 ========   ========

    Licensing revenue in the three and six months ended June 30, 2001 included revenue recognized from a technology access fee associated with the cancer antigen discovery agreement that Genzyme Molecular Oncology entered into with Purdue Pharma, L.P. in the fourth quarter of 2000 and from payments received under cancer diagnostic and SAGE-TM- license agreements. Licensing revenue decreased as compared to the same periods of 2000, due to a $2.0 million development milestone payment received in the first quarter of 2000 under a license agreement with Schering-Plough Ltd. for which no similar payment was received in 2001.

    Research and development revenue in the three and six months ended June 30, 2001 was solely attributable to research performed in connection with Genzyme Molecular Oncology's discovery agreement with Purdue Pharma.

COST OF REVENUE

    Genzyme Molecular Oncology's cost of revenue includes:

    - work performed on the cancer antigen discovery agreement with Purdue Pharma; and

    - royalties paid to third parties.

    Cost of revenue increased in the three and six months ended June 30, 2001 as a result of the work performed under the Purdue Pharma discovery agreement that started in the fourth quarter of 2000.

OPERATING EXPENSES

    Genzyme Molecular Oncology's selling, general and administrative expenses increased for the three and six months ended June 30, 2001 as a result of enhanced business development efforts.

    Research and development expenses increased for the three and six months ended June 30, 2001 as compared to the same period of last year. The increase was primarily attributable to growth in the number of Genzyme Molecular Oncology's cancer vaccine clinical trials from two to five, additional investment in its dendritic-tumor cell fusion program and increased activity in its antigen discovery programs.

AMORTIZATION OF INTANGIBLES

    Genzyme Molecular Oncology's amortization of intangibles is attributable to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997. Because Genzyme Molecular Oncology fully amortized these intangible assets in June 2000, there were no amortization expenses for the three months or the six months ended June 30, 2001.

OTHER INCOME AND EXPENSE

    Genzyme Molecular Oncology's other income increased in the three months ended June 30, 2001 due to an increase in interest income that is attributable to higher average cash balances. Interest expense decreased in the three and six months ended June 30, 2001, as compared to the same period of 2000, due to the May 2000 repayment of $5.0 million that Genzyme Molecular Oncology borrowed under our revolving credit facility. This amount was outstanding during the first quarter of 2000.

TAX BENEFIT

    As part of the acquisition of PharmaGenics in 1997, Genzyme Molecular Oncology recorded a deferred tax liability of $7.6 million resulting from the difference between the book and tax basis of the acquired completed technology. Amortization of this deferred tax benefit was completed in the second quarter of 2000.

B.  LIQUIDITY AND CAPITAL RESOURCES

                              GENZYME CORPORATION

    At June 30, 2001, we had cash, cash equivalents, and short- and long-term investments of $994.2 million, an increase of $354.5 million from December 31, 2000.

    We generated $62.7 million in cash from our operations for the six months ended June 30, 2001.

    Our investing activities utilized $334.5 million in cash for the six months ended June 30, 2001. Investing activities used:

    - $148.8 million for our net investment activity;

    - $25.7 million as payment for our purchase of all of the GDP Class A limited partnership interests as described below;

    - $60.0 million to fund the acquisition of Wyntek, net of cash acquired;

    - $5.0 million of cash to purchase additional shares of Focal common stock;

    - $72.1 million to fund purchases of property, plant and equipment; and

    - $22.7 million to fund our investments in unconsolidated affiliates.

    During the six months ended June 30, 2001, we received $59.1 million of cash from the exercise of stock options and the purchase of shares under our employee stock plans. Our financing activities used $2.0 million to repay bank overdrafts.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for a payment of approximately $25.7 million in cash plus royalties on sales of certain Sepra-TM- products for ten years. We allocate our interest in GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to us. The acquisition was accounted for as a purchase and the entire purchase price was allocated to the fair value of the intangible assets acquired and goodwill, which will be amortized over eight or ten years depending upon the asset classification.

    In January 2001, Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common, stock and began accounting for our investment under the equity method of accounting. We allocated this investment to Genzyme Biosurgery. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as merger consideration. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase.

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 of each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustments. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 and 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of purchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million it had drawn under our revolving credit facility in December 2000 to finance a portion of the cash component of the consideration for the GelTex acquisition. Genzyme General expects to utilize the remaining proceeds from the sale of the debentures for working capital and general corporate purposes.

    At our annual meeting on May 31, 2001, our shareholders approved an amendment to our charter which increased the total number of authorized shares of Genzyme common stock from 390,000,000 to 690,000,000 and increased the number of such shares designated as Genzyme General Stock from 200,000,000 to 500,000,000. On June 1, 2001, we completed a two-for-one split of Genzyme General

Stock by means of a stock dividend paid to Genzyme General division stockholders of record on May 24, 2001. We distributed a total of 97,184,967 shares of Genzyme General Stock to Genzyme General division stockholders in connection with the stock split. All share and per share amounts for Genzyme General Stock have been retroactively revised to reflect the two-for-one stock split.

    In June 2001, we acquired all of the outstanding capital stock of Wyntek Diagnostics, Inc. for $65.0 million in cash. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase.

    In June 2001, we completed the redemption of our $250.0 million 5 1/4% convertible subordinated notes due 2005. Prior to the redemption date, holders of the notes elected to convert substantially all of the principal of the notes into approximately 12,597,000 shares of Genzyme General Stock, 685,000 shares of Biosurgery Stock and 682,000 shares of Molecular Oncology Stock. On June 15, 2001, the redemption date, we redeemed the remaining notes using cash allocated to Genzyme General.

    We have access to a $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million Genzyme General had drawn under this facility in December 2000 to finance a portion of the cash component of the GelTex merger consideration. At June 30, 2001, $18.0 million remained outstanding under the portion of the facility that matures in December 2001 and $200.0 million was outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $25.0 million interdivisional financing arrangement with Genzyme General. We re-allocated this arrangement to Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery.

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Molecular Oncology under a $30.0 million interdivisional financing arrangement with Genzyme General. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology.

    Prior to our acquisition of Biomatrix, Biomatrix sold 744,000 shares of its common stock to certain of its employees, directors and consultants in exchange for ten-year, full recourse promissory notes. The notes accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009, upon which all outstanding principal and accrued interest becomes payable. As a result of the acquisition, these shares were converted into 532,853 shares of Biosurgery Stock and we recorded $14.7 million of outstanding principal and accrued interest to stockholders' equity because the notes were received in exchange for the issuance of stock. As of June 30, 2001, the outstanding balance of these notes is $10.2 million.

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

    Our cash reserves will be further reduced to pay principal and interest on the following debt:

    - $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which are convertible into shares of Genzyme General Stock;

    - $218.0 million in principal outstanding under our revolving credit facility with a syndicate of commercial banks;

    - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into shares of Genzyme General Stock; and

    - $10.0 million in principal under our 6.9% convertible subordinated note in favor of UBS Warburg LLC that matures in May 2003 and is convertible into shares of Biosurgery Stock.

If we use cash to pay or redeem any of the debt described above, including principal and interest due on it, our cash reserves will be diminished. To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required, in fiscal year 2002. The impact of SFAS
No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

SUBSEQUENT EVENTS

    INTERDIVISIONAL FINANCING ARRANGEMENT

    In July 2001, Genzyme Biosurgery drew $12.0 million of cash under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. A balance of $3.0 million remains available to Genzyme Biosurgery under this arrangement.

    INTENDED REDEMPTION OF $21.2 MILLION 5% CONVERTIBLE SUBORDINATED DEBENTURES

    On July 18, 2001, we sent notices to the holders of our $21.2 million 5% convertible debentures indicating our intention to redeem any of these debentures that remain outstanding on August 30, 2001 at a price equal to 103% of the $21.2 million principal amount, plus accrued interest through the date of redemption. We intend to pay the redemption price in cash.

    TRANSFER OF GENZYME'S 50% OWNERSHIP INTEREST IN ATIII LLC TO GENZYME
     TRANSGENICS CORPORATION

    On July 31, 2001, we transferred our 50% ownership interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of ATIII, to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of any of its products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million.

    ACQUISITION OF GDP CLASS B LIMITED PARTNERSHIP INTERESTS

    In July 2001, we notified the holders of the two Class B limited partnership interests in GDP that we are exercising our option to buy the Class B limited partnership interests for a payment of $70,000 per interest plus royalties on sales of certain Sepra-TM- products. We will purchase the Class B limited partnership interests on August 31, 2001. We will allocate the purchase of the GDP Class B limited partnership interests to Genzyme Biosurgery.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme General notified Genzyme Biosurgery of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

    ACQUISITION OF NOVAZYME PHARMACEUTICALS, INC.

    On August 6, 2001, we entered into a definitive agreement to acquire Novazyme Pharmaceuticals, Inc., for $137.5 million, payable in shares of Genzyme General Stock plus the assumption of all outstanding options and warrants to purchase shares of Novazyme common stock on an as-converted basis. Novazyme is a privately held company that is developing biotherapies for the treatment of lysosomal storage disorders. Novazyme shareholders are also eligible to receive two subsequent payments totaling $87.5 million if we receive U.S. marketing approval for two products using certain of Novazyme's technologies. The contingent payments are also payable in shares of Genzyme General Stock. The acquisition is subject to customary closing conditions. We expect to complete the acquisition in the third quarter of 2001.

    PHARMING GROUP, N.V. RECEIVERSHIP

    On August 10, 2001, Pharming Group, N.V., a public company in the Netherlands and our partner for the development of therapies for Pompe disease, announced that it would file for receivership in order to seek protection from its creditors. At June 30, 2001, we have an $8.5 million investment in Pharming common stock and a 7% convertible senior note from Pharming for the principal amount of

$10.0 million, plus accrued and unpaid interest of approximately $0.2 million. In addition, we have two joint ventures with Pharming for the development of Pompe disease therapies. At June 30, 2001, Pharming owed the joint ventures an aggregate amount of $1.7 million for its share of program costs, and the joint ventures owed us approximately $6.4 million for reimbursement of program costs incurred by us. At this time, the status of Pharming's receivership and our position as a creditor is not known and we are therefore unable to determine the impact, if any, on the realizable value of amounts due to us. Accordingly, no adjustments have been made to our consolidated financial statements or the combined financial statements of Genzyme General as of June 30, 2001.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

    At June 30, 2001, Genzyme General had cash, cash equivalents, and short- and long-term investments of $955.0 million, an increase of $423.6 million from December 31, 2000.

    Genzyme General generated $103.5 million in cash from its operations for the six months ended June 30, 2001.

    Genzyme General's investing activities utilized $310.8 million in cash for the six months ended June 30, 2001. Investing activities used:

    - $156.6 million for Genzyme General's net purchases, sales and maturity of investments;

    - $69.6 million to fund purchases of plant, property and equipment;

    - $60.0 million to fund the acquisition of Wyntek, net of cash acquired, as described below; and

    - $22.7 million to fund Genzyme General's investments in unconsolidated affiliates.

    During the six months ended June 30, 2001, Genzyme General received
$57.9 million in cash from the exercise of stock options and purchase of shares under our employee stock plans.

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustments. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of purchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million it had drawn under our revolving credit facility in December 2000 to finance a portion of the cash consideration for the GelTex acquisition. Genzyme General expects to utilize the remaining proceeds from the sale of the debentures for working capital and general corporate purposes.

    In June 2001, we acquired all of the outstanding capital stock of Wyntek Diagnostics, Inc. for $65.0 million in cash. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase.

    In June 2001, we completed the redemption of our $250.0 million in principal 5 1/4% convertible subordinated notes due 2005. Prior to the redemption date, holders of the notes elected to convert substantially all of the principal of the notes into approximately 12,597,000 shares of Genzyme General Stock, 685,000 shares of Biosurgery Stock and 682,000 shares of Molecular Oncology Stock. On June 15, 2001, the redemption date, we redeemed the remaining notes using cash allocated to Genzyme General.

    Genzyme General, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At
December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million it had drawn under this facility in December 2000 to finance a portion of the cash component of the GelTex merger consideration. At June 30, 2001, $18.0 million remained outstanding under the portion of the facility that matures in December 2001 and $200.0 million was outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $25.0 million interdivisional financing arrangement with Genzyme General. We re-allocated this arrangement to Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery.

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Molecular Oncology under a $30.0 million interdivisional financing arrangement with Genzyme General. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology.

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

    Genzyme General's cash reserves will be further reduced to pay principal and interest on the following debt:

    - $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which are convertible into shares of Genzyme General Stock; and

    - $21.2 million in principal under our 5% convertible subordinated debentures due August 2003, which are convertible into shares of Genzyme General Stock.

If Genzyme General uses cash to pay or redeem any of this debt, including principal and interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Biosurgery or Genzyme Molecular Oncology affect our consolidated results of operations.

    To satisfy these and other commitments, Genzyme General may have to obtain additional financing. We cannot guarantee that Genzyme General will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

SUBSEQUENT EVENTS

    INTERDIVISIONAL FINANCIAL ARRANGEMENT

    In July 2001, Genzyme Biosurgery drew $12.0 million of cash under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. A balance of $3.0 million remains available to Genzyme Biosurgery under this arrangement.

    INTENDED REDEMPTION OF $21.2 MILLION 5% CONVERTIBLE SUBORDINATED DEBENTURES

    On July 18, 2001, we sent notices to the holders of our $21.2 million 5% convertible subordinated debentures indicating our intention to redeem any debentures that remain outstanding on August 30, 2001 at a price equal to 103% of the $21.2 million principal amount, plus accrued interest through the date of redemption. We intend to pay the redemption price in cash.

    TRANSFER OF GENZYME'S 50% OWNERSHIP INTEREST IN ATIII LLC TO GENZYME
     TRANSGENICS CORPORATION

    On July 31, 2001, we transferred our 50% ownership interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of ATIII, to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of any of its products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme General notified Genzyme Biosurgery of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

    ACQUISITION OF NOVAZYME PHARMACEUTICALS, INC.

    On August 6, 2001, we entered into a definitive agreement to acquire Novazyme Pharmaceuticals, Inc., for $137.5 million, payable in shares of Genzyme General Stock plus the assumption of all outstanding options and warrants to purchase shares of Novazyme common stock on an as-converted basis. Novazyme is a privately held company that is developing biotherapies for the treatment of lysosomal storage disorders. Novazyme shareholders are also eligible to receive two subsequent payments totaling $87.5 million if we receive U.S. marketing approval for two products using certain of Novazyme's technologies. The contingent payments are also payable in shares of Genzyme General Stock. The acquisition is subject to customary closing conditions. We expect to complete the acquisition in the third quarter of 2001.

    PHARMING GROUP, N.V. RECEIVERSHIP

    On August 10, 2001, Pharming Group, N.V., a public company in the Netherlands and our partner for the development of therapies for Pompe disease, announced that it would file for receivership in order to seek protection from its creditors. At June 30, 2001, we have an $8.5 million investment in Pharming common stock and a 7% convertible senior note from Pharming for the principal amount of $10.0 million, plus accrued and unpaid interest of approximately
$0.2 million. In addition, we have two joint ventures with Pharming for the development of Pompe disease therapies. At June 30, 2001, Pharming owed the joint ventures an aggregate amount of $1.7 million for its share of program costs, and the joint ventures owed us approximately $6.4 million for reimbursement of program costs incurred by us. At this time, the status of Pharming's receivership and our position as a creditor is not known and we are therefore unable to determine the impact, if any, on the realizable value of amounts due to us. Accordingly, no adjustments have been made to our consolidated financial statements or the combined financial statements of Genzyme General as of June 30, 2001.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

    At June 30, 2001, Genzyme Biosurgery had cash, cash equivalents, and short- and long-term investments of $23.0 million, a decrease of approximately
$55.1 million from December 31, 2000.

    Genzyme Biosurgery used $26.5 million in cash for operations for the first six months of 2001. This is primarily due to Genzyme Biosurgery's net loss of $72.9 million for the six months ended June 30, 2001.

    Genzyme Biosurgery's investing activities utilized $31.5 million in cash for the six months ended June 30, 2001. Investing activities used:

    - $25.7 million as a payment for our purchase of all of the GDP Class A limited partnership interests;

    - $5.0 million was used to purchase Focal common stock; and

    - $2.5 million was used to fund capital expenditures.

    During the six months ended June 30, 2001, Genzyme Biosurgery received
$0.8 million in cash from the exercise of stock options and the purchase of shares under our employee stock plans. Genzyme Biosurgery also received
$3.2 million from the partial payment of notes receivable from our stockholders. Genzyme Biosurgery's financing activities used $0.7 million to repay bank overdrafts.

    In January 2001, Focal, Inc., a leading developer of synthetic biopolymers used in surgery, exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated this investment to Genzyme Biosurgery. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Focal shareholders received
0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as merger consideration. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for a payment of approximately $25.7 million in cash plus royalties on sales of certain Sepra-TM- products for ten years. We allocate our interest in GDP to Genzyme Biosurgery. As a result of the acquisition, significant control over the activities of GDP passed to us. The acquisition was accounted for as a purchase and the entire purchase price was allocated to the fair value of the intangible assets acquired and goodwill, which will be amortized over eight or ten years depending upon the asset classification. As discussed further under the caption "Subsequent Events," in July 2001 we exercised our option to purchase the two outstanding GDP Class B limited partnership interests.

    In connection with our acquisition of Biomatrix, we assumed a 6.9% convertible subordinated note in favor of UBS Warburg LLC that matures in May 2003. At June 30, 2001, $10.0 million of the principal of this note remained outstanding. Genzyme Biosurgery will use a part of its cash flow to satisfy debt service on this note. If all or a portion of the note is not converted at the option of the holder into Biosurgery Stock, at maturity Genzyme Biosurgery's cash reserves will be diminished by the amount necessary to repay the outstanding principal of the note.

    Prior to our acquisition of Biomatrix, Biomatrix sold 744,000 shares of its common stock to certain of its employees, directors and consultants in exchange for ten-year, full recourse promissory notes. The notes accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009, upon which all outstanding principal and accrued interest becomes payable. As a result of the acquisition, these shares were converted into 532,853 shares of Biosurgery Stock and Genzyme Biosurgery recorded
$14.7 million of outstanding principal and accrued interest to division equity because the notes were received in exchange for the issuance of stock. As of June 30, 2001, the outstanding balance of these notes is $10.2 million.

    Genzyme Biosurgery, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million it had drawn under this facility in December 2000 to finance the cash component of the GelTex merger consideration. At June 30, 2001, $18.0 million remained outstanding under the portion of the facility that matures in December 2001 and $200.0 million was outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin. Genzyme Biosurgery will use a large part of its cash flow to make principal and interest payments on this debt. If Genzyme Biosurgery's cash flow from operations is insufficient to meet these obligations, it may need to borrow additional funds to make these payments.

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Biosurgery under a $25.0 million interdivisional financing arrangement with Genzyme General. We re-allocated this arrangement to Genzyme Biosurgery from Genzyme Tissue Repair upon the formation of Genzyme Biosurgery in December 2000. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery.

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

    - ability to enter into and maintain licensing arrangements and additional distribution arrangements;

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

    - ability to satisfy regulatory requirements of the FDA and other governmental authorities; and

    - ability to sell its Snowden-Pencer-Registered Trademark- product lines and its manufacturing facilities in Canada, as described below.

    Genzyme Biosurgery's cash reserves may be further reduced to pay principal and interest on the following debt:

    - $218.0 million in principal under our revolving credit facility with a syndicate of commercial banks;

    - $10.0 million in principal under our 6.9% convertible subordinated note in favor of UBS Warburg LLC that matures in May 2003 and is convertible into shares of Biosurgery Stock.

    If we use cash to pay or redeem this debt, including principal and interest on it, our cash reserves will be diminished.

    In February 2001, Genzyme Biosurgery announced its intention to divest the Snowden-Pencer-Registered Trademark- surgical instruments product lines. These product lines include hand-held reusable instruments and endoscopic instruments for general, plastic, gynecological and cardiovascular surgery. In May 2001, Genzyme Biosurgery terminated the production of Synvisc-Registered Trademark-viscosupplementation product in Canada and announced its intention to sell its manufacturing facilities in Pointe-Claire, Quebec, Canada.

    Genzyme Biosurgery will require significant additional financing to continue operations at anticipated levels. We cannot guarantee that Genzyme Biosurgery will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable. If Genzyme Biosurgery has insufficient funds or is unable to raise additional funds, it may delay, scale back or eliminate certain of its programs. Genzyme Biosurgery may also have to sell to, or co-develop with third parties, rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

SUBSEQUENT EVENTS

    INTERDIVISIONAL FINANCING ARRANGEMENT

    In July 2001, Genzyme Biosurgery drew $12.0 million of cash under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. A balance of $3.0 million remains available to Genzyme Biosurgery under this arrangement.

    ACQUISITION OF GDP CLASS B LIMITED PARTNERSHIP INTERESTS

    In July 2001, we notified the holders of the two Class B limited partnership interests in GDP that we are exercising our option to buy the Class B limited partnership interests for a payment of $70,000 per interest plus royalties on sales of certain Sepra-TM- products. We will purchase the Class B limited partnership interests on August 31, 2001. We will allocate the purchase of the GDP Class B limited partnership interests to Genzyme Biosurgery.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme General notified Genzyme Biosurgery of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery Stock designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

    At June 30, 2001, Genzyme Molecular Oncology had cash and cash equivalents of $16.2 million, a decrease of $14.0 million from cash, cash equivalents and short-term investments of $30.2 million at December 31, 2000.

    Genzyme Molecular Oncology used $14.2 million in cash for operations for the first six months of 2001. This is primarily due to Genzyme Molecular Oncology's net loss of $14.6 million for the six months ended June 30, 2001.

    Genzyme Molecular Oncology's investing activities in the first six months of 2001 provided $7.8 million from the sales and maturities of investments.

    During the six months ended June 30, 2001, Genzyme Molecular Oncology received $0.4 million in cash from the exercise of stock options and the purchase of shares under our employee stock plans.

    Genzyme Molecular Oncology, together with the other operating divisions, has access to Genzyme's $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million which matures in December 2003. At December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million it had drawn under this facility in December 2000 to finance the cash component of the GelTex merger consideration. At June 30, 2001, $18.0 million remained outstanding under the portion of the facility that matures in December 2001 and $200.0 million was outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

    At June 30, 2001, $15.0 million of Genzyme General's cash remained available to Genzyme Molecular Oncology under a $30.0 million interdivisional financing arrangement with Genzyme General. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw.

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

    Genzyme Molecular Oncology may require significant additional financing to continue operations at anticipated levels. It cannot be guaranteed that Genzyme Molecular Oncology will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that are considered favorable. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Molecular Oncology may also have to sell to, or co-develop with, third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 2001

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 8, 2001, we sold $500.0 million in aggregate principal amount of 3% convertible subordinated debentures due May 15, 2021 in a private placement under Section 4(2) of the Securities Act of 1933 to three institutional purchasers, Credit Suisse First Boston, Goldman, Sachs & Co. and Salomon Smith Barney. We also granted these purchasers a 30-day option to purchase an additional $75.0 million in principal amount of our 3% debentures, which was exercised for the entire $75.0 million in principal amount on May 10, 2001. Our net proceeds from this offering were approximately $562.1 million.

    Holders of our 3% convertible subordinated debentures may surrender these debentures for conversion into shares of Genzyme General Stock at an initial conversion price (subject to adjustments) of approximately $70.30 per share of Genzyme General Stock if any of the following conditions is satisfied:

    - if the closing sale price of Genzyme General Stock for at least 20 trading days in the 30 trading day period ending on the trading day prior to the day of surrender is more than 110% of the conversion price per share of Genzyme General Stock at such preceding trading day;

    - if we have called the debentures for redemption; or

    - upon the occurrence of specified corporate transactions.

    The preceding description of our 3% convertible subordinated debentures is qualified in its entirety by reference to the copy of the Indenture dated as of May 8, 2001 pursuant to which these debentures were issued, which is filed as
Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 11, 2001 and is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

I. We held our annual meeting of stockholders on May 31, 2001. The following represents the results of the voting on proposals submitted to the stockholders at the annual meeting for a vote:

    a.  Proposal to elect two directors for a term of office expiring in 2004:

                                                            NUMBER OF VOTES
                                                         ---------------------
NOMINEE                                                     FOR       WITHHELD
-------                                                  ----------   --------
Douglas A. Berthiaume
  Genzyme General Stock................................  81,551,621   570,900
  Genzyme Biosurgery Stock*............................   3,739,687    94,464
  Genzyme Molecular Oncology Stock*....................   1,947,746    14,016
                                                         ----------   -------
  Total................................................  87,239,054   679,380

                                                            NUMBER OF VOTES
                                                         ---------------------
NOMINEE                                                     FOR       WITHHELD
-------                                                  ----------   --------
Henry E. Blair
  Genzyme General Stock................................  81,331,355   791,166
  Genzyme Biosurgery Stock*............................   3,739,700    94,451
  Genzyme Molecular Oncology Stock*....................   1,947,751    14,011
                                                         ----------   -------
  Total................................................  87,018,806   899,628

       Each nominee received a majority of the votes cast, and therefore has been duly elected as a director of Genzyme. The terms of office for Henri
       A. Termeer, Constantine E. Anagnostopoulos, Robert J. Carpenter, Charles
       L. Cooney, Victor J. Dzau and Connie Mack III as directors of Genzyme continued after the annual meeting.

    b. Proposal to amend our corporate charter to increase the number of authorized shares of our common stock from 390,000,000 to 690,000,000 shares and to increase the number of such shares designated as Genzyme General Stock from 200,000,000 to 500,000,000 shares.

                                        NUMBER OF      NUMBER OF        NUMBER OF
                                        VOTES FOR    VOTES AGAINST   VOTES ABSTAINING
                                        ----------   -------------   ----------------
Genzyme General Stock.................  68,745,727    13,314,684          62,110
Biosurgery Stock*.....................   3,608,782       215,395           9,973
Molecular Oncology Stock*.............   1,888,041        68,642           5,079
                                        ----------    ----------          ------
Total.................................  74,242,550    13,598,721          77,162

       The proposal received the affirmative vote of a majority in interest of all shares outstanding, and entitled to vote, and therefore has been adopted.

    c. Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Genzyme General Division Stock authorized for issuance under the plan by 400,000 shares.

                              NUMBER OF      NUMBER OF        NUMBER OF          NUMBER OF
                              VOTES FOR    VOTES AGAINST   VOTES ABSTAINING   BROKER NON-VOTES
                              ----------   -------------   ----------------   ----------------
Genzyme General Stock.......  62,070,022     1,496,299          117,801          18,438,399
Biosurgery Stock*...........   2,003,090       142,884           13,452           1,674,723
Molecular Oncology Stock*...     814,912        56,640            6,420           1,083,789
                              ----------     ---------          -------          ----------
Total.......................  64,888,024     1,695,823          137,673          21,196,911

       The proposal received a majority of the votes cast, and therefore has been adopted.**

    d. Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Biosurgery Stock authorized for issuance under the plan by 100,000 shares.

                              NUMBER OF      NUMBER OF        NUMBER OF          NUMBER OF
                              VOTES FOR    VOTES AGAINST   VOTES ABSTAINING   BROKER NON-VOTES
                              ----------   -------------   ----------------   ----------------
Genzyme General Stock.......  62,047,785     1,515,165          121,172          18,438,399
Biosurgery Stock*...........   2,002,761       145,448           11,218           1,674,723
Molecular Oncology Stock*...     811,221        59,496            7,255           1,083,789
                              ----------     ---------          -------          ----------
Total.......................  64,861,767     1,720,109          139,645          21,196,911

       The proposal received a majority of the votes cast, and therefore has been adopted.**

    e. Proposal to amend our 1998 Director Stock Option Plan to increase the number of shares of Genzyme General Stock available for issuance under the plan by 125,000 shares.

                              NUMBER OF      NUMBER OF        NUMBER OF          NUMBER OF
                              VOTES FOR    VOTES AGAINST   VOTES ABSTAINING   BROKER NON-VOTES
                              ----------   -------------   ----------------   ----------------
Genzyme General Stock.......  56,995,892     6,528,523          159,777          18,438,329
Biosurgery Stock*...........   1,788,698       351,722           19,007           1,674,723
Molecular Oncology Stock*...     797,896        71,617            8,459           1,083,789
                              ----------     ---------          -------          ----------
Total.......................  59,582,486     6,951,862          187,243          21,196,841

       The proposal received a majority of the votes cast, and therefore has been adopted.**

    f. Proposal to amend our 1998 Director Stock Option Plan to increase the number of shares of Biosurgery Stock available for issuance under the plan by 200,000 shares.

                              NUMBER OF      NUMBER OF        NUMBER OF          NUMBER OF
                              VOTES FOR    VOTES AGAINST   VOTES ABSTAINING   BROKER NON-VOTES
                              ----------   -------------   ----------------   ----------------
Genzyme General Stock.......  56,946,059     6,575,881          162,182          18,438,399
Biosurgery Stock*...........   1,765,363       370,496           17,598           1,680,694
Molecular Oncology
  Stock**...................     796,709        72,336            8,928           1,083,789
                              ----------     ---------          -------          ----------
Total.......................  59,508,131     7,018,713          188,708          21,202,882

       The proposal received a majority of the votes cast, and therefore has been adopted.**

    g. Proposal to amend our 1998 Director Stock Option Plan to increase the number of shares of Molecular Oncology Stock available for issuance under the plan by 150,000 shares.

                              NUMBER OF      NUMBER OF        NUMBER OF          NUMBER OF
                              VOTES FOR    VOTES AGAINST   VOTES ABSTAINING   BROKER NON-VOTES
                              ----------   -------------   ----------------   ----------------
Genzyme General Stock.......  56,111,016     7,418,485          154,621          18,438,399
Biosurgery Stock*...........   1,771,492       362,627           19,337           1,680,694
Molecular Oncology
  Stock**...................     797,826        71,506            8,640           1,083,789
                              ----------     ---------          -------          ----------
Total.......................  58,680,334     7,852,618          182,598          21,202,882

       The proposal received a majority of the votes cast, and therefore has been adopted.**

    h.  Proposal to approve our 2001 Equity Incentive Plan.

                              NUMBER OF      NUMBER OF        NUMBER OF          NUMBER OF
                              VOTES FOR    VOTES AGAINST   VOTES ABSTAINING   BROKER NON-VOTES
                              ----------   -------------   ----------------   ----------------
Genzyme General Stock.......  56,003,887     7,498,113          182,122          18,438,399
Biosurgery Stock*...........   1,917,711       215,046           20,699           1,680,694
Molecular Oncology Stock*...     809,237        59,274            9,461           1,083,789
                              ----------     ---------          -------          ----------
Total.......................  58,730,835     7,772,433          212,282          21,202,882

       The proposal received a majority of the votes cast, and therefore has been adopted.**

------------------------

    * Represents the actual number of Biosurgery shares and Molecular Oncology shares voted multiplied by 0.14.

    **  For this purpose, abstentions and broker non-votes are not counted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

    (b) Reports on Form 8-K

       We filed a Current Report on Form 8-K dated April 25, 2001 on April 26, 2001 to announce that we entered into an Agreement and Plan of Merger with Focal, Inc.

       We filed an amendment to our Current Report dated December 18, 2000 on May 3, 2001 to include the unaudited pro forma combined financial information which describes the pro forma effect of our merger with Biomatrix and our merger with GelTex on the statements of operation for the year ended December 31, 2000 of both Genzyme Corporation and Genzyme Biosurgery, the division to which we allocated the assets, liabilities and operations of Biomatrix.

       We filed an amendment to our Current Report on Form 8-K dated
       December 14, 2000 on May 3, 2001 to include the unaudited pro forma combined financial information which describes the pro forma effect of our merger with GelTex and our merger with Biomatrix on the statements of operation for the year ended December 31, 2000 of both Genzyme Corporation and Genzyme General, the division to which we allocated the assets, liabilities and operations of GelTex.

       We filed a Current Report on Form 8-K dated May 8, 2001 on May 11, 2001 to announce our sale of 3% convertible subordinated debentures in a private placement.

       We filed a Current Report on Form 8-K dated May 8, 2001 on May 18, 2001 to include (1) the audited financial statements of Wyntek
       Diagnostics, Inc., a company that we had previously announced our intention to acquire, as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000, and (2) the unaudited financial statements of Wyntek as of and for the three months ended March 31, 2001 and 2000.

       We filed a Current Report on Form 8-K dated May 22, 2001 on May 22, 2001 to include (1) the unaudited financial statements of Focal as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, (2) the unaudited financial statements of Focal as of and for the three months ended March 31, 2001 and 2000, and
       (3) the unaudited pro forma combined financial information which describes the pro forma effect of our planned acquisitions of Focal and Wyntek on the unaudited statements of operations for the three months ended March 31, 2001 and the year ended December 31, 2000 and the unaudited balance sheet as of march 31, 2001 of both Genzyme Corporation and Genzyme Biosurgery, the division to which we will allocate the assets, liabilities and operations of Focal.

       We filed a Current Report on Form 8-K dated June 1, 2001 on June 6, 2001 to announce the completion of our acquisition of Wyntek.

       We filed a Current Report on Form 8-K dated June 1, 2001 on June 6, 2001 to announce the amendment of our charter to increase (1) the total number of authorized shares of our common stock and (2) the number of authorized shares designated as Genzyme General Stock.

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 2001

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GENZYME CORPORATION

DATE:  August 14, 2001                                 By:             /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                                         Michael S. Wyzga
                                                              SENIOR VICE PRESIDENT, FINANCE; CHIEF
                                                             FINANCIAL OFFICER; AND CHIEF ACCOUNTING
                                                                             OFFICER

                      GENZYME CORPORATION AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         *3.1           Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 3 to Genzyme's Current Report on Form 8-K
                        filed on June 6, 2001.
         *3.2           By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.
         *4.1           Indenture, dated as of May 8, 2001, by and between Genzyme and State Street Bank and Trust Company as trustee,
                        including the form of debenture. Filed as Exhibit 4.1 to
                        Genzyme's Current Report on Form 8-K filed on May 11, 2001.
         *4.2           Registration Rights Agreement, dated as of May 3, 2001, by and among Genzyme, Credit Suisse First Boston Corporation,
                        Goldman Sachs & Co. and Salomon Smith Barney Inc. Filed as
                        Exhibit 4.2 to Genzyme's Current Report on Form 8-K filed on
                        May 11, 2001.
         10.1           2001 Equity Incentive Plan. Filed herewith.

------------------------

* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-Q or 8-K were filed under Commission File No. 0-14680.