Form 10-Q
period 2001-09-30
GENZYME CORP
filed 2001-11-09
CIK 732485

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

The number of shares outstanding of each of the issuer's series of common stock as of October 31, 2001:

Genzyme General Division Common Stock.......................  212,188,951
Genzyme Biosurgery Division Common Stock....................   39,479,457
Genzyme Molecular Oncology Division Common Stock............   16,722,572

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-Q contains forward-looking statements, including statements regarding our:

    - planned divestiture of the Snowden-Pencer-Registered Trademark- surgical product lines and the expected timing of the transaction;

    - planned completion of our acquisition of certain assets of Pharming N.V. and the expected timing of the transaction;

    - potential additional payments in connection with the acquisition of Novazyme Pharmaceuticals, Inc.;

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

    - our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services and successfully enforce our proprietary rights;

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

    - our ability to satisfy the FDA's request for additional data and information in connection with our Biologics License Application submission for Fabrazyme-TM- enzyme;

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

    - the continued funding of our joint ventures by our partners;

    - our ability to successfully increase market penetration for Synvisc-Registered Trademark- viscosupplementation product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

    - the success of our Fabrazyme-TM- and Thyrogen-Registered Trademark-product launches in Europe;

    - our ability to successfully negotiate purchase and sale agreements for our Snowden-Pencer-Registered Trademark- surgical product lines;

    - the impact of Pharming Group N.V.'s receivership on the realizable value of amounts due to us arising out of our joint ventures with Pharming and on our Pompe disease research and development activities;

    - our ability to complete our acquisition of certain assets of Pharming N.V. and to prevail in any appeal related to that acquisition;

    - the ability to successfully develop and receive FDA approval for products for the treatment of lysosomal storage disorders that employ certain of Novazyme's technologies, and the timing thereof;

    - the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites; and

    - the operational integration and other risks associated with acquisitions.

    For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended (our "2000 Form 10-K").

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

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

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

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 2001
                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES
  Unaudited, Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 2001 and
    2000....................................................      1
  Consolidated Balance Sheets as of September 30, 2001
    (unaudited) and December 31, 2000.......................      4
  Unaudited, Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2001 and 2000...........      5
  Notes to Unaudited, Consolidated Financial Statements.....      6

GENZYME GENERAL
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2001 and 2000.......     26
  Combined Balance Sheets as of September 30, 2001
    (unaudited) and December 31, 2000.......................     27
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended September 30, 2001 and 2000................     28
  Notes to Unaudited, Combined Financial Statements.........     29

GENZYME BIOSURGERY
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2001 and 2000.......     42
  Combined Balance Sheets as of September 30, 2001
    (unaudited) and December 31, 2000.......................     43
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended September 30, 2001 and 2000................     44
  Notes to Unaudited, Combined Financial Statements.........     45

GENZYME MOLECULAR ONCOLOGY
  Unaudited, Combined Statements of Operations for the Three
    and Nine Months Ended September 30, 2001 and 2000.......     50
  Combined Balance Sheets as of September 30, 2001
    (unaudited) and December 31, 2000.......................     51
  Unaudited, Combined Statements of Cash Flows for the Nine
    Months Ended September 30, 2001 and 2000................     52
  Notes to Unaudited, Combined Financial Statements.........     53

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     54

ITEM 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    105

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds...........    106

ITEM 6. Exhibits and Reports on Form 8-K....................    106

Signatures..................................................    107

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                              --------------------   --------------------
                                                                2001        2000       2001        2000
                                                              ---------   --------   ---------   --------
Revenues:
  Net product sales.........................................  $ 291,959   $206,645   $ 816,262   $592,505
  Net service sales.........................................     23,988     19,967      71,983     62,280
  Revenues from research and development contracts:
    Related parties.........................................      1,043         --       2,726         --
    Other...................................................      2,505        747       7,426      4,617
                                                              ---------   --------   ---------   --------
      Total revenues........................................    319,495    227,359     898,397    659,402
                                                              ---------   --------   ---------   --------
Operating costs and expenses:
  Cost of products sold.....................................     75,462     63,729     231,594    165,631
  Cost of services sold.....................................     14,041     12,068      40,890     35,886
  Selling, general and administrative.......................    122,030     66,379     316,810    195,358
  Research and development (including research and
    development related to contracts).......................     69,127     39,678     188,651    123,954
  Amortization of intangibles...............................     30,950      3,409      90,115     15,191
  Purchase of in-process research and development...........     86,800         --      95,568         --
                                                              ---------   --------   ---------   --------
      Total operating costs and expenses....................    398,410    185,263     963,628    536,020
                                                              ---------   --------   ---------   --------
Operating income (loss).....................................    (78,915)    42,096     (65,231)   123,382
                                                              ---------   --------   ---------   --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........     (8,110)   (11,420)    (28,921)   (30,866)
  Gain on affiliate sale of stock...........................        212      2,419         212     22,689
  Gain (loss) on investments in equity securities...........    (24,464)     8,544     (25,996)    22,709
  Minority interest in net loss of subsidiary...............        260        977       2,259      3,185
  Other.....................................................     (1,192)       (10)     (5,035)     5,185
  Investment income.........................................     13,718     12,758      36,359     33,333
  Interest expense..........................................     (8,739)    (5,010)    (30,875)   (12,785)
                                                              ---------   --------   ---------   --------
      Total other income (expenses).........................    (28,315)     8,258     (51,997)    43,450
                                                              ---------   --------   ---------   --------
Income (loss) before income taxes...........................   (107,230)    50,354    (117,228)   166,832
Benefit from (provision for) income taxes...................      4,554    (15,933)      7,288    (51,101)
                                                              ---------   --------   ---------   --------
Net income (loss) before cumulative effect of change in
  accounting principle......................................   (102,676)    34,421    (109,940)   115,731
Cumulative effect of change in accounting principle, net of
  tax.......................................................         --         --       4,167         --
                                                              ---------   --------   ---------   --------
Net income (loss)...........................................  $(102,676)  $ 34,421   $(105,773)  $115,731
                                                              =========   ========   =========   ========
Comprehensive income (loss), net of tax:
  Net income (loss).........................................  $(102,676)  $ 34,421   $(105,773)  $115,731
                                                              ---------   --------   ---------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................     17,267    (10,273)       (577)   (20,628)
    Unrealized loss on derivatives, net of tax..............     (1,444)        --      (1,733)        --
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...     (8,675)    44,223      (9,661)    48,597
      Reclassification adjustment for (gains) losses
        included in net income..............................     15,535         --      16,507     (5,501)
                                                              ---------   --------   ---------   --------
      Unrealized gains on securities, net...................      6,860     44,223       6,846     43,096
                                                              ---------   --------   ---------   --------
  Other comprehensive income................................     22,683     33,950       4,536     22,468
                                                              ---------   --------   ---------   --------
Comprehensive income (loss).................................  $ (79,993)  $ 68,371   $(101,237)  $138,199
                                                              =========   ========   =========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
NET INCOME (LOSS) PER SHARE:
  ALLOCATED TO GENZYME GENERAL STOCK:
    Net income (loss) before cumulative effect of
      change in accounting principle..................  $(81,706)  $ 50,973   $(34,843)  $160,272
    Cumulative effect of change in accounting
      principle, net of tax...........................        --         --      4,167         --
                                                        --------   --------   --------   --------
    Genzyme General net income (loss).................   (81,706)    50,973    (30,676)   160,272
    Tax benefit allocated from Genzyme Biosurgery.....     2,918      6,455     20,661     16,291
    Tax benefit allocated from Genzyme Molecular
      Oncology........................................     2,687      2,021      9,367      5,558
                                                        --------   --------   --------   --------
    Net income (loss) allocated to Genzyme General
      Stock...........................................  $(76,101)  $ 59,449   $   (648)  $182,121
                                                        ========   ========   ========   ========
  Net income (loss) per share of Genzyme General
    Stock:
    Basic:
      Net income (loss) per share before cumulative
        effect of change in accounting principle......  $  (0.37)  $   0.34   $  (0.02)  $   1.07
      Per share cumulative effect of change in
        accounting principle, net of tax..............        --         --       0.02         --
                                                        --------   --------   --------   --------
      Net income (loss) per share allocated to Genzyme
        General Stock.................................  $  (0.37)  $   0.34   $   0.00   $   1.07
                                                        ========   ========   ========   ========
    Diluted:
      Net income (loss) per share before cumulative
        effect of change in accounting principle......  $  (0.37)  $   0.32   $  (0.02)  $   0.99
      Per share cumulative effect of change in
        accounting principle, net of tax..............        --         --       0.02         --
                                                        --------   --------   --------   --------
      Net income (loss) per share allocated to Genzyme
        General Stock.................................  $  (0.37)  $   0.32   $   0.00   $   0.99
                                                        ========   ========   ========   ========
  Weighted average shares outstanding:
    Basic.............................................   208,350    172,759    198,841    170,553
                                                        ========   ========   ========   ========
    Diluted...........................................   208,350    194,148    198,841    191,229
                                                        ========   ========   ========   ========
  ALLOCATED TO BIOSURGERY STOCK:
    Net loss..........................................  $(21,525)             $(94,460)
    Allocated tax benefit.............................     2,444                11,434
                                                        --------              --------
    Net loss allocated to Biosurgery Stock............  $(19,081)             $(83,026)
                                                        ========              ========
    Net loss per share of Biosurgery Stock--basic and
      diluted.........................................  $  (0.48)             $  (2.22)
                                                        ========              ========
    Weighted average shares outstanding...............    39,376                37,479
                                                        ========              ========
  ALLOCATED TO MOLECULAR ONCOLOGY STOCK:
    Net loss..........................................  $ (7,494)  $ (5,504)  $(22,099)  $(17,924)
                                                        ========   ========   ========   ========
    Net loss per share of Molecular Oncology
      Stock--basic and diluted........................  $  (0.45)  $  (0.37)  $  (1.36)  $  (1.28)
                                                        ========   ========   ========   ========
    Weighted average shares outstanding...............    16,679     14,884     16,225     14,002
                                                        ========   ========   ========   ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
NET INCOME (LOSS) PER SHARE (CONTINUED):
  ALLOCATED TO SURGICAL PRODUCTS STOCK:
    Net loss.........................................             $(13,936)             $(34,346)
                                                                  ========              ========
    Net loss per share of Surgical Products
      Stock--basic and diluted.......................             $  (0.93)             $  (2.30)
                                                                  ========              ========
    Weighted average shares outstanding..............               14,959                14,907
                                                                  ========              ========
  ALLOCATED TO TISSUE REPAIR STOCK:
    Net loss.........................................             $ (5,588)             $(14,590)
                                                                  ========              ========
    Net loss per share of Tissue Repair Stock--basic
      and diluted....................................             $  (0.19)             $  (0.51)
                                                                  ========              ========
    Weighted average shares outstanding..............               28,795                28,664
                                                                  ========              ========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  223,420      $  236,213
  Short-term investments....................................      113,582         104,586
  Accounts receivable, net..................................      239,276         205,094
  Inventories...............................................      173,952         170,341
  Prepaid expenses and other current assets.................       37,477          37,681
  Deferred tax assets--current..............................       47,074          46,836
                                                               ----------      ----------
    Total current assets....................................      834,781         800,751
Property, plant and equipment, net..........................      595,028         504,412
Long-term investments.......................................      746,583         298,841
Notes receivable-related party..............................           --          10,350
Intangibles, net............................................    1,561,037       1,539,782
Investments in equity securities............................       78,279         121,251
Other noncurrent assets.....................................       47,563          42,713
                                                               ----------      ----------
    Total assets............................................   $3,863,271      $3,318,100
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   41,119      $   26,165
  Accrued expenses..........................................      147,298         139,683
  Income taxes payable......................................       51,502          46,745
  Deferred revenue..........................................        3,667           8,609
  Current portion of long-term debt and capital lease
    obligations.............................................        8,135          19,897
                                                               ----------      ----------
    Total current liabilities...............................      251,721         241,099
Long-term debt and capital lease obligations................      244,037         381,560
Convertible notes and debentures............................      585,000         283,680
Deferred tax liabilities....................................      168,723         230,384
Other noncurrent liabilities................................       25,456           6,236
                                                               ----------      ----------
    Total liabilities.......................................    1,274,937       1,142,959
                                                               ----------      ----------
Stockholders' equity:
  Genzyme General Stock, $0.01 par value....................        2,119             956
  Biosurgery Stock, $0.01 par value.........................          395             364
  Molecular Oncology Stock, $0.01 par value.................          167             159
  Treasury Stock--Genzyme General--at cost..................         (901)           (901)
  Additional paid-in capital-Genzyme General Stock..........    1,747,042       1,269,284
  Additional paid-in capital-Biosurgery Stock...............      846,368         823,353
  Additional paid-in capital-Molecular Oncology Stock.......      116,204         111,484
  Deferred compensation.....................................       (5,132)         (9,943)
  Notes receivable from stockholders........................      (11,836)        (14,760)
  Accumulated deficit.......................................     (111,511)         (5,738)
  Accumulated other comprehensive income....................        5,419             883
                                                               ----------      ----------
    Total stockholders' equity..............................    2,588,334       2,175,141
                                                               ----------      ----------
    Total liabilities and stockholders' equity..............   $3,863,271      $3,318,100
                                                               ==========      ==========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(105,773)  $ 115,731
  Reconciliation of net income (loss) to net cash provided
    by operating activities:
    Depreciation and amortization...........................    125,203      45,374
    Non-cash compensation expense...........................      7,375          --
    Provision for bad debts.................................      2,246       5,574
    Note received from a collaborator.......................         --     (10,175)
    Write-off of note received from a collaborator..........     10,159          --
    Charges for in-process research and development.........     95,568          --
    Equity in net loss of unconsolidated affiliates.........     28,921      30,866
    Gain on affiliate sale of stock.........................       (212)    (22,689)
    (Gain) loss on investments in equity securities.........     25,996     (22,709)
    Minority interest in net loss of subsidiary.............     (2,259)     (3,185)
    Deferred income tax expense (benefit)...................    (17,165)      4,668
    Other...................................................     (2,564)      2,224
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (36,104)    (30,053)
      Inventories...........................................     10,551     (15,185)
      Prepaid expenses and other current assets.............     (1,800)     (1,970)
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................     30,453      19,109
                                                              ---------   ---------
      Net cash provided by operating activities.............    170,595     117,580
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (750,075)   (498,916)
  Sales and maturities of investments.......................    314,233     433,150
  Purchases of equity securities............................     (8,318)     (5,000)
  Proceeds from sale of investments in equity securities....         36      15,773
  Purchases of property, plant and equipment................   (123,229)    (52,263)
  Acquisitions, net of acquired cash........................    (78,379)       (342)
  Investments in unconsolidated affiliates..................    (31,298)    (19,639)
  Other.....................................................      5,679      (1,521)
                                                              ---------   ---------
      Net cash used in investing activities.................   (671,351)   (128,758)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     74,488     104,122
  Payments of notes receivable from stockholders............      2,896          --
  Proceeds from issuance of debt............................    562,062          --
  Payments of debt and capital lease obligations............   (155,128)     (5,000)
  Bank overdraft............................................      2,111          --
  Other.....................................................      3,237       1,276
                                                              ---------   ---------
      Net cash provided by financing activities.............    489,666     100,398
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................     (1,703)     (3,808)
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............    (12,793)     85,412
Cash and cash equivalents at beginning of period............    236,213     130,156
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 223,420   $ 215,568
                                                              =========   =========

  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

                      GENZYME CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Our unaudited, consolidated financial statements for each period include the balance sheets, statements of operations and cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information normally required by generally accepted accounting principles. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us in fiscal year 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS 142 will be effective from the date of acquisition. For the nine months ended September 30, 2001, we had approximately $37.6 million of goodwill amortization, however, the full impact of SFAS 141 and SFAS 142 on our financial statements has not been determined.

3.  ACQUISITIONS AND DISPOSITION

CLASS A AND CLASS B LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT
  PARTNERS, L.P.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of Genzyme Development Partners, L.P., which we refer to as GDP, for a payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM- products. In August 2001, we purchased the two outstanding GDP Class B limited partnership interests for a payment of $70,000 per Class B limited partnership interest plus $40,000 of related costs and undertook the obligation to pay additional royalties over ten years on sales of certain Sepra-TM- products. We allocated the acquired limited partnership interests of GDP to Genzyme Biosurgery and accounted for the acquisitions as purchases. Accordingly, we included the results of operations of GDP in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from January 9, 2001.

                      GENZYME CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
    We allocated the purchase prices to the fair value of the intangible assets acquired as follows (amounts in thousands):

                                                  CLASS A       CLASS B
                                                  LIMITED       LIMITED
                                                PARTNERSHIP   PARTNERSHIP
                                                 INTERESTS     INTERESTS     TOTAL
                                                -----------   -----------   --------
Patents (to be amortized over 8 years)........    $ 5,909         $ --      $ 5,909
Trademarks (to be amortized over 10 years)....      2,755           --        2,755
Technology (to be amortized over 10 years)....      8,827           --        8,827
Goodwill (to be amortized over 10 years)......      8,234          180        8,414
                                                  -------         ----      -------
  Total.......................................    $25,725         $180      $25,905
                                                  =======         ====      =======

WYNTEK DIAGNOSTICS, INC.

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc., for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, we included the results of operations of Wyntek in our consolidated financial statements and the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Cash paid...................................................  $ 65,000
Acquisition costs...........................................       234
                                                              --------
  Total purchase price......................................  $ 65,234
                                                              ========

Cash and cash equivalents...................................  $  4,974
Other current assets........................................     4,966
Property, plant and equipment...............................     1,843
Deferred tax assets.........................................     2,312
Intangible assets (to be amortized over 5 to 10 years)......    39,444
In-process research and development.........................     8,768
Goodwill (to be amortized over 10 years)....................    19,908
Deferred tax liability......................................   (14,197)
Assumed liabilities.........................................    (2,784)
                                                              --------
  Allocated purchase price..................................  $ 65,234
                                                              ========

    In connection with the acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to in-process research and development or IPR&D. Our management assumed responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. We estimated the fair value assigned to purchased IPR&D by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. We applied a discount rate of 25% to estimate

                      GENZYME CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS AND DISPOSITION (CONTINUED) the present value of these cash flows, which was consistent with the risks of the project. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition.

    In the allocation of purchase price to IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the nine months ended September 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenue from the sale of this product.

    Wyntek is currently developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The device will be used to read reaction strips at the patient's bedside or in an emergency room setting. We expect to complete the regulatory review process and file an application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product.

FOCAL, INC.

    In January 2001, Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated this investment to Genzyme Biosurgery. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued 2,086,151 shares of Biosurgery Stock as merger consideration. We also assumed all of the outstanding options to purchase Focal common stock and exchanged them for options to purchase Biosurgery Stock on an as-converted basis. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase.

                      GENZYME CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Issuance of 2,086,151 shares of Biosurgery Stock............  $ 9,450
Issuance of options to purchase 231,566 shares of Biosurgery
  Stock.....................................................      351
Acquisition costs...........................................      638
Existing equity investment in Focal.........................    5,488
Cash paid to selling security holder........................       11
                                                              -------
  Total purchase price......................................  $15,938
                                                              =======

Cash and cash equivalents...................................  $ 2,331
Other current assets........................................    6,003
Property, plant and equipment...............................    1,818
Notes receivable from related party.........................      168
Intangible assets (to be amortized over 3 to 12 years)......    7,909
Goodwill (to be amortized over 12 years)....................    1,115
Assumed liabilities.........................................   (3,773)
Notes receivable from stockholders..........................      367
                                                              -------
  Allocated purchase price..................................  $15,938
                                                              =======

ATIII LLC

    In July 2001, we transferred our 50% ownership interest in ATIII LLC, our joint venture with Genzyme Transgenics Corporation for the development and commercialization of ATIII, to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of any of Genzyme Transgenics' products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million. Prior to the transfer, we consolidated the results of ATIII LLC because we had control of ATIII LLC through our combined, direct and indirect ownership interest in the joint venture.

NOVAZYME PHARMACEUTICALS, INC.

    In September 2001, we acquired all of the outstanding capital stock of Novazyme Pharmaceuticals, Inc., a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, for an initial payment of 2,562,182 shares of Genzyme General Stock. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling
$87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock and exchanged them for options, warrants and rights to purchase Genzyme General Stock, on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

                      GENZYME CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Issuance of 2,562,182 shares of Genzyme General Stock.......  $110,584
Issuance of options to purchase 158,840 shares of Genzyme
  General Stock.............................................     6,274
Issuance of warrants to purchase 25,338 shares of Genzyme
  General Stock.............................................       894
Issuance of rights to purchase 66,846 shares of Genzyme
  General Stock.............................................     1,839
Acquisition costs...........................................       951
                                                              --------
  Total purchase price......................................  $120,542
                                                              ========
Cash and cash equivalents...................................  $  5,194
Other current assets........................................        63
Property, plant and equipment...............................     4,475
Goodwill....................................................    17,336
In-process research and development.........................    86,800
Deferred tax asset..........................................     8,161
Other assets................................................        62
Assumed liabilities.........................................    (2,795)
Liabilities for exit activities and integration.............    (1,740)
Deferred tax liability......................................      (960)
Deferred compensation.......................................     2,630
Notes receivable from stockholders..........................     1,316
                                                              --------
  Allocated purchase price..................................  $120,542
                                                              ========

    Because our acquisition of Novazyme was completed after June 30, 2001, the provisions of SFAS 141 and certain provisions of SFAS 142 apply from the date of acquisition. Accordingly, we will not ratably amortize the goodwill resulting from the acquisition of Novazyme. Instead we will test the goodwill's impairment on a periodic basis in accordance with the provisions of SFAS 142.

    The 2,562,182 shares of Genzyme General Stock that we issued to Novazyme's shareholders were valued at $110.6 million using the average trading price of Genzyme General Stock for the 4 day trading period ending September 26, 2001, the date of acquisition. Options, warrants and rights to purchase shares of Genzyme General Stock were valued at $9.0 million using the Black-Scholes model. In accordance with Financial Accounting Standards Board Interpretation No. 44, which is referred to as FIN 44, at the acquisition date we allocated the $2.6 million intrinsic value of the portion of the unvested options related to the future service period to deferred compensation in stockholders equity. We are amortizing the unvested portion to operating expense over the remaining vesting period of approximately 22 months.

    In connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we have allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform.

    Our management assumes responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired.

                      GENZYME CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the probability-adjusted net cash flows expected to result once the technology has reached technological feasibility and is utilized in the treatment of certain LSDs. A discount rate of 16% was applied to estimate the present value of these cash flows and is consistent with the overall risks of the platform technology. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology and adjusted the future cash flows to reflect the contribution of value from these assets. In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered. The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs.

UNAUDITED PRO FORMA FINANCIAL SUMMARY

    In December 2000, we acquired GelTex Pharmaceuticals, Inc., a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. In December 2000, we also acquired Biomatrix, Inc., a public company engaged in the development and manufacture of viscoelastic and viscosupplementation biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. The following unaudited pro forma financial summary is presented as if the acquisitions of GelTex, Biomatrix, Wyntek, Focal and Novazyme were completed as of January 1, 2001 and 2000. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at those dates, or of the future operations of the combined entities. Material nonrecurring charges related to these acquisitions, such as the acquired IPR&D charges of $118.0 million resulting from the acquisition of GelTex, $82.1 million resulting from the acquisition of

                      GENZYME CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
Biomatrix, $8.8 million resulting from the acquisition of Wyntek and $86.8 million resulting from the acquisition of Novazyme, are not reflected in the following pro forma financial summary:

                                                                FOR THE NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (UNAUDITED, AMOUNTS IN
                                                               THOUSANDS, EXCEPT PER
                                                                  SHARE AMOUNTS)
Total revenues..............................................   $906,957     $778,085
Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle..................    (39,818)      20,754
Net income (loss)...........................................    (35,651)      20,754

Net income allocated to Genzyme General Stock:
  Net income allocated to Genzyme General Stock before
    cumulative effect of change in accounting principle.....   $ 75,861     $121,008
  Cumulative effect of change in accounting principle, net
    of tax..................................................      4,167           --
                                                               --------     --------
  Net income allocated to Genzyme General Stock.............   $ 80,028     $121,008
                                                               ========     ========
Net income per share allocated to Genzyme General Stock:
  Basic:
    Net income per share before cumulative effect of change
      in accounting principle...............................   $   0.38     $   0.64
    Per share cumulative effect of change in accounting
      principle, net of tax.................................       0.02           --
                                                               --------     --------
    Net income per share allocated to Genzyme General
      Stock.................................................   $   0.40     $   0.64
                                                               ========     ========
  Diluted:
    Net income per share before cumulative effect of change
      in accounting principle...............................   $   0.36     $   0.60
    Per share cumulative effect of change in accounting
      principle, net of tax.................................       0.02           --
                                                               --------     --------
    Net income per share allocated to Genzyme General
      Stock.................................................   $   0.38     $   0.60
                                                               ========     ========

Net loss allocated to Biosurgery Stock......................   $(93,580)    $(82,799)
                                                               ========     ========

Net loss per share allocated to Biosurgery Stock--basic and
  diluted...................................................   $  (2.41)    $  (2.15)
                                                               ========     ========

4.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
                                                       (UNAUDITED)
Raw materials.......................................     $ 53,102        $ 51,545
Work-in-process.....................................       90,206          73,520
Finished products...................................       30,644          45,276
                                                         --------        --------
  Total.............................................     $173,952        $170,341
                                                         ========        ========

                      GENZYME CORPORATION AND SUBSIDIARIES

5.  PHARMING GROUP, N.V. RECEIVERSHIP AND OUR ACQUISITION OF CERTAIN ASSETS

    On August 10, 2001, Pharming Group, N.V., a public company in the Netherlands and our partner in two joint ventures for the development of therapies for Pompe disease, and certain of its subsidiaries filed for receivership in order to seek protection from creditors. In the quarter ended September 30, 2001, we recorded pre-tax charges of $23.4 million related to the Pharming Group receivership, including $10.2 million for the write-off of the principal and accrued interest due to us under the 7% convertible senior note issued to us by Pharming Group, $8.5 million for the write-down of our equity investment in Pharming Group because we consider the decline in value of this investment to be other than temporary, and $4.7 million for the net amount owed by Pharming Group to the CHO-cell product joint venture we previously formed with Pharming Group that we believe is uncollectable.

    As a result of Pharming Group's failure to make payments to fund our joint venture for the development of a CHO-cell product for Pompe disease under a strategic alliance agreement, we terminated this agreement in August and have assumed full operational and financial responsibility for the development of the CHO-cell product. Our joint venture with Pharming Group covering a transgenic product for Pompe disease remains in place. We do not intend to commercialize this product, but are obligated to fund its production for the nine patients participating in a clinical trial extension until those patients can be transitioned to a CHO-cell product. We expect to complete transition of these patients to the CHO-cell product by the end of 2003. In September 2001, we recorded a pre-tax charge of $17.2 million, of which $16.8 million was charged to selling, general and administrative expenses representing our obligation to fund the continued production of transgenic human alpha-glucosidase enzyme through 2003.

    On September 18, 2001, we signed a conditional agreement to acquire certain assets of Pharming N.V., the Belgian subsidiary of Pharming Group N.V., including manufacturing facilities in Geel, Belgium. The conditional agreement is subject to the approval of the Commercial Court in Turnhout, Belgium, the Province of Antwerp, Belgium, and our board of directors, as well as to the receipt of a favorable soil attestation for the land. If all of the conditions are satisfied, we expect to complete the purchase by mid-November.

6.  PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustment. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General to finance a portion of the cash component of the consideration for the GelTex acquisition. We expect to utilize the

                      GENZYME CORPORATION AND SUBSIDIARIES

6. PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED) remaining proceeds from the sale of the debentures for Genzyme General's working capital and general corporate purposes.

7.  REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    In June 2001, we completed the redemption of our $250.0 million in principal of 5 1/4% convertible subordinated notes due 2005. Prior to the redemption date, holders of the notes elected to convert substantially all of the principal of the notes into approximately 12,597,000 shares of Genzyme General Stock, 685,000 shares of Biosurgery Stock and 682,000 shares of Molecular Oncology Stock. On June 15, 2001, the redemption date, we redeemed the remaining notes using cash allocated to Genzyme General.

8.  REDEMPTION OF $21.2 MILLION 5% CONVERTIBLE SUBORDINATED DEBENTURES

    In August 2001, we completed the redemption of our $21.2 million in principal of 5% convertible subordinated debentures due 2003. Prior to the redemption date, the holders of the debentures elected to convert all of the principal of the debentures into approximately 1,305,000 shares of Genzyme General Stock. We paid approximately $3.2 million in cash for the accrued interest on the debentures through the date of conversion using cash allocated to Genzyme General.

9.  INTERDIVISIONAL FINANCING ARRANGEMENTS

    In July 2001, Genzyme Biosurgery drew down $12.0 million of the
$15.0 million still available to it under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. Genzyme Biosurgery used $8.5 million of the proceeds to pay a portion of the amounts it owes to Genzyme General. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. At
September 30, 2001, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

    In August 2001, Genzyme Molecular Oncology drew down $4.0 million of the $15.0 million still available to it under the $30.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 333,333 Molecular Oncology designated shares. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. At September 30, 2001, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

10.  NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a Phase 3 clinical trial of

                      GENZYME CORPORATION AND SUBSIDIARIES

10.  NEUROCELL-TM- JOINT VENTURE REFUND (CONTINUED)
NeuroCell-TM--PD by June 30, 2001. Because a Phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme Biosurgery received notification from Genzyme General of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

11.  GAIN (LOSS) ON INVESTMENTS IN EQUITY SECURITIES

    In the quarter ended September 30, 2001, we recorded charges of $11.8 million in connection with our investment in the ordinary shares of Cambridge Antibody Technology Group plc and $4.5 million in connection with our investment in the common stock of Targeted Genetics Corporation, because we considered the decline in the value of these investments to be other than temporary. Given the significance and duration of the declines as of the end of the quarter, we concluded that it was unclear over what period the recovery of the stock price for each of these investments would take place and that, accordingly, any evidence suggesting that the investments would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of each of these investments.

    In August 2001, Pharming Group filed for receivership in order to seek protection from its creditors. In the quarter ended September 30, 2001, we recorded a charge of $8.5 million, representing an at cost write-off of our investment in Pharming common stock.

    In April 2001, Antigenics, Inc. announced that it had entered into a definitive merger agreement with Aronex Pharmaceuticals, Inc. The merger was completed in July 2001. Under the terms of the merger agreement, we received
0.0594 of a share of Antigenics common stock for each share of Aronex common stock that we held. As a result of this merger, we recorded a $1.2 million charge to reflect the fair market value of our investment in Aronex at June 30, 2001.

    In the third quarter of 2000, we recorded a realized gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. In the second quarter of 2000, we recorded a realized gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock that was offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. We also recognized a realized gain of $7.6 million resulting from the acquisition of Celtrix Pharmaceuticals, Inc. by Insmed Pharmaceuticals, Inc. in which our shares of Celtrix common stock were exchanged on a one-for-one basis for shares of Insmed common stock.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

    On January 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income,

                      GENZYME CORPORATION AND SUBSIDIARIES

12. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations for the nine months ended September 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts were not significant. For the three months ended September 30, 2001, we recorded a pre-tax charge of $1.2 million in other expense to reflect the change in value of certain common stock warrants from July 1, 2001 to September 30, 2001. For the nine months ended September 30, 2001, we recorded a pre-tax charge of $5.0 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to September 30, 2001. We also recorded a charge of $1.7 million in other comprehensive income for the nine months ended September 30, 2001 to reflect the change in value of our interest rate swap contract during the period, net of tax.

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

13.  TAX BENEFIT (PROVISION)

                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                          SEPTEMBER 30,        INCREASE/        SEPTEMBER 30,        INCREASE/
                                      ----------------------   (DECREASE)   ----------------------   (DECREASE)
                                        2001          2000      % CHANGE      2001          2000      % CHANGE
                                      --------      --------   ----------   --------      --------   ----------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Benefit from (provision for) income
  taxes.............................   $4,554       $(15,933)     (129)%     $7,288       $(51,101)     (114)%
Effective tax rate..................        4%            32%                     6%            31%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible charges for IPR&D;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The decrease in our effective tax rate for both the three and nine months ended September 30, 2001, as compared to the same periods a year ago, was primarily attributable to nondeductible charges for IPR&D resulting from our acquisitions of Wyntek in June 2001 and Novazyme in September 2001 and nondeductible amortization of intangibles consisting largely of goodwill resulting from our acquisitions of GelTex and Biomatrix in December 2000. The tax benefit for the nine months ended September 30, 2001 includes a $2.2 million benefit resulting from the release of excess tax reserves.

                      GENZYME CORPORATION AND SUBSIDIARIES

13.  TAX BENEFIT (PROVISION) (CONTINUED)

    We calculate earnings per share for each series of common stock using the two-class method. To calculate basic earnings per share for each series of stock, we divide the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculate diluted earnings per share, we also include in the denominator all potentially dilutive securities outstanding during the applicable period. We allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to Genzyme General Stock, as defined in our charter, is equal to the net income or loss of Genzyme General determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock are defined similarly and, as such, are based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

14.  NET INCOME (LOSS) PER SHARE

    We calculate the income tax provision of each division as if that division were a separate taxpayer, which includes assessing realizability of deferred tax assets at the division level. Our management and accounting policies provide that if, as of the end of any fiscal quarter, a division cannot use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, were:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                        ----------------------      ----------------------
                                          2001          2000          2001          2000
                                        --------      --------      --------      --------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS)
Tax benefits allocated from:
  Genzyme Biosurgery..................   $2,918        $6,455       $20,661       $16,291
  Genzyme Molecular Oncology..........    2,687         2,021         9,367         5,558
                                         ------        ------       -------       -------
    Total.............................   $5,605        $8,476       $30,028       $21,849
                                         ======        ======       =======       =======

    In the three and nine months ended September 30, 2001, we allocated
$2.4 million and $11.4 million of tax benefits to Genzyme Biosurgery that resulted from our acquisition of Biomatrix in December 2000, for which there are no similar amounts in the same periods of last year.

                      GENZYME CORPORATION AND SUBSIDIARIES

14.  NET INCOME (LOSS) PER SHARE (CONTINUED)
    In future periods, Genzyme Biosurgery or Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with generally accepted accounting principles. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with the management and accounting policies, the benefit will be reflected as a reduction of net income to determine net income attributable to Biosurgery Stock or Molecular Oncology Stock. As of September 30, 2001, the total tax benefits previously allocated to Genzyme General were (in thousands):

Genzyme Biosurgery..........................................  $189,380
Genzyme Molecular Oncology..................................    33,891

GENZYME GENERAL STOCK

TWO-FOR-ONE STOCK SPLIT

    At our annual meeting on May 31, 2001, our shareholders approved an amendment to our charter which increased the total number of authorized shares of Genzyme common stock from 390,000,000 to 690,000,000 and increased the number of such shares designated as Genzyme General Stock from 200,000,000 to 500,000,000. On June 1, 2001, we completed a two-for-one split of Genzyme General Stock by means of a 100% stock dividend paid to holders of Genzyme General Stock of record on May 24, 2001. We distributed a total of 97,184,967 shares of Genzyme General Stock to holders of Genzyme General Stock in connection with the stock split. All share and per share amounts for

                      GENZYME CORPORATION AND SUBSIDIARIES

14.  NET INCOME (LOSS) PER SHARE (CONTINUED)
Genzyme General Stock have been retroactively revised for all periods presented to reflect the two-for-one split.

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
                                                               (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
Genzyme General net income (loss) before cumulative
  effect of change in accounting principle...............  $(81,706)  $ 50,973   $(34,843)  $160,272
Cumulative effect of change in accounting principle, net
  of tax(1)..............................................        --         --      4,167         --
                                                           --------   --------   --------   --------
Genzyme General net income (loss)........................   (81,706)    50,973    (30,676)   160,272
Tax benefit allocated from Genzyme Biosurgery............     2,918      6,455     20,661     16,291
Tax benefit allocated from Genzyme Molecular Oncology....     2,687      2,021      9,367      5,558
                                                           --------   --------   --------   --------
Net income (loss) allocated to Genzyme General
  Stock--basic...........................................   (76,101)    59,449       (648)   182,121
Effect of dilutive securities, net of tax(2):
    5 1/4% convertible subordinated notes:
      Interest expense...................................        --      2,285         --      6,643
      Amortization of purchasers' discount and offering
        costs(3).........................................        --        161         --        472
    5% convertible subordinated debentures:
      Interest expense...................................        --        181         --        531
      Amortization of debt offering costs(4).............        --         30         --         90
                                                           --------   --------   --------   --------
Net income (loss) allocated to Genzyme General
  Stock--diluted.........................................  $(76,101)  $ 62,106   $   (648)  $189,857
                                                           ========   ========   ========   ========
Shares used in computing net income (loss) per common
  share--basic...........................................   208,350    172,759    198,841    170,553
  Effect of dilutive securities(2,6):
    Stock options(5).....................................        --      7,503         --      6,790
    5 1/4% convertible subordinated notes................        --     12,626         --     12,626
    5% convertible subordinated debentures...............        --      1,260         --      1,260
                                                           --------   --------   --------   --------
      Dilutive potential common shares...................        --     21,389         --     20,676
                                                           --------   --------   --------   --------
Shares used in computing net income (loss) per share--
  diluted(2,6)...........................................   208,350    194,148    198,841    191,229
                                                           ========   ========   ========   ========
Net income (loss) per share of Genzyme General Stock:
  Basic:
    Net income (loss) per share before cumulative effect
      of change in accounting principle..................  $  (0.37)  $   0.34   $  (0.02)  $   1.07
    Per share cumulative effect of change in accounting
      principle, net of tax(1)...........................        --         --       0.02         --
                                                           --------   --------   --------   --------
    Net income (loss) per share allocated to Genzyme
      General Stock......................................  $  (0.37)  $   0.34   $   0.00   $   1.07
                                                           ========   ========   ========   ========

                      GENZYME CORPORATION AND SUBSIDIARIES

14.  NET INCOME (LOSS) PER SHARE (CONTINUED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
                                                               (UNAUDITED, AMOUNTS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
  Diluted(2):
    Net income (loss) per share before cumulative effect
      of change in accounting principle..................  $  (0.37)  $   0.32   $  (0.02)  $   0.99
    Per share cumulative effect of change in accounting
      principle, net of tax(1)...........................        --         --       0.02         --
                                                           --------   --------   --------   --------
    Net income (loss) per share allocated to Genzyme
      General Stock......................................  $  (0.37)  $   0.32   $   0.00   $   0.99
                                                           ========   ========   ========   ========

------------------------

(1) This represents a cumulative effect adjustment resulting from the January 1, 2001 required adoption of SFAS 133 to record the fair value of certain derivative assets held on January 1, 2001.

(2) The net loss per share allocated to Genzyme General Stock on a diluted basis and weighted average shares-diluted for the three and nine months ended September 30, 2001 excludes the dilutive effect of shares issuable for options, warrants and stock purchase rights as the effect in each period would be anti-dilutive. The shares excluded from the calculation are as follows:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                            ------------------   -----------------
                                                   2001                2001
                                            ------------------   -----------------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Genzyme General Stock issuable
  for options.............................         5,161                3,671
Shares of Genzyme General Stock issuable
  for warrants............................             9                    9
Shares of Genzyme General Stock issuable
  upon the exercise of stock purchase
  rights..................................            35                   35
                                                  ------               ------
  Total...................................         5,205                3,715
                                                  ======               ======

(3) We had been amortizing the debt discount and offering costs of approximately $7.0 million over the term of the 5 1/4% convertible subordinated notes, until they were converted or redeemed in the second quarter of 2001.

(4) We had been amortizing the debt offering costs of approximately
    $0.9 million over the term of the 5% convertible subordinated debentures, until they were converted in the third quarter of 2001.

                      GENZYME CORPORATION AND SUBSIDIARIES

14.  NET INCOME (LOSS) PER SHARE (CONTINUED)
(5) We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme General Stock during the following periods:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                            ------------------   -----------------
                                                   2000                2000
                                            ------------------   -----------------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Genzyme General Stock issuable
  for options.............................           50                2,210
                                                  =====                =====

(6) We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures allocated to Genzyme General in the computation of Genzyme General's dilutive earnings per share for the three and nine months ended
    September 30, 2001 because the conditions for conversion had not been met. The debentures are convertible into shares of Genzyme General Stock at an initial conversion price of $70.30 per share, which was greater than the average market price of Genzyme General Stock for the three and nine months ended September 30, 2001. The following table describes the weighted average shares that would have been included in the computation of Genzyme General's diluted earnings per share if the conditions for conversion had been met and the average market price of Genzyme General Stock during each period was greater than or equal to $70.30 per share:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                            ------------------   -----------------
                                                   2001                2001
                                            ------------------   -----------------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Genzyme General Stock issuable
  upon conversion of the 3% convertible
  subordinated debentures allocated to
  Genzyme General.........................        8,179                4,194
                                                  =====                =====

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

    For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery

                      GENZYME CORPORATION AND SUBSIDIARIES

14.  NET INCOME (LOSS) PER SHARE (CONTINUED)
Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock.

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                            ------------------   -----------------
                                                                   2001                2001
                                                            ------------------   -----------------
                                                              (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Biosurgery Stock issuable for
  options.................................................        4,103                5,130
Warrants to purchase Biosurgery Stock.....................            8                    8
Biosurgery designated shares reserved for options.........           95                   95
Biosurgery designated shares..............................        3,104                3,104
Shares issuable upon conversion of 6.9% convertible
  subordinated note allocated to Genzyme Biosurgery.......          358                  358
                                                                  -----                -----
Total shares excluded from the calculation of diluted net
  loss per share of Biosurgery Stock......................        7,668                8,695
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

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)
Shares of Molecular Oncology Stock issuable for options.....   1,639      1,083      1,306        783
Warrants to purchase Molecular Oncology Stock...............      --         10         --         10
Molecular Oncology designated shares issuable upon
  conversion of 5 1/4% convertible subordinated notes
  allocated to Genzyme General..............................      --        682         --        682
Molecular Oncology designated shares........................   1,651      1,318      1,651      1,318
                                                               -----      -----      -----      -----
Total shares excluded from the calculation of diluted net
  loss per share of Molecular Oncology Stock................   3,290      3,093      2,957      2,793
                                                               =====      =====      =====      =====

15.  SEGMENT REPORTING

    We present segment information in a manner consistent with the method we use to report this information to our management. We have four reportable segments:

    - Therapeutics, which as part of Genzyme General develops, manufactures and sells human therapeutic products with an expanding focus on products that treat patients suffering from LSDs and other specialty therapeutics. The business derives substantially all its revenue from sales of Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark-phosphate binder;

    - Diagnostic products, which as part of Genzyme General provides diagnostic products to niche markets focusing on IN VITRO diagnostics;

                      GENZYME CORPORATION AND SUBSIDIARIES

15.  SEGMENT REPORTING (CONTINUED)
    - Genzyme Biosurgery, which develops, manufactures and sells instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

    - Genzyme Molecular Oncology, which utilizes its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors and to generate partnering revenue developing cancer products.

    We have provided information concerning the operations in these reportable segments in the following table:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     --------------------   --------------------
                                       2001        2000       2001        2000
                                     ---------   --------   ---------   --------
                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Genzyme General:
    Therapeutics(1,2)..............  $ 205,345   $153,840   $ 570,675   $436,220
    Diagnostic products(3).........     20,572     15,824      54,786     46,601
    Other..........................     28,126     22,343      88,590     66,191
    Eliminations/Adjustments(4)....      1,009        158       2,692        473
                                     ---------   --------   ---------   --------
      Total Genzyme General........    255,052    192,165     716,743    549,485
  Genzyme Biosurgery(5)............     63,219     34,607     177,739    105,812
  Genzyme Molecular Oncology.......      1,224        635       3,915      4,153
  Elimination/Adjustments..........         --        (48)         --        (48)
                                     ---------   --------   ---------   --------
      Total........................  $ 319,495   $227,359   $ 898,397   $659,402
                                     =========   ========   =========   ========
Net income (loss):
  Genzyme General:
    Therapeutics(1,2)..............  $ (30,537)  $ 43,050   $  41,495   $126,565
    Diagnostic products(3).........        832        865      (3,263)     2,395
    Other..........................        975       (260)      5,847     (1,056)
    Eliminations/Adjustments(4)....    (52,976)     7,318     (78,922)    32,368
                                     ---------   --------   ---------   --------
  Net income (loss) for Genzyme
    General before cumulative
    effect of change in accounting
    principle......................    (81,706)    50,973     (34,843)   160,272
  Cumulative effect of change in
    accounting principle, net of
    tax(6).........................         --         --       4,167         --
                                     ---------   --------   ---------   --------
  Net income (loss) for Genzyme
    General........................    (81,706)    50,973     (30,676)   160,272

  Genzyme Biosurgery(5)............    (21,525)   (19,524)    (94,460)   (48,936)
  Genzyme Molecular Oncology.......     (7,494)    (5,504)    (22,099)   (17,924)
  Eliminations/Adjustments(7)......      8,049      8,476      41,462     22,319
                                     ---------   --------   ---------   --------
      Total........................  $(102,676)  $ 34,421   $(105,773)  $115,731
                                     =========   ========   =========   ========

------------------------

(1) In December 2000, we acquired GelTex and allocated the acquisition to Genzyme General. The operations of GelTex are included in our Therapeutics segment for the three and nine months ended September 30, 2001.

                      GENZYME CORPORATION AND SUBSIDIARIES

15.  SEGMENT REPORTING (CONTINUED)
(2) In September 2001, we acquired Novazyme and allocated the acquisition to Genzyme General. The results of operations of Novazyme are included in our Therapeutics segment from September 26, 2001, the date of acquisition.

(3) In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic products segment from June 1, 2001, the date of acquisition.

(4) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The amount for the nine months ended September 30, 2000 also includes a gain of $20.3 million relating to a public offering of common stock by Genzyme Transgenics, an unconsolidated affiliate, which we recognized in accordance with our policy pertaining to affiliate sales of stock.

(5) In December 2000, we acquired Biomatrix and allocated the acquisition to Genzyme Biosurgery. The operations of Biomatrix are included in our Genzyme Biosurgery segment for the three and nine months ended September 30, 2001. On June 30, 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery. The results of operations of Focal are included in the results of our Genzyme Biosurgery segment from the date of acquisition.

(6) On January 1, 2001, in connection with the adoption of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, to recognize the fair value of certain common stock warrants held on January 1, 2001.

(7) Includes income tax benefits that have not been recognized in the tax provisions of the divisions.

SEGMENT ASSETS (AMOUNTS IN THOUSANDS):

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
                                                       (UNAUDITED)
Genzyme General(1):
  Therapeutics(2)...................................    $1,381,118      $1,341,656
  Diagnostic products(3)............................       171,509          89,236
  Other.............................................        82,909          77,153
  Eliminations/Adjustments(4).......................     1,496,192         991,008
                                                        ----------      ----------
    Total Genzyme General...........................     3,131,728       2,499,053
Genzyme Biosurgery(5)...............................       775,344         811,600
Genzyme Molecular Oncology..........................        12,105          30,752
Eliminations/Adjustments(6).........................       (55,906)        (23,305)
                                                        ----------      ----------
    Total...........................................    $3,863,271      $3,318,100
                                                        ==========      ==========

------------------------

(1) Segment assets for Genzyme General primarily include accounts receivable, inventory and certain fixed and intangible assets.

(2) Segment assets for Therapeutics as of September 30, 2001 include $27.1 million of additional assets resulting from the acquisition of Novazyme in September 2001, including $17.3 million of goodwill.

(3) Segment assets for Diagnostic products as of September 30, 2001 include $71.1 million of additional assets resulting from the acquisition of Wyntek in June 2001, including $19.9 million of goodwill and $39.4 million of other intangible assets.

                      GENZYME CORPORATION AND SUBSIDIARIES

15.  SEGMENT REPORTING (CONTINUED)
(4) Segment assets for Eliminations/Adjustments for Genzyme General consists of the difference between the total assets for Genzyme General's segments and total combined assets for Genzyme General. Eliminations/Adjustments for September 30, 2001 include the allocation of net proceeds of $562.1 million from the private placement of $575.0 million in principal of 3% convertible subordinated debentures which was completed in May 2001. Genzyme General used a portion of these proceeds to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General to finance a portion of the cash component of the consideration for the GelTex merger.

(5) Segment assets for Genzyme Biosurgery at September 30, 2001 include:

    - $25.9 million of additional assets resulting from the acquisition of the Class A and Class B limited partnership interests of GDP, including
      $8.4 million of goodwill and $17.5 million of other intangible assets; and

    - $19.3 million of additional assets resulting from the acquisition of Focal, Inc., including $7.9 million of intangible assets.

(6) Represents the elimination of inter-divisional balances.

16.  SUBSEQUENT EVENTS

ACQUISITION OF CERTAIN ASSETS OF PHARMING N.V.

    We have satisfied all of the conditions to closing on our acquisition of certain assets of Pharming N.V. that are set forth in the conditional agreement, including receipt of approvals from the Commercial Court in Turnhout, Belgium, the Province of Antwerp, Belgium and our board of directors, as well as a favorable soil attestation for the land. We anticipate completing the acquisition by mid-November and will allocate the purchase to Genzyme General. As part of the purchase price for this acquisition, we have agreed to pay approximately 6.5 million euros to trade creditors of Pharming N.V. We have also agreed to assume certain liabilities related to governmental grants and the lease for the land on which the manufacturing facilities in Geel, Belgium sit. Pharming Group has publicly announced its intention to appeal the decision of the Commercial Court in Turnhout, Belgium.

NEUROCELL-TM- JOINT VENTURE REFUND

    Genzyme General and Genzyme Biosurgery have agreed to extend Genzyme Biosurgery's deadline to refund $20.0 million to Genzyme General in connection with the Diacrin/Genzyme LLC joint venture. This refund obligation arose because a Phase 3 clinical trial for NeuroCell-TM--PD was not initiated by June 30, 2001. The deadline has been extended to February 1, 2002. Genzyme Biosurgery has agreed to pay the refund and accrued interest in cash.

FABRAZYME-TM- BIOLOGICS LICENSE APPLICATION

    On October 22, 2001, we received a complete response letter from the FDA related to our application to market Fabrazyme-TM- enzyme, an investigational enzyme replacement therapy for Fabry disease, in the U.S. The letter specifies additional data and information the FDA requires to complete its review of our Biologics License Application for Fabrazyme-TM- enzyme. We submitted our BLA for Fabrazyme-TM- enzyme to the FDA in June 2000 and the application was accepted for review by the FDA under an accelerated approval mechanism. We received an initial complete response letter from the FDA in December 2000 and submitted our response to that letter in April 2001.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                              ----------------------   ----------------------
                                                                2001          2000       2001          2000
                                                              --------      --------   --------      --------
Revenues:
  Net product sales.........................................  $234,875      $176,891   $656,121      $503,700
  Net service sales.........................................    17,853        15,115     54,390        45,296
  Revenues from research and development contracts:
    Related parties.........................................     1,043            --      2,726           245
    Other...................................................     1,281           159      3,506           244
                                                              --------      --------   --------      --------
      Total revenues........................................   255,052       192,165    716,743       549,485
                                                              --------      --------   --------      --------
Operating costs and expenses:
  Cost of products sold.....................................    48,334        45,190    143,697       114,461
  Cost of services sold.....................................    10,893         9,165     31,794        26,937
  Selling, general and administrative.......................    92,386        41,780    217,475       122,974
  Research and development (including research and
    development related to contracts).......................    49,726        25,567    132,317        83,701
  Amortization of intangibles...............................    19,221         1,983     55,073         5,962
  Purchase of in-process research and development...........    86,800            --     95,568            --
                                                              --------      --------   --------      --------
      Total operating costs and expenses....................   307,360       123,685    675,924       354,035
                                                              --------      --------   --------      --------
Operating income (loss).....................................   (52,308)       68,480     40,819       195,450
                                                              --------      --------   --------      --------
Other income (expenses):
  Equity in net loss of unconsolidated affiliates...........    (8,110)      (11,420)   (27,605)      (30,866)
  Gain on affiliate sale of stock...........................       212         2,419        212        22,689
  Gain (loss) on investments in equity securities...........   (24,464)        8,544    (25,996)       22,709
  Minority interest in net loss of subsidiary...............       260           977      2,259         3,185
  Other.....................................................    (1,227)          (43)    (5,115)        5,110
  Investment income.........................................    13,125        11,072     34,136        27,798
  Interest expense..........................................    (5,699)       (4,647)   (19,379)      (11,639)
                                                              --------      --------   --------      --------
      Total other income (expenses).........................   (25,903)        6,902    (41,488)       38,986
                                                              --------      --------   --------      --------
Income (loss) before income taxes...........................   (78,211)       75,382       (669)      234,436
Provision for income taxes..................................    (3,495)      (24,409)   (34,174)      (74,164)
                                                              --------      --------   --------      --------
Division net income (loss) before cumulative effect of
  change in accounting principle............................   (81,706)       50,973    (34,843)      160,272
Cumulative effect of change in accounting principle, net of
  tax.......................................................        --            --      4,167            --
                                                              --------      --------   --------      --------
Division net income (loss)..................................  $(81,706)     $ 50,973   $(30,676)     $160,272
                                                              ========      ========   ========      ========
Comprehensive income (loss), net of tax:
  Division net income (loss)................................  $(81,706)     $ 50,973   $(30,676)     $160,272
                                                              --------      --------   --------      --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments................    18,201       (10,340)       554       (20,737)
    Unrealized loss on derivatives, net of tax..............    (1,444)           --     (1,733)           --
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the period...    (8,675)       44,394     (9,758)       51,179
      Reclassification adjustment for (gains) losses
        included in division net income (loss)..............    15,535            --     16,507        (5,501)
                                                              --------      --------   --------      --------
    Unrealized gains on securities, net.....................     6,860        44,394      6,749        45,678
                                                              --------      --------   --------      --------
  Other comprehensive income................................    23,617        34,054      5,570        24,941
                                                              --------      --------   --------      --------
Comprehensive income (loss).................................  $(58,089)     $ 85,027   $(25,106)     $185,213
                                                              ========      ========   ========      ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  170,710      $  135,841
  Short-term investments....................................      113,582          96,644
  Accounts receivable, net..................................      194,538         165,911
  Inventories...............................................      116,712         108,767
  Prepaid expenses and other current assets.................       26,954          28,012
  Due from Genzyme Biosurgery...............................       50,497          18,645
  Due from Genzyme Molecular Oncology.......................        5,409           4,660
  Deferred tax assets--current..............................       47,074          46,836
                                                               ----------      ----------
    Total current assets....................................      725,476         605,316

Property, plant and equipment, net..........................      537,702         446,759
Long-term investments.......................................      746,583         298,841
Notes receivable-related party..............................           --          10,350
Intangibles, net............................................      998,457         977,147
Investments in equity securities............................       78,279         119,648
Other noncurrent assets.....................................       45,231          40,992
                                                               ----------      ----------
    Total assets............................................   $3,131,728      $2,499,053
                                                               ==========      ==========

                             LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................   $   29,077      $   20,091
  Accrued expenses..........................................      112,417          98,201
  Income taxes payable......................................       43,913          40,442
  Deferred revenue..........................................        1,958           6,401
  Current portion of long-term debt and capital lease
    obligations.............................................        7,171           1,448
                                                               ----------      ----------
    Total current liabilities...............................      194,536         166,583

Long-term debt and capital lease obligations................       25,110         180,556
Convertible notes and debentures............................      575,000         273,680
Deferred tax liability......................................       74,387         124,613
Other noncurrent liabilities................................       23,827           3,341
                                                               ----------      ----------
    Total liabilities.......................................      892,860         748,773
                                                               ----------      ----------
Division equity.............................................    2,238,868       1,750,280
                                                               ----------      ----------
    Total liabilities and division equity...................   $3,131,728      $2,499,053
                                                               ==========      ==========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                2001           2000
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net income (loss)................................  $ (30,676)     $ 160,272
  Reconciliation of division net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     77,828         32,834
    Non-cash compensation expense...........................      7,375             --
    Provision for bad debts.................................      1,784          5,303
    Notes received from a collaborator......................         --        (10,175)
    Write-off of notes received from a collaborator.........     10,159             --
    Charges for in-process research and development.........     95,568             --
    Equity in net loss of unconsolidated affiliates.........     27,605         30,866
    Gain on affiliate sale of stock.........................       (212)       (22,689)
    (Gain) loss on investments in equity securities.........     25,996        (22,709)
    Minority interest in net loss of subsidiary.............     (2,259)        (3,185)
    Deferred income tax expense (benefit)...................    (17,165)         5,882
    Other...................................................     (3,241)           722
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (30,106)       (28,776)
      Inventories...........................................      1,029         (7,813)
      Prepaid expenses and other current assets.............       (891)          (813)
      Due from Genzyme Biosurgery...........................    (31,852)        (3,544)
      Due from Genzyme Molecular Oncology...................       (749)          (295)
      Accounts payable, accrued expenses, income taxes
        payable and deferred revenue........................     76,445         35,600
                                                              ---------      ---------
        Net cash provided by operating activities...........    206,638        171,480
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (750,075)      (389,549)
  Sales and maturities of investments.......................    306,441        298,344
  Purchases of equity securities............................     (3,318)            --
  Proceeds from sale of investments in equity securities....         36         15,773
  Purchase of property, plant and equipment.................   (113,078)       (49,973)
  Acquisitions, net of acquired cash........................    (54,832)          (342)
  Investments in unconsolidated affiliates..................    (31,298)       (19,639)
  Other.....................................................      5,962          3,161
                                                              ---------      ---------
        Net cash used in investing activities...............   (640,162)      (142,225)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Genzyme General
    Stock...................................................     72,584         80,064
  Allocated proceeds from issuance of debt..................    562,062             --
  Payments of debt..........................................   (154,625)            --
  Net cash allocated to Genzyme Biosurgery..................    (11,993)        (9,910)
  Net cash allocated to Genzyme Molecular Oncology..........     (4,040)       (15,000)
  Bank overdraft............................................      1,434             --
  Other.....................................................      3,974          1,276
                                                              ---------      ---------
        Net cash provided by financing activities...........    469,396         56,430
                                                              ---------      ---------
Effect of exchange rate changes on cash.....................     (1,003)        (3,892)
                                                              ---------      ---------
Increase in cash and cash equivalents.......................     34,869         81,793
Cash and cash equivalents at beginning of period............    135,841         94,523
                                                              ---------      ---------
Cash and cash equivalents at end of period..................  $ 170,710      $ 176,316
                                                              =========      =========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme General for each period include the balance sheets, statements of operations and cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included the impact that recently issued accounting standards will have on our financial statements in Note 2, "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

3.  ACQUISITIONS AND DISPOSITION

    WYNTEK DIAGNOSTICS, INC.

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, we included the results of operations of Wyntek in our consolidated financial statements and the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Cash paid...................................................  $ 65,000
Acquisition costs...........................................       234
                                                              --------
  Total purchase price......................................  $ 65,234
                                                              ========
Cash and cash equivalents...................................  $  4,974
Other current assets........................................     4,966
Property, plant and equipment...............................     1,843
Deferred tax assets.........................................     2,312
Intangible assets (to be amortized over 5 to 10 years)......    39,444
In-process research and development.........................     8,768
Goodwill (to be amortized over 10 years)....................    19,908
Deferred tax liability......................................   (14,197)
Assumed liabilities.........................................    (2,784)
                                                              --------
  Allocated purchase price..................................  $ 65,234
                                                              ========

    In connection with the acquisition of Wyntek we allocated approximately $8.8 million of the purchase price to IPR&D. Our management assumed responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. We estimated the fair value assigned to purchased IPR&D by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. We applied a discount rate of 25% to estimate the present value of these cash flows, which was consistent with the risks of the project. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition.

    In the allocation of purchase price to IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the nine months ended September 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek is currently developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS AND DISPOSITION (CONTINUED) infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The device will be used to read reaction strips at the patient's bedside or in an emergency room setting. We expect to complete the regulatory review process and file an application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product.

ATIII LLC

    In July 2001, we transferred our 50% ownership interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of ATIII, to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of any of Genzyme Transgenics' products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million. Prior to the transfer, we consolidated the results of ATIII LLC because we had control of ATIII LLC through our combined, direct and indirect ownership interest in the joint venture.

NOVAZYME PHARMACEUTICALS, INC.

    In September 2001, we acquired all of the outstanding capital stock of Novazyme, a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, for an initial payment of 2,562,182 shares of Genzyme General Stock. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling
$87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock and exchanged them for options, warrants and rights to purchase Genzyme General Stock, on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Issuance of 2,562,182 shares of Genzyme General Stock.......  $110,584
Issuance of options to purchase 158,840 shares of Genzyme
  General
  Stock.....................................................     6,274
Issuance of warrants to purchase 25,338 shares of Genzyme
  General Stock.............................................       894
Issuance of rights to purchase 66,846 shares of Genzyme
  General Stock.............................................     1,839
Acquisition costs...........................................       951
                                                              --------
  Total purchase price......................................  $120,542
                                                              ========

Cash and cash equivalents...................................  $  5,194
Other current assets........................................        63
Property, plant and equipment...............................     4,475
Goodwill....................................................    17,336
In-process research and development.........................    86,800
Deferred tax asset..........................................     8,161
Other assets................................................        62
Assumed liabilities.........................................    (2,795)
Liabilities for exit activities and integration.............    (1,740)
Deferred tax liability......................................      (960)
Deferred compensation.......................................     2,630
Notes receivable from stockholders..........................     1,316
                                                              --------
  Allocated purchase price..................................  $120,542
                                                              ========

    Because our acquisition of Novazyme was completed after June 30, 2001, the provisions of SFAS 141 and certain provisions of SFAS 142 apply from the date of acquisition. Accordingly, we will not ratably amortize the goodwill resulting from the acquisition of Novazyme. Instead, we will test the goodwill's impairment on a periodic basis in accordance with the provisions of SFAS 142.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS AND DISPOSITION (CONTINUED)

    The 2,562,182 shares of Genzyme General Stock that we issued to Novazyme's shareholders were valued at $110.6 million using the average trading price of Genzyme General Stock for the 4 day trading period ending on September 26, 2001, the date of acquisition. Options, warrants and rights to purchase shares of Genzyme General Stock were valued at $9.0 million using the Black-Scholes model. In accordance with FIN 44, at the date of acquisition we allocated the $2.6 million intrinsic value of the portion of the unvested options related to the future service period to deferred compensation in division equity. We are amortizing the unvested portion to operating expense over the remaining vesting period of approximately 22 months.

    In connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we have allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform.

    Our management assumes responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the probability-adjusted net cash flows expected to result once the technology has reached technological feasibility and is utilized in the treatment of certain LSDs. A discount rate of 16% was applied to estimate the present value of these cash flows and is consistent with the overall risks of the platform technology. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology and adjusted the future cash flows to reflect the contribution of value from these assets. In the allocation of purchase price to IPR&D, the concept of alternative future use was specifically considered. The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs.

    UNAUDITED PRO FORMA FINANCIAL SUMMARY

    In December 2000, we acquired GelTex, a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. The following unaudited pro forma financial summary is presented as if the acquisitions of GelTex, Wyntek and Novazyme were completed as of January 1, 2001 and 2000. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges related to these acquisitions, such as acquired IPR&D charges of $118.0 million resulting from the acquisition of GelTex, $8.8 million resulting from

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS AND DISPOSITION (CONTINUED) the acquisition of Wyntek and $86.8 million resulting from the acquisition of Novazyme, are not reflected in the following pro forma financial summary:

                                                        FOR THE NINE MONTHS
                                                               ENDED
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
                                                        (UNAUDITED, AMOUNTS
                                                           IN THOUSANDS)
Total revenues.......................................  $725,156      $601,419
Income before extraordinary items and cumulative
  effect of change in accounting principle, net of
  tax................................................    41,990        96,975
Division net income..................................    46,157        96,975

4.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................    $ 36,218        $ 30,275
Work-in-process.....................................      59,936          47,880
Finished products...................................      20,558          30,612
                                                        --------        --------
  Total.............................................    $116,712        $108,767
                                                        ========        ========

5.  PHARMING GROUP, N.V. RECEIVERSHIP AND OUR ACQUISITION OF CERTAIN ASSETS

    On August 10, 2001, Pharming Group, N.V., a public company in the Netherlands and our partner in two joint ventures for the development of therapies for Pompe disease, and certain of its subsidiaries filed for receivership in order to seek protection from creditors. In the quarter ended September 30, 2001, we recorded pre-tax charges of $23.4 million related to the Pharming Group receivership, including $10.2 million for the write-off of the principal and accrued interest due to us under the 7% convertible senior note issued to us by Pharming Group, $8.5 million for the write-down of our equity investment in Pharming Group because we consider the decline in value of this investment to be other than temporary, and $4.7 million for the net amount owed by Pharming Group to the CHO-cell product joint venture we previously formed with Pharming Group that we believe is uncollectable.

    As a result of Pharming Group's failure to make payments to fund our joint venture for the development of a CHO-cell product for Pompe disease under a strategic alliance agreement, we terminated this agreement in August and have assumed full operational and financial responsibility for the development of the CHO-cell product. Our joint venture with Pharming Group covering a transgenic product for Pompe disease remains in place. We do not intend to commercialize this product, but are obligated to fund its production for the nine patients participating in a clinical trial extension until those patients can be transitioned to a CHO-cell product. We expect to complete transition of these patients to the CHO-cell product by the end of 2003. In September 2001, we recorded a pre-tax charge of $17.2 million, of which, $16.8 million was charged to selling, general and administrative expenses representing our obligation to fund the continued production of transgenic human alpha-glucosidase enzyme through 2003.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

5. PHARMING GROUP, N.V. RECEIVERSHIP AND OUR ACQUISITION OF CERTAIN ASSETS (CONTINUED)
    On September 18, 2001, we signed a conditional agreement to acquire certain assets of Pharming N.V., the Belgian subsidiary of Pharming Group N.V., including manufacturing facilities in Geel, Belgium. The conditional agreement is subject to the approval of the Commercial Court in Turnhout, Belgium, the Province of Antwerp, Belgium, and our board of directors, as well as to the receipt of a favorable soil attestation for the land. If all of the conditions are satisfied, we expect to complete the purchase by mid-November.

6.  PRIVATE PLACEMENT OF $575.0 MILLION 3% CONVERTIBLE SUBORDINATED DEBENTURES

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustment. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General to finance a portion of the cash component of the consideration for the GelTex acquisition. We expect to utilize the remaining proceeds from the sale of the debentures for Genzyme General's working capital and general corporate purposes.

7.  REDEMPTION OF $250.0 MILLION 5 1/4% CONVERTIBLE SUBORDINATED NOTES

    In June 2001, we completed the redemption of our $250.0 million in principal of 5 1/4% convertible subordinated notes due 2005. Prior to the redemption date, holders of the notes elected to convert substantially all of the principal of the notes into approximately 12,597,000 shares of Genzyme General Stock, 685,000 shares of Biosurgery Stock and 682,000 shares of Molecular Oncology Stock. On June 15, 2001, the redemption date, we redeemed the remaining notes using cash allocated to Genzyme General.

8.  REDEMPTION OF $21.2 MILLION 5% CONVERTIBLE SUBORDINATED DEBENTURES

    In August 2001, we completed the redemption of our $21.2 million in principal of 5% convertible subordinated debentures due 2003. Prior to the redemption date, the holders of the debentures elected to convert all of the principal of the debentures into approximately 1,305,000 shares of Genzyme General Stock. We paid approximately $3.2 million in cash for the accrued interest on the debentures through the date of conversion using cash allocated to Genzyme General.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

9.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In July 2001, Genzyme Biosurgery drew down $12.0 million of the
$15.0 million still available to it under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. Genzyme Biosurgery used $8.5 million of the proceeds to pay a portion of the amounts it owes to Genzyme General. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. At
September 30, 2001, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

    In August 2001, Genzyme Molecular Oncology drew down $4.0 million of the $15.0 million still available to it under the $30.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 333,333 Molecular Oncology designated shares. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. At September 30, 2001, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

10.  NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a Phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a Phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme Biosurgery received notification from Genzyme General of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

11.  GAIN (LOSS) ON INVESTMENTS IN EQUITY SECURITIES

    In the quarter ended September 30, 2001, Genzyme General recorded charges of $11.8 million in connection with our investment in the ordinary shares of Cambridge Antibody Technology Group plc and $4.5 million in connection with our investment in the common stock of Targeted Genetics Corporation, because we considered the decline in the value of these investments to be other than temporary. Given the significance and duration of the declines as of the end of the quarter, we concluded that it was unclear over what period the recovery of the stock price for each of these investments would take place and that, accordingly, any evidence suggesting that the investments would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of each of these investments.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

11.  GAIN (LOSS) ON INVESTMENTS IN EQUITY SECURITIES (CONTINUED)
    In August 2001, Pharming Group filed for receivership in order to seek protection from its creditors. In the quarter ended September 30, 2001, Genzyme General recorded a charge of $8.5 million, representing an at cost write-off of our investment in Pharming common stock.

    In April 2001, Antigenics, Inc. announced that it had entered into a definitive merger agreement with Aronex Pharmaceuticals, Inc. The merger was completed in July 2001. Under the terms of the merger agreement, we received
0.0594 of a share of Antigenics common stock for each share of Aronex common stock that we held. As a result of this merger, Genzyme General recorded a $1.2 million charge to reflect the fair market value of our investment in Aronex at June 30, 2001.

    In the third quarter of 2000, Genzyme General recorded a realized gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. In the second quarter of 2000, Genzyme General recorded a realized gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock that was offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. Genzyme General also recognized a realized gain of $7.6 million resulting from the acquisition of Celtrix Pharmaceuticals, Inc. by Insmed Pharmaceuticals, Inc. in which our shares of Celtrix common stock were exchanged on a one-for-one basis for shares of Insmed common stock.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

    On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the nine months ended
September 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended September 30, 2001, Genzyme General recorded a pre-tax charge of $1.2 million in other expense to reflect the change in value of certain common stock warrants from July 1, 2001 to September 30, 2001. For the nine months ended
September 30, 2001, Genzyme General recorded a pre-tax charge of $5.0 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to September 30, 2001. Genzyme General also recorded a charge of $1.7 million in division equity for the nine months ended
September 30, 2001, to reflect the change in value of our interest rate swap contract during the period, net of tax.

    In the normal course of business, we manage risks associated with foreign exchange rates, interest rates and equity prices through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

12. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

13.  TAX PROVISION

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2001       2000      % CHANGE      2001       2000      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Provision for income taxes...........   $(3,495)   $(24,409)     (86)%     $(34,174)  $(74,164)     (54)%
Effective tax rate...................        (4)%        32 %                (5,108)%       32 %

    Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible charges for IPR&D;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The decrease in Genzyme General's effective tax rate for both the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, was primarily attributable to nondeductible charges for IPR&D resulting from our acquisitions of Wyntek in June 2001 and Novazyme in September 2001 and nondeductible amortization of intangibles consisting largely of goodwill resulting from our acquisition of GelTex in December 2000. The tax provision for the nine months ended September 30, 2001 also includes a $2.2 million benefit resulting from our release of excess tax reserves.

14.  SEGMENT REPORTING

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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

14.  SEGMENT REPORTING (CONTINUED)
    We have provided information concerning the operations in these reportable segments in the following table:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Therapeutics(1,2).................................  $205,345   $153,840   $570,675   $436,220
  Diagnostic products(3)............................    20,572     15,824     54,786     46,601
  Other.............................................    28,126     22,343     88,590     66,191
  Eliminations/Adjustments(4).......................     1,009        158      2,692        473
                                                      --------   --------   --------   --------
    Total...........................................  $255,052   $192,165   $716,743   $549,485
                                                      ========   ========   ========   ========
Division net income:
  Therapeutics(1,2).................................  $(30,537)  $ 43,050   $ 41,495   $126,565
  Diagnostic products(3)............................       832        865     (3,263)     2,395
  Other.............................................       975       (260)     5,847     (1,056)
  Eliminations/Adjustments(4).......................   (52,976)     7,318    (78,922)    32,368
                                                      --------   --------   --------   --------
  Division net income (loss) before cumulative
    effect of change in accounting principle........   (81,706)    50,973    (34,843)   160,272
  Cumulative effect of change in accounting
    principle, net of tax (5).......................        --         --      4,167         --
                                                      --------   --------   --------   --------
    Division net income (loss)......................  $(81,706)  $ 50,973   $(30,676)  $160,272
                                                      ========   ========   ========   ========

------------------------

(1) In December 2000, we acquired GelTex and allocated the acquisition to Genzyme General. The operations of GelTex are included in our Therapeutics segment for the three and nine months ended September 30, 2001.

(2) In September 2001, we acquired Novazyme and allocated the acquisition to Genzyme General. The results of operations of Novazyme are included in our Therapeutics segment from September 26, 2001, the date of acquisition.

(3) In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic products segment from June 1, 2001, the date of acquisition.

(4) Includes primarily amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General. The amount for the nine months ended September 30, 2000 also includes a gain of $20.3 million relating to a public offering of common stock by Genzyme Transgenics, an unconsolidated affiliate, which we recognized in accordance with our policy pertaining to affiliate sales of stock.

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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

14.  SEGMENT REPORTING (CONTINUED)
    SEGMENT ASSETS (AMOUNTS IN THOUSANDS)(1):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
                                                       (UNAUDITED)
Therapeutics(2).....................................   $1,381,118      $1,341,656
Diagnostic products(3)..............................      171,509          89,236
Other...............................................       82,909          77,153
Eliminations/Adjustments(4).........................    1,496,192         991,008
                                                       ----------      ----------
    Total...........................................   $3,131,728      $2,499,053
                                                       ==========      ==========

------------------------

(1) Segment assets for Genzyme General primarily include accounts receivable, inventory and certain fixed and intangible assets.

(2) Segment assets for Therapeutics as of September 30, 2001 include $27.1 million of additional assets resulting from the acquisition of Novazyme in September 2001, including $17.3 million of goodwill.

(3) Segment assets for Diagnostic products as of September 30, 2001 include $71.1 million of additional assets resulting from the acquisition of Wyntek in June 2001, including $39.4 million of intangible assets and $19.9 million of goodwill.

(4) Segment assets for Eliminations/Adjustments for Genzyme General consists of the difference between the total assets for Genzyme General's segments and total combined assets for Genzyme General. Eliminations/Adjustments for September 30, 2001 include the allocation of net proceeds of $562.1 million from the private placement of $575.0 million in principal of 3% convertible subordinated debentures which was completed in May 2001. Genzyme General used a portion of these proceeds to repay the $150.0 million we had drawn under our revolving credit facility and allocated to Genzyme General in December 2000 to finance a portion of the cash component of the consideration for the GelTex merger.

15.  SUBSEQUENT EVENTS

ACQUISITION OF CERTAIN ASSETS OF PHARMING N.V.

    We have satisfied all of the conditions to closing on our acquisition of certain assets of Pharming N.V. that are set forth in the conditional agreement, including receipt of approvals from the Commercial Court in Turnhout, Belgium, the Province of Antwerp, Belgium and our board of directors, as well as a favorable soil attestation for the land. We anticipate completing the acquisition by mid-November and will allocate the purchase to Genzyme General. As part of the purchase price for this acquisition, we have agreed to pay approximately 6.5 million euros to trade creditors of Pharming N.V. We have also agreed to assume certain liabilities related to governmental grants and the lease for the land on which the manufacturing facilities in Geel, Belgium sit. Pharming Group has publicly announced its intention to appeal the decision of the Commercial Court in Turnhout, Belgium.

NEUROCELL-TM- JOINT VENTURE REFUND

    Genzyme General and Genzyme Biosurgery have agreed to extend Genzyme Biosurgery's deadline to refund $20.0 million to Genzyme General in connection with the Diacrin/Genzyme LLC joint

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

15.  SUBSEQUENT EVENTS (CONTINUED)
venture. This refund obligation arose because a Phase 3 clinical trial for NeuroCell-TM--PD was not initiated by June 30, 2001. The deadline has been extended to February 1, 2002. Genzyme Biosurgery has agreed to pay the refund and accrued interest in cash.

FABRAZYME-TM- BIOLOGICS LICENSE APPLICATION

    On October 22, 2001, we received a complete response letter from the FDA related to our application to market Fabrazyme-TM- enzyme, an investigational enzyme replacement therapy for Fabry disease, in the U.S. The letter specifies additional data and information the FDA requires to complete its review of our Biologics License Application for Fabrazyme-TM- enzyme. We submitted our BLA for Fabrazyme-TM- enzyme to the FDA in June 2000 and the application was accepted for review by the FDA under an accelerated approval mechanism. We received an initial complete response letter from the FDA in December 2000 and submitted our response to that letter in April 2001.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Revenues:
  Net product sales..................................  $ 57,084   $ 29,754   $160,141   $ 88,805
  Net service sales..................................     6,135      4,852     17,593     16,984
  Revenues from research and development contracts...        --          1          5         23
                                                       --------   --------   --------   --------
    Total revenues...................................    63,219     34,607    177,739    105,812
                                                       --------   --------   --------   --------

Operating costs and expenses:
  Cost of products sold..............................    27,128     18,539     87,897     51,170
  Cost of services sold..............................     3,148      2,903      9,096      8,949
  Selling, general and administrative................    27,827     23,288     93,816     68,095
  Research and development...........................    12,352      8,935     35,027     26,230
  Amortization of intangibles........................    11,729      1,426     35,042      4,279
                                                       --------   --------   --------   --------
    Total operating costs and expenses...............    82,184     55,091    260,878    158,723
                                                       --------   --------   --------   --------
Operating loss.......................................   (18,965)   (20,484)   (83,139)   (52,911)
                                                       --------   --------   --------   --------

Other income (expenses):
  Equity in net loss of unconsolidated affiliate.....        --         --     (1,316)        --
  Other..............................................        35         33         80         75
  Investment income..................................       431      1,274      1,370      4,873
  Interest expense...................................    (3,026)      (347)   (11,455)      (973)
                                                       --------   --------   --------   --------
    Total other income (expenses)....................    (2,560)       960    (11,321)     3,975
                                                       --------   --------   --------   --------

Division net loss....................................  $(21,525)  $(19,524)  $(94,460)  $(48,936)
                                                       ========   ========   ========   ========

Comprehensive loss, net of tax:
  Division net loss..................................  $(21,525)  $(19,524)  $(94,460)  $(48,936)
                                                       --------   --------   --------   --------
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.........      (934)        67     (1,131)       109
    Unrealized gains (losses) on securities:
      Unrealized gains (losses) arising during the
      period.........................................        --       (268)        97     (4,050)
                                                       --------   --------   --------   --------
      Unrealized gains (losses) on securities, net...        --       (268)        97     (4,050)
                                                       --------   --------   --------   --------
  Other comprehensive loss...........................      (934)      (201)    (1,034)    (3,941)
                                                       --------   --------   --------   --------
Comprehensive loss...................................  $(22,459)  $(19,725)  $(95,494)  $(52,877)
                                                       ========   ========   ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 41,553        $ 78,163
  Accounts receivable, net..................................      44,448          38,952
  Inventories...............................................      57,240          61,574
  Prepaid expenses and other current assets.................      10,015           9,543
                                                                --------        --------
    Total current assets....................................     153,256         188,232

Property, plant and equipment, net..........................      57,176          57,409
Intangibles, net............................................     562,580         562,635
Investment in equity securities.............................          --           1,603
Other noncurrent assets.....................................       2,332           1,721
                                                                --------        --------
    Total assets............................................    $775,344        $811,600
                                                                ========        ========

                             LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable..........................................    $ 12,042        $  6,074
  Accrued expenses..........................................      41,267          46,245
  Due to Genzyme General....................................      50,497          18,645
  Current portion of long-term debt and capital lease
    obligations.............................................         964          18,449
                                                                --------        --------
    Total current liabilities...............................     104,770          89,413

Long-term debt and capital lease obligations................     218,927         201,004
Convertible notes...........................................      10,000          10,000
Other noncurrent liabilities................................          --              77
                                                                --------        --------
    Total liabilities.......................................     333,697         300,494

Division equity.............................................     441,647         511,106
                                                                --------        --------
    Total liabilities and division equity...................    $775,344        $811,600
                                                                ========        ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(94,460)  $(48,936)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    47,281      7,474
    Provision for bad debts.................................       462        271
    Equity in net loss of unconsolidated affiliate..........     1,316         --
    Other...................................................       524      1,793
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................    (5,939)    (1,135)
      Inventories...........................................     9,522     (7,372)
      Prepaid expenses and other current assets.............      (527)    (1,104)
      Accounts payable, accrued expenses and income taxes
        payable.............................................    (2,505)     4,234
      Due to Genzyme General................................    31,852      3,544
                                                              --------   --------
        Net cash used in operating activities...............   (12,474)   (41,231)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................        --    (84,084)
  Sales and maturities of investments.......................        --    125,084
  Purchase of equity securities.............................    (5,000)    (5,000)
  Purchases of property, plant and equipment................   (10,151)    (2,290)
  Acquisitions, net of acquired cash........................   (23,547)    (4,405)
  Other.....................................................      (283)      (277)
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................   (38,981)    29,028
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Biosurgery Stock......     1,219      1,652
  Payments of capital lease obligations.....................      (503)        --
  Payments of notes receivable from stockholders............     2,896         --
  Net cash allocated from Genzyme General...................    11,993      9,910
  Bank overdraft............................................       677         --
  Other.....................................................      (737)        --
                                                              --------   --------
        Net cash provided by financing activities...........    15,545     11,562

Effect of exchange rate changes on cash.....................      (700)        84
                                                              --------   --------
Decrease in cash and cash equivalents.......................   (36,610)      (557)
Cash and cash equivalents at beginning of period............    78,163     32,046
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 41,553   $ 31,489
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Biosurgery for each period include the balance sheets, statements of operations and cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under those rules, we condense or omit certain footnotes and other financial information normally required by generally accepted accounting principles. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

    In December 2000, we acquired Biomatrix, Inc. and accounted for the acquisition as a purchase. Immediately prior to the acquisition, we combined two of our operating divisions, Genzyme Surgical Products and Genzyme Tissue Repair, to form a new division called Genzyme Biosurgery. We allocated the acquired assets and liabilities of Biomatrix to Genzyme Biosurgery. The combination of Genzyme Surgical Products and Genzyme Tissue Repair to form Genzyme Biosurgery did not result in any adjustments to the book values of the net assets of the divisions because they remained divisions of the same corporation. We present the financial statements of Genzyme Biosurgery as though the divisions had been combined for all periods presented, and include the operations of Biomatrix from the date of acquisition.

2.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

3.  ACQUISITIONS

CLASS A AND CLASS B LIMITED PARTNERSHIP INTERESTS OF GENZYME DEVELOPMENT
  PARTNERS, L.P.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for a payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM-products. In August 2001, we purchased the two outstanding GDP Class B limited partnership interests for a payment of $70,000 per Class B limited partnership interest plus $40,000 of related costs and undertook the obligation to pay additional royalties over ten years on sales of certain Sepra-TM- products. We allocated the acquired limited partnership interests of GDP to Genzyme Biosurgery and accounted for the acquisitions as purchases. Accordingly, we included the results of operations of GDP in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from January 9, 2001.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)
    We allocated the purchase prices to the fair value of the intangible assets acquired as follows (amounts in thousands):

                                                     CLASS A       CLASS B
                                                     LIMITED       LIMITED
                                                   PARTNERSHIP   PARTNERSHIP
                                                    INTERESTS     INTERESTS     TOTAL
                                                   -----------   -----------   --------
Patents (to be amortized over 8 years)...........    $ 5,909         $ --      $ 5,909
Trademarks (to be amortized over 10 years).......      2,755           --        2,755
Technology (to be amortized over 10 years).......      8,827           --        8,827
Goodwill (to be amortized over 10 years).........      8,234          180        8,414
                                                     -------         ----      -------
  Total..........................................    $25,725         $180      $25,905
                                                     =======         ====      =======

FOCAL, INC.

    In January 2001, Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated this investment to Genzyme Biosurgery. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued 2,086,151 shares of Biosurgery Stock as merger consideration. We also assumed all of the outstanding options to purchase Focal common stock and exchanged them for options to purchase Biosurgery Stock on an as-converted basis. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase.

    The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Issuance of 2,086,151 shares of Biosurgery Stock............  $ 9,450
Issuance of options to purchase 231,566 shares of Biosurgery
  Stock.....................................................      351
Acquisition costs...........................................      638
Existing equity investment in Focal.........................    5,488
Cash paid to selling security holder........................       11
                                                              -------
  Total purchase price......................................  $15,938
                                                              =======

Cash and cash equivalents...................................  $ 2,331
Other current assets........................................    6,003
Property, plant and equipment...............................    1,818
Notes receivable from related party.........................      168
Intangible assets (to be amortized over 3 to 12 years)......    7,909
Goodwill (to be amortized over 12 years)....................    1,115
Assumed liabilities.........................................   (3,773)
Notes receivable from stockholders..........................      367
                                                              -------
  Allocated purchase price..................................  $15,938
                                                              =======

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)
UNAUDITED PRO FORMA FINANCIAL SUMMARY

    In December 2000, we acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic and viscosupplementation biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. The following unaudited pro forma financial summary is presented as if the acquisitions of Biomatrix and Focal were completed as of January 1, 2001 and 2000. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Material nonrecurring charges related to these acquisitions, such as the acquired IPR&D of $82.1 million resulting from the acquisition of Biomatrix, are not reflected in the following pro forma financial summary:

                                                         FOR THE NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          2001        2000
                                                        ---------   ---------
                                                         (UNAUDITED, AMOUNTS
                                                            IN THOUSANDS)
Total revenues........................................  $ 177,886   $ 172,561
Division net loss.....................................   (105,014)    (94,233)

4.  INVENTORIES (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
                                                       (UNAUDITED)
Raw materials.......................................      $16,884         $21,271
Work-in-process.....................................       30,270          25,640
Finished products...................................       10,086          14,663
                                                          -------         -------
    Total...........................................      $57,240         $61,574
                                                          =======         =======

5.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In July 2001, Genzyme Biosurgery drew down $12.0 million of the
$15.0 million still available to it under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. Genzyme Biosurgery used $8.5 million of the proceeds to pay a portion of the amounts it owes to Genzyme General. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. At
September 30, 2001, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.  NEUROCELL-TM- JOINT VENTURE REFUND

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a Phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a Phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme Biosurgery received notification from Genzyme General of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

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

    - Orthodpaedics, which includes Synvisc-Registered Trademark-viscosupplementation product and Carticel-Registered Trademark-chondrocytes; and

    - Biosurgical Specialties, which includes the Sepra-TM- products, derived supplementation products, instruments for general and plastic surgery, and Epicel-Registered Trademark- skin grafts.

    We have provided information concerning the operations in these reportable segments in the following table:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues(1):
  Cardiothoracic(2)...................  $16,386    $18,804    $ 52,042   $ 58,240
  Orthopaedics........................   29,656      4,021      76,561     13,130
  Biosurgical specialties.............   17,177     11,781      49,131     34,419
  Other(3)............................       --          1           5         23
                                        -------    -------    --------   --------
    Total.............................  $63,219    $34,607    $177,739   $105,812
                                        =======    =======    ========   ========
Gross Profit(1):
  Cardiothoracic(2)...................  $ 4,937    $ 6,809    $ 17,392   $ 23,529
  Orthopaedics........................   20,982      3,638      53,928     11,519
  Biosurgical specialties.............    7,024      2,717       9,422     10,622
  Other(3)............................       --          1           4         23
                                        -------    -------    --------   --------
    Total.............................  $32,943    $13,165    $ 80,746   $ 45,693
                                        =======    =======    ========   ========

------------------------

(1) In December 2000, we acquired Biomatrix and allocated the acquisition to Genzyme Biosurgery. The operations of Biomatrix are included in the results of Genzyme Biosurgery for the three and nine months ended September 30, 2001.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

         NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS (CONTINUED)

7.  SEGMENT REPORTING (CONTINUED)
(2) On June 30, 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery's Cardiothoracic segment. The results of operations of Focal are included in the results of Genzyme Biosurgery from the date of acquisition.

(3) The Other category includes revenue from Genzyme Biosurgery's research and development contracts which we do not allocate to a particular segment of Genzyme Biosurgery.

    We do not allocate assets within Genzyme Biosurgery for purposes of segment information. Total assets for Genzyme Biosurgery at September 30, 2001 of $775.3 million include:

    - $25.9 million of additional assets resulting from the acquisition of the Class A and Class B limited partnership interests of GDP, including
      $8.4 million of goodwill and $17.5 million of other intangible assets; and

    - $19.3 million of additional assets resulting from the acquisition of Focal, including $7.9 million of intangible assets.

8.  SUBSEQUENT EVENTS

NEUROCELL-TM- JOINT VENTURE REFUND

    Genzyme General and Genzyme Biosurgery have agreed to extend Genzyme Biosurgery's deadline to refund $20.0 million to Genzyme General in connection with the Diacrin/Genzyme LLC joint venture. This refund obligation arose because a Phase 3 clinical trial for NeuroCell-TM--PD was not initiated by June 30, 2001. The deadline has been extended to February 1, 2002. Genzyme Biosurgery has agreed to pay the refund and accrued interest in cash.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Revenues:
  Licensing revenue....................................  $   484    $   576    $  1,696   $  4,046
  Royalty revenue......................................       36         59         109        107
  Research and development revenue.....................      704         --       2,110         --
                                                         -------    -------    --------   --------
    Total revenues.....................................    1,224        635       3,915      4,153
                                                         -------    -------    --------   --------
Operating costs and expenses:
  Cost of revenues.....................................      668        104       1,697        299
  Selling, general and administrative..................    1,817      1,311       5,519      4,289
  Research and development.............................    6,381      5,120      19,610     13,772
  Amortization of intangibles..........................       --         --          --      5,420
                                                         -------    -------    --------   --------
    Total operating costs and expenses.................    8,866      6,535      26,826     23,780
                                                         -------    -------    --------   --------
Operating loss.........................................   (7,642)    (5,900)    (22,911)   (19,627)
                                                         -------    -------    --------   --------
Other income (expenses):
  Interest income......................................      162        412         853        662
  Interest expense.....................................      (14)       (16)        (41)      (173)
                                                         -------    -------    --------   --------
    Total other income (expenses)......................      148        396         812        489
                                                         -------    -------    --------   --------
Loss before income taxes...............................   (7,494)    (5,504)    (22,099)   (19,138)
Tax benefit............................................       --         --          --      1,214
                                                         -------    -------    --------   --------
Division net loss......................................  $(7,494)   $(5,504)   $(22,099)  $(17,924)
                                                         =======    =======    ========   ========
Comprehensive loss, net of tax:
  Division net loss....................................  $(7,494)   $(5,504)   $(22,099)  $(17,924)
  Other comprehensive loss, net of tax:
    Unrealized gains (losses) on securities arising
      during the period................................       --         --          --         --
                                                         -------    -------    --------   --------
Comprehensive loss.....................................  $(7,494)   $(5,504)   $(22,099)  $(17,924)
                                                         =======    =======    ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                            COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS

Current assets:
  Cash and cash equivalents.................................      $11,157         $22,209
  Short-term investments....................................           --           7,942
  Accounts receivable, net..................................          290             231
  Prepaid expenses and other current assets.................          508             126
                                                                  -------         -------
    Total current assets....................................       11,955          30,508

Equipment, net..............................................          150             244
                                                                  -------         -------
    Total assets............................................      $12,105         $30,752
                                                                  =======         =======

                              LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accrued expenses..........................................      $ 1,203         $ 1,540
  Due to Genzyme General....................................        5,409           4,660
  Deferred revenue--current portion.........................        1,709           2,208
                                                                  -------         -------
    Total current liabilities...............................        8,321           8,408

Deferred revenue--long-term portion.........................        1,629           2,818
                                                                  -------         -------
    Total liabilities.......................................        9,950          11,226

Division equity.............................................        2,155          19,526
                                                                  -------         -------
    Total liabilities and division equity...................      $12,105         $30,752
                                                                  =======         =======

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Division net loss.........................................  $(22,099)  $(17,924)
  Reconciliation of division net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................        94      5,536
    Deferred income tax benefit.............................        --     (1,214)
    Other...................................................       153       (291)
    Increase (decrease) in cash from working capital
      changes:
      Accounts receivable...................................       (59)      (142)
      Prepaid expenses and other current assets.............      (382)       (53)
      Accrued expenses, deferred revenue and other..........    (2,025)     1,124
      Due to Genzyme General................................       749        295
                                                              --------   --------
        Net cash used in operating activities...............   (23,569)   (12,669)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................        --    (25,283)
  Sales and maturities of investments.......................     7,792      9,722
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................     7,792    (15,561)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Allocated proceeds from issuance of Molecular Oncology
    Stock...................................................       685     22,406
  Repayment of debt.........................................        --     (5,000)
  Net cash allocated from Genzyme General...................     4,040     15,000
                                                              --------   --------
        Net cash provided by financing activities...........     4,725     32,406
                                                              --------   --------
Increase (decrease) in cash and cash equivalents............   (11,052)     4,176
Cash and cash equivalents at beginning of period............    22,209      3,587
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 11,157   $  7,763
                                                              ========   ========

    The accompanying notes are an integral part of these unaudited, combined financial statements.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION
               NOTES TO UNAUDITED, COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the balance sheets, statements of operations and cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Exhibit 99.1 to our 2000 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles. We have reclassified certain 2000 data to conform to our 2001 presentation.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

    We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "New Accounting Pronouncements," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

3.  INTERDIVISIONAL FINANCING ARRANGEMENT

    In August 2001, Genzyme Molecular Oncology drew down $4.0 million of the $15.0 million still available to it under the $30.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 333,333 Molecular Oncology designated shares. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. At September 30, 2001, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

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

    - Genzyme Biosurgery, which develops, manufactures and sells instruments, devices, biomaterials and biotherapeutic products to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

    - Genzyme Molecular Oncology, which utilizes its functional genomics and antigen discovery technology platforms to develop novel cancer products focused on cancer vaccines and angiogenesis inhibitors and to generate partnering revenue.

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

    As market or competitive conditions warrant, we may create a new series of tracking stock or change our earnings allocation methodology. At the present time we have no plans to do so.

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

    In September 2001, we acquired all of the outstanding capital stock of Novazyme Pharmaceuticals, Inc., a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, for an initial payment of 2,562,182 shares of Genzyme General Stock. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling
$87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

    In June 2001, we acquired the remaining 78% of Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, that we did not already own for a payment of 2,086,151 shares of Biosurgery Stock. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase. Accordingly, the results of operations of Focal are included in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc., for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, we include the results of operations of Wyntek in our consolidated financial statements and the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

    In December 2000, we acquired Biomatrix, Inc., a public company that develops, manufactures, markets and sells a series of proprietary viscoelastic and viscosupplementation products based on hyaluronan technology that are used in therapeutic medical applications and skin care for an aggregate purchase price of $426.2 million. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Accordingly, the results of operations of Biomatrix are included in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from December 18, 2000, the date of acquisition.

    In December 2000, we acquired GelTex Pharmaceuticals, Inc., a public company engaged in developing therapeutic products based on polymer technology for an aggregate purchase price of approximately $1 billion, which we paid primarily in shares of Genzyme General Stock. We accounted for the acquisition as a purchase and allocated it to Genzyme General. Accordingly, the results of operations of GelTex are included in our consolidated financial statements and the combined financial statements of Genzyme General from December 14, 2001, the date of acquisition. As part of the acquisition of GelTex, we acquired all of GelTex's interest in RenaGel LLC, our joint venture with GelTex. Our consolidated financial statements and the combined financial statements for Genzyme General reflect the consolidation of RenaGel LLC from the date of acquisition of GelTex. Prior to the acquisition of GelTex, we accounted for our investment in RenaGel LLC under the equity method.

A. RESULTS OF OPERATIONS

                              GENZYME CORPORATION

    The components of our consolidated statements of operations are described in the following table:

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,       INCREASE/       SEPTEMBER 30,       INCREASE/
                                       --------------------   (DECREASE)   --------------------   (DECREASE)
                                         2001        2000      % CHANGE      2001        2000      % CHANGE
                                       ---------   --------   ----------   ---------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues.......................  $ 319,495   $227,359        41%     $ 898,397   $659,402        36%
                                       ---------   --------                ---------   --------

Cost of products and services sold...     89,503     75,797        18%       272,484    201,517        35%
Selling, general and
  administrative.....................    122,030     66,379        84%       316,810    195,358        62%
Research and development (including
  research and development related to
  contracts).........................     69,127     39,678        74%       188,651    123,954        52%
Amortization of intangibles..........     30,950      3,409       808%        90,115     15,191       493%
Purchase of in-process research and
  development........................     86,800         --       N/A         95,568         --       N/A
                                       ---------   --------                ---------   --------
      Total operating costs and
        expenses.....................    398,410    185,263       115%       963,628    536,020        80%
                                       ---------   --------                ---------   --------

Operating income (loss)..............    (78,915)    42,096      (287)%      (65,231)   123,382      (153)%
Other income (expenses), net.........    (28,315)     8,258      (443)%      (51,997)    43,450      (220)%
                                       ---------   --------                ---------   --------

Income (loss) before income taxes....   (107,230)    50,354      (313)%     (117,228)   166,832      (170)%
Benefit from (provision for) income
  taxes..............................      4,554    (15,933)     (129)%        7,288    (51,101)     (114)%
                                       ---------   --------                ---------   --------
Net income (loss) before cumulative
  effect of change in accounting
  principle..........................   (102,676)    34,421      (398)%     (109,940)   115,731      (195)%
Cumulative effect of change in
  accounting principle, net of tax...         --         --       N/A          4,167         --       N/A
                                       ---------   --------                ---------   --------
Net income (loss)....................  $(102,676)  $ 34,421      (398)%    $(105,773)  $115,731      (191)%
                                       =========   ========                =========   ========

REVENUES

    The components of our revenues are described in the following table:

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2001       2000      % CHANGE      2001       2000      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue..........................  $291,959   $206,645       41%      $816,262   $592,505       38%
Service revenue..........................    23,988     19,967       20%        71,983     62,280       16%
                                           --------   --------                --------   --------
  Total product and service revenue......   315,947    226,612       39%       888,245    654,785       36%
Research and development revenue.........     3,548        747      375%        10,152      4,617      120%
                                           --------   --------                --------   --------
      Total revenues.....................  $319,495   $227,359       41%      $898,397   $659,402       36%
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

    The following table sets forth our product revenue on a segment basis:

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                         -------------------   (DECREASE)   -------------------   (DECREASE)
                                           2001       2000      % CHANGE      2001       2000      % CHANGE
                                         --------   --------   ----------   --------   --------   ----------
                                              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Genzyme General:
  Therapeutics:
    Cerezyme-Registered Trademark- and
      Ceredase-Registered Trademark-
      enzymes..........................  $143,048   $136,744        5%      $423,991   $400,203        6%
    Renagel-Registered Trademark-
      phosphate binder.................    52,356     13,814      279%       121,359     24,032      405%
    Other therapeutic products.........     6,718      3,282      105%        17,834     12,001       49%
                                         --------   --------                --------   --------
      Total Therapeutics...............   202,122    153,840       31%       563,184    436,236       29%
  Diagnostic products..................    20,572     15,824       30%        54,786     46,601       18%
  Other................................    12,181      7,227       69%        38,151     20,863       83%
                                         --------   --------                --------   --------
        Total product revenue--
          Genzyme General..............   234,875    176,891       33%       656,121    503,700       30%
                                         --------   --------                --------   --------
Genzyme Biosurgery:
  Cardiothoracic.......................    16,386     18,804      (13)%       52,042     58,240      (11)%
  Orthopaedics.........................    25,492         --      N/A         63,269         --      N/A
  Biosurgical specialties..............    15,206     10,950       39%        44,830     30,565       47%
                                         --------   --------                --------   --------
        Total product revenue--
          Genzyme Biosurgery...........    57,084     29,754       92%       160,141     88,805       80%
                                         --------   --------                --------   --------
        Total product revenues.........  $291,959   $206,645       41%      $816,262   $592,505       38%
                                         ========   ========                ========   ========

    Product revenue continued to increase in both the three and nine month periods ended September 30, 2001 as compared to the same periods a year ago, due primarily to increased sales of Renagel-Registered Trademark- phosphate binder, which is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis, and continued growth in sales of Cerezyme-Registered Trademark- enzyme for the treatment of Type I Gaucher disease. We began recording revenues from Renagel-Registered Trademark-phosphate binder during the second quarter of 2000 under an amended distribution arrangement with GelTex, which we acquired in December 2000. Prior to this amendment, revenues from Renagel-Registered Trademark- phosphate binder were recorded by RenaGel LLC, our joint venture with GelTex, and were $8.0 million for the three month period ended March 31, 2000.

    Sales of Renagel-Registered Trademark- phosphate binder in both the three and nine months ended September 30, 2001 include sales of capsules and the 800 mg tablet formulation. We launched the tablet formulation in the United States during the third quarter of 2000. In the first quarter of 2001, the higher-than-anticipated demand for the 800 mg tablet formulation and certain production constraints resulted in a temporary shortage of this dosage form of Renagel-Registered Trademark- phosphate binder. Patients taking the 800 mg tablets were shifted to an equivalent dose of 400 mg
Renagel-Registered Trademark- tablets or 403 mg Renagel-Registered Trademark-capsules while we built an inventory of 800 mg tablets to support our re-launch of this dosage form in June 2001. Despite the temporary shortage of the 800 mg tablet formulation, sales of Renagel-Registered Trademark- phosphate binder increased significantly in each of the three and nine months ended
September 30, 2001 in comparison to the same periods of 2000 due to accelerating adoption of the product by nephrologists, as evidenced by significant increases in both renewal prescriptions and new prescriptions.

    The steady growth in sales of Cerezyme-Registered Trademark- enzyme in the three and nine months ended September 30, 2001 was attributable to our continued identification of new Gaucher disease patients worldwide, coupled with significant investment in our global infrastructure that has continued to increase international sales of this product. Additionally, we continue to market Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Our results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. We are aware of companies that have initiated efforts to develop competitive products, including one company that recently has applied for marketing approval for its product in the U.S. Other companies may attempt to develop competitive products in the future. Although orphan drug status for Cerezyme-Registered Trademark- enzyme, which provided us with exclusive marketing rights for Cerezyme-Registered Trademark-enzyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme-Registered Trademark- enzyme until 2010 and the composition of Cerezyme-Registered Trademark- enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject Cerezyme-Registered Trademark- enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

    The following table provides information regarding the change in sales of our Gaucher disease therapies as a percentage of total product revenue during the periods presented:

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                               -------------------   (DECREASE)   -------------------   (DECREASE)
                                                 2001       2000      % CHANGE      2001       2000      % CHANGE
                                               --------   --------   ----------   --------   --------   ----------
                                                    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales of Cerezyme-Registered Trademark- and
  Ceredase-Registered Trademark- enzymes.....  $143,048   $136,744       5%       $423,991   $400,203       6%
% of total product revenue...................        49%        66%                     52%        68%

    Although sales of Genzyme General's Gaucher disease therapies continue to increase, the decline as a percentage of total product revenue is a trend we expect will continue in the future. We expect that growth in the sales of Renagel-Registered Trademark- phosphate binder will continue to increase. Revenue from sales of Renagel-Registered Trademark- phosphate binder represented approximately 18% of our total product revenue for the three month period ended September 30, 2001 as compared to 7% for the same period a year ago. For the nine month period ended September 30, 2001, sales of Renagel-Registered Trademark- phosphate binder represented approximately 15% of our total product revenue as compared to 4% for the same period a year ago.

    Other therapeutics revenue for each period includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer. Revenue for Thyrogen-Registered Trademark- hormone increased for the three and nine months ended September 30, 2001, as compared to the same periods a year ago, due primarily to increased market penetration. Other therapeutics revenue also increased due to increased sales of Fabrazyme-TM- enzyme in France under an Authorisation Temporaire d'utilisation from the French Medicines Agency.

    Diagnostic products revenue increased for the three and nine month periods ended September 30, 2001, as compared to the same periods in 2000, due primarily to increased sales of infectious disease testing products and HDL and LDL cholesterol testing products. Also contributing to the increase for both periods is the addition of sales of point of care rapid diagnostic tests for pregnancy and infectious diseases that we obtained through our acquisition of Wyntek, which we acquired in June 2001. Diagnostic products revenue also includes royalties on product sales by Techne Corporation's biotechnology group.

    The increase in other product revenue for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, was primarily attributable to increased sales of lipids and peptides for drug delivery.

    The decrease in cardiothoracic revenue for the three and nine months ended September 30, 2001, as compared to the same periods of 2000, was due to decreased sales of chest drainage systems resulting from competitive pricing pressures in that market, as well as our withdrawal from certain commodity suture lines in Europe. The decrease in each period was offset, in part, by the continued growth in sales of minimally invasive cardiac surgery products and sales revenue from the FocalSeal-Registered Trademark--L surgical sealant. We added FocalSeal-Registered Trademark--L surgical sealant to the cardiothoracic product category in the third quarter of 2000 pursuant to a distribution and marketing agreement with Focal which, prior to our acquisition of Focal in June 2001, provided us with exclusive distribution rights for this product in North America.

    The orthopaedics product revenue increased for the three and nine months ended September 30, 2001 as compared to the same periods of 2000 due primarily to the sales of Synvisc-Registered Trademark- viscosupplementation product, which we added to the orthopaedics product category in December 2000 through our acquisition of Biomatrix.

    The increase in biosurgical specialties product revenue in the three and nine months ended September 30, 2001, as compared to the same periods of 2000, was due primarily to increases in sales of Seprafilm-TM- bioresorbable membrane and Sepramesh-TM- biosurgical composite. An increase in sales to original equipment manufacturers and sales generated from Hylaform-Registered Trademark-and skin care products, which were added to the biosurgical specialties product category in December 2000, also contributed to the overall increase in biosurgical specialties product revenue.

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

    The following table sets forth our service revenues on a segment basis:

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2001       2000      % CHANGE      2001       2000      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Genzyme General.....................  $17,853    $15,115        18%      $54,390    $45,296        20%
Genzyme Biosurgery..................    6,135      4,852        26%       17,593     16,984         4%
                                      -------    -------                 -------    -------
  Total service revenues............  $23,988    $19,967        20%      $71,983    $62,280        16%
                                      =======    =======                 =======    =======

    The increase in service revenue in each of the three and nine months ended September 30, 2001 is due to increased sales by Genzyme General of genetic testing services attributable to expanded presence in the prenatal market and a broader test menu in oncology, as well as increased sales by Genzyme Biosurgery of Carticel-Registered Trademark- chondrocytes services and Epicel-Registered Trademark- skin graft services in each period.

RESEARCH AND DEVELOPMENT REVENUE

    The following table sets forth our research and development revenues on a segment basis:

                                                    THREE MONTHS                        NINE MONTHS
                                                        ENDED                              ENDED
                                                    SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                                 -------------------   (DECREASE)   -------------------   (DECREASE)
                                                   2001       2000      % CHANGE      2001       2000      % CHANGE
                                                 --------   --------   ----------   --------   --------   ----------
                                                      (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Genzyme General................................   $2,324      $159       1,362%     $ 6,232     $  489      1,174%
Genzyme Biosurgery.............................       --         1        (100)%          5         23        (78)%
Genzyme Molecular Oncology.....................    1,224       587         109%       3,915      4,105         (5)%
                                                  ------      ----                  -------     ------
Total research and development revenues........   $3,548      $747         375%     $10,152     $4,617        120%
                                                  ======      ====                  =======     ======

    The increase in research and development revenue in the three months ended September 30, 2001 is primarily attributable to $1.3 million of revenue recognized by Genzyme General in connection with our collaboration agreements for the development of a second-generation lipid-altering product for which there were no similar amounts in the same period of 2000 and $1.0 million of additional research and development services performed on behalf of Genzyme Transgenics. For the nine months ended September 30, 2001 research and development revenue increased primarily due to $3.5 million of revenue recognized by Genzyme General in connection with our collaboration agreements for the development of a second-generation lipid-altering product and $3.3 million recognized by Genzyme Molecular Oncology under our development agreement with Purdue Pharma L.P., for which there are no similar amounts in the same period of 2000. In addition, in the nine months ended September 30, 2001, we recorded $2.7 million of additional revenue from research and development services we performed on behalf of Genzyme Transgenics. The increases in research and development revenue under these contracts for the nine months ended September 30, 2001 were offset in part by a $2.0 million development milestone payment received under a license agreement with Schering-Plough Ltd. in the nine months ended September 30, 2000, for which there is no similar amount in 2001.

INTERNATIONAL PRODUCT AND SERVICE REVENUE

    A substantial portion of our revenue was generated outside of the United States, as described in the following table. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme. International sales of Cerezyme-Registered Trademark- enzyme increased 9% to $73.8 million in the three month period ended September 30, 2001 from $67.7 million in the same period last year. International sales of

Cerezyme-Registered Trademark- enzyme increased 10% to $223.0 million for the nine month period ended September 30, 2001 from $203.5 million for the same period last year. Despite an approximate 1% decline in the average exchange rate of the euro for the three month period ended September 30, 2001, as compared to a year ago, and an approximate 5% decline in the average exchange rate of the euro for the nine month period ended September 30, 2001, as compared to a year ago, international sales of Cerezyme-Registered Trademark- enzyme increased for both periods due primarily to the continued identification of new Gaucher disease patients worldwide, coupled with significant investment in our global infrastructure. International product and service revenue as a percent of total product and service revenue decreased in both the three and nine months ended September 30, 2001 due primarily to increased sales of Renagel-Registered Trademark- phosphate binder and Synvisc-Registered Trademark-viscosupplementation product in the United States.

    The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2001       2000      % CHANGE      2001       2000      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and service
  revenue.............................  $105,638   $89,297       18%       $315,417   $264,484      19%
% of total product and service
  revenue.............................        33%       39%                      36%        40%

MARGINS

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                           -------------------   (DECREASE)   -------------------   (DECREASE)
                                             2001       2000      % CHANGE      2001       2000      % CHANGE
                                           --------   --------   ----------   --------   --------   ----------
                                                (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin:
  Genzyme General........................  $186,541   $131,701         42%    $512,424   $389,239         32%
  % of total product revenue.............        64%        64%                     63%        66%

  Genzyme Biosurgery.....................    29,956     11,215        167%      72,244     37,635         92%
  % of total product revenue.............        10%         5%                      9%         6%

  Total product margin...................  $216,497   $142,916         51%    $584,668   $426,874         37%
  % of total product revenue.............        74%        69%                     72%        72%

Service margin:
  Genzyme General........................  $  6,960   $  5,950         17%    $ 22,596   $ 18,359         23%
  % of total service revenue.............        29%        30%                     31%        29%

  Genzyme Biosurgery.....................     2,987      1,949         53%       8,497      8,035          6%
  % of total service revenue.............        12%        10%                     12%        13%

  Total service margin...................  $  9,947   $  7,899         26%    $ 31,093   $ 26,394         18%
  % of total service revenue.............        41%        40%                     43%        42%

Total gross margin:
  Genzyme General........................  $193,501   $137,651         41%    $535,020   $407,598         31%
  % of total product and service
    revenue..............................        61%        61%                     60%        62%

  Genzyme Biosurgery.....................    32,943     13,164        150%      80,741     45,670         77%
  % of total product and service
    revenue..............................        10%         6%                      9%         7%

  Total gross margin.....................  $226,444   $150,815         50%    $615,761   $453,268         36%
  % of total product and service
    revenue..............................        72%        67%                     69%        69%

    We provide a broad range of healthcare products and services. As a result, our gross margin varies significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark-enzyme, result in higher margins than sales of surgical or diagnostic products.

PRODUCT MARGIN

    Product margin for products allocated to Genzyme General increased for the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, primarily as a result of increased sales of Renagel-Registered Trademark- phosphate binder and
Cerezyme-Registered Trademark- enzyme. This increase was partially offset by charges to cost of products sold of $8.2 million for the nine months ended September 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000 and the growth in sales of Renagel-Registered Trademark- phosphate binder, a lower margin product. Product margin for products allocated to Genzyme General as a percentage of total product revenue for the three months ended September 30, 2001 was consistent with the same period a year ago due primarily to a 41% increase in our total product revenue which largely offset the 42% increase in Genzyme General's product margin for the period. Product margin for products allocated to Genzyme General as a percentage of product revenue for the nine month period ended September 30, 2001 decreased, as compared to the same periods a year ago due primarily to a 36% increase in our total product revenue which offset the 32% increase in Genzyme General's product margin for the period. We expect that in the future margins for products allocated to Genzyme General as a percentage of total product revenue will trend slightly lower, primarily due to the lower margins normally attributable to Renagel-Registered Trademark- phosphate binder, combined with our building of additional manufacturing capacity in both the United Kingdom and Ireland as we experience a product mix shift as sales of diagnostic products and services continue to increase.

    Product margin for products allocated to Genzyme Biosurgery increased for the three and nine months ended September 30, 2001 due to increased sales of higher margin products such as Synvisc-Registered Trademark-viscosupplementation product and devices for minimally invasive cardiac surgery. This increase was partially offset by charges to cost of products sold of $11.3 million for the nine months ended September 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of Biomatrix in December 2000.

SERVICE MARGIN

    Service margin for services allocated to Genzyme General for the three and nine months ended September 30, 2001, as compared to the same periods a year ago, continued to increase primarily as a result of increased sales of our higher margin DNA and cancer testing services.

    Service margin for services allocated to Genzyme Biosurgery increased for the three months ended September 30, 2001 as compared to the same period a year ago due primarily to growth in sales of Epicel-Registered Trademark- skin graft services for the treatment of severe burns. Service margins for services allocated to Genzyme Biosurgery increased for the nine months ended
September 30, 2001 in comparison to the same period last year due primarily to increased sales of Epicel-Registered Trademark- skin graft services and a reduction in manufacturing personnel.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2001, as compared to the same periods a year ago, is attributable to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme, to drive the growth in sales of Renagel-Registered Trademark- phosphate binder and
      Thyrogen-Registered Trademark- hormone, and to prepare for the commercialization of Fabrazyme-TM- enzyme; and

    - the addition of expenses from GelTex, Biomatrix, Wyntek and Focal.

    Selling, general and administrative expenses for the three and nine months ended September 30, 2001 included $27.0 million of charges resulting from Pharming Group, N.V.'s decision to file for and operate under a court supervised receivership. Included was a write-off of the $10.2 million in principal and accrued interest due to us under the 7% senior convertible note issued to us by Pharming Group and a charge of $16.8 million representing our obligation to fund the continued production of transgenic human alpha-glucosidase enzyme through 2003. As a result of Pharming Group's failure to make payments to fund our joint venture for the development of a CHO-cell product for Pompe disease under a strategic alliance agreement, we terminated this agreement in August and have assumed full operational and financial responsibility for the development of the CHO-cell product. Our joint venture with Pharming Group covering a transgenic product for Pompe disease remains in place. We do not intend to commercialize this product, but have committed to fund its production for the nine patients participating in a clinical trial extension until those patients can be transitioned to a CHO-cell product.

    The increase in research and development expenses for both the three and nine month periods ended September 30, 2001 as compared to the same period a year ago is attributable to:

    - the cost of post-marketing clinical development efforts for Renagel-Registered Trademark- phosphate binder, which was included in equity in net loss of unconsolidated affiliates before we purchased GelTex;

    - the addition of spending on the C. DIFFICILE colitis, DENSPM, iron chelation, oral mucositis, anti-obesity, and GT102-279 programs as a result of our acquisition of GelTex;

    - increased spending on Genzyme General's program to develop Fabrazyme-TM-enzyme for the treatment of Fabry disease; and

    - increased spending on other internal programs.

    Research and development expenses for the three and nine months ended September 30, 2001, reflects a charge of $4.7 million, representing the net amount owed by Pharming Group to the CHO-cell product joint venture we previously formed with Pharming Group that we believe is uncollectable. Research and development expenses for the nine months ended September 30, 2000 included a charge of $19.5 million representing initial amounts payable to Synpac (North Carolina), Inc. under a license granted to us by Synpac to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease which was offset in part by a $10.3 million research and development reimbursement from Pharming Group.

    In connection with our acquisition of GelTex on December 14, 2000, we converted options to purchase shares of GelTex common stock into options to purchase shares of Genzyme General Stock. In accordance with FIN 44, at the date of acquisition we allocated the intrinsic value for the unvested portion of these options of $10.2 million to deferred compensation, a component of stockholders' equity. We are amortizing this amount to operating expense over the remaining vesting period of one year from the date of acquisition. We are allocating the expense to the appropriate expense categories of our statements of operations based on the functional responsibility of each employee or option holder. For the three months ended September 30, 2001, we recorded $2.4 million of compensation expense related to these options, of which $1.9 million was charged to research and development expense and $0.5 million was charged to selling, general and administrative expense. For the nine months ended
September 30, 2001, we recorded $7.3 million of compensation expense related to these options, of which $6.0 million was charged to research and development expense and $1.3 million was charged to selling, general and administrative expense. At September 30, 2001, $2.4 million remained in deferred compensation, all of which we will fully amortize by December 31, 2001.

    In connection with our acquisition of Novazyme on September 26, 2001, we converted options, warrants and rights to purchase shares of Novazyme common stock into options, warrants and rights to purchase shares of Genzyme General Stock. In accordance with FIN 44, at the date of acquisition we allocated the $2.6 million intrinsic value of the portion of the unvested options related to the future service period to deferred compensation. We are amortizing this amount to operating expense over the remaining vesting period of 22 months from the date of acquisition. We are allocating the expense to the appropriate expense categories of our consolidated statements of operations based on the functional responsibility of each option holder.

AMORTIZATION OF INTANGIBLES

    The increase in amortization of intangibles for both the three and nine month periods ended September 30, 2001 is primarily attributable to intangible assets acquired in connection with the acquisitions of GelTex and Biomatrix in December 2000, the GDP Class A limited partnership interests in January 2001, Wyntek in June 2001 and the GDP Class B limited partnership interests in August 2001.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

NOVAZYME

    In connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we have allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform.

    Our management assumes responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the probability-adjusted net cash flows expected to result once the technology has reached technological feasibility and is utilized in the treatment of certain LSDs. A discount rate of 16% was applied to estimate the present value of these cash flows and is consistent with the overall risks of the platform technology. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology and adjusted the future cash flows to reflect the contribution of value from these assets. In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered. The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. We currently estimate that it will take approximately three years and an investment of approximately $75 million-$100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform. However, our current estimates of the time and investment required to develop the technology platform may change depending on the different applications of the technology we may choose to pursue. We cannot guarantee that any projects based on these technology platforms will ever reach feasibility or develop into products that we can profitably market. In addition, we cannot give you any assurances that we will be able to develop and commercialize products based on these technology platforms before our competitors develop and commercialize products for the same indications. If we do not successfully develop and commercialize products based on these technology platforms, our results of operations could be materially affected.

WYNTEK

    In connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Our management assumes responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. We estimated the fair value assigned to purchased IPR&D by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. We applied a discount rate of 25% to estimate the present value of these cash flows, which is consistent with the risks of the project. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition.

    In the allocation of purchase price to IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the nine months ended September 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek currently is developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The intended use of the device is to read reaction strips at the patient's bedside or in an emergency room setting. We expect to complete the regulatory review process and file an application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product.

GELTEX AND BIOMATRIX

    In December 2000, we acquired GelTex, a public company engaged in developing therapeutic products based on polymer technology. We accounted for the acquisition as a purchase and allocated it to Genzyme General. In connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statement of operations for the year ended December 31, 2000. In December 2000, we also acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic and viscosupplementation biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. In connection with the purchase of Biomatrix, we allocated approximately
$82.1 million to IPR&D, which we recorded as a charge to expense in our consolidated statement of operations for the year ended December 31, 2000.

    As of September 30, 2001, the technological feasibility of both the GelTex and Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to any products reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and receive FDA or other regulatory approval prior to commercialization. We cannot guarantee that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can we guarantee that we will be able to develop and commercialize these products before our competitors develop and commercialize products for these indications. If these products are not successfully developed and do not become commercially viable, our results of operations could be materially affected.

    Below is a brief description of the significant GelTex and Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

                                                                                                      ESTIMATED
                                                                                                       COST TO
                                                                                       VALUE AT      COMPLETE AT
                                                                                      ACQUISITION   SEPTEMBER 30,
       PROGRAM               PROGRAM DESCRIPTION            DEVELOPMENT STATUS           DATE            2001
---------------------   -----------------------------  -----------------------------  -----------   --------------
                                                                                             (IN MILLIONS)
GELTEX:
Renagel-Registered Trademark- Non-absorbed polymer     - Clinical studies scheduled      $ 19.7         $ 13.2
phosphate binder        phosphate binder for the       for completion in 2002, 2003
                        treatment of hyperphospatemia    and 2004

C. DIFFICILE colitis    Program to develop a toxin-    - Phase 2 studies initiated         37.4           31.1
                        binding polymer for the        in 2000
                        treatment and prevention of    - U.S. marketing approval for
                        antibiotic induced C.            this product is expected by
                        DIFFICILE colitis                2006

Oral Mucositis          Focuses on the development of  - IND expected to be filed in       17.8           22.3
                        a topical mouth rinse that       the fourth quarter of 2002
                        combines barrier material and  - Product launch expected in
                        antimicrobial polymers to        2006
                        create an anti-infective
                        mechanism against oral
                        mucositis, a common side
                        effect of radiation therapy
                        and chemotherapy

DENSPM                  Focuses on the development of  - Phase 1 safety study and           3.4           28.9
                        a compound for the treatment     dose-ranging studies
                        of mild to moderate psoriasis    scheduled for the fourth
                                                         quarter of 2001
                                                       - No further development
                                                         planned

Iron Chelation          Focuses on the prevention and  - Expected to file an IND in        15.7           27.8
                        treatment of transfusional or    the fourth quarter of 2001
                        hereditary iron overload       - Product launch expected in
                                                         2006

Anti-Obesity            Builds on GelTex's expertise   - Expected to file an IND in        17.8           35.9
                        in non-absorbed polymers and     late 2002
                        focuses on the development of  - Product launch expected in
                        a compound that will inhibit     2007
                        lipase and bind fat

GT102-279               Second generation lipid-       - Development on hold                6.2            N/A(1)
                        lowering compound with
                        attributes of GelTex's
                        Welchol-TM- lipid lowering
                        agent
                                                                                         ------         ------

                                                                                         $118.0         $159.2
                                                                                         ======         ======

--------------------------

(1) Future development costs will be funded by our collaboration partner.

                                                                                                      ESTIMATED
                                                                                                       COST TO
                                                                                       VALUE AT      COMPLETE AT
                                                                                      ACQUISITION   SEPTEMBER 30,
       PROGRAM               PROGRAM DESCRIPTION            DEVELOPMENT STATUS           DATE           2001
---------------------   -----------------------------  -----------------------------  -----------   -------------
                                                                                             (IN MILLIONS)
BIOMATRIX:

Visco-supplement-       Use of elastoviscous           - European marketing approval     $33.8          $ 6.7
ation                   solutions and viscoelastic       for
                        gels in disease conditions to  Synvisc-Registered Trademark-
                        supplement tissues and body      for use in the hip expected
                        fluids, alleviating pain and     by the end of 2001. U.S.
                        restoring normal function        trial scheduled for 2002.
                                                         Initiation of a next
                                                         generation
                                                       Synvisc-Registered Trademark-
                                                         program expected in the
                                                         fourth quarter of 2001 with
                                                         possible U.S. market
                                                         approval in the second half
                                                         of 2004

Visco-augmentation      Use of viscoelastic gels to    - U.S. clinical studies of          8.6            6.2
                        provide scaffolding for          Hylaform-Registered Trademark-
                        tissue regeneration or as an     expected to start in the
                        inert elastic filler for         fourth quarter of 2001 with
                        tissues of the skin and the      market launch expected in
                        subcutaneous and                 the second half of 2003
                        intermuscular connective
                        tissues

                                                       - We expect to engage a
                                                         development partner for
                                                       Hylagel-Registered Trademark-
                                                         Uro in 2002

Visco-separation        Use of viscoelastic gels and   - Clinical studies have been       39.7            6.6
                        membranes to separate tissues    initiated in the U.S.,
                        and to decrease formation of     Germany, France, the United
                        adhesions and excessive scars    Kingdom and Belgium for
                        after surgery                    Sepragel-TM- Spine
                                                         (formerly
                                                       Hylagel-Registered Trademark-
                                                         Nuro). Completion of
                                                         patient enrollment is
                                                         expected by the first
                                                         quarter of 2002. Patient
                                                         follow up expected to be
                                                         completed by the first
                                                         quarter of 2003 with U.S.
                                                         marketing approval
                                                         anticipated in the first
                                                         half of 2004. European
                                                         marketing approval expected
                                                         in the second half of 2003
                                                         with submissions for
                                                         regulatory approvals in the
                                                         U.S., Canada and Europe
                                                         thereafter

                                                       - Expected product launch in
                                                         Europe by the second
                                                         quarter of 2002 and in the
                                                         U.S. by the fourth quarter
                                                         of 2002
                                                                                         -----          -----

                                                                                         $82.1          $$19.5
                                                                                         =====          =====

OTHER INCOME AND EXPENSES

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates......  $ (8,110)  $(11,420)       (29)%   $(28,921)  $(30,866)       (6)%
Gain on affiliate sale of
  stock..........................       212      2,419        (91)%        212     22,689       (99)%
Gain (loss) on investments in
  equity securities..............   (24,464)     8,544       (386)%    (25,996)    22,709      (214)%
Minority interest in net loss of
  subsidiary.....................       260        977        (73)%      2,259      3,185       (29)%
Other............................    (1,192)       (10)    11,820%      (5,035)     5,185      (197)%
Investment income................    13,718     12,758          8%      36,359     33,333         9%
Interest expense.................    (8,739)    (5,010)        74%     (30,875)   (12,785)      141%
                                   --------   --------                --------   --------
Total other income (expenses)....  $(28,315)  $  8,258       (443)%   $(51,997)  $ 43,450      (220)%
                                   ========   ========                ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    We have recorded the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

    JOINT VENTURE                PARTNER            EFFECTIVE DATE       PRODUCT/INDICATION       GENZYME DIVISION
---------------------   --------------------------  --------------   --------------------------  -------------------
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

BioMarin/ Genzyme LLC   BioMarin Pharmaceutical     September 1998   Aldurazyme-TM- enzyme for   Genzyme General
                        Inc.                                         the treatment of
                                                                     mucopolysaccharidosis-I

Pharming/ Genzyme LLC   Pharming Group, N.V.(2,3)   October 1998     Human alpha-glucosidase     Genzyme General
                                                                     for the treatment of Pompe
                                                                     disease (transgenic
                                                                     product)

Genzyme/ Pharming       Pharming Group, N.V.(2,4)   June 2000        Human alpha-glucosidase     Genzyme General
Alliance LLC                                                         for the treatment of Pompe
                                                                     disease (produced using
                                                                     CHO cells)

Diacrin/ Genzyme LLC    Diacrin, Inc.               October 1996     Products using porcine      Genzyme Biosurgery
                                                                     fetal cells for the         (until May 1999);
                                                                     treatment of Parkinson's    Genzyme General
                                                                     and Huntington's diseases   (after May 1999)

--------------------------

(1) We acquired GelTex and the remaining 50% interest in RenaGel LLC in December 2000. RenaGel LLC was merged into GelTex effective October 1, 2001.

(2) Since August 2001, Pharming Group, N.V. has been operating under court ordered receivership.

(3) In August 2001, we agreed to fund 100% of the costs to produce transgenic human alpha-glucosidase enzyme and related clinical trial costs through 2003. We consolidate the results of Pharming/Genzyme LLC effective
    August 2001.

(4) In August 2001, we terminated our strategic alliance agreement with Pharming Group, N.V. and certain of its subsidiaries for the development of a CHO-cell product for Pompe disease and have assumed full operational and financial responsibility for the development of the CHO-cell product.

    We currently own approximately 26% of the common stock of Genzyme Transgenics and record our portion of its results in equity in net loss of unconsolidated affiliates.

    We have recorded in equity in net loss of unconsolidated affiliates our portion of the results of our joint ventures with BioMarin, Pharming Group and Diacrin. Included in the nine months ended September 30, 2001 are losses from Focal, which we acquired in June 2001, for which there was no similar amounts in the same period of 2000. Included in the three and nine month periods ended September 30, 2000 are losses from RenaGel LLC, in which we and GelTex each owned a 50% interest. We acquired GelTex, including its 50% interest in RenaGel LLC, in December 2000. In connection with the merger, we allocated our 50% interest in RenaGel LLC to GelTex. We have consolidated the results of RenaGel LLC in our consolidated financial statements from the date of acquisition. RenaGel LLC was merged into GelTex effective October 1, 2001. Prior to our acquisition of the remaining 50% interest in RenaGel LLC, we included our proportionate share of the results of RenaGel LLC in equity in net loss of unconsolidated affiliates. Our equity in the net losses of RenaGel LLC was $4.1 million in the three months ended September 30, 2000 and $10.1 million in the nine months ended September 30, 2000. Excluding these losses, our equity in net loss of unconsolidated affiliates increased in both the three and nine months ended September 30, 2001, due primarily to increased losses from our joint venture with BioMarin, our joint ventures with Pharming, and our equity position in Genzyme Transgenics, which were offset in part by decreased losses from our joint venture with Diacrin. Also included in the three and nine month periods ended September 30, 2001 are losses from Genzyme/Pharming Alliance LLC, which was the vehicle for our joint venture with Pharming Group for the development of a CHO-cell derived product for the treatment of Pompe disease. We terminated our strategic alliance agreement with Pharming covering this joint venture in August 2001. As a result, we have included 100% of the losses of Genzyme/Pharming Alliance LLC since August 23, 2001.

GAIN ON AFFILIATE SALE OF STOCK

    During the nine months ended September 30, 2000, in accordance with our policy pertaining to affiliate sales of stock, we recognized gains of $22.7 million due to the issuance by Genzyme Transgenics, an unconsolidated affiliate, of additional shares of Genzyme Transgenics common stock.

GAIN (LOSS) ON INVESTMENTS IN EQUITY SECURITIES

    In the quarter ended September 30, 2001, we recorded charges of $11.8 million in connection with our investment in the ordinary shares of Cambridge Antibody Technology Group plc and $4.5 million in connection with our investment in the common stock of Targeted Genetics Corporation, because we considered the decline in the value of these investments to be other than temporary. Given the significance and duration of the declines as of the end of the quarter, we concluded that it was unclear over what period the recovery of the stock price for each of these investments would take place and that, accordingly, any evidence suggesting that the investments would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of each of these investments.

    In August 2001, Pharming Group filed for receivership in order to seek protection from its creditors. In the quarter ended September 30, 2001, we recorded a charge of $8.5 million, representing an at cost write-off of our investment in Pharming common stock.

    In April 2001, Antigenics, Inc. announced that it had entered into a definitive merger agreement with Aronex Pharmaceuticals, Inc. The merger was completed in July 2001. Under the terms of the merger agreement, we received
0.0594 of a share of Antigenics common stock for each share of Aronex common stock that we held. As a result of this merger, we recorded a $1.2 million charge to reflect the fair market value of our investment in Aronex at June 30, 2001.

    In the third quarter of 2000, we recorded a realized gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. In the second quarter of 2000, we recorded a realized gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock that was offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. We also recognized a realized gain of $7.6 million resulting from the acquisition of Celtrix Pharmaceuticals, Inc. by Insmed Pharmaceuticals, Inc. in which our shares of Celtrix common stock were exchanged on a one-for-one basis for shares of Insmed common stock.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

    Due to our combined direct (until July 2001) and indirect interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of ATIII, we consolidated the results of ATIII LLC and recorded Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest increased in the three and nine months ended September 30, 2001 due to a change in the funding agreement for the joint venture in March 2001, retroactive to January 1, 2001, which increased Genzyme Transgenics's portion of the losses incurred by ATIII LLC to 50% until July 2001 and 100% thereafter as compared to 26% for the same periods a year ago.

    In July 2001, we transferred our 50% ownership interest in ATIII LLC to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million.

INVESTMENT INCOME

    Our investment income increased for the three and nine months ended September 30, 2001, as compared to the same periods a year ago, due primarily to higher average invested cash balances. In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due 2021. Net proceeds from the offering were approximately
$562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General. A portion of the net proceeds from the private placement of the debentures was used to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General.

INTEREST EXPENSE

    Our interest expense increased for the three and nine months ended
September 30, 2001, as compared to the same periods a year ago, primarily due to additional interest expense resulting from the $150.0 million of debt drawn on our revolving credit facility in December 2000 as part of the financing of the GelTex acquisition, and the private placement of $575.0 million in principal of 3% convertible debentures issued in May 2001.

TAX PROVISION

                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2001       2000      % CHANGE      2001       2000      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Benefit from (provision for) income
  taxes..............................   $4,554    $(15,933)     (129)%     $7,288    $(51,101)     (114)%
Effective tax rate...................        4%         32%                     6%         31%

    Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible charges for IPR&D;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The decrease in our effective tax rate for both the three and nine months ended September 30, 2001, as compared to the same periods a year ago, was primarily attributable to nondeductible charges for IPR&D resulting from our acquisitions of Wyntek in June 2001 and Novazyme in September 2001 and nondeductible amortization of intangibles consisting largely of goodwill resulting from our acquisitions of GelTex and Biomatrix in December 2000. The tax benefit for the nine months ended September 30, 2001 includes a $2.2 million benefit resulting from our release of excess tax reserves.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations for the nine months ended September 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts were not significant. For the three months ended September 30, 2001, we recorded a pre-tax charge of $1.2 million in other expense to reflect the change in value of certain common stock warrants from July 1, 2001 to September 30, 2001. For the nine months ended September 30, 2001, we recorded a pre-tax charge of $5.0 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to September 30, 2001. We also recorded a charge of $1.7 million in other comprehensive income for the nine months ended September 30, 2001 to reflect the change in value of our interest rate swap contract during the period, net of tax.

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

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

    The following discussion summarizes key factors our management believes necessary for an understanding of Genzyme General's financial statements.

    In September 2001, we acquired all of the outstanding capital stock of Novazyme, a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, for an initial payment of 2,562,182 shares of Genzyme General Stock. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling $87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

    In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

    In December 2000, we acquired GelTex, a public company engaged in developing therapeutic products based on polymer technology, for an aggregate purchase price of approximately $1 billion, which we paid primarily in shares of Genzyme General Stock. We accounted for the acquisition as a purchase and allocated it to Genzyme General. Accordingly, the results of operations of GelTex are included in the combined financial statements of Genzyme General from December 14, 2000, the date of acquisition. As part of the acquisition of GelTex, we acquired GelTex's interest in RenaGel LLC, our joint venture with GelTex. Our consolidated financial statements and the combined financial statements of Genzyme General reflect the consolidation of RenaGel LLC from the date of acquisition of GelTex. Prior to the acquisition of GelTex, we accounted for our investment in RenaGel LLC under the equity method.

    The components of Genzyme General's combined statements of operations are described in the following table:

                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues..................  $255,052   $192,165        33%     $716,743   $549,485        30%
                                  --------   --------                --------   --------

Cost of products and services
  sold..........................    59,227     54,355         9%      175,491    141,398        24%
Selling, general and
  administrative................    92,386     41,780       121%      217,475    122,974        77%
Research and development
  (including research and
  development related to
  contracts)....................    49,726     25,567        94%      132,317     83,701        58%
Amortization of intangibles.....    19,221      1,983       869%       55,073      5,962       824%
Purchase of in-process research
  and development...............    86,800         --       N/A        95,568         --       N/A
                                  --------   --------                --------   --------
    Total operating costs and
      expenses..................   307,360    123,685       149%      675,924    354,035        91%
                                  --------   --------                --------   --------
Operating income (loss).........   (52,308)    68,480      (176)%      40,819    195,450       (79)%
Other income (expenses), net....   (25,903)     6,902      (475)%     (41,488)    38,986      (206)%
                                  --------   --------                --------   --------
Income (loss) before income
  taxes.........................   (78,211)    75,382      (204)%        (669)   234,436      (100)%
Provision for income taxes......    (3,495)   (24,409)      (86)%     (34,174)   (74,164)      (54)%
                                  --------   --------                --------   --------
Division net income (loss)
  before cumulative effect of
  change in accounting
  principle.....................   (81,706)    50,973      (260)%     (34,843)   160,272      (122)%
Cumulative effect of change in
  accounting principle, net of
  tax...........................        --         --        --         4,167         --       N/A
                                  --------   --------                --------   --------
Division net income (loss)......  $(81,706)  $ 50,973      (260)%    $(30,676)  $160,272      (119)%
                                  ========   ========                ========   ========

REVENUES

    The components of Genzyme General's total revenues are described in the following table:

                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue.................  $234,875   $176,891        33%     $656,121   $503,700        30%
Service revenue.................    17,853     15,115        18%       54,390     45,296        20%
                                  --------   --------                --------   --------
    Total product and service
      revenue...................   252,728    192,006        32%      710,511    548,996        29%
Research and development
  revenue.......................     2,324        159     1,362%        6,232        489     1,174%
                                  --------   --------                --------   --------
    Total revenues..............  $255,052   $192,165        33%     $716,743   $549,485        30%
                                  ========   ========                ========   ========

PRODUCT AND SERVICE REVENUE

    The following table sets forth Genzyme General's product and service revenue on a segment basis:

                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue:
  Therapeutics:
  Cerezyme-Registered Trademark-
      and
  Ceredase-Registered Trademark-
      enzymes...................  $143,048   $136,744        5%      $423,991   $400,203        6%
   Renagel-Registered Trademark-
      phosphate binder..........    52,356     13,814      279%       121,359     24,032      405%
    Other therapeutic
      products..................     6,718      3,282      105%        17,834     12,001       49%
                                  --------   --------                --------   --------
      Total Therapeutics........   202,122    153,840       31%       563,184    436,236       29%

  Diagnostic products...........    20,572     15,824       30%        54,786     46,601       18%
  Other.........................    12,181      7,227       69%        38,151     20,863       83%
                                  --------   --------                --------   --------
    Total product revenue.......   234,875    176,891       33%       656,121    503,700       30%
Service revenue:
  Other.........................    17,853     15,115       18%        54,390     45,296       20%
                                  --------   --------                --------   --------
Total product and service
  revenue.......................  $252,728   $192,006       32%      $710,511   $548,996       29%
                                  ========   ========                ========   ========

THERAPEUTICS

    Genzyme General's continued increase in product revenue for both the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, was primarily due to increased sales of Renagel-Registered Trademark- phosphate binder, which is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis, and continued growth in sales of Cerezyme-Registered Trademark- enzyme for the treatment of Type I Gaucher disease. Genzyme General began recording revenues from Renagel-Registered Trademark- phosphate binder during the second quarter of 2000 under an amended distribution arrangement with GelTex, which we acquired in December 2000. Prior to this amendment, revenues from Renagel-Registered Trademark- phosphate binder were recorded by RenaGel LLC, our joint venture with GelTex, and were $8.0 million for the three month period ended March 31, 2000.

    Sales of Renagel-Registered Trademark- phosphate binder in both the three and nine months ended September 30, 2001 include sales of capsules and the 800 mg tablet formulation. Genzyme General launched the tablet formulation in the United States during the third quarter of 2000. In the first quarter of 2001, the higher-than-anticipated demand for the 800 mg tablet formulation and certain production constraints resulted in a temporary shortage of this dosage form of Renagel-Registered Trademark- phosphate binder. Patients taking the 800 mg tablets were shifted to an equivalent dose of 400 mg
Renagel-Registered Trademark- tablets or 403 mg Renagel-Registered Trademark-capsules while Genzyme General built an inventory of 800 mg tablets to support our re-launch of this dosage form in June 2001. Despite the temporary shortage of the 800 mg tablet formulation, sales of Renagel-Registered Trademark-phosphate binder increased significantly in each of the three and nine months ended September 30, 2001 in comparison to the same periods of 2000 due to accelerating adoption of the product by nephrologists, as evidenced by significant increases in both renewal prescriptions and new prescriptions.

    The steady growth in sales of Cerezyme-Registered Trademark- enzyme in the three and nine months ended September 30, 2001 was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide, coupled with significant investment in our global infrastructure that has continued to increase international sales of this product. Additionally, Genzyme General continues to market Ceredase-Registered Trademark- enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme-Registered Trademark- enzyme.

    Genzyme General's results of operations are highly dependent on sales of Cerezyme-Registered Trademark- enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme-Registered Trademark- enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Genzyme General is aware of companies that have initiated efforts to develop competitive products, including one company that recently has applied for marketing approval for its product in the U.S. Other companies may attempt to develop competitive products in the future. Although orphan drug status for Cerezyme-Registered Trademark- enzyme, which provided us with exclusive marketing rights for Cerezyme-Registered Trademark- enzyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme-Registered Trademark- enzyme until 2010 and the composition of Cerezyme-Registered Trademark- enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject Cerezyme-Registered Trademark- enzyme to increased competition which may decrease the amount of revenue we receive from this product or the growth of that revenue.

    The following table provides information regarding the change in sales of Genzyme General's Gaucher disease therapies as a percentage of total product revenue during the periods presented:

                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                  -------------------   (DECREASE)   -------------------   (DECREASE)
                                    2001       2000      % CHANGE      2001       2000      % CHANGE
                                  --------   --------   ----------   --------   --------   ----------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales of
  Cerezyme-Registered Trademark-
  and
  Ceredase-Registered Trademark-
  enzymes.......................  $143,048   $136,744        5%      $423,991   $400,203        6%
% of total product revenue......        61%        77%                     65%        79%

    Although sales of Genzyme General's Gaucher disease therapies continue to increase, the decline as a percentage of total product revenue is a trend we expect will continue in the future. Genzyme General expects that growth in the sales of Renagel-Registered Trademark- phosphate binder will continue to increase. Revenue from sales of Renagel-Registered Trademark- phosphate binder represented approximately 22% of Genzyme General's total product revenue for the three month period ended September 30, 2001, as compared to 8% for the same period a year ago. For the nine-month period ended September 30, 2001, sales of Renagel-Registered Trademark- phosphate binder represented approximately 18% of Genzyme General's total product revenue as compared to 5% for the same period a year ago

    Other therapeutics revenue for each period includes sales of Thyrogen-Registered Trademark- hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer. Revenue for Thyrogen-Registered Trademark- hormone increased for the three months and nine months ended September 30, 2001, as compared to the same periods a year ago, due primarily to increased market penetration. Other therapeutics revenue also increased due to increased sales of Fabrazyme-TM- enzyme in France under an Authorisation Temporaire d'utilisation from the French Medicines Agency.

DIAGNOSTIC PRODUCTS

    Diagnostic products revenues increased for the three and nine-month periods ended September 30, 2001, as compared to the same periods in 2000, due primarily to increased sales of infectious disease testing products and HDL and LDL cholesterol testing products. Also contributing to the increase for both periods is the addition of sales of point of care rapid diagnostic tests for pregnancy and infectious diseases that we obtained through our acquisition of Wyntek, which we acquired in June 2001. Diagnostic product revenue also includes royalties on product sales by Techne Corporation's biotechnology group.

OTHER PRODUCT AND SERVICE REVENUE

    The increase in other product revenue for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, was primarily attributable to increased sales of lipids and peptides for drug delivery. The increase in service revenue in each of the three and nine months ended
September 30, 2001 is due to increased sales of genetic testing services attributable to expanded presence in the prenatal market and a broader test menu in oncology.

RESEARCH AND DEVELOPMENT REVENUE

    The increase in research and development revenue in the three months ended September 30, 2001 was primarily attributable to $1.3 million of revenue recognized by Genzyme General in connection with our collaboration agreements for the development of a second-generation lipid-altering product, for which there were no similar amounts in the same period of 2000, and $1.0 million of additional research and development services Genzyme General performed on behalf of Genzyme Transgenics. For the nine months ended September 30, 2001, research and development revenue increased primarily due to $3.5 million of revenue recognized by Genzyme General in connection with our collaboration agreements for the development of a second-generation lipid-altering product for which there were no similar amounts in the same period of 2000 and $2.7 million of additional revenue from research and development services we performed on behalf of Genzyme Transgenics.

INTERNATIONAL PRODUCT AND SERVICE REVENUE

    A substantial portion of Genzyme General's revenue was generated outside of the United States. Most of these revenues were attributable to sales of Cerezyme-Registered Trademark- enzyme. International sales of Cerezyme-Registered Trademark- enzyme increased 9% to $73.8 million in the three month period ended September 30, 2001 from $67.7 million in the same period last year. International sales of Cerezyme-Registered Trademark- enzyme increased 10% to $223.0 million for the nine month period ended September 30, 2001 from $203.5 million for the same period last year. Despite an approximate 1% decline in the average exchange rate of the euro for the three month period ended September 30, 2001, as compared to a year ago, and an approximate 5% decline in the average exchange rate of the euro for the nine month period ended
September 30, 2001, as compared to a year ago, international sales of Cerezyme-Registered Trademark- enzyme increased for both periods due primarily to the continued identification of new Gaucher disease patients worldwide, coupled with significant investment in our global infrastructure. International product and service revenue as a percent of total product and service revenue decreased in both the three and nine months ended September 30, 2001 due primarily to increased sales of Renagel-Registered Trademark- phosphate binder in the United States.

    The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                    -------------------   (DECREASE)   -------------------   (DECREASE)
                                      2001       2000      % CHANGE      2001       2000      % CHANGE
                                    --------   --------   ----------   --------   --------   ----------
                                         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
International product and service
  revenue.........................  $94,555    $80,585        17%      $280,022   $237,592       18%
% of total product and service
  revenue.........................       37%        42%                      39%        43%

MARGINS

                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2001       2000      % CHANGE      2001       2000      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin.......................  $186,541   $131,701       42%      $512,424   $389,239       32%
% of product revenue.................        79%        74%                     78%        77%

Service margin.......................     6,960      5,950       17%        22,596     18,359       23%
% of service revenue.................        39%        39%                     42%        41%

Total gross margin...................  $193,501   $137,651       41%      $535,020   $407,598       31%
% of total product and service
  revenue............................        77%        72%                     75%        74%

    Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme-Registered Trademark- enzyme, result in higher margins than diagnostic products.

PRODUCT MARGIN

    Product margin for the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, increased primarily as a result of increased sales of Renagel-Registered Trademark- phosphate binder and Cerezyme-Registered Trademark- enzyme. This increase was partially offset by charges to cost of products sold of $8.2 million for the nine months ended September 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000. Product margin as a percentage of product revenue increased for the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago. The increase for the three months ended September 30, 2001 as compared to the same period a year ago was primarily attributable to a 33% increase in product revenue, driven by increased sales of both Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark- phosphate binder, partially offset by a 7% increase in the cost of products sold for the same period. The increase for the nine months ended September 30, 2001 as compared to the same period a year ago was primarily attributable to a 30% increase in product revenue, driven by increased sales of both Cerezyme-Registered Trademark- enzyme and Renagel-Registered Trademark- phosphate binder, partially offset by a 26% increase in the cost of products sold for the same period. We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to the lower margins normally attributable to Renagel-Registered Trademark- phosphate binder, combined with our building of additional manufacturing capacity in both the United Kingdom and Ireland and as we experience a product mix shift as sales of diagnostics products and services continue to increase.

SERVICE MARGIN

    Service margin for the three and nine month periods ended September 30, 2001 increased, as compared to the same periods a year ago, primarily due to increased sales of higher margin DNA and cancer testing services. While this trend continued, service margin as a percentage of service revenue was unchanged for the three month period ending September 30, 2001, as compared to the same period a year ago, and increased only slightly for the nine month period ended September 30, 2001. This was primarily attributable to service revenue increasing at a rate greater than the rate of increase for cost of services sold for both periods of 2001. For the three month period ending September 30, 2001, a service revenue increase of 18% was offset by a 19% increase in the cost of services sold as compared to the same period a year ago. For the nine month period ending September 30, 2001, a service revenue increase of 20% was offset by a 18% increase in the cost of services sold as compared to the same period a year ago.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for both the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, is related to:

    - increased staffing to support the growth in several of Genzyme General's product lines;

    - increased expenditures to support the increased sales of Cerezyme-Registered Trademark- enzyme, to drive the growth in sales of Renagel-Registered Trademark- phosphate binder and
      Thyrogen-Registered Trademark- hormone, and to prepare for the commercialization of Fabrazyme-TM- enzyme; and

    - the addition of expenses from GelTex and Wyntek.

    Selling, general and administrative expenses for the three and nine months ended September 30, 2001 included $27.0 million of charges resulting from Pharming Group, N.V.'s decision to file for and operate under a court supervised receivership. Included was a write-off of the $10.2 million in principal and accrued interest due to us under the 7% senior convertible note issued to us by Pharming Group and a charge of $16.8 million representing our obligation to fund the continued production of transgenic human alpha-glucosidase enzyme through 2003. As a result of Pharming Group's failure to make payments to fund our joint venture for the development of a CHO-cell product for Pompe disease under a strategic alliance agreement, we terminated this agreement in August and have assumed full operational and financial responsibility for the development of the CHO-cell product. Our joint venture with Pharming Group covering a transgenic product for Pompe disease remains in place. We do not intend to commercialize this product, but have committed to fund its production for the nine patients participating in a clinical trial extension until those patients can be transitioned to a CHO-cell product.

    The increase in research and development expenses for both the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, is attributable to:

    - the cost of post-marketing clinical development efforts for Renagel-Registered Trademark- phosphate binder, which was included in equity in net loss of unconsolidated affiliates before we purchased GelTex;

    - the addition of spending on the C. DIFFICILE colitis, DENSPM, iron chelation, oral mucositis, anti-obesity, and GT102-279 programs as a result of our acquisition of GelTex;

    - increased spending on Genzyme General's program to develop Fabrazyme-TM-enzyme for the treatment of Fabry disease; and

    - increased spending on other internal programs.

    Research and development expenses for the three and nine months ended September 30, 2001, reflects a charge of $4.7 million, representing the net amount owed by Pharming Group to the CHO-cell product joint venture we previously formed with Pharming Group that we believe is uncollectable. Research and development expenses for the nine months ended September 30, 2000 included a charge of $19.5 million representing initial amounts payable to Synpac (North Carolina), Inc. under a license granted to us by Synpac to develop and commercialize a human alpha-glucosidase enzyme replacement therapy for Pompe disease, which was offset in part by a $10.3 million research and development reimbursement from Pharming Group.

    In connection with our acquisition of GelTex on December 14, 2000, we converted options to purchase shares of GelTex common stock into options to purchase shares of Genzyme General Stock. In accordance with FIN 44, at the date of acquisition we allocated the intrinsic value for the unvested portion of these options of $10.2 million to deferred compensation, a component of division equity. We are amortizing this amount to operating expense over the remaining vesting period of one year from the date of acquisition. We are allocating the expense to the appropriate expense categories of Genzyme General's statements of operations based on the functional responsibility of each employee or option holder. For the three months ended September 30, 2001, Genzyme General recorded $2.4 million of compensation expense related to these options, of which $1.9 million was charged to research and development expense and $0.5 million was charged to selling, general and administrative expense. For the nine months ended September 30, 2001, Genzyme General recorded $7.3 million of compensation expense related to these options, of which $6.0 million was charged to research and development expense and $1.3 million was charged to selling, general and administrative expense. At September 30, 2001, $2.4 million remained in deferred compensation, all of which we will fully amortize by December 31, 2001.

    In connection with our acquisition of Novazyme on September 26, 2001, we converted options, warrants and rights to purchase shares of Novazyme common stock into options, warrants and rights to purchase shares of Genzyme General Stock. In accordance with FIN 44, at the date of acquisition we allocated the $2.6 million intrinsic value of the portion of the unvested options related to the future service period to deferred compensation. We are amortizing this amount to operating expense over the remaining vesting period of 22 months from the date of acquisition. We are allocating the expense to the appropriate expense categories of Genzyme General's combined statements of operations based on the functional responsibility of each option holder.

AMORTIZATION OF INTANGIBLES

    The increase in amortization of intangibles for both the three and nine month periods ended September 30, 2001 is primarily attributable to intangible assets acquired in connection with the acquisition of GelTex in December 2000 and Wyntek in June 2001.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

NOVAZYME

    In connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we have allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform.

    Our management assumes responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the probability-adjusted net cash flows expected to result once the technology has reached technological feasibility and is utilized in the treatment of certain LSDs. A discount rate of 16% was applied to estimate the present value of these cash flows and is consistent with the overall risks of the platform technology. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology and adjusted the future cash flows to reflect the contribution of value from these assets. In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered. The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. We currently estimate that it will take approximately three years and an investment of approximately $75 million-$100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform. However, our current estimates of the time and investment required to develop the technology platform may change depending on the different applications of the technology we may choose to pursue. We cannot guarantee that any projects based on these technology platforms will ever reach feasibility or develop into products that we can profitably market. In addition, we cannot give you any assurances that we will be able to develop and commercialize products based on these technology platforms before our competitors develop and commercialize products for the same indications. If we do not successfully develop and commercialize products based on these technology platforms, our results of operations could be materially affected.

WYNTEK

    In connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Our management assumes responsibility for determining the IPR&D valuation and engaged an independent third-party appraisal company to assist in the valuation of the intangible assets acquired. We estimated the fair value assigned to purchased IPR&D by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. We applied a discount rate of 25% to estimate the present value of these cash flows, which is consistent with the risks of the project. In estimating future cash flows, management considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets. The value assigned to purchased IPR&D was the amount attributable to the efforts of Wyntek up to the time of acquisition.

    In the allocation of purchase price to IPR&D, the concept of alternative future use was specifically considered for the program under development. The acquired IPR&D consists of Wyntek's work to complete the program. There are no alternative uses for the in-process program in the event that the program fails in clinical trials or is otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for us as defined by generally accepted accounting principles. Consequently, in accordance with generally accepted accounting principles, the amount allocated to IPR&D was charged as an expense in our financial statements for the nine months ended September 30, 2001. We are amortizing the remaining acquired intangible assets arising from the acquisition on a straight-line basis over their estimated lives, which range from 5 years to 10 years.

    Below is a brief description of the IPR&D program associated with Wyntek's cardiovascular disease diagnostic product, including an estimation of when management believes we may realize revenues from the sale of this product.

    Wyntek currently is developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The intended use of the device is to read reaction strips at the patient's bedside or in an emergency room setting. We expect to complete the regulatory review process and file an application for marketing approval in early 2002 and begin selling the product during the second half of 2002. Studies to date have demonstrated the viability of this product but there can be no assurance that the regulatory authorities will approve this product.

GELTEX

    In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which Genzyme General recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of September 30, 2001, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and receive FDA or other regulatory approval prior to commercialization. We cannot guarantee that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can we guarantee that Genzyme General will be able to develop and commercialize these products before our competitors develop and commercialize products for these indications. If these products are not successfully developed and do not become commercially viable, our results of operations could be materially affected.

    Below is a brief description of the GelTex IPR&D projects, including an estimation of when management believes Genzyme General may realize revenues from the sales of these products in the respective application:

                                                                                                      ESTIMATED
                                                                                                       COST TO
                                                                                       VALUE AT      COMPLETE AT
                                                                                      ACQUISITION   SEPTEMBER 30,
       PROGRAM               PROGRAM DESCRIPTION            DEVELOPMENT STATUS           DATE           2001
---------------------   -----------------------------  -----------------------------  -----------   -------------
                                                                                             (IN MILLIONS)
Renagel-Registered Trademark- Non-absorbed polymer     - Clinical studies scheduled      $ 19.7       $   13.2
phosphate binder        phosphate binder for the       for completion in 2002, 2003
                        treatment of hyperphospatemia    and 2004

C. DIFFICILE colitis    Program to develop a toxin-    - Phase 2 studies initiated         37.4           31.1
                        binding polymer for the        in 2000
                        treatment and prevention of    - U.S. marketing approval for
                        antibiotic induced C.            this product is expected by
                        DIFFICILE colitis                2006

Oral Mucositis          Focuses on the development of  - IND expected to be filed in       17.8           22.3
                        a topical mouth rinse that       the fourth quarter of 2002
                        combines barrier material and  - Product launch expected in
                        antimicrobial polymers to        2006
                        create an anti-infective
                        mechanism against oral
                        mucositis, a common side
                        effect of radiation therapy
                        and chemotherapy

DENSPM                  Focuses on the development of  - Phase 1 safety study and           3.4           28.9
                        a compound for the treatment     dose-ranging studies
                        of mild to moderate psoriasis    scheduled for the fourth
                                                         quarter of 2001
                                                       - No further development
                                                         planned

Iron Chelation          Focuses on the prevention and  - Expected to file an IND in        15.7           27.8
                        treatment of transfusional or    the fourth quarter of 2001
                        hereditary iron overload       - Product launch expected in
                                                         2006

Anti-Obesity            Builds on GelTex's expertise   - Expected to file an IND in        17.8           35.9
                        in non-absorbed polymers and     late 2002
                        focuses on the development of  - Product launch expected in
                        a compound that will inhibit     2007
                        lipase and bind fat

GT102-279               Second generation lipid-       - Development on hold                6.2          N/A(1)
                        lowering compound with
                        attributes of GelTex's
                        WelChol-TM- lipid lowering
                        agent
                                                                                         ------       --------

                                                                                         $118.0       $  159.2
                                                                                         ======       ========

--------------------------

(1) Future development costs will be funded by our collaboration partner.

OTHER INCOME AND EXPENSES

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                   -------------------   (DECREASE)   -------------------   (DECREASE)
                                     2001       2000      % CHANGE      2001       2000      % CHANGE
                                   --------   --------   ----------   --------   --------   ----------
                                        (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of
  unconsolidated affiliates......  $ (8,110)  $(11,420)      (29)%    $(27,605)  $(30,866)      (11)%
Gain on affiliate sale of
  stock..........................       212      2,419       (91)%         212     22,689       (99)%
Gain (loss) on investments in
  equity securities..............   (24,464)     8,544      (386)%     (25,996)    22,709      (214)%
Minority interest in net loss of
  subsidiary.....................       260        977       (73)%       2,259      3,185       (29)%
Other............................    (1,227)       (43)    2,753%       (5,115)     5,110      (200)%
Investment income................    13,125     11,072        19%       34,136     27,798        23%
Interest expense.................    (5,699)    (4,647)       23%      (19,379)   (11,639)       67%
                                   --------   --------                --------   --------
    Total other income
      (expenses).................  $(25,903)  $  6,902      (475)%    $(41,488)  $ 38,986      (206)%
                                   ========   ========                ========   ========

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

    Genzyme General recorded in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Pharming Group and Diacrin. Included in the three and nine month periods ended September 30, 2000 are losses from RenaGel LLC, in which we and GelTex each owned a 50% interest. We acquired GelTex, including its 50% interest in RenaGel LLC, in December 2000. In connection with the merger, we allocated our 50% interest in RenaGel LLC to GelTex. We have consolidated the results of RenaGel LLC in Genzyme General's combined financial statements from the date of acquisition. RenaGel LLC was merged into GelTex effective October 1, 2001. Prior to our acquisition of the remaining 50% interest in RenaGel LLC, we included our proportionate share of the results of RenaGel LLC in equity in net loss of unconsolidated affiliates. Genzyme General's equity in the net losses of RenaGel LLC was $4.1 million in the three months ended September 30, 2000 and $10.1 million in the nine months ended September 30, 2000. Excluding these losses, Genzyme General's equity in net loss of unconsolidated affiliates increased in both the three and nine months ended September 30, 2001, due primarily to increased losses from our joint venture with BioMarin, our joint ventures with Pharming Group (one of which we terminated in August 2001), and our equity position in Genzyme Transgenics, which were offset in part by decreased losses from our joint venture with Diacrin. Also included in the three and nine month periods ended September 30, 2001 are losses from Genzyme/Pharming Alliance LLC, which was the vehicle for our joint venture with Pharming Group for the development of a CHO-cell derived product for the treatment of Pompe disease. We terminated our strategic alliance agreement with Pharming covering this joint venture in August 2001. As a result, we have included 100% of the losses of Genzyme/ Pharming Alliance LLC since August 23, 2001.

GAIN ON AFFILIATE SALE OF STOCK

    During the nine months ended September 30, 2000, in accordance with our policy pertaining to affiliate sales of stock, Genzyme General recognized gains of $22.7 million due to the issuance by Genzyme Transgenics, an unconsolidated affiliate, of additional shares of Genzyme Transgenics Corporation common stock.

GAIN (LOSS) ON INVESTMENTS IN EQUITY SECURITIES

    In the quarter ended September 30, 2001, Genzyme General recorded charges of $11.8 million in connection with our investment in the ordinary shares of Cambridge Antibody Technology Group plc and $4.5 million in connection with our investment in the common stock of Targeted Genetics, because we considered the decline in the value of these investments to be other than temporary. Given the significance and duration of the declines as of the end of the quarter, we concluded that it was unclear over what period the recovery of the stock price for each of these investments would take place and that, accordingly, any evidence suggesting that the investments would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of each of these investments.

    In August 2001, Pharming Group announced that it would file for receivership in order to seek protection from its creditors. In the quarter ended
September 30, 2001, Genzyme General recorded a charge of $8.5 million, representing an at cost write-off of our investment in Pharming common stock.

    In April 2001, Antigenics announced that it had entered into a definitive merger agreement with Aronex. The merger was completed in July 2001. Under the terms of the merger agreement, we received 0.0594 of a share of Antigenics common stock for each share of Aronex common stock that we held. As a result of this merger, Genzyme General recorded a $1.2 million charge to reflect the fair market value of our investment in Aronex at June 30, 2001.

    In the third quarter of 2000, Genzyme General recorded a realized gain of $10.9 million upon the sale of a portion of our investment in Genzyme Transgenics common stock. In the second quarter of 2000, Genzyme General recorded a realized gain of $5.5 million upon the sale of a portion of our investment in Genzyme Transgenics common stock that was offset by the reversal of a $1.9 million valuation allowance related to previously recognized capital losses. Genzyme General also recognized a realized gain of $7.6 million resulting from the acquisition of Celtrix Pharmaceuticals, Inc. by Insmed Pharmaceuticals, Inc. in which our shares of Celtrix common stock were exchanged on a one-for-one basis for shares of Insmed common stock.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

    Due to our combined direct (until July 2001) and indirect interest in ATIII LLC, our joint venture with Genzyme Transgenics for the development and commercialization of ATIII, Genzyme General consolidated the results of ATIII LLC and recorded Genzyme Transgenics' portion of the losses of that joint venture as minority interest. Minority interest increased in the three and nine months ended September 30, 2001 due to a change in the funding agreement for the joint venture in March 2001, retroactive to January 1, 2001, which increased Genzyme Transgenics's portion of the losses incurred by ATIII LLC to 50% until July 2001 and 100% thereafter as compared to 26% for the same periods a year ago.

    In July 2001, we transferred our 50% ownership interest in ATIII LLC to Genzyme Transgenics. In exchange for our interest in the joint venture, we will receive a royalty on worldwide net sales (excluding Asia) of its products based on ATIII beginning three years after the first commercial sale of each such product up to a cumulative maximum amount of $30.0 million.

INVESTMENT INCOME

    Genzyme General's investment income increased for the three and nine months ended September 30, 2001 due primarily to higher average cash balances as compared to the same periods a year ago. In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due 2021. Net proceeds from the offering were approximately
$562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General. Genzyme General used a portion of the net proceeds from the private placement of the debentures to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General.

INTEREST EXPENSE

    Genzyme General's interest expense increased for the three and nine months ended September 30, 2001, as compared to the same periods a year ago, primarily due to additional interest expense resulting from the $150.0 million of debt drawn on our revolving credit facility in December 2000 as part of the financing of the GelTex acquisition, and the private placement of $575.0 million in principal of 3% convertible debentures issued in May 2001.

TAX PROVISION

                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                 SEPTEMBER 30,       INCREASE/        SEPTEMBER 30,        INCREASE/
                              --------------------   (DECREASE)   ----------------------   (DECREASE)
                                2001        2000      % CHANGE       2001        2000       % CHANGE
                              ---------   --------   ----------   ----------   ---------   ----------
                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Provision for income
  taxes.....................    $(3,495)  $(24,409)    (86)%        $(34,174)   $(74,164)    (54)%
Effective tax rate..........         (4)%       32%                   (5,108)%        32%

    Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

    - provision for state income taxes;

    - use of a foreign sales corporation;

    - nondeductible charges for IPR&D;

    - nondeductible amortization of intangibles; and

    - use of tax credits.

    The decrease in Genzyme General's effective tax rate for both the three and nine month periods ended September 30, 2001, as compared to the same periods a year ago, was primarily attributable to nondeductible charges for IPR&D resulting from our acquisitions of Wyntek in June 2001 and Novazyme in September 2001 and nondeductible amortization of intangibles consisting largely of goodwill resulting from our acquisition of GelTex in December 2000. The tax benefit for the nine months ended September 30, 2001 includes a $2.2 million benefit resulting from our release of excess tax reserves.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship, and, if it is, the type of hedge relationship.

    In accordance with the transition provisions of SFAS 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statements of operations for the nine months ended
September 30, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended September 30, 2001, Genzyme General recorded a pre-tax charge of $1.2 million in other expense to reflect the change in value of certain common stock warrants from July 1, 2001 to September 30, 2001. For the nine months ended September 30, 2001, Genzyme General recorded a pre-tax charge of $5.0 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2001 to September 30, 2001. Genzyme General also recorded a charge of $1.7 million in division equity for the nine months ended September 30, 2001, to reflect the change in value of our interest rate swap contract during the period, net of tax.

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

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

    The following discussion summarizes key factors our management believes necessary for an understanding of Genzyme Biosurgery's financial statements.

    In June 2001, we acquired the remaining 78% of Focal, Inc., a public company and developer of synthetic biopolymers used in surgery, that we did not already own for a payment of 2,086,151 shares of Biosurgery Stock. We allocated the acquired assets and liabilities to Genzyme Biosurgery and accounted for the acquisition as a purchase. Accordingly, the results of operations of Focal are included in the results of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

    In December 2000, we acquired Biomatrix, Inc., a public company that develops, manufactures, markets and sells a series of proprietary viscoelastic and viscosupplementation products based on hyaluronan technology that are used in therapeutic medical applications and skin care for an aggregate purchase price of $426.2 million. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Immediately prior to the acquisition, we combined two of our operating divisions, Genzyme Surgical Products and Genzyme Tissue Repair, to form a new division called Genzyme Biosurgery. We allocated the acquired assets and liabilities of Biomatrix to Genzyme Biosurgery. The combination of Genzyme Surgical Products and Genzyme Tissue Repair to form Genzyme Biosurgery did not result in any adjustments to the book values of the net assets of the divisions because they remained divisions of the same corporation. We present the financial statements of Genzyme Biosurgery as though the divisions had been combined for all periods presented, and include the operations of Biomatrix from December 18, 2000, the date of acquisition.

    The components of Genzyme Biosurgery's combined statements of operations are described in the following table:

                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                       -------------------   (DECREASE)   -------------------   (DECREASE)
                                         2001       2000      % CHANGE      2001       2000      % CHANGE
                                       --------   --------   ----------   --------   --------   ----------
                                            (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Total revenues.......................  $ 63,219   $ 34,607        83%     $177,739   $105,812        68%
                                       --------   --------                --------   --------
Cost of products and services sold...    30,276     21,442        41%       96,993     60,119        61%
Selling, general and
  administrative.....................    27,827     23,288        19%       93,816     68,095        38%
Research and development.............    12,352      8,935        38%       35,027     26,230        34%
Amortization of intangibles..........    11,729      1,426       723%       35,042      4,279       719%
                                       --------   --------                --------   --------
  Total operating costs and
  expenses...........................    82,184     55,091        49%      260,878    158,723        64%
                                       --------   --------                --------   --------

Operating loss.......................   (18,965)   (20,484)       (7)%     (83,139)   (52,911)       57%
Other income (expenses), net.........    (2,560)       960      (367)%     (11,321)     3,975      (385)%
                                       --------   --------                --------   --------
Division net loss....................  $(21,525)  $(19,524)       10%     $(94,460)  $(48,936)       93%
                                       ========   ========                ========   ========

REVENUES

                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           SEPTEMBER 30,        INCREASE/       SEPTEMBER 30,      INCREASE/
                                       ----------------------   (DECREASE)   -------------------   (DECREASE)
                                         2001          2000      % CHANGE      2001       2000      % CHANGE
                                       --------      --------   ----------   --------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product revenue:
  Cardiothoracic.....................  $16,386       $18,804        (13)%    $ 52,042   $ 58,240       (11)%
  Orthopaedics.......................   25,492            --        N/A        63,269         --       N/A
  Biosurgical specialties............   15,206        10,950         39%       44,830     30,565        47%
                                       -------       -------                 --------   --------
    Total product revenue............   57,084        29,754         92%      160,141     88,805        80%
                                       -------       -------                 --------   --------

Service revenue:
  Orthopaedics.......................    4,164         4,021          4%       13,292     13,130         1%
  Biosurgical specialties............    1,971           831        137%        4,301      3,854        12%
                                       -------       -------                 --------   --------
    Total service revenue............    6,135         4,852         26%       17,593     16,984         4%
                                       -------       -------                 --------   --------

Research and development revenue:
  Biosurgical specialties............       --             1       (100)%           5         23       (78)%
                                       -------       -------                 --------   --------
    Total research and development
      revenue........................       --             1       (100)%           5         23       (78)%
                                       -------       -------                 --------   --------
    Total revenues...................  $63,219       $34,607         83%     $177,739   $105,812        68%
                                       =======       =======                 ========   ========

    The decrease in cardiothoracic revenue for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, was due to decreased sales of chest drainage systems resulting from competitive pricing pressures in that market, as well as our withdrawal from certain commodity suture lines in Europe. The decrease in each period was offset, in part, by the continued growth in sales of minimally invasive cardiac surgery products and the sales revenue from the FocalSeal-Registered Trademark--L surgical sealant. We added FocalSeal-Registered Trademark--L surgical sealant to the cardiothoracic product category in the third quarter of 2000 pursuant to a distribution and marketing agreement with Focal which, prior to our acquisition of Focal in June 2001, provided us with exclusive distribution rights for this product in North America.

    The orthopaedics product revenue increased for the three and nine months ended September 30, 2001, as compared to the same periods of 2000, due primarily to sales of Synvisc-Registered Trademark- viscosupplementation product, which we added to the orthopaedics product category in December 2000 through our acquisition of Biomatrix.

    The increase in biosurgical specialties product revenue in the three and nine months ended September 30, 2001, as compared to the same periods of 2000, was due primarily to increases in sales of Seprafilm-TM- bioresorbable membrane and Sepramesh-TM- biosurgical composite. An increase in sales to original equipment manufacturers and sales generated from Hylaform-Registered Trademark-and skin care products, which were added to the biosurgical specialties product category in December 2000, also contributed to the overall increase in biosurgical specialties product revenue.

    International revenue as a percentage of total revenue for the three months ended September 30, 2001 was 18%, as compared to 25% in the same period of 2000. International revenue as a percentage of total revenue for the nine months ended September 30, 2001 was 20%, as compared to 25% in the same period of 2000. International product and service revenue as a percent of total product and service revenue decreased in both the three and nine months ended September 30, 2001 due primarily to the addition of sales of Synvisc-Registered Trademark-viscosupplementation product, which is sold predominantly in the United States. In addition, the average exchange rate for the euro declined 1% for the three months ended September 30, 2001 and 5% for the nine months ended September 30, 2001, as compared to the same periods a year ago.

MARGINS

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2001       2000      % CHANGE      2001       2000      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Product margin......................  $29,956    $11,215       167%      $72,244    $37,635        92%
  % of product revenue..............       52%        38%                     45%        42%

Service margin......................  $ 2,987    $ 1,949        53%      $ 8,497    $ 8,035         6%
  % of service revenue..............       49%        40%                     48%        47%

Total gross margin..................  $32,943    $13,164       150%      $80,741    $45,670        77%
  % of total product and service
    revenue.........................       52%        38%                     45%        43%

    Genzyme Biosurgery provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins vary significantly depending on the category of product or service.

    Genzyme Biosurgery recorded a charge to cost of products sold of $11.3 million for the nine months ended September 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of Biomatrix in December 2000. Additionally, Genzyme Biosurgery included a
$1.0 million charge related to the underfunding of an acquired retirement plan in cost of products sold. Excluding the adjustments described above, product margins increased in the three and nine months ended September 30, 2001, as compared to the same periods in 2000, as a result of an increase in sales of higher margin products such as Synvisc-Registered Trademark-viscosupplementation product and devices for minimally invasive cardiac surgery in each period of 2001.

    Service margins for services allocated to Genzyme Biosurgery increased for the three months ended September 30, 2001, as compared to the same period a year ago, due primarily to growth in sales of Epicel-Registered Trademark- skin graft services for the treatment of severe burns. Service margins for services allocated to Genzyme Biosurgery increased for the nine months ended
September 30, 2001, in comparison to the same period last year, due primarily to sales of Epicel-Registered Trademark- skin graft services and a reduction in manufacturing personnel.

OPERATING EXPENSES

    The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2001, as compared to the same period in 2000, was due to the additional selling, general and administrative expenses related to the Biomatrix business, which we purchased in December 2000 and an increase in patent litigation costs which were $1.0 million for the three months ended September 30, 2001 and $2.2 million for the nine months ended
September 30, 2001. In addition, for the nine months ended September 30, 2001, Genzyme Biosurgery recorded $5.5 million in costs associated with the consolidation of European operations.

    Genzyme Biosurgery's research and development expenses increased during the three and nine months ended September 30, 2001 as compared to the same period in 2000 due to an increase in spending for orthopaedics development programs. This increase in spending was primarily a result of the addition of the Synvisc-Registered Trademark- viscosupplementation product to the orthopaedics line in December 2000 through our acquisition of Biomatrix.

AMORTIZATION OF INTANGIBLES

    The increase in amortization of intangibles for the three and nine months ended September 30, 2001 was primarily attributable to intangible assets acquired since year end in connection with our acquisitions of Biomatrix in December 2000, the GDP Class A limited partnership interests in January 2001, and Class B limited partnership interests in August 2001.

    PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

    In December 2000, we acquired Biomatrix, a public company engaged in the development and manufacture of viscoelastic and viscosupplementation biomaterials for use in orthopaedic and other medical applications. We accounted for this acquisition as a purchase and allocated it to Genzyme Biosurgery. In connection with the acquisition of Biomatrix, we allocated approximately
$82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000.

    As of September 30, 2001, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to the projects reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and receive FDA or other regulatory approval prior to commercialization. We cannot guarantee that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can we guarantee that we will be able to develop and commercialize these products before our competitors develop and commercialize products for these indications. If these products are not successfully developed and do not become commercially viable, our results of operations could be materially affected.

    Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

                                                                                                      ESTIMATED
                                                                                                       COST TO
                                                                                       VALUE AT      COMPLETE AT
                                                                                      ACQUISITION   SEPTEMBER 30,
       PROGRAM               PROGRAM DESCRIPTION            DEVELOPMENT STATUS           DATE           2001
---------------------   -----------------------------  -----------------------------  -----------   -------------
                                                                                             (IN MILLIONS)
Visco-                  Use of elastoviscous           - European marketing approval     $33.8          $ 6.7
supplementation         solutions and viscoelastic       for
                        gels in disease conditions to  Synvisc-Registered Trademark-
                        supplement tissues and body      for use in the hip expected
                        fluids, alleviating pain and     by the end of 2001. U.S.
                        restoring normal function        trial scheduled for 2002.
                                                         Initiation of a next
                                                         generation
                                                       Synvisc-Registered Trademark-
                                                         program expected in fourth
                                                         quarter of 2001 with
                                                         possible U.S. market
                                                         approval in the second half
                                                         of 2004.

Visco-augmentation      Use of viscoelastic gels to    - U.S. clinical studies of          8.6            6.2
                        provide scaffolding for          Hylaform-Registered Trademark-
                        tissue regeneration or as an     expected to start in the
                        inert elastic filler for         fourth quarter of 2001 with
                        tissues of the skin and the      market launch expected in
                        subcutaneous and                 the second half of 2003
                        intermuscular connective
                        tissues
                                                       - We expect to engage a
                                                         development partner for
                                                       Hylagel-Registered Trademark-
                                                         Uro in 2002

Visco-separation        Use of viscoelastic gels and   - Clinical studies have been       39.7            6.6
                        membranes to separate tissues    initiated in the U.S.,
                        and to decrease formation of     Germany, France, the United
                        adhesions and excessive scars    Kingdom and Belgium for
                        after surgery.                   Sepragel-TM- Spine
                                                         (formerly
                                                       Hylagel-Registered Trademark-
                                                         Nuro). Completion of
                                                         patient enrollment is
                                                         expected by the first
                                                         quarter of 2002. Patient
                                                         follow-up expected to be
                                                         completed by the first
                                                         quarter of 2003 with U.S.
                                                         marketing approval
                                                         anticipated in first half
                                                         of 2004. European marketing
                                                         approval expected in the
                                                         second half of 2003, with
                                                         submissions for regulatory
                                                         approvals in the U.S.,
                                                         Canada and Europe
                                                         thereafter

                                                       - Expected product launch in
                                                         Europe by the second
                                                         quarter of 2002 and in the
                                                         U.S. by the fourth quarter
                                                         of 2002.
                                                                                         -----          -----

                                                                                         $82.1          $19.5
                                                                                         =====          =====

OTHER INCOME AND EXPENSES

                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           SEPTEMBER 30,        INCREASE/       SEPTEMBER 30,      INCREASE/
                                       ----------------------   (DECREASE)   -------------------   (DECREASE)
                                         2001          2000      % CHANGE      2001       2000      % CHANGE
                                       --------      --------   ----------   --------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Equity in net loss of unconsolidated
  affiliate..........................  $    --        $   --        N/A      $ (1,316)   $   --        N/A
Other................................       35            33          6%           80        75          7%
Investment income....................      431         1,274        (66)%       1,370     4,873        (72)%
Interest expense.....................   (3,026)         (347)       772%      (11,455)     (973)     1,077%
                                       -------        ------                 --------    ------
  Total other income (expenses)......  $(2,560)       $  960       (367)%    $(11,321)   $3,975       (385)%
                                       =======        ======                 ========    ======

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE

    In January 2001, Focal completed the exercise of its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated our investment in Focal to Genzyme Biosurgery. Genzyme Biosurgery recorded in equity in net loss of unconsolidated affiliate its portion of the results of Focal. Genzyme Biosurgery's equity in net loss of unconsolidated affiliate increased for the nine months ended September 30, 2001 when compared to the same period in 2000 because Genzyme Biosurgery did not own an equity interest in Focal in 2000. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock.

INVESTMENT INCOME

    Investment income decreased in the three and nine months ended September 30, 2001 when compared to the same periods of 2000 as a result of lower average cash balances.

INTEREST EXPENSE

    Interest expense increased primarily as a result of the $218.0 million of indebtedness outstanding as of September 30, 2001, under the portion of our revolving credit facility that we allocated to Genzyme Biosurgery. In December, 2000, we drew $200.0 million under this facility and allocated the proceeds to Genzyme Biosurgery to finance a portion of the cash component of the Biomatrix merger consideration.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

    The following discussion summarizes key factors our management believes necessary for an understanding of Genzyme Molecular Oncology's financial statements.

    The components of Genzyme Molecular Oncology's combined statements of operations are described in the following table:

                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30,        INCREASE/       SEPTEMBER 30,      INCREASE/
                                     ----------------------   (DECREASE)   -------------------   (DECREASE)
                                       2001          2000      % CHANGE      2001       2000      % CHANGE
                                     --------      --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Total revenues.....................  $ 1,224       $   635         93%     $  3,915   $  4,153        (6)%
                                     -------       -------                 --------   --------

Cost of revenues...................      668           104        542%        1,697        299       468%
Selling, general and
  administrative...................    1,817         1,311         39%        5,519      4,289        29%
Research and development...........    6,381         5,120         25%       19,610     13,772        42%
Amortization of intangibles........       --            --        N/A            --      5,420      (100)%
                                     -------       -------                 --------   --------
    Total operating costs and
      expenses.....................    8,866         6,535         36%       26,826     23,780        13%
                                     -------       -------                 --------   --------
Operating loss.....................   (7,642)       (5,900)        30%      (22,911)   (19,627)       17%
Other income (expenses), net.......      148           396        (63)%         812        489        66%
                                     -------       -------                 --------   --------
Loss before taxes..................   (7,494)       (5,504)        36%      (22,099)   (19,138)       15%
Tax benefit........................       --            --        N/A            --      1,214      (100)%
                                     -------       -------                 --------   --------
Division net loss..................  $(7,494)      $(5,504)        36%     $(22,099)  $(17,924)       23%
                                     =======       =======                 ========   ========

REVENUES

    The components of Genzyme Molecular Oncology's revenues are described in the following table:

                                               THREE MONTHS                        NINE MONTHS
                                                   ENDED                              ENDED
                                               SEPTEMBER 30,      INCREASE/       SEPTEMBER 30,      INCREASE/
                                            -------------------   (DECREASE)   -------------------   (DECREASE)
                                              2001       2000      % CHANGE      2001       2000      % CHANGE
                                            --------   --------   ----------   --------   --------   ----------
                                                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Licensing revenue.........................   $  484      $576        (16)%      $1,696     $4,046       (58)%
Royalty revenue...........................       36        59        (39)%         109        107         2%
Research and development revenue..........      704        --        N/A         2,110         --       N/A
                                             ------      ----                   ------     ------
    Total revenues........................   $1,224      $635         93%       $3,915     $4,153        (6)%
                                             ======      ====                   ======     ======

    Licensing revenue in the three and nine months ended September 30, 2001 included revenue recognized from a technology access fee associated with the cancer antigen discovery agreement with Purdue Pharma, L.P. that began in the fourth quarter of 2000 and from payments received under cancer diagnostic and SAGE-TM- license agreements. Licensing revenue decreased as compared to the same periods of 2000, due to a $2.0 million development milestone payment received in the first quarter of 2000 under a license agreement with Schering-Plough Ltd. for which no similar payment was received in 2001.

    Research and development revenue in the three and nine month periods ended September 30, 2001 was solely attributable to research performed on behalf of the cancer antigen discovery agreement with Purdue Pharma.

COST OF REVENUE

    Genzyme Molecular Oncology's cost of revenue includes:

    - work performed on the cancer antigen discovery agreement with Purdue Pharma; and

    - royalties paid to third parties.

    Cost of revenue increased in the three and nine months ended September 30, 2001 primarily as a result of the work performed under the Purdue Pharma cancer antigen discovery agreement that began in the fourth quarter of 2000.

OPERATING EXPENSES

    Genzyme Molecular Oncology's selling, general and administrative expenses increased for the three and nine months ended September 30, 2001 as compared to the same periods a year ago as a result of enhanced business development efforts and increased expenses related to information technology, legal, accounting and general management services.

    Research and development expenses increased for the three and nine months ended September 30, 2001 as compared to the same periods of last year. The increase was primarily attributable to growth in the number of Genzyme Molecular Oncology's cancer vaccine clinical trials from two to five, additional investment in its dendritic-tumor cell fusion program and increased activity in its antigen discovery and anti-angiogenesis programs.

AMORTIZATION OF INTANGIBLES

    Genzyme Molecular Oncology's amortization of intangibles was attributable to intangible assets acquired in connection with the acquisition of PharmaGenics, Inc. in June 1997. These assets were fully amortized by the end of the second quarter of 2000.

OTHER INCOME AND EXPENSE

    Genzyme Molecular Oncology's other income decreased in the three months ended September 30, 2001 due to a decrease in interest income that is attributable to lower average cash balances. Interest expense was relatively level for the three month periods ended September 30, 2001 and 2000. Other income increased for the nine months ended September 30, 2001, as compared to the same period of 2000, due to an increase in interest income that is attributable to higher average cash balances. Interest expense decreased in the nine months ended September 30, 2001, as compared to the same period of 2000, due to the May 2000 repayment of $5.0 million that Genzyme Molecular Oncology borrowed under our revolving credit facility. This amount was outstanding during the first quarter of 2000.

TAX BENEFIT

    As part of the acquisition of PharmaGenics in 1997, Genzyme Molecular Oncology recorded a deferred tax liability of $7.6 million resulting from the difference between the book and tax basis of the acquired completed technology. Amortization of this deferred tax benefit was completed in the second quarter of 2000.

B. LIQUIDITY AND CAPITAL RESOURCES

                              GENZYME CORPORATION

    At September 30, 2001, we had cash, cash equivalents, and short- and long-term investments of $1.1 billion, an increase of $443.9 million from December 31, 2000.

    Our operating activities generated $170.6 million of cash for the nine months ended September 30, 2001. Operating activities were impacted by a net loss of $105.8 million offset primarily by:

    - $125.2 million of depreciation and amortization, of which $35.1 million resulted from the depreciation of property, plant and equipment and $90.1 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of GelTex, Biomatrix, Wyntek and Focal;

    - $95.6 million of charges for IPR&D, of which $86.8 million was attributable to our acquisition of Novazyme and $8.8 million was attributable to our acquisition of Wyntek;

    - $28.9 million from the equity in net losses of unconsolidated affiliates; and

    - $26.0 million from the loss on investments in equity securities.

    Our investing activities utilized $671.4 million in cash for the nine months ended September 30, 2001. Investing activities used:

    - $435.8 million for our net purchases of investments;

    - $123.2 million to fund purchases of property, plant and equipment of which, $43.0 million resulted from our manufacturing capacity expansion in both Ireland and the United Kingdom, $8.8 million resulted from an initial payment towards our acquisition of a large-scale manufacturing facility in Ireland, $12.4 million resulted from our manufacturing capacity expansion in the United States and $11.1 million representing an aggregate of other manufacturing relocations, expansions and rehabilitations world-wide;

    - $23.5 million as payment for our purchase of all of the GDP Class A and Class B limited partnership interests, net of $2.3 million of cash acquired in connection with our acquisition of Focal;

    - $54.8 million to fund the acquisition of Wyntek, net of cash acquired and net of $5.2 million of cash acquired in connection with our acquisition of Novazyme;

    - $5.0 million of cash to purchase additional shares of Focal common stock; and

    - $31.3 million to fund our investments in unconsolidated affiliates.

    During the nine months ended September 30, 2001, we received $74.5 million of cash from the exercise of stock options and the purchase of shares under our employee stock plans. Our financing activities used $2.1 million of cash to repay bank overdrafts.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for a payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM-products. In August 2001, we purchased the two outstanding GDP Class B limited partnership interests for a payment of $70,000 per Class B limited partnership interest plus $40,000 of related costs and undertook the obligation to pay additional royalties over ten years on sales of certain Sepra-TM- products. We allocated the acquired limited partnership interests of GDP to Genzyme Biosurgery and accounted for the acquisitions as purchases. We allocated the purchase prices to the fair value of the intangible assets acquired and goodwill, which we will amortize over eight or ten years depending upon the asset classification.

    In June 2001, we acquired all of the outstanding capital stock of Wyntek for $65.0 million in cash. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase.

    We have access to a $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million Genzyme General had drawn under this facility in December 2000 to finance a portion of the cash component of the GelTex merger consideration. At September 30, 2001, $218.0 million remained outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 of each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustments. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General to finance a portion of the cash consideration for the GelTex acquisition. Genzyme General expects to utilize the remaining proceeds from the sale of the debentures for working capital and general corporate purposes.

    In August 2001, we completed the redemption of our $21.2 million in principal of 5% convertible subordinated debentures due 2003. Prior to the redemption date, the holders of the debentures elected to convert all of the principal of the debentures into approximately 1,305,000 shares of Genzyme General Stock. We paid approximately $3.2 million in cash for the accrued interest on the debentures through the date of conversion using cash allocated to Genzyme General.

    In July 2001, Genzyme Biosurgery drew down $12.0 million of the
$15.0 million still available to it under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. Genzyme Biosurgery used $8.5 million of the proceeds to pay a portion of the amounts it owes to Genzyme General. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. At
September 30, 2001, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

    In August 2001, Genzyme Molecular Oncology drew down $4.0 million of the $15.0 million still available to it under the $30.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 333,333 Molecular Oncology designated shares. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. At September 30, 2001, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

    Prior to our acquisition of Biomatrix, Biomatrix sold 744,000 shares of its common stock to certain of its employees, directors and consultants in exchange for ten-year, full recourse promissory notes. The notes accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009, upon which all outstanding principal and accrued interest becomes payable. As a result of the acquisition, these shares were converted into 532,853 shares of Biosurgery Stock and we recorded $14.7 million of outstanding principal and accrued interest to stockholders' equity because the notes were received in exchange for the issuance of stock. As of September 30, 2001, the outstanding balance of these notes was $10.2 million.

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a Phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a Phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme Biosurgery received notification from Genzyme General of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by us in fiscal year 2002. However, for goodwill and intangible assets acquired after June 30, 2001, certain provisions of SFAS 142 will be effective from the date of acquisition. For the nine months ended September 30, 2001, we had approximately $37.6 million of goodwill amortization, however, the full impact of SFAS 141 and SFAS 142 on our financial statements has not been determined.

SUBSEQUENT EVENTS

ACQUISITION OF CERTAIN ASSETS OF PHARMING N.V.

    We have satisfied all of the conditions to closing on our acquisition of certain assets of Pharming N.V. that are set forth in the conditional agreement, including receipt of approvals from the Commercial Court in Turnhout, Belgium, the Province of Antwerp, Belgium and our board of directors, as well as a favorable soil attestation for the land. We anticipate completing the acquisition by mid-November and will allocate the purchase to Genzyme General. As part of the purchase price for this acquisition, we have agreed to pay approximately 6.5 million euros to trade creditors of Pharming N.V. We have also agreed to assume certain liabilities related to governmental grants and the lease for the land on which the manufacturing facilities in Geel, Belgium sit. Pharming Group has publicly announced its intention to appeal the decision of the Commercial Court in Turnhout, Belgium.

NEUROCELL-TM- JOINT VENTURE REFUND

    Genzyme General and Genzyme Biosurgery have agreed to extend Genzyme Biosurgery's deadline to refund $20.0 million to Genzyme General in connection with the Diacrin/Genzyme LLC joint venture. This refund obligation arose because a Phase 3 clinical trial for NeuroCell-TM--PD was not initiated by June 30, 2001. The deadline has been extended to February 1, 2002. Genzyme Biosurgery has agreed to pay the refund and accrued interest in cash.

FABRAZYME-TM- BIOLOGICS LICENSE APPLICATION

    On October 22, 2001, we received a complete response letter from the FDA related to our application to market Fabrazyme-TM- enzyme, an investigational enzyme replacement therapy for Fabry disease, in the U.S. The letter specifies additional data and information the FDA requires to complete its review of our Biologics License Application for Fabrazyme-TM- enzyme. We submitted our BLA for Fabrazyme-TM- enzyme to the FDA in June 2000 and the application was accepted for review under an accelerated approval mechanism. We received an initial complete response letter from the FDA in December 2000 and submitted our response to that letter in April 2001.

                                GENZYME GENERAL
                       A DIVISION OF GENZYME CORPORATION

    At September 30, 2001, Genzyme General had cash, cash equivalents, and short- and long-term investments of $1.0 billion, an increase of $499.5 million from December 31, 2000.

    Genzyme General's operating activities generated $206.6 million of cash for the nine months ended September 30, 2001. Operating activities were impacted by Genzyme General's division net loss of $30.7 million, which was offset primarily by:

    - $77.8 million of depreciation and amortization, of which $22.7 million resulted from the depreciation of property, plant and equipment and $55.1 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of GelTex and Wyntek;

    - $95.6 million of charges for IPR&D, of which $86.8 million was attributable to our acquisition of Novazyme and $8.8 million was attributable to our acquisition of Wyntek;

    - $27.6 million from the equity in net losses of unconsolidated affiliates;

    - $26.0 million from the loss on investments in equity securities; and

    - $13.9 million attributable to the net change in working capital.

    Genzyme General's investing activities utilized $640.2 million in cash for the nine months ended September 30, 2001. Investing activities used:

    - $443.6 million for Genzyme General's net purchases of investments;

    - $113.1 million to fund purchases of property, plant and equipment, of which, $43.0 million resulted from our manufacturing capacity expansion in both Ireland and the United Kingdom, $8.8 million resulted from an initial payment towards our acquisition of a large-scale manufacturing facility in Ireland, $12.4 million resulted from our manufacturing capacity expansion in the United States and $11.1 million representing an aggregate of other manufacturing relocations, expansions and rehabilitations world-wide;

    - $54.8 million to fund the acquisition of Wyntek, net of cash acquired and net of $5.2 million of cash acquired in connection with our acquisition of Novazyme; and

    - $31.3 million to fund Genzyme General's investments in unconsolidated affiliates.

    During the nine months ended September 30, 2001, Genzyme General received $72.6 million in cash from the exercise of stock options and purchase of shares under our employee stock plans. Our financing activities used $1.4 million of cash to repay bank overdrafts.

    In June 2001, we acquired all of the outstanding capital stock of Wyntek for $65.0 million in cash. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase.

    Genzyme General, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At
December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million it had drawn under this facility in December 2000 to finance a portion of the cash component of the GelTex merger consideration. At
September 30, 2001, $218.0 million remained outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

    In May 2001, we completed the private placement of $575.0 million in principal of 3% convertible subordinated debentures due 2021. Net proceeds from the offering were approximately $562.1 million. We have allocated the principal amount of the debentures and the net proceeds from the offering to Genzyme General. We will pay interest on these debentures on May 15 and November 15 each year using cash allocated to Genzyme General. The first interest payment will be made on November 15, 2001. The debentures are convertible, upon the satisfaction of certain conditions, into shares of Genzyme General Stock at an initial conversion price of $70.30 per share. The conversion price is subject to adjustment. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. Genzyme General used a portion of these proceeds to repay the $150.0 million we had drawn under our revolving credit facility in December 2000 and allocated to Genzyme General to finance a portion of the cash consideration for the GelTex acquisition. Genzyme General expects to utilize the remaining proceeds from the sale of the debentures for working capital and general corporate purposes.

    In August 2001, we completed the redemption of our $21.2 million in principal of 5% convertible subordinated debentures due 2003. Prior to the redemption date, the holders of the debentures elected to convert all of the principal of the debentures into approximately 1,305,000 shares of Genzyme General Stock. We paid approximately $3.2 million in cash for the accrued interest on the debentures through the date of conversion using cash allocated to Genzyme General.

    In July 2001, Genzyme Biosurgery drew down $12.0 million of the
$15.0 million still available to it under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. Genzyme Biosurgery used $8.5 million of the proceeds to pay a portion of the amounts it owes to Genzyme General. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. At
September 30, 2001, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

    In August 2001, Genzyme Molecular Oncology drew down $4.0 million of the $15.0 million still available to it under the $30.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 333,333 Molecular Oncology designated shares. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. At September 30, 2001, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a Phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a Phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme Biosurgery received notification from Genzyme

General of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery designated shares or both. The refund is due and payable within 90 days after Genzyme Biosurgery received the notice from Genzyme General.

    We believe that Genzyme General's available cash, investments and cash flow from operations will be sufficient to fund its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources and positive cash flow, it intends to use substantial portions of its available cash for:

    - product development and marketing;

    - expanding facilities;

    - working capital; and

    - strategic business initiatives.

    Genzyme General's cash reserves will be further reduced to pay principal and interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which are convertible into shares of Genzyme General Stock. If Genzyme General uses cash to pay or redeem any of this debt, including principal and interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that the liabilities of Genzyme Biosurgery or Genzyme Molecular Oncology affect our consolidated results of operations.

    To satisfy these and other commitments, Genzyme General may have to obtain additional financing. We cannot guarantee that Genzyme General will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

SUBSEQUENT EVENTS

    ACQUISITION OF CERTAIN ASSETS OF PHARMING N.V.

    We have satisfied all of the conditions to closing on our acquisition of certain assets of Pharming N.V. that are set forth in the conditional agreement, including receipt of approvals from the Commercial Court in Turnhout, Belgium, the Province of Antwerp, Belgium and our board of directors, as well as a favorable soil attestation for the land. We anticipate completing the acquisition by mid-November and will allocate the purchase to Genzyme General. As part of the purchase price for this acquisition, we have agreed to pay approximately 6.5 million euros to trade creditors of Pharming N.V. We have also agreed to assume certain liabilities related to governmental grants and the lease for the land on which the manufacturing facilities in Geel, Belgium sit. Pharming Group has publicly announced its intention to appeal the decision of the Commercial Court in Turnhout, Belgium.

    NEUROCELL-TM- JOINT VENTURE REFUND

    Genzyme General and Genzyme Biosurgery have agreed to extend Genzyme Biosurgery's deadline to refund $20.0 million to Genzyme General in connection with the Diacrin/Genzyme LLC joint venture. This refund obligation arose because a Phase 3 clinical trial for NeuroCell-TM--PD was not initiated by June 30, 2001. The deadline has been extended to February 1, 2002. Genzyme Biosurgery has agreed to pay the refund and accrued interest in cash.

    FABRAZYME-TM- BIOLOGICS LICENSE APPLICATION

    On October 22, 2001, we received a complete response letter from the FDA related to our application to market Fabrazyme-TM- enzyme, an investigational enzyme replacement therapy for Fabry disease, in the U.S. The letter specifies additional data and information the FDA requires to complete its review of our Biologics License Application for Fabrazyme-TM- enzyme. We submitted our BLA for Fabrazyme-TM- enzyme to the FDA in June 2000 and the application was accepted for review by the FDA under an accelerated approval mechanism. We received an initial complete response letter from the FDA in December 2000 and submitted our response to that letter in April 2001.

                               GENZYME BIOSURGERY
                       A DIVISION OF GENZYME CORPORATION

    At September 30, 2001, Genzyme Biosurgery had cash, and cash equivalents, of $41.6 million, a decrease of approximately $36.6 million from December 31, 2000.

    Genzyme Biosurgery's operating activities used $12.5 million of cash for the nine months ended September 30, 2001. Operating activities were impacted by Genzyme Biosurgery's division net loss of $94.5 million offset primarily by:

    - $47.3 million of depreciation and amortization, of which, $12.3 million resulted from the depreciation of property, plant and equipment and $35.0 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of Biomatrix and Focal; and

    - $32.4 million attributable to the net change in working capital.

    Genzyme Biosurgery's investing activities utilized $39.0 million in cash for the nine months ended September 30, 2001. Investing activities used:

    - $10.2 million of cash to fund capital expenditures;

    - $23.5 million of cash as a payment for our purchase of all of the GDP Class A and Class B limited partnership interests as described below, net of $2.3 million of cash acquired in connection with our acquisition of Focal; and

    - $5.0 million of cash to purchase Focal common stock.

    During the nine months ended September 30, 2001, we received $1.2 million in cash from the exercise of stock options and the purchase of shares under our employee stock plans. We also received $2.9 million from the partial payment of notes receivable from our stockholders, see below for more information. Our financing activities used $0.7 million of cash to repay bank overdrafts.

    In January 2001, we purchased all of the outstanding Class A limited partnership interests of GDP for a payment of approximately $25.7 million in cash plus royalties payable over ten years on sales of certain Sepra-TM-products. In August 2001, we purchased the two outstanding GDP Class B limited partnership interests for a payment of $70,000 per Class B limited partnership interest plus $40,000 of related costs, and undertook the obligation to pay additional royalties over ten years on sales of certain Sepra-TM- products. We allocated the acquired limited partnership interests of our GDP to Genzyme Biosurgery and accounted for the acquisitions as purchases. We allocated the purchase prices to the fair value of the intangible assets acquired and goodwill, which we will amortize over eight or ten years depending upon the asset classification.

    Genzyme Biosurgery, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At December 31, 2000, $368.0 million was outstanding under this facility, $150.0 million of which was allocated to Genzyme General and $218.0 million of which was allocated to Genzyme Biosurgery. In May 2001, Genzyme General repaid the $150.0 million it had drawn under this facility in December 2000 to finance the cash component of the GelTex merger consideration. At September 30, 2001, $218.0 million remained outstanding under the portion of the facility that matures in December 2003, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin. Genzyme Biosurgery will use a large part of its cash flow to make principal and interest payments on this debt. If Genzyme Biosurgery's cash flow from operations is insufficient to meet these obligations, it may need to borrow additional funds to make these payments.

    In connection with our acquisition of Biomatrix, we assumed a 6.9% convertible subordinated note in favor of UBS Warburg LLC that matures in May 2003. At September 30, 2001, $10.0 million of the principal of this note remained outstanding. Genzyme Biosurgery will use a part of its cash flow to satisfy debt service on this note. If all or a portion of the note is not converted at the option of the holder into Biosurgery Stock, at maturity Genzyme Biosurgery's cash reserves will be diminished by the amount necessary to repay the outstanding principal of the note.

    In July 2001, Genzyme Biosurgery drew down $12.0 million of the
$15.0 million still available to it under the $25.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 1,902,949 Biosurgery designated shares. Genzyme Biosurgery used $8.5 million of the proceeds to pay a portion of the amounts it owes to Genzyme General. Under the terms of this arrangement, Genzyme Biosurgery may draw down funds as needed each quarter in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. At
September 30, 2001, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

    Prior to our acquisition of Biomatrix, Biomatrix sold 744,000 shares of its common stock to certain of its employees, directors and consultants in exchange for ten-year, full recourse promissory notes. The notes accrue interest at rates ranging from 5.30% to 7.18% and mature at various dates from May 2007 through September 2009, upon which all outstanding principal and accrued interest becomes payable. As a result of the acquisition, these shares were converted into 532,853 shares of Biosurgery Stock and Genzyme Biosurgery recorded
$14.7 million of outstanding principal and accrued interest to division equity because the notes were received in exchange for the issuance of stock. As of September 30, 2001, the outstanding balance of these notes was $10.2 million.

    Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc. to develop and commercialize NeuroCell-TM--PD as a treatment for Parkinson's disease, did not initiate a Phase 3 clinical trial of NeuroCell-TM--PD by June 30, 2001. Because a Phase 3 trial of the product was not initiated by June 30, 2001, Genzyme General had the right to elect to receive a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in the joint venture plus accrued interest thereon at a rate of 13.5% per annum. On August 2, 2001, Genzyme Biosurgery received notification from Genzyme General of its election to receive the refund. Genzyme Biosurgery can pay the refund amount in cash, Biosurgery Stock designated shares or both. The refund is due and payable 90 days after Genzyme Biosurgery received the notice from Genzyme General.

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

    - ability to sell its Snowden-Pencer-Registered Trademark- product lines.

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

    In February 2001, Genzyme Biosurgery announced its intention to divest the Snowden-Pencer-Registered Trademark- surgical instruments product lines. These product lines include hand-held reusable instruments and endoscopic instruments for general, plastic, gynecological and cardiovascular surgery. In May 2001, Genzyme Biosurgery terminated the production of Synvisc-Registered Trademark-viscosupplementation product in Canada.

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

    SUBSEQUENT EVENT

    NEUROCELL-TM- JOINT VENTURE REFUND

    Genzyme General and Genzyme Biosurgery have agreed to extend Genzyme Biosurgery's deadline to refund $20.0 million to Genzyme General in connection with the Diacrin/Genzyme LLC joint venture. This refund obligation arose because a Phase 3 clinical trial for NeuroCell-TM--PD was not initiated by June 30, 2001. The deadline has been extended to February 1, 2002. Genzyme Biosurgery has agreed to pay the refund and accrued interest in cash.

                           GENZYME MOLECULAR ONCOLOGY
                       A DIVISION OF GENZYME CORPORATION

    At September 30, 2001, Genzyme Molecular Oncology had cash and cash equivalents of $11.2 million, a decrease of $19.0 million from cash, cash equivalents and short-term investments of $30.2 million at December 31, 2000.

    Genzyme Molecular Oncology's operating activities used $23.6 million of cash for the first nine months of 2001. This is primarily due to Genzyme Molecular Oncology's division net loss of $22.1 million for the nine months ended September 30, 2001.

    Genzyme Molecular Oncology's investing activities in the first nine months of 2001 provided $7.8 million from the sales and maturities of investments.

    During the nine months ended September 30, 2001, Genzyme Molecular Oncology received $0.7 million in cash from the exercise of stock options and the purchase of shares under our employee stock plans.

    Genzyme Molecular Oncology, together with our other operating divisions, has access to our $500.0 million revolving credit facility, $150.0 million of which matures in December 2001 and $350.0 million of which matures in December 2003. At September 30, 2001, $150.0 million was available under the portion of the facility that matures in December 2001, and $132.0 million was available under the portion of the facility that matures in December 2003. None of the $218.0 million currently outstanding under these facilities is allocated to Genzyme Molecular Oncology. Borrowings under this facility bear interest at LIBOR plus a margin.

    In August 2001, Genzyme Molecular Oncology drew down $4.0 million of the $15.0 million still available to it under the $30.0 million interdivisional financing arrangement with Genzyme General in exchange for an additional reserve of 333,333 Molecular Oncology designated shares. Under the terms of this arrangement, Genzyme Molecular Oncology may draw down funds as needed each quarter in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. At September 30, 2001, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

    We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through the third quarter of 2002.

    - anticipated revenues generated from license agreements;

    - committed research funding from collaborators;

    - the $11.0 million remaining under the interdivisional financing arrangement with Genzyme General; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices, and foreign exchange rates. Our exposure to these risks has not materially changed since
December 31, 2000.

    We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations--Euro--The New European Currency;" "--Market Risk;" "--Interest Rate Risk;" "--Foreign Exchange Risk;" and "--Equity Price Risk" in Exhibit 13.1 to our 2000 Form 10-K.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On September 26, 2001, we completed the acquisition of Novazyme Pharmaceuticals, Inc., a privately-held Delaware corporation. The acquisition was structured as a merger of a wholly-owned subsidiary of ours with and into Novazyme pursuant to an Agreement and Plan of Merger dated as of August 6, 2001 among us, Rodeo Merger Corp. and Novazyme. Under the terms of the merger agreement, we made an initial payment of 2,562,182 shares of Genzyme General Stock to Novazyme shareholders, based on an exchange ratio of 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock held at the effective time of the merger (the "Initial Merger Consideration"), with cash being paid in lieu of issuing any fractional shares of Genzyme General Stock. The shares of Genzyme General Stock constituting the Initial Merger Consideration were issued in a private placement under Section 4(2) of the Securities Act of 1933. In connection with the acquisition, we delivered to all Novazyme shareholders an information statement describing the proposed acquisition and the companies involved. The Novazyme stock was held primarily by accredited investors. The Novazyme stockholders that were not accredited investors represented to us that they were either sophisticated or represented by a sophisticated investor representative. Novazyme shareholders are also eligible to receive two subsequent payments totaling $87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for the first two products employing certain Novazyme technology within specified dates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K dated June 30, 2001 on July 12, 2001 to announce the completion of our acquisition of Focal, Inc.

    We filed a Current Report on Form 8-K dated August 6, 2001 on August 22, 2001 to announce that we had entered into an Agreement and Plan of Merger with Novazyme Pharmaceuticals, Inc.

    We filed a Current Report on Form 8-K dated June 1, 2001 on August 28, 2001 to include the unaudited pro forma combined financial information which describes the pro forma effect of our acquisitions of Focal, Inc. and Wyntek Diagnostics, Inc. on the unaudited financial statements of operations of Genzyme Corporation, Genzyme General, the division to which we allocated the assets, liabilities and operations of Wyntek, and Genzyme Biosurgery, the division to which we allocated the assets, liabilities and operations of Focal, for the six months ended June 30, 2001.

    We filed a Current Report on Form 8-K dated September 7, 2001 on
September 7, 2001 to include (1) the audited financial statements of Novazyme as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and the periods from inception (April 16, 1999) to December 31, 1999 and 2000, including the report of independent public accountants dated February 26, 2001 and
(2) the unaudited financial statements of Novazyme as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000 and the period from inception (April 16, 1999) to June 30, 2001.

    We filed a Current Report on Form 8-K dated September 20, 2001 on
September 20, 2001 to include the unaudited pro forma combined financial information which describes the pro forma effect of our acquisition of Novazyme on the unaudited statements of operations for the six months ended June 30, 2001 and the year ended December 31, 2000 and the unaudited balance sheet as of June 30, 2001 of both Genzyme Corporation and Genzyme General, the division to which we allocated the assets, liabilities and operations of Novazyme.

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 2001

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENZYME CORPORATION

DATE: November 9, 2001                       By:  /s/ MICHAEL S. WYZGA
                                                  ------------------------------------------
                                                  Michael S. Wyzga
                                                  SENIOR VICE PRESIDENT, FINANCE, CHIEF FINANCIAL
                                                  OFFICER; AND CHIEF ACCOUNTING OFFICER

                      GENZYME CORPORATION AND SUBSIDIARIES
                         FORM 10-Q, SEPTEMBER 30, 2001
                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  *2                    Agreement and Plan of Merger, dated as of August 6, 2001,
                        among Genzyme, Rodeo Merger Corp. and Novazyme
                        Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's
                        Current Report on Form 8-K filed on August 22, 2001.
  *3.1                  Restated Articles of Organization of Genzyme, as amended.
                        Filed as Exhibit 3 to Genzyme's Current Report on Form 8-K
                        filed on June 6, 2001.
  *3.2                  By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to
                        Genzyme's Form 10-Q for the quarter ended September 30,
                        1999.
   4.1                  Warrant to purchase common stock issued by Novazyme
                        Pharmaceuticals, Inc. (f/k/a Targeted Therapy, Inc.). Filed
                        herewith.
   4.2                  Securities Purchase Agreement, dated as of April 17, 2001
                        and amended on September 26, 2001, by and among Novazyme
                        Pharmaceuticals, Inc. and several purchasers. Filed
                        herewith.
  10.1                  Contract for Sale, dated June 25, 2001, for the premises
                        located at the Industrial Development Authority Industrial
                        Park, Waterford County, Dublin, Ireland, (comprised in folio
                        4141L County Waterford) by and between Luxottica Ireland
                        Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited).
                        Filed herewith.
  10.2                  Lease, dated September 3, 1990, for the land located at the
                        Industrial Development Authority Industrial Park, Waterford
                        Country, Dublin, Ireland (comprised in folio 4917 & 324IF
                        County Waterford) by and between the Industrial Development
                        Authority and Bausch & Lomb Ireland. Filed herewith
  10.3                  Deed of Transfer, dated July 2, 2001, between Luxottica
                        Ireland Limited and Genzyme Ireland Limited, related to the
                        Lease dated September 3, 1990 for the premises located at
                        the Industrial Development Authority Industrial Park,
                        Waterford, Dublin, Ireland (comprised in folio 4141L County
                        Waterford). Filed herewith.
  10.4                  Contract for Sale, dated August 2, 2001, for the land
                        located at the Industrial Development Authority Industrial
                        Park, Waterford County, Dublin, Ireland (comprised in folio
                        4917 County of Waterford) by the Industrial Development
                        Agency (Ireland) and Genzyme Ireland Limited. Filed
                        herewith.
  10.5                  Lease, dated August 24, 2001, for the land located at the
                        Industrial Development Authority Industrial Park, Waterford
                        County, Dublin, Ireland (comprised in folio 4917 County of
                        Waterford) by the Industrial Development Agency (Ireland)
                        and Genzyme Ireland Limited. Filed herewith.

------------------------

* Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 8-K and 10-Q of Genzyme Corporation were filed under Commission File
    No. 0-14680.