Form 10-K
period 2001-12-31
GENZYME CORP
filed 2002-04-01
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

Commission File No. 0-14680

GENZYME CORPORATION
(Exact name of Registrant as specified in its Charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (IRS Employer Identification No.)
One Kendall Square Cambridge, Massachusetts (Address of principal executive office)	02139 (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2002: $9,831,069,513

Number of shares of Genzyme General Stock outstanding as of March 1, 2002: 213,370,702
Number of shares of Biosurgery Stock outstanding as of March 1, 2002: 39,562,675
Number of shares of Molecular Oncology Stock outstanding as of March 1, 2002: 16,762,920

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology Annual Reports are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2002 are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services;

  •
  estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans;

  •
  assessments of competitors and potential competitors;

  •
  estimates of the capacity of manufacturing and other facilities to support our products and services;

  •
  expected future revenues, operations and expenditures;

  •
  allocations of revenue expenses, liabilities and income tax benefits;

  •
  maintenance of financial covenants contained in our credit facility;

  •
  potential milestone payments to the former stockholders of Novazyme Pharmaceuticals, Inc.; and

  •
  projected cash needs.

        These statements are subject to risks and uncertainties, and our actual results may differ significantly from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities;

  •
  our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services and successfully enforce our proprietary rights;

  •
  the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services;

  •
  the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections;

  •
  market acceptance of our products and services;

  •
  our ability to identify new patients for our products and services;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  the content and timing of submissions to and decisions made by the Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

  •
  the impact of the May 2001 expiration of orphan drug status for Cerezyme® and Ceredase® enzymes on our revenues from these products;

  •
  the outcome of our ongoing discussions with the FDA in connection with our Biologics License Application submission for Fabrazyme™ enzyme;

  •
  our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage;

  •
  our ability to expand manufacturing capacity for Renagel® phosphate binder;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to manage inventories of Renagel phosphate binder;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements;

  •
  the continued funding of our joint ventures by our partners;

  •
  our ability to successfully increase market penetration for Synvisc® viscosupplementation product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  our ability to increase market penetration in Europe for our Fabrazyme enzyme, Thyrogen® hormone and Renagel phosphate binder; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these risks and uncertainties in Exhibit 99.2, "Factors Affecting Future Operating Results," to this Annual Report on Form 10-K. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS

        Throughout this Annual Report on Form 10-K, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our three operating divisions as follows:

  •
  Genzyme General Division = "Genzyme General;"

  •
  Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

  •
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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Thyrogen®, Fabrazyme®, N-geneous®, Contrast®, InSight®, AFP3®, AFP4®, GlyPro®, Pleur-evac®, Thora-Klex®, Tevdek®, Polydek®, Deklene®, SaphLITE®, Sepragel®, Seprafilm®, Carticel®, Epicel® and Snowden-Pencer® are registered trademarks of Genzyme. SAGE®, SPHERE™, NextStitch™, Sahara™, Immobilizer™, Sepra™, Sepramesh™ and Seprapack™ are trademarks of Genzyme. Renagel® is a registered trademark of GelTex Pharmaceuticals, Inc. Synvisc®, Hylaform®, Hylashield® and HsS® are registered trademarks and Hylashield Nite™ and Hylasine™ are trademarks of Genzyme Biosurgery Corporation. Focal® and FocalSeal® are registered trademarks of Focal, Inc. OSOM® is a registered trademark of Wyntek Diagnostics, Inc. AVONEX® is a registered trademark of Biogen, Inc. Interceed® is a registered trademark and Intergel™ is a trademark of Johnson & Johnson Corporation. Orthovisc® is a registered trademark of Anika Research, Inc. Hylagan® is a registered trademark of Sanofi-Synthelabo Inc. Co.don® AG is a registered trademark of Co.don® AG. Kabushiki Kaisha. Express® and Oasis® are registered trademarks of Atrium Medical Corporation. WelChol™ is a trademark of Sankyo Pharma, Inc. NKase™ is a trademark of Genentech, Inc. Aldurazyme™ is a trademark of BioMarin/Genzyme LLC. Replagal™ is a trademark of Transkaryotic Therapies, Inc. Foznal™ is a trademark of Shire Laboratories, Inc. Artz™ is a trademark of Seikagaku Kogyo. KM Mice™ is a trademark of Kirin Brewery Co., Ltd. Spraygel™ is a trademark of Confluent Surgical, Inc. Oxiplex™ is a trademark of FizoMed, Inc. Durolane™ is a trademark of Q-Med AB. Artrease™ is a trademark of Bio-Technology General Corp. Vevesca™ is a trademark of Oxford GlycoSciences plc.

PART I

ITEM 1.    BUSINESS

Introduction

        We are a biotechnology and human healthcare company that develops innovative products and provides services for major unmet medical needs. We were founded as a Delaware corporation in June 1981 and became a Massachusetts corporation in 1991. We currently have three operating divisions. Each of our divisions has a related series of common stock that is intended to reflect its value and track its financial performance. Our three divisions are:

  •
  Genzyme General, which develops and markets therapeutic products and diagnostic products and services with an emphasis on genetic disorders and other chronic debilitating diseases with well-defined patient populations. Genzyme General Stock is listed on the Nasdaq National Market under the symbol "GENZ;"

  •
  Genzyme Biosurgery, which develops and markets implantable biotherapeutic products, biomaterials and medical devices to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets. Biosurgery Stock is listed on the Nasdaq National Market under the symbol "GZBX;" and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities. Molecular Oncology Stock is listed on the Nasdaq National Market under the symbol "GZMO."

        We allocate all of our products, services, programs, assets and liabilities among our divisions for purposes of financial statement presentation; however, Genzyme, the corporation, together with its subsidiaries, continues to own all of the assets and is responsible for all of the liabilities allocated to each of the divisions.

Genzyme General—Products and Development Programs

        Genzyme General is organized into two reportable segments—Therapeutics and Diagnostic Products. The Therapeutics segment focuses on developing and marketing products for genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, and specialty therapeutics. The Therapeutics segment also includes the business of GelTex Pharmaceuticals, Inc., a wholly-owned subsidiary that we acquired in December 2000. GelTex is focused on developing non-absorbed polymer drugs that bind and eliminate targeted substances in the gastrointestinal tract and small-molecule pharmaceuticals consisting of novel polyamine analogues and metal chelators. The Diagnostic Products segment develops, markets and distributes in vitro diagnostic products. Outside of these reportable segments, Genzyme General also provides genetic diagnostic services, and develops, manufactures and sells pharmaceutical products that are used by other biotechnology and pharmaceutical companies in their research and development activities.

        In September 2001, we acquired Novazyme Pharmaceuticals, Inc., a developer of biotherapies for the treatment of lysosomal storage disorders. The business of Novazyme is included in our Therapeutics segment. In June 2001, we acquired Wyntek Diagnostics, Inc., a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. The business of Wyntek is included in our Diagnostic Products segment.

Therapeutics

        Genzyme General's Therapeutics segment currently has five therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on Genzyme General's therapeutic products and clinical development programs as of March 1, 2002.

Product	Indication	Status	Licensor/Collaborator
Cerezyme® (imiglucerase for injection) and Ceredase® (alglucerase injection)	Type I Gaucher disease	Ceredase marketed since 1991; Cerezyme marketed since 1994; available in over 60 countries	None
Renagel® (sevelamer hydrochloride)	Reduction of serum phosphorus in patients with end-stage renal disease on hemodialysis	Marketed since 1998; approved in the U.S. in 1998, Israel in 1999, Europe in 2000, and Brazil in 2001; post-marketing phase 4 trials ongoing	None
		Phase 3 trial ongoing in Japan	Chugai Pharmaceutical Co., Ltd
Thyrogen® (thyrotropin alfa for injection)	Adjunctive diagnostic agent in the follow-up of patients with well-differentiated thyroid cancer	Marketed since 1998; Approved in U.S. in 1998, Puerto Rico in 1999, Europe, Israel and Brazil in 2000, and Canada in 2001; post-marketing phase 4 trial completed	National Institutes of Health; Sloan Kettering
Fabrazyme® (afgalsidase beta for injection)	Fabry disease	Marketed in Europe since 2001; BLA submitted to the FDA in June 2000; post-marketing phase 4 trial ongoing	Mt. Sinai School of Medicine
WelChol™ (colesevelam hydrochloride)	Reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia	Marketed in U.S. since 2000	Sankyo Pharma, Inc.
Aldurazyme™ (laronidase for injection)	MPS I	Phase 3 trial completed; BLA submission to the FDA and MAA submission to the EMEA planned for early 2002	BioMarin Pharmaceutical, Inc.*
AVONEX® (interferon beta 1-a)	Relapsing forms of multiple sclerosis	Phase 3 trial in Japan ongoing	Biogen, Inc.
GT160-246	Clostridium difficile colitis	Phase 2 trial ongoing	None
Alpha-glucosidase (transgenic product)	Pompe disease	Extension of a phase 2 trial ongoing	Pharming Group N.V.*
Alpha-glucosidase (CHO product)	Pompe disease	Phase 2 trial ongoing	Synpac (North Carolina), Inc.
DX-88	Hereditary angioedema	Phase 2 trial ongoing	Dyax Corp.*

Thyrogen® (thyrotropin alfa for injection)	Goiter	Phase 2 trial ongoing	National Institutes of Health; Sloan Kettering
TGF-beta antagonists	Diffuse systemic scleroderma	Phase 1-2 trial ongoing	Cambridge Antibody Technology Ltd.*
Oral iron chelator	Iron overload disorders	Approval to commence phase 1 trials in Europe obtained	University of Florida

*
If you would like information about this strategic collaboration, please read Note I, "Investments," to our consolidated financial statements, which is contained in Exhibit 13.1 to this Annual Report on Form 10-K (our "Consolidated Financial Statements") and incorporated into this discussion by reference.

        Additional details on Genzyme General's therapeutic products and late-stage development programs are set forth below.

        Cerezyme® (imiglucerase for injection)/Ceredase® (alglucerase injection).    Treatment with Cerezyme or Ceredase enzyme replacement therapy currently represents the only safe and effective treatment known to Genzyme that is available for Type I Gaucher disease, a lysosomal storage disorder. We began marketing Ceredase enzyme in 1991. Because production of Ceredase enzyme was subject to supply constraints, we developed Cerezyme enzyme, a recombinant form of human beta glucocerebrosidase, the enzyme that is deficient in Gaucher patients. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into cells of one organism the genetic material of a different species. In the case of Cerezyme enzyme, Chinese hamster ovary cells (or "CHO cells") are engineered to produce human beta glucocerebrosidase. We stopped producing Ceredase enzyme, except for small quantities, in 1998 after we converted substantially all of the patients who previously used Ceredase enzyme to Cerezyme enzyme.

        Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the estimated 5,000 to 10,000 Gaucher patients Genzyme believes exist worldwide. We distribute Cerezyme enzyme in over 60 countries worldwide. Our results of operations are highly dependent on sales of these products. Sales of Cerezyme and Ceredase enzymes totaled approximately $569.9 million in 2001, which represented approximately 51% of our consolidated product revenue in that year. Sales of these products totaled approximately $536.9 million, or 66% of our consolidated product revenues in 2000, and approximately $478.4 million, or 70% of our consolidated product revenues, in 1999.

        Renagel® (sevelamer hydrochloride).    Renagel phosphate binder capsules and tablets are used for the reduction of serum phosphorus in patients with end-stage renal disease on hemodialysis. There are an estimated 320,000 end-stage renal disease patients in the United States, approximately 95% of whom receive a phosphate control product. There are also an estimated 170,000 end-stage renal disease patients in Europe and 50,000 in Brazil. Genzyme General is marketing Renagel phosphate binder capsules and tablets in the United States, Europe and Brazil directly to nephrologists, renal dieticians and payors through a dedicated sales force. The launch of the tablet formulation in September 2000 was intended to help nephrologists manage patients into the normal serum phosphorus range. We began recording revenues from Renagel phosphate binder during the second quarter of 2000 under an amended distribution arrangement with GelTex, which we acquired in December 2000. Sales of Renagel phosphate binder totaled approximately $176.9 million, or 16% of our consolidated product revenues in 2001, and approximately $56.0 million, or 6% of our consolidated product revenues in 2000. Chugai

Pharmaceutical Co., Ltd has rights to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries.

        In the fourth quarter of 2001, Genzyme General completed its Treat-to-Goal study comparing Renagel phosphate binder to the standard calcium-based phosphate binders. The study was expected to last three years, but at the recommendation of its clinical investigators and its Renagel medical advisory board, Genzyme General elected not to pursue a two-year extension protocol because it felt the trial had met its objectives at one year. Genzyme General has completed enrollment for a 2,000-patient study initiated in 2001 and designed to evaluate the ability of the products to improve patient morbidity and mortality.

        Thyrogen® (thyrotropin alfa for injection).    Thyrogen hormone is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. It was developed by Genzyme General to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer, which helps patients avoid the debilitating effects of hypothyroidism. Genzyme General began marketing Thyrogen hormone in the United States in 1998 and pursues its marketing efforts through a direct sales force. In the United States, physicians order approximately 150,000 thyroglobulin tests and 30,000 radioiodine imaging whole body scans each year for thyroid cancer patients. Brazil has the highest incidence of thyroid cancer in the developed world, outside of the United States. Physicians order approximately 28,000 thyroglobulin tests and 12,000 radioiodine imaging whole body scans each year in Brazil for thyroid cancer patients. Biobrás S.A. exclusively distributes and markets the product in Brazil. Genzyme General began marketing Thyrogen hormone in Europe in August 2001, and plans to continue product launches in Europe on a country-by-country basis as pricing and reimbursement approvals are obtained. Physicians order approximately 110,000 thyroglobulin tests and 25,000 radioiodine imaging whole body scans each year in Europe for thyroid cancer patients. The product will be sold by Genzyme's existing specialty therapeutics sales force in Europe and through marketing partners in selected countries.

        Fabrazyme® (afgalsidase beta for injection).    Genzyme General is developing Fabrazyme enzyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is a lysosomal storage disorder that is estimated to affect 1 in 40,000 males worldwide, with an estimated 5,000 patients worldwide. We filed for marketing approval for Fabrazyme enzyme in the United States and in Europe in 2000. In August 2001, we received marketing approval in Europe for Fabrazyme enzyme as a long-term enzyme replacement therapy in patients with a confirmed diagnosis of Fabry disease. Genzyme has launched Fabrazyme enzyme in 19 countries outside of the United States and plans to continue product launches on a country-by-country basis as pricing and reimbursement approvals are obtained. Fabrazyme enzyme is sold by Genzyme's existing Cerezyme sales force in Europe, which maintains close relationships with physicians who specialize in the treatment of genetic disorders.

        We submitted our BLA for Fabrazyme enzyme to the FDA in June 2000 and the FDA accepted our application for review under an accelerated approval mechanism. We received an initial complete response letter from the FDA in December 2000 and submitted our response to that letter in April 2001. On October 22, 2001, we received another complete response letter from the FDA related to our application to market Fabrazyme enzyme in the United States The letter specifies additional data and information the FDA requires to complete its review of our Biologics License Application (or "BLA") for Fabrazyme enzyme. We expect action on the United States regulatory submissions in 2002. In addition, Genzyme General initiated a phase 4 trial of Fabrazyme enzyme in January 2001, which is required under the FDA's accelerated approval mechanism. Please refer to our discussion on Fabrazyme enzyme under the heading "Competition" on page 22.

        WelChol™ (colesevelam hydrochloride).    GelTex received marketing approval for WelChol compound from the FDA in May 2000. WelChol compound is approved for administration alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia. While the risks of high cholesterol are well recognized, the condition remains significantly under-treated worldwide. An estimated 25 million Americans require drug therapy to achieve adequate reductions in cholesterol levels. However, only approximately 8 million Americans are receiving cholesterol-reducing drugs, and it is estimated that more than 60% of this population is not at their appropriate National Cholesterol Education Program LDL cholesterol goal. Worldwide, it is estimated that approximately one-third of the individuals who should be receiving cholesterol-reducing drugs are receiving therapy. Sankyo Pharma, Inc. has been marketing WelChol compound in the United States since its launch in September 2000.

        Aldurazyme™ (Laronidase for Injection).    Genzyme General and BioMarin Pharmaceutical, Inc. have formed a joint venture to develop Aldurazyme enzyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat a lysosomal storage disorder known as mucopolysaccharidosis I, or MPS I. Approximately 3,000 to 4,000 people in the developed world have been diagnosed with MPS I. The joint venture completed a confirmatory phase 3 trial in the third quarter of 2001 and plans to file for marketing approval in Europe and the United States in the first quarter of 2002, and in Canada in 2002.

        AVONEX® (Interferon-Beta 1a).    In September 1998, we entered into an agreement with Biogen, Inc. under which Genzyme General will, following regulatory approval, exclusively distribute AVONEX in Japan. AVONEX is Biogen's treatment for relapsing forms of multiple sclerosis. Genzyme General is managing the clinical development program for AVONEX in Japan and is working to obtain registration and reimbursement approvals for the product. Genzyme General expects to complete the phase 3 trial in Japan in the second quarter of 2002. Genzyme General estimates that there are 5,000 multiple sclerosis patients in Japan.

        GT 160-246 for C. Difficile Colitis.    The leading product currently in development at GelTex is a toxin binder for Clostridium difficile, also known as C. difficile. C. difficile is a major cause of antibiotic associated colitis, a condition common in hospitals and nursing homes. C. difficile is estimated to affect over 600,000 patients each year in the United States, resulting in prolonged hospital stays and increased costs, and is the cause of an estimated 5,000 deaths annually. In December 2001, Genzyme General launched a phase 2 trial of its polymer-based toxin binder for the treatment of C. difficile colitis following a successful pilot phase 2 study.

        Alpha-glucosidase.    Genzyme General is developing a potential therapy for Pompe disease. Pompe disease is a lysosomal storage disorder that is estimated to affect between 5,000 and 10,000 people worldwide. As part of its efforts to develop a safe and effective therapy for patients suffering with Pompe disease as quickly as possible, Genzyme General has devoted resources to the development of several potential therapies. Genzyme General is conducting an extension of the phase 2 trial of transgenically derived human alpha-glucosidase. Genzyme General does not intend to commercialize the transgenic product and plans to transition the patients currently enrolled in this trial to an alpha-glucosidase product produced in CHO cells as soon as practicable. It is conducting a phase 2 trial of a CHO-derived alpha-glucosidase product that it licensed from Synpac (North Carolina), Inc. Genzyme General plans to meet with the FDA to outline a plan for initiating additional clinical trials this year in infantile and delayed-onset Pompe patients and to discuss the regulatory pathway going forward.

        In connection with its efforts to develop a product for the treatment of Pompe disease, Genzyme General previously entered into two joint ventures with Pharming Group N.V—one for the development of the transgenically-derived product, and the other for the development of CHO-derived products. In August 2001, Pharming Group filed for receivership in order to seek protection from creditors. Thereafter, Genzyme General assumed full operational and financial responsibility for the development of CHO-derived products. In October 2001, we acquired Pharming Group's manufacturing facility in Geel, Belgium as part of Genzyme General's efforts to ensure the continued supply of the transgenically-derived product to patients enrolled in the ongoing study until they can be transitioned to a CHO-derived product. In December 2001, we entered into an agreement with Pharming Group to acquire all of its remaining assets related to the diagnosis and treatment of Pompe disease.

        Other Development Programs.    Genzyme General has several on-going preclinical and research programs. Genzyme General is developing an oral iron chelator for the treatment of iron overload disorders. It is conducting preclinical studies of a second generation Cerezyme enzyme product for Type I Gaucher disease. Genzyme General also is engaged in preclinical studies and research of small molecule products for multiple sclerosis, lysosomal storage diseases, polycystic kidney disease and cystic fibrosis, as well as gene therapies for AV shunt failure in renal dialysis, lysosomal storage diseases and other genetic diseases. Finally, Genzyme General is conducting preclinical studies of TGF-beta antagonists for renal and other diseases.

Diagnostic Products

        Genzyme General develops, markets and distributes in vitro diagnostic products with an emphasis on point of care products for the in-hospital and out of hospital rapid test segment, and clinical chemistry reagents and raw materials focused on the clinical laboratory. Sales in Europe and the United States are made primarily to diagnostic reagent and equipment manufacturers who, in turn, distribute the products under their own brand. In Japan, sales are primarily made to distributors. We have described some of Genzyme General's diagnostic products and development programs below.

        Cardiovascular Products.    Genzyme General sells reagents for the measurement of low-density lipoprotein cholesterol, or LDL-cholesterol and high density lipoprotein cholesterol, or HDL-cholesterol. Genzyme General's liquid N-geneous® LDL and liquid N-geneous HDL tests measure cholesterol levels directly without the imprecise labor intensive pretreatment methods that were previously used. These methods are also easily adapted to automated chemistry analyzers, through instrument applications Genzyme General develops as part of its value contribution to its partners. The N-geneous LDL cholesterol test was the first direct, liquid homogeneous LDL cholesterol test available for sale in the United States. Genzyme General is distributing both tests exclusively in the United Sates and Europe under an agreement with the manufacturer of the tests, Daiichi Pure Chemicals., Ltd., of Tokyo. In Asia and Japan, we hold co-exclusive distribution rights. In the primary markets we serve, Genzyme Diagnostics supports approximately 50% of the 150 to 200 million annual direct HDL and LDL cholesterol tests performed.

        GlyPro® Test.    Genzyme General's GlyPro test is a tool for monitoring diabetes. The GlyPro test measures glycated serum protein and provides an intermediate-term assessment of a patients average blood glucose control over the preceding two to three weeks.

        Diagnostic Intermediates.    Genzyme General produces intermediates such as diagnostic enzymes, substrates and specialty proteins for use in diagnostic kits. Complimentary to Genzyme Diagnostic's unique formulated reagents, the raw materials are formulated by Genzyme's OEM partners into finished reagents and used in mainframe clinical chemistry analyzers in the clinical lab. Currently, an example of Genzyme General's product line integration is in the area of pancreatic function, where Genzyme General provides enzymes, substrates and formulated reagents supported by patented methodologies for amylase and lipase determination to diagnostic kit manufacturers. Genzyme General is also a primary supplier of cholesterol enzymes used in testing for coronary heart disease.

        Qualitative Rapid Tests.    Genzyme General's qualitative rapid test portfolio expanded with the acquisition of Wyntek Diagnostics, Inc., in June 2001. In addition to private label products distributed to Genzyme General partners in the same fashion as Genzyme General distributes its products, Wyntek sales include the OSOM brand of pregnancy, Strep A and infectious mono rapid tests. Adding these products to the current Contrast® rapid tests for pregnancy, Strep A and infectious mononucleosis broadens Genzyme General's position as a premier supplier of rapid tests. Genzyme General also manufacturers the first combination rapid test for giardia and cryptosporidium, the two most common causes of intestinal, parasitic infection.

        Quantitative Rapid Tests.    Expanding on its rapid test product offerings, Genzyme General is developing cardiac, stroke and infectious disease quantitative point of care, rapid tests. We anticipate launching the cardiac point-of-care product in the second half of 2002. This product is expected to combine with Genzyme General's first instrument platform and to afford the footprint to offer other, quantitative point of care future products. Because heart disease is the leading cause of death in the United States, rapid identification and management of acute coronary syndromes at the point of care meets an important medical need. Genzyme General also is developing a stroke panel to aid in the management of stroke patients. Following FDA marketing clearance, Genzyme General intends to exclusively manufacture and sell the product worldwide. It is expected that, as a result of launch of the cardiac product, the stroke product will be Genzyme General's second quantitative panel, and will utilize the instruments already in place in the field. Stroke is the third leading cause of death in the United States, affecting approximately 700,000 people annually with a similar incidence in both Europe and Japan. Approximately 150,000 Americans die as a result of a stroke each year.

Other Genzyme General Products and Services

        Genzyme General derives revenues from other products and services not included in the Therapeutics or Diagnostic Products segments. Those revenues are derived primarily from the provision of genetic diagnostic services and the sale of pharmaceutical intermediates.

  Genetic Services

        Genzyme General applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services in the United States and Japan. These services are promoted through a direct sales force in the United States with testing provided by Genzyme General's U.S.-based clinical laboratories. Genzyme Japan services the Japanese market through a direct sales force, with testing services provided for Japan by Genzyme General's clinical laboratory in Santa Fe, New Mexico. Genzyme General employs over 120 board certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients

        In December 2001, we reallocated certain intellectual property rights and licenses related to in vitro cancer diagnostics from Genzyme Molecular Oncology to Genzyme General. In exchange for the reallocation, Genzyme General paid to Genzyme Molecular Oncology $32 million in cash and undertook the obligation to pay an additional $1 million if a specified milestone is met. As a result of this transaction, Genzyme General now has in vitro diagnostic rights to cancer markers which have been identified, or may be identified during the next five years, through Genzyme Molecular Oncology's antigen discovery program. In addition, it has access to Genzyme Molecular Oncology's Serial Analysis of Gene Expression (SAGE™) database to identify diagnostic cancer markers, and options to diagnostic- related discoveries found through research collaborations with laboratories at The Johns Hopkins University and other institutions. Genzyme General also assumed exclusive rights to intellectual property for certain cancer-related genes and methods in the field of in vitro diagnostics.

        Genzyme General offers three types of genetic diagnostic services. We have described those services below.

        Cytogenetic Testing.    Most of Genzyme's cytogenetic testing is routine chromosome analysis done through karyotyping. Karyotyping is an analysis of the chromosomes in a single cell from one individual. Genzyme General's InSight® test utilizes Fluorescence In Situ Hybridization (FISH) technology to expand the capabilities of routine chromosome analysis in prenatal testing. It is used by cytogenetics laboratories and physicians as an adjunct to traditional chromosome analysis, and permits preliminary identification of the most frequently occurring numerical chromosomal abnormalities within 48 hours. Classical cytogenetic testing typically takes one to two weeks. Cytogenetic tests are routinely used to identify genetic abnormalities in pregnancy as well as hematologic cancers.

        Biochemical Testing.    Genzyme General offers both triple (AFP3®) & quad (AFP4®) marker prenatal genetic screening tests. Genzyme General's AFP4® advanced screening test has a higher detection rate and a lower false positive rate than the previous triple screen in assessing fetal risk of neural tube defects, Down Syndrome and Trisomy 18.

        DNA Testing.    Genzyme General's test menu includes over 20 DNA tests used in the screening and diagnosis of single gene disorders and hematological cancers. Genzyme General's CF87™ test screens for 87 genetic mutations associated with cystic fibrosis. In the third quarter of 2001, the American College of Obstetricians and Gynecologists (ACOG) issued new guidelines recommending that all Caucasian women who are pregnant and couples considering pregnancy be offered a genetic test to determine if they are carriers of cystic fibrosis. In anticipation of the ACOG recommendation, and in response to strong growth in its DNA testing business, Genzyme General doubled the capacity of its molecular diagnostics laboratory in Framingham, Massachusetts in 2001. In addition, it launched a comprehensive educational program geared toward helping health professionals in obstetrics advance their knowledge of cystic fibrosis and the issues presented by testing.

  Pharmaceuticals

        Genzyme General develops, custom manufactures and sells pharmaceutical drug materials, specializing in synthetic peptides, amino acid derivatives, phospholipids and complex chemical products, which are used by pharmaceutical and biotechnology companies as active pharmaceutical ingredients, key intermediates/excipients or raw materials in their products. These pharmaceutical materials are sold through a direct sales force to customers around the world. In addition, we develop and license to companies new, innovative lipid-based drug delivery technologies for use in their product development programs. Genzyme General's multi-purpose chemical manufacturing facility located in Liestal, Switzerland has a range of manufacturing scale to support the pharmaceutical industry's drug development programs from the research phase through clinical trials and product commercialization.

Genzyme Biosurgery—Products and Development Programs

        We created Genzyme Biosurgery in December 2000 by combining two of our former divisions, Genzyme Surgical Products and Genzyme Tissue Repair, and simultaneously acquiring Biomatrix, Inc. Genzyme Biosurgery is organized into three reportable segments—Orthopaedics, Cardiothoracic and Biosurgical Specialties. Its product and development program portfolio consists of biomaterials, biotherapeutics, cardiothoracic devices and sutures, as well as advanced devices for minimally invasive cardiovascular surgery. Genzyme Biosurgery's sales force markets products directly to physicians and hospital administrators throughout the United States and Europe. It also uses a network of distributors to sell certain products in the United States, Europe, Asia and Latin America.

        In October 2001, we sold our manufacturing facility in Pointe-Claire, Quebec, Canada. This facility was formerly used to manufacture Synvisc® (Hylan G-F20) viscosupplementation fluid, Hylaform® and Hylashield®. We had discontinued operations in the Spring of 2001 after transferring all Synvisc viscosupplementation fluid production to our Ridgefield, New Jersey facility.

        In November 2001, we sold the assets related to our Snowden-Pencer® surgical instrument product lines, and we are subleasing to the purchaser our manufacturing facility in Tucker, Georgia. The Snowden-Pencer product lines included primarily hand-held reusable surgical instruments and endoscopic instruments for use in general, plastic, gynecological and laparoscopic surgery.

Orthopaedics

        Synvisc® (hylan G-F20).    Synvisc viscosupplementation fluid is a hyaluronan-based biomaterial used to treat the pain and immobility associated with osteoarthritis of the knee. When injected into the knee joint, Synvisc viscosupplementation fluid supplements synovial fluid to restore lubrication and cushioning. Synvisc viscosupplementation fluid is approved in approximately 60 countries and is sold in more than 35 countries, both directly and through marketing and distribution agreements with major pharmaceutical companies, including Wyeth-Ayerst Laboratories in the United States, Germany, Portugal, Turkey and other countries.

        In 2001, a clinical study was conducted comparing Synvisc viscosupplementation treatment to intra-articular steroids with favorable results. We also initiated a next generation viscosupplementation program that will focus on a Synvisc product requiring fewer than three injections. Further in 2001, we evaluated data generated from a pilot clinical trial completed in Europe that studied Synvisc viscosupplementation fluid as a treatment for osteoarthritis of the hip. In 2002, we plan to file for European authorization to market Synvisc viscosupplementation fluid for treating osteoarthritis induced pain in the hip. We also plan to initiate a pivotal clinical trial for use of Synvisc viscosupplementation fluid to treat osteoarthritis of the hip in the United States, and to conduct clinical trials in Europe and possibly the United States to evaluate Synvisc in other joints such as the shoulder, ankle, and digits.

        Advanced Viscosupplementation Products.    Genzyme Biosurgery is continuing development of extension viscosupplementation products to treat the pain and immobility associated with osteoarthritis that are intended to provide patients with improved clinical benefits and ease of use. In 2002 we plan to initiate a pilot clinical trial to evaluate a product with such properties.

        Carticel® (autologous cultured chondrocytes).    Carticel chondrocytes are used to treat damaged articular cartilage in the knee. Genzyme Biosurgery employs a proprietary process to grow autologous, or a patient's own, cartilage cells (chondrocytes) for use in repairing damaged knee cartilage in patients who have had an inadequate response to a prior surgical procedure. The cells are implanted into the damaged area of the knee in a surgical procedure called autologous chrondrocyte implantation. Genzyme Biosurgery also sells biopsy kits and a variety of disposable instruments and sutures that are typically used in the implantation procedure. Carticel chondrocytes currently are marketed in the United States and are available in Europe.

        Genzyme Biosurgery is conducting three confirmatory post-marketing studies of Carticel chondrocytes. The first study, which was completed in 2000 ahead of schedule, measured outcomes of patients included within Genzyme Biosurgery's registry during the last three years who did not respond to other treatments before being implanted with Carticel chondrocytes. Outcomes before and after implantation were compared. The second study is designed to compare the long-term clinical effect of treatment with Carticel chondrocytes to alternative treatments. Enrollment in this study, which consists of 104 patients, was completed in June 2001. Follow-up for these patients will take place for approximately four years. The final confirmatory study is an on-going animal study to evaluate the biological role of chondrocytes in the repair procedure.

        Genzyme Biosurgery markets Carticel chondrocytes to orthopedic surgeons in the United States and Europe directly and through distributors. Genzyme Biosurgery also trains orthopedic surgeons, collects and analyzes outcomes data through a registry, and assists physicians and patients in obtaining reimbursements from third-party payors. Approximately one-fourth of its 70-person United States sales and reimbursement staff is involved directly in claims processing and educating insurers about the appropriate uses of the product. Sales of Carticel chondrocytes are usually lower in the summer months as fewer operative procedures are typically performed during those months.

        Carticel® II Chondrocytes.    Carticel II chondrocytes, currently in development, is a next-generation product based on the development of a pre-formed autologous cartilage tissue implant. The implant is intended to allow the procedure to be performed less invasively. If it is successfully developed, Carticel II chondrocytes could significantly decrease the length of surgical and rehabilitation time for patients and may allow surgeons to treat larger and more complex cartilage defects. In connection with the development of Carticel II chondrocytes, Genzyme Biosurgery obtained an exclusive worldwide license in 2000 from Sentron Medical, Inc., for technology and related intellectual property rights that include autologous chondrocyte graft technology to produce cartilage tissue on a supporting membrane in vitro.

        Other Development Programs.    In addition to viscosupplementation treatment of osteoarthritis pain, Genzyme Biosurgery is conducting preclinical studies with a small molecule therapy that affects the progression of the cartilage degradation that causes osteoarthritis. Genzyme Biosurgery also is conducting basic research concerning the biology of cartilage and the cartilage repair process. The objective of this research is to further understand the mechanism of action of viscosupplementation and to ultimately develop more effective products for treating joint disease and to aid in cartilage repair. Genzyme Biosurgery is also committing resources to meet requirements specified by the FDA for validation of certain product manufacturing parameters.

Cardiothoracic

        Devices and Sutures.    Genzyme Biosurgery's products for traditional cardiothoracic surgery include a comprehensive portfolio of products, including fluid management (chest drainage) systems and sutures. Its line of fluid management systems consists primarily of self-contained, disposable chest drainage devices used to drain blood from the chest cavity following open-heart and lung surgery. Genzyme Biosurgery also sells autotransfusion devices that allow the collection of blood lost by the patient and its reinfusion postoperatively, which helps eliminate risks associated with blood transfusions. Genzyme Biosurgery's self-contained, disposable Pleur-evac® chest drainage unit, which was introduced in 1967, is a widely-used device that drains the thoracic cavity of blood and air following heart or lung surgery. Genzyme Biosurgery also sells a line of dry suction-controlled chest drainage and autotransfusion devices under the Sahara™ and Thora-Klex® brand names. Genzyme Biosurgery has entered into selling agreements for its chest drainage devices with Amerinet, Inc., Health Trust Purchasing Group, MedAssets, HSCA Inc. (a successor to Health Services Corporation of America) Novations, LLC, and Hospital Corporation of America, which are large hospital group purchasing organizations representing approximately 49% of the hospitals in the United States. Genzyme Biosurgery also markets sutures, including the Tevdek® and Polydek® valve sutures and Deklene®

bypass sutures. In November 2000, Genzyme Biosurgery received FDA approval to launch NextStitch™ cardiovascular valve suture for use in heart-valve replacement surgery in the United States. NextStitch cardiovascular valve sutures incorporate two suture strands into each needle, which reduces the number of needle passes and thus improves the efficiency and reduces the trauma of valve suturing. Additionally, Genzyme Biosurgery sells aortic punches, which are used during coronary artery bypass graft surgery to make clean, round openings in the aorta prior to grafting.

        Minimally Invasive Cardiovascular Surgery Systems.    Genzyme Biosurgery markets products for minimally invasive cardiovascular surgery, with a focus on beating-heart surgery and vein harvesting. In beating-heart surgery, procedures are performed on the heart without stopping the heart and without the use of a heart/lung machine to circulate blood and supply oxygen. This allows surgeons to avoid the complications often associated with the use of heart/lung machines. In December 2001, Genzyme Biosurgery launched the fourth-generation of its Immobilizer™ System for beating-heart surgery. The Immobilizer System consists of a reusable retractor with disposable coronary artery stabilization device. Genzyme Biosurgery also introduced the next generation of its SaphLITE® system in August 2000. Genzyme Biosurgery's SaphLITE system is used to remove the saphenous vein from a patient's leg in a minimally-invasive procedure for use as a graft during a coronary artery bypass graft operation.

        Biomaterials.    Genzyme Biosurgery launched FocalSeal®-L surgical sealant in North America in 2000 for use in pulmonary procedures. FocalSeal-L surgical sealant is a biomaterial approved for use in preventing air leaks following surgery. FocalSeal®-L surgical sealant was developed by Focal, Inc., which we acquired in July 2001. Approximately 180,000 lung surgeries are performed in the United States annually, with almost all patients at risk for debilitating air leaks. Genzyme Biosurgery markets FocalSeal-L surgical sealant in North America through its existing sales force. In other parts of the world where it is approved for sale. Genzyme Biosurgery sells the product directly or markets it through distributors. Genzyme Biosurgery is conducting preclinical studies to evaluate the effectiveness of the FocalSeal-S polymer as a device for delivering a cardiac drug that reduces atrial fibrillation following open heart surgery.

        Biotherapeutics.    Genzyme Biosurgery is developing a gene therapy approach to ischemia, or inadequate circulation caused by blood vessel constriction or blockage, including both coronary artery disease (CAD) and peripheral arterial disease (PAD). Genzyme Biosurgery currently is conducting two phase 1 clinical trials to investigate the effect of HIF-1 alpha (hypoxia inducible factor-1), a proprietary gene, in stimulating angiogenesis, or new blood vessel growth. In preclinical studies, HIF-1 alpha has been shown to activate growth factors associated with angiogenesis. Enrollment of patients in the PAD phase 1 clinical trial has been completed, and Genzyme Biosurgery anticipates completing the study in 2002. Genzyme Biosurgery anticipates that its CAD phase 1 clinical trial will be completed in 2003. In addition, Genzyme Biosurgery is conducting research on other gene therapy approaches to congestive heart failure and restenosis.

        Genzyme Biosurgery also is developing a cell therapy approach to repair damaged heart tissue following a heart attack. It plans to file an IND application in 2002 and launch a multi-center phase 1 clinical trial in the second half of 2002.

Biosurgical Specialties

        Biomaterials.    Genzyme Biosurgery has an extensive line of biomaterial products on the market and in development for the general, plastic and cardiovascular surgery markets, including its Sepra™ products. Genzyme Biosurgery sells its biomaterial products in the United States and Europe primarily through its own sales force, and in Japan and the rest of the world through distributors.

        The chart set forth below provides summary information on certain of Genzyme Biosurgery's biomaterial products and development programs as of March 1, 2002.

Product	Indication	Status
Seprafilm® Adhesion Barrier	Reduction of the incidence, extent and severity of postoperative adhesions after abdominal/pelvic surgery.	Approved and marketed in the U.S. and Europe since 1996, in Canada and Israel since 1997, and in Japan since 1998. Phase 4 clinical trial in the U.S. ongoing to assess reduction of small bowel obstructions.
Seprafilm® II Adhesion Barrier	Reduction of the incidence, extent and severity of postoperative adhesions after abdominal/pelvic surgery.	Approved and marketed in Europe since 1999. Pivotal clinical trial in the U.S. ongoing.
CV Seprafilm II	Reduction of incidence, extent and severity of postoperative adhesions after cardiac surgery.	Approved and marketed in Europe since 1998.
Sepramesh™ Biosurgical Composite	Soft tissue deficiency repair, such as hernia repair.	Approved and marketed since 2000 in the U.S., Europe and Canada.
Seprapack™ bioresorbable Nasal Packing and Sinus Stent	Space occupying stent and reduction of incidence, extent and severity of adhesions after sinus surgery.	Available for sale in the U.S. in 2002.
Sepragel® Sinus bioresorbable Nasal Packing and Sinus Stent	Space occupying stent and reduction of incidence, extent and severity of adhesions after sinus surgery.	Available for sale in the U.S. and Europe in 2002.
Hylaform®	Facial wrinkle and tissue augmentation.	Approved in Europe in 1995; approved in Canada, Israel and Chile in 1997, in Argentina in 1998 and in Australia and China in 1999. U.S. clinical trial expected to commence in 2002.
Hylaform® Plus	Larger facial wrinkle and tissue repair and augmentation.	Approved in Europe in 2001; approved in Canada in 2002. U.S. clinical trial expected to commence in 2002.
Hylaform® Fineline	Smaller facial wrinkle and tissue repair and augmentation.	Approved in Europe in 2001; approved in Canada in 2002. U.S. clinical trial expected to commence in 2002.
Hylashield®, Hylashield Nite™ and HsS®	Ease pain caused by dry-eye and facilitate ophthalmic surgical procedures.	Approved in Canada and Europe since 1996.
Sepragel® Spine	Reduction of incidence, extent and severity of adhesions after spinal surgery.	Clinical trial expected to commence in 2002.
Sepragel® Adhesion Barrier	Reduction of incidence, extent and severity of adhesions after laproscopic pelvic surgery.	In preclinical development.
Sepramesh™ II Biosurgical Compositer	Soft tissue deficiency repair, such as hernia repair.	In preclinical development.

        The "Sepra products" are aimed at preventing or reducing adhesions (scar tissue) following surgery. These products are based on hyaluronan, which is a substance that is naturally created in the body to lubricate and protect tissue. Genzyme Biosurgery previously developed the Sepra products on behalf of Genzyme Development Partners, L.P., referred to as GDP, and marketed the products in the United States and Canada on behalf of Genzyme Ventures II, our joint venture with GDP.  In 2001, we purchased all of the outstanding limited partnership interests in GDP for approximately $25.7 million in cash, plus royalties payable over ten years on sales of certain Sepra products in the U.S, Canada and Europe. GDP and Genzyme Ventures II have both been dissolved and Genzyme Biosurgery now develops and markets the Sepra products. Royalties are currently being paid to the former limited partners of GDP on sales of Seprafilm, Seprafilm II, CV Seprafilm II, Sepramesh, Seprapack and Sepragel Sinus.

        Seprafilm adhesion barrier is a bioresorbable membrane of modified hyaluronan that is used to separate tissue surfaces while the normal tissue repair process takes place. It is the only product approved by the FDA that is clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. There are approximately 4 million abdominal and pelvic procedures performed annually in the United States.

        To build further clinical evidence of the safety and effectiveness of Seprafilm adhesion barrier, Genzyme Biosurgery is conducting a 22-center phase 4 clinical trial to evaluate the use of Seprafilm adhesion barrier for the reduction of adhesion related postoperative bowel obstruction following abdominal and pelvic surgery. A total of 1,791 patients were enrolled in this study. The study will track patient outcomes for two years after surgery. At the end of 2001, all patients had at least one year of postoperative experience. The study is expected to be completed at the end of 2003. In 2001, Genzyme Biosurgery received Japanese marketing approval and reimbursement authorization for the use of Seprafilm adhesion barrier in patients with colorectal cancer.

        Seprafilm II adhesion barrier is a modified form of Seprafilm adhesion barrier designed to have increased plasticity, improved handling and increased ease of use. Seprafilm II adhesion barrier currently is marketed in Europe, Canada and other countries for use in open and laproscopic abdominal and pelvic surgery to reduce the incidence, extent and severity of postoperative adhesions. A 12-14 center, 120 patient pivotal study of Seprafilm II adhesion barrier in abdominal surgery was initiated in the United States in 2001. Enrollment is expected to be completed in 2002.

        Genzyme Biosurgery obtained clearance to market Sepragel Sinus and Seprapack bioresorbable nasal packing and sinus stents to prevent adhesions and control minimal bleeding after sinus surgery, in 2001 in the United States and in 2000 in Europe. Genzyme Biosurgery estimates that annually approximately 360,000 patients worldwide could be helped by one or both of these products. In 2001, we entered into a partnership with Gyrus® ENT LLC, for the exclusive worldwide distribution of Sepragel Sinus and Seprapack bioresorbable nasal packing and sinus stents as well as other potential hyaluronan-based ear, nose and throat specialty applications. Genzyme Biosurgery and Gyrus plan to launch Sepragel Sinus and Seprapack bioresorbable nasal packing and sinus stents in Europe in 2002.

        Genzyme Biosurgery has been marketing Sepramesh biosurgical composite, a polypropylene mesh that is coated with modified hyaluronan for use in hernia repair, in the United States, Europe and Canada since 2000.

        Hylaform is a hyaluronan-based biomaterial used to correct facial wrinkles and provide tissue augmentation by injection directly into the dermal tissue. It is part of the portfolio of products based on hyaluronan that we acquired through our acquisition of Biomatrix. This product is distributed by Inamed Corporation in Europe, Canada, Japan, Australia, Israel and other designated countries. Inamed also has the exclusive distribution rights to Hylaform in the United States, subject to the completion of a United States clinical trial and FDA approval. In 2001 we agreed to expand our existing relationship with Inamed. Under our new agreement, which we anticipate will become effective in early 2002, Inamed will also distribute Hylaform® Plus and Hylaform® Fineline, closely associated products to Hylaform, in and outside the United States, and will also fund the Hylaform clinical trial in the United States, which is expected to commence in 2002.

        Epicel® (cultured epidermal autografts).    Genzyme Biosurgery's Epicel skin grafts are cultured autologous skin cells used for permanent skin replacement for patients with severe burns. Epicel skin grafts were first introduced in 1987. These epidermal grafts are grown from a patient's own skin cells and, therefore, are not rejected by the patient's immune system. Most burn wounds involving less than 60% body surface area are covered with conventional skin grafts within the three to four weeks it currently takes to grow skin grafts produced using the Epicel skin grafts process. The primary candidates for Epicel skin grafts are the approximately 1,500 patients each year in the United States who survive burn injuries covering more than 60% of their body surface area. Genzyme Biosurgery markets Epicel skin grafts to burn centers in the United States and parts of Europe through its own direct sales force and in Japan through a distributor. Sales of Epicel skin grafts fluctuate from quarter to quarter depending on a number of unpredictable factors, including the number and survival rate of severe burn patients prior to treatment with Epicel skin grafts.

        FocalSeal®-S Neurosurgical Sealant.    FocalSeal-S neurosurgical sealant has been approved for sale in Europe since November 1999, and, prior to Focal's termination of its distribution agreement with Ethicon Inc., a division of Johnson & Johnson, in April 2001, was distributed under the trade name AdvaSeal-S by Ethicon. Genzyme Biosurgery is evaluating the potential for a clinical trial in the United States to study FocalSeal-S neurosurgical sealant. In conjunction with Exactech, Inc., preclinical work is also taking place to evaluate the effectiveness of the FocalSeal-S polymer for use in human derived bone grafting applications. Further pre-clinical studies are on-going to evaluate the FocalSeal-S polymer as a device for facilitating the implantation of other human derived and synthetic orthopedic biomaterials.

Genzyme Molecular Oncology—Technology Platforms and Development Programs

        Genzyme Molecular Oncology is developing a new generation of cancer therapeutics based upon the growing understanding of the molecular basis of cancer. It believes that these therapeutics have the potential to treat multiple types of cancer, minimize toxicity and side effects, and complement both existing and novel therapies. Genzyme Molecular Oncology supplements its internal resources through collaborations with some of the world's preeminent scientists and clinicians in the field of cancer.

Technology Platforms

        Antigen Discovery.    Genzyme Molecular Oncology has built a proprietary, state-of-the-art platform for the discovery of antigens—molecular markers in tumor cells that enable the body's immune system to recognize and respond to these cells as "foreign". The power of this platform is its ability to combine antigen identification, optimization and validation in one step—this enables Genzyme Molecular Oncology to rapidly and efficiently incorporate antigens into novel antigen-specific peptide- and gene-based cancer vaccines and generate antibodies which recognize that antigen. Genzyme Molecular Oncology expanded its antigen discovery capabilities in 2001 through the development of a proprietary technology that allows for the efficient identification of relevant targets for antibody-based therapies.

        The primary focus of Genzyme Molecular Oncology's internal program is on antigens which stimulate a cellular immune response against tumors by using vaccines to present tumor-specific antigens to the immune system. During 2001, the first United States patent covering optimized antigen fragments (peptides) discovered using Genzyme Molecular Oncology's antigen discovery platform was issued, and Genzyme Molecular Oncology is conducting preclinical studies on these peptides in preparation for the initiation of clinical studies.

        In addition to using its antigen discovery platform for its internal programs, Genzyme Molecular Oncology has used it to enter into strategic partnerships. During 2001, Genzyme Molecular Oncology identified and submitted multiple antigens under its antigen discovery and licensing arrangement with Purdue Pharma L.P. Under this arrangement, Purdue may select up to 20 cancer antigens for use with its proprietary delivery platforms. Genzyme Molecular Oncology retains all rights to these antigens for use in its gene, cell, protein and peptide-based therapeutics, as well as all rights to antigens not selected by Purdue.

        Building on the success of its antigen discovery platform, Genzyme Molecular Oncology has expanded its antigen discovery technologies into the field of infectious disease. In January 2001, it entered into an HIV antigen discovery and research collaboration with Dr. Bruce Walker of Massachusetts General Hospital. Dr. Walker is analyzing optimized novel peptides discovered by Genzyme Molecular Oncology that may be used as HIV vaccines. Given Genzyme Molecular Oncology's focus on cancer therapeutics, it will likely outlicense the right to develop and commercialize product candidates arising from this collaboration.

        SAGE™ Technology.    Genzyme Molecular Oncology's patented SAGE (Serial Analysis of Gene Expression) technology is a high-throughput, high efficiency method of simultaneously detecting and measuring the expression level of virtually all genes expressed in a cell at a given time. The SAGE technology detects and quantifies expression of novel as well as known genes and, because of its high efficiency and sensitivity, the SAGE technology can detect genes expressed at low levels. Some of the uses of the SAGE technology are comparison of disease tissue with healthy tissue, comparison of genes expressed at different stages of disease, elucidation of disease pathways and measurement of response to and toxicity of drug candidates. Genzyme Molecular Oncology enhances the power of the SAGE technology through software and bioinformatics development, technology improvements, database expansion and the integration of the SAGE technology with other genomics tools, such as microarrays.

        Genzyme Molecular Oncology has used the SAGE technology to analyze the most prevalent types of cancer and corresponding normal tissue and also has access to SAGE data generated in the laboratories of Drs. Bert Vogelstein and Kenneth Kinzler at The Johns Hopkins University. Genzyme Molecular Oncology has accumulated from its proprietary analyses, its collaborators, and the Cancer Genome Anatomy Project at the National Cancer Institute a database of over seven million SAGE gene sequence identification tags, representing over 125,000 unique transcripts.

        Genzyme Molecular Oncology also employs the SAGE technology extensively in its own drug discovery and development efforts to identify genes that are functionally relevant. In its cancer vaccine program, Genzyme Molecular Oncology combines the SAGE technology with other proprietary tools to identify tumor-associated antigens. In the field of anti-angiogenesis, Genzyme Molecular Oncology is using the SAGE technology to dissect the biological pathways resulting in angiogenesis and to explore and understand the mechanism of action of drug candidates discovered in functional assays.

        Genzyme Molecular Oncology also uses the SAGE technology and its proprietary SAGE database to generate revenues through licenses and database collaborations. It has granted rights to Celera Genomics and Compugen Ltd. to market the SAGE database to customers on a revenue-sharing basis, and to Invitrogen Corporation to market reagent kits that enable the use of the SAGE technology.

Development Programs

        Genzyme Molecular Oncology is developing products primarily focused on vaccines that aim to treat cancer by stimulating the body's immune system to fight tumor cells, and anti-angiogenic drugs that treat cancer by preventing the formation and development of blood vessels that tumors require for growth or by targeting tumor vasculature. The following chart describes the status of Genzyme Molecular Oncology's development programs as of March 1, 2002:

Program	Type(s) of Cancer	Status
Cancer Vaccines
Dendritic/tumor cell fusion vaccines (chemical process)	Breast Melanoma Kidney	Phase 1-2 trial enrollment complete Phase 1-2 trial complete* Phase 1-2 trial complete*
Dendritic/tumor cell fusion vaccines (electrofusion process)	Melanoma Kidney	IND filed IND filed
Melan-A/MART-1 and gp100 antigen-specific cancer vaccines	Melanoma (ex vivo) Melanoma (in vivo)	Phase 1-2 trial complete* Phase 1-2 trial ongoing
SPHERE™ peptides	Multiple indications	Preclinical
NY-ESO-1 antigen	Multiple indications	Preclinical
Angiogenesis Inhibitors
TEM antibodies	Multiple indications	Research
Small molecules	Multiple indications	Research

*
Patient enrollment and treatment are complete, with data analysis ongoing.

Cancer Vaccines

        Genzyme Molecular Oncology believes that the most successful cancer vaccines will be those that activate a cellular immune response directed at the tumor. Its program features two types of investigational vaccines for generating a tumor-specific cellular immune response:

  •
  where specific tumor antigens are not known, a cell therapy product is created by using a technique that fuses the patient's own tumor cells with dendritic cells, the specialized immune system cells that present antigens to T cells (the immune system's cellular response to disease), which may allow for the selective recognition and destruction of the patients' tumor cells; and

  •
  where specific tumor antigens have been identified as targets of the cellular immune response, Genzyme Molecular Oncology uses gene-based or peptide-based tumor vaccines.

        Genzyme Molecular Oncology believes that both of these vaccine types should provide clinical benefit and have commercial potential. Genzyme Molecular Oncology believes, however, that antigen-specific vaccines provide the greater long-term opportunity and that over time, as Genzyme Molecular Oncology identifies more tumor-associated antigens, it will be able to develop off-the-shelf vaccines that are based on the specific antigens present in the patients' tumors.

  Patient-Specific Cancer Vaccines

        During 2001, progress continued on the three clinical trials of the patient-specific cancer vaccine Genzyme Molecular Oncology is supporting at the Dana-Farber Cancer Institute and the Beth Israel Deaconess Medical Center in Boston. These vaccines are referred to as "fusion vaccines" because the product is made by fusing the patient's own tumor cells with dendritic cells, which are potent stimulators of the immune system.

        In May 2001, Genzyme Molecular Oncology entered into an exclusive license agreement with BruCells, S.A./N.V. for technology developed by a consortium of investigators at the Université Libre de Bruxelles and the Vrije Universiteit Brussel around the fusion vaccines. This license, together with intellectual property licensed from the Dana-Farber Cancer Institute, provides Genzyme Molecular Oncology with a leading patent position around the fusion vaccines. Genzyme Molecular Oncology is also supporting research at BruCells relating to these vaccines.

        Breast Cancer Fusion Vaccine.    A phase 1-2 trial of the fusion vaccine for the treatment of metastatic breast cancer was initiated in September 1999, with a chemical process being used to fuse the patient's tumor cells with dendritic cells isolated from that patient. The end points for this trial are safety, immunologic response and clinical response. This trial is fully enrolled and Genzyme Molecular Oncology expects that data analysis will be completed in 2002. The principal investigator presented preliminary data from this trial in December 2001. Out of nine patients treated with the vaccine, one patient showed a nearly complete clinical response as well as an immunologic response to the tumor following vaccination. Two patients demonstrated stable disease for six months, and in a majority of patients treated for whom immunologic data are available, there was a response. Certain mild, non-serious adverse events were reported, as well as one possibly-related serious adverse event.

        Melanoma and Kidney Cancer Fusion Vaccines.    Patient enrollment and treatment were completed in early 2002 on phase 1-2 clinical trials of the fusion vaccine in both advanced melanoma and advanced renal cell carcinoma (kidney cancer). Both of these trials employed a chemical process for fusing the tumor and dendritic cells. Data analysis for these trials are ongoing and will be completed in 2002. Genzyme Molecular Oncology also anticipates initiating two additional fusion vaccine trials in the coming months. These trials, also in advanced melanoma and advanced kidney cancer, have been designed based on the methods used by an academic group in Germany for which promising clinical data were published and are supported by extensive preclinical data generated at Genzyme Molecular Oncology. The methods used in these trials differ in two principal respects from the earlier trials—first, the dendritic cell component of the vaccine will be derived from a source other than the patient to test the hypothesis that the immune response will be enhanced by the presence of donor cells, and second, the cells will be fused using an electrical, rather than chemical, process. The comparison of these two sets of trials will help guide the further development of the fusion vaccines.

  Antigen-Specific Cancer Vaccines

        Melan-A/MART-1 and gp100 Antigen-Specific Vaccines.    Genzyme Molecular Oncology's work in cancer vaccines began several years ago through a collaboration with Dr. Steven Rosenberg at the National Cancer Institute in which two phase 1 clinical trials were conducted. In these trials, adenoviral gene delivery vectors carrying either the Melan-A/MART-1 or gp100 gene were evaluated for safety, immunologic reactivity and potential therapeutic effect when administered directly to the patient (in vivo) alone or in conjunction with recombinant interleukin-2. The results from these early clinical studies suggested that the adenoviral vectors were well tolerated since no serious adverse events associated with the adenovirus were reported. In addition, a small but notable number of patients treated in this trial showed clinically significant tumor regression.

        Following additional preclinical work that optimized delivery of the adenoviral vectors, Genzyme Molecular Oncology initiated a phase 1-2 trial in melanoma patients at Massachusetts General Hospital/Dana-Farber Partners CancerCare. This trial involves isolating and expanding dendritic cells from the patient and combining these cells with adenoviral vectors encoding the Melan-A/MART-1 and gp100 genes outside of the patient (ex vivo). The gene-modified dendritic cells are then administered to the patient as a vaccine. Genzyme Molecular Oncology has completed patient enrollment and treatment in this trial, and data analysis is ongoing. The principal investigator presented preliminary data from this trial in December 2001. Fourteen of the 20 patients treated demonstrated some clinical or immunologic response, with two patients having a measurable clinical response and a third evidencing stable disease. Some non-serious related adverse events were reported, and asymptomatic changes to the retina were the only reported treatment-related serious adverse events.

        Genzyme Molecular Oncology initiated an additional phase 1-2 melanoma trial of adenoviral vectors encoding the Melan-A/MART-1 and gp100 tumor antigens in late 2000. In this trial, the vaccine is delivered to the patient intradermally, where large populations of dendritic cells reside. Genzyme Molecular Oncology is assessing safety with this in vivo vaccine delivery approach and monitoring patients' immune responses in order to elucidate whether direct, in vivo vaccine delivery warrants later-stage clinical development. Enrollment in this trial is nearly complete and Genzyme Molecular Oncology expects safety and immunologic data from this study in 2002.

        SPHERE™ Peptide Vaccines.    Genzyme Molecular Oncology has identified numerous proprietary peptides through its antigen discovery program. It is currently evaluating these peptides for multiple cancer indications in preclinical studies, and plans to file its first Investigational New Drug application for a phase 1 trial using its SPHERE peptides in melanoma.

        NY-ESO-1 Antigen-Specific Vaccines.    NY-ESO-1 is an antigen expressed in a subset of a number of different tumor types, including breast cancer, melanoma and lung cancer. Genzyme Molecular Oncology is engaged in preclinical development to support a phase 1-2 trial for NY-ESO-1-positive tumors, which would be performed in collaboration with the Ludwig Institute for Cancer Research.

Angiogenesis Inhibitors

        Genzyme Molecular Oncology is pursuing multiple approaches to anti-angiogenesis, which is the treatment of cancer by cutting off the blood supply that tumors need to survive or by targeting the tumor vasculature. In 2000, Genzyme Molecular Oncology's collaborators at The Johns Hopkins University used the SAGE technology to identify 46 tumor endothelial markers (TEMs), or genes involved in the growth of tumor blood vessels. Genzyme Molecular Oncology believes that some of these genes will yield targets for the development of cancer therapeutics. Progress in the anti-angiogenesis program in 2001 included cloning and characterizing the novel TEMs, validating their expression in different tumor types, initiating patterns analysis to assess their functions, and profiling the impact of various antiangiogenesis drugs on the TEMs and differentiated patterns of expression.

        In November 2001, Genzyme Molecular Oncology formed a strategic antibody collaboration around the TEMs with the pharmaceutical division of Kirin Brewery Co., Ltd. of Japan. The collaboration is focused on the development and commercialization of fully human monoclonal antibodies to be used as therapies in the areas of antiangiogenesis and vascular-targeted cancer drug delivery. Product candidates will be generated by immunizing KM Mice™—Kirin's proprietary breed of transgenic mice—with those TEMs that are both expressed on the cell surface and validated as antibody targets.

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

        Cerezyme and Ceredase Enzymes.    Genzyme General is aware of companies that have initiated efforts to develop competitive products for the treatment of Gaucher disease. Oxford GlycoSciences plc, for example, is developing Vevesca™ (OGT 918), a small molecule drug candidate for the treatment of Gaucher disease. OGT 918 has been granted orphan drug status in the United States for treatment in Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Gaucher disease. In 2001, Oxford GlycoSciences submitted a Marketing Authorisation Application (MAA) to the European Agency for the Evaluation of Medicinal Products (EMEA), as well as a new drug application (NDA) to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches. Genzyme General believes that its proprietary production techniques give it a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. In addition, gene therapy approaches are still in experimental stages. Genzyme General believes that the principal factors that will affect competition for Cerezyme and Ceredase enzymes will be clinical effectiveness and absence of adverse side effects.

        Renagel Phosphate Binder.    Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only other product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. The doses necessary for calcium acetate and calcium carbonate, the most commonly used agents, to achieve adequate reductions in phosphate absorption can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia. Genzyme General is aware of one other company, Shire Pharmaceuticals, Inc., that is developing a phosphate binder for the treatment of hyperphosphatemia in patients with chronic renal failure. Shire licensed this product, Foznal™, from AnorMed, Inc. and has filed for marketing approval in Europe and is expected to file for approval in the United States in early 2002.

        WelChol Compound.    Products are currently available that address many of the needs of the cholesterol-reduction market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin-based products. In 2001, sales of HMG-CoA reductase inhibitors represented more than 95% of the market for cholesterol-reducing drugs sold in the United States. U.S. sales of HMG-CoA reductase inhibitors were estimated at $11.0 billion in 2001. The most widely prescribed bile acid sequestrant in the United States is WelChol compound.

        Fabrazyme Enzyme.    Genzyme General is aware of other companies developing products for the treatment of Fabry disease. Transkaryotic Therapies Inc., submitted its application for marketing approval for its Replagal™ product for Fabry disease to the FDA approximately one week before we submitted our application for Fabrazyme enzyme. If Transkaryotic Therapies or any other company receives FDA approval for a Fabry disease therapy with orphan drug designation before we receive FDA approval for Fabrazyme enzyme, the Orphan Drug Act may preclude us from selling Fabrazyme enzyme in the United States for up to seven years. Similarly, we submitted our application for marketing approval of Fabrazyme enzyme with the European Agency for the Evaluation of Medicinal products (EMEA) within a short time of Transkaryotic Therapies' filing. In August 2001, we received EMEA marketing approval for Fabrazyme enzyme and Transkaryotic Therapies' product received EMEA marketing approval for Replagal. Both products have been granted 10 years exclusivity protection in Europe. We currently are involved in litigation with Transkaryotic Therapies related to its product. For more information about this litigation, you should read the section of this Annual Report on Form 10-K entitled "Item 3. Legal Proceedings."

        Other Lysosomal Storage Disorders.    Genzyme General is aware of other companies and institutions that are researching and developing enzyme replacement therapies, small molecules and gene therapies for lysosomal storage disorders. These include products for Fabry, Pompe, MPS-I and other lysosomal storage disorders Genzyme General and its collaborative partners are currently pursuing.

        Diagnostic Products.    Genzyme General acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. The market in the diagnostic products industry is mature and competition is based on price, reliability of supply and the purity and specific activity of products.

        Genetic Diagnostic Services.    The United States market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. Genzyme General believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues. Genzyme General estimates that it accounts for approximately 10% of the total. Genzyme General believes, however, that the industry will experience increasing consolidation as smaller laboratories face the challenges of more complex and stringent regulation. In 2000, the Secretary of Health and Human Services Advisory Committee on Genetic Testing published recommendations for increased oversight by the Centers for Disease Control and the FDA for all genetic testing. This committee continues to meet and discuss potential regulatory changes, but no additional formal recommendations have been issued. If increased oversight occurs and it is similar to that of the current non-genetic diagnostic products, it will require systems and expertise not normally found in small clinical laboratories.

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

        Fluid Management Systems and Sutures.    The principal methods by which Genzyme Biosurgery competes in the fluid management and sutures markets are:

  •
  continued innovative product development;

  •
  the performance and breadth of its product lines;

  •
  brand name recognition;

  •
  sales force training; and

  •
  educational services, including sponsorship of training programs in advanced surgical techniques.

        Its chief competitors in the fluid management field are Atrium Medical Corporation and Sherwood-Davis & Geck, a division of Tyco International, Ltd. We have initiated a lawsuit against Atrium related to its chest drainage systems. For more information about this litigation, you should read the section of this Annual Report on Form 10-K entitled "Item 3. Legal Proceedings." U.S. Surgical Corporation, a division of Tyco, and the Ethicon division of Johnson & Johnson are Genzyme Biosurgery's primary competitors in the cardiovascular sutures field.

        Minimally Invasive Cardiovascular Surgery.    Genzyme Biosurgery faces competitors in the minimally invasive cardiovascular surgery field. Our most significant competitors are Guidant Corporation and Medtronic, Inc. The products of each company contain technology advantages that will be addressed by product improvements to our products that we expect to launch in 2002. Several other major surgical products companies also compete in the minimally invasive cardiovascular surgery field, including U.S. Surgical, a division of Tyco, and the Cardiovations division of Johnson & Johnson.

        Therapies for Ischemic Heart Disease.    Ischemic heart disease often results from coronary atherosclerosis, which can cause partial or complete occlusion of the coronary arteries supplying blood to heart muscle. Angiogenesis is a novel approach under development to form or enhance collateral blood vessels to potentially increase perfusion to ishemic areas and reduce the symptoms caused by ischemia. Genzyme Biosurgery envisions potential competition in this area from Collateral Therapeutics, Inc. and GenVec, Inc. as both companies are advancing proprietary angiogenic agents through early stages of clinical development.

        Therapies for Peripheral Arterial Disease.    Genzyme Biosurgery is aware of a number of companies and research institutions that are developing or considering the development of gene or protein therapies for the treatment of peripheral arterial disease. These angiogenic therapies are being developed to bypass diseased vessels and to improve blood flow to ischemic regions, thus, relieving exertional symptoms and potentially diminishing the risk of limb loss or death for patients with peripheral arterial disease. Genzyme Biosurgery envisions potential competition in this area from Aventis, Inc., Collateral Therapeutics, Inc., GenVec, Inc., and Valentis, Inc. as each of these companies are advancing angiogenic agents through clinical development.

        Therapies for Congestive Heart Failure.    Genzyme Biosurgery is aware of a number of companies and research institutions that are developing or considering the development of novel devices, small molecules, gene therapies, tissue regeneration utilizing cell therapies and other biotherapeutic approaches for the medical management of congestive heart failure patients. Genzyme Biosurgery has active programs to develop both gene and cell therapies for the treatment of heart failure. Genzyme Biosurgery envisions potential competition in the gene therapy area from Collateral Therapeutics, Inc. and GenVec, Inc. as both companies are advancing proprietary angiogenic agents through early stages of clinical development. Genzyme Biosurgery is aware of a number of companies and institutions that are developing or considering the development of tissue engineering products for the treatment of congestive heart failure. Since the formation of scar tissue, a consequence of myocardial infarction, is one of the causes of congestive heart failure, tissue regeneration in these areas may provide significant benefit to the congestive heart failure patient. Competitive activities include programs for heart muscle regeneration utilizing autologous skeletal muscle cells, autologous bone marrow derived stromal cells and embryonic stem cells. Among a number of organizations, Genzyme Biosurgery is aware of product development efforts in cell therapy at Diacrin, Inc., BioHeart, Inc., Geron, Inc., Cardion, AG, and Osiris Therapeutics, Inc., and preclinical work taking place at a number of academic institutions. These organizations may develop products or technologies that could directly compete with products and technology currently under development at Genzyme Biosurgery.

        Sepra Products.    Genzyme Biosurgery believes that its technology, expertise, and proprietary manufacturing processes in developing and producing hyaluronan-based materials will give it a competitive advantage in the marketing of the Sepra products. Its anti-adhesion products may face significant competition, however, from other products based on hyaluronan as well as from other products and changes in surgical techniques that may obviate the use of hyaluronan. Genzyme Biosurgery believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price.

        Seprafilm adhesion barrier does not have significant direct competition in the colorectal surgery field. Ethicon markets Interceed, an anti-adhesion barrier that may have properties similar to the Seprafilm product, but is indicated only for selected gynecological indications. Interceed® has been shown to lose its anti-adhesion properties in the presence of blood. Lifecore Biomedical, Inc. and Ethicon's Intergel™ product, a gel-based anti-adhesion product, is marketed in the United States and Europe. Gliatech, Inc. has completed pivotal clinical trials of Adcon-A and Adcon-P, which are designed to limit adhesions after abdominal and pelvic surgery. Life Medical Sciences, Inc. is developing REPEL for gynecological surgery and REPEL-CV for cardiovascular surgery. These adhesion barrier membranes are in early clinical trials. Confluent Surgical, Inc. has completed a pilot clinical trial in the United States of Spraygel™, and anti-adhesion product for laproscopic gynological surgery. Sprayagel is approved for sale in Europe. FizoMed, Inc. has initiated pivotal trials for two Oxiplex™ anti-adhesion products following pelvic and spinal surgery.

        Synvisc Viscosupplementation Fluid.    Current competition for Synvisc viscosupplemetation fluid consists primarily of products based on earlier technology, including Hylagan®, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Synthelabo, Orthovisc®, produced by Anika Therapeutics, Inc. and Artz™, a Japanese product marketed in Japan and Europe and sold in the United States by Smith & Nephew Orthopedics under the name Supartz™. In 2001, two potential competitive products emerged: Durolane™, manufactured by Q-Med AB, and Arthrease™, manufactured by Bio-Technology General Corp. and distributed by the DuPuy Orthopaedics division of Johnson & Johnson. Both products received European marketing authorization in 2001, but have yet to be fully launched in Europe. Q-Med is conducting a phase 3 clinical trial of Durolane in the United States. Bio-Technology General has filed a PMA for Arthrease in the United States. Durolane and Arthrease are produced by bacterial fermentation, as opposed to Synvisc viscosupplementation fluid, which is derived from chicken combs. Further, the treatment protocol for Durolane is a single injection, as compared to Synvisc viscosupplementation fluid's three injection regiment. Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products if they are approved and launched in competition with Synvisc viscosupplementation fluid. Genzyme Biosurgery is aware of various other viscosupplementation products on the market, or in development, but is unaware of any other products that, like Synvisc viscosupplementation fluid, have the physical properties of viscosity, elasticity or molecular weight that are comparable to the physical properties of healthy synovial fluid.

        Carticel Chondrocytes.    Genzyme Biosurgery is aware of three other companies, Verigen, Inc. (Denmark), co.don® AG (Germany) and Fidia S.p.A (Italy) that have competitive cell based therapies for cartilage repair in Europe. In addition, Genzyme Biosurgery knows of three other companies, Advanced Tissue Sciences, Inc., in conjunction with Smith & Nephew PLC, Integra LifeSciences Corp. and LifeCell Corp., which are engaged in research on cultured cartilage products. Further, a surgical technique known as osteochondral grafting may be competitive to Carticel chondrocytes. This procedure, which can be performed arthroscopically, involves transferring plugs of low weight bearing cartilage and bone to the area of a defect. Smith & Nephew, Arthrex, Inc. and Johnson & Johnson Company have instrumentation systems for use in treating small cartilage defects in the knee that are competitive to the Carticel implantation procedure.

        Epicel Skin Grafts.    Genzyme Biosurgery is the only commercial provider of cultured skin grafts for permanent skin replacement for burn patients in the United States. However, Genzyme Biosurgery may face competition from companies using other approaches to culture skin tissue. Integra Lifesciences Corp. is marketing a collagen-based dermal replacement product for severely burned patients. This product will still require a skin graft from the patient or Epicel skin grafts to close a full-thickness wound, and therefore will not compete directly with Epicel skin grafts. Advanced Tissue Sciences, Inc. has received approval for a temporary wound covering for burns. Organogenesis, Inc. has submitted a PMA in the United States for a product to be used for the closure of venous stasis ulcers. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

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

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business. In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements, including patents relating to:

  •
  Fabrazyme enzyme;

  •
  Thyrogen hormone;

  •
  Aldurazyme enzyme;

  •
  AVONEX (Interferon-beta 1a);

  •
  alpha-glucosidase;

  •
  acid sphingomyelinase;

  •
  autologous chondrocyte graft technology;

  •
  DX-88;

  •
  small molecules for lysosomal storage disorders;

  •
  TGF-beta antagonists;

  •
  HIF-1 alpha;

  •
  autologous cell therapy for heart disease;

  •
  NextStitch sutures;

  •
  Epicel skin grafts;

  •
  SAGE technology;

  •
  fusion vaccines;

  •
  viral and non-viral gene therapy technology;

  •
  drug delivery technology; and

  •
  various cancer related genes.

These collaboration and license agreements generally require us to share profits with our collaborative partners or pay royalties to our licensors upon commercialization of products covered by the licensed technology. Generally, patents issued in the United States are effective for:

  •
  the longer of 17 years from the date of issue or 20 years from the effective filing date of the corresponding patent application if filed prior to June 8, 1995; and

  •
  20 years from the filing date for patent applications filed after June 8, 1995.

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

        Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties under the subheading "Factors Affecting Future Operating Results" in the following sections:

  •
  "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 2001 Genzyme General Annual Report;

  •
  "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 2001 Genzyme Biosurgery Annual Report; and

  •
  "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the 2001 Genzyme Molecular Oncology Annual Report.

        We encourage you to read these sections, which we are incorporating into this discussion by reference.

        Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as its registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Thyrogen®, Fabrazyme®, Renagel®, N-geneous®, Contrast®, OSOM®, InSight®, AFP3®, AFP4®, GlyPro®, Insight®, N-geneous®, Synvisc®, Pleur-evac®, Thora-Klex®, Tevdek®, Polydek®, Deklene®, Hylaform®, Hylagel®, Hylashield®, HsS®, SaphLITE®, Seprafilm®, Sepragel®, Carticel®, Epicel®, Focal® and FocalSeal®, together with our trademarks, Aldurazyme™, Hylashield Nite™, Hylasine™, SAGE™, SPHERE™, Sahara™, NextStitch™, Immobilizer™, Sepra™, Sepramesh™ and Seprapack™, in the aggregate, to be of material importance to our business.

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

  •
  preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies;

  •
  the submission to the FDA of an application for human clinical testing, which is known as an Investigational New Drug application;

  •
  adequate and well controlled human clinical trials to demonstrate the safety and effectiveness of the drug or biologic;

  •
  the submission of a New Drug Application for a drug or a Biologic License Application for a biologic; and

  •
  the approval by the FDA of the New Drug Application or Biologic License Application.

        As part of product approval, the manufacturer of a drug or biologic product will have to undergo a pre-approval Good Manufacturing Practices inspection from the FDA. Since any approval granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location necessitates additional FDA review and approval.

        Products that are classified as devices also require FDA clearance or approval prior to marketing. Devices are classified as Class I, II or III, depending upon the information available to assure their safety and effectiveness. In general, Class I devices are devices whose safety and effectiveness can be reasonably assured through general controls, while Class II devices are devices whose safety and effectiveness can reasonably be assured through specific controls. Class III devices are life sustaining, life supporting or implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices. The steps required for approval of a Class III device include:

  •
  preclinical laboratory tests and in vitro and in vivo preclinical studies;

  •
  the submission to the FDA and approval of an Investigational Device Exemption application to allow initiation of clinical testing;

  •
  human clinical studies to prove safety and effectiveness of the device;

  •
  the submission of a Pre-Marketing Application; and

  •
  the approval by the FDA of the Pre-Marketing Application.

Typically, clinical testing of devices involves initial testing to evaluate safety and feasibility and expanded trials to collect sufficient data to prove safety and effectiveness. In addition, the procedures and the facilities used to manufacture the device are subject to review and approval by the FDA.

        A Class I or Class II device that is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after clearance of a 510(k) application rather than the filing of an Investigational Device Exemption application and a Pre-Marketing Approval application. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

        In May 1996, the FDA published a new guidance document that provided for the regulation of products such as Carticel chondrocytes that use manipulated autologous structural cells. Genzyme Biosurgery estimates that it could take eight years for any competitor to complete a study of this nature that would demonstrate the clinical efficacy of its proposed treatment. In August 1997, the FDA granted Genzyme Biosurgery a Biologic License Application for Carticel chondrocytes.

        Epicel skin grafts are regulated as a combined biologic device under the jurisdiction of the Devices Center (CDRH) of the FDA. In November 1998, FDA granted Humanitarian Use Device designation to Epicel skin grafts for the treatment of deep dermal or full thickness burns comprising a total body surface area of greater than or equal to 30% and in congenital giant pigmented nevus patients. In February 1999, we submitted a Humanitarian Device Exemption (HDE) application for Epicel. Approval of this application by FDA would allow us to market Epicel skin grafts under the

Humanitarian Device regulations. Because the Epicel manufacturing process utilizes a murine (mouse) cell line as a feeder layer for the human keratinocytes, the FDA also regulates Epicel as a xenotransplant product. The FDA will require us to archive samples of: patient baseline blood; each lot of Epicel; and the murine cells used in the manufacturing process. In addition, we will be required to inform potential Epicel skin graft patients that murine cells are used in the manufacturing process and that all patients treated with Epicel will be deferred indefinitely from donating blood, blood products or other tissues. Our HDE application is still under review by FDA.

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

Regulation Outside of the United States

        For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional preclinical or clinical testing whether or not we have obtained FDA approval. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many foreign countries, pricing and reimbursement approvals are also required.

        Our initial focus for obtaining marketing approval outside the United States is typically Europe. European Union Regulations and Directives generally classify health care products either as medicinal products or medical devices. For medicinal products, marketing approval may be sought using either the centralized procedure of the Committee for Proprietary Medicinal Products (CPMP) of the EMEA or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for most biotechnology derived products, results in a recommendation in all member states, while the European Union multi-state process involves country by country approval. European Union regulations for products classified as medical devices have been implemented for some devices. Devices such as our Sepra products must receive market approval through a centralized procedure, where the device receives a CE Mark allowing distribution to all member states of the European Union. For those devices where European Union regulations have not been implemented, marketing approval must be obtained on a country by country basis. The CE mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received a product dossier, which attests to the product's compliance with European Union directive 93/42/ECC for medical devices, is reviewed. Only after this review is a CE Mark granted.

        Autologous products are specifically exempt from the European Device Directive and Pharmaceutical Directive promulgated by the European Union. Therefore, each European country is free to impose its own regulations on the marketing of these products. Genzyme Biosurgery has been informed that Sweden intends to regulate these products and will require use of a clinical protocol to use Carticel chondrocytes until we receive an approved license for Carticel chondrocytes. In September 1997, the Spanish national health system approved Carticel chondrocytes for use by public hospitals, representing the first broad approval of the product by a reimbursement authority in Europe. Genzyme Biosurgery is assessing the regulatory requirements for commercialization of Carticel chondrocytes in Japan.

Other Government Regulation

        Good Manufacturing Practices.    All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must comply with applicable FDA regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

        Orphan Drug Act.    The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, is not barred from sale in the United States during the seven-year exclusive marketing period.

        Legislation periodically has been introduced to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to allow marketing rights to simultaneous developers of a drug. We cannot be sure whether the Orphan Drug Act will be amended or, if amended, what effect the changes would have on us. We believe that the commercial success of our products that have received Orphan Drug designations, will depend more significantly on their safety and effectiveness, and on the price relative to competitive or alternative treatments, than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

        European Orphan Medicinal Products Regulation.    The European Medicinal Products Regulation, which was enacted in 2001, provides incentives to manufacturers to develop and market products for the treatment of rare diseases and conditions affecting fewer than 5 out of 10,000 persons in the European Union. The first designated product approved by the European Commission for a specific rare disorder will receive market exclusivity in the European Union for a period of ten years, reducible to 6 years if at that time the criteria for granting orphan designation are no longer fulfilled. However, if the EMEA considers another product to be clinically superior to, or different from, an earlier approved orphan medicinal product, it will not be barred from sale in the European Union.

        Regulation of Diagnostic Services.    The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under the act affect our genetics laboratories. In 2000, the Secretary of Health and Human Services Advisory Committee on Genetic Testing published recommendations for increased oversight by the Centers for Disease Control and the FDA for all genetic testing.. This committee continues to meet and discuss potential regulatory changes, but no additional formal recommendations have been issued.

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

        Tissue and Organ Bank Laws.    A federal criminal statute prohibits the transfer of any human organ for valuable consideration for use in human transplantation, but permits recovery of reasonable costs associated with transplant activities. This statute has not been applied to Carticel chondrocytes or Epicel skin grafts. Some states have laws requiring the licensure of tissue and organ banks and laws governing the sale of human organs and the safety and efficacy of drugs, devices and biologics, including skin. These state laws could be interpreted to apply to Genzyme Biosurgery's production and distribution of cultured tissue products. Provisions in some states' statutes prohibit the receipt of valuable consideration in connection with the sale of human tissue by a tissue bank, but permit licensed tissue banks, including companies, to recover their reasonable costs associated with human tissue sales. The application of these or other regulations to Genzyme Biosurgery could result in significant expense to Genzyme Biosurgery, limit reimbursement for Genzyme Biosurgery's services and otherwise materially adversely affect Genzyme Biosurgery's results of operations.

        Other Laws and Regulations.    Our operations currently are, or may be in the future, subject to various federal, state and local laws, regulations and recommendations relating to data protection, safe working conditions, laboratory and manufacturing practices and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances used in connection with our research work and manufacturing operations, including radioactive compounds and infectious disease agents. Although we believe that our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result and any liabilities could exceed our resources.

Employees

        As of December 31, 2001, we had approximately 5,200 employees, including all of our consolidated subsidiaries and excluding Genzyme Transgenics Corporation. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Financial Information Regarding Segment Reporting

        We have provided the information required by Item 101(b) of Regulation S-K in Note Q., "Segment Information," to our Consolidated Financial Statements in the 2001 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

        We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8 "Financial Statements and Supplementary Data" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note M., "Research and Development Agreements," to our Consolidated Financial Statements in the 2001 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

        We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2001 Genzyme General Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note Q., "Segment Information," to our Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following people are our current executive officers:

Name	Age	Title
Henri A. Termeer	56	Chairman of the Board; President; and Chief Executive Officer
Earl M. Collier, Jr.	54	Executive Vice President; President, Genzyme Biosurgery
Zoltan A. Csimma	60	Senior Vice President, Human Resources
Richard A. Moscicki, M.D.	50	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D	56	Chief Scientific Officer; Senior Vice President, Research
G. Jan van Heek	52	Executive Vice President, Therapeutics, Genetics and Pharmaceuticals
Peter Wirth	51	Chief Legal Officer; Executive Vice President, Corporate Development, Genzyme Molecular Oncology, GelTex and Legal; Clerk
Michael S. Wyzga	47	Chief Financial and Accounting Officer; Senior Vice President, Finance

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

        Mr. Csimma joined us in July 2000 as Senior Vice President, Human Resources. Prior to joining us, he served as Vice President, Human Resources of Wyeth Ayerst Research, a pharmaceutical research organization, from August 1998 to July 2000. During that time, Mr. Csimma also served as Site Head, Genetics Institute, for Wyeth Ayerst. From May 1988 to August 1998, he served as Vice President, Human Resources and Operations of Genetics Institute, Inc., a biotechnology company, which was integrated into Wyeth Ayerst in March 1998.

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

        Dr. Smith joined us in August 1989 as Senior Vice President, Research and became Chief Scientific Officer in September 1996. Prior to joining us, he served as Vice President—Scientific Director of Integrated Genetics, Inc. from November 1984 until its acquisition by us in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England, and from 1972 to October 1980 he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England.

        Mr. van Heek joined us in September 1991 as General Manager of our wholly-owned subsidiary, Genzyme, B.V., and became a corporate Vice President and President of our therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President, Therapeutics and from July 1997 through December 1999 served as Executive Vice President, Therapeutics and Genzyme Tissue Repair. Since January 2000, he has served as Executive Vice President, Therapeutics and Genetics, with responsibility for our therapeutics and genetics business units and international operations. He also is responsible for our pharmaceuticals business. Prior to joining us, Mr. van Heek was Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation.

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

ITEM 2. PROPERTIES

        Our operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities that are located principally in:

  •
  the United States;

  •
  the United Kingdom;

  •
  the Netherlands;

  •
  Belgium;

  •
  Canada;

  •
  Switzerland; and

  •
  Germany.

        We lease all of our properties except for certain properties in:

  •
  Geel, Belgium;

  •
  Coventry, Connecticut;

  •
  Haverhill and West Malling, England;

  •
  Boston, Massachusetts;

  •
  Fall River, Massachusetts;

  •
  Framingham, Massachusetts;

  •
  Ridgefield, New Jersey;

  •
  Santa Fe, New Mexico;

  •
  Liestal, Switzerland. and

  •
  Waterford, Ireland (land subject to 999 year leasehold)

        Our principal properties are:

  •
  for Genzyme General, our manufacturing facilities for the large-scale production of our therapeutic proteins and diagnostic products, and our genetic diagnostic facilities; and

  •
  for Genzyme Biosurgery, our manufacturing facilities for the large-scale production of sutures, medical devices and biomaterials, including Synvisc viscosupplementation fluid and Seprafilm adhesion barrier, and our cell processing facilities for Carticel chondrocytes and Epicel skin grafts.

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

Genzyme General

  Therapeutics

        In October 1996, we received FDA approval to manufacture Cerezyme enzyme at our multi-product manufacturing facility at Allston Landing in Boston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 60-year lease.

        We manufacture a portion of our supply requirements for sevelamer hydrochloride for use in Renagel phosphate binder capsules and tablets, in our facilities in Haverhill, England. In 2001 we began construction on a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel phosphate binder and began expansion of our Haverhill manufacturing operations. The Haverhill expansion is expected to include the introduction of Renagel phosphate binder tablet-making facilities and the construction of two new large-scale plants for the production of sevelamer hydrochloride, the active ingredient in Renagel phosphate binder.

        We manufacture Thyrogen hormone under Good Manufacturing Practices conditions in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at Allston Landing in Boston, Massachusetts.

        In connection with our acquisition of GelTex in December 2000, we assumed leases for office and laboratory space in Waltham, Massachusetts. In connection with our acquisition of Novazyme in September 2001, we assumed leases for office and laboratory space in Oklahoma City, Oklahoma and office space in Princeton, New Jersey.

        In October 2001 we acquired a protein manufacturing facility currently under construction and a pilot plant that is currently used to produce transgenic human alpha-glucosidase, both located in Geel, Belgium.

  Diagnostic Products

        Genzyme General's diagnostic test kits and reagents are produced in manufacturing facilities in San Carlos, California, San Diego, California, Cambridge, Massachusetts and Russelsheim, Germany.

        We produce diagnostic enzymes and other fermentation products in a multi-purpose fermentation facility in Maidstone, England and a protein purification plant in West Malling, England. In 1997, we completed construction of a new fermentation facility and warehousing facility in West Malling, England.

  Other Genzyme General Products and Services

        Our genetic testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Framingham, Massachusetts and Santa Fe, New Mexico, and facilities that we lease in Yonkers, New York, Tampa, Florida and Orange, California.

        We use a multi-use pharmaceutical facility in Liestal, Switzerland to produce peptides, amino acid derivatives, phospholipids and custom manufactured products.

Genzyme Biosurgery

        We have manufacturing capacity at two facilities in the United Kingdom to produce commercial quantities of hyaluronan powder for our Sepra brand products. We produce Seprafilm bioresorbable membrane, CV Seprafilm II adhesion barrier, Sepramesh biosurgical composite, and Seprapack bioresorbable nasal packing at commercial scale from the hyaluronan powder in our manufacturing facility in Framingham, Massachusetts.

        In July 1996, we acquired or assumed the leases for certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Luebeck, Germany for use in manufacturing and warehousing our surgical products. As part of our divestiture of the Snowden-Pencer product lines in 2001, we are subleasing the lease of our Tucker, Georgia facility to the purchaser of the business.

        Production for Carticel chondrocytes and Epicel skin grafts occurs primarily in our cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide Carticel chondrocytes to approximately 5,000 patients per year.

        In connection with our acquisition of Biomatrix in December 2000, we assumed leases for office and laboratory space in Ridgefield, New Jersey. We also acquired a manufacturing facility in Ridgefield, New Jersey that is used to manufacture Synvisc viscosupplementation product and other hyaluronan-based products.

        In connection with our acquisition of Focal in June 2001, we assumed a lease for office, laboratory and manufacturing space in Lexington, Massachusetts.

Genzyme Molecular Oncology

        Genzyme Molecular Oncology conducts research and development activities in facilities we own in Framingham, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

        We filed a lawsuit on July 25, 2000 seeking injunctive relief and damages against Transkaryotic Therapies, Inc. in the U.S. District Court in Wilmington, Delaware for patent infringement resulting from Transkaryotic Therapies' manufacture and use of Replagal, its enzyme replacement therapy for Fabry disease. The suit alleges infringement of U.S. Patent No. 5,356,804, which we exclusively licensed from Mount Sinai School of Medicine. The patent is directed to methods of making alpha-galactosidase in mammalian cells, as well as the genetically engineered cells themselves. On September 19, 2000, Transkaryotic Therapies filed a lawsuit against Genzyme and Mount Sinai School of Medicine in U.S. District Court in Boston, Massachusetts seeking declaratory judgments that the manufacture, use and sale of Replagal does not infringe the patent we licensed from Mount Sinai and that the Mount Sinai patent is invalid. On March 7, 2001, Transkaryotic Therapies moved to transfer the Massachusetts litigation to the U.S. District Court in Delaware for consolidation with the Delaware action we had initiated. On February 20, 2002, the U.S. District Court entered summary judgement in favor of TKT. We appealed that decision to the U.S. Court of Appeals on March 20, 2002.

        On November 14, 2000, we filed a lawsuit seeking injunctive relief and damages against Atrium Medical Corporation for patent infringement based on Atrium's manufacture and sale of its Express® and Oasis® chest drainage devices. Our lawsuit, filed in the U.S. District Court in Delaware, alleges infringement of U.S. Patent Nos. 4,544,370, 4,715,856, 4,747,844, 4,822,346 and 4,889,531. These patents are directed to chest drainage devices that include, among other features, dry suction technology and/or dry seal technology.

        As a result of our acquisition of Biomatrix, Inc. in December 2000, we became involved in lawsuits that were previously filed against Biomatrix. On July 21 and August 7, 15 and 30, 2000, class action lawsuits requesting unspecified damages were filed in the U.S. District Court in New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, among other things, that the defendants failed to accurately disclose information relating to Synvisc viscosupplementation fluid during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under the Exchange Act. In April 2001, we filed a Motion to Dismiss the lawsuit, which is still pending before the Court.

        On March 14, 2001, Genentech, Inc. filed a complaint against us in U.S. District Court in Delaware seeking declaratory judgments that the manufacture, use and sale of TNKase™ does not infringe our U.S. Patent No. 5,344,773, and that Genentech therefore does not owe us royalties under a license agreement we entered into with Genentech in 1992. Genentech is also seeking declaratory judgments that they have not breached the license agreement, and that the claims of our patent are invalid. The parties are conducting discovery and a trial date currently is scheduled for January 21, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We have three series of common stock:

  •
  Genzyme General Stock;

  •
  Biosurgery Stock; and

  •
  Molecular Oncology Stock.

These stocks are intended to reflect the value and track the performance of our Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology divisions. All three stocks are traded on the over-the-counter market and prices are quoted on The Nasdaq National Market™ system under the symbols "GENZ," "GZBX" and "GZMO."

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

        On June 1, 2001, we effected a two-for-one stock split by distributing to the holders of record of Genzyme General Stock on May 24, 2001, one new share of Genzyme General Stock for each share of Genzyme General Stock held. Genzyme General Stock sale amounts set forth in the table below have been adjusted to reflect this split.

        As of March 1, 2002, there were 2,492 stockholders of record of Genzyme General Stock, 6,977 stockholders of record of Biosurgery Stock and 2,311 stockholders of record of Molecular Oncology Stock.

        The following table sets forth, for the periods indicated, the high and low sale price for each series of Genzyme stock as reported by Nasdaq.

	High	Low
Genzyme General Stock
2001
First Quarter	$47.75	$34.34
Second Quarter	64.00	42.49
Third Quarter	59.89	39.61
Fourth Quarter	61.64	43.37
2000:
First Quarter	$31.75	$19.84
Second Quarter	30.38	20.19
Third Quarter	38.25	28.44
Fourth Quarter	51.88	30.81
Biosurgery Stock
2001
First Quarter	$9.13	$5.43
Second Quarter	8.40	3.95
Third Quarter	8.30	3.49
Fourth Quarter	6.62	3.84
2000:
Fourth Quarter (beginning December 19, 2000)	$11.75	$7.69
Molecular Oncology Stock
2001
First Quarter	$12.19	$6.63
Second Quarter	16.00	6.99
Third Quarter	13.45	6.88
Fourth Quarter	10.15	7.05
2000:
First Quarter	$40.00	$5.34
Second Quarter	19.50	8.88
Third Quarter	16.27	6.75
Fourth Quarter	17.13	8.63

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from:

  •
  the 2001 Genzyme General Annual Report under the headings "Genzyme Corporation—Selected Financial Data" and "Genzyme General—Combined Selected Financial Data;"

  •
  the 2001 Genzyme Biosurgery Annual Report under the heading "Genzyme Biosurgery—Combined Selected Financial Data;" and

  •
  the 2001 Genzyme Molecular Oncology Annual Report under the heading "Genzyme Molecular Oncology—Combined Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from:

  •
  the 2001 Genzyme General Annual Report under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme Corporation and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme General;"

  •
  the 2001 Genzyme Biosurgery Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme Biosurgery;" and

  •
  the 2001 Genzyme Molecular Oncology Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme Molecular Oncology."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate our Quantitative and Qualitative Disclosures About Market Risk by reference into this section from the section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—New Accounting Pronouncements," "—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk," and "—Equity Price Risk" included in Exhibit 13.1 to this Annual Report on Form 10-K, which is included in the 2001 Genzyme General Annual Report, 2001 Genzyme Biosurgery Annual Report and 2001 Genzyme Molecular Oncology Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from:

  •
  the Consolidated Financial Statements of Genzyme Corporation and Subsidiaries and notes thereto included in Exhibit 13.1 to this Annual Report on Form 10-K;

  •
  the Combined Financial Statements of Genzyme General and notes thereto included in Exhibit 13.2 to this Annual Report on Form 10-K;

  •
  the Combined Financial Statements of Genzyme Biosurgery and notes thereto included in Exhibit 13.3 to this Annual Report on Form 10-K; and

  •
  the Combined Financial Statements of Genzyme Molecular Oncology and notes thereto included in Exhibit 13.4 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the period from January 1, 2001 to the filing date of this Annual Report on Form 10-K, no independent accountant who was previously engaged as the principal accountant to audit our financial statements has resigned, indicated that it has declined to stand for re-appointment after the completion of the current audit or was dismissed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 1A of this Annual Report on Form 10-K and the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2002 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors," "Director Compensation" and "Executive Compensation" in the proxy statement for our 2002 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the section entitled "Stock Ownership" in the proxy statement for our 2002 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Transactions" in the proxy statement for our 2002 annual meeting of stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme General and Genzyme Corporation and subsidiaries into this section by reference from the 2001 Genzyme General Annual Report:

Page*
Genzyme Corporation and Subsidiaries
Consolidated Statements of Operations—For the Years Ended December 31, 2001, 2000 and 1999	GCS-56
Consolidated Balance Sheets—December 31, 2001 and 2000	GCS-58
Consolidated Statements of Cash Flows—For the Years Ended December 31, 2001, 2000 and 1999	GCS-59
Consolidated Statements of Stockholders' Equity—For the Years Ended December 31, 2001, 2000 and 1999	GCS-61
Notes to Consolidated Financial Statements	GCS-64
Report of Independent Accountants	GCS-132
Genzyme General
Combined Statements of Operations—For the Years Ended December 31, 2001, 2000 and 1999	GG-40
Combined Balance Sheets—December 31, 2001 and 2000	GG-41
Combined Statements of Cash Flows—For the Years Ended December 31, 2001, 2000 and 1999	GG-42
Notes to Combined Financial Statements	GG-44
Report of Independent Accountants	GG-79

*
References are to page numbers in the 2001 Genzyme General Annual Report. The financial statements (and related notes) are incorporated by reference from the 2001 Genzyme General Annual Report included in Exhibits 13.1 and 13.2 to this Annual Report on Form 10-K.

        We are incorporating the following financial statements (and related notes) of Genzyme Biosurgery into this section by reference from the 2001 Genzyme Biosurgery Annual Report:

Page*
Genzyme Biosurgery
Combined Statements of Operations—For the Years Ended December 31, 2001, 2000 and 1999	GBS-30
Combined Balance Sheets—December 31, 2001 and 2000	GBS-31
Combined Statements of Cash Flows—For the Years Ended December 31, 2001, 2000 and 1999	GBS-32
Notes to Combined Financial Statements	GBS-33
Report of Independent Accountants	GBS-55

*
References are to page numbers in the 2001 Genzyme Biosurgery Annual Report. The financial statements (and related notes) are incorporated by reference from the 2001 Genzyme Biosurgery Annual Report included in Exhibit 13.3 to this Annual Report on Form 10-K.

        We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 2001 Genzyme Molecular Oncology Annual Report:

Page*
Genzyme Molecular Oncology
Combined Statements of Operations—For the Years Ended December 31, 2001, 2000 and 1999	GMO-15
Combined Balance Sheets—December 31, 2001 and 2000	GMO-16
Combined Statements of Cash Flows—For the Years Ended December 31, 2001, 2000 and 1999	GMO-17
Notes to Combined Financial Statements	GMO-18
Report of Independent Accountants	GMO-32

*
References are to page numbers in the 2001 Genzyme Molecular Oncology Annual Report. The financial statements (and related notes) are incorporated by reference from the 2001 Genzyme Molecular Oncology Annual Report included in Exhibit 13.4 to this Annual Report on Form 10-K.

(A)(2). FINANCIAL STATEMENT SCHEDULES

        The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of this Annual Report on Form 10-K and is incorporated into this section by reference:

Page*
Genzyme Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts	GCS-133

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

(A)(3). EXHIBITS

        The exhibits are listed below under Part IV, Item 14(c) of this Annual Report on Form 10-K.

(B). REPORTS ON Form 8-K

        On October 9, 2001, we filed a Current Report on Form 8-K dated September 26, 2001 to announce the completion of our acquisition of Novazyme Pharmaceuticals, Inc.

(C). EXHIBITS

EXHIBIT NO.	DESCRIPTION
*2—	Agreement and Plan of Merger, dated as of August 6, 2001, among Genzyme Corporation, Rodeo Merger Corp. and Novazyme Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's Form 8-K filed on August 22, 2001.
*3.1—	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2—	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
*4.1—	Second Amended and Restated Renewed Rights Agreement dated as of December 18, 2000 between Genzyme and American Stock Transfer & Trust Company. Filed as Exhibit 4 to Genzyme's Registration Statement on Form 8-A filed on December 19, 2000.
*4.2—	Certificate of Adjustment. Filed as Exhibit 5 to Amendment No. 1 to Genzyme's Registration Statement on Form 8-A filed on June 6, 2001.
*4.3—	Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File No. 0-20138).
*4.4—	Indenture, dated as of May 8, 2001, between Genzyme and State Street Bank and Trust Company, as Trustee, including the Form of debenture. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed on May 11, 2001.
*4.5—	Registration Rights Agreement, dated as of May 3, 2001, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Salomon Smith Barney Inc. Filed as Exhibit 4.2 to Genzyme's Form 8-K filed on May 11, 2001.
*4.6—	Biomatrix, Inc. 6.9% Convertible Subordinated Note due May 14, 2003. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed on January 2, 2001.
*4.7—	Warrant to purchase common stock issued by Novazyme Pharmaceuticals, Inc. (f/k/a Targeted Therapy, Inc.). Filed as Exhibit 4.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*4.8—	Securities Purchase Agreement, dated as of April 17, 2001 and amended on September 26, 2001, by and among Novazyme Pharmaceuticals, Inc. and several purchasers. Filed as Exhibit 4.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.1—	Leases by Whatman Reeve Angel Limited to Whatman Biochemicals Limited dated May 1, 1981. Filed as Exhibit 10.12 to Genzyme's Registration Statement on Form S-1 (File No. 33-4904).
*10.2—	Lease dated as of September 15, 1989 for 95-111 Binney Street, Cambridge, Massachusetts between Genzyme and the Trustees of the Cambridge East Trust. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1992. First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1993.

*10.3—	Lease dated December 20, 1988 for Building 1400, One Kendall Square, Cambridge, Massachusetts between Genzyme and the Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31, 1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for 1988. Addendum dated September 20, 1991 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form 10-K for 1993.
*10.4—	Lease dated December 20, 1988 for Building 700, One Kendall Square, Cambridge, Massachusetts between Genzyme and Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as Exhibit 10.19 to Genzyme's Form 10-K for 1988.
*10.5—	Lease dated September 30, 1985 for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1990. Amendment No. 1, dated October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.
*10.6—	Lease dated April 30, 1990 for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1 (File No. 33-55874).
*10.7—	Sublease Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham, Massachusetts between Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to Genzyme's Form 10-K for 1993.
*10.8—	Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham, Massachusetts between Genzyme and Mark L. Fins, David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1993.
*10.9—	Lease dated June 1, 1992 for land at Allston Landing, Allston, Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.10—	Underlease for Block 13 building at Kings Hill Business Park West Malling Kent among Rouse and Associates Block 13 Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on March 2, 1992.
*10.11—	Lease dated November 12, 1998 for Metrowest Place, 15 Pleasant Street Connector, Framingham, Massachusetts, between Consolidated Group Service Company Limited Partnership and Genzyme. Filed as Exhibit 10.11 to Genzyme's Form 10-K for 1998.
*10.12—	Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix. Filed as Exhibit 10.3 to Biomatrix's Form 10-Q for the quarter ended June 30, 1996 (File No. 0-19373).**
*10.13—	Lease dated August 28, 2000 for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2000.**
*10.14—	Lease dated August 4, 2000 for 11 Pleasant Street Connector, Framingham, Massachusetts between Genzyme and Fafard Real Estate Development Corp. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2000.
*10.15—	Lease Agreement dated February 28, 1997, between GelTex Pharmaceuticals, Inc. ("GelTex") and J.F. White Properties, Inc. Filed as Exhibit 10.16 to GelTex's Annual Report on Form 10-K for 1996 (File No. 0-26872).

*10.16—	Purchase and Sale Agreement between Barry L. Solar and Robert L. Solar as Trustees of 211 Second Avenue Realty Trust and GelTex Pharmaceuticals, Inc., dated as of July 26, 1999. Filed as Exhibit 10.4 to GelTex's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26872).
*10.17—	Agency Agreement, dated October 21, 1998, between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.1 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.18—	Lease Agreement, dated October 21, 1998, between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.2 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.19—	Partnership Purchase Agreement dated as of November 20, 2000 between Genzyme, Genzyme Development Corporation II, Genzyme Development Partners, L.P. ("GDP") and each Class A Limited Partner of GDP. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 2000.
*10.20—	Technology License and Supply Agreement dated as of September 8, 1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
*10.21—	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.28 to Genzyme's Form 10-K for 2000.
*10.22—	2001 Equity Incentive Plan. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2001.
*10.23—	1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 1999.
*10.24—	1996 Directors' Deferred Compensation Plan. Filed as Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33251).
*10.25—	Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.26—	Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.33 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed herewith.
*10.27—	Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed herewith.
*10.28—	Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.
*10.29—	Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1998.
*10.30—	Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to Genzyme's Form 10-K for 1998.
*10.31—	Consulting Agreement dated July 1, 1998 between Genzyme and Henry E. Blair. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1998.
*10.32—	Technology Transfer Agreement between Genzyme and Genzyme Transgenics Corporation ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.33—	Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).

*10.34—	Services Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.35—	Series A Convertible Preferred Stock Purchase Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.36—	Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC. Filed as Exhibit 10.37 to Genzyme's Form 10-K for 1998 (File No. 0-21794).
*10.37—	Amended and Restated Credit Agreement dated December 14, 2000 among Genzyme and those of its subsidiaries party thereto, Fleet National Bank, as Administrative Agent. Filed as Exhibit 99.2 to Genzyme's Form 8-K Filed on January 2, 2001.
*10.38—	Contract Manufacturing Agreement between GelTex and The Dow Chemical Company. Filed as Exhibit 10.17 to GelTex's Form 10-Q for the quarter ended March 31, 1997 (File No. 0-26872).**
*10.39—	License Agreement between GelTex and Nitto Boseki Co., Ltd., dated as of June 9, 1997. Filed as Exhibit 10.21 to GelTex's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-26872).**
*10.40—	Supply Agreement dated as of November 9, 1999 by and between Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32 to GelTex's Form 10-K for 1999 (File No. 0-26872).
*10.41—	Collaboration Agreement dated September 4, 1998 among Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).**
*10.42—	Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Filed as Exhibit 10.25 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).
*10.43—	Operating Agreement of BioMarin/Genzyme LLC. Filed as Exhibit 10.30 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).
*10.44—	United States Licensing Agreement dated February 7, 1997 between Biomatrix and American Home Products Corporation ("AHP"). Filed as Exhibit 10.1 to the Biomatrix's Form 10-Q for the quarter ended March 31, 1997.**
10.45—	International Licensing Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
10.46—	Supply Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
10.47—	Trademark License Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
*10.48—	Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.49—	Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, Waterford Country, Dublin, Ireland (comprised in folio 4917 & 324IF County Waterford) by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.

*10.50—	Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, Waterford, Dublin, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.51—	Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.52—	Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.53—	License and Collaboration Agreement, dated as of September 27, 2000, between Cambridge Antibody Technology Limited and Genzyme Corporation. Filed as Exhibit 4.7 to Cambridge Antibody's Registration Statement on Form 20-F/A, dated June 5, 2001 (File No. 000-3116).**
*10.54—	Collaboration Agreement, dated October 1, 1998, between Genzyme and Dyax Corp. Filed as Exhibit 10.25 to the Dyax's Registration Statement on Form S-1 (File No. 333-37394).**
13.1—	Portions of the 2001 Genzyme General Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
13.2—	Portions of the 2001 Genzyme General Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
13.3—	Portions of the 2001 Genzyme Biosurgery Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
13.4—	Portions of the 2001 Genzyme Molecular Oncology Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
21—	Subsidiaries of Genzyme. Filed herewith.
23—	Consent of PricewaterhouseCoopers LLP. Filed herewith.
*99.1—	Management and Accounting Policies Governing the Relationship of Genzyme Divisions. Filed as Exhibit 3 to Genzyme's Registration Statement on Form 8-A filed on December 19, 2000 (File No. 333-31548).
99.2—	Factors Affecting Future Operating Results. Filed herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been granted for the deleted portions of Exhibits 10.12, 10.13, 10.20, 10.38, 10.39, 10.40, 10.41, 10.44, 10.45, 10.46, 10.47, 10.53 and 10.54.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.21 through 10.31 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
DATED: APRIL 1, 2002	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	April 1, 2002
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial and Accounting Officer	April 1, 2002
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	April 1, 2002
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	April 1, 2002
/s/ HENRY E. BLAIR Henry E. Blair	Director	April 1, 2002
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	April 1, 2002
/s/ CHARLES L. COONEY Charles L. Cooney	Director	April 1, 2002
/s/ VICTOR J. DZAU Victor J. Dzau	Director	April 1, 2002
/s/ CONNIE MACK III Connie Mack III	Director	April 1, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
SIGNATURES