Form 10-Q
period 2002-03-31
GENZYME CORP
filed 2002-05-15
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (IRS Employer Identification No.)
One Kendall Square, Cambridge, Massachusetts (Address of principal executive offices)	02139 (zip code)

(617) 252-7500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each of the issuer's series of common stock as of April 30, 2002:

Genzyme General Division Common Stock	213,849,183
Genzyme Biosurgery Division Common Stock	39,641,635
Genzyme Molecular Oncology Division Common Stock	16,804,386

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements, including statements regarding our:

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

  •
  allocations of revenues, expenses, liabilities and income tax benefits;

  •
  maintenance of financial covenants contained in our credit facility;

  •
  schedule for performance of goodwill impairment tests;

  •
  beliefs concerning the application of federal antitrust laws to our acquisition of Novazyme Pharmaceuticals, Inc.; and

  •
  projected cash needs.

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

  •
  the content and timing of submissions to and decisions made by the U.S. Department of Health and Human Services Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

  •
  the impact of the May 2001 expiration of orphan drug status for Cerezyme® and Ceredase® enzymes on our revenues from these products;

  •
  the outcome of our ongoing discussions with the FDA in connection with our Biologics License Application submission for Fabrazyme® enzyme;

  •
  the outcome of the Federal Trade Commission's investigation concerning the application of federal antitrust laws to our acquisition of Novazyme;

  •
  our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage;

  •
  our ability to expand manufacturing capacity for Renagel® phosphate binder;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage inventories of Renagel phosphate binder;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements;

  •
  the continued funding of our joint ventures by our partners;

  •
  our ability to successfully increase market penetration for Synvisc® viscosupplementation product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  our ability to increase market penetration in Europe for Fabrazyme enzyme, Thyrogen® hormone and Renagel phosphate binder; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        For further descriptions of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (our "2001 Form 10-K"). We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Thyrogen®, Fabrazyme®, Seprafilm®, Carticel®, Epicel® and Snowden-Pencer® are registered trademarks of Genzyme. NeuroCell™, SAGE™ and Sepra™ are trademarks of Genzyme. Renagel® is a registered trademark of GelTex Pharmaceuticals, Inc. Synvisc® is a registered trademark of Genzyme Biosurgery Corporation. Focal® and FocalSeal® are registered trademarks of Focal, Inc. Aldurazyme™ is a trademark of BioMarin/Genzyme LLC. WelChol™ is a trademark of Sankyo Pharma, Inc. Vevesca™ is a trademark of Oxford GlycoSciences plc.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2002
TABLE OF CONTENTS

i

PART I.    Financial Information

ITEM 1. Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Revenues:
Net product sales	$266,626	$250,830
Net service sales	26,683	23,760
Revenues from research and development contracts:
Related parties	612	319
Other	4,019	3,352

Total revenues	297,940	278,261

Operating costs and expenses:
Cost of products sold	72,154	76,532
Cost of services sold	15,018	13,421
Selling, general and administrative	102,958	91,114
Research and development (including research and development related to contracts)	82,141	57,110
Amortization of intangibles	17,597	28,991

Total operating costs and expenses	289,868	267,168

Operating income	8,072	11,093

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(4,094)	(9,015)
Loss on affiliate sale of stock	(119)	—
Gain on investments in equity securities	166	—
Minority interest in net loss of subsidiary	—	1,274
Other	(745)	(3,710)
Investment income	13,437	10,148
Interest expense	(6,806)	(11,370)

Total other income (expenses)	1,839	(12,673)

Income (loss) before income taxes	9,911	(1,580)
(Provision for) benefit from income taxes	(3,138)	670

Net income (loss) before cumulative effect of change in accounting for goodwill and derivative financial instruments	6,773	(910)
Cumulative effect of change in accounting for goodwill	(98,270)	—
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Net income (loss)	$(91,497)	$3,257

Comprehensive income (loss), net of tax:
Net income (loss)	$(91,497)	$3,257

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,783)	(14,121)
Unrealized gains (losses) on interest rate swap contracts, net of tax	378	(507)
Unrealized losses on securities, net	(23,957)	(22,641)

Other comprehensive loss	(29,362)	(37,269)

Comprehensive loss	$(120,859)	$(34,012)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General net income before cumulative effect of change in accounting for derivative financial instruments	$24,309	$25,145
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Genzyme General division net income	24,309	29,312
Tax benefit allocated from Genzyme Biosurgery	2,130	8,116
Tax benefit allocated from Genzyme Molecular Oncology	4,299	2,826

Net income allocated to Genzyme General Stock	$30,738	$40,254

Net income per share of Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.14	$0.19
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	0.02

Net income per share allocated to Genzyme General Stock	$0.14	$0.21

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.14	$0.18
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	0.02

Net income per share allocated to Genzyme General Stock	$0.14	$0.20

Weighted average shares outstanding:
Basic	213,332	191,750

Diluted	221,064	200,800

Allocated to Biosurgery Stock:
Genzyme Biosurgery net loss before cumulative effect of change in accounting for goodwill	$(20,382)	$(35,327)
Cumulative effect of change in accounting for goodwill	(98,270)	—

Genzyme Biosurgery division net loss	(118,652)	(35,327)
Allocated tax benefit	2,448	4,604

Net loss allocated to Biosurgery Stock	$(116,204)	$(30,723)

Net loss per share of Biosurgery Stock—basic and diluted:
Net loss per share before cumulative effect of change in accounting for goodwill	$(0.46)	$(0.84)
Per share cumulative effect of change in accounting for goodwill	(2.48)	—

Net loss per share of Biosurgery Stock—basic and diluted	$(2.94)	$(0.84)

Weighted average shares outstanding	39,564	36,402

Allocated to Molecular Oncology Stock:
Net loss	$(6,031)	$(6,274)

Net loss per share of Molecular Oncology Stock—basic and diluted	$(0.36)	$(0.39)

Weighted average shares outstanding	16,763	15,907

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,534	$247,011
Short-term investments	85,308	66,481
Accounts receivable, net	252,208	259,283
Inventories	173,764	171,409
Prepaid expenses and other current assets	43,078	35,408
Deferred tax assets—current	70,188	70,196

Total current assets	940,080	849,788
Property, plant and equipment, net	662,277	635,314
Long-term investments	723,508	807,766
Goodwill, net	604,391	697,422
Other intangible assets, net	786,591	809,224
Investments in equity securities	66,460	88,686
Other noncurrent assets	43,217	47,545

Total assets	$3,826,524	$3,935,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,780	$47,860
Accrued expenses	144,786	144,740
Income taxes payable	78,156	75,944
Deferred revenue	7,187	6,700
Current portion of long-term debt and capital lease obligations	7,278	7,746

Total current liabilities	271,187	282,990
Long-term debt and capital lease obligations	294,574	259,809
Convertible notes and debentures	585,000	585,000
Deferred tax liabilities	151,611	173,126
Other noncurrent liabilities	22,170	25,631

Total liabilities	1,324,542	1,326,556

Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value:
Genzyme General Stock, $0.01 par value	2,136	2,132
Biosurgery Stock, $0.01 par value	395	395
Molecular Oncology Stock, $0.01 par value	168	168
Treasury stock—Genzyme General, at cost	(901)	(901)
Additional paid-in capital—Genzyme General Stock	1,792,750	1,749,097
Additional paid-in capital—Biosurgery Stock	816,588	843,544
Additional paid-in capital—Molecular Oncology Stock	148,484	148,481
Deferred compensation	(1,985)	(2,377)
Notes receivable from stockholders	(13,272)	(13,245)
Accumulated deficit	(209,391)	(117,894)
Accumulated other comprehensive loss	(32,990)	(211)

Total stockholders' equity	2,501,982	2,609,189

Total liabilities and stockholders' equity	$3,826,524	$3,935,745

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$(91,497)	$3,257
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,547	35,981
Non-cash compensation expense	392	2,570
Provision for bad debts	2,163	1,177
Equity in net loss of unconsolidated affiliates	4,094	9,015
Loss on affiliate sale of stock	119	—
Gain on investments in equity securities	(166)	—
Minority interest in net loss of subsidiary	—	(1,274)
Deferred income tax benefit	(3,802)	(11,784)
Other	1,862	4,511
Cumulative effect of change in accounting for goodwill	98,270	—
Cumulative effect of change in accounting for derivative financial instruments	—	(4,167)
Increase (decrease) in cash from working capital changes:
Accounts receivable	3,695	(12,883)
Inventories	(3,659)	5,507
Prepaid expenses and other current assets	(7,621)	3,011
Accounts payable, accrued expenses and deferred revenue	(18,481)	(35,352)
Income taxes payable and tax benefits from stock options	5,961	14,461

Net cash provided by operating activities	22,877	14,030

Cash Flows from Investing Activities:
Purchases of investments	(118,015)	(136,105)
Sales and maturities of investments	172,878	130,294
Purchases of equity securities	(1,610)	(5,000)
Purchases of property, plant and equipment	(43,541)	(19,851)
Acquisitions, net of acquired cash	—	(25,725)
Investments in unconsolidated affiliates	(8,151)	(8,083)
Other	2,697	(1,408)

Net cash provided by (used in) investing activities	4,258	(65,878)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	11,736	20,951
Proceeds from draw on credit facility	35,000	—
Payments of debt and capital lease obligations	(693)	—
Bank overdraft	(2,000)	3,085
Payments of notes receivable from stockholders	136	3,204
Accrued interest on notes receivable from stockholders	(161)	—
Other	(714)	2,407

Net cash provided by financing activities	43,304	29,647

Effect of exchange rate changes on cash	(1,916)	(6,430)

Increase (decrease) in cash and cash equivalents	68,523	(28,631)
Cash and cash equivalents at beginning of period	247,011	236,213

Cash and cash equivalents at end of period	$315,534	$207,582

The accompanying notes are an integral part of these unaudited, consolidated financial statements

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1.    Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information normally required by generally accepted accounting principles. We have reclassified certain 2001 data to conform to our 2002 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes included in our 2001 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

2.    New Accounting Pronouncement

        In August 2001, the Financial Accounting Standards Board, commonly referred to as the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 will be effective for our fiscal year ending December 31, 2003. We are in the process of assessing the effect of adopting SFAS No. 143 on our consolidated and combined financial statements.

3.    Acquisitions

        In September 2001, we acquired Novazyme, a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, and in June 2001, we acquired Wyntek Diagnostics, Inc., a privately-held provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We accounted for the acquisitions as purchases and allocated both to Genzyme General. Also in June 2001, we acquired the remaining 78% of the outstanding shares of Focal, Inc. common stock not previously acquired. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery.

        The following unaudited pro forma financial summary is presented as if the acquisitions of Novazyme, Focal and Wyntek were completed as of January 1, 2001. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges related to these acquisitions, such as acquired IPR&D charges of $86.8 million resulting from the acquisition of Novazyme and $8.8 million resulting from the acquisition of Wyntek, are not reflected in the following pro forma financial summary.

  Unaudited Pro Forma Financial Summary:

For the Three Months Ended March 31, 2001
(Amounts in thousands, except per share amounts)
Total revenues	$284,257
Loss before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	(7,769)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	4,167
Net loss	(3,602)
Net income allocated to Genzyme General Stock:
Net income allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$34,275
Cumulative effect of change in accounting for derivative financial instruments, net of tax	4,167

Net income allocated to Genzyme General Stock	$38,442

Net income per share allocated to Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.18
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	0.02

Net income per share allocated to Genzyme General Stock	$0.20

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.17
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	0.02

Net income per share allocated to Genzyme General Stock	$0.19

Weighted average shares outstanding:
Basic	194,312

Diluted	217,477

Net loss allocated to Biosurgery Stock	$(35,770)

Net loss per share allocated to Biosurgery Stock—basic and diluted	$(0.93)

Weighted average shares outstanding—basic and diluted	38,489

4.    Inventories (amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$44,731	$52,586
Work-in-process	59,410	64,925
Finished products	69,623	53,898

Total	$173,764	$171,409

5.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by us effective at the beginning of fiscal year 2002.

  Goodwill

        Effective January 1, 2002 in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. At January 1, 2002, our gross goodwill totaled $799.5 million, including $4.3 million of acquired workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax liabilities. In the three months ended March 31, 2002, we recorded $2.1 million of purchase accounting adjustments to the goodwill of our Therapeutics segment, of which $1.3 million represents a reduction in the value assigned to the net assets of RenaGel LLC and $0.8 million represents increased integration and exit activity costs resulting from our acquisition of Novazyme.

        In November 2001, we sold our Snowden-Pencer® line of surgical instruments, a component of our Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We are required to complete the transitional impairment test for the $604.4 million of net goodwill related to our other reporting units in fiscal year 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in our goodwill during the three months ended March 31, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	Impairment	As of March 31, 2002
Goodwill:
Genzyme General:
Therapeutics (1)	$469,721	$3,773	$—	$473,494
Diagnostic Products (2)	32,427	779	—	33,206
Other	56,462	(4)	—	56,458

Total	558,610	4,548	—	563,158
Genzyme Biosurgery (3,4)	236,621	1,841	(113,859)	124,603
Genzyme Molecular Oncology	—	—	—	—

Total	795,231	6,389	(113,859)	687,761
Accumulated amortization	(97,809)	(1,150)	15,589	(83,370)

Goodwill, net	$697,422	$5,239	$(98,270)	$604,391

(1)
Adjustments for Genzyme General's Therapeutics segment include:

•
$1.6 million of workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax benefits, resulting from our acquisition of GelTex as required by SFAS No. 142;

•
$1.3 million to adjust goodwill resulting from a reduction in the value assigned to the acquired net assets of RenaGel LLC; and

•
$0.8 million to adjust goodwill resulting from increased integration and exit activity costs related to our acquisition of Novazyme.

(2)
Adjustments for Genzyme General's Diagnostic Products segment represent the reclassification of workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax benefits, resulting from our acquisition of Wyntek as required by SFAS No. 142.

(3)
Adjustments for Genzyme Biosurgery represent workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax benefits, resulting from our acquisitions of Focal and Biomatrix as required by SFAS No. 142.

(4)
Impairment for Genzyme Biosurgery represents the impairment charge we recorded in the three months ended March 31, 2002 in accordance with the transitional provisions of SFAS No. 142, related to the goodwill allocated to our cardiothoracic reporting unit.

  Purchased Intangible Assets

        The following table contains information on our purchased intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2002 (Unaudited)			As of December 31, 2001
	Gross Purchased Intangible Assets	Accumulated Amortization	Net Purchased Intangible Assets	Gross Purchased Intangible Assets	Accumulated Amortization	Net Purchased Intangible Assets
Technology	$551,739	$(55,235)	$496,504	$551,743	$(44,253)	$507,490
Patents	196,971	(25,617)	171,354	196,968	(21,804)	175,164
Trademarks	91,754	(11,456)	80,298	91,754	(9,960)	81,794
License fees	25,460	(5,808)	19,652	25,460	(5,371)	20,089
Distribution agreements	13,950	(2,243)	11,707	13,950	(1,807)	12,143
Customer lists	8,324	(3,407)	4,917	8,324	(3,199)	5,125
Other	12,242	(10,083)	2,159	18,123	(10,704)	7,419

Total	$900,440	$(113,849)	$786,591	$906,322	$(97,098)	$809,224

        All of our intangible assets are amortized over their estimated useful lives. Total amortization expense for purchased intangible assets was $17.9 million for the three months ended March 31, 2002 and $16.3 million (excluding amortization of goodwill) for the three months ended March 31, 2001. Amortization expense in both the three months ended March 31, 2002 and 2001 includes $0.3 million related to the amortization of a non-compete agreement which is charged to cost of products sold.

        The estimated future amortization expense of purchased intangible assets as of March 31, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining nine months)	$53,475
2003	69,959
2004	69,654
2005	69,330
2006	66,941
2007	66,265

  Adjusted Net Income (Loss)

        The following table presents the impact SFAS No. 142 would have had on our amortization of intangibles expense, net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001 (unaudited, amounts in thousands):

	Three Months Ended March 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$28,991	$(12,976)	$16,015
Net income (loss) before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	(910)	12,976	12,066
Cumulative effect of change in accounting for derivative financial instruments, net of tax	4,167	—	4,167
Net income	3,257	12,976	16,233
Net income allocated to Genzyme General Stock:
Net income allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$36,087	$8,909	$44,996
Cumulative effect of change in accounting for derivative financial instruments, net of tax	4,167	—	4,167

Net income allocated to Genzyme General Stock	$40,254	$8,909	$49,163

Net income per share allocated to Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.19	$0.05	$0.24
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	0.02	—	0.02

Net income per share allocated to Genzyme General Stock	$0.21	$0.05	$0.26

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.18	$0.04	$0.22
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	0.02	—	0.02

Net income per share allocated to Genzyme General Stock	$0.20	$0.04	$0.24

Net loss allocated to Biosurgery Stock	$(30,723)	$4,067	$(26,656)

Net loss per share allocated to Biosurgery Stock—basic and diluted	$(0.84)	$0.11	$(0.73)

6.    Derivative Financial Instruments

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

        In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations and in the combined statement of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of Genzyme Transgenics Corporation common stock held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts were not significant. For the three months ended March 31, 2002, we recorded in our unaudited, consolidated statement of operations and in the combined statement of operations of Genzyme General a charge of $1.2 million in other expense to reflect the change in value of certain common stock warrants from January 1, 2002 to March 31, 2002 as compared to $3.6 million for the same period of 2001. We also recorded a charge of $0.6 million ($0.9 million pre-tax) in other comprehensive income (loss) in our unaudited stockholders' equity and the unaudited division equity of Genzyme General as of March 31, 2002 to reflect the change in value of our interest rate swap contract during the three month period ended March 31, 2002.

7.    Revolving Credit Facility

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million from this facility and allocated the borrowings to Genzyme Biosurgery. At March 31, 2002, $269.0 million remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants and do not anticipate falling out of compliance.

8.    Tax (Provision) Benefit

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
(Provision for) benefit from income taxes	$(3,138)	$670	(568)%
Effective tax rate	32%	42%

        Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Our effective tax rate for the three months ended March 31, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. We stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal 2002.

9.    Net Income (Loss) Per Share

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

        We calculate the income tax provision of each division as if such division were a separate taxpayer, which includes assessing realizability of deferred tax assets at the division level. Our management and accounting policies provide that, if as of the end of any fiscal quarter, a division cannot use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, were:

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Tax benefits allocated from:
Genzyme Biosurgery	$2,130	$8,116
Genzyme Molecular Oncology	4,299	2,826

Total	$6,429	$10,942

        In future periods, Genzyme Biosurgery and Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with generally accepted accounting principles. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with our management and accounting policies, the benefit will be reflected as a reduction of net income in determining net income (loss) attributable to Biosurgery Stock or Molecular Oncology Stock. As of March 31, 2002, the total tax benefits previously allocated to Genzyme General from Genzyme Biosurgery and Genzyme Molecular Oncology were (unaudited, amounts in thousands):

Genzyme Biosurgery	$195,442
Genzyme Molecular Oncology	$40,727

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income per share allocated to Genzyme General Stock.

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Genzyme General net income before cumulative effect of change in accounting for derivative financial instruments	$24,309	$25,145
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Genzyme General division net income	24,309	29,312
Tax benefit allocated from Genzyme Biosurgery	2,130	8,116
Tax benefit allocated from Genzyme Molecular Oncology	4,299	2,826

Net income allocated to Genzyme General Stock—basic and diluted	$30,738	$40,254

Shares used in computing net income per common share—basic	213,332	191,750
Effect of dilutive securities:
Stock options (1)	7,712	9,050
Warrants and stock purchase rights	20	—
5 1/4% convertible subordinated notes (2)	—	—
5% convertible subordinated debentures (2)	—	—

Dilutive potential common shares	7,732	9,050

Shares used in computing net income per share—diluted (1,3)	221,064	200,800

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands, except per share amounts)
Net income per share of Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.14	$0.19
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax (4)	—	0.02

Net income per share allocated to Genzyme General Stock	$0.14	$0.21

Diluted (1,3):
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.14	$0.18
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax (4)	—	0.02

Net income per share allocated to Genzyme General Stock	$0.14	$0.20

Weighted average shares outstanding:
Basic	213,332	191,750

Diluted (1,3)	221,064	200,800

(1)
We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock:

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Shares of Genzyme General Stock issuable for options	7,096	912

(2)
The effect of the assumed conversion of the 5 1/4% convertible subordinated notes and 5% convertible subordinated debentures has been excluded for the period ended March 31, 2001 as the effect was anti-dilutive. The 5 1/4% convertible subordinated notes were converted into shares of Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock primarily during the second quarter of 2001. The 5% convertible subordinated debentures were converted into shares of Genzyme General Stock during the third quarter of 2001.

(3)
We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures allocated to Genzyme General in the computation of Genzyme General's dilutive earnings per share for the three months ended March 31, 2002, because the conditions for conversion had not been met. The debentures are contingently convertible into approximately 8.2 million shares of Genzyme General Stock at an initial conversion price of $70.30 per share.

(4)
On January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our consolidated statement of operations and in the combined statement of operations of Genzyme General for the three months ended March 31, 2001, to record the fair value of warrants to purchase shares of Genzyme Transgenics common stock held on January 1, 2001.

  Biosurgery Stock:

        For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock.

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Shares of Biosurgery Stock issuable for options	6,694	4,436
Warrants to purchase shares of Biosurgery Stock	8	3
Shares issuable upon conversion of 6.9% convertible subordinated notes allocated to Genzyme Biosurgery	358	358
Biosurgery designated shares (1)	3,107	1,195
Biosurgery designated shares reserved for options (1)	89	108
Biosurgery designated shares issued upon conversion of 5 1/4% convertible subordinated notes allocated to Genzyme General (1)	—	685

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	10,256	6,785

(1)
Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. As of March 31, 2002, there were approximately 3.2 million Biosurgery designated shares.

  Molecular Oncology Stock:

        For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock.

	Three Months Ended March 31,
	2002	2001
	(Amounts in thousands)
Shares of Molecular Oncology Stock issuable for options	1,534	984
Warrants to purchase shares of Molecular Oncology Stock	—	10
Molecular Oncology designated shares (1)	1,651	1,318
Molecular Oncology designated shares issued upon conversion of 5 1/4% convertible subordinated notes allocated to Genzyme General (1)	—	682

Total shares excluded from the calculation of diluted loss per share of Molecular Oncology Stock	3,185	2,994

(1)
Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology. As of March 31, 2002, there were approximately 1.7 million Molecular Oncology designated shares.

10.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have four reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products which treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, and other specialty therapeutics. The segment derives substantially all of its revenue from sales of Cerezyme® enzyme and Renagel® phosphate binder;

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics;

  •
  Genzyme Biosurgery, which develops and markets implantable biotherapeutic products, biomaterials and medical devices to improve or replace surgery, with an emphasis on the orthopaedics and cardiothoracic markets; and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule discovery and protein therapeutic capabilities.

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Genzyme General:
Therapeutics (1)	$190,839	$176,788
Diagnostic Products (2)	19,838	16,424
Other (3)	30,787	29,112
Eliminations/Adjustments (4)	683	369

Total Genzyme General	242,147	222,693
Genzyme Biosurgery (5)	53,371	54,156
Genzyme Molecular Oncology	2,422	1,412

Total	$297,940	$278,261

Net income (loss):
Genzyme General:
Therapeutics (1)	$26,715	$34,339
Diagnostic Products (2)	(1,445)	782
Other (3)	2,191	1,984
Eliminations/Adjustments (4)	(3,152)	(11,960)

Net income for Genzyme General before cumulative effect of change in accounting for derivative financial instruments	24,309	25,145
Cumulative effect of change in accounting for derivative financial instruments, net of tax (6)	—	4,167

Net income for Genzyme General	24,309	29,312

Genzyme Biosurgery (5):
Net loss for Genzyme Biosurgery before cumulative effect of change in accounting for goodwill	(20,382)	(35,327)
Cumulative effect of change in accounting for goodwill (7)	(98,270)	—

Net loss for Genzyme Biosurgery	(118,652)	(35,327)

Genzyme Molecular Oncology	(6,031)	(6,274)
Eliminations/Adjustments (8)	8,877	15,546

Total	$(91,497)	$3,257

(1)
In September 2001, we acquired Novazyme and allocated the acquisition to Genzyme General. The results of operations of Novazyme are included in our Therapeutics reporting segment beginning on September 26, 2001, the date of acquisition.

(2)
In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic Products reporting segment beginning on June 1, 2001, the date of acquisition.

(3)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(4)
Eliminations/Adjustments consists primarily of amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(5)
In June 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery. The results of operations of Focal are included in the results of Genzyme Biosurgery beginning on June 30, 2001, the date of acquisition.

(6)
In connection with the adoption of SFAS No. 133 on January 1, 2001, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations and the unaudited, combined statement of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of Genzyme Transgenics common stock held on January 1, 2001.

(7)
In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of our Cardiothoracic reporting unit for impairment and as a result recorded a cumulative-effect impairment charge of $98.3 million in our unaudited, consolidated statement of operations and the unaudited, combined statement of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

(8)
Includes income tax benefits that have not been recognized in the tax provisions of the divisions.

  Segment Assets:

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Segment Assets:
Genzyme General (1):
Therapeutics	$1,499,819	$1,347,494
Diagnostic Products	208,885	196,571
Other (2)	90,838	84,239
Eliminations/Adjustments (3)	1,436,998	1,596,950

Total Genzyme General	3,236,540	3,225,254
Genzyme Biosurgery (4)	585,804	704,671
Genzyme Molecular Oncology	33,315	42,419
Eliminations/Adjustments (5)	(29,135)	(36,599)

Total	$3,826,524	$3,935,745

(1)
Segment assets for Genzyme General include primarily cash and investments, accounts receivable, inventory and certain fixed and intangible assets.

(2)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(3)
Eliminations/Adjustments for Genzyme General consists primarily of cash, cash equivalents, short-and long-term investments, equity investments, net property, plant and equipment and deferred tax assets.

(4)
In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of our Cardiothoracic reporting unit for impairment and as a result reduced goodwill by recording a cumulative-effect impairment charge of $98.3 million in our unaudited, consolidated statement of operations and the unaudited, combined statement of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

(5)
Represents the elimination of inter-divisional balances.

11.    Subsequent Event

  Sale of Genzyme Transgenics Common Stock

        On April 4, 2002, Genzyme Transgenics purchased approximately 2.8 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of Genzyme Transgenics common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of Genzyme Transgenics common stock outstanding as of April 1, 2002. Our Chief Executive Officer and Chairman of our board of directors has resigned from the Genzyme Transgenics board of directors. Another member of our board of directors will not stand for re-election to the Genzyme Transgenics board of directors at the Genzyme Transgenics 2002 Annual Meeting. We currently account for our investment in Genzyme Transgenics under the equity method of accounting. Once Genzyme Transgenics fills the two vacancies on its board of directors, we will begin accounting for our investment in Genzyme Transgenics under the cost method of accounting pursuant to the provisions of the Accounting Principles Board, commonly referred to as the APB, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Revenues:
Net product sales	$218,463	$202,206
Net service sales	21,175	18,232
Revenues from research and development contracts:
Related parties	612	319
Other	1,897	1,936

Total revenues	242,147	222,693

Operating costs and expenses:
Cost of products sold	47,599	47,894
Cost of services sold	11,866	10,284
Selling, general and administrative	76,390	58,531
Research and development (including research and development related to contracts)	63,836	40,186
Amortization of intangibles	9,718	17,670

Total operating costs and expenses	209,409	174,565

Operating income	32,738	48,128

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(4,094)	(8,479)
Loss on affiliate sale of stock	(119)	—
Gain on investments in equity securities	166	—
Minority interest in net loss of subsidiary	—	1,274
Other	(778)	(3,717)
Investment income	12,952	9,213
Interest expense	(4,541)	(6,398)

Total other income (expenses)	3,586	(8,107)

Income before income taxes	36,324	40,021
Provision for income taxes	(12,015)	(14,876)

Division net income before cumulative effect of change in accounting for derivative financial instruments	24,309	25,145
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Division net income	$24,309	$29,312

Comprehensive income (loss), net of tax:
Division net income	$24,309	$29,312

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,363)	(13,420)
Unrealized gains (losses) on interest rate swap contracts, net of tax	378	(507)
Unrealized losses on securities, net	(23,865)	(22,738)

Other comprehensive loss	(28,850)	(36,665)

Comprehensive loss	$(4,541)	$(7,353)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,663	$167,253
Short-term investments	83,342	66,481
Accounts receivable, net	214,565	220,527
Inventories	133,148	127,864
Prepaid expenses and other current assets	39,707	31,972
Due from Genzyme Biosurgery	23,243	29,513
Due from Genzyme Molecular Oncology	5,892	7,086
Deferred tax assets—current	70,188	70,196

Total current assets	834,748	720,892
Property, plant and equipment, net	609,275	581,401
Long-term investments	712,766	807,766
Goodwill, net	491,683	487,826
Other intangible assets, net	480,861	493,642
Investments in equity securities	66,460	88,686
Other noncurrent assets	40,747	45,041

Total assets	$3,236,540	$3,225,254

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$25,330	$40,025
Accrued expenses	118,968	119,511
Income taxes payable	75,658	74,631
Deferred revenue	3,047	1,693
Current portion of long-term debt and capital lease obligations	6,428	6,841

Total current liabilities	229,431	242,701
Long-term debt and capital lease obligations	25,045	25,085
Convertible notes and debentures	575,000	575,000
Deferred tax liabilities	62,217	80,696
Other noncurrent liabilities	18,574	21,420

Total liabilities	910,267	944,902

Division equity	2,326,273	2,280,352

Total liabilities and division equity	$3,236,540	$3,225,254

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Division net income	$24,309	$29,312
Reconciliation of division net income to net cash provided by operating activities:
Depreciation and amortization	21,981	22,481
Non-cash compensation expense	392	2,570
Provision for bad debts	1,968	1,099
Equity in net loss of unconsolidated affiliates	4,094	8,479
Loss on affiliate sale of stock	119	—
Gain on investments in equity securities	(166)	—
Minority interest in net loss of subsidiary	—	(1,274)
Deferred income tax benefit	(3,802)	(7,180)
Other	1,964	4,433
Cumulative effect of change in accounting for derivative financial instruments	—	(4,167)
Increase (decrease) in cash from working capital changes:
Accounts receivable	2,890	(11,890)
Inventories	(6,493)	1,243
Prepaid expenses and other current assets	(7,680)	2,980
Due from Genzyme Biosurgery	6,270	1,156
Due from Genzyme Molecular Oncology	1,194	(636)
Accounts payable, accrued expenses and deferred revenue	(7,433)	(17,771)
Income taxes payable and tax benefits from stock options	7,792	14,461

Net cash provided by operating activities	47,399	45,296

Cash Flows from Investing Activities:
Purchases of investments	(105,356)	(136,105)
Sales and maturities of investments	172,867	122,502
Purchases of equity securities	(1,610)	—
Purchases of property, plant and equipment	(42,689)	(18,205)
Investments in unconsolidated affiliates	(8,151)	(8,083)
Other	2,645	(1,482)

Net cash provided by (used in) investing activities	17,706	(41,373)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Genzyme General Stock	11,625	20,454
Payments of debt and capital lease obligations	(443)	—
Receipt of NeuroCell™ refund from Genzyme Biosurgery	27,063	—
Bank overdraft	(1,664)	3,615
Accrued interest on notes receivable from stockholders	(15)	—
Other	(2,855)	2,937

Net cash provided by financing activities	33,711	27,006

Effect of exchange rate changes on cash	(1,406)	(3,773)

Increase in cash and cash equivalents	97,410	27,156
Cash and cash equivalents at beginning of period	167,253	135,841

Cash and cash equivalents at end of period	$264,663	$162,997

The accompanying notes are an integral part of these unaudited, combined financial statements

GENZYME GENERAL

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme General for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme General's combined financial statements included in Exhibit 13.2 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles. We have reclassified certain 2001 data to conform to our 2002 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme General included in our 2001 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of the results for future periods.

2.    New Accounting Pronouncement

        We have included the impact that a recently issued accounting standard will have on our financial statements in Note 2, "New Accounting Pronouncement," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

3.    Acquisitions

        In September 2001, we acquired Novazyme, a privately-held developer of biotherapies for the treatment of LSDs, and in June 2001, we acquired Wyntek, a privately-held provider of high quality point of care rapid diagnostic tests for pregnancy and infectious disease. We accounted for the acquisitions as purchases and allocated both to Genzyme General.

        The following unaudited pro forma financial summary is presented as if the acquisitions of Novazyme and Wyntek were completed as of January 1, 2001. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges related to these acquisitions, such as acquired IPR&D charges of $86.8 million resulting from the acquisition of Novazyme and $8.8 million resulting from the acquisition of Wyntek are not reflected in the following pro forma financial summary.

  Unaudited Pro Forma Financial Summary:

For the Three Months Ended March 31, 2001
(Amounts in thousands)
Total revenues	$228,548
Income before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	21,476
Division net income	25,643

4.    Inventories (amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$33,771	$39,285
Work-in-process	48,213	53,408
Finished products	51,164	35,171

Total	$133,148	$127,864

5.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by Genzyme General effective at the beginning of fiscal year 2002.

  Goodwill

        Effective January 1, 2002 in accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill. At January 1, 2002, gross goodwill allocated to Genzyme General totaled $561.0 million, including $2.4 million of acquired workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax liabilities. In the three months ended March 31, 2002, Genzyme General recorded $2.1 million of purchase accounting adjustments to the goodwill of its Therapeutics segment, of which $1.3 million represents a reduction in the value assigned to the acquired net assets of RenaGel LLC and $0.8 million represents increased integration and exit activity costs resulting from our acquisition of Novazyme.

        We are required to complete the transitional impairment test for the $491.7 million of net goodwill related to Genzyme General's reporting units in fiscal 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in net goodwill attributable to Genzyme General's segments during the three months ended March 31, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	As of March 31, 2002
Goodwill:
Therapeutics (1)	$469,721	$3,773	$473,494
Diagnostic Products (2)	32,427	779	33,206
Other	56,462	(4)	56,458

Total	558,610	4,548	563,158
Accumulated amortization	(70,784)	(691)	(71,475)

Goodwill, net	$487,826	$3,857	$491,683

(1)
Adjustments for the Therapeutics segment include:

•
$1.6 million of workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax benefits, resulting from our acquisition of GelTex as required by SFAS No. 142;

•
$1.3 million to adjust goodwill resulting from a reduction in the value assigned to the acquired net assets of RenaGel LLC; and

•
$0.8 million to adjust the goodwill resulting from increased integration costs related to our acquisition of Novazyme.

(2)
Adjustments for the Diagnostic Products segment represent workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax benefits, resulting from our acquisition of Wyntek as required by SFAS No. 142.

  Purchased Intangible Assets

        The following table contains information on Genzyme General's purchased intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2002 (Unaudited)			As of December 31, 2001
	Gross Purchased Intangible Assets	Accumulated Amortization	Net Purchased Intangible Assets	Gross Purchased Intangible Assets	Accumulated Amortization	Net Purchased Intangible Assets
Technology	$378,360	$(35,160)	$343,200	$378,364	$(28,130)	$350,234
Patents	117,548	(10,993)	106,555	117,545	(9,035)	108,510
Trademarks	6,526	(564)	5,962	6,526	(456)	6,070
License fees	25,075	(5,748)	19,327	25,075	(5,326)	19,749
Customer lists	8,324	(3,407)	4,917	8,324	(3,199)	5,125
Other	10,045	(9,145)	900	13,497	(9,543)	3,954

Total	$545,878	$(65,017)	$480,861	$549,331	$(55,689)	$493,642

        All of Genzyme General's purchased intangible assets are amortized over their estimated useful lives. Total amortization expense for Genzyme General's purchased intangible assets was $10.0 million for the three months ended March 31, 2002 and $9.1 million (excluding amortization of goodwill) for the three months ended March 31, 2001. Amortization expense for both the three months ended March 31, 2002 and 2001 includes $0.3 million related to the amortization of a non-compete agreement which is charged to cost of products sold.

        The estimated future amortization expense for Genzyme General's purchased intangible assets as of March 31, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining nine months)	$30,059
2003	38,862
2004	38,816
2005	38,751
2006	36,387
2007	36,387

  Adjusted Net Income

        The following table presents the impact SFAS No. 142 would have had on Genzyme General's amortization of intangibles expense and division net income had the standard been in effect for the three months ended March 31, 2001 (unaudited, amounts in thousands):

	Three Months Ended March 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$17,670	$(8,909)	$8,761
Genzyme General's net income before cumulative effect of change in accounting for derivative financial instruments, net of tax	25,145	8,909	34,054
Division net income	29,312	8,909	38,221

6.    NeuroCell Joint Venture Refund

        In February 2002, Genzyme Biosurgery paid $27.1 million to Genzyme General, representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum. The refund arose because Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc., failed to initiate a phase 3 trial of NeuroCell-PD for Parkinson's disease by June 30, 2001.

7.    Derivative Financial Instruments

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

        In accordance with the transition provisions of SFAS No. 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the three months ended March 31, 2001 to recognize the fair value of certain common stock warrants held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended March 31, 2002, Genzyme General recorded a charge of $1.2 million in other expense in its unaudited statement of operations to reflect the change in value of certain common stock warrants from January 1, 2002 to March 31, 2002 as compared to $3.6 million for the same period of 2001. Genzyme General also recorded a charge of $0.6 million, ($0.9 million pre-tax) in other comprehensive income (loss), in division equity to reflect the change in value of our interest rate swaps during the three month period ended March 31, 2002.

8.    Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Provision for income taxes	$(12,015)	$(14,876)	(19)%
Effective tax rate	33%	37%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Genzyme General's effective tax rate for the three months ended March 31, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. Genzyme General stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal 2002.

9.    Segment Information

        In accordance with SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information", we present segment information for Genzyme General in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme General has two reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products which treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, and other specialty therapeutics. The segment derives substantially all of its revenue from sales of Cerezyme enzyme and Renagel phosphate binder; and

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Therapeutics (1)	$190,839	$176,788
Diagnostic Products (2)	19,838	16,424
Other (3)	30,787	29,112
Eliminations/Adjustments (4)	683	369

Total	$242,147	$222,693

Division net income:
Therapeutics (1)	$26,715	$34,339
Diagnostic Products (2)	(1,445)	782
Other (3)	2,191	1,984
Eliminations/Adjustments (4)	(3,152)	(11,960)

Division net income before cumulative effect of change in accounting for derivative financial instruments	24,309	25,145
Cumulative effect of change in accounting for derivative financial instruments, net of tax (5)	—	4,167

Division net income	$24,309	$29,312

(1)
In September 2001, we acquired Novazyme and allocated the acquisition to Genzyme General. The results of operations of Novazyme are included in our Therapeutics reporting segment beginning on September 26, 2001, the date of acquisition.

(2)
In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic Products reporting segment beginning on June 1, 2001, the date of acquisition.

(3)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(4)
Eliminations/Adjustments consists primarily of amounts related to Genzyme General's research and development and administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

(5)
In connection with the adoption of SFAS No. 133, on January 1, 2001, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in their unaudited, combined statement of operations for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of Genzyme Transgenics common stock held on January 1, 2001.

  Segment Assets:

        We provide information concerning the assets of Genzyme General's reportable segments in the following table (amounts in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Segment Assets (1):
Therapeutics	$1,499,819	$1,347,494
Diagnostic Products	208,885	196,571
Other (2)	90,838	84,239
Eliminations/Adjustments (3)	1,436,998	1,596,950

Total	$3,236,540	$3,225,254

(1)
Segment assets for Genzyme General include primarily cash and investments, accounts receivable, inventory and certain fixed and intangible assets.

(2)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(3)
Eliminations/Adjustments consists primarily of cash, cash equivalents, short- and long-term investments, equity investments, net property, plant and equipment and deferred tax assets.

10.    Subsequent Events

  Sale of Genzyme Transgenics Common Stock

        On April 4, 2002, Genzyme Transgenics purchased approximately 2.8 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of Genzyme Transgenics common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of Genzyme Transgenics common stock outstanding as of April 1, 2002. Our Chief Executive Officer and Chairman of our board of directors has resigned from the Genzyme Transgenics board of directors. Another member of our board of directors will not stand for re-election to the Genzyme Transgenics board of directors at the Genzyme Transgenics 2002 Annual Meeting. We currently account for our investment in Genzyme Transgenics under the equity method of accounting. Once Genzyme Transgenics fills the two vacancies on its board of directors, we will begin accounting for our investment in Genzyme Transgenics under the cost method of accounting pursuant to the provisions of APB Opinion No. 18.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Revenues:
Net product sales	$48,163	$48,624
Net service sales	5,208	5,528
Revenue from research and development contracts	—	4

Total revenues	53,371	54,156

Operating costs and expenses:
Cost of products sold	24,555	28,638
Cost of services sold	3,033	3,137
Selling, general and administrative	24,499	30,692
Research and development	11,872	10,719
Amortization of intangibles	7,879	11,321

Total operating costs and expenses	71,838	84,507

Operating loss	(18,467)	(30,351)

Other income (expenses):
Equity in net loss of unconsolidated affiliates	—	(536)
Other	33	7
Investment income	297	512
Interest expense	(2,245)	(4,959)

Total other expenses	(1,915)	(4,976)

Division net loss before cumulative effect of change in accounting for goodwill	(20,382)	(35,327)
Cumulative effect of change in accounting for goodwill	(98,270)	—

Division net loss	$(118,652)	$(35,327)

Comprehensive income (loss), net of tax:
Division net loss	$(118,652)	$(35,327)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(421)	(701)
Unrealized gains on securities, net	—	97

Other comprehensive loss	(421)	(604)

Comprehensive loss	$(119,073)	$(35,931)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,015	$38,623
Accounts receivable, net	37,579	38,293
Inventories	40,616	43,545
Prepaid expenses and other current assets	2,772	2,734

Total current assets	111,982	123,195
Property, plant and equipment, net	52,914	53,794
Goodwill, net	112,708	209,596
Other intangible assets, net	305,730	315,582
Other noncurrent assets	2,470	2,504

Total assets	$585,804	$704,671

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$8,450	$7,835
Accrued expenses	27,200	25,142
Due to Genzyme General	23,243	29,513
Current portion of long-term debt and capital lease obligations	850	905

Total current liabilities	59,743	63,395
Long-term debt and capital lease obligations	269,529	234,724
Convertible notes	10,000	10,000
Other noncurrent liabilities	2,123	2,098

Total liabilities	341,395	310,217

Division equity	244,409	394,454

Total liabilities and division equity	$585,804	$704,671

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Division net loss	$(118,652)	$(35,327)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation and amortization	9,535	13,469
Provision for bad debts	195	78
Equity in net loss of unconsolidated affiliates	—	536
Other	48	(74)
Cumulative effect of change in accounting for goodwill	98,270	—
Increase (decrease) in cash from working capital changes:
Accounts receivable	406	(813)
Inventories	2,834	4,264
Prepaid expenses and other current assets	(44)	(72)
Accounts payable and accrued expenses	(2,211)	(5,039)
Due to Genzyme General	(6,270)	(1,156)

Net cash used in operating activities	(15,889)	(24,134)

Cash Flows from Investing Activities:
Purchase of equity securities	—	(5,000)
Purchases of property, plant and equipment	(852)	(1,646)
Acquisitions, net of acquired cash	—	(25,725)
Other	52	74

Net cash used in investing activities	(800)	(32,297)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Biosurgery Stock	109	329
Proceeds from draw on credit facility	35,000	—
Payments of debt and capital lease obligations	(250)	—
Payment of NeuroCell refund to Genzyme General	(27,063)	—
Bank overdraft	(336)	(530)
Payments of notes receivable from stockholders	136	3,204
Accrued interest on notes receivable from stockholders	(146)	—
Other	2,141	(530)

Net cash provided by financing activities	9,591	2,473

Effect of exchange rate changes on cash	(510)	(2,657)

Decrease in cash and cash equivalents	(7,608)	(56,615)
Cash and cash equivalents at beginning of period	38,623	78,163

Cash and cash equivalents at end of period	$31,015	$21,548

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Notes to Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme Biosurgery for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Biosurgery's combined financial statements included in Exhibit 13.3 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Biosurgery's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Biosurgery included in our 2001 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

2.    New Accounting Pronouncement

        We have included the impact that a recently issued accounting standard will have on our financial statements in Note 2, "New Accounting Pronouncement," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

3.    Acquisitions

        On June 30, 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock not previously acquired. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Accordingly, the results of operations of Focal are included in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery from the date of acquisition.

        The following unaudited pro forma financial summary is presented as if the acquisition of Focal was completed as of January 1, 2001. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities.

  Unaudited Pro Forma Financial Summary:

For the Three Months Ended March 31, 2001
(Amounts in thousands)
Total revenues	$54,297
Division net loss	(40,374)

4.    Inventories (amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$10,960	$13,301
Work-in-process	11,197	11,517
Finished products	18,459	18,727

Total	$40,616	$43,545

5.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by us effective at the beginning of fiscal year 2002.

  Goodwill

        Effective January 1, 2002 in accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill. At January 1, 2002, gross goodwill allocated to Genzyme Biosurgery totaled $238.5 million, including $1.8 million of acquired workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax liabilities.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of Genzyme Biosurgery's Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We are required to complete the transitional impairment test for the $112.7 million of net goodwill related to Genzyme Biosurgery's other reporting units in fiscal year 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in Genzyme Biosurgery's goodwill during the three months ended March 31, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	Impairment	As of March 31, 2002
Goodwill:
Cardiothoracic (1,2)	$113,447	$412	$(113,859)	$-
Orthopaedics (1)	114,760	1,429	—	116,189
Biosurgical Specialties	8,414	—	—	8,414

Total	236,621	1,841	(113,859)	124,603
Accumulated amortization	(27,025)	(459)	15,589	(11,895)

Goodwill, net	$209,596	$1,382	$(98,270)	$112,708

(1)
Adjustments for the Cardiothoracic and Orthopaedics segments represent workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax benefits, resulting from our acquisitions of Focal and Biomatrix as required by the provisions of SFAS No. 142.

(2)
Impairment for the Cardiothoracic segment represents the impairment charge recorded by Genzyme Biosurgery in the three months ended March 31, 2002 in accordance with the transitional provisions of SFAS No. 142, related to the goodwill allocated to its cardiothoracic reporting unit.

  Purchased Intangible Assets

        The following table contains information on purchased intangible assets allocated to Genzyme Biosurgery for the periods presented (amounts in thousands):

	As of March 31, 2002 (Unaudited)			As of December 31, 2001
	Gross Purchased Intangible Assets	Accumulated Amortization	Net Purchased Intangible Assets	Gross Purchased Intangible Assets	Accumulated Amortization	Net Purchased Intangible Assets
Technology	$173,379	$(20,075)	$153,304	$173,379	$(16,123)	$157,256
Patents	79,423	(14,624)	64,799	79,423	(12,769)	66,654
Trademarks	85,228	(10,892)	74,336	85,228	(9,504)	75,724
License fees	385	(60)	325	385	(45)	340
Distribution agreements	13,950	(2,243)	11,707	13,950	(1,807)	12,143
Other	2,197	(938)	1,259	4,626	(1,161)	3,465

Total	$354,562	$(48,832)	$305,730	$356,991	$(41,409)	$315,582

        All of Genzyme Biosurgery's purchased intangible assets are amortized over their estimated useful lives. Total amortization expense for Genzyme Biosurgery's purchased intangible assets was $7.9 million for the three months ended March 31, 2002 and $7.3 million for the three months ended March 31, 2001.

        The estimated future amortization expense for Genzyme Biosurgery's purchased intangible assets as of March 31, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining nine months)	$23,416
2003	31,097
2004	30,838
2005	30,579
2006	30,554
2007	29,878

  Adjusted Net Loss

        The following table presents the impact SFAS No. 142 would have had on Genzyme Biosurgery's amortization of intangibles expense and division net loss had the standard been in effect for the three months ended March 31, 2001 (unaudited, amounts in thousands):

	Three Months Ended March 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$11,321	$(4,067)	$7,254
Division net loss	(35,327)	4,067	(31,260)

6.    NeuroCell Joint Venture Refund

        In February 2002, Genzyme Biosurgery paid $27.1 million to Genzyme General, representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum. The refund arose because Diacrin/Genzyme LLC, our joint venture with Diacrin, Inc., failed to initiate a phase 3 trial of NeuroCell-PD for Parkinson's disease by June 30, 2001.

7.    Revolving Credit Facility

        Genzyme Biosurgery, together with our other operating divisions, has access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million from this facility and allocated the borrowings to Genzyme Biosurgery. At March 31, 2002, $269.0 million remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

8.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information for Genzyme Biosurgery in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme Biosurgery has three reportable segments:

  •
  Cardiothoracic, which includes chest drainage systems, lung sealants, instruments and closures used in coronary artery bypass, valve replacement, lung surgery and other cardiothoracic surgeries;

  •
  Orthopaedics, which includes Synvisc® viscosupplementation product and Carticel® chondrocytes; and

  •
  Biosurgical Specialties, which includes biomaterial products for the general, plastic and cardiovascular surgery markets, including the Sepra™ products and Epicel® skin grafts.

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Cardiothoracic (1)	$16,521	$18,289
Orthopaedics	24,175	20,417
Biosurgical Specialties	12,675	15,446
Other (2)	—	4

Total	$53,371	$54,156

Gross Profit:
Cardiothoracic (1)	$4,763	$7,164
Orthopaedics	15,250	13,529
Biosurgical Specialties	5,770	1,684
Other (2)	—	4

Total	$25,783	$22,381

(1)
In June 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery's Cardiothoracic reporting segment. The results of operations of Focal are included in the results of Genzyme Biosurgery beginning June 30, 2001, the date of acquisition.

(2)
The Other category includes revenue from Genzyme Biosurgery's research and development contracts which we do not allocate to a particular reporting segment of Genzyme Biosurgery.

  Segment Assets

        Except for intangible assets, we do not allocate assets within Genzyme Biosurgery for purposes of reporting segment information. Total assets for Genzyme Biosurgery at March 31, 2002 were $585.8 million.

        In connection with the adoption of SFAS No. 142 on January 1, 2002, Genzyme Biosurgery tested the impairment of the goodwill for its cardiothoracic reporting unit and, as a result, reduced goodwill by recording a cumulative-effect impairment charge of $98.3 million in the three months ended March 31, 2002.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Revenues:
Service revenue	$300	$—
Revenue from research and development contracts	1,469	703
Licensing revenue	653	664
Royalty revenue	—	45

Total revenues	2,422	1,412

Operating costs and expenses:
Cost of services sold	119	—
Cost of revenue from research and development contracts and licensing revenue	1,135	544
Selling, general and administrative	2,069	1,891
Research and development	5,298	5,661

Total operating costs and expenses	8,621	8,096

Operating loss	(6,199)	(6,684)

Other income (expenses):
Interest income	188	423
Interest expense	(20)	(13)

Total other income	168	410

Division net loss	$(6,031)	$(6,274)

Comprehensive income (loss), net of tax:
Division net loss	$(6,031)	$(6,274)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	—
Unrealized losses on securities, net	(92)	—

Other comprehensive loss	(91)	—

Comprehensive loss	$(6,122)	$(6,274)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,856	$41,135
Short-term investments	1,966	—
Accounts receivable, net	64	463
Prepaid expenses and other current assets	599	702

Total current assets	22,485	42,300
Equipment, net	88	119
Long-term investments	10,742	—

Total assets	$33,315	$42,419

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accrued expenses	$1,116	$1,400
Due to Genzyme General	5,892	7,086
Deferred revenue—current portion	4,140	5,007

Total current liabilities	11,148	13,493
Deferred revenue—long term portion	1,473	2,113

Total liabilities	12,621	15,606

Division equity	20,694	26,813

Total liabilities and division equity	$33,315	$42,419

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Division net loss	$(6,031)	$(6,274)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation	31	31
Other	(150)	152
Increase (decrease) in cash from working capital changes:
Accounts receivable	399	(180)
Prepaid expenses and other current assets	103	103
Accrued expenses and deferred revenue	(1,791)	(1,600)
Due to Genzyme General	(1,194)	636

Net cash used in operating activities	(8,633)	(7,132)

Cash Flows from Investing Activities:
Purchases of investments	(12,659)	—
Sales and maturities of investments	11	7,792

Net cash provided by (used in) investing activity	(12,648)	7,792

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Molecular Oncology Stock	2	168

Net cash provided by financing activities	2	168

Increase (decrease) in cash and cash equivalents	(21,279)	828
Cash and cash equivalents at beginning of period	41,135	22,209

Cash and cash equivalents at end of period	$19,856	$23,037

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Note A., "Significant Accounting Policies—Allocation Policy," to Genzyme Molecular Oncology's combined financial statements included in Exhibit 13.4 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 2001 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

2.    New Accounting Pronouncement

        We have included the impact that a recently issued accounting standard will have on our financial statements in Note 2, "New Accounting Pronouncement," to our unaudited, consolidated financial statements, which we incorporate by reference into this note.

3.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by Genzyme Molecular Oncology effective at the beginning of fiscal year 2002. As of January 1, 2002, Genzyme Molecular Oncology had no goodwill or other intangible assets, therefore, adoption of the standard had no effect on Genzyme Molecular Oncology's financial statements for the three months ended March 31, 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in the section of this report on Form 10-Q entitled "Note Regarding Forward-Looking Statements" and in Exhibit 99.2 to our 2001 Form 10-K. You should consider carefully each of these risks and uncertainties in evaluating our financial condition and results of operations. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

INTRODUCTION

        We are a biotechnology company that develops innovative products and services for significant unmet medical needs. We have three operating divisions:

  •
  Genzyme General, which develops and markets:

  •
  therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics;

  •
  diagnostic products, with a focus on in vitro diagnostics; and

  •
  other products and services, such as genetic testing services and pharmaceutical drug materials.

  •
  Genzyme Biosurgery, which develops and markets implantable biotherapeutic products, biomaterials and medical devices to improve or replace surgery, with an emphasis on the orthopaedic and cardiothoracic markets; and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities.

        We have three series of common stock—Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock" and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing dividends and distributions. Under these provisions, our charter:

  •
  factors the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock; and

  •
  requires us to exchange, redeem or distribute a dividend to the holders of Biosurgery Stock or Molecular Oncology Stock if all or substantially all of the assets allocated to those corresponding divisions are sold to a third party. A dividend or redemption payment must equal in value the net after-tax proceeds from the sale. An exchange must be for Genzyme General Stock at a 10% premium to the average market price of the exchanged stock calculated over a ten day period beginning on the first business day following the announcement of the sale.

        To determine earnings per share, we allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with generally accepted accounting principles and as adjusted for tax benefits allocated to or from that division in accordance with our management and accounting policies. Our charter also requires that all of our income and expenses be allocated among our divisions in a reasonable and consistent manner. Our board of directors, however, retains considerable discretion in interpreting and changing the methods of allocating earnings to each series of common stock without shareholder approval. As market or competitive conditions warrant, we may create a new series of tracking stock or change our earnings allocation methodology. However, at the present time, we have no plans to do so. Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, we provide financial statements and management's discussion and analysis for the corporation and each of our divisions to aid investors in evaluating our performance and the performance of each of our divisions.

        While each tracking stock is designed to reflect a division's performance, it is common stock of Genzyme Corporation and not of a division. Our divisions are not separate companies or legal entities, and therefore do not and cannot issue stock. Holders of tracking stock have no specific rights to assets allocated to the corresponding division. We continue to hold title to all of the assets allocated to the corresponding division and are responsible for all of its liabilities, regardless of what we deem for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders are, therefore, subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stockholders in the combined assets of Genzyme.

DISPOSITION

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, consisting of reusable surgical instruments for open and endoscopic surgery, including general, plastic, gynecological and open cardiovascular surgery, for $15.9 million in net cash. The purchaser acquired all of the assets directly associated with Snowden-Pencer products, and is subleasing from us a manufacturing facility that we lease in Tucker, Georgia. The assets sold had a net carrying value of approximately $41.0 million at the time of the sale. We recorded a loss of $25.0 million in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery in connection with this sale. We also recorded a related tax benefit of $4.7 million in our consolidated financial statements.

ACQUISITIONS

        In September 2001, we acquired all of the outstanding capital stock of Novazyme Pharmaceuticals, Inc., a privately-held developer of biotherapies for the treatment of LSDs, for an initial payment of approximately 2.6 million shares of Genzyme General Stock, valued at $110.6 million. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling $87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

        In January 2001, Focal, Inc. exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. In June 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock that we had not previously acquired. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as consideration, valued at approximately $9.5 million. We also assumed all of the outstanding options to purchase Focal common stock and exchanged them for options to purchase Biosurgery Stock on an as-converted basis. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Accordingly, the results of operations of Focal are included in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

        In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc. for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and in the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

        In January 2001, we acquired the outstanding Class A limited partnership interests in Genzyme Development Partners, L.P., which we refer to as GDP, a limited partnership engaged in developing, producing and commercializing Sepra products, for an aggregate of $25.7 million in cash plus royalties on sales of certain Sepra products for ten years. In August 2001, we purchased the remaining outstanding GDP limited partnership interests, consisting of two Class B interests, for an aggregate of $180,000 plus additional royalties on sales of certain Sepra products for ten years. We accounted for the acquisitions as purchases and allocated them to Genzyme Biosurgery. Accordingly, the results of operations of GDP are included in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from January 9, 2001, the date of acquisition of the Class A interests.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.1 to our 2001 Form 10-K. Except for our policy regarding asset impairments, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives. Unlike SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," goodwill impairment tests performed under SFAS No. 142 do not involve an initial test comparing the projected undiscounted cash flows to the carrying amount of goodwill. Instead, SFAS No. 142 requires that goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

        Effective January 1, 2002, we reclassified $4.3 million of acquired workforce intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of our Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We are required to complete the transitional impairment test for the $604.4 million of net goodwill related to our other reporting units in fiscal year 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill. Also, because the goodwill impairment test required by SFAS No. 142 is different than the test we had been required to perform under SFAS No. 121, transitional impairment tests performed under SFAS No. 142 may yield materially different results than previous tests performed under SFAS No. 121.

A.    RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

GENZYME CORPORATION

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue	$266,626	$250,830	6%
Service revenue	26,683	23,760	12%

Total product and service revenue	293,309	274,590	7%
Research and development revenue	4,631	3,671	26%

Total revenues	$297,940	$278,261	7%

Product Revenue

        We derive product revenue from sales by Genzyme General of therapeutic products, including Cerezyme enzyme and Renagel phosphate binder, diagnostic products and other products, and sales by Genzyme Biosurgery of cardiothoracic products, including fluid management (chest drainage) systems, orthopaedic products, including Synvisc viscosupplementation product, and biosurgical specialties products, including Seprafilm™ bioresorbable membrane.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General:
Therapeutics:
Cerezyme/Ceredase® enzymes	$148,066	$139,631	6%
Renagel phosphate binder	29,532	28,595	3%
Other therapeutic products	11,445	6,676	71%

Total Therapeutics	189,043	174,902	8%

Diagnostic Products	19,838	16,424	21%
Other	9,582	10,880	(12)%

Total product revenue—Genzyme General	218,463	202,206	8%

Genzyme Biosurgery:
Cardiothoracic	16,521	18,289	(10)%
Orthopaedics	19,998	16,068	24%
Biosurgical Specialties	11,644	14,267	(18)%

Total product revenue—Genzyme Biosurgery	48,163	48,624	(1)%

Total product revenue	$266,626	$250,830	6%

Genzyme General—Therapeutics

        The increase in Therapeutics product revenue for the three months ended March 31, 2002 as compared to the same period a year ago, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type I Gaucher disease, increased sales of Renagel phosphate binder, which is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis and increased sales in other therapeutic products. Other therapeutic products revenue consists primarily of sales of Thyrogen® hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer, and sales of Fabrazyme® enzyme, a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease.

        The steady growth in sales of Cerezyme enzyme in the three months ended March 31, 2002 was attributable to our continued identification of new Gaucher disease patients worldwide coupled with significant investment in our global sales and marketing infrastructure. Additionally, we continue to market Ceredase enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme enzyme.

        Our results of operations are highly dependent on sales of Cerezyme enzyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Revenue from Cerezyme enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. We are aware of companies that have initiated efforts to develop competitive products. Oxford Glycosciences plc, for example, is developing Vevesca™ (OGT 918), a small molecule drug candidate for the treatment of Type 1 Gaucher disease. OGT 918 has been granted orphan drug status in the United States for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In 2001, Oxford Glycosciences submitted a Marketing Authorisation Application (MAA) to the European Agency for the Evaluation of Medicinal Products (EMEA), as well as a new drug application (NDA) to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. Although orphan drug status for Cerezyme enzyme, which provided us with exclusive marketing rights for Cerezyme enzyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme enzyme until 2010 and the composition of Cerezyme enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

        The following table provides information regarding the change in sales of our Gaucher disease therapies during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Cerezyme/Ceredase enzymes	$148,066	$139,631	6%
% of total product revenue	56%	56%

        Although sales of our Gaucher disease therapies continue to increase, we expect them to decline as a percentage of total product revenue in the future. We expect that sales of Renagel phosphate binder will continue to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  our ability to expand manufacturing capacity;

  •
  our ability to manufacture sufficient quantities to meet demand;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage inventories; and

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage dialysis patients.

        The following table provides information regarding the change in sales of Renagel phosphate binder during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Renagel phosphate binder	$29,532	$28,595	3%
% of total product revenue	11%	11%

        Sales for the three months ended March 31, 2002 reflect the impact of a reduction in domestic wholesaler inventory levels from approximately 12 weeks to approximately 6 weeks, driven by a temporary slowdown in manufacturing productivity at our primary contract manufacturer.

        Other therapeutics revenue for the three months ended March 31, 2002 consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and WelChol™ compound. Revenue for Thyrogen hormone increased 45% to $6.0 million for the three months ended March 31, 2002 as compared to the same period a year ago due primarily to increased market penetration. Additionally, Thyrogen hormone was launched in Europe during the fourth quarter of 2001 as a result of a positive opinion rendered in September 2001 by the Committee for Proprietary Medicinal Products of the EMEA, which was necessary for commercial introduction of the product. Revenue for Fabrazyme enzyme in Europe increased 464% to $4.0 million due primarily to its introduction in several new markets in Europe coupled with our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme. Royalty revenue for WelChol compound increased 81% to $1.4 million due primarily to increased market penetration as a first-line therapy. WelChol is marketed in the U.S. by Sankyo Pharma, Inc. for use alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

Genzyme General—Diagnostic Products

        Diagnostic products revenue increased $3.4 million for the three month period ended March 31, 2002 as compared to the same period a year ago. The increase was primarily attributable to an increase of $3.8 million in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases, which we obtained through our acquisition of Wyntek in June 2001. This was offset by a slight decrease of $0.4 million in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group.

Genzyme General—Other

        The decrease in other product revenue to $9.6 million for the three months ended March 31, 2002 from $10.9 million for the same period a year ago is primarily attributable to a 12% decrease in the sales of pharmaceutical materials such as lipids, synthetic peptides and liquid crystals for drug delivery.

Genzyme Biosurgery—Cardiothoracic

        Cardiothoracic products include fluid management (chest drainage) systems, surgical closures, biomaterials and instruments for conventional and minimally invasive cardiac surgery. The decrease in cardiothoracic product revenue in the three months ended March 31, 2002 as compared to the same period a year ago was due to a $1.2 million, or 22%, decline in revenue due to our withdrawal from certain commodity suture lines in Europe, and a $0.6 million, or 8%, decrease in sales of chest drainage systems resulting from competitive pricing pressures in that market. The decrease was offset, in part, by a $0.1 million, or 4%, increase in sales of minimally invasive cardiac surgery products and a $0.4 million, or 75%, increase in sales of FocalSeal®-L surgical sealant.

Genzyme Biosurgery—Orthopaedics

        Orthopaedics product revenue increased for the three months ended March 31, 2002 as compared to the same period a year ago, due to a $4.0 million, or 25%, increase in sales of Synvisc viscosupplementation product.

Genzyme Biosurgery—Biosurgical Specialties

        The decrease in Biosurgical Specialties product revenue in the three months ended March 31, 2002, as compared to the same period a year ago was due to a $4.3 million decrease in sales of surgical instruments due to the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a $2.0 million, or 31%, increase in sales of the Sepra products.

Service Revenue

        We derive service revenue from four principal sources:

  •
  genetic testing services performed by Genzyme General;

  •
  Genzyme Biosurgery's Carticel chondrocytes for the treatment of cartilage damage;

  •
  Genzyme Biosurgery's Epicel skin grafts for the treatment of severe burns; and

  •
  Genzyme Molecular Oncology's agreement with a pharmaceutical company related to Long-SAGE™, which is an enhancement of the SAGE technology.

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General—Other	$21,175	$18,232	16%
Genzyme Biosurgery:
Orthopaedics	4,177	4,349	(4)%
Biosurgical Specialties	1,031	1,179	(13)%

Total service revenue—Genzyme Biosurgery	5,208	5,528	(6)%

Genzyme Molecular Oncology	300	—	N/A

Total service revenue	$26,683	$23,760	12%

        The increase in service revenue allocated to Genzyme General is primarily attributable to a 16% increase in sales of genetic testing services to $21.2 million for the three months ended March 31, 2002 as compared to the same period a year ago. This increase was primarily attributable to expanded presence in the prenatal market and a broader test menu in oncology.

        The decrease in Orthopaedics service revenue allocated to Genzyme Biosurgery is attributable to a 4% decrease in sales of Carticel chondrocytes services for the three months ended March 31, 2002 as compared to the same period a year ago. The decrease in Biosurgical Specialties service revenue allocated to Genzyme Biosurgery is attributable to a 13% decrease in sales of Epicel skin grafts services for the three months ended March 31, 2002 as compared to the same period a year ago.

        Genzyme Molecular Oncology began recognizing service revenue under an agreement with a pharmaceutical company related to Long-SAGE during the fourth quarter of 2001. This is Genzyme Molecular Oncology's first agreement related to this technology, so no such revenues were recorded for the three months ended March 31, 2001.

Research and Development Revenue

        We derive research and development revenue primarily from:

  •
  research and development services Genzyme General performed on behalf of Genzyme Transgenics; and

  •
  license fees and funded research related to Genzyme Molecular Oncology's programs.

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General:
Therapeutics	$1,796	$1,886	(5)%
Other	713	369	93%

Total research and development revenue—Genzyme General	2,509	2,255	11%
Genzyme Biosurgery—Biosurgical Specialties	—	4	(100)%
Genzyme Molecular Oncology	2,122	1,412	50%

Total research and development revenue	$4,631	$3,671	26%

        Research and development revenue allocated to Genzyme General is related primarily to research and development efforts we conducted on behalf of Genzyme Transgenics and various other therapeutic research initiatives. The increase for the three months ended March 31, 2002 as compared to a year ago was primarily attributable to slight increases in revenue attributable to various other therapeutic research initiatives.

        Research and development revenue allocated to Genzyme Molecular Oncology is derived from the following sources:

  •
  technology access fees received from Purdue Pharma, L.P. and Kirin Brewery Company, Ltd., which are recognized over the course of associated research programs;

  •
  research performed by Genzyme Molecular Oncology on behalf of Purdue and Kirin; and

  •
  revenue associated with the in vitro cancer diagnostic assets that were transferred to Genzyme General in December 2001.

        The increase in research and development revenue allocated to Genzyme Molecular Oncology for the three months ended March 31, 2002 is the result of the initiation of the collaboration agreement with Kirin in November 2001 and a planned increase in the amount of research performed on behalf of Purdue, offset in part by a reduction in revenues associated with the cancer diagnostic assets. As a result of the transfer of these assets to Genzyme General, Genzyme Molecular Oncology will no longer be allocated revenue arising from the licensing of rights to these assets.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. Most of our international revenue is attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
International product and service revenue	$115,324	$108,904	6%
% of total product and service revenue	39%	40%

        International sales of Cerezyme enzyme were $77.8 million for both the three months ended March 31, 2002 and 2001. A 3% increase in international unit sales of Cerezyme enzyme in the three months ended March 31, 2002 as compared to the same period in 2001 was partially offset by an approximate 4% decline in the average exchange rate of the Euro.

        International sales of Renagel phosphate binder increased 141% to $8.4 million for the three months ended March 31, 2002 as compared to $3.5 million for the same period a year ago. The increase is attributable to:

  •
  the on-going launch of Renagel phosphate binder tablets in Europe; and

  •
  the expansion of the European Renagel phosphate binder sales forces.

MARGINS

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin:
Genzyme General	$170,864	$154,312	11%
Genzyme Biosurgery	23,608	19,986	18%

Total product margin	$194,472	$174,298	12%

Service margin:
Genzyme General	$9,309	$7,948	17%
Genzyme Biosurgery	2,175	2,391	(9)%
Genzyme Molecular Oncology	181	—	N/A

Total service margin	$11,665	$10,339	13%

Total gross margin:
Genzyme General	$180,173	$162,260	11%
Genzyme Biosurgery	25,783	22,377	15%
Genzyme Molecular Oncology	181	—	N/A

Total gross margin	$206,137	$184,637	12%

        We provide a broad range of healthcare products and services. As a result, our gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than from sales of surgical or diagnostic products.

Product Margin

        Our total product margin increased 12% for the three months ended March 31, 2002 as compared to the same period a year ago, due primarily to a 6% increase in total product revenue coupled with a 6% decrease in the total cost of products sold.

        Product margin for products allocated to Genzyme General increased 11% for the three month period ended March 31, 2002 as compared to the same period a year ago, due primarily to an 8% increase in product revenue coupled with a slight decrease in the cost of products sold. The increase in product revenue was driven primarily by increased sales of Cerezyme enzyme, Renagel phosphate binder, Thyrogen hormone, Fabrazyme enzyme, and point of care rapid diagnostic tests for pregnancy and infectious diseases. The decrease in the cost of products sold was attributable to greater manufacturing efficiencies achieved across a number of product areas despite a charge of $2.8 million for the planned closure of a diagnostic products manufacturing facility in San Carlos, CA. We expect that in the future our product margin as a percentage of product revenue will trend slightly lower, primarily due to the lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of diagnostic products and services continue to increase.

        For products allocated to Genzyme Biosurgery, the 18% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended March 31, 2002 as compared to the same period a year ago was primarily attributable to a slight decrease in revenue offset favorably by a 14% decrease in the cost of products sold. The decrease in the cost of products sold was primarily related to our December 18, 2000 acquisition of Biomatrix, Inc. As part of the acquisition, which was allocated to Genzyme Biosurgery, we adjusted the acquired inventory to fair value, resulting in an increase of $11.3 million. This amount was fully amortized to cost of products sold as the acquired inventory was sold in 2001. For the three months ended March 31, 2001, $6.0 million of the initial $11.3 million was charged to cost of products sold. Excluding this adjustment, Genzyme Biosurgery's product margin for the three months ended March 31, 2001 would have been 53%.

        Excluding the adjustment described above, product margin for products allocated to Genzyme Biosurgery decreased 4% in the three months ended March 31, 2002 when compared to the same period in 2001, primarily as a result of an increase in standard costs for the minimally invasive cardiac surgery products due to product enhancements. Additionally, pricing pressures resulted in a decrease in the minimally invasive cardiac surgery products margin. This decrease was partially offset by an increase in sales of the higher margin Synvisc viscosupplementation product.

Service Margin

        Our total service margin was 44% for the three months ended March 31, 2002 consistent with the same period of 2001 due primarily to a 12% increase in total cost of services sold which was offset by a 12% increase in total service revenue.

        Service margin for services allocated to Genzyme General increased 17% for the three months ended March 31, 2002 as compared to the same period a year ago due primarily to increased sales of genetic testing services attributable to our expanded presence in the prenatal market and a broader test menu in oncology.

        Service margin for services allocated to Genzyme Biosurgery decreased 9% for the three months ended March 31, 2002 compared to the same period a year ago due primarily to decreased shipments of both Epicel skin grafts and Carticel chondrocytes during the three months ended March 31, 2002.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 13% for the three month period ended March 31, 2002 as compared to the same period a year ago as a result of:

  •
  increased staffing to support the growth in several of the product lines allocated to Genzyme General;

  •
  increased expenditures to support the increased sales of Cerezyme enzyme, the growth in sales of Renagel phosphate binder and Thyrogen hormone, and the continued launch of Fabrazyme enzyme in Europe; and

  •
  the addition of expenses resulting from our acquisitions of Novazyme, Focal and Wyntek; which were partially offset by decreased expenses related to the sale of the former Snowden-Pencer line of surgical instruments and to efforts within Genzyme Bisourgery to streamline and consolidate selling efforts.

Research and Development Expenses

        Research and development expenses increased 44% for the three month period ended March 31, 2002 as compared to the same period a year ago as a result of:

  •
  the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  increased spending on our orthopaedics development programs, primarily Synvisc viscosupplementation product;

  •
  charges related to our Pompe development programs as described below;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek;

  •
  the addition of spending on the cardiothoracic development programs, particularly FocalSeal-L surgical sealant;

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis and anti-obesity programs; and

  •
  increased spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease.

        During the first quarter of 2002, to accelerate the progression to regulatory approval, we concluded a comparison of all of our enzyme programs for the treatment of Pompe disease. The enzyme programs included:

  •
  the internally produced CHO enzyme program that began in 1999;

  •
  the CHO enzyme licensed from Synpac (North Carolina), Inc. in 2000; and

  •
  the enzyme obtained in the Novazyme acquisition in 2001.

        The analysis indicated that our internally developed CHO product offers the clearest and most efficient pathway to commercialization based on both clinical and manufacturing considerations. As a result of this analysis we:

  •
  have cancelled our manufacturing contract for the clinical development of the CHO therapy licensed from Synpac while recording a charge of $8.8 million to research and development for the three months ended March 31, 2002 to reflect bulk product purchases and contract cancellation charges;

  •
  will continue to supply the CHO therapy licensed from Synpac to patients participating in the extensions of clinical trials, as we have with patients receiving the transgenic enzyme developed in a joint venture with Pharming Group, N.V., until they can be transitioned to a CHO-cell product; and

  •
  will proceed with the pre-clinical development of NZ-1001, which we acquired through our acquisition of Novazyme, as a potential next-generation therapy for Pompe disease and utilize Novazyme's engineering technologies to develop improved second-generation versions of our marketed products and optimal products for the treatment of other LSDs.

        In connection with our acquisition of Novazyme in September 2001, we converted options, warrants and rights to purchase shares of Novazyme common stock into options, warrants and rights to purchase shares of Genzyme General Stock. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," at the date of acquisition we allocated the $2.6 million intrinsic value of the portion of the unvested options related to the future service period to deferred compensation. We are amortizing this amount to operating expense over the remaining vesting period of 22 months from the date of acquisition. We are allocating the expense to the appropriate expense categories of our consolidated statements of operations, and in Genzyme General's combined statement of operations based on the functional responsibility of each option holder. For the three months ended March 31, 2002, we recorded $0.4 million of compensation expense related to the options, of which $0.2 million was charged to selling, general and administrative expenses and $0.2 million was charged to research and development expenses.

        Research and development expenses for the three months ended March 31, 2002 includes a charge of $2.0 million representing the restructuring of our facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense decreased 39% to $17.6 million for the three months ended March 31, 2002 as compared to the same period in 2001 due to our adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill as of January 1, 2002. Had SFAS 142 been in effect on January 1, 2001, our amortization of intangibles expense would have been as follows:

	Three Months Ended March 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
	(Unaudited, amounts in thousands)
Amortization of intangibles	$28,991	$(12,976)	$16,015

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. We recorded this amount as a charge to expense in our consolidated statements of operations and in Genzyme General's combined statement of operations for the quarter ended September 30, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of March 31, 2002, we estimate that it will take approximately three years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

Wyntek

        In June 2001, in connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. We recorded this amount as a charge to expense in our consolidated statements of operations and in Genzyme General's combined statement of operations for the quarter ended June 30, 2001.

        Wyntek currently is developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The intended use of the device is to read reaction strips at the patient's bedside or in an emergency room setting. We expect to complete the regulatory review process, file an application for marketing approval and begin selling the product during 2002.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations and in Genzyme General's combined statement of operations for the year ended December 31, 2000. As of March 31, 2002, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status		Value at Acquisition Date	Estimated Cost to Complete at March 31, 2002	Year of Expected Product Launch
				(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	• • •	Clinical studies scheduled for completion in 2002, 2003 and 2004 Phase 4 trials ongoing in the U.S. Phase 3 trials ongoing in Japan	$19.7	$8.2	(1)
GT160-246	C. difficile colitis	•	Phase 2 trial ongoing	37.4	33.7	2006
GT56-252 Oral Iron Chelator	Iron overload disease	• •	Filed an IND in Q4 2001 Approval to commence Phase 1 trials in Europe obtained 2001	15.7	25.3	2007
GT316-235 Fat absorption inhibitor	Anti-Obesity	•	Expected to file an IND in late 2002	17.8	39.0	2010
Polymer	Oral Mucositis	•	IND expected to be filed in the first quarter of 2003	17.8	29.5	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$135.7

(1)
Year of launch not estimable due to early stage of program.

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations and in Genzyme Biosurgery's combined statements of operations for the year ended December 31, 2000. As of March 31, 2002, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status at March 31, 2002		Value at Acquisition Date	Estimated Cost to Complete at March 31, 2002	Year of Expected Product Launch
				(in millions)
Visco-supplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• •	Preclinical for knee indications Presubmission in Europe for hip indications	$33.8	(1)	2002 to 2006
Visco-augmentation and Visco-separation	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •	Preclinical—gynecological and pelvic indications Phase 2—spine indications Phase 3—abdominal indications	48.3	(1)	2003 to 2006

				$82.1

(1)
Costs to complete are not estimable due to the early stage of these programs

        Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once developed each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(4,094)	$(9,015)	(55)%
Loss on affiliate sale of stock	(119)	—	N/A
Gain on investment in equity securities	166	—	N/A
Minority interest in net loss of subsidiary	—	1,274	(100)%
Other	(745)	(3,710)	(80)%
Investment income	13,437	10,148	32%
Interest expense	(6,806)	(11,370)	(40)%

Total other income (expenses)	$1,839	$(12,673)	(115%)

Equity in Net Loss of Unconsolidated Affiliates

        As of March 31, 2002, we owned approximately 26% of the outstanding common stock of Genzyme Transgenics and recorded our portion of its results in equity in net loss of unconsolidated affiliates.

        We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

Joint Venture	Partner	Effective Date	Product/Indication	Genzyme Division
BioMarin/ Genzyme LLC	BioMarin Pharmaceutical Inc.	September 1998	Aldurazyme™ enzyme for the treatment of mucopolysaccharidosis-I	Genzyme General
Pharming/ Genzyme LLC(1)	Pharming Group, N.V.(2)	October 1998	Human alpha-glucosidase for the treatment of Pompe disease (transgenic product)	Genzyme General
Genzyme/Pharming Alliance LLC(3)	Pharming Group, N.V.(2)	June 2000	Human alpha-glucosidase for the treatment of Pompe disease (produced using CHO cells)	Genzyme General
Diacrin/ Genzyme LLC	Diacrin, Inc.	October 1996	Products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases	Genzyme Biosurgery (until May 1999); Genzyme General (after May 1999)

(1)
Beginning in August 2001, we became responsible for funding all of the operations of Pharming/Genzyme LLC, which in turn is legally obligated to supply transgenic human alpha-glucosidase enzyme until the patients currently enrolled in the clinical trial of this product can be transitioned to a CHO-cell product.

(2)
Since August 2001, Pharming Group N.V. has been operating under court-supervised receivership.

(3)
In August 2001, we terminated our strategic alliance with Pharming Group N.V. and certain of its subsidiaries for the development of a CHO-cell product for Pompe disease and assumed full operational and financial responsibility for the development of the CHO-cell product.

        Our equity in net loss of unconsolidated affiliates decreased $4.9 million for the three months ended March 31, 2002 as compared to the same period a year ago primarily as the result of the August 2001 termination of our strategic alliance with Pharming Group, N.V. for the development of a CHO-cell derived product for the treatment of Pompe disease. In addition, in August 2001, we became responsible for funding the costs to produce transgenic alpha-glucosidase and related clinical trial costs for Pharming/Genzyme LLC until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product. Our share of losses for both joint ventures for the three months ended March 31, 2001 was $2.5 million.

        The decrease in the three months ended March 31, 2002 as compared to the same period a year ago was also attributable to decreased losses from our joint ventures with BioMarin and Diacrin, which were offset in part by a slight increase in losses in our equity position in Genzyme Transgenics.

        On June 30, 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock that we did not already hold and began consolidating the operations of Focal. Prior to this transaction we recorded in equity in net loss of unconsolidated affiliates our portion of the results of Focal, which were $0.5 million during the three months ended March 31, 2001.

Minority Interest in Net Loss of Subsidiary

        As a result of our combined direct (until July 2001) and indirect interest in ATIII LLC, our joint venture with Genzyme Transgenics, we consolidated the results of ATIII LLC, recording Genzyme Transgenics' portion of the losses of that joint venture as minority interest. In July 2001, we transferred our 50% ownership interest in ATIII LLC to Genzyme Transgenics and stopped recording minority interest.

Investment Income

        Our investment income increased 32% for the three months ended March 31, 2002 due primarily to higher average cash balances. The higher cash balances resulted primarily from our May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General.

Interest Expense

        Our interest expense decreased 40% for the three months ended March 31, 2002 as compared to the same period a year ago due primarily to the May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021, and to the June 2001 redemption of our $250.0 million in principal of 5 1/4% convertible subordinated notes due 2005. Also in May 2001, we used a portion of the $562.1 million in proceeds from the private placement of the 3% convertible subordinated debentures due May 2021 to repay the $150.0 million we had drawn under our revolving credit facility in December 2000.

Tax (Provision) Benefit

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
(Provision for) benefit from income taxes	$(3,138)	$670	(568)%
Effective tax rate	32%	42%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Our effective tax rate for the three months ended March 31, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. We stopped recording non-deductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal 2002.

Cumulative Effects of Changes in Accounting for Goodwill and Derivative Financial Instruments

        On January 1, 2002, we adopted SFAS No. 142 which requires that ratable amortization of goodwill be replaced with periodic impairment testing of goodwill. Accordingly, we ceased amortizing goodwill effective January 1, 2002.

        In accordance with the transitional provisions of SFAS No. 142, we tested the impairment of the goodwill for our cardiothoracic reporting unit and recorded an impairment charge of $98.3 million in our consolidated statement of operations and in the combined statement of operations of Genzyme Biosurgery for the three months ended March 31, 2002, which we recorded as the cumulative effect of a change in accounting for goodwill.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value will be reflected in income, unless the derivative is part of a qualified hedging relationship.

        In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative-effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations and the combined statements of operations of Genzyme General for the three months ended March 31, 2001 to recognize the fair value of our warrants to purchase shares of Genzyme Transgenics common stock held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts were not significant. For the three months ended March 31, 2002, we recorded a charge of $1.2 million in other expense in our consolidated statement of operations and in the combined statement of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of Genzyme Transgenics common stock from January 1, 2002 to March 31, 2002 as compared to $3.6 million for the same period a year ago. We also recorded a charge of $0.6 million ($0.9 million pre-tax) in stockholders' equity to reflect the change in value of our interest rate swaps during the three month period ended March 31, 2002 as compared to $0.5 million ($0.8 million pre-tax), for the same period a year ago.

GENZYME GENERAL
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme General's financial statements.

ACQUISITIONS

        In September 2001, we acquired all of the outstanding capital stock of Novazyme, a privately-held developer of biotherapies for the treatment of LSDs, for an initial payment of approximately 2.6 million shares of Genzyme General Stock valued at $110.6 million. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling $87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

        In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek for $65.0 million in cash. Wyntek is a provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and in the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

CRITICAL ACCOUNTING POLICIES

        The critical accounting policies for Genzyme General are set forth under the heading "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.2 to our 2001 Form 10-K. Except for Genzyme General's policy regarding asset impairments, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        Effective January 1, 2002, Genzyme General adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives. Unlike SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," goodwill impairment tests performed under SFAS No. 142 do not involve an initial test comparing the projected undiscounted cash flows to the carrying amount of goodwill. Instead, SFAS No. 142 requires that goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

        Effective January 1, 2002, Genzyme General reclassified $2.4 million of workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        We are required to complete transitional impairment tests for the $491.7 million of net goodwill related to Genzyme General's reporting units in fiscal 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill. Also, because the goodwill impairment test required by SFAS No. 142 is different than the test we had been required to perform under SFAS No. 121, transitional impairment tests performed under SFAS No. 142 may yield materially different results than previous tests performed under SFAS No. 121.

REVENUES

        The components of Genzyme General's total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue	$218,463	$202,206	8%
Service revenue	21,175	18,232	16%

Total product and service revenue	239,638	220,438	9%
Research and development revenue	2,509	2,255	11%

Total revenues	$242,147	$222,693	9%

Product and Service Revenue

        The following table sets forth Genzyme General's product and service revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue:
Therapeutics:
Cerezyme/Ceredase enzymes	$148,066	$139,631	6%
Renagel phosphate binder	29,532	28,595	3%
Other therapeutic products	11,445	6,676	71%

Total Therapeutics	189,043	174,902	8%

Diagnostic Products	19,838	16,424	21%
Other	9,582	10,880	(12)%

Total product revenue	218,463	202,206	8%

Service revenue:
Other	21,175	18,232	16%

Total product and service revenue	$239,638	$220,438	9%

Therapeutics

        Genzyme General's increase in Therapeutics product revenue for the three months ended March 31, 2002 as compared to the same period a year ago, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type I Gaucher disease, increased sales of Renagel phosphate binder, which is used to reduce serum phosphorus levels in patients with end-stage renal disease on dialysis, and increased sales in other therapeutic products. Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer and sales of Fabrazyme enzyme, a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease.

        The steady growth in sales of Cerezyme enzyme in the three months ended March 31, 2002 was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide, coupled with significant investment in our global sales and marketing infrastructure. Additionally, Genzyme General continues to market Ceredase enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients to a treatment regimen using Cerezyme enzyme.

        Genzyme General's results of operations are highly dependent on sales of Cerezyme enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Genzyme General is aware of companies that have initiated efforts to develop competitive products. Oxford Glycosciences plc, for example, is developing Vevesca (OGT 918), a small molecule drug candidate for the treatment of Type 1 Gaucher disease. OGT 918 has been granted orphan drug status in the United States for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In 2001, Oxford Glycosciences submitted an MAA to the EMEA, as well as an NDA to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. Although orphan drug status for Cerezyme enzyme, which provided us with exclusive marketing rights for Cerezyme enzyme in the United States, expired in

May 2001, we continue to have patents protecting our method of manufacturing Cerezyme enzyme until 2010 and the composition of Cerezyme enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

        The following table provides information regarding the change in sales of Genzyme General's Gaucher disease therapies during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Cerezyme/Ceredase enzymes	$148,066	$139,631	6%
% of total product revenue	68%	69%

        Although sales of Genzyme General's Gaucher disease therapies continue to increase, we expect them to decline as a percentage of total product revenue in the future. Genzyme General expects sales of Renagel phosphate binder will continue to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  our ability to expand manufacturing capacity;

  •
  our ability to manufacture sufficient quantities to meet demand;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage inventories; and

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage dialysis patients.

        The following table provides information regarding the change in sales of Renagel phosphate binder during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Renagel phosphate binder	$29,532	$28,595	3%
% of total product revenue	14%	14%

        Sales for the three months ended March 31, 2002, reflect the impact of a reduction in domestic wholesaler inventory levels from approximately 12 weeks to approximately 6 weeks, driven by a temporary slowdown in manufacturing productivity at our primary contract manufacturer.

        Other therapeutics revenue for the three months ended March 31, 2002 consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and WelChol compound. Revenue for Thyrogen hormone increased 45% to $6.0 million for the three months ended March 31, 2002 as compared to the same period a year ago due primarily to increased market penetration. Additionally, Thyrogen hormone was launched in Europe during the fourth quarter of 2001 as a result of a positive opinion rendered in September 2001 by the Committee for Proprietary Medicinal Products of the EMEA, which was necessary for commercial introduction of the product. Revenue for Fabrazyme enzyme in Europe increased 464% to $4.0 million due primarily to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme.

Royalty revenue for WelChol compound increased 81% to $1.4 million due primarily to increased market penetration as a first-line therapy. WelChol compound is marketed in the U.S. by Sankyo Pharma, Inc. for use alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

Diagnostic Products

        Diagnostic products revenue increased $3.4 million for the three month period ended March 31, 2002 as compared to the same period a year ago. The increase was primarily attributable to an increase of $3.8 million in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases, which we obtained through our acquisition of Wyntek in June 2001. This was offset by a slight decrease of $0.4 million in the combined sales of infectious disease testing products; HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group.

Other Product and Service Revenue

        The decrease in other product revenue is primarily attributable to a 12% decrease in the sales of pharmaceutical materials such as lipids, synthetic peptides and liquid crystals for drug delivery to $9.6 million for the three months ended March 31, 2002 as compared to the same period a year ago. The increase in other service revenue is primarily attributable to an increase of 16% in sales of genetic testing services to $21.2 million for the three months ended March 31, 2002 as compared to the same period a year ago. This increase was primarily attributable to expanded presence in the prenatal market and a broader test menu in oncology.

Research and Development Revenue

        Research and development revenue consists primarily of research and development revenue recognized by Genzyme General in connection with research and development services Genzyme General performed on behalf of Genzyme Transgenics and various other therapeutic research initiatives. The increase for the three months ended March 31, 2002 as compared to a year ago was primarily attributable to slight increases in revenue attributable to various other therapeutic research initiatives.

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Research and development revenue:
Therapeutics	$1,796	$1,886	(5)%
Other	713	369	93%

Total research and development revenue	$2,509	$2,255	11%

International Product and Service Revenue

        A substantial portion of Genzyme General's revenue was generated outside of the United States. Most of the international revenue was attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
International product and service revenue	$103,514	$97,118	7%
% of total product and service revenue	43%	44%

        International sales of Cerezyme enzyme were $77.8 million for both the three months ended March 31, 2002 and 2001. A 3% increase in international unit sales of Cerezyme enzyme in the three months ended March 31, 2002 as compared to the same period in 2001 was partially offset by an approximate 4% decline in the average exchange rate of the Euro.

        International sales of Renagel phosphate binder increased 141% to $8.4 million for the three months ended March 31, 2002 as compared to $3.5 million for the same period a year ago. The increase is attributable to:

  •
  the on-going launch of Renagel phosphate binder tablets in Europe; and

  •
  the expansion of the European Renagel phosphate binder sales forces.

MARGINS

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin	$170,864	$154,312	11%
% of product revenue	78%	76%
Service margin	$9,309	$7,948	17%
% of service revenue	44%	44%
Total gross margin	$180,173	$162,260	11%
% of total product and service revenue	75%	74%

        Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than from sales of diagnostic products.

Product Margin

        The 11% increase in product margin and the increase in product margin as a percentage of product revenue for the three month period ended March 31, 2002 as compared to the same period a year ago was primarily attributable to an 8% increase in product revenue coupled with a slight decrease in the cost of products sold. The increase in product revenue was driven primarily by increased sales of Cerezyme enzyme, Renagel phosphate binder, Thyrogen hormone, Fabrazyme enzyme and point of care rapid diagnostic tests for pregnancy and infectious diseases. The decrease in cost of products sold was attributable to greater manufacturing efficiencies achieved across a number of product areas despite a charge of $2.8 million for the planned closure of a diagnostic products manufacturing facility in San Carlos, CA. We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to the lower margins normally attributable to

Renagel phosphate binder and a product mix shift as sales of diagnostic products and services continue to increase.

Service Margin

        Service margin increased 17% for the three month period ended March 31, 2002 as compared to the same period a year ago due primarily to increased sales of genetic testing services attributable to our expanded presence in the prenatal market and a broader test menu in oncology.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 31% for the three month period ended March 31, 2002 as compared to same period a year ago as a result of:

  •
  increased staffing to support the growth in several of Genzyme General's product lines;

  •
  increased expenditures to support the increased sales of Cerezyme enzyme, the growth in sales of Renagel phosphate binder and Thyrogen hormone, and the continued launch of Fabrazyme enzyme in Europe; and

  •
  the addition of expenses resulting from our acquisitions of Novazyme and Wyntek.

Research and Development Expenses

        Research and development expenses increased 59% for the three month period ended March 31, 2002 as compared to the same period a year ago as a result of:

  •
  the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  charges related to our Pompe development program as described below;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek;

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis and anti-obesity programs; and

  •
  increased spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease.

        During the first quarter of 2002, to accelerate the progression to regulatory approval, we concluded a comparison of all of our enzyme programs for the treatment of Pompe disease. The enzyme programs included:

  •
  the internally produced CHO enzyme program that began in 1999;

  •
  the CHO enzyme licensed from Synpac (North Carolina), Inc in 2000; and

  •
  the enzyme obtained in the Novazyme acquisition in 2001.

        The analysis indicated that our internally developed CHO product offers the clearest and most efficient pathway to commercialization based on both clinical and manufacturing considerations. As a result of this analysis we:

  •
  have cancelled our manufacturing contract for the clinical development of the CHO therapy licensed from Synpac while recording a charge of $8.8 million to research and development for the three months ended March 31, 2002 to reflect bulk product purchases and contract cancellation charges;

  •
  will continue to supply the CHO therapy licensed from Synpac to patients participating in the extensions of clinical trials, as we have with patients receiving the transgenic enzyme developed in a joint venture with Pharming Group, N.V., until they can be transitioned to a CHO-cell product; and

  •
  will proceed with the pre-clinical development of NZ-1001, which we obtained through the acquisition of Novazyme, as a potential next-generation therapy for Pompe disease and utilize Novazyme's engineering technologies to develop improved second-generation versions of our marketed products and optimal products for the treatment of other LSDs.

        In connection with our acquisition of Novazyme in September 2001, we converted options, warrants and rights to purchase shares of Novazyme common stock into options, warrants and rights to purchase shares of Genzyme General Stock. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," at the date of acquisition we allocated the $2.6 million intrinsic value of the portion of the unvested options related to the future service period to deferred compensation. We are amortizing this amount to operating expense over the remaining vesting period of 22 months from the date of acquisition. We are allocating the expense to the appropriate expense categories of our consolidated statements of operations and in the combined statements of operations of Genzyme General based on the functional responsibility of each option holder. For the three months ended March 31, 2002, we recorded $0.4 million of compensation expense related to the options, of which $0.2 million was charged to selling, general and administrative expenses and $0.2 million was charged to research and development expenses.

        Research and development expenses for the three months ended March 31, 2002 include a charge of $2.0 million representing the restructuring of Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense decreased 45% to $9.7 million for the three months ended March 31, 2002 as compared to the same period in 2001 due Genzyme General's adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect on January 1, 2001, Genzyme General's amortization of intangibles expense would have been as follows:

	Three Months Ended March 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
	(Unaudited, amounts in thousands)
Amortization of intangibles	$17,670	$(8,909)	$8,761

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. Genzyme General recorded this amount as a charge to expense in its combined statement of operations for the quarter ended September 30, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of March 31, 2002, we estimate that it will take approximately three years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

Wyntek

        In June 2001, in connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Genzyme General recorded this amount as a charge to expense in its combined statement of operations for the quarter ended June 30, 2001.

        Wyntek currently is developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The intended use of the device is to read reaction strips at the patient's bedside or in an emergency room setting. We expect to complete the regulatory review process, file an application for marketing approval and begin selling the product during 2002.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which Genzyme General recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of March 31, 2002, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when our management believes Genzyme General may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status		Value at Acquisition Date	Estimated Cost to Complete at March 31, 2002	Year of Expected Product Launch
				(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	• • •	Clinical studies scheduled for completion in 2002, 2003 and 2004 Phase 4 trials ongoing in the U.S. Phase 3 trials ongoing in Japan	$19.7	$8.2	(1)
GT160-246	C. difficile colitis	•	Phase 2 trial ongoing	37.4	33.7	2006
GT56-252 Oral Iron Chelator	Iron overload disease	• •	Filed an IND in Q4 2001 Approval to commence Phase 1 trials in Europe obtained 2001	15.7	25.3	2007
GT316-235 Fat absorption inhibitor	Anti-Obesity	•	Expected to file an IND in late 2002	17.8	39.0	2010
Polymer	Oral Mucositis	•	IND expected to be filed in the first quarter of 2003	17.8	29.5	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$135.7

(1)
Year of launch not estimable due to early stage of program.

        Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once developed each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(4,094)	$(8,479)	(52)%
Loss on affiliate sale of stock	(119)	—	N/A
Gain on investment in equity securities	166	—	N/A
Minority interest in net loss of subsidiary	—	1,274	(100)%
Other	(778)	(3,717)	(79)%
Investment income	12,952	9,213	41%
Interest expense	(4,541)	(6,398)	(29)%

Total other income (expenses)	$3,586	$(8,107)	(144)%

Equity in Net Loss of Unconsolidated Affiliates

        As of March 31, 2002, we owned approximately 26% of the outstanding common stock of Genzyme Transgenics and recorded our portion of its results in equity in net loss of unconsolidated affiliates.

        Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Pharming and Diacrin.

        Genzyme General's equity in net loss of unconsolidated affiliates decreased $4.4 million for the three months ended March 31, 2002 as compared to the same period a year ago primarily as the result of the August 2001 termination of our strategic alliance with Pharming for the development of a CHO-cell derived product for the treatment of Pompe disease. In addition, in August 2001, we became responsible for funding the costs to produce transgenic alpha-glucosidase and related clinical trial costs for Pharming/Genzyme LLC until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product. Genzyme General's share of losses for both joint ventures for the three months ended March 31, 2001 was $2.5 million.

        The decrease in the three months ended March 31, 2002 as compared to the same period a year ago was also attributable to decreased losses from our joint ventures with BioMarin and Diacrin, which were offset in part by a slight increase in losses in our equity position in Genzyme Transgenics.

Minority Interest in Net Loss of Subsidiary

        As a result of our combined direct (until July 2001) and indirect interest in ATIII LLC, Genzyme General had consolidated the results of ATIII LLC recording Genzyme Transgenics' portion of the losses of that joint venture as minority interest. In July 2001, we transferred our 50% ownership interest in ATIII LLC to Genzyme Transgenics and stopped recording minority interest.

Investment Income

        Genzyme General's investment income increased 41% for the three months ended March 31, 2002 as compared to the same period a year ago due primarily to higher average cash balances. The higher cash balances resulted primarily from our May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General.

Interest Expense

        Genzyme General's interest expense decreased 29% for the three months ended March 31, 2002 as compared to the same period a year ago due primarily to the May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021, and due to the June 2001 redemption of our $250.0 million in principal of 5 1/4% convertible subordinated notes due 2005. Also in May 2001, Genzyme General used a portion of the $562.1 million in proceeds from the private placement of the 3% convertible subordinated debentures due May 2021 to repay the $150.0 million we had drawn under our revolving credit facility in December 2000.

Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Provision for income taxes	$(12,015)	$(14,876)	(19)%
Effective tax rate	33%	37%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Genzyme General's effective tax rate for the three months ended March 31, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. Genzyme General stopped recording non-deductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal 2002.

Cumulative Effect of Change in Accounting for Derivative Financial Instruments

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in Genzyme General's combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value will be reflected in income, unless the derivative is part of a qualified hedging relationship.

        In accordance with the transition provisions of SFAS No. 133, Genzyme General recorded a cumulative-effect adjustment of $4.2 million, net of tax, in its unaudited, combined statements of operations for the three months ended March 31, 2001 to recognize the fair value of our warrants to purchase shares of Genzyme Transgenics common stock held on January 1, 2001. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended March 31, 2002, Genzyme General recorded a charge of $1.2 million in other expense to reflect the change in value of our warrants to purchase shares of Genzyme Transgenics common stock from January 1, 2002 to March 31, 2002 as compared to $3.6 million for the same period a year ago. Genzyme General also recorded a charge of $0.6 million, ($0.9 million pre-tax), in division equity to reflect the change in value of our interest rate swaps during the three month period ended March 31, 2002 as compared to $0.5 million, ($0.8 million pre-tax), for the same period a year ago.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme Biosurgery's financial statements.

DISPOSITION

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, consisting of reusable surgical instruments for open and endoscopic surgery, including general, plastic, gynecological and open cardiovascular surgery, for $15.9 million in net cash. The purchaser acquired all of the assets directly associated with the Snowden-Pencer products, and is subleasing from us a manufacturing facility that we lease in Tucker, Georgia. The assets sold had a net carrying value of approximately $41.0 million at the time of the sale. We recorded a loss of $25.0 million in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery in connection with this sale.

ACQUISITIONS

        In January 2001, Focal exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. In June 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock that we had not previously acquired. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as consideration, valued at approximately $9.5 million. We also assumed all of the outstanding options to purchase Focal common stock and exchanged them for options to purchase Biosurgery Stock on an as-converted basis. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Accordingly, the results of operations of Focal are included in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

        In January 2001, we acquired the outstanding Class A limited partnership interests in GDP, a limited partnership engaged in developing, producing and commercializing Sepra products, for an aggregate of $25.7 million in cash plus royalties on sales of certain Sepra products for ten years. In August 2001, we purchased the remaining outstanding GDP limited partnership interests, consisting of two Class B interests, for an aggregate of $180,000 plus additional royalties on sales of certain Sepra products for ten years. We accounted for the acquisitions as purchases and allocated them to Genzyme Biosurgery. Accordingly, the results of operations of GDP are included in our consolidated financial statements and the combined financial statements of Genzyme Biosurgery from January 9, 2001, the date of acquisition of the Class A interests.

CRITICAL ACCOUNTING POLICIES

        The critical accounting policies for Genzyme Biosurgery are set forth under the heading "Management's Discussion and Analysis of Genzyme Biosurgery's Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.3 to our 2001 Form 10-K. Except for Genzyme Biosurgery's policy regarding asset impairments, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        Effective January 1, 2002, Genzyme Biosurgery adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives. Unlike SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," goodwill impairment tests performed under SFAS No. 142 do not involve an initial test comparing the projected undiscounted cash flows to the carrying amount of goodwill. Instead, SFAS No. 142 requires that goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

        Effective January 1, 2002, we reclassified $1.8 million of acquired workforce intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of our Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We are required to complete the transitional impairment test for the $112.7 million of net goodwill related to Genzyme Biosurgery's other reporting units in fiscal year 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill. Also, because the goodwill impairment test required by SFAS No. 142 is different than the test we had been required to perform under SFAS No. 121, transitional impairment tests performed under SFAS No. 142 may yield materially different results than previous tests performed under SFAS No. 121.

REVENUES

        The components of Genzyme Biosurgery's total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/(Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands except percentage data)
Product revenue:
Cardiothoracic	$16,521	$18,289	(10)%
Orthopaedics	19,998	16,068	24%
Biosurgical Specialties	11,644	14,267	(18)%

Total product revenue	48,163	48,624	(1)%

Service revenue:
Orthopaedics	4,177	4,349	(4)%
Biosurgical Specialties	1,031	1,179	(13)%

Total service revenue	5,208	5,528	(6)%

Research and development revenue:
Biosurgical Specialties	—	4	(100)%

Total revenues	$53,371	$54,156	(1)%

Product Revenue

        Cardiothoracic products include fluid management (chest drainage) systems, surgical closures, biomaterials and instruments for conventional and minimally invasive cardiac surgery. The decrease in Cardiothoracic product revenue in the three months ended March 31, 2002, as compared to the same period a year ago, was due to a $1.2 million, or 22%, decline in revenue due to our withdrawal from certain commodity suture lines in Europe, and a $0.6 million, or 8%, decrease in sales of chest drainage systems resulting from competitive pricing pressures in that market. The decrease was offset, in part, by a $0.1 million, or 4%, increase in sales of minimally invasive cardiac surgery products and a $0.4 million, or 75%, increase in sales revenue of FocalSeal-L surgical sealant.

        Orthopaedics product revenue increased for the three months ended March 31, 2002, as compared to the same period a year ago, due to a $4.0 million, or 25%, increase in sales of Synvisc viscosupplementation product.

        The decrease in Biosurgical Specialties product revenue in the three months ended March 31, 2002, as compared to the same period a year ago, is due to a $4.3 million decrease in sales of surgical instruments due to the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a $2.0 million, or 31%, increase in sales of the Sepra products.

Service Revenue

        The decrease in Orthopaedics service revenue is attributable to a 4% decrease in sales of Carticel chondrocytes services for the three months ended March 31, 2002 as compared to the same period a year ago. The decrease in Biosurgical Specialties service revenue is attributable to a 13% decrease in sales of Epicel skin grafts services for the three months ended March 31, 2002 as compared to the same period a year ago.

International Revenue

        International revenue as a percentage of total revenue for the three months ended March 31, 2002 and March 31, 2001 was 22%.

MARGINS

	Three Months Ended March 31,
			Increase/(Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin	$23,608	$19,986	18%
% of product revenue	49%	41%
Service margin	$2,175	$2,391	(9)%
% of service revenue	42%	43%
Total gross margin	$25,783	$22,377	15%
% of total product and service revenues	48%	41%

        Genzyme Biosurgery provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margin may vary significantly depending on the market conditions of each product or service.

Product Margin

        The 18% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended March 31, 2002 as compared to the same period a year ago was primarily attributable to a slight decrease in revenue offset favorably by a 14% decrease in the cost of products sold. The decrease in the cost of products sold was primarily related to our December 18, 2000 acquisition of Biomatrix, Inc. As part of the acquisition, which was allocated to Genzyme Biosurgery, we adjusted the acquired inventory to fair value, resulting in an increase of $11.3 million. This amount was fully amortized to cost of products sold as the acquired inventory was sold in 2001. For the three months ended March 31, 2001, $6.0 million of the initial $11.3 million was charged to cost of products sold. Excluding this adjustment, Genzyme Biosurgery's product margin for the three months ended March 31, 2001 would have been 53%.

        Excluding the adjustment described above, product margin decreased 4% in the three months ended March 31, 2002 when compared to the same period in 2001, primarily as a result of an increase in standard costs for the minimally invasive cardiac surgery products due to product enhancements. Additionally, pricing pressures resulted in a decrease in the minimally invasive cardiac surgery products margin. This decrease was partially offset by an increase in the sales of the higher margin Synvisc viscosupplementation product.

Service Margin

        Service margin decreased 9% for the three months ended March 31, 2002 compared to the same period a year ago primarily due to decreased shipments of both Epicel skin grafts and Carticel chondrocytes during the three months ended March 31, 2002.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 20% for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease was primarily due to a reduction in selling, general and administrative expenses related to the sale of our former Snowden-Pencer line of surgical instruments and to efforts within Genzyme Biosurgery to streamline and consolidate selling efforts.

Research and Development Expenses

        Research and development expenses increased 11% during the three months ended March 31, 2002 as compared to the same period in 2001. The increase was primarily due to an increase in spending on the Orthopaedics development programs, particularly Synvisc viscosupplementation product, and the Cardiothoracic development programs, particularly FocalSeal-L surgical sealant.

Amortization of Intangibles

        Amortization of intangibles expense decreased 30% to $7.9 million for the three months ended March 31, 2002 as compared to the same period in 2001 due to Genzyme Biosurgery's adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect on January 1, 2001, Genzyme Biosurgery's amortization of intangibles expense would have been as follows:

	Three Months Ended March 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
	(Unaudited, amounts in thousands)
Amortization of intangibles	$11,321	$(4,067)	$7,254

Purchase of In-Process Research and Development

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statements of operations for the year ended December 31, 2000. As of March 31, 2002, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status at March 31, 2002		Value at Acquisition Date	Estimated Cost to Complete at March 31, 2002	Year of Expected Product Launch
				(in millions)
Visco-supplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• •	Preclinical for knee indications Presubmission in Europe for hip indications	$33.8	(1)	2002 to 2006
Visco-augmentation and Visco-separation	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •	Preclinical—gynecological and pelvic indications Phase 2—spine indications Phase 3—abdominal indications	48.3	(1)	2003 to 2006

				$82.1

(1)
Costs to complete are not estimable due to the early stage of these programs.

        Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once developed, each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

OTHER INCOME AND EXPENSE

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands except percentage data)
Equity in net loss of unconsolidated affiliates	$—	$(536)	(100)%
Other	33	7	371%
Investment income	297	512	(42)%
Interest expense	(2,245)	(4,959)	(55)%

Total other expenses	$(1,915)	$(4,976)	(62)%

Equity in Net Loss of Unconsolidated Affiliates

        In January 2001, Focal completed the exercise of its options to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated our investment in Focal to Genzyme Biosurgery. Genzyme Biosurgery recorded in equity in net loss of unconsolidated affiliate its portion of the results of Focal. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Genzyme Biosurgery's equity in net loss of unconsolidated affiliate decreased in the three months ended March 31, 2002 when compared to the same period in 2001 because Genzyme Biosurgery began accounting for Focal as a wholly-owned subsidiary when the remaining outstanding shares were purchased.

Investment Income

        Investment income decreased in the three months ended March 31, 2002 as compared to the same period in 2001, despite higher average cash balances, as a result of a decline in interest rates.

Interest Expense

        Interest expense decreased in the three months ended March 31, 2002 as compared to the same period in 2001 primarily as a result of a decrease in interest rates used to calculate interest on borrowings from our revolving credit facility.

Cumulative Effect of Change in Accounting for Goodwill

        On January 1, 2002, we adopted SFAS No. 142 which requires that ratable amortization of goodwill be replaced with periodic impairment testing of goodwill. Accordingly, Genzyme Biosurgery ceased amortizing goodwill effective January 1, 2002.

        In accordance with the transitional provisions of SFAS No. 142, Genzyme Biosurgery tested the impairment of the goodwill for its cardiothoracic reporting unit and recorded an impairment charge of $98.3 million in its combined statement of operations for the three months ended March 31, 2002, which it reported as the cumulative effect of a change in accounting for goodwill.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors management believes are necessary for an understanding of Genzyme Molecular Oncology's financial statements.

CRITICAL ACCOUNTING POLICIES

        The critical accounting policies for Genzyme Molecular Oncology are set forth under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.4 to our 2001 Form 10-K. There have been no changes to these policies since December 31, 2001.

REVENUES

        The components of Genzyme Molecular Oncology's total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Service revenue	$300	$—	N/A
Research and development revenue	1,469	703	109%
Licensing revenue	653	664	(2)%
Royalty revenue	—	45	(100)%

Total revenues	$2,422	$1,412	72%

        Genzyme Molecular Oncology's service revenue is comprised of amounts received under an agreement with a pharmaceutical company related to Long-SAGE, which is an enhancement of the SAGE technology. Genzyme Molecular Oncology began recognizing service revenue under this agreement, which is the first related to Long-SAGE, during the fourth quarter of 2001, so no such revenues were recorded for the three months ended March 31, 2001.

        Research and development revenue for the three months ended March 31, 2002 consists of $0.9 million of revenue for research performed on behalf of Purdue Pharma, L.P. under the cancer antigen discovery agreement that was initiated in October 2000 and $0.6 million of revenue for research performed on behalf of Kirin Brewery Co., Ltd. under a collaboration agreement related to the tumor endothelial marker (TEM) program that was initiated in November 2001. Research and development revenue increased in three months ended March 31, 2002 as compared to the same period in 2001 primarily as a result of the addition of work performed under the Kirin agreement and a $0.2 million increase in research performed under the Purdue agreement.

        Licensing revenue for the three months ended March 31, 2002 consisted primarily of technology access fees Genzyme Molecular Oncology received from Purdue and Kirin resulting from those collaborations. Genzyme Molecular Oncology is amortizing these fees over the course of the associated research programs. For the three months ended March 31, 2002, Genzyme Molecular Oncology recognized $0.4 million of the technology access fee it received from Purdue, consistent with the same period in 2001, and $0.3 million of the fee it received from Kirin in the fourth quarter of 2001. Genzyme Molecular Oncology also recognizes licensing revenue from licenses of rights to the SAGE technology and, prior to the transfer of its non-core in vitro cancer diagnostic assets to Genzyme General in December 2001, licenses associated with these assets. Those licensing revenues decreased $0.3 million in the three months ended March 31, 2002 as compared to the same period of 2001 due primarily to the transfer of the diagnostic assets to Genzyme General. As a result of the asset transfer, Genzyme Molecular Oncology will no longer be receiving license revenue under its diagnostic patent estate.

        Royalty revenue consists of royalties received under licenses to the SAGE technology and through December 2001, under Genzyme Molecular Oncology's diagnostic assets. Because Genzyme Molecular Oncology transferred its in vitro cancer diagnostic assets to Genzyme General in December 2001, it will not receive royalty revenue generated by those assets in the future.

COST OF REVENUES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Cost of services sold	$119	$—	N/A
Cost of research and development contracts and licensing revenue	1,135	544	109%

Total cost of revenues	$1,254	$544	131%

        Genzyme Molecular Oncology's cost of service revenues for the three months ended March 31, 2002 consisted of costs associated with the performance of services using the Long-SAGE technology on behalf of third parties for which there were no similar amounts in the same period of 2001.

        Genzyme Molecular Oncology's cost of research and development and licensing revenues for all periods presented include:

  •
  costs associated with work performed under funded research and development agreements, including those with Purdue and Kirin; and

  •
  royalties payable to third parties, most notably The Johns Hopkins University, for technology that Genzyme Molecular Oncology has licensed from them.

        Cost of research and development contracts and licensing revenue increased for the three months ended March 31, 2002 as compared to the same period in 2001 due primarily to the addition of work performed under the Kirin collaboration, combined with an increase in research and development resources applied to the Purdue collaboration.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Genzyme Molecular Oncology's selling, general and administrative expenses increased 9% to $2.1 million for the three months ended March 31, 2002 from $1.9 million for the same period of 2001 as a result of enhanced business development efforts and increased expenses related to information technology, legal, accounting and general management services.

Research and Development Expenses

        Genzyme Molecular Oncology's research and development expenses decreased 6% to $5.3 million for the three months ended March 31, 2002 due primarily to a planned increase in the amount of research and development funded by collaborators. These collaborator-funded research expenses are included in Genzyme Molecular Oncology's cost of research and development contracts and licensing revenues rather than as a research and development expense. Total research and development expenses, including collaborator-funded expenses, increased 4% to $6.4 million for the three months ended March 31, 2002 as compared to the same period of 2001 due primarily to:

  •
  expansion of preclinical and clinical efforts in its antigen-specific and patient-specific cancer vaccine programs;

  •
  expansion of preclinical efforts in its antiangiogenesis program;

  •
  enhanced support for its antigen discovery program, particularly for its strategic collaboration with Purdue; and

  •
  increased spending in support of its strategic collaboration with Kirin.

OTHER INCOME AND EXPENSES

        Genzyme Molecular Oncology's other income decreased for the three months ended March 31, 2002 as compared to the same period in 2001 due primarily to a decrease in interest income offset by a slight increase in interest expense. Interest income declined to $0.2 million for the three months ended March 31, 2002 from $0.4 million for the same period of 2001, despite higher average cash balances, as a result of a decline in interest rates.

B.    LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION

        At March 31, 2002 and December 31, 2001, we had cash, cash equivalents, and short- and long-term investments of $1.1 billion.

        Our operating activities generated $22.9 million of cash for the three months ended March 31, 2002. Net cash provided by operating activities was impacted by our net loss of $91.5 million and $20.1 million attributable to the net decrease in working capital, offset by:

  •
  $31.5 million of depreciation and amortization, of which $13.6 million resulted from the depreciation of property, plant and equipment and $17.9 million resulted from the amortization of intangible assets;

  •
  $4.1 million attributable to our equity in the net losses of unconsolidated affiliates; and

  •
  $98.3 million for the cumulative effect of a change in accounting for the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of SFAS No. 142.

        Our investing activities provided $4.3 million in cash for the three months ended March 31, 2002. Net cash provided from investing activities was primarily the result of:

  •
  $54.9 million in cash provided from net of purchases, sales and maturity of investments;

  •
  $43.5 million in cash used to fund purchases of property, plant and equipment, of which $24.9 million resulted primarily from our manufacturing capacity expansions in the Republic of Ireland, the United Kingdom and Belgium, $4.5 million resulted from our manufacturing capacity expansion in the United States and $13.3 million representing an aggregate of other domestic manufacturing, research and development and administrative capital expenditures; and

  •
  $8.2 million in cash to fund our investments in unconsolidated affiliates.

        As of March 31, 2002, our property, plant and equipment includes approximately $16.0 million of costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, we suspended development of this site in favor of developing the manufacturing site we acquired from Pharming Group N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the site and intend to make a decision in 2002 regarding its future use. We believe that the costs incurred by Genzyme General to-date for the Framingham site will be realized in the future construction at the site.

        Our financing activities provided $43.3 million in cash for the three months ended March 31, 2002. Net cash provided from financing activities was primarily the result of:

  •
  $11.7 million of proceeds from the issuance of common stock attributable to the exercise of options to purchase shares of common stock under our stock plans; and

  •
  $35.0 million in proceeds drawn under our credit facility.

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million under this facility and allocated the borrowings to Genzyme Biosurgery. At March 31, 2002, $269.0 million remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants and do not anticipate falling out of compliance.

        We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  expanding facilities and staff;

  •
  working capital; and

  •
  strategic business initiatives.

        Our cash reserves will be further reduced to pay interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 2021, which may be convertible into shares of Genzyme General Stock. If we use cash to pay or redeem any of this debt, including principal and interest due on it, our cash reserves will be diminished.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

New Accounting Pronouncement

        In August 2001, the FASB issued SFAS, No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are in the process of assessing the effect of adopting SFAS No. 143 on our consolidated and combined financial statements, which will be effective for our fiscal year ending December 31, 2003.

SUBSEQUENT EVENTS

  Sale of Genzyme Transgenics Common Stock

        On April 4, 2002, Genzyme Transgenics purchased approximately 2.8 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of Genzyme Transgenics common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of Genzyme Transgenics common stock outstanding as of April 1, 2002. Our Chief Executive Officer and Chairman of our board of directors has resigned from the Genzyme Transgenics board of directors. Another member of our board of directors will not stand for re-election to the Genzyme Transgenics board of directors at the Genzyme Transgenics 2002 Annual Meeting. We currently account for our investment in Genzyme Transgenics under the equity method of accounting. Once Genzyme Transgenics fills the two vacancies on its board of directors, we will begin accounting for our investment in Genzyme Transgenics under the cost method of accounting pursuant to the provisions of APB Opinion No. 18.

  Federal Trade Commission Investigation of Our Acquisition of Novazyme

        The staff of the Federal Trade Commission, commonly referred to as the FTC, is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there will be costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

GENZYME GENERAL
A Division of Genzyme Corporation

        At March 31, 2002, Genzyme General had cash, cash equivalents, and short- and long-term investments of $1.1 billion, an increase of $19.3 million from December 31, 2001.

        Genzyme General's operating activities generated $47.4 million of cash for the three months ended March 31, 2002. Net cash provided by operating activities was the result of Genzyme General's division net income of $24.3 million, and:

  •
  $22.0 million of depreciation and amortization, of which $12.0 million resulted from the depreciation of property, plant and equipment and $10.0 million resulted from the amortization of intangible assets; and

  •
  $4.1 million attributable to equity in the net losses of unconsolidated affiliates.

        Genzyme General's operating activities were impacted by a $3.5 million net decrease in working capital.

        Genzyme General's investing activities provided $17.7 million in cash for the three months ended March 31, 2002. Net cash provided from investing activities was primarily the result of:

  •
  $67.5 million in cash provided from Genzyme General's net of purchases, sales and maturities of investments;

  •
  $42.7 million in cash used to fund purchases of property, plant and equipment, of which $24.9 million resulted primarily from its manufacturing capacity expansions in the Republic of Ireland, the United Kingdom and Belgium, $4.5 million resulted from its manufacturing capacity expansion in the United States and $13.3 million representing an aggregate of other domestic manufacturing, research and development and administrative capital expenditures; and

  •
  $8.2 million in cash used to fund Genzyme General's investments in unconsolidated affiliates.

        As of March 31, 2002, Genzyme General's property, plant and equipment includes approximately $16.0 million of costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, Genzyme General suspended development of this site in favor of developing the manufacturing site we acquired from Pharming Group N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the site and intend to make a decision in 2002 regarding its future use. We believe that the costs incurred by Genzyme General to-date for the Framingham site will be realized in the future construction at the site.

        Genzyme General's financing activities provided $33.7 million in cash for the three months ended March 31, 2002. Net cash provided from financing activities was primarily the result of:

  •
  $27.1 million in cash refunded from Genzyme Biosurgery representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum; and

  •
  $11.6 million of allocated proceeds from the issuance of Genzyme General Stock attributable to the exercise of options to purchase shares of Genzyme General Stock under our stock plans.

        Genzyme General, together with our other operating divisions, has access to a $350.0 million revolving credit facility, all of which matures in December 2003. At March 31, 2002, $269.0 million remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At March 31, 2002, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

        Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At March 31, 2002, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

        We believe that Genzyme General's available cash, investments and cash flow from operations will be sufficient to fund its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources and positive cash flow, it intends to use substantial portions of its available cash for:

  •
  product development and marketing;

  •
  expanding facilities and staff;

  •
  working capital; and

  •
  strategic business initiatives.

        Genzyme General's cash reserves will be further reduced to pay interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 2021, which may be convertible into shares of Genzyme General Stock. If Genzyme General uses cash to pay or redeem any of this debt, including principal and interest due on it, its cash reserves will be diminished. In addition, Genzyme General's cash resources will be reduced to the extent that we are required to use cash allocated to Genzyme General to settle the liabilities of Genzyme Biosurgery or Genzyme Molecular Oncology.

        To satisfy these and other commitments, we may have to obtain additional financing for Genzyme General. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

SUBSEQUENT EVENTS

  Sale of Genzyme Transgenics Common Stock

        On April 4, 2002, Genzyme Transgenics purchased approximately 2.8 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of Genzyme Transgenics common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of Genzyme Transgenics common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of Genzyme Transgenics common stock outstanding as of April 1, 2002. Our Chief Executive Officer and Chairman of our board of directors has resigned from the Genzyme Transgenics board of directors. Another member of our board of directors will not stand for re-election to the Genzyme Transgenics board of directors at the Genzyme Transgenics 2002 Annual Meeting. We currently account for our investment in Genzyme Transgenics under the equity method of accounting. Once Genzyme Transgenics fills the two vacancies on its board of directors, we will begin accounting for our investment in Genzyme Transgenics under the cost method of accounting pursuant to the provisions of APB Opinion No. 18.

  FTC Investigation of Our Acquisition of Novazyme

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there will be costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        At March 31, 2002, Genzyme Biosurgery had cash and cash equivalents of $31.0 million, a decrease of approximately $7.6 million from December 31, 2001.

        Genzyme Biosurgery's operating activities used $15.9 million in cash in the first three months of 2002. Operating activities were impacted by Genzyme Biosurgery's division net loss of $118.7 million and $5.3 million of cash used to fund the net changes in working capital, offset in part by:

  •
  $9.5 million of depreciation and amortization, of which $1.6 million resulted from the depreciation of property, plant and equipment and $7.9 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of Biomatrix and Focal; and

  •
  $98.3 million for the cumulative effect of a change in accounting for the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of SFAS No. 142.

        Genzyme Biosurgery's investing activities used $0.8 million in cash for the three months ended March 31, 2002 primarily to fund capital expenditures.

        Genzyme Biosurgery's financing activities provided $9.6 million in cash for the three months ended March 31, 2002. Net cash provided from financing activities was primarily a result of the $35.0 million draw under our revolving credit facility allocated to Genzyme Biosurgery. This was partially offset by a $27.1 million payment to Genzyme General, representing a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum.

        Genzyme Biosurgery, together with our other operating divisions, has access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million under this facility and allocated the proceeds to Genzyme Biosurgery. At March 31, 2002, $269.0 million remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At March 31, 2002, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

        We anticipate that Genzyme Biosurgery's cash resources, together with revenues generated from its products and distribution agreements and amounts available from the following sources, will be sufficient to finance its planned operations and capital requirements through the fourth quarter of 2003:

  •
  the $3.0 million remaining under the interdivisional financing arrangement with Genzyme General; and

  •
  amounts available to Genzyme Biosurgery under our revolving credit facility.

        Genzyme Biosurgery intends to use substantial portions of its available cash for:

  •
  research and development;

  •
  product development and marketing, including the Synvisc viscosupplementation product;

  •
  improving manufacturing efficiency;

  •
  consolidating facilities; and

  •
  working capital.

Genzyme Biosurgery's cash needs may differ from those planned as a result of many factors, including the:

  •
  results of research and development efforts;

  •
  ability to establish and maintain strategic alliances;

  •
  ability to enter into licensing arrangements and additional distribution arrangements;

  •
  ability to share costs of product development with research and marketing partners;

  •
  costs involved in enforcing patent claims and other intellectual property rights;

  •
  market acceptance of novel approaches and therapies;

  •
  success of its initiatives to reduce expenses and streamline its operations;

  •
  development of competitive products; and

  •
  ability to satisfy regulatory requirements of the FDA and other governmental authorities.

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

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        At March 31, 2002, Genzyme Molecular Oncology had cash, cash equivalents, short- and long-term investments of $32.6 million, a decrease of $8.6 million from cash and cash equivalents of $41.1 million at December 31, 2001.

        Genzyme Molecular Oncology's operating activities used $8.6 million of cash for the three months ended March 31, 2002. Operating activities were impacted by Genzyme Molecular Oncology's division net loss of $6.0 million for the quarter ended March 31, 2002 and $2.5 million of cash used to fund net changes in working capital.

        Genzyme Molecular Oncology's investing activities used $12.6 million of cash for the three months ended March 31, 2002 for the purchase of investments.

        Genzyme Molecular Oncology, together with our other operating divisions, has access to our $350.0 million revolving credit facility that matures in December 2003. As of March 31, 2002, $81.0 million remained available for borrowing under this facility. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

        Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At March 31, 2002, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

        We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its operations through the third quarter of 2004:

  •
  committed research funding from collaborators;

  •
  the $11.0 million remaining under the interdivisional financing arrangement with Genzyme General; and

  •
  amounts available to Genzyme Molecular Oncology under our revolving credit facility.

        Genzyme Molecular Oncology plans to spend substantial amounts of funds on, among other things:

  •
  research and development;

  •
  preclinical and clinical testing;

  •
  pursuing regulatory approvals; and

  •
  working capital.

        Genzyme Molecular Oncology's cash needs may differ from those planned as a result of many factors, including the:

  •
  results of research and development and clinical testing;

  •
  achievement of milestones under existing licensing arrangements;

  •
  ability to establish and maintain additional strategic collaborations and licensing arrangements;

  •
  costs involved in enforcing patent claims and other intellectual property rights;

  •
  market acceptance of novel approaches and therapies;

  •
  development of competing products and services; and

  •
  ability to satisfy regulatory requirements of the FDA and other government authorities.

        Genzyme Molecular Oncology may require significant additional financing to continue operations at anticipated levels. We cannot guarantee that Genzyme Molecular Oncology will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Molecular Oncology may also have to sell or give to third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign exchange rates. Our exposure to these risks has not materially changed since December 31, 2001.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk;" "—Interest Rate Risk;" "—Foreign Exchange Risk;" and "—Equity Price Risk" in Exhibit 13.1 to our 2001 Form 10-K.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

          See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

  (b)
  Reports on Form 8-K

    None.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
DATE: May 15, 2002	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2002

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.

*
Indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 8-K and 10-Q of Genzyme Corporation were filed under Commission File No. 0-14680.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2002 TABLE OF CONTENTS
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited, amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Continued) (Unaudited, amounts in thousands, except per share amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Notes To Unaudited, Consolidated Financial Statements
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
GENZYME CORPORATION
GENZYME BIOSURGERY A Division of Genzyme Corporation
GENZYME MOLECULAR ONCOLOGY A Division of Genzyme Corporation
SIGNATURES
EXHIBIT INDEX