Form 10-K/A
period 2001-12-31
GENZYME CORP
filed 2002-06-28
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1
to
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File No. 0-14680

GENZYME CORPORATION
(Exact name of Registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (I.R.S. Employer Identification No.)
One Kendall Square Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2002: $9,831,069,513

Number of shares of Genzyme General Stock outstanding as of March 1, 2002: 213,370,702
Number of shares of Genzyme Biosurgery Stock outstanding as of March 1, 2002: 39,562,675
Number of shares of Genzyme Molecular Oncology Stock outstanding as of March 1, 2002: 16,762,920

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology Annual Reports are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2002 are incorporated by reference into Part III of this Form 10-K.

AMENDMENT NO. 1

        We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, originally filed with the Securities and Exchange Commission ("SEC") on April 1, 2002, solely for the purpose of amending Item 14 to:

    —
    delete Exhibit 10.31, which agreement expired;

    —
    include Exhibit 23.2, which contains the consent of PricewaterhouseCoopers LLP, independent accountants, relating to the Annual Report of Genzyme Corporation 401(k) Plan (the "Plan"); and

    —
    include Exhibit 99.3, which contains information, financial statements and exhibits required by Form 11-K related to the Plan.

Note Regarding References to Genzyme Divisions

        Throughout this Annual Report on Form 10-K, the works "we," "us," "our," and "Genzyme" refer to Genzyme Corporation and all of its operating divisions taken as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. In addition, we refer to our three operating divisions as follows:

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
  Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme General and Genzyme Corporation and Subsidiaries into this section by reference from the 2001 Genzyme General Annual Report:

Page*
Genzyme Corporation and Subsidiaries
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	GCS-56
Consolidated Balance Sheets as of December 31, 2001 and 2000	GCS-58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	GCS-59
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999	GCS-61
Notes to Consolidated Financial Statements	GCS-64
Report of Independent Accountants	GCS-132
Genzyme General
Combined Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	GG-40
Combined Balance Sheets as of December 31, 2001 and 2000	GG-41
Combined Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	GG-42
Notes to Combined Financial Statements	GG-44
Report of Independent Accountants	GG-79

*
References are to page numbers in the 2001 Genzyme General Annual Report as it appears in Exhibits 13.1 and 13.2 to this Annual Report on Form 10-K.

        We are incorporating the following financial statements (and related notes) of Genzyme Biosurgery into this section by reference from the 2001 Genzyme Biosurgery Annual Report:

Genzyme Biosurgery
Combined Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	GBS-30
Combined Balance Sheets as of December 31, 2001 and 2000	GBS-31
Combined Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	GBS-32
Notes to Combined Financial Statements	GBS-33
Report of Independent Accountants	GBS-55

*
References are to page numbers in the 2001 Genzyme Biosurgery Annual Report as it appears in Exhibit 13.3 to this Annual Report on Form 10-K.

        We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 2001 Genzyme Molecular Oncology Annual Report:

Combined Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	GMO-15
Combined Balance Sheets as of December 31, 2001 and 2000	GMO-16
Combined Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	GMO-17
Notes to Combined Financial Statements	GMO-18
Report of Independent Accountants	GMO-32

*
References are to page numbers in the 2001 Genzyme Molecular Oncology Annual Report as it appears in Exhibit 13.4 to this Annual Report on Form 10-K.

(A)(2). FINANCIAL STATEMENT SCHEDULES

        The schedules listed below for Genzyme Corporation and Subsidiaries have been filed as part of this Annual Report on Form 10-K:

Page*
Genzyme Corporation and Subsidiaries
Schedule II-Valuation and Qualifying Accounts	GCS-133

*
References are to page numbers in the 2001 Genzyme General Annual Report as it appears in Exhibit 13.1 to this Annual Report on Form 10-K.

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

(B). REPORTS ON Form 8-K

        On October 9, 2001, we filed a Current Report in Form 8-K dated September 26, 2001 to announce the completion of our acquisition of Novazyme Pharmaceuticals, Inc.

(C). EXHIBITS

*2	Agreement and Plan of Merger, dated as of August 6, 2001, among Genzyme Corporation, Rodeo Merger Corp. and Novazyme Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's Form 8-K filed on August 22, 2001.
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
*4.1	Second Amended and Restated Renewed Rights Agreement dated as of December 18, 2000 between Genzyme and American Stock Transfer & Trust Company. Filed as Exhibit 4 to Genzyme's Registration Statement on Form 8-A filed on December 19, 2000.
*4.2	Certificate of Adjustment. Filed as Exhibit 5 to Amendment No. 1 to Genzyme's Registration Statement on Form 8-A filed on June 6, 2001.
*4.3	Warrant Agreement between Genzyme and Comdisco, Inc. Filed as Exhibit 10.22 to a Form 10 of PharmaGenics, Inc. (File No. 0-20138).
*4.4	Indenture, dated as of May 8, 2001, between Genzyme and State Street Bank and Trust Company, as Trustee, including the Form of debenture. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed on May 11, 2001.
*4.5	Registration Rights Agreement, dated as of May 3, 2001, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Salomon Smith Barney Inc. Filed as Exhibit 4.2 to Genzyme's Form 8-K filed on May 11, 2001.
*4.6	Biomatrix, Inc. 6.9% Convertible Subordinated Note due May 14, 2003. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed on January 2, 2001.
*4.7	Warrant to purchase common stock issued by Novazyme Pharmaceuticals, Inc. (f/k/a Targeted Therapy, Inc.). Filed as Exhibit 4.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*4.8	Securities Purchase Agreement, dated as of April 17, 2001 and amended on September 26, 2001, by and among Novazyme Pharmaceuticals, Inc. and several purchasers. Filed as Exhibit 4.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.1	Leases by Whatman Reeve Angel Limited to Whatman Biochemicals Limited dated May 1, 1981. Filed as Exhibit 10.12 to Genzyme's Registration Statement on Form S-1 (File No. 33-4904).
*10.2	Lease dated as of September 15, 1989 for 95-111 Binney Street, Cambridge, Massachusetts between Genzyme and the Trustees of the Cambridge East Trust. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1992. First amendment of lease dated February 28, 1994. Filed as Exhibit 10.2 to Genzyme's Form 10-K for 1993.
*10.3	Lease dated December 20, 1988 for Building 1400, One Kendall Square, Cambridge, Massachusetts between Genzyme and the Trustees of Old Binney Realty Trust, as amended by letters dated December 20, 1988, January 19, 1989 and January 31, 1989. Filed as Exhibit 10.18 to Genzyme's Form 10-K for 1988. Addendum dated September 20, 1991 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 19.1 to Genzyme's Form 10-Q for the quarter ended September 30, 1991. Addenda dated August 2, 1990 and April 6, 1993 to Lease for Building 1400, One Kendall Square, Cambridge, Massachusetts. Filed as Exhibit 10.3 to Genzyme's Form 10-K for 1993.

*10.4	Lease dated December 20, 1988 for Building 700, One Kendall Square, Cambridge, Massachusetts between Genzyme and Trustees of Old Kendall Realty Trust, as amended by letters dated December 20, 1988 and January 31, 1989. Filed as Exhibit 10.19 to Genzyme's Form 10-K for 1988.
*10.5	Lease dated September 30, 1985 for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1990. Amendment No. 1, dated October 11, 1990, and Amendment No. 2, dated May 12, 1993, to lease for 51 New York Avenue, Framingham, Massachusetts. Filed as Exhibit 10.5 to Genzyme's Form 10-K for 1993.
*10.6	Lease dated April 30, 1990 for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1 (File No. 33-55874).
*10.7	Sublease Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham, Massachusetts between Genzyme and Prime Computer, Inc. Filed as Exhibit 10.7 to Genzyme's Form 10-K for 1993.
*10.8	Lease dated May 22, 1992 for three buildings at 74-84 New York Avenue, Framingham, Massachusetts between Genzyme and Mark L. Fins, David J. Winstanley and Bruce A. Gurall, tenants in common. Filed as Exhibit 10.8 to Genzyme's Form 10-K for 1993.
*10.9	Lease dated June 1, 1992 for land at Allston Landing, Allston, Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.10	Underlease for Block 13 building at Kings Hill Business Park West Malling Kent among Rouse and Associates Block 13 Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on March 2, 1992.
*10.11	Lease dated November 12, 1998 for Metrowest Place, 15 Pleasant Street Connector, Framingham, Massachusetts, between Consolidated Group Service Company Limited Partnership and Genzyme. Filed as Exhibit 10.11 to Genzyme's Form 10-K for 1998.
*10.12	Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix. Filed as Exhibit 10.3 to Biomatrix's Form 10-Q for the quarter ended June 30, 1996 (File No. 0-19373).**
*10.13	Lease dated August 28, 2000 for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2000.**
*10.14	Lease dated August 4, 2000 for 11 Pleasant Street Connector, Framingham, Massachusetts between Genzyme and Fafard Real Estate Development Corp. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2000.
*10.15	Lease Agreement dated February 28, 1997, between GelTex Pharmaceuticals, Inc. ("GelTex") and J.F. White Properties, Inc. Filed as Exhibit 10.16 to GelTex's Annual Report on Form 10-K for 1996 (File No. 0-26872).
*10.16	Purchase and Sale Agreement between Barry L. Solar and Robert L. Solar as Trustees of 211 Second Avenue Realty Trust and GelTex Pharmaceuticals, Inc., dated as of July 26, 1999. Filed as Exhibit 10.4 to GelTex's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26872).
*10.17	Agency Agreement, dated October 21, 1998, between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.1 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.18	Lease Agreement, dated October 21, 1998, between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.2 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.19	Partnership Purchase Agreement dated as of November 20, 2000 between Genzyme, Genzyme Development Corporation II, Genzyme Development Partners, L.P. ("GDP") and each Class A Limited Partner of GDP. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 2000.

*10.20	Technology License and Supply Agreement dated as of September 8, 1989 between Imedex and Genzyme. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1990.**
*10.21	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.28 to Genzyme's Form 10-K for 2000.
*10.22	2001 Equity Incentive Plan. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2001.
*10.23	1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 1999.
*10.24	1996 Directors' Deferred Compensation Plan. Filed as Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33251).
*10.25	Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.26	Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.33 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed herewith.
*10.27	Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed herewith.
*10.28	Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.
*10.29	Consulting Agreement dated December 14, 1998 between Genzyme and Charles L. Cooney, Ph.D. Filed as Exhibit 10.30 to Genzyme's Form 10-K for 1998.
*10.30	Consulting Agreement dated December 31, 1998 between Genzyme and Robert J. Carpenter. Filed as Exhibit 10.31 to Genzyme's Form 10-K for 1998.
*10.31	Technology Transfer Agreement between Genzyme and Genzyme Transgenics Corporation ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.32	Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.33	Services Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.34	Series A Convertible Preferred Stock Purchase Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.35	Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC. Filed as Exhibit 10.37 to Genzyme's Form 10-K for 1998 (File No. 0-21794).
*10.36	Amended and Restated Credit Agreement dated December 14, 2000 among Genzyme and those of its subsidiaries party thereto, Fleet National Bank, as Administrative Agent. Filed as Exhibit 99.2 to Genzyme's Form 8-K Filed on January 2, 2001.
*10.37	Contract Manufacturing Agreement between GelTex and The Dow Chemical Company. Filed as Exhibit 10.17 to GelTex's Form 10-Q for the quarter ended March 31, 1997 (File No. 0-26872).**
*10.38	License Agreement between GelTex and Nitto Boseki Co., Ltd., dated as of June 9, 1997. Filed as Exhibit 10.21 to GelTex's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-26872).**
*10.39	Supply Agreement dated as of November 9, 1999 by and between Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32 to GelTex's Form 10-K for 1999 (File No. 0-26872).
*10.40	Collaboration Agreement dated September 4, 1998 among Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).**

*10.41	Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Filed as Exhibit 10.25 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).
*10.42	Operating Agreement of BioMarin/Genzyme LLC. Filed as Exhibit 10.30 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).
*10.43	United States Licensing Agreement dated February 7, 1997 between Biomatrix and American Home Products Corporation ("AHP"). Filed as Exhibit 10.1 to the Biomatrix's Form 10-Q for the quarter ended March 31, 1997.**
10.44	International Licensing Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
10.45	Supply Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
10.46	Trademark License Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
*10.47	Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.48	Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, Waterford Country, Dublin, Ireland (comprised in folio 4917 & 324IF County Waterford) by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.49	Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, Waterford, Dublin, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.50	Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.51	Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.52	License and Collaboration Agreement, dated as of September 27, 2000, between Cambridge Antibody Technology Limited and Genzyme Corporation. Filed as Exhibit 4.7 to Cambridge Antibody's Registration Statement on Form 20-F/A, dated June 5, 2001 (File No. 000-3116).**
*10.53	Collaboration Agreement, dated October 1, 1998, between Genzyme and Dyax Corp. Filed as Exhibit 10.25 to the Dyax's Registration Statement on Form S-1 (File No. 333-37394).**
*13.1	Portions of the 2001 Genzyme General Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K/A. Filed as Exhibit 13.1 to Genzyme's 2001 Form 10-K.
*13.2	Portions of the 2001 Genzyme General Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K/A. Filed as Exhibit 13.2 to Genzyme's 2001 Form 10-K.
*13.3	Portions of the 2001 Genzyme Biosurgery Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K/A. Filed as Exhibit 13.3 to Genzyme's 2001 Form 10-K.
*13.4	Portions of the 2001 Genzyme Molecular Oncology Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K/A. Filed as Exhibit 13.4 to Genzyme's 2001 Form 10-K.
*21	Subsidiaries of Genzyme. Filed as Exhibit 21 to Genzyme's 2001 Form 10-K.

*23.1	Consent of PricewaterhouseCoopers LLP. Filed as Exhibit 23 to Genzyme's 2001 Form 10-K.
23.2	Consent of PricewaterhouseCoopers LLP relating to the Annual Report of the Genzyme Corporation 401(k) Plan. Filed herewith.
*99.1	Management and Accounting Policies Governing the Relationship of Genzyme Divisions. Filed as Exhibit 3 to Genzyme's Registration Statement on Form 8-A filed on December 19, 2000 (File No. 333-31548).
*99.2	Factors Affecting Future Operating Results. Filed as Exhibit 99.2 to Genzyme's 2001 Form 10-K.
99.3	Genzyme Corporation 401(k) Plan financial statements and supplemental schedule as of December 31, 2001 and December 31, 2000 and for the year ended December 31, 2001. Filed herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been granted for the deleted portions of Exhibits 10.12, 10.13, 10.20, 10.39, 10.40, 10.41, 10.42, 10.45, 10.46, 10.47, 10.48, 10.54 and 10.55.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.21 through 10.30 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION

DATE: JUNE 28, 2002	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

QuickLinks

AMENDMENT NO. 1
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
SIGNATURE