Form 10-Q
period 2002-06-30
GENZYME CORP
filed 2002-08-14
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

        The number of shares outstanding of each of the issuer's series of common stock as of July 31, 2002:

Genzyme General Division Common Stock	214,279,307
Genzyme Biosurgery Division Common Stock	40,376,346
Genzyme Molecular Oncology Division Common Stock	16,851,498

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

  •
  manufacturing plans and expectations concerning certain manufacturing expenditures;

  •
  estimates of the capacity of manufacturing and other facilities to support our products and services;

  •
  expected future revenues, operations and expenditures;

  •
  allocations of revenues, expenses, liabilities and income tax benefits;

  •
  maintenance of financial covenants contained in our credit facility;

  •
  schedule for performance of goodwill impairment tests;

  •
  potential milestone payments to the former stockholders of Novazyme Pharmaceuticals, Inc.;

  •
  beliefs concerning the application of federal antitrust laws to our acquisition of Novazyme; and

  •
  projected cash needs.

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

  •
  the content and timing of submissions to and decisions made by the U.S. Department of Health and Human Services Food and Drug Administration, commonly referred to as the FDA, other regulatory agencies and institutional review boards at clinical trial sites;

  •
  the impact of the May 2001 expiration of orphan drug status for Cerezyme® and Ceredase® enzymes on our revenues from these products;

  •
  the outcome of our ongoing discussions with the FDA in connection with our Biologics License Application, commonly referred to as a BLA, submission for Fabrazyme® enzyme;

  •
  the outcome of the U.S. Federal Trade Commission's investigation concerning the application of federal antitrust laws to our acquisition of Novazyme;

  •
  our ability to obtain reimbursement for our products and services from third-party payors, the extent of such coverage and the impact of proposed Center for Medicare and Medicaid Services regulations related to reimbursement;

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

  •
  our ability to obtain U.S. marketing approval by specified dates for therapies for lysosomal storage disorders using certain technology we acquired from Novazyme; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        For a further description of these risks and other uncertainties, we encourage you to carefully read Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended (our "2001 Form 10-K"). We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Thyrogen®, Fabrazyme®, Seprafilm®, Carticel®, Epicel® and Snowden-Pencer® are registered trademarks of Genzyme. SAGE™, LongSAGE™ and Sepra™ are trademarks of Genzyme. Renagel® is a registered trademark of GelTex Pharmaceuticals, Inc. Synvisc® and Hylaform® are registered trademarks of Genzyme Biosurgery Corporation. Focal® and FocalSeal® are registered trademarks of Focal, Inc. Aldurazyme™ is a trademark of BioMarin/Genzyme LLC. WelChol™ is a trademark of Sankyo Pharma, Inc. Neurocell™ is a trademark of Diacrin, Inc. Zavesca™ is a trademark of Oxford GlycoSciences plc. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2002
TABLE OF CONTENTS

i

PART 1.    Financial Information

ITEM 1. Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Net product sales	$299,980	$273,473	$566,606	$524,303
Net service sales	28,024	24,235	54,707	47,995
Revenues from research and development contracts:
Related parties	784	1,313	1,396	1,632
Other	3,404	1,620	7,423	4,972

Total revenues	332,192	300,641	630,132	578,902

Operating costs and expenses:
Cost of products sold	76,522	79,600	148,676	156,132
Cost of services sold	16,439	13,428	31,457	26,849
Selling, general and administrative	110,882	103,666	213,840	194,780
Research and development (including research and development related to contracts)	75,934	62,414	158,075	119,524
Amortization of intangibles	17,586	30,174	35,183	59,165
Purchase of in-process research and development	—	8,768	—	8,768

Total operating costs and expenses	297,363	298,050	587,231	565,218

Operating income	34,829	2,591	42,901	13,684

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(3,948)	(11,796)	(8,042)	(20,811)
Gain (loss) on investments in equity securities	343	(1,532)	509	(1,532)
Minority interest in net loss of subsidiary	—	725	—	1,999
Other	1,827	(133)	963	(3,843)
Investment income	12,624	12,493	26,061	22,641
Interest expense	(7,059)	(10,766)	(13,865)	(22,136)

Total other income (expenses)	3,787	(11,009)	5,626	(23,682)

Income (loss) before income taxes	38,616	(8,418)	48,527	(9,998)
(Provision for) benefit from income taxes	(10,293)	2,064	(13,431)	2,734

Net income (loss) before cumulative effect of change in accounting for goodwill and derivative financial instruments	28,323	(6,354)	35,096	(7,264)
Cumulative effect of change in accounting for goodwill	—	—	(98,270)	—
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Net income (loss)	$28,323	$(6,354)	$(63,174)	$(3,097)

Comprehensive income (loss), net of tax:
Net income (loss)	$28,323	$(6,354)	$(63,174)	$(3,097)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47,999	(3,723)	38,799	(17,844)
Unrealized gains (losses) on interest rate swap contracts, net of tax	(541)	218	(163)	(289)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(2,752)	21,654	(26,709)	(987)
Reclassification adjustment for losses included in net income (loss)	81	973	81	973

Unrealized gains (losses) on securities, net	(2,671)	22,627	(26,628)	(14)

Other comprehensive income (loss)	44,787	19,122	12,008	(18,147)

Comprehensive income (loss)	$73,110	$12,768	$(51,166)	$(21,244)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General net income before cumulative effect of change in accounting for derivative financial instruments	$44,411	$21,718	$68,720	$46,863
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Genzyme General division net income	44,411	21,718	68,720	51,030
Tax benefit allocated from Genzyme Biosurgery	2,994	9,627	7,293	17,743
Tax benefit allocated from Genzyme Molecular Oncology	2,235	3,854	4,365	6,680

Net income allocated to Genzyme General Stock	$49,640	$35,199	$80,378	$75,453

Net income per share of Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.23	$0.18	$0.38	$0.37
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02

Net income per share allocated to Genzyme General Stock	$0.23	$0.18	$0.38	$0.39

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.23	$0.17	$0.36	$0.35
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02

Net income per share allocated to Genzyme General Stock	$0.23	$0.17	$0.36	$0.37

Weighted average shares outstanding:
Basic	213,917	196,423	213,624	194,086

Diluted	219,634	205,685	220,349	203,290

Allocated to Biosurgery Stock:
Genzyme Biosurgery net loss before cumulative effect of change in accounting for goodwill	$(17,522)	$(37,608)	$(37,904)	$(72,935)
Cumulative effect of change in accounting for goodwill	—	—	(98,270)	—

Genzyme Biosurgery division net loss	(17,522)	(37,608)	(136,174)	(72,935)
Allocated tax benefit	2,442	4,386	4,890	8,990

Net loss allocated to Biosurgery Stock	$(15,080)	$(33,222)	$(131,284)	$(63,945)

Net loss per share of Biosurgery Stock—basic and diluted:
Net loss per share before cumulative effect of change in accounting for goodwill	$(0.38)	$(0.91)	$(0.83)	$(1.75)
Per share cumulative effect of change in accounting for goodwill	—	—	(2.48)	—

Net loss per share of Biosurgery Stock—basic and diluted	$(0.38)	$(0.91)	$(3.31)	$(1.75)

Weighted average shares outstanding	39,637	36,659	39,600	36,531

Allocated to Molecular Oncology Stock:
Net loss allocated to Molecular Oncology Stock	$(6,237)	$(8,331)	$(12,268)	$(14,605)

Net loss per share of Molecular Oncology Stock—basic and diluted	$(0.37)	$(0.52)	$(0.73)	$(0.91)

Weighted average shares outstanding	16,801	16,088	16,782	15,998

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$289,003	$247,011
Short-term investments	80,104	66,481
Accounts receivable, net	295,997	259,283
Inventories	191,351	171,409
Prepaid expenses and other current assets	43,901	35,408
Deferred tax assets—current	70,277	70,196

Total current assets	970,633	849,788
Property, plant and equipment, net	715,622	635,314
Long-term investments	763,870	807,766
Notes receivable—related parties	8,818	—
Goodwill, net	605,104	697,422
Other intangible assets, net	768,971	809,224
Investments in equity securities	53,127	88,686
Other noncurrent assets	25,714	47,545

Total assets	$3,911,859	$3,935,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,649	$47,860
Accrued expenses	146,799	144,740
Income taxes payable	93,338	75,944
Deferred revenue	8,630	6,700
Current portion of long-term debt and capital lease obligations	16,898	7,746

Total current liabilities	301,314	282,990
Long-term debt and capital lease obligations	294,381	259,809
Convertible notes and debentures	575,000	585,000
Deferred tax liabilities	135,475	173,126
Other noncurrent liabilities	21,123	25,631

Total liabilities	1,327,293	1,326,556

Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock:
Genzyme General Stock, $0.01 par value	2,141	2,132
Biosurgery Stock, $0.01 par value	397	395
Molecular Oncology Stock, $0.01 par value	168	168
Treasury Stock—Genzyme General—at cost	(901)	(901)
Additional paid-in capital—Genzyme General Stock	1,804,054	1,749,097
Additional paid-in capital—Biosurgery Stock	814,024	843,544
Additional paid-in capital—Molecular Oncology Stock	148,667	148,481
Deferred compensation	(1,456)	(2,377)
Notes receivable from stockholders	(13,257)	(13,245)
Accumulated deficit	(181,068)	(117,894)
Accumulated other comprehensive income (loss)	11,797	(211)

Total stockholders' equity	2,584,566	2,609,189

Total liabilities and stockholders' equity	$3,911,859	$3,935,745

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(63,174)	$(3,097)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	64,326	78,025
Non-cash compensation expense	751	4,972
Provision for bad debts	3,795	1,825
Charges for in-process research and development	—	8,768
Equity in net loss of unconsolidated affiliates	8,042	20,811
(Gain) loss on investments in equity securities	(509)	1,532
Minority interest in net loss of subsidiary	—	(1,999)
Deferred income tax benefit	(7,488)	(14,811)
Other	3,128	3,000
Cumulative effect of change in accounting for goodwill	98,270	—
Cumulative effect of change in accounting for derivative financial instruments	—	(4,167)
Increase (decrease) in cash from working capital changes:
Accounts receivable	(28,034)	(39,734)
Inventories	(5,015)	11,252
Prepaid expenses and other current assets	(5,648)	1,321
Accounts payable, accrued expenses and deferred revenue	(30,086)	(40,230)
Income taxes payable and tax benefits from stock options	24,993	35,261

Net cash provided by operating activities	63,351	62,729

Cash Flows from Investing Activities:
Purchases of investments	(260,802)	(359,534)
Sales and maturities of investments	290,391	210,764
Purchases of equity securities	(2,210)	(8,318)
Proceeds from sales of equity securities	4,773	36
Purchases of property, plant and equipment	(96,199)	(72,067)
Acquisitions, net of acquired cash	—	(83,420)
Investments in unconsolidated affiliates	(14,113)	(22,744)
Note received from a collaborator	(4,045)	—
Other	1,261	749

Net cash used in investing activities	(80,944)	(334,534)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	21,417	59,079
Proceeds from draw on credit facility	35,000	—
Proceeds from issuance of debt	—	562,062
Payments of debt and capital lease obligations	(1,258)	(151,303)
Bank overdraft	4,157	2,007
Payments received for notes receivable from stockholders	181	3,204
Other	(1,479)	2,403

Net cash provided by financing activities	58,018	477,452

Effect of exchange rate changes on cash	1,567	(2,556)

Increase in cash and cash equivalents	41,992	203,091
Cash and cash equivalents at beginning of period	247,011	236,213

Cash and cash equivalents at end of period	$289,003	$439,304

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1.    Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant interdivisional and intercompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles. We have reclassified certain 2001 data to conform to our 2002 presentation.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by us, as required, on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force, or EITF, Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 as required by the standard.

3.    Acquisitions

        In September 2001, we acquired Novazyme, a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, and in June 2001, we acquired Wyntek Diagnostics, Inc., a privately-held provider of high quality point of care rapid diagnostic tests for pregnancy and infectious diseases. We accounted for the acquisitions as purchases and allocated both to Genzyme General. Also, in June 2001, we acquired the remaining 78% of the outstanding shares of Focal, Inc. common stock not previously acquired. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery.

        The following unaudited pro forma financial summary is presented as if the acquisitions of Novazyme, Focal and Wyntek were completed as of January 1, 2001. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges related to these acquisitions, such as acquired in-process research and development, or IPR&D, charges of $86.8 million resulting from the acquisition of Novazyme and $8.8 million resulting from the acquisition of Wyntek, are not reflected in the following pro forma financial summary.

  Unaudited Pro Forma Financial Summary:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(Amounts in thousands)
Total revenues	$303,204	$587,461

Loss before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	$(14,446)	$(22,215)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Net loss	$(14,446)	$(18,048)

Net income allocated to Genzyme General Stock:
Net income allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$32,644	$66,919
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Net income allocated to Genzyme General Stock	$32,644	$71,086

Net income per share allocated to Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.16	$0.34
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	0.02

Net income per share allocated to Genzyme General Stock	$0.16	$0.36

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.16	$0.32
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	0.02

Net income per share allocated to Genzyme General Stock	$0.16	$0.34

Weighted average shares outstanding:
Basic	198,985	196,648

Diluted	219,730	206,103

Net loss allocated to Biosurgery Stock	$(38,759)	$(74,529)

Net loss per share allocated to Biosurgery Stock—basic and Diluted	$(1.00)	$(1.93)

Weighted average shares outstanding—basic and diluted	38,746	38,618

        The staff of the U.S. Federal Trade Commission, which is known as the FTC, is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there will be costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

4.    Inventories (amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$42,767	$52,586
Work-in-process	84,312	64,925
Finished products	64,272	53,898

Total	$191,351	$171,409

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

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. At January 1, 2002, our gross goodwill totaled $799.5 million, including $4.3 million of acquired workforce intangible assets previously classified as other intangible assets, net of related deferred tax liabilities, of which $1.6 million was allocated to our Therapeutics segment, $0.8 million was allocated to our Diagnostic Products segment and $1.8 million was allocated to Genzyme Biosurgery.

        In November 2001, we sold our Snowden-Pencer® line of surgical instruments, a component of our Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We have completed the transitional impairment test for the $605.1 million of net goodwill related to our other reporting units in the six months ended June 30, 2002, as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in our net goodwill during the six months ended June 30, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	Impairment	As of June 30, 2002
Goodwill, net:
Genzyme General:
Therapeutics (1)	$469,721	$4,373	$—	$474,094
Diagnostic Products (2)	32,427	786	—	33,213
Other	56,462	103	—	56,565

Total	558,610	5,262	—	563,872
Genzyme Biosurgery (3,4)	236,621	1,841	(113,859)	124,603
Genzyme Molecular Oncology	—	—	—	—

Total	795,231	7,103	(113,859)	688,475
Accumulated amortization	(97,809)	(1,151)	15,589	(83,371)

Goodwill, net	$697,422	$5,952	$(98,270)	$605,104

(1)
Adjustments for Genzyme General's Therapeutics segment include:

•
$1.6 million of workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of GelTex Pharmaceuticals, Inc. as required by SFAS No. 142;

•
$1.9 million to adjust goodwill resulting from a reclassification related to our acquisition of GelTex; and

•
$0.8 million to adjust goodwill resulting from increased integration and exit activity costs related to our acquisition of Novazyme.

(2)
Adjustments for Genzyme General's Diagnostic Products segment represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of Wyntek as required by SFAS No. 142.

(3)
Adjustments for Genzyme Biosurgery represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisitions of Focal and Biomatrix, Inc. as required by SFAS No. 142.

(4)
Impairment for Genzyme Biosurgery represents the impairment charge we recorded in the three months ended March 31, 2002 in accordance with the transitional provisions of SFAS No. 142, related to the goodwill allocated to our cardiothoracic reporting unit.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2002 (Unaudited)			As of December 31, 2001
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$551,773	$(66,236)	$485,537	$551,743	$(44,253)	$507,490
Patents	196,971	(29,430)	167,541	196,968	(21,804)	175,164
Trademarks	91,754	(12,952)	78,802	91,754	(9,960)	81,794
License fees	25,715	(6,242)	19,473	25,460	(5,371)	20,089
Distribution agreements	13,950	(2,679)	11,271	13,950	(1,807)	12,143
Customer lists	8,324	(3,615)	4,709	8,324	(3,199)	5,125
Other	12,242	(10,604)	1,638	18,123	(10,704)	7,419

Total	$900,729	$(131,758)	$768,971	$906,322	$(97,098)	$809,224

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $17.9 million for the three months ended June 30, 2002;

  •
  $17.6 million for the three months ended June 30, 2001;

  •
  $35.8 million for the six months ended June 30, 2002; and

  •
  $33.9 million for the six months ended June 30, 2001.

Amortization expense for each quarter presented includes $0.3 million related to the amortization of a non-compete agreement which is charged to cost of products sold. Amortization expense for both the three and six months ended June 30, 2001 excludes the expense related to the amortization of goodwill.

        The estimated future amortization expense for other intangible assets as of June 30, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining six months)	$35,579
2003	69,948
2004	69,554
2005	69,230
2006	66,809
2007	66,751

  Adjusted Net Income (Loss)

        The following table presents the impact SFAS No. 142 would have had on our amortization of intangibles expense, net income (loss) and net income (loss) per share had the standard been in effect for the three and six months ended June 30, 2001 (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$30,174	$(12,892)	$17,282	$59,165	$(25,868)	$33,297

Net income (loss) before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	$(6,354)	$12,892	$6,538	$(7,264)	$25,868	$18,604
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167	—	4,167

Net income (loss)	$(6,354)	$12,892	$6,538	$(3,097)	$25,868	$22,771

Net income allocated to Genzyme General Stock:
Net income allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$35,199	$9,103	$44,302	$71,286	$18,012	$89,298
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167	—	4,167

Net income allocated to Genzyme General Stock	$35,199	$9,103	$44,302	$75,453	$18,012	$93,465

Net income per share allocated to Genzyme General Stock
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.18	$0.05	$0.23	$0.37	$0.09	$0.46
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02	—	0.02

Net income per share allocated to Genzyme General Stock	$0.18	$0.05	$0.23	$0.39	$0.09	$0.48

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.17	$0.05	$0.22	$0.35	$0.09	$0.44
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02	—	0.02

Net income per share allocated to Genzyme General Stock	$0.17	$0.05	$0.22	$0.37	$0.09	$0.46

Net income (loss) allocated to Biosurgery Stock	$(33,222)	$3,789	$(29,433)	$(63,945)	$7,856	$(56,089)

Net income (loss) per share allocated to Biosurgery Stock—basic and diluted	$(0.91)	$0.11	$(0.80)	$(1.75)	$0.21	$(1.54)

6.    Note Receivable from Dyax Corporation

      In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88. As a result, our option to acquire a 50% interest in DX-88 for hereditary angioedema, or HAE, and other potential indications will now be exercisable following the completion of the ongoing phase 2 clinical trial of DX-88 for the treatment of HAE, or the expenditure by Dyax of at least $8.0 million in development and commercialization costs. As of June 30, 2002, Dyax has incurred $8.3 million of development costs under the collaboration agreement. The restructured agreement also provides Dyax with an option to acquire our interest in the potential application of DX-88 for the reduction of blood loss and other effects of systemic inflammatory responses in surgery. This option expires in March 2003.

        Under the revised collaboration agreement, the line of credit we extended to Dyax was increased from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2% and are due, together with any accrued but unpaid interest, in May 2005. In June 2002, Dyax drew $4.0 million under the note, which we recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any subsequent calendar quarter.

7.    Sale of GTC Common Stock

        On April 4, 2002, GTC Biotherapeutics, Inc., formerly known as Genzyme Transgenics Corporation and which we refer to as GTC, purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of June 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, we carry the investment on our consolidated balance sheet and the combined balance sheet of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at June 30, 2002, our remaining investment would have an unrealized loss of $8.3 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

8.    Derivative Financial Instruments

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

        In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended June 30, 2002, we recorded a charge of $0.9 million in other expense in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of GTC common stock from April 1, 2002 to June 30, 2002 as compared to $0.2 million for the same period of 2001. For the six months ended June 30, 2002, we recorded a charge of $2.1 million in other expense in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2002 to June 30, 2002 as compared to $3.8 million for the same period a year ago. We also recorded a charge of $1.1 million, ($1.7 million pre-tax) in other comprehensive income (loss) in stockholders' equity in our unaudited, consolidated balance sheets and the division equity in the unaudited, combined balance sheets of Genzyme General to reflect the change in value of our interest rate swaps during the six month period ended June 30, 2002. At June 30, 2002, our interest rate swaps had a fair market value of $(3.1) million.

9.    Revolving Credit Facility

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million from this facility and allocated the borrowings to Genzyme Biosurgery. At June 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants and do not anticipate falling out of compliance.

10.    Tax (Provision) Benefit

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
(Provision for) benefit from income taxes	$(10,293)	$2,064	(599)%	$(13,431)	$2,734	(591)%
Effective tax rate	27%	25%		28%	27%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Our effective tax rate for both the three and six months ended June 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. We stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

11.    Net Income (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Tax benefits allocated from:
Genzyme Biosurgery	$2,994	$9,627	$7,293	$17,743
Genzyme Molecular Oncology	2,235	3,854	4,365	6,680

Total	$5,229	$13,481	$11,658	$24,423

        In future periods, Genzyme Biosurgery and Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with generally accepted accounting principles. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with our management and accounting policies, the benefit will be reflected as a reduction of net income in determining net income (loss) attributable to Biosurgery Stock or Molecular Oncology Stock. As of June 30, 2002, the total tax benefits previously allocated to Genzyme General from Genzyme Biosurgery and Genzyme Molecular Oncology were (unaudited, amounts in thousands):

Genzyme Biosurgery	$200,605
Genzyme Molecular Oncology	40,793

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income per share allocated to Genzyme General Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands, except per share amounts)
Genzyme General net income before cumulative effect of change in accounting for derivative financial instruments	$44,411	$21,718	$68,720	$46,863
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Genzyme General division net income	44,411	21,718	68,720	51,030
Tax benefit allocated from Genzyme Biosurgery	2,994	9,627	7,293	17,743
Tax benefit allocated from Genzyme Molecular Oncology	2,235	3,854	4,365	6,680

Net income allocated to Genzyme General Stock—basic and diluted	$49,640	$35,199	$80,378	$75,453

Shares used in computing net income per common share—basic	213,917	196,423	213,624	194,086
Effect of dilutive securities:
Stock options (1)	5,708	9,195	6,710	9,123
Warrants and stock purchase rights	9	67	15	81

Dilutive potential common shares	5,717	9,262	6,725	9,204

Shares used in computing net income per share—diluted (1,2)	219,634	205,685	220,349	203,290

Genzyme General Stock (Continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands, except per share amounts)
Net income per share of Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.23	$0.18	$0.38	$0.37
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax (3)	—	—	—	0.02

Net income per share allocated to Genzyme General Stock	$0.23	$0.18	$0.38	$0.39

Diluted (1,2):
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.23	$0.17	$0.36	$0.35
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax (3)	—	—	—	0.02

Net income per share allocated to Genzyme General Stock	$0.23	$0.17	$0.36	$0.37

(1)
We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Shares of Genzyme General Stock issuable for options	8,062	1,726	7,579	1,091

(2)
We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures allocated to Genzyme General in the computation of Genzyme General's dilutive earnings per share for the three and six months ended June 30, 2002, because the conditions for conversion had not been met. The debentures are contingently convertible into approximately 8.2 million shares of Genzyme General Stock at an initial conversion price of $70.30 per share.

(3)
On January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General for the three months ended March 31, 2001, to record the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001.

  Biosurgery Stock:

        For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Shares of Biosurgery Stock issuable for options	6,798	6,852	6,746	5,644
Warrants to purchase shares of Biosurgery Stock	8	3	8	3
Shares issuable upon conversion of 6.9% convertible subordinated notes allocated to Genzyme Biosurgery	358	358	358	358
Biosurgery designated shares (1)	3,115	1,200	3,115	1,200
Biosurgery designated shares reserved for options (1)	80	97	80	97

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	10,359	8,510	10,307	7,302

(1)
Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. As of June 30, 2002, there were approximately 3.2 million Biosurgery designated shares.

  Molecular Oncology Stock:

        For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Shares of Molecular Oncology Stock issuable for options	2,804	1,294	2,169	1,139
Molecular Oncology designated shares (1)	1,651	1,318	1,651	1,318

Total shares excluded from the calculation of diluted net loss per share of Molecular Oncology Stock	4,455	2,612	3,820	2,457

(1)
Molecular Oncology designated shares are shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology. As of June 30, 2002, there were approximately 1.7 million Molecular Oncology designated shares.

12.    Segment Information

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

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Genzyme General:
Therapeutics (1)	$213,476	$188,543	$404,315	$365,330
Diagnostic Products (2)	20,530	17,790	40,368	34,214
Other (3)	32,303	31,352	63,091	60,464
Eliminations/Adjustments (4)	859	1,313	1,541	1,683

Total Genzyme General	267,168	238,998	509,315	461,691
Genzyme Biosurgery (5)	62,863	60,364	116,234	114,520
Genzyme Molecular Oncology	2,346	1,279	4,768	2,691
Eliminations/Adjustments (6)	(185)	—	(185)	—

Total	$332,192	$300,641	$630,132	$578,902

Net income (loss):
Genzyme General:
Therapeutics (1)	$38,846	$37,692	$65,561	$72,031
Diagnostic Products (2)	681	(4,877)	(764)	(4,095)
Other (3)	1,024	2,888	3,215	4,872
Eliminations/Adjustments (4)	3,860	(13,985)	708	(25,945)

Net income for Genzyme General before cumulative effect of change in accounting for derivative financial instruments	44,411	21,718	68,720	46,863
Cumulative effect of change in accounting for derivative financial instruments, net of tax (7)	—	—	—	4,167

Net income for Genzyme General	44,411	21,718	68,720	51,030
Genzyme Biosurgery (5):
Net loss for Genzyme Biosurgery before cumulative effect of change in accounting for goodwill	(17,522)	(37,608)	(37,904)	(72,935)
Cumulative effect of change in accounting for goodwill (8)	—	—	(98,270)	—

Net loss for Genzyme Biosurgery	(17,522)	(37,608)	(136,174)	(72,935)
Genzyme Molecular Oncology	(6,237)	(8,331)	(12,268)	(14,605)
Eliminations/Adjustments (9)	7,671	17,867	16,548	33,413

Total	$28,323	$(6,354)	$(63,174)	$(3,097)

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

(4)
Eliminations/Adjustments consists primarily of amounts related to Genzyme General's research and development and administrative activities, including investment income and interest expense that we do not specifically allocate to a particular segment of Genzyme General.

(5)
In June 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery. The results of operations of Focal are included in the results of Genzyme Biosurgery beginning on June 30, 2001, the date of acquisition.

(6)
Represents the elimination of interdivisional revenue.

(7)
In connection with the adoption of SFAS No. 133 on January 1, 2001, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General.

(8)
In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of our cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative effect impairment charge of $98.3 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

(9)
Includes income tax benefits that have not been recognized in the tax provisions of the divisions.

  Segment Assets:

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Segment Assets:
Genzyme General (1):
Therapeutics	$1,605,879	$1,484,387
Diagnostic Products	104,476	105,354
Other (2)	99,054	89,526
Eliminations/Adjustments (3)	1,539,447	1,545,987

Total Genzyme General	3,348,856	3,225,254
Genzyme Biosurgery (4)	574,206	704,671
Genzyme Molecular Oncology	26,157	42,419
Eliminations/Adjustments (5)	(37,360)	(36,599)

Total	$3,911,859	$3,935,745

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

(4)
In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of our cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative-effect impairment charge of $98.3 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

(5)
Eliminations/Adjustments represents the elimination of interdivisional balances.

13.    Subsequent Event

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we have formally requested Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect a decision regarding the FDA's acceptance of the Aldurazyme BLA and its Priority Review status by the end of September 2002. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme BLA. If the FDA accepts the BLA and grants Priority Review, we anticipate receiving a response from the FDA regarding the application to market Aldurazyme in the United States six months from the submission date of the completed application.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Net product sales	$242,756	$219,040	$461,219	$421,246
Net service sales	22,420	18,305	43,595	36,537
Revenues from research and development contracts:
Related parties	784	1,313	1,396	1,632
Other	1,208	340	3,105	2,276

Total revenues	267,168	238,998	509,315	461,691

Operating costs and expenses:
Cost of products sold	50,765	47,469	98,364	95,363
Cost of services sold	12,854	10,617	24,720	20,901
Selling, general and administrative	80,519	66,558	156,909	125,089
Research and development (including research and development related to contracts)	56,477	42,405	120,313	82,591
Amortization of intangibles	9,723	18,182	19,441	35,852
Purchase of in-process research and development	—	8,768	—	8,768

Total operating costs and expenses	210,338	193,999	419,747	368,564

Operating income	56,830	44,999	89,568	93,127

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(3,948)	(11,016)	(8,042)	(19,495)
Gain (loss) on investments in equity securities	343	(1,532)	509	(1,532)
Minority interest in net loss of subsidiary	—	725	—	1,999
Other	1,749	(171)	852	(3,888)
Investment income	12,079	11,798	25,031	21,011
Interest expense	(4,678)	(7,282)	(9,219)	(13,680)

Total other income (expenses)	5,545	(7,478)	9,131	(15,585)

Income before income taxes	62,375	37,521	98,699	77,542
Provision for income taxes	(17,964)	(15,803)	(29,979)	(30,679)

Division net income before cumulative effect of change in accounting for derivative financial instruments	44,411	21,718	68,720	46,863
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Division net income	$44,411	$21,718	$68,720	$51,030

Comprehensive income (loss), net of tax:
Division net income	$44,411	$21,718	$68,720	$51,030

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47,503	(4,227)	42,140	(17,647)
Unrealized gain (loss) on interest rate swap contracts, net of tax	(541)	218	(163)	(289)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(2,923)	21,654	(26,788)	(1,084)
Reclassification adjustment for losses included in division net income	81	973	81	973

Unrealized gains (losses) on securities, net	(2,842)	22,627	(26,707)	(111)

Other comprehensive income (loss)	44,120	18,618	15,270	(18,047)

Comprehensive income	$88,531	$40,336	$83,990	$32,983

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,432	$167,253
Short-term investments	75,883	66,481
Accounts receivable, net	258,975	220,527
Inventories	149,369	127,864
Prepaid expenses and other current assets	40,676	31,972
Due from Genzyme Biosurgery	31,460	29,513
Due from Genzyme Molecular Oncology	5,900	7,086
Deferred tax assets—current	70,277	70,196

Total current assets	888,972	720,892
Property, plant and equipment, net	663,220	581,401
Long-term investments	748,017	807,766
Notes receivable—related parties	8,818	—
Goodwill, net	492,396	487,826
Other intangible assets, net	470,852	493,642
Investments in equity securities	53,127	88,686
Other noncurrent assets	23,454	45,041

Total assets	$3,348,856	$3,225,254

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$26,927	$40,025
Accrued expenses	121,648	119,511
Income taxes payable	90,970	74,631
Deferred revenue	5,056	1,693
Current portion of long-term debt and capital lease obligations	6,088	6,841

Total current liabilities	250,689	242,701
Long-term debt and capital lease obligations	25,044	25,085
Convertible notes and debentures	575,000	575,000
Deferred tax liabilities	48,523	80,696
Other noncurrent liabilities	17,748	21,420

Total liabilities	917,004	944,902

Division equity	2,431,852	2,280,352

Total liabilities and division equity	$3,348,856	$3,225,254

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Division net income	$68,720	$51,030
Reconciliation of division net income to net cash provided by operating activities:
Depreciation and amortization	45,205	50,794
Non-cash compensation expense	751	4,972
Provision for bad debts	3,424	1,597
Charge for in-process research and development	—	8,768
Equity in net loss of unconsolidated affiliates	8,042	19,495
(Gain) loss on investments in equity securities	(509)	1,532
Minority interest in net loss of subsidiary	—	(1,999)
Deferred income tax benefit	(7,488)	(14,811)
Other	3,305	2,924
Cumulative effect of change in accounting for derivative financial instruments	—	(4,167)
Increase (decrease) in cash from working capital changes:
Accounts receivable	(30,303)	(31,613)
Inventories	(7,335)	1,820
Prepaid expenses and other current assets	(5,919)	1,174
Due from Genzyme Biosurgery	(1,947)	(20,035)
Due from Genzyme Molecular Oncology	1,186	(1,995)
Accounts payable, accrued expenses and deferred revenue	(6,642)	(1,293)
Income taxes payable and tax benefits from stock options	26,880	35,261

Net cash provided by operating activities	97,370	103,454

Cash Flows from Investing Activities:
Purchases of investments	(239,358)	(359,534)
Sales and maturities of investments	288,872	202,972
Purchases of equity securities	(2,210)	(3,318)
Proceeds from sales of equity securities	4,773	36
Purchase of property, plant and equipment	(94,268)	(69,584)
Acquisitions, net of cash acquired	—	(60,026)
Investments in unconsolidated affiliates	(14,113)	(22,744)
Note received from a collaborator	(4,045)	—
Other	1,263	1,408

Net cash used in investing activities	(59,086)	(310,790)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Genzyme General Stock	20,801	57,934
Allocated proceeds from issuance of debt	—	562,062
Payments of debt and capital lease obligations	(775)	(151,083)
Receipt of NeuroCell refund from Genzyme Biosurgery	27,063	—
Net cash allocated from Genzyme Biosurgery	—	7
Bank overdraft	4,469	2,660
Other	(3,791)	2,617

Net cash provided by financing activities	47,767	474,197

Effect of exchange rate changes on cash	3,128	(2,560)

Increase in cash and cash equivalents	89,179	264,301
Cash and cash equivalents at beginning of period	167,253	135,841

Cash and cash equivalents at end of period	$256,432	$400,142

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

  Unaudited Pro Forma Financial Summary:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(Amounts in thousands)
Total revenues	$241,555	$470,103
Income before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	17,125	38,601
Division net income	17,125	42,768

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

4.    Inventories (amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$30,726	$39,285
Work-in-process	73,100	53,408
Finished products	45,543	35,171

Total	$149,369	$127,864

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

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill. At January 1, 2002, gross goodwill allocated to Genzyme General totaled $561.0 million, including $2.4 million of acquired workforce intangible assets previously classified as other intangible assets, net of related deferred tax liabilities, of which $1.6 million was allocated to

Genzyme General's Therapeutics segment and $0.8 million was allocated to its Diagnostic Products segment.

        We have completed the transitional impairment test for the $492.4 million of net goodwill related to Genzyme General's reporting units in the six months ended June 30, 2002, as provided by SFAS No. 142, and determined that no impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in net goodwill attributable to Genzyme General's segments during the six months ended June 30, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	As of June 30, 2002
Goodwill, net:
Therapeutics (1)	$469,721	$4,373	$474,094
Diagnostic Products (2)	32,427	786	33,213
Other	56,462	103	56,565

Total	558,610	5,262	563,872
Accumulated amortization	(70,784)	(692)	(71,476)

Goodwill, net	$487,826	$4,570	$492,396

(1)
Adjustments for the Therapeutics segment include:

•
$1.6 million of workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of GelTex as required by SFAS No. 142;

•
$1.9 million to adjust goodwill resulting from a reclassification related to our acquisition of GelTex; and

•
$0.8 million to adjust goodwill resulting from increased integration and exit activity costs related to our acquisition of Novazyme.

(2)
Adjustments for the Diagnostic Products segment represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of Wyntek as required by SFAS No. 142.

  Other Intangible Assets

        The following table contains information on other intangible assets allocated to Genzyme General for the periods presented (amounts in thousands):

	As of June 30, 2002 (Unaudited)			As of December 31, 2001
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$378,394	$(42,211)	$336,183	$378,364	$(28,130)	$350,234
Patents	117,548	(12,951)	104,597	117,545	(9,035)	108,510
Trademarks	6,526	(673)	5,853	6,526	(456)	6,070
License fees	25,075	(6,165)	18,910	25,075	(5,326)	19,749
Customer lists	8,324	(3,615)	4,709	8,324	(3,199)	5,125
Other	10,045	(9,445)	600	13,497	(9,543)	3,954

Total	$545,912	$(75,060)	$470,852	$549,331	$(55,689)	$493,642

        All of Genzyme General's other intangible assets are amortized over their estimated useful lives. Total amortization expense for Genzyme General's other intangible assets was:

  •
  $10.0 million for the three months ended June 30, 2002;

  •
  $9.4 million for the three months ended June 30, 2001;

  •
  $20.0 million for the six months ended June 30, 2002; and

  •
  $18.4 million for the six months ended June 30, 2001.

Amortization expense for each quarter presented includes $0.3 million related to the amortization of a non-compete agreement which is charged to cost of products sold. Amortization expense for both the three and six months ended June 30, 2001 excludes the expense related to the amortization of goodwill.

        The estimated future amortization expense for other intangible assets allocated to Genzyme General as of June 30, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining six months)	$20,036
2003	38,862
2004	38,816
2005	38,751
2006	36,387
2007	36,387

  Adjusted Net Income

        The following table presents the impact SFAS No. 142 would have had on Genzyme General's amortization of intangibles expense and division net income had the standard been in effect for the three and six months ended June 30, 2001 (unaudited, amounts in thousands):

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$18,182	$(9,103)	$9,079	$35,852	$(18,012)	$17,840
Genzyme General's net income before cumulative effect of change in accounting for derivative financial instruments, net of tax	21,718	9,103	30,821	46,863	18,012	64,875
Division net income	21,718	9,103	30,821	51,030	18,012	69,042

6.    Note Receivable from Dyax Corporation

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88. As a result, our option to acquire a 50% interest in DX-88 for hereditary angioedema, or HAE, and other potential indications will now be exercisable following the completion of the ongoing phase 2 clinical trial of DX-88 for the treatment of HAE, or the expenditure by Dyax of at least $8.0 million in development and commercialization costs. As of June 30, 2002, Dyax has incurred $8.3 million of development costs under the collaboration agreement. The restructured agreement also provides Dyax with an option to acquire our interest in the potential application of DX-88 for the reduction of blood loss and other effects of systemic inflammatory responses in surgery. This option expires in March 2003.

        Under the revised collaboration agreement, the line of credit we extended to Dyax was increased from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2% and are due, together with any accrued but unpaid interest, in May 2005. In June 2002, Dyax drew $4.0 million under the note, which we recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any subsequent calendar quarter.

7.    Sale of GTC Common Stock

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of June 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, Genzyme General carries the investment on its combined balance sheet at cost, subject to review for impairment. Based on the market price of GTC common stock at June 30, 2002, our remaining investment would have an unrealized loss of $8.3 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

8.    NeuroCell Joint Venture Refund

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

9.    Derivative Financial Instruments

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

        In accordance with the transition provisions of SFAS No. 133, Genzyme General recorded a cumulative effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the three months ended March 31, 2001 to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended June 30, 2002, Genzyme General recorded a charge of $0.9 million in other expense in its unaudited, combined statements of operations to reflect the change in value of its warrants to purchase shares of GTC common stock from April 1, 2002 to June 30, 2002 as compared to $0.2 million for the same period of 2001. For the six months ended June 30, 2002, Genzyme General recorded a charge of

$2.1 million in other expense in its unaudited, combined statements of operations to reflect the change in value of its warrants to purchase shares of GTC common stock from January 1, 2002 to June 30, 2002 as compared to $3.8 million for the same period a year ago. Genzyme General also recorded a charge of $1.1 million, ($1.7 million pre-tax) in division equity in its unaudited, combined balance sheets to reflect the change in value of its interest rate swaps during the six month period ended June 30, 2002. At June 30, 2002, Genzyme General's interest rate swaps had a fair market value of $(3.1) million.

10.    Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Provision for income taxes	$(17,964)	$(15,803)	14%	$(29,979)	$(30,679)	(2)%
Effective tax rate	29%	42%		30%	40%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Genzyme General's effective tax rate for both the three and six months ended June 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. Genzyme General stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

11.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information for Genzyme General in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme General has two reportable segments:

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

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

        We have provided information concerning the operations in these reportable segments in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Therapeutics (1)	$213,476	$188,543	$404,315	$365,330
Diagnostic Products (2)	20,530	17,790	40,368	34,214
Other (3)	32,303	31,352	63,091	60,464
Eliminations/Adjustments (4)	859	1,313	1,541	1,683

Total	$267,168	$238,998	$509,315	$461,691

Division net income:
Therapeutics (1)	$38,846	$37,692	$65,561	$72,031
Diagnostic Products (2)	681	(4,877)	(764)	(4,095)
Other (3)	1,024	2,888	3,215	4,872
Eliminations/Adjustments (4)	3,860	(13,985)	708	(25,945)

Division net income before cumulative effect of change in accounting for derivative financial instruments	44,411	21,718	68,720	46,863
Cumulative effect of change in accounting for derivative financial instruments, net of tax (5)	—	—	—	4,167

Division net income	$44,411	$21,718	$68,720	$51,030

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

(4)
Eliminations/Adjustments consists primarily of amounts related to Genzyme General's research and development and administrative activities, including investment income and interest expense, that we do not specifically allocate to a particular segment of Genzyme General.

(5)
In connection with the adoption of SFAS No. 133, on January 1, 2001, Genzyme General recorded a cumulative effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General.

  Segment Assets:

        We provide information concerning the assets of Genzyme General's reportable segments in the following table (amounts in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Segment Assets (1)
Therapeutics	$1,605,879	$1,484,387
Diagnostic Products	104,476	105,354
Other (2)	99,054	89,526
Eliminations/Adjustments (3)	1,539,447	1,545,987

Total	$3,348,856	$3,225,254

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

12.    Subsequent Event

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we have formally requested Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect a decision regarding the FDA's acceptance of the Aldurazyme BLA and its Priority Review status by the end of September 2002. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme BLA. If the FDA accepts the BLA and grants Priority Review, we anticipate receiving a response from the FDA regarding the application to market Aldurazyme in the United States six months from the submission date of the completed application.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Net product sales	$57,224	$54,433	$105,387	$103,057
Net service sales	5,604	5,930	10,812	11,458
Revenues from research and development contracts	35	1	35	5

Total revenues	62,863	60,364	116,234	114,520

Operating costs and expenses:
Cost of products sold	25,757	32,131	50,312	60,769
Cost of services sold	3,585	2,811	6,618	5,948
Selling, general and administrative	28,239	35,297	52,738	65,989
Research and development	12,984	11,956	24,856	22,675
Amortization of intangibles	7,863	11,992	15,742	23,313

Total operating costs and expenses	78,428	94,187	150,266	178,694

Operating loss	(15,565)	(33,823)	(34,032)	(64,174)

Other income (expenses):
Equity in net loss of unconsolidated affiliate	—	(780)	—	(1,316)
Other	78	38	111	45
Investment income	326	427	623	939
Interest expense	(2,361)	(3,470)	(4,606)	(8,429)

Total other income (expenses)	(1,957)	(3,785)	(3,872)	(8,761)

Division net loss before cumulative effect of change in accounting for goodwill	(17,522)	(37,608)	(37,904)	(72,935)
Cumulative effect of change in accounting for goodwill	—	—	(98,270)	—

Division net loss	$(17,522)	$(37,608)	$(136,174)	$(72,935)

Comprehensive income (loss), net of tax:
Division net loss	$(17,522)	$(37,608)	$(136,174)	$(72,935)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	498	504	(3,340)	(197)
Unrealized gains on securities, net	—	—	—	97

Other comprehensive income (loss)	498	504	(3,340)	(100)

Comprehensive loss	$(17,024)	$(37,104)	$(139,514)	$(73,035)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,168	$38,623
Accounts receivable, net	36,997	38,293
Inventories	41,982	43,545
Prepaid expenses and other current assets	2,629	2,734

Total current assets	108,776	123,195
Property, plant and equipment, net	52,343	53,794
Goodwill, net	112,708	209,596
Other intangible assets, net	298,119	315,582
Other noncurrent assets	2,260	2,504

Total assets	$574,206	$704,671

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$8,722	$7,835
Accrued expenses	26,477	25,142
Due to Genzyme General	31,460	29,513
Current portion of long-term debt and capital lease obligations	10,810	905

Total current liabilities	77,469	63,395
Long-term debt and capital lease obligations	269,337	234,724
Convertible notes	—	10,000
Other noncurrent liabilities	2,543	2,098

Total liabilities	349,349	310,217

Division equity	224,857	394,454

Total liabilities and division equity	$574,206	$704,671

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Division net loss	$(136,174)	$(72,935)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation and amortization	19,061	27,169
Provision for bad debts	371	228
Equity in net loss of unconsolidated affiliate	—	1,316
Other	(109)	(76)
Cumulative effect of change in accounting for goodwill	98,270	—
Increase (decrease) in cash from working capital changes:
Accounts receivable	1,831	(8,029)
Inventories	2,320	9,432
Prepaid expenses and other current assets	165	261
Accounts payable and accrued expenses	(5,711)	(3,909)
Due to Genzyme General	1,947	20,035

Net cash used in operating activities	(18,029)	(26,508)

Cash Flows from Investing Activities:
Purchase of equity securities	—	(5,000)
Purchases of property, plant and equipment	(1,931)	(2,483)
Purchase of technology rights	(255)	—
Acquisitions, net of acquired cash	—	(23,394)
Other	253	(659)

Net cash used in investing activities	(1,933)	(31,536)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Biosurgery Stock	432	756
Proceeds from draw on credit facility	35,000	—
Payments of debt and capital lease obligations	(483)	(220)
Payment of NeuroCell refund to Genzyme General	(27,063)	—
Net cash allocated to Genzyme General	—	(7)
Bank overdraft	(312)	(653)
Payments received for notes receivable from stockholders	181	3,204
Other	2,312	(214)

Net cash provided by financing activities	10,067	2,866

Effect of exchange rate changes on cash	(1,560)	4

Decrease in cash and cash equivalents	(11,455)	(55,174)
Cash and cash equivalents at beginning of period	38,623	78,163

Cash and cash equivalents at end of period	$27,168	$22,989

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

        The following unaudited pro forma financial summary is presented as if the acquisition of Focal was completed as of January 1, 2001. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities.

  Unaudited Pro Forma Financial Summary:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(Amounts in thousands)
Total revenues	$60,370	$114,667
Division net loss	(43,145)	(83,519)

4.    Inventories (amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$12,041	$13,301
Work-in-process	11,212	11,517
Finished products	18,729	18,727

Total	$41,982	$43,545

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

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill. At January 1, 2002, gross goodwill allocated to Genzyme Biosurgery totaled $238.5 million, including $1.8 million of acquired workforce intangible assets previously classified as purchased intangible assets, net of related deferred tax liabilities.

        In November 2001, we sold the Snowden-Pencer line of surgical instruments, a component of Genzyme Biosurgery's Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We have completed the transitional impairment test for the $112.7 million of net goodwill related to Genzyme Biosurgery's other reporting units in the six months ended June 30, 2002, as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in the net goodwill attributable to Genzyme Biosurgery's segments during the six months ended June 30, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	Impairments	As of June 30, 2002
Goodwill, net:
Cardiothoracic (1,2)	$113,447	$412	$(113,859)	$—
Orthopaedics (1)	114,760	1,429	—	116,189
Biosurgical Specialties	8,414	—	—	8,414

Total	236,621	1,841	(113,859)	124,603
Accumulated Amortization	(27,025)	(459)	15,589	(11,895)

Goodwill, net	$209,596	$1,382	$(98,270)	$112,708

(1)
Adjustments for the Cardiothoracic and Orthopaedics segments represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisitions of Focal and Biomatrix as required by SFAS No. 142.

(2)
Impairment for the Cardiothoracic segment represents the impairment charge recorded by Genzyme Biosurgery in the three months ended March 31, 2002 in accordance with the transitional provisions of SFAS No. 142, related to the goodwill allocated to its cardiothoracic reporting unit.

  Other Intangible Assets

        The following table contains information on other intangible assets allocated to Genzyme Biosurgery for the periods presented (amounts in thousands):

	As of June 30, 2002 (Unaudited)			As of December 31, 2001
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$173,379	$(24,025)	$149,354	$173,379	$(16,123)	$157,256
Patents	79,423	(16,479)	62,944	79,423	(12,769)	66,654
Trademarks	85,228	(12,279)	72,949	85,228	(9,504)	75,724
License fees	640	(77)	563	385	(45)	340
Distribution agreements	13,950	(2,679)	11,271	13,950	(1,807)	12,143
Other	2,197	(1,159)	1,038	4,626	(1,161)	3,465

Total	$354,817	$(56,698)	$298,119	$356,991	$(41,409)	$315,582

        All of Genzyme Biosurgery's other intangible assets are amortized over their estimated useful lives. Total amortization expense for Genzyme Biosurgery's other intangible assets was:

  •
  $7.9 million for the three months ended June 30, 2002;

  •
  $8.2 million for the three months ended June 30, 2001;

  •
  $15.7 million for the six months ended June 30, 2002; and

  •
  $15.5 million for the six months ended June 30, 2001.

        The estimated future amortization expense for other intangible assets allocated to Genzyme Biosurgery as of June 30, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining six months)	$15,543
2003	31,086
2004	30,738
2005	30,479
2006	30,422
2007	30,364

  Adjusted Net Loss

        The following table presents the impact SFAS No. 142 would have had on Genzyme Biosurgery's amortization of intangibles expense and division net loss had the standard been in effect for the three and six months ended June 30, 2001 (unaudited, amounts in thousands):

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$11,992	$(3,789)	$8,203	$23,313	$(7,856)	$15,457
Division net income (loss)	(37,608)	3,789	(33,819)	(72,935)	7,856	(65,079)

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

7.    Revolving Credit Facility

        Genzyme Biosurgery, together with our other operating divisions, has access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million from this facility and allocated the borrowings to Genzyme Biosurgery. At June 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

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

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Cardiothoracic (1)	$17,532	$17,367	$34,053	$35,656
Orthopaedics	30,495	26,488	54,670	46,905
Biosurgical Specialties	14,801	16,508	27,476	31,954
Other (2)	35	1	35	5

Total	$62,863	$60,364	$116,234	$114,520

Gross Profit:
Cardiothoracic (1)	$5,283	$5,291	$10,046	$12,455
Orthopaedics	21,744	19,417	36,994	32,946
Biosurgical Specialties	6,459	714	12,229	2,398
Other (2)	35	—	35	4

Total	$33,521	$25,422	$59,304	$47,803

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

        In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative effect impairment charge of $98.3 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Service revenue	$185	$—	$485	$—
Revenue from research and development contracts	1,469	703	2,938	1,406
Licensing revenue	673	548	1,326	1,212
Royalty revenue	19	28	19	73

Total revenues	2,346	1,279	4,768	2,691

Operating costs and expenses:
Cost of services sold	168	—	287	—
Cost of revenue from research and development contracts and licensing revenue	1,167	485	2,302	1,029
Selling, general and administrative	2,124	1,811	4,193	3,702
Research and development	5,323	7,568	10,621	13,229

Total operating costs and expenses	8,782	9,864	17,403	17,960

Operating loss	(6,436)	(8,585)	(12,635)	(15,269)

Other income (expenses):
Interest income	219	268	407	691
Interest expense	(20)	(14)	(40)	(27)

Total other income (expenses)	199	254	367	664

Division net loss	$(6,237)	$(8,331)	$(12,268)	$(14,605)

Comprehensive income (loss), net of tax:
Division net loss	$(6,237)	$(8,331)	$(12,268)	$(14,605)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	—	(1)	—
Unrealized losses on securities, net	171	—	79	—

Other comprehensive income	169	—	78	—

Comprehensive loss	$(6,068)	$(8,331)	$(12,190)	$(14,605)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,403	$41,135
Short-term investments	4,221	—
Accounts receivable, net	25	463
Prepaid expenses and other current assets	596	702

Total current assets	10,245	42,300
Equipment, net	59	119
Long-term investments	15,853	—

Total assets	$26,157	$42,419

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accrued expenses	$1,042	$1,400
Due to Genzyme General	5,900	7,086
Deferred revenue—current portion	3,574	5,007

Total current liabilities	10,516	13,493
Deferred revenue—long term portion	832	2,113

Total liabilities	11,348	15,606

Division equity	14,809	26,813

Total liabilities and division equity	$26,157	$42,419

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Division net loss	$(12,268)	$(14,605)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation	60	62
Other	(68)	152
Increase (decrease) in cash from working capital changes:
Accounts receivable	438	(92)
Prepaid expenses and other current assets	106	(114)
Accrued expenses and deferred revenue	(3,072)	(1,615)
Due to Genzyme General	(1,186)	1,995

Net cash used in operating activities	(15,990)	(14,217)

Cash Flows from Investing Activities:
Purchases of investments	(21,444)	—
Sales and maturities of investments	1,519	7,792

Net cash provided by (used in) investing activities	(19,925)	7,792

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Molecular Oncology Stock	184	389

Net cash provided by financing activities	184	389

Effect of exchange rate changes on cash	(1)	—

Decrease in cash and cash equivalents	(35,732)	(6,036)
Cash and cash equivalents at beginning of period	41,135	22,209

Cash and cash equivalents at end of period	$5,403	$16,173

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Molecular Oncology's combined financial statements included in Exhibit 13.4 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by generally accepted accounting principles.

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

3.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by Genzyme Molecular Oncology effective at the beginning of fiscal year 2002. As of January 1, 2002, Genzyme Molecular Oncology had no goodwill or other intangible assets, therefore, adoption of the standard had no effect on Genzyme Molecular Oncology's unaudited, combined financial statements for the three and six months ended June 30, 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Note Regarding Forward-Looking Statements" and in Exhibit 99.2 to our 2001 Form 10-K. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

  •
  diagnostic products, with a focus on in vitro diagnostics; and

  •
  other products and services, such as genetic testing services and pharmaceutical materials.

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

        We have three series of common stock—Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock," and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing dividends and distributions. Under these provisions, our charter:

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

        Shares of Biosurgery Stock and Molecular Oncology Stock are subject to certain exchange and redemption provisions as set forth in our charter. One of the exchange provisions allows our board of directors to exchange, at any time, shares of Biosurgery Stock and/or Molecular Oncology Stock for cash, shares of Genzyme General Stock, or a combination of both, valued at a 30% premium to the fair market value (as defined in our charter) of the series of stock being exchanged. We encourage you to read our charter for a more complete discussion of the mandatory and optional exchange and redemption provisions of our common stock.

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

        The staff of the U.S. Federal Trade Commission, which is known as the FTC, is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there will be costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

        In January 2001, Focal, Inc. exercised its option to require us to purchase $5.0 million in Focal common stock. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. In June 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock that we had not previously acquired. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as consideration, valued at approximately $9.5 million. We also assumed all of the outstanding options to purchase Focal common stock and exchanged them for options to purchase Biosurgery Stock on an as-converted basis. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Accordingly, the results of operations of Focal are included in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

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

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—

Critical Accounting Policies" in Exhibit 13.1 to our 2001 Form 10-K. Except for our policy regarding asset impairments, as described below, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by us, as required, on January 1, 2002.

        We periodically evaluate long-lived assets for potential impairment under SFAS No. 144. We perform these evaluations whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or its industry; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

        If we believe an indicator of potential impairment exists, we test to determine whether the impairment recognition criterion in SFAS No. 144 has been met. In evaluating long-lived assets for potential impairment, we make several significant estimates and judgments, including:

  •
  determining the appropriate grouping of assets at the lowest level for which cash flows are available;

  •
  estimating future cash flows associated with the asset or group of assets; and

  •
  determining an appropriate discount rate to use in the analysis.

Use of different estimates and judgments could yield significantly different results in this analysis and could result in materially different asset impairment charges.

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. Unlike SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," goodwill impairment tests performed under SFAS No. 142 do not involve an initial test comparing the projected undiscounted cash flows to the carrying amount of goodwill. Instead, SFAS No. 142 requires that goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. Effective January 1, 2002, we reclassified $4.3 million of acquired workforce intangible assets, previously classified as other intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of our Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We have completed the transitional impairment test for the $605.1 million of net goodwill related to our other reporting units in the six months ended June 30, 2002, as provided by SFAS No. 142 and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill.

A.    RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

GENZYME CORPORATION

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue	$299,980	$273,473	10%	$566,606	$524,303	8%
Service revenue	28,024	24,235	16%	54,707	47,995	14%

Total product and service revenue	328,004	297,708	10%	621,313	572,298	9%
Research and development revenue	4,188	2,933	43%	8,819	6,604	34%

Total revenues	$332,192	$300,641	10%	$630,132	$578,902	9%

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

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General:
Therapeutics:
Cerezyme/Ceredase enzymes	$154,717	$141,312	9%	$302,783	$280,943	8%
Renagel phosphate binder	39,543	40,408	(2)%	69,075	69,003	—
Other therapeutic products	18,083	6,503	178%	29,528	13,179	124%

Total Therapeutics	212,343	188,223	13%	401,386	363,125	11%
Diagnostic Products	20,530	17,790	15%	40,368	34,214	18%
Other	9,883	13,027	(24)%	19,465	23,907	(19)%

Total product revenue—Genzyme General	242,756	219,040	11%	461,219	421,246	9%

Genzyme Biosurgery:
Cardiothoracic	17,532	17,367	1%	34,053	35,656	(4)%
Orthopaedics	25,767	21,709	19%	45,765	37,777	21%
Biosurgical specialties	13,925	15,357	(9)%	25,569	29,624	(14)%

Total product revenue—Genzyme Biosurgery	57,224	54,433	5%	105,387	103,057	2%

Total product revenues	$299,980	$273,473	10%	$566,606	$524,303	8%

Genzyme General—Therapeutics

        The increase in Therapeutics product revenue for both the three and six months ended June 30, 2002 as compared to the same periods a year ago, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of sales of Thyrogen® hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer and sales of Fabrazyme® enzyme, a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease.

        The growth in sales of Cerezyme enzyme in both the three and six months ended June 30, 2002 was attributable to our continued identification of new Gaucher disease patients worldwide resulting from significant investment in our global sales and marketing infrastructure. Additionally, we continue to sell Ceredase enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients that were using Ceredase enzyme to a treatment regimen using Cerezyme enzyme.

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

        Genzyme General is aware of companies that have initiated efforts to develop competitive products. Oxford Glycosciences plc, for example, is developing Zavesca™ (OGT 918), a small molecule drug candidate for the treatment of Type 1 Gaucher disease. OGT 918 has been granted orphan drug status in the United States for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In 2001, Oxford Glycosciences submitted a Marketing Authorisation Application (MAA) to the European Agency for the Evaluation of Medicinal Products (EMEA), as well as a New Drug Application (NDA) to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. In June 2002, the FDA issued a complete response letter on the NDA for OGT 918. In the letter the FDA stated that, in its opinion, the product is not approvable due to OGS' failure to provide sufficient support for the safety and efficacy of OGT 918. In July 2002, the Committee for Proprietary Medicinal Products (CPMP), of the EMEA issued a positive opinion recommending marketing approval of OGT 918 for the treatment of Type 1 Gaucher disease. The CPMP's decision states that the product is indicated only for mild-to-moderate forms of Type 1 Gaucher disease, and may be used only if the treatment of patients for whom enzyme replacement therapy is unsuitable. The CPMP requested OGS provide follow-up safety data. To date, virtually all Gaucher disease patients who have received enzyme replacement therapy have experienced strong clinical benefit with few side effects.

        The following table provides information regarding the change in sales of our Gaucher disease therapies during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Cerezyme/Ceredase enzymes	$154,717	$141,312	9%	$302,783	$280,943	8%
% of total product revenue	52%	52%		53%	54%

        Although sales of our Gaucher disease therapies continue to increase, we expect them to decline as a percentage of total product revenue in the future. We expect sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage dialysis patients;

  •
  our ability to effectively manage inventories;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to expand manufacturing capacity; and

  •
  our ability to manufacture sufficient quantities to meet demand.

        The following table provides information regarding the change in sales of Renagel phosphate binder during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Renagel phosphate binder	$39,543	$40,408	(2)%	$69,075	$69,003	—
% of total product revenue	13%	15%		12%	13%

Sales for the three and six months ended June 30, 2002, reflect the impact of a reduction in average domestic wholesaler inventory levels.

        Other therapeutics revenue consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and royalties earned on sales of WelChol™ compound. The increase in other therapeutics revenue for the three months ended June 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 54% increase in sales of Thyrogen hormone to $6.8 million primarily due to increased market penetration. Thyrogen hormone was launched in Europe during the fourth quarter of 2001 as a result of a positive opinion rendered in September 2001 by the CPMP of the EMEA, which was necessary for commercial introduction of the product;

  •
  a 638% increase in sales of Fabrazyme enzyme in Europe to $6.0 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme. Fabrazyme was launched in Europe in August 2001; and

  •
  a 296% increase in royalty revenue for WelChol compound to $5.0 million primarily due to increased market penetration as a first-line therapy. WelChol compound is marketed in the U.S. by Sankyo Pharma, Inc. for use alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The increase in other therapeutics revenue for the six months ended June 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 49% increase in sales of Thyrogen hormone to $12.8 million primarily due to increased market penetration;

  •
  a 557% increase in sales of Fabrazyme enzyme in Europe to $10.0 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 214% increase in royalty revenue for WelChol compound to $6.5 million primarily due to increased market penetration as a first-line therapy.

Genzyme General—Diagnostic Products

        Diagnostic Products revenue increased $2.7 million, or 15%, to $20.5 million for the three month period ended June 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to:

  •
  a 49% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $4.8 million, which tests we obtained through our acquisition of Wyntek in June 2001; and

  •
  an 8% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $15.8 million.

        Diagnostic Products revenue increased $6.2 million, or 18%, for the six month period ended June 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to:

  •
  a 112% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $10.3 million; and

  •
  a 3% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $30.1 million.

Genzyme General—Other Product Revenue

        The 24% decrease in other product revenue for the three months ended June 30, 2002 as compared to the same period a year ago is primarily due to a 23% decrease in sales of pharmaceutical materials such as lipids, synthetic peptides and liquid crystals for drug delivery to $6.8 million. The 19% decrease in other product revenue for the six months ended June 30, 2002 as compared to the same period a year ago is primarily due to a 19% decrease in sales of pharmaceutical materials, such as lipids, synthetic peptides and liquid crystals for drug delivery, to $13.5 million.

Genzyme Biosurgery—Cardiothoracic

        Cardiothoracic products include fluid management (chest drainage) systems, surgical closures, biomaterials and instruments for conventional, minimally invasive and off-pump cardiac surgery.

        Cardiothoracic product revenue increased 1% for the three months ended June 30, 2002, as compared to the same period a year ago, primarily due to a 28% increase in the combined sales of FocalSeal®-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $4.6 million. The increase was partially offset by a 3% decline in revenue from sales of surgical closures to $4.6 million due to our withdrawal of certain commodity suture lines in Europe and an 8% decline in the combined revenues from sales of fluid management systems and instruments for cardiac surgery to $8.3 million.

        Cardiothoracic product revenue decreased 4% for the six months ended June 30, 2002, as compared to the same period a year ago, primarily due to a 13% decline in revenue from sales of surgical closures to $8.7 million resulting from our withdrawal of certain commodity suture lines in Europe and a 10% decline in the combined revenues from sales of fluid management systems and instruments for cardiac surgery to $16.6 million. These decreases were partially offset by a 22% increase in the combined sales of FocalSeal-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $8.7 million.

Genzyme Biosurgery—Orthopaedics

        Orthopaedics product revenue increased $4.1 million, or 19%, for the three months and $8.0 million, or 21%, for the six months ended June 30, 2002, as compared to the same periods a year ago, primarily due to increased sales of Synvisc viscosupplementation product.

Genzyme Biosurgery—Biosurgical Specialties

        Biosurgical Specialties product revenue decreased $1.4 million, or 9%, in the three months ended June 30, 2002, as compared to the same period a year ago. The decrease is due to a $4.8 million, or 97%, decrease in sales of surgical instruments due to the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a $1.8 million, or 25%, increase in sales of Sepra products and a $1.4 million, or 331%, increase in the sale of Hylaform® products.

        Biosurgical Specialties product revenue decreased $4.1 million, or 14%, for the six months ended June 30, 2002, as compared to the same period a year ago. The decrease is due to a $9.1 million, or 94%, decrease in sales of surgical instruments due to the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a $3.8 million, or 27%, increase in sales of Sepra products and a $1.7 million, or 155%, increase in the sale of Hylaform products.

Service Revenue

        We derive service revenues from four principal sources:

  •
  genetic testing services performed by Genzyme General;

  •
  Genzyme Biosurgery's Carticel chondrocytes for the treatment of cartilage damage;

  •
  Genzyme Biosurgery's Epicel skin grafts for the treatment of severe burns; and

  •
  Genzyme Molecular Oncology's provision of services related to LongSAGE™, which is an extension of the SAGE™ technology.

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General—Other	$22,420	$18,305	22%	$43,595	$36,537	19%
Genzyme Biosurgery:
Orthopaedics	4,728	4,779	(1)%	8,905	9,128	(2)%
Biosurgical Specialties	876	1,151	(24)%	1,907	2,330	(18)%

Total service revenue—Genzyme Biosurgery	5,604	5,930	(5)%	10,812	11,458	(6)%

Genzyme Molecular Oncology	185	—	N/A	485	—	N/A
Eliminations/Adjustments (1)	(185)	—	N/A	(185)	—	N/A

Total service revenue	$28,024	$24,235	16%	$54,707	$47,995	14%

(1)
Represents the elimination of interdivisional revenue.

        The 22% increase in Genzyme General's other service revenue for the three months ended June 30, 2002 as compared to the same period a year ago is primarily due to increased sales of genetic testing services to $22.4 million. The 19% increase in other service revenue for the six months ended June 30, 2002 as compared to the same period a year ago is primarily due to increased sales of genetic testing services to $43.6 million. The increases for both periods were primarily attributable to expanded presence in the prenatal market and a broader test menu in oncology.

        Orthopaedics service revenue did not change significantly during the three and six months ended June 30, 2002 when compared to the same periods a year ago. Increased sales of Carticel chondrocyte services in the U.S. for both the three and six months ended June 30, 2002 were offset by decreased

European sales of the service in each period. We have not been actively seeking new partners or marketing Carticel chondrocytes in Europe since the second quarter of 2001. The decrease in Biosurgical Specialties service revenue for both the three and six months ended June 30, 2002, as compared to the same periods a year ago, is attributable to decreased sales of Epicel skin grafts services in each period.

        Genzyme Molecular Oncology's service revenue for the six months ended June 30, 2002 includes $0.3 million received under an agreement with a pharmaceutical company related to LongSAGE. This was Genzyme Molecular Oncology's first agreement related to this technology, so no such revenues were recorded for the three and six months ended June 30, 2001.

Research and Development Revenue

        We derive research and development revenue primarily from:

  •
  research initiatives related to Genzyme General's Therapeutics programs;

  •
  research and development services Genzyme General performed on behalf of GTC; and

  •
  license fees and funded research related to Genzyme Molecular Oncology's programs.

        The following table sets forth our research and development revenues on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General:
Therapeutics	$1,133	$320	254%	$2,929	$2,205	33%
Other	—	20	(100)%	31	20	55%
Eliminations/Adjustments	859	1,313	(35)%	1,541	1,683	(8)%

Total research and development revenue—Genzyme General	1,992	1,653	21%	4,501	3,908	15%
Genzyme Biosurgery—Other	35	1	3,400%	35	5	600%
Genzyme Molecular Oncology	2,161	1,279	69%	4,283	2,691	59%

Total research and development revenue	$4,188	$2,933	43%	$8,819	$6,604	34%

        Research and development revenue allocated to Genzyme General is related primarily to research initiatives for its Therapeutics business segment. Eliminations/Adjustments includes research and development efforts we conducted on behalf of GTC and amounts related to Genzyme General's research and development activities that we do not specifically allocate to a particular segment of Genzyme General.

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

        The increase in research and development revenue allocated to Genzyme Molecular Oncology for the three and six months ended June 30, 2002 is the result of the initiation of the collaboration agreement with Kirin in November 2001 and a planned increase in the amount of research performed on behalf of Purdue, offset in part by a reduction in revenues associated with the cancer diagnostic assets. As a result of the transfer of the cancer diagnostic assets to Genzyme General, Genzyme Molecular Oncology will no longer be allocated revenue arising from the licensing of rights to those assets.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. Most of our international revenue is attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
International product and service revenue	$123,563	$100,915	22%	$238,888	$209,819	14%
% of total product and service revenue	38%	34%		38%	37%

        International sales of Cerezyme enzyme increased 13% to $81.1 million for the three months ended June 30, 2002 as compared to $71.4 in the same period a year ago. International sales of Cerezyme enzyme increased 6% to $158.9 million for the six months ended June 30, 2002 as compared to $149.2 in the same period a year ago.

        The increase for the three months ended June 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  an 11% increase in international unit sales of Cerezyme enzyme; and

  •
  an approximately 5% increase in the average exchange rate of the Euro.

        The increase for the six months ended June 30, 2002 as compared to the same period a year ago is primarily due to a 7% increase in international unit sales of Cerezyme enzyme.

        International sales of Renagel phosphate binder increased 157% to $10.5 million for the three months ended June 30, 2002 as compared to $4.1 million for the same period a year ago. International sales of Renagel phosphate binder increased 150% to $18.8 million for the six months ended June 30, 2002 as compared to $7.6 million for the same period a year ago.

        The increases for the three and six months ended June 30, 2002 as compared to the same periods a year ago are primarily due to:

  •
  the on-going launch of Renagel phosphate binder tablets in Europe; and

  •
  the expansion of the European Renagel phosphate binder sales forces.

MARGINS

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin:
Genzyme General	$191,991	$171,571	12%	$362,855	$325,883	11%
Genzyme Biosurgery	31,467	22,302	41%	55,075	42,288	30%

Total product margin	$223,458	$193,873	15%	$417,930	$368,171	14%

Service margin:
Genzyme General	$9,566	$7,688	24%	$18,875	$15,636	21%
Genzyme Biosurgery	2,019	3,119	(35)%	4,194	5,510	(24)%
Genzyme Molecular Oncology	17	—	N/A	198	—	N/A
Elimination	(17)	—	N/A	(17)	—	N/A

Total service margin	$11,585	$10,807	7%	$23,250	$21,146	10%

Total gross margin:
Genzyme General	$201,557	$179,259	12%	$381,730	$341,519	12%
Genzyme Biosurgery	33,486	25,421	32%	59,269	47,798	24%
Genzyme Molecular Oncology	17	—	N/A	198	—	N/A
Elimination	(17)	—	N/A	(17)	—	N/A

Total gross margin	$235,043	$204,680	15%	$441,180	$389,317	13%

        We provide a broad range of healthcare products and services. As a result, our gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than from sales of surgical or diagnostic products.

Product Margin

        Our total product margin increased 15% for the three months ended June 30, 2002 as compared to the same period a year ago, primarily due to a 10% increase in total product revenue coupled with a favorable 4% decrease in the total cost of products sold. Product margin increased 14% for the six months ended June 30, 2002 as compared to the same period a year ago, primarily due to an 8% increase in total product revenue coupled with a favorable 5% decrease in the total cost of products sold.

        The 12% increase in product margin for products allocated to Genzyme General and the increase in product margin as a percentage of product revenue for the three months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to an 11% increase in product revenue offset by a 7% increase in the cost of products sold. The 11% increase in product margin for products allocated to Genzyme General and the increase in product margin as a percentage of product revenue for the six months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to a 9% increase in product revenue offset by a 3% increase in the cost of products sold. The improved margins for both periods were primarily the result of an increase in sales of higher margin Therapeutics products. Sales of Therapeutics products such as Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme increased for both periods as compared to the same periods a year ago, while cost of Therapeutics products sold decreased for both periods as compared to the same periods a year ago. The decrease in cost of Therapeutics products sold was primarily attributable to a volume discount on the production costs for Renagel phosphate binder in both periods in accordance with certain third party manufacturing agreements and greater manufacturing efficiencies gained across a number of product areas. Contributing to the decrease in cost of Therapeutics products sold for both periods, as compared to the same periods a year ago, were charges of $4.7 million for the three months ended June 30, 2001 and $8.2 million for the six months ended June 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000, for which there were no comparable amounts in the same periods of 2002. Also impacting product margins slightly were margins attributable to lower margin Diagnostic Products. Although sales of Diagnostic Products, such as point of care rapid diagnostic tests for pregnancy and infectious diseases, increased for both periods as compared to the same periods a year ago, cost of Diagnostic Products sold also increased for both periods as compared to a the same periods a year ago. The increase in cost of Diagnostic Products sold was partially attributable to a charge of $2.8 million recorded in the three months ended March 31, 2002 for the planned closure of a Diagnostic Products manufacturing facility in San Carlos, CA. We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to the lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of Diagnostic Products continue to increase.

        For products allocated to Genzyme Biosurgery, the 41% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to a modest increase in revenue and a favorable 20% decrease in cost of products sold. The decrease in the cost of products sold was primarily related to our December 2000 acquisition of Biomatrix, Inc., which was allocated to Genzyme Biosurgery. As part of the acquisition, we adjusted the acquired inventory to fair value, resulting in an increase of $11.3 million. This amount was fully amortized to cost of products sold as the acquired inventory was sold in 2001. For the three months ended June 30, 2001, $5.3 million was charged to cost of products sold. Excluding this adjustment, Genzyme Biosurgery's product margin for the three months ended June 30, 2001 would have been 51%.

        The 30% increase in product margin for products allocated to Genzyme Biosurgery and the increase in product margin as a percentage of product revenue for the six months ended June 30, 2002 as compared to the same period as year ago was primarily attributable to a modest increase in revenue and a favorable 17% decrease in cost of products sold as discussed above. For the six months ended June 30, 2001, $11.3 million related to the Biomatrix acquisition was charged to cost of products sold. Excluding this adjustment, Genzyme Biosurgery's product margin for the six months ended June 30, 2001 would have been 52%.

        Excluding the adjustments described above, product margin for products allocated to Genzyme Biosurgery increased in the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily as a result of an increase in sales of Synvisc viscosupplementation product, a higher margin product.

Service Margin

        Our total service margin increased 7% for the three months ended June 30, 2002 as compared to the same period a year ago primarily due to a 16% increase in total service revenue, which was partially offset by a 22% increase in total cost of services sold. Service margin increased 10% for the six months ended June 30, 2002 as compared to the same period a year ago primarily due to a 14% increase in service revenue, which was partially offset by a 17% increase in total cost of services sold.

        Service margin for services allocated to Genzyme General increased for the three and six months ended June 30, 2002 as compared to the same period a year ago primarily due to increased sales of genetic testing services attributable to our expanded presence in the prenatal market and a broader test menu in oncology.

        Service margin for services allocated to Genzyme Biosurgery decreased for the three and six months ended June 30, 2002 as compared to the same period a year ago primarily due to decreased sales of both Carticel chondrocytes and Epicel skin grafts.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 7% for the three month period ended June 30, 2002 and 10% for the six month period ended June 30, 2002 as compared to same periods a year ago as a result of:

  •
  increased staffing to support the growth in several of the product lines allocated to Genzyme General;

  •
  increased expenditures to support the increased sales of Cerezyme enzyme, the growth in sales of Renagel phosphate binder and Thyrogen hormone, and the continued launch of Fabrazyme enzyme in Europe; and

  •
  the addition of expenses resulting from our acquisitions of Novazyme, Focal and Wyntek, which were partially offset by decreased expenses related to the sale of the former Snowden-Pencer line of surgical instruments and to efforts within Genzyme Bisourgery to streamline and consolidate selling efforts.

        In addition, the three and six months ended June 30, 2001 include $5.5 million of costs associated with the consolidation of Genzyme Biosurgery's European operations, for which there were no comparable amounts in the same periods of 2002.

Research and Development Expenses

        Research and development expenses increased 22% for the three month period ended June 30, 2002 and 32% for the six month period ended June 30, 2002 as compared to the same periods a year ago as a result of:

  •
  the increased cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  increased spending on our orthopaedics development programs, primarily Synvisc viscosupplementation product;

  •
  charges related to our Pompe development program as described below;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek;

  •
  the addition of spending on the cardiothoracic development programs, particularly cell therapy;

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis, and anti-obesity programs; and

  •
  increased spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease.

        Included in research and development expenses for the six month period ended June 30, 2002 are expenses associated with a comparison study of our enzyme programs for treatment of Pompe disease that we concluded during the first quarter of 2002. The enzyme programs included:

  •
  the internally produced enzyme derived from a Chinese hamster ovary, or CHO, cell line;

  •
  the CHO enzyme licensed from Synpac (North Carolina), Inc. in 2000; and

  •
  an enzyme produced using technology we obtained in the Novazyme acquisition in 2001.

        The analysis of the data from that study indicated that our internally developed CHO product offers the clearest and most efficient pathway to commercialization based on both clinical and manufacturing considerations. As a result of this analysis we:

  •
  have cancelled our manufacturing contact for the clinical development of the CHO therapy licensed from Synpac while recording a charge of $8.8 million to research and development in the first quarter of 2002 to reflect bulk product purchases and contract cancellation charges;

  •
  will continue to supply the CHO therapy licensed from Synpac to patients participating in the extensions of clinical trials, as we have with patients receiving the transgenic enzyme developed in a joint venture with Pharming Group, N.V., until they can be transitioned to a CHO-cell product; and

  •
  will proceed with the pre-clinical development of an enzyme product using technology we obtained through our acquisition of Novazyme as a potential next-generation therapy for Pompe disease and utilize Novazyme's engineering technologies to develop improved second-generation versions of our marketed products and optimal products for the treatment of other LSD's.

        Research and development expenses for the six months ended June 30, 2002 include a charge of $2.0 million we recorded in the first quarter of 2002 representing the restructuring of Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense decreased 42% to $17.6 million for the three months ended June 30, 2002 and 41% to $35.2 million for the six months ended June 30, 2002 as compared to the same periods in 2001 due to our adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect on January 1, 2001, our amortization of intangibles expense would have been as follows:

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
	(Unaudited, amounts in thousands)
Amortization of intangibles	$30,174	$(12,892)	$17,282	$59,165	$(25,868)	$33,297

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. We recorded this amount as a charge to expense in our unaudited, consolidated statements of operations and in Genzyme General's unaudited, combined statements of operations for the quarter ended September 30, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of

LSDs. As of June 30, 2002, we estimate that it will take approximately four to six years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

Wyntek

        In June 2001, in connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. We recorded this amount as a charge to expense in our unaudited, consolidated statements of operations and in Genzyme General's unaudited, combined statements of operations for the quarter ended June 30, 2001.

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

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statement of operations and in Genzyme General's combined statements of operations for the year ended December 31, 2000. As of June 30, 2002, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when our management believes Genzyme General may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status at June 30, 2002		Value at Acquisition Date	Estimated Cost to Complete at June 30, 2002	Year of Expected Product Launch
				(Amounts in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	• • •	Clinical studies scheduled for completion in 2002, 2003 and 2004 Phase 4 trials ongoing in the U.S. Phase 3 trials ongoing in Japan	$19.7	$5.1	(1)
GT160-246	C. difficile colitis	•	Phase 2 trial ongoing	37.4	31.1	2006
GT56-252 Oral Iron Chelator	Iron overload disease	• •	Filed an IND in Q4 2001 Approval to commence Phase 1 trials in Europe obtained 2001	15.7	23.5	2007
GT316-235 Fat absorption inhibitor	Anti-obesity	•	Expected to file an IND in the first half of 2003	17.8	38.2	2010
Polymer	Oral Mucositis	•	IND expected to be filed in the second quarter of 2003	17.8	29.1	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$127.0

(1)
Year of launch not estimable due to early stage of the program.

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations and in Genzyme Biosurgery's combined statement of operations for the year ended December 31, 2000. As of June 30, 2002, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status at June 30, 2002		Value at Acquisition Date	Estimated Cost to Complete at June 30, 2002	Year of Expected Product Launch
				(Amounts in millions)
Visco-supplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • • •	Prelaunch for hip indication in Europe Preclinical for hip indication in U.S. Preclinical for knee indication Preclinical for other joints	$33.8	(1)	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• •	Preclinical—gynecological and pelvic indications Phase 2—spine indications	48.3	(1)	2003 to 2006

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

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(3,948)	$(11,796)	(67)%	$(8,042)	$(20,811)	(61)%
Gain (loss) on investments in equity securities	343	(1,532)	(122)%	509	(1,532)	(133)%
Minority interest in net loss of subsidiary	—	725	(100)%	—	1,999	(100)%
Other	1,827	(133)	(1,474)%	963	(3,843)	(125)%
Investment income	12,624	12,493	1%	26,061	22,641	15%
Interest expense	(7,059)	(10,766)	(34)%	(13,865)	(22,136)	(37)%

Total other income (expenses)	$3,787	$(11,009)	(134)%	$5,626	$(23,682)	(124)%

Equity in Net Loss of Unconsolidated Affiliates

        We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

Joint Venture	Partner	Effective Date	Product/Indication	Genzyme Division
BioMarin/ Genzyme LLC	BioMarin Pharmaceutical Inc.	September 1998	Aldurazyme™ enzyme for the treatment of mucopolysaccharidosis-I	Genzyme General
Pharming/ Genzyme LLC(1)	Pharming Group, N.V.(2)	October 1998	Human alpha-glucosidase for the treatment of Pompe disease (transgenic product)	Genzyme General
Genzyme/Pharming Alliance LLC(3)	Pharming Group, N.V.(2)	June 2000	Human alpha-glucosidase for the treatment of Pompe disease (produced using CHO cells)	Genzyme General
Diacrin/ Genzyme LLC	Diacrin, Inc.	October 1996	Products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases	Genzyme Biosurgery (until May 1999); Genzyme General (after May 1999)

(1)
Beginning in August 2001, we became responsible for funding all of the operations of Pharming/Genzyme LLC, which in turn is legally obligated to supply transgenically-derived human alpha-glucosidase enzyme until the patients currently enrolled in the clinical trial of this product can be transitioned to a CHO-cell product.

(2)
Since August 2001, Pharming Group N.V. has been operating under court-supervised receivership.

(3)
In August 2001, we terminated our strategic alliance with Pharming Group N.V. and certain of its subsidiaries for the development of a CHO-cell product for Pompe disease and assumed full operational and financial responsibility for the development of the CHO-cell product.

        Through May 31, 2002, our equity in net loss of unconsolidated affiliates included our portion of the losses of GTC. Our equity in net loss of unconsolidated affiliates decreased for both the three and six months ended June 30, 2002, as compared to the same periods a year ago, primarily as the result of the August 2001 termination of our strategic alliance with Pharming Group, N.V. for the development of a CHO-cell derived product for the treatment of Pompe disease. In addition, in August 2001, we became responsible for funding the costs to produce transgenically-derived alpha-glucosidase and related clinical trial costs for Pharming/Genzyme LLC until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product. Our share of losses for both joint ventures was $4.1 million for the three months ended June 30, 2001 and $6.8 million for the six months ended June 30, 2002.

        The decreases in our equity in net loss of unconsolidated affiliates for the three and six months ended June 30, 2002 as compared to the same periods a year ago were also attributable to decreased losses from our joint ventures with BioMarin and Diacrin, which were offset in part by a slight increase in losses in our equity position in GTC.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of June 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, we carry the investment on our consolidated balance sheet and the combined balance sheet of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at June 30, 2002, our remaining investment would have an unrealized loss of $8.3 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

        On June 30, 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock that we did not already hold and began consolidating the operations of Focal. Prior to this transaction we recorded in equity in net loss of unconsolidated affiliates our portion of the results of Focal, which were $0.8 million during the three months ended June 30, 2001 and $1.3 million during the six months ended June 30, 2001.

Gain (Loss) on Investment in Equity Securities

        For the three and six months ended June 30, 2001, we recorded a $1.2 million realized loss to reflect the fair market value of our investment in Aronex Pharmaceuticals resulting from Antigenics Inc.'s April 2001 announcement that it had entered into a definitive merger agreement with Aronex. The merger was completed in July 2001. Under the terms of the merger agreement, we received 0.0594 of a share of Antigenics common stock for each of our shares of Aronex common stock.

Minority Interest in Net Loss of Subsidiary

        As a result of our combined direct (until July 2001) and indirect interest in ATIII LLC, Genzyme General had consolidated the results of ATIII LLC, recording GTC's portion of the losses of that joint venture as minority interest. ATIII LLC was a joint venture we formed with GTC for the development and commercialization of transgenically-derived antithrombin III. In July 2001, we transferred our 50% ownership interest in ATIII LLC to GTC and stopped recording minority interest.

Investment Income

        Our investment income increased 1% for the three months ended June 30, 2002 and increased 15% for the six months ended June 30, 2002 as compared to the same periods a year ago primarily due to higher average cash balances. The higher cash balances resulted primarily from our May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General.

Interest Expense

        Our interest expense decreased 34% for the three months ended June 30, 2002 and 37% for the six months ended June 30, 2002 as compared to the same periods a year ago primarily due to the June 2001 redemption of our $250.0 million in principal of 5 1/4% convertible subordinated notes due 2005, which was partially offset by the May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Also in May 2001, Genzyme General used a portion of the $562.1 million in net proceeds from the private placement of the 3% convertible subordinated debentures due May 2021 to repay the $150.0 million we had drawn under our revolving credit facility in December 2000.

Tax (Provision) Benefit

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
(Provision for) benefit from income taxes	$(10,293)	$2,064	(599)%	$(13,431)	$2,734	(591)%
Effective tax rate	27%	25%		28%	27%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Our effective tax rate for both the three and six months ended June 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. We stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

Cumulative Effects of Changes in Accounting for Goodwill and Derivative Financial Instruments

        On January 1, 2002, we adopted SFAS No. 142, which requires that ratable amortization of goodwill be replaced with periodic impairment testing of goodwill. Accordingly, we ceased amortizing goodwill effective January 1, 2002.

        In accordance with the transitional provisions of SFAS No. 142, we tested the impairment of the goodwill for our cardiothoracic reporting unit and recorded an impairment charge of $98.3 million in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002, which we recorded as the cumulative effect of a change in accounting for goodwill.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our unaudited, consolidated balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in income, unless the derivative is part of a qualified hedging relationship.

        In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations and in the unaudited, combined statement of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended June 30, 2002, we recorded a charge of $0.9 million in other expense in our unaudited, consolidated statements of operations and in the unaudited, combined statement of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of GTC common stock from April 1, 2002 to June 30, 2002 as compared to $0.2 million for the same period of 2001. For the six months ended June 30, 2002, we recorded a charge of $2.1 million in other expense to reflect the change in fair value of our warrants to purchase shares of GTC common stock from January 1, 2002 to June 30, 2002 as compared to $3.8 million for the same period a year ago. We also recorded a charge of $1.1 million, ($1.7 million pre-tax) in other comprehensive income (loss), in our stockholders' equity in our unaudited, consolidated balance sheets and in division equity in the unaudited, combined balance sheet of Genzyme General to reflect the change in value of our interest rate swaps during the six month period ended June 30, 2002. At June 30, 2002, our interest swaps had a fair market value of $(3.1) million.

GENZYME GENERAL
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme General's financial statements.

ACQUISITIONS

        In September 2001, we acquired all of the outstanding capital stock of Novazyme for an initial payment of approximately 2.6 million shares of Genzyme General Stock valued at $110.6 million. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling $87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

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

CRITICAL ACCOUNTING POLICIES

        The critical accounting policies for Genzyme General are set forth under the heading "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.2 to our 2001 Form 10-K. Except for Genzyme General's policy regarding asset impairments, as described below, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by Genzyme General, as required, on January 1, 2002.

        Genzyme General periodically evaluates long-lived assets for potential impairment under SFAS No. 144. Genzyme General performs these evaluations whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or its industry; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

        If Genzyme General believes an indicator of potential impairment exists, it tests to determine whether the impairment recognition criterion in SFAS No. 144 has been met. In evaluating long-lived assets for potential impairment, Genzyme General makes several significant estimates and judgments, including:

  •
  determining the appropriate grouping of assets at the lowest level for which cash flows are available;

  •
  estimating future cash flows associated with the asset or group of assets; and

  •
  determining an appropriate discount rate to use in the analysis.

Use of different estimates and judgments could yield significantly different results in this analysis and could result in materially different asset impairment charges.

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

        Effective January 1, 2002, Genzyme General reclassified $2.4 million of workforce intangible assets previously classified as other intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        We have completed transitional impairment tests for the $492.4 million of net goodwill related to Genzyme General's reporting units in the three months ended March 31, 2002, as provided by SFAS No. 142 and determined that no impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill.

REVENUES

        The components of Genzyme General's total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue	$242,756	$219,040	11%	$461,219	$421,246	9%
Service revenue	22,420	18,305	22%	43,595	36,537	19%

Total product and service revenue	265,176	237,345	12%	504,814	457,783	10%
Research and development revenue	1,992	1,653	21%	4,501	3,908	15%

Total revenues	$267,168	$238,998	12%	$509,315	$461,691	10%

Product and Service Revenue

        The following table sets forth Genzyme General's product and service revenues on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product Revenue:
Therapeutics:
Cerezyme/Ceredase enzymes	$154,717	$141,312	9%	$302,783	$280,943	8%
Renagel phosphate binder	39,543	40,408	(2)%	69,075	69,003	—
Other therapeutic products	18,083	6,503	178%	29,528	13,179	124%

Total Therapeutics	212,343	188,223	13%	401,386	363,125	11%
Diagnostic Products	20,530	17,790	15%	40,368	34,214	18%
Other	9,883	13,027	(24)%	19,465	23,907	(19)%

Total product revenue	242,756	219,040	11%	461,219	421,246	9%
Service Revenue:
Other	22,420	18,305	22%	43,595	36,537	19%

Total product and service revenue	$265,176	$237,345	12%	$504,814	$457,783	10%

Therapeutics

        Genzyme General's increase in Therapeutics product revenue for both the three and six months ended June 30, 2002 as compared to the same period a year ago, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer and sales of Fabrazyme enzyme, a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease.

        The growth in sales of Cerezyme enzyme in both the three and six months ended June 30, 2002 was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide resulting from significant investment in our global sales and marketing infrastructure. Additionally, Genzyme General continues to sell Ceredase enzyme for the treatment of Gaucher disease, although we have successfully converted virtually all Gaucher disease patients that were using Ceredase enzyme to a treatment regimen using Cerezyme enzyme.

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

        Genzyme General is aware of companies that have initiated efforts to develop competitive products. Oxford Glycosciences plc, for example, is developing Zavesca (OGT 918), a small molecule drug candidate for the treatment of Type 1 Gaucher disease. OGT 918 has been granted orphan drug status in the United States for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In 2001, Oxford Glycosciences submitted an MAA to the EMEA, as well as an NDA to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. In June 2002, the FDA issued a complete response letter on the NDA for OGT 918. In the letter the FDA stated that, in its opinion, the product is not approvable due to OGS' failure to provide sufficient support for the safety and efficacy of OGT 918. In July 2002, the CPMP of the EMEA issued a positive opinion recommending marketing approval of OGT 918 for the treatment of Type 1 Gaucher disease. The CPMP's decision states that the product is indicated only for mild-to-moderate forms of Type 1 Gaucher disease, and may be used only if the treatment of patients for whom enzyme replacement therapy is unsuitable. The CPMP requested OGS provide follow-up safety data. To date, virtually all Gaucher disease patients who have received enzyme replacement therapy have experienced strong clinical benefit with few side effects.

        The following table provides information regarding the change in sales of Genzyme General's Gaucher disease therapies as a percentage of total product revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Cerezyme/Ceredase enzymes	$154,717	$141,312	9%	$302,783	$280,943	8%
% of total product revenue	64%	65%		66%	67%

        Although sales of Genzyme General's Gaucher disease therapies continue to increase, we expect them to decline as a percentage of total product revenue in the future. Genzyme General expects sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage dialysis patients;

  •
  our ability to effectively manage inventories;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to expand manufacturing capacity; and

  •
  our ability to manufacture sufficient quantities to meet demand.

        The following table provides information regarding the change in sales of Renagel phosphate binder during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Renagel phosphate binder	$39,543	$40,408	(2)%	$69,075	$69,003	—
% of total product revenue	16%	18%		15%	16%

Sales for the three and six months ended June 30, 2002, reflect the impact of a reduction in average domestic wholesaler inventory levels.

        Other therapeutics revenue consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and royalties earned on sales of WelChol compound. The increase in other therapeutics revenue for the three months ended June 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 54% increase in sales of Thyrogen hormone to $6.8 million primarily due to increased market penetration. Thyrogen hormone was launched in Europe during the fourth quarter of 2001 as a result of a positive opinion rendered in September 2001 by the CPMP of the EMEA, which was necessary for commercial introduction of the product;

  •
  a 638% increase in sales of Fabrazyme enzyme in Europe to $6.0 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme. Fabrazyme was launched in Europe in August 2001; and

  •
  a 296% increase in royalty revenue for WelChol compound to $5.0 million primarily due to increased market penetration as a first-line therapy. WelChol compound is marketed in the U.S. by Sankyo Pharma, Inc. for use alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The increase in other therapeutics revenue for the six months ended June 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 49% increase in sales of Thyrogen hormone to $12.8 million primarily due to increased market penetration;

  •
  a 557% increase in sales of Fabrazyme enzyme in Europe to $10.0 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 214% increase in royalty revenue for WelChol compound to $6.5 million primarily due to increased market penetration as a first-line therapy.

Diagnostic Products

        Diagnostic Products revenue increased $2.7 million, or 15%, to $20.5 million for the three month period ended June 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to:

  •
  a 49% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $4.8 million, which tests we obtained through our acquisition of Wyntek in June 2001; and

  •
  an 8% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $15.8 million.

        Diagnostic Products revenue increased $6.2 million or 18% for the six month period ended June 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to:

  •
  a 112% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $10.3 million; and

  •
  a 3% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $30.1 million.

Other Product and Service Revenue

        The 24% decrease in other product revenue for the three months ended June 30, 2002 as compared to the same period a year ago is primarily due to a 23% decrease in sales of pharmaceutical materials, such as lipids, synthetic peptides and liquid crystals for drug delivery, to $6.8 million. The 22% increase in other service revenue for the three months ended June 30, 2002 as compared to the same period a year ago is primarily due to increased sales of genetic testing services to $22.4 million. This increase was primarily attributable to expanded presence in the prenatal market and a broader test menu in oncology.

        The 19% decrease in other product revenue for the six months ended June 30, 2002 as compared to the same period a year ago is primarily due to a 19% decrease in sales of pharmaceutical materials, such as lipids, synthetic peptides and liquid crystals for drug delivery, to $13.5 million. The 19% increase in other service revenue for the six months ended June 30, 2002 as compared to the same period a year ago is primarily due to increased sales of genetic testing services to $43.6 million. This increase was primarily attributable to expanded presence in the prenatal market and a broader test menu in oncology.

Research and Development Revenue

        The following table sets forth Genzyme General's research and development revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Research and development revenue:
Therapeutics	$1,133	$320	254%	$2,929	$2,205	33%
Other	—	20	(100)%	31	20	55%
Eliminations/Adjustments	859	1,313	(35)%	1,541	1,683	(8)%

Total research and development revenue	$1,992	$1,653	21%	$4,501	$3,908	15%

        Research and development revenue allocated to Genzyme General is related primarily to research initiatives for its Therapeutics business segment. Eliminations/Adjustments includes research and development efforts Genzyme General performs on behalf of GTC and amounts related to Genzyme General's research and development activities that we do not specifically allocate to a particular segment of Genzyme General.

International Product and Service Revenue

        A substantial portion of Genzyme General's revenue was generated outside of the United States. Most of the international revenue was attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service sales revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
International product and service revenue	$111,393	$88,349	26%	$214,907	$185,467	16%
% of total product and service revenue	42%	37%		43%	41%

        International sales of Cerezyme enzyme increased 13% to $81.1 million for the three months ended June 30, 2002 as compared to $71.4 in the same period a year ago. International sales of Cerezyme enzyme increased 6% to $158.9 million for the six months ended June 30, 2002 as compared to $149.2 in the same period a year ago.

        The increase for the three months ended June 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  an 11% increase in international unit sales of Cerezyme enzyme; and

  •
  an approximate 5% increase in the average exchange rate of the Euro.

        The increase for the six months ended June 30, 2002 as compared to the same period a year ago is primarily due to a 7% increase in international unit sales of Cerezyme enzyme.

        International sales of Renagel phosphate binder increased 157% to $10.5 million for the three months ended June 30, 2002 as compared to $4.1 million for the same period a year ago. International sales of Renagel phosphate binder increased 150% to $18.8 million for the six months ended June 30, 2002 as compared to $7.6 million for the same period a year ago.

        The increase for the three and six months ended June 30, 2002 as compared to the same periods a year ago is primarily due to:

  •
  the on-going launch of Renagel phosphate binder tablets in Europe; and

  •
  the expansion of the European Renagel phosphate binder sales forces.

MARGINS

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin	$191,991	$171,571	12%	$362,855	$325,883	11%
% of product revenue	79%	78%		79%	77%
Service margin	9,566	7,688	24%	18,875	15,636	21%
% of service revenue	43%	42%		43%	43%
Total gross margin	$201,557	$179,259	12%	$381,730	$341,519	12%
% of total product and service revenue	76%	76%		76%	75%

        Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than sales of diagnostic products.

Product Margin

        The 12% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to an 11% increase in product revenue offset by a 7% increase in the cost of products sold. The 11% increase in product margin and the increase in product margin as a percentage of product revenue for the six months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to a 9% increase in product revenue offset by a 3% increase in the cost of products sold. The improved margins for both periods were primarily the result of an increase in sales of higher margin Therapeutics products. Sales of Therapeutics products such as Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme increased for both periods as compared to the same periods a year ago, while cost of Therapeutics products sold decreased for both periods as compared to the same periods a year ago. The decrease in cost of Therapeutics products sold was primarily attributable to a volume discount on the production costs for Renagel phosphate binder in both periods in accordance with certain third party manufacturing agreements and greater manufacturing efficiencies gained across a number of product areas. Contributing to the decrease in cost of Therapeutics products sold for both periods, as compared to the same periods a year ago, were charges of $4.7 million for the three months ended June 30, 2001 and $8.2 million for the six months ended June 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000, for which there were no comparable amounts in the same periods of 2002. Also impacting product margins slightly were margins attributable to lower margin Diagnostic Products. Although sales of Diagnostic Products, such as point of care rapid diagnostic tests for pregnancy and infectious diseases, increased for both periods as compared to the same periods a year ago, cost of Diagnostic Products sold also increased for both periods as compared to the same periods a year ago. The increase in cost of Diagnostic Products sold was partially attributable to a charge of $2.8 million recorded in the three months ended March 31, 2002 for the planned closure of a Diagnostic Products manufacturing facility in San Carlos, CA. We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to the lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of Diagnostic Products continue to increase.

Service Margin

        Service margin increased for the three and six months ended June 30, 2002 as compared to the same periods a year ago primarily due to increased sales of genetic testing services attributable to our expanded presence in the prenatal market and a broader test menu in oncology.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 21% for the three month period ended June 30, 2002 and 25% for the six month period ended June 30, 2002 as compared to same periods a year ago as a result of:

  •
  increased staffing to support the growth in several of Genzyme General's product lines;

  •
  increased expenditures to support the increased sales of Cerezyme enzyme, the growth in sales of Renagel phosphate binder and Thyrogen hormone, and the continued launch of Fabrazyme enzyme in Europe; and

  •
  the addition of expenses resulting from our acquisitions of Novazyme and Wyntek.

Research and Development Expenses

        Research and development expenses increased 33% for the three month period ended June 30, 2002 and 46% for the six month period ended June 30, 2002 as compared to the same period a year ago as a result of:

  •
  the increased cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  charges related to our Pompe development program as described below;

  •
  the addition of spending as a result of our acquisition of Novazyme and Wyntek;

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis, and anti-obesity programs; and

  •
  increased spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease.

        Included in research and development expenses for the six month period ended June 30, 2002 are expenses associated with a comparison study of our enzyme programs for treatment of Pompe disease that we concluded during the first quarter of 2002. The enzyme programs included:

  •
  the internally produced CHO enzyme;

  •
  the CHO enzyme licensed from Synpac (North Carolina) in 2000; and

  •
  an enzyme produced using technology we obtained in the Novazyme acquisition in 2001.

        The analysis of the data from that study indicated that our internally developed CHO product offers the clearest and most efficient pathway to commercialization based on both clinical and manufacturing considerations. As a result of this analysis we:

  •
  have cancelled our manufacturing contact for the clinical development of the CHO therapy licensed from Synpac while recording a charge of $8.8 million to research and development in the first quarter of 2002 to reflect bulk product purchases and contract cancellation charges;

  •
  will continue to supply the CHO therapy licensed from Synpac to patients participating in the extensions of clinical trials, as we have with patients receiving the transgenic enzyme developed in a joint venture with Pharming Group, N.V., until they can be transitioned to a CHO-cell product; and

  •
  will proceed with the pre-clinical development of an enzyme produced using technology we obtained through the acquisition of Novazyme as a potential next-generation therapy for Pompe disease and utilize Novazyme's engineering technologies to develop improved second-generation versions of our marketed products and optimal products for the treatment of other LSD's.

        Research and development expenses for the six months ended June 30, 2002 include a charge of $2.0 million we recorded in the first quarter of 2002 representing the restructuring of Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense decreased 47% to $9.7 million for the three months ended June 30, 2002 and 46% to $19.4 million for the six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to Genzyme General's adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect on January 1, 2001, Genzyme General's amortization of intangibles expense would have been as follows:

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
	(Unaudited, amounts in thousands)
Amortization of intangibles	$18,182	$(9,103)	$9,079	$35,852	$(18,012)	$17,840

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. Genzyme General recorded this amount as a charge to expense in its unaudited, combined statements of operations for the quarter ended September 30, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of June 30, 2002, we estimate that it will take approximately four to six years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for, and commercialize the first product based on this technology platform.

Wyntek

        In June 2001, in connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Genzyme General recorded this amount as a charge to expense in its unaudited, combined statement of operations for the quarter ended June 30, 2001.

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

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which Genzyme General recorded as a charge to expense in its unaudited, combined statements of operations for the year ended December 31, 2000. As of June 30, 2002, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when our management believes Genzyme General may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at June 30, 2002	Value at Acquisition Date	Estimated Cost to Complete at June 30, 2002	Year of Expected Product Launch
				(Amounts in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	• • •	Clinical studies scheduled for completion in 2002, 2003 and 2004 Phase 4 trials ongoing in the U.S. Phase 3 trials ongoing in Japan	$19.7	$5.1	(1)
GT160-246	C. difficile colitis	•	Phase 2 trial ongoing	37.4	31.1	2006
GT56-252 Oral Iron Chelator	Iron overload disease	• •	Filed an IND in Q4 2001 Approval to commence Phase 1 trials in Europe obtained 2001	15.7	23.5	2007
GT316-235 Fat absorption inhibitor	Anti-obesity	•	Expected to file an IND in the first half of 2003	17.8	38.2	2010
Polymer	Oral Mucositis	•	IND expected to be filed in the second quarter of 2003	17.8	29.1	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$127.0

(1)
Year of launch not estimable due to early stage of the program.

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

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(3,948)	$(11,016)	(64)%	$(8,042)	$(19,495)	(59)%
Gain (loss) on investments in equity securities	343	(1,532)	(122)%	509	(1,532)	(133)%
Minority interest in net loss of subsidiary	—	725	(100)%	—	1,999	(100)%
Other	1,749	(171)	(1,123)%	852	(3,888)	(122)%
Investment income	12,079	11,798	2%	25,031	21,011	19%
Interest expense	(4,678)	(7,282)	(36)%	(9,219)	(13,680)	(33)%

Total other income (expenses)	$5,545	$(7,478)	(174)%	$9,131	$(15,585)	(159)%

Equity in Net Loss of Unconsolidated Affiliates

        Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Pharming and Diacrin and through May 31, 2002, its portion of the results of GTC.

        Genzyme General's equity in net loss of unconsolidated affiliates decreased for both the three and six months ended June 30, 2002, as compared to the same periods a year ago, primarily as the result of the August 2001 termination of our strategic alliance with Pharming for the development of a CHO-cell derived product for the treatment of Pompe disease. In addition, in August 2001, we became responsible for funding the costs to produce transgenically-derived alpha-glucosidase and related clinical trial costs for Pharming/Genzyme LLC until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product. Genzyme General's share of losses for both joint ventures was $4.1 million for the three months ended June 30, 2001 and $6.8 million for the six months ended June 30, 2001.

        The decreases in equity in net loss of unconsolidated affiliates for the three and six months ended June 30, 2002 as compared to the same periods a year ago were also attributable to decreased losses from our joint ventures with BioMarin and Diacrin, which were offset in part by a slight increase in losses in our equity position in GTC.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of June 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, we carry the investment on our combined balance sheet at cost, subject to review for impairment. Based on the market price of GTC common stock at June 30, 2002, our remaining investment would have an unrealized loss of $8.3 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

Minority Interest in Net Loss of Subsidiary

        As a result of our combined direct (until July 2001) and indirect interest in ATIII LLC, Genzyme General had consolidated the results of ATIII LLC, recording GTC's portion of the losses of that joint venture as minority interest. In July 2001, we transferred our 50% ownership interest in ATIII LLC to GTC and stopped recording minority interest.

Investment Income

        Genzyme General's investment income increased 2% for the three months ended June 30, 2002 and increased 19% for the six months ended June 30, 2002 as compared to the same periods a year ago primarily due to higher average cash balances. The higher cash balances resulted primarily from our May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General.

Interest Expense

        Genzyme General's interest expense decreased 36% for the three months ended June 30, 2002 and decreased 33% for the six months ended June 30, 2002 as compared to the same periods a year ago primarily due to the June 2001 redemption of our $250.0 million in principal 5 1/4% convertible subordinated notes due 2005, which was partially offset by the May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Also in May 2001, Genzyme General used a portion of the $562.1 million in proceeds from the private placement of the 3% convertible subordinated debentures due May 2021 to repay the $150.0 million we had drawn under our revolving credit facility in December 2000.

Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Provision for income taxes	$(17,964)	$(15,803)	14%	$(29,979)	$(30,679)	(2)%
Effective tax rate	29%	42%		30%	40%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Genzyme General's effective tax rate for both the three and six months ended June 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. Genzyme General stopped recording non-deductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

Cumulative Effect of Change in Accounting Principle

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in Genzyme General's combined balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in income, unless the derivative is part of a qualified hedging relationship.

        In accordance with the transition provisions of SFAS No. 133, Genzyme General recorded a cumulative effect adjustment of $4.2 million, net of tax, in its unaudited, combined statements of operations for the three months ended March 31, 2001 to recognize the fair value of our warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended June 30, 2002, Genzyme General recorded a charge of $0.9 million in other expense in its unaudited, combined statement of operations to reflect the change in value of its warrants to purchase shares of GTC common stock from April 1, 2002 to June 30, 2002 as compared to $0.2 million for the same period a year ago. For the six months ended June 30, 2002, Genzyme General recorded a charge of $2.1 million in other expense to reflect the change in fair value of its warrants to purchase shares of GTC common stock from January 1, 2002 to June 30, 2002 as compared to $3.8 million for the same period a year ago. Genzyme General also recorded a charge of $1.1 million ($1.7 million pre-tax) in division equity in its unaudited, combined balance sheets to reflect the change in value of its interest rate swaps during the six month period ended June 30, 2002 as compared to $0.5 million ($0.8 million pre-tax) for the same period a year ago. At June 30, 2002, Genzyme General's interest rate swaps had a fair-market value of $(3.1) million.

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

ACQUISITIONS

        In January 2001, Focal exercised its option to require us to purchase $5.0 million in Focal common stock. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. In June 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock not previously acquired. Focal shareholders received 0.1545 of a share of Biosurgery Stock for each share of Focal common stock they held. We issued approximately 2.1 million shares of Biosurgery Stock as consideration, valued at approximately $9.5 million. We also assumed all of the outstanding options to purchase Focal common stock and exchanged them for options to purchase Biosurgery Stock on an as-converted basis. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery. Accordingly, the results of operations of Focal are included in our consolidated financial statements and in the combined financial statements of Genzyme Biosurgery from June 30, 2001, the date of acquisition.

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

CRITICAL ACCOUNTING POLICIES

        The critical accounting policies for Genzyme Biosurgery are set forth under the heading "Management's Discussion and Analysis of Genzyme Biosurgery's Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.3 to our 2001 Form 10-K. Except for Genzyme Biosurgery's policy regarding asset impairments, as described below, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends APB No. 30,

"Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by Genzyme Biosurgery, as required, on January 1, 2002.

        Genzyme Biosurgery periodically evaluates long-lived assets for potential impairment under SFAS No. 144. Genzyme Biosurgery performs these evaluations whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or its industry; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

        If Genzyme Biosurgery believes an indicator of potential impairment exists, it tests to determine whether the impairment recognition criterion in SFAS No. 144 has been met. In evaluating long-lived assets for potential impairment, Genzyme Biosurgery makes several significant estimates and judgments, including:

  •
  determining the appropriate grouping of assets at the lowest level for which cash flows are available;

  •
  estimating future cash flows associated with the asset or group of assets; and

  •
  determining an appropriate discount rate to use in the analysis.

Use of different estimates and judgments could yield significantly different results in this analysis and could result in materially different asset impairment charges.

        Effective January 1, 2002, Genzyme Biosurgery adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. Unlike SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," goodwill impairment tests performed under SFAS No. 142 do not involve an initial test comparing the projected undiscounted cash flows to the carrying amount of goodwill. Instead, SFAS No. 142 requires that goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. Effective January 1, 2002, we reclassified $1.8 million of acquired workforce intangible assets, previously classified as other intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of our Biosurgical Specialties segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of our cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to the cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We have completed the transitional impairment test for the $112.7 million of net goodwill related to Genzyme Biosurgery's other reporting units in the six months ended June 30, 2002, as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill.

REVENUES

        The components of Genzyme Biosurgery's total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue:
Cardiothoracic	$17,532	$17,367	1%	$34,053	$35,656	(4)%
Orthopaedics	25,767	21,709	19%	45,765	37,777	21%
Biosurgical Specialties	13,925	15,357	(9)%	25,569	29,624	(14)%

Total product revenue	57,224	54,433	5%	105,387	103,057	2%

Service revenue:
Orthopaedics	4,728	4,779	(1)%	8,905	9,128	(2)%
Biosurgical Specialties	876	1,151	(24)%	1,907	2,330	(18)%

Total service revenue	5,604	5,930	(5)%	10,812	11,458	(6)%

Research and development revenue:
Other	35	1	3,400%	35	5	600%

Total revenues	$62,863	$60,364	4%	$116,234	$114,520	1%

Product Revenue

        Cardiothoracic products include fluid management (chest drainage) systems, surgical closures, biomaterials and instruments for conventional, minimally invasive and off-pump cardiac surgery.

        Cardiothoracic product revenue increased 1% for the three months ended June 30, 2002, as compared to the same period a year ago, primarily due to a 28% increase in the combined sales of FocalSeal-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $4.6 million. The increase was partially offset by a 3% decline in revenue from sales of surgical closures to $4.6 million due to our withdrawal of certain commodity suture lines in Europe and an 8% decline in the combined revenues from sales of fluid management systems and instruments for cardiac surgery to $8.3 million.

        Cardiothoracic product revenue decreased 4% for the six months ended June 30, 2002, as compared to the same period a year ago, primarily due to a 13% decline in revenue from sales of surgical closures to $8.7 million resulting from our withdrawal of certain commodity suture lines in Europe and a 10% decline in the combined revenues from sales of fluid management systems and instruments for cardiac surgery to $16.6 million. These decreases were partially offset by a 22% increase in the combined sales of FocalSeal-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $8.7 million.

        Orthopaedics product revenue increased $4.1 million, or 19%, for the three months and $8.0 million, or 21%, for the six months ended June 30, 2002, as compared to the same periods a year ago, primarily due to increased sales of Synvisc viscosupplementation product.

        Biosurgical Specialties product revenue decreased $1.4 million, or 9%, in the three months ended June 30, 2002, as compared to the same period a year ago. The decrease is due to a $4.8 million, or 97%, decrease in sales of surgical instruments due to the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a $1.8 million, or 25%, increase in sales of Sepra products and a $1.4 million, or 331%, increase in the sale of Hylaform products.

        Biosurgical Specialties product revenue decreased $4.1 million, or 14%, for the six months ended June 30, 2002, as compared to the same period a year ago. The decrease is due to a $9.1 million, or 94%, decrease in sales of surgical instruments due to the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a $3.8 million, or 27%, increase in sales of Sepra products and a $1.7 million, or 155%, increase in the sale of Hylaform products.

Service Revenue

        Orthopaedics service revenue did not change significantly during the three and six months ended June 30, 2002 when compared to the same periods a year ago. Increased sales of Carticel chondrocyte services in the U.S. for both the three and six months ended June 30, 2002 were offset by decreased European sales of the service in each period. We have not been actively seeking new partners or marketing Carticel chondrocytes in Europe since the second quarter of 2001. The decrease in Biosurgical Specialties service revenue for both the three and six months ended June 30, 2002, as compared to the same periods a year ago, is attributable to decreased sales of Epicel skin grafts services in each period.

International Revenue

        International revenue as a percentage of total sales for the three months ended June 30, 2002 was 19% as compared to 21% in the same period of 2001. International sales as a percentage of total sales for both the six months ended June 30, 2002 and 2001 was 21%.

MARGINS

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin	$31,467	$22,302	41%	$55,075	$42,288	30%
% of product revenue	55%	41%		52%	41%
Service margin	$2,019	$3,119	(35)%	$4,194	$5,510	(24)%
% of service revenue	36%	53%		39%	48%
Total gross margin	$33,486	$25,421	32%	$59,269	$47,798	24%
% of total product and service revenue	53%	42%		51%	42%

        Genzyme Biosurgery provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margin may vary significantly depending on the market conditions of each product or service.

Product Margin

        The 41% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to a modest increase in revenue and a favorable 20% decrease in cost of products sold. The decrease in the cost of products sold was primarily related to our December 2000 acquisition of Biomatrix, which was allocated to Genzyme Biosurgery. As part of the acquisition, we adjusted the acquired inventory to fair value, resulting in an increase of $11.3 million. This amount was fully amortized to cost of products sold as the acquired inventory was sold in 2001. For the three months ended June 30, 2001, $5.3 million was charged to cost of products sold. Excluding this adjustment, Genzyme Biosurgery's product margin for the three months ended June 30, 2001 would have been 51%.

        The 30% increase in product margin and the increase in product margin as a percentage of product revenue for the six months ended June 30, 2002 as compared to the same period a year ago was primarily attributable to a modest increase in revenue and a favorable 17% decrease in cost of products sold. For the six months ended June 30, 2001, $11.3 million related to the Biomatrix acquisition was charged to cost of products sold. Excluding this adjustment, Genzyme Biosurgery's product margin for the six months ended June 30, 2001 would have been 52%.

        Excluding the adjustments described above, product margin increased in the three and six months ended June 30, 2002, as compared to the same periods in 2001, as a result of an increase in sales of Synvisc viscosupplementation product, a higher margin product.

Service Margin

        Service margins decreased for both the three and six months ended June 30, 2002 as compared to the same periods a year ago, primarily due to decreased sales of both Carticel chondrocytes and Epicel skin grafts.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 20% for the three and six months ended June 30, 2002 as compared to the same periods in 2001. The decrease was primarily due to a

$1.3 million reduction for the three months and $6.0 million reduction for the six months ended June 30, 2002 when compared to the same periods a year ago in selling, general and administrative expenses related to the sale of our former Snowden-Pencer line of surgical instruments and to efforts within Genzyme Biosurgery to streamline and consolidate selling efforts.

        In addition, the three and six months ended June 30, 2001 include $5.5 million of costs associated with the consolidation of European operations, for which there were no comparable amounts in the same periods of 2002.

Research and Development Expenses

        Research and development expenses increased 9% during the three months ended June 30, 2002 as compared to the same period in 2001. The increase was primarily due to a $0.6 million increase in spending on the cardiothoracic development programs, particularly cell therapy, and a $0.5 million increase in spending on the orthopaedics development programs, particularly Synvisc viscosupplementation product.

        Research and development expenses increased 10% during the six months ended June 30, 2002 as compared to the same period in 2001. The increase was primarily due to a $1.0 million increase in spending on the cardiothoracic development programs, particularly cell therapy, and a $0.4 million increase in spending on the orthopaedics development programs, particularly Synvisc viscosupplementation product.

Amortization of Intangibles

        Amortization of intangibles expense decreased 34% to $7.9 million for the three months ended June 30, 2002 and 32% to $15.7 million for the six months ended June 30, 2002 as compared to the same periods in 2001 due to Genzyme Biosurgery's adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect on January 1, 2001, Genzyme Biosurgery's amortization of intangible expense would have been as follows:

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
	(Unaudited, amounts in thousands)
Amortization of intangibles	$11,992	$(3,789)	$8,203	$23,313	$(7,856)	$15,457

Purchase Of In-Process Research And Development

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of June 30, 2002, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at June 30, 2002	Value at Acquisition Date	Estimated Cost to Complete at June 30, 2002	Year of Expected Product Launch
				(Amounts in millions)
Visco-supplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • • •	Prelaunch for hip indication in Europe Preclinical for hip indication in U.S. Preclinical for knee indication Preclinical for other joints	$33.8	(1)	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• •	Preclinical—gynecological and pelvic indications Phase 2—spine indications	48.3	(1)	2003 to 2006

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

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliate	$—	$(780)	(100)%	$—	$(1,316)	(100)%
Other	78	38	105%	111	45	147%
Investment income	326	427	(24)%	623	939	(34)%
Interest expense	(2,361)	(3,470)	(32)%	(4,606)	(8,429)	(45)%

Total other income (expenses)	$(1,957)	$(3,785)	(48)%	$(3,872)	$(8,761)	(56)%

Equity in Net Loss of Unconsolidated Affiliate

        In January 2001, Focal exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated our investment in Focal to Genzyme Biosurgery. Genzyme Biosurgery recorded in equity in net loss of unconsolidated affiliate its portion of the results of Focal. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Genzyme Biosurgery's equity in net loss of unconsolidated affiliate decreased in the three and six months ended June 30, 2002 when compared to the same periods in 2001 because Genzyme Biosurgery began accounting for Focal as a wholly-owned subsidiary when the remaining outstanding shares were purchased.

Investment Income

        Investment income decreased in the three and six months ended June 30, 2002 as compared to the same periods in 2001, despite higher average cash balances, as a result of a decline in interest rates.

Interest Expense

        Interest expense decreased in the three and six months ended June 30, 2002 as compared to the same periods in 2001 primarily as a result of a decrease in interest rates used to calculate interest on borrowings from our revolving credit facility.

Cumulative Effect of Change in Accounting for Goodwill

        On January 1, 2002, we adopted SFAS No. 142 which requires that ratable amortization of goodwill be replaced with periodic impairment testing of goodwill. Accordingly, Genzyme Biosurgery ceased amortizing goodwill effective January 1, 2002.

        In accordance with the transitional provisions of SFAS No. 142, Genzyme Biosurgery tested the impairment of the goodwill for its cardiothoracic reporting unit and recorded an impairment charge of $98.3 million in its combined statement of operations for the three months ended March 31, 2002, which it reported as the cumulative effect of change in accounting for goodwill.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors management believes are necessary for an understanding of Genzyme Molecular Oncology's financial statements.

CRITICAL ACCOUNTING POLICIES

        The critical accounting policies for Genzyme Molecular Oncology are set forth under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations—Critical Accounting Policies" in Exhibit 13.4 to our 2001 Form 10-K. Except for Genzyme Molecular Oncology's policy regarding asset impairment, as described below, there have been no changes to these policies since December 31, 2001.

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by Genzyme Molecular Oncology, as required, on January 1, 2002.

        Genzyme Molecular Oncology periodically evaluates long-lived assets for potential impairment under SFAS No. 144. Genzyme Molecular Oncology performs these evaluations whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or its industry; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

        If Genzyme Molecular Oncology believes an indicator of potential impairment exists, it tests to determine whether the impairment recognition criterion in SFAS No. 144 has been met. In evaluating long-lived assets for potential impairment, Genzyme Molecular Oncology makes several significant estimates and judgments, including:

  •
  determining the appropriate grouping of assets at the lowest level for which cash flows are available;

  •
  estimating future cash flows associated with the asset or group of assets; and

  •
  determining an appropriate discount rate to use in the analysis.

Use of different estimates and judgments could yield significantly different results in this analysis and could result in materially different asset impairment charges.

REVENUES

        The components of Genzyme Molecular Oncology's total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Service revenue	$185	$—	N/A	$485	$—	N/A
Research and development revenue	1,469	703	109%	2,938	1,406	109%
Licensing revenue	673	548	23%	1,326	1,212	9%
Royalty revenue	19	28	(32)%	19	73	(74)%

Total revenues	$2,346	$1,279	83%	$4,768	$2,691	77%

        Service revenue for the six months ended June 30, 2002 includes $0.3 million received under an agreement with a pharmaceutical company related to LongSAGE. This was Genzyme Molecular Oncology's first agreement related to this technology, so no such revenues were recorded for the three and six months ended June 30, 2001.

        Research and development revenue for the three months ended June 30, 2002 consists of $0.9 million of revenue for research performed on behalf of Purdue under the cancer antigen discovery agreement that was initiated in October 2000 and $0.6 million of revenue for research performed on behalf of Kirin under a collaboration agreement related to the tumor endothelial marker (TEM) program that was initiated in November 2001. Research and development revenue for the three months ended June 30, 2001 is solely attributable to research performed under the agreement with Purdue. Research and development revenue increased in the six months ended June 30, 2002 as compared to the same period in 2001 due to the addition of work performed under the Kirin collaboration, combined with an increase in resources applied to the Purdue collaboration.

        Licensing revenue for the three and six months ended June 30, 2002 consisted primarily of technology access fees Genzyme Molecular Oncology received from Purdue and Kirin resulting from those collaborations. Genzyme Molecular Oncology is amortizing these fees over the course of the associated research programs. For the three months ended June 30, 2002, Genzyme Molecular Oncology recognized $0.4 million of the technology access fee it received from Purdue, consistent with the same period in 2001, and $0.3 million of the fee it received from Kirin in the fourth quarter of 2001. For the six months ended June 30, 2002, Genzyme Molecular Oncology recognized $0.8 million of the technology fee it received from Purdue, consistent with the same period in 2001, and $0.5 million of the fee it received from Kirin. Genzyme Molecular Oncology also recognizes licensing revenue from licenses of rights to the SAGE technology and, prior to the transfer of its non-core in vitro cancer diagnostic assets to Genzyme General in December 2001, licenses associated with these assets. Those licensing revenues decreased $0.1 million in the three months ended June 30, 2002 as compared to the same period of 2001 and $0.4 million in the six months ended June 30, 2002 as compared to the same period of 2001 primarily due to the transfer of the diagnostic assets to Genzyme General. As a result of the asset transfer, Genzyme Molecular Oncology will no longer be receiving license revenue under its diagnostic patent estate.

        Royalty revenue consists of royalties received under licenses to the SAGE technology and, through December 2001, under Genzyme Molecular Oncology's diagnostic assets. Because Genzyme Molecular Oncology transferred its in vitro cancer diagnostic assets to Genzyme General in December 2001, it will not receive royalty revenue generated by those assets in the future.

COST OF REVENUES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Cost of services sold	$168	$—	N/A	$287	$—	N/A
Cost of research and development contracts and licensing revenue	1,167	485	141%	2,302	1,029	124%

Total cost of revenues	$1,335	$485	175%	$2,589	$1,029	152%

        Genzyme Molecular Oncology's cost of services sold for the six months ended June 30, 2002 includes $0.1 million of costs associated with the performance of services using the LongSAGE technology on behalf of third parties for which there were no similar amounts in the same period of 2001.

        Genzyme Molecular Oncology's cost of research and development contracts and licensing revenue for the three and six months ended June 30, 2002 and 2001 includes:

  •
  costs associated with work performed under funded research and development agreements, including those with Purdue and, for the three and six months ended June 30, 2002, Kirin; and

  •
  royalties payable to third parties, most notably The Johns Hopkins University, for technology that Genzyme Molecular Oncology has licensed from them.

        Cost of research and development contracts and licensing revenue increased for both the three and six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to the addition of work performed under the Kirin collaboration, combined with an increase in resources applied to the Purdue collaboration.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Genzyme Molecular Oncology's selling, general and administrative expenses increased 17% to $2.1 million for the three months ended June 30, 2002 and increased 13% to $4.2 million for the six months ended June 30, 2002 as compared to the same periods of 2001 as a result of enhanced business development efforts and increased expenses related to information technology, legal, accounting and general management services.

Research and Development Expenses

        Genzyme Molecular Oncology's research and development expenses decreased 30% to $5.3 million for the three months ended June 30, 2002 and 20% to $10.6 million for the six months ended June 30, 2002 as compared to the same periods of 2001 primarily due to a planned increase in the amount of research and development funded by collaborators. These collaborator-funded research expenses are included in Genzyme Molecular Oncology's cost of research and development contracts and licensing revenues rather than as a research and development expense. Total research and development expenses, including collaborator-funded expenses, decreased 19% to $6.5 million and 9% to $12.9 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001 primarily due to the timing of certain clinical trial expenses combined with some non-recurring expenses incurred in the patient-specific vaccine program during the second quarter of 2001.

OTHER INCOME AND EXPENSES

        Genzyme Molecular Oncology's other income decreased 22% to $0.2 million for the three months ended June 30, 2002 and decreased 45% to $0.4 million for the six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to a decrease in interest income in each period. Interest income declined 18% for the three months ended June 30, 2002 and 41% for the six months ended June 30, 2002 as compared to the same periods of 2001, as a result of a decline in interest rates despite higher average cash balances.

B.    LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION

        At June 30, 2002 and December 31, 2001, we had cash, cash equivalents, and short- and long-term investments of $1.1 billion.

        Our operating activities generated $63.4 million of cash for the six months ended June 30, 2002. Net cash provided by operating activities was impacted by our net loss of $63.2 million and $43.8 million attributable to the net decrease in working capital, offset by:

  •
  $64.3 million of depreciation and amortization, of which $28.5 million resulted from the depreciation of property, plant and equipment and $35.7 million resulted from the amortization of intangible assets;

  •
  $8.0 million attributable to our equity in the net losses of unconsolidated affiliates; and

  •
  $98.3 million for the cumulative effect of a change in accounting for the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of SFAS No. 142.

        Our investing activities used $80.9 million of cash for the six months ended June 30, 2002. Net cash used in investing activities was primarily the result of:

  •
  $96.2 million in cash used to fund purchases of property, plant and equipment, of which $61.8 million resulted primarily from our manufacturing capacity expansions in the Republic of Ireland, the United Kingdom and Belgium, $9.0 million resulted from our manufacturing capacity expansion in the United States and $25.4 million representing an aggregate of other domestic manufacturing, research and development and administrative capital expenditures; and

  •
  $14.1 million in cash to fund our investments in unconsolidated affiliates.

Net cash utilized in investing activities was offset by $32.2 million of cash provided from net of purchases, sales and maturity of investments;

        As of June 30, 2002, our property, plant and equipment includes approximately $16.0 million of costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, we suspended development of this site in favor of developing the manufacturing site we acquired from Pharming N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the site and intend to make a decision in 2002 regarding its future use. We believe that the costs incurred by Genzyme General to-date for the Framingham site will be realized in the future construction at the site.

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88 and increased the line of credit we extended to Dyax from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than

$250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2% and are due, together with any accrued but unpaid interest, in May 2005. In June 2002, Dyax drew $4.0 million under the note, which we recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any subsequent calendar quarter.

        Our financing activities provided $58.0 million of cash for the six months ended June 30, 2002. Net cash provided by financing activities was primarily the result of:

  •
  $21.4 million of proceeds from the issuance of common stock in connection with the exercise of options to purchase shares of common stock under our stock plans; and

  •
  $35.0 million in proceeds drawn under our credit facility.

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million under this facility and allocated the borrowings to Genzyme Biosurgery. At June 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants and do not anticipate falling out of compliance.

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

        The disclosure of payments we have committed to make under contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2001 Form 10-K. Except for our commitments under our revolving credit facility, as described above, and operating leases, as described below, there have been no material changes to our contractual obligations since December 31, 2001.

        In May 2002, we entered into an agreement to lease an 85,808 square foot building and related parking area in Westborough, Massachusetts for Genzyme General's genetic testing business. The term of the lease is ten years with rent payable in advance commencing August 1, 2002. Yearly fixed rent payments during the term of the lease are as follows (amounts in thousands):

August–December 2002	$261
2003	627
2004	714
2005	930
2006	1,060
Thereafter	7,097

Total	$10,689

Pursuant to the terms of the net lease agreement, we are obligated to pay, in addition to yearly fixed rent, the taxes, betterment assessments, insurance costs, utility charges, base operating costs and certain other expenses related to the property under lease. Subject to certain conditions, the lease provides us with an option to extend the lease for two additional five-year terms and a one-time option, exercisable during the first five years of the lease, to purchase the land and building under lease.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 as required by the standard.

Subsequent Events

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we have formally requested Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect a decision regarding the FDA's acceptance of the Aldurazyme BLA and its Priority Review status by the end of September 2002. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme BLA. If the FDA accepts the BLA and grants Priority Review, we anticipate receiving a response from the FDA regarding the application to market Aldurazyme in the United States six months from the submission date of the completed application.

        In July 2002, we also entered into an agreement to lease 61,101 square feet of additional office space in Cambridge, Massachusetts for Genzyme Biosurgery. The term of the lease is seven years with rent payable in advance commencing the earlier of October 1, 2002 or the date we occupy the premises to conduct business, as defined in the lease agreement. Yearly fixed rent payments during the term of the lease are as follows (amounts in thousands):

October–December 2002	$519
2003	2,075
2004	2,090
2005	2,151
2006	2,197
Thereafter	6,043

Total	$15,075

Pursuant to the terms of the lease agreement, we are obligated to pay, in addition to yearly fixed rent, our pro rata share of the landlord's operating costs and the real estate taxes for the property. In addition, the landlord will charge us for direct use of electricity at cost. Subject to certain conditions, the lease provides us with an option to extend the lease for two additional five-year terms and three options to lease a total of 45,577 square feet of additional space at the property. In addition, the lease provides us with first offer options as to additional space that becomes available in the building.

GENZYME GENERAL
A Division of Genzyme Corporation

        At June 30, 2002, Genzyme General had cash, cash equivalents, and short- and long-term investments of $1.1 billion, an increase of $38.8 million from December 31, 2001.

        Genzyme General's operating activities generated $97.4 million of cash for the six months ended June 30, 2002. Net cash provided by operating activities was primarily the result of Genzyme General's net income of $68.7 million and:

  •
  $45.2 million in cash provided from depreciation and amortization, of which $25.1 million resulted from the depreciation of property, plant and equipment and $20.0 million resulted from the amortization of intangible assets; and

  •
  $8.0 million in cash provided from the equity in net losses of unconsolidated affiliates.

Genzyme General's operating activities were impacted by a $24.1 million net decrease in working capital.

        Genzyme General's investing activities utilized $59.1 million of cash for the six months ended June 30, 2002. Net cash utilized in investing activities consisted primarily of:

  •
  $94.3 million of cash used to fund purchases of plant, property and equipment, of which, $61.8 million resulted primarily from our manufacturing capacity expansions in the Republic of Ireland, the United Kingdom and Belgium, $9.0 million resulted from our manufacturing capacity expansion in the United States and $23.5 million representing an aggregate of other domestic manufacturing, research and development and administrative capital expenditures; and

  •
  $14.1 million of cash to fund Genzyme General's investments in unconsolidated affiliates.

Net cash utilized in investing activities was offset by $52.1 million of cash provided from Genzyme General's net of purchases, sales and maturity of investments.

        As of June 30, 2002, Genzyme General's property, plant and equipment includes approximately $16.0 million of costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, Genzyme General suspended development of this site in favor of developing the manufacturing site we acquired from Pharming N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the site and intend to make a decision in 2002 regarding its future use. We believe that the costs incurred by Genzyme General to-date for the Framingham site will be realized in the future construction at the site.

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88 and increased the line of credit we extended to Dyax from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2% and are due, together with any accrued but unpaid interest, in May 2005. In June 2002, Dyax drew $4.0 million under the note, which we recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any subsequent calendar quarter.

        Genzyme General's financing activities provided $47.8 million of cash for the six months ended June 30, 2002 primarily the result of:

  •
  $27.1 million in cash refunded from Genzyme Biosurgery representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum; and

  •
  $20.8 million of allocated proceeds from the issuance of Genzyme General Stock in connection with the exercise of options to purchase shares of Genzyme General Stock under our stock plans.

        Genzyme General, together with our other operating divisions, has access to a $350.0 million revolving credit facility, all of which matures in December 2003. At June 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At June 30, 2002, $3.0 million remained available to Genzyme Biosurgery under this arrangement. Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At June 30, 2002, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

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

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme General is set forth under the heading "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.2 to our 2001 Form 10-K. Except for our commitments under operating leases allocated to Genzyme General, as described below, there have been no material changes to the contractual obligations allocated to Genzyme General since December 31, 2001.

        In May 2002, we entered into an agreement to lease an 85,808 square foot building and related parking area in Westborough, Massachusetts for Genzyme General's genetic testing business. The term of the lease is ten years with rent payable in advance commencing August 1, 2002. Yearly fixed rent payments during the term of the lease are as follows (amounts in thousands):

August–December 2002	$261
2003	627
2004	714
2005	930
2006	1,060
Thereafter	7,097

Total	$10,689

Pursuant to the terms of the net lease agreement, we are obligated to pay, in addition to yearly fixed rent, the taxes, betterment assessments, insurance costs, utility charges, base operating costs and certain other expenses related to the property under lease. Subject to certain conditions, the lease provides us with an option to extend the lease for two additional five-year terms and a one-time option, exercisable during the first five years of the lease, to purchase the land and building under lease.

        To satisfy these and other commitments, we may have to obtain additional financing for Genzyme General. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

Subsequent Event

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we have formally requested Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect a decision regarding the FDA's acceptance of the Aldurazyme BLA and its Priority Review status by the end of September 2002. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme BLA. If the FDA accepts the BLA and grants Priority Review, we anticipate receiving a response from the FDA regarding the application to market Aldurazyme in the United States six months from the submission date of the completed application.

GENZYME BIOSURGERY

        At June 30, 2002, Genzyme Biosurgery had cash and cash equivalents of $27.2 million, a decrease of approximately $11.5 million from December 31, 2001.

        Genzyme Biosurgery's operating activities used $18.0 million in cash in the first half of 2002. Operating activities were impacted by Genzyme Biosurgery's division net loss of $136.2 million, offset by:

  •
  $19.1 million of depreciation and amortization, of which $3.4 million resulted from the depreciation of property, plant and equipment and $15.7 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of Biomatrix and Focal;

  •
  $98.3 million for the cumulative effect of a change in accounting for the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of SFAS No. 142; and

  •
  $0.6 million of cash provided from net changes in working capital.

        Genzyme Biosurgery's investing activities used $1.9 million of cash for the six months ended June 30, 2002 primarily to fund capital expenditures.

        Genzyme Biosurgery's financing activities provided $10.1 million of net cash for the six months ended June 30, 2002. Net cash provided by financing activities was primarily a result of the $35.0 million draw under the revolving credit facility allocated to Genzyme Biosurgery. This was partially offset by a $27.1 million payment to Genzyme General, representing a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum.

        Genzyme Biosurgery, together with our other operating divisions, has access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million under this facility and allocated the borrowings to Genzyme Biosurgery. At June 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At June 30, 2002, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

        We anticipate that Genzyme Biosurgery's cash resources, together with amounts available from the following sources, will be sufficient to finance its planned operations and capital requirements through the fourth quarter of 2003:

  •
  revenues generated from its products and distribution agreements;

  •
  the $3.0 million remaining under the interdivisional financing arrangement with Genzyme General; and

  •
  amounts available to Genzyme Biosurgery under our revolving credit facility.

        Genzyme Biosurgery intends to use substantial portions of its available cash for:

  •
  research and development;

  •
  product development and marketing, including for Synvisc viscosupplementation product;

  •
  improving manufacturing efficiency;

  •
  enforcing patent and other intellectual property rights;

  •
  transactional activity related to acquiring and disposing of assets;

  •
  consolidating facilities and related relocation activities; and

  •
  working capital.

        Genzyme Biosurgery's cash needs may differ from those planned as a result of many factors, including the:

  •
  results of research and development efforts;

  •
  ability to establish and maintain strategic alliances;

  •
  ability to enter into and maintain licensing arrangements and additional distribution arrangements;

  •
  ability to share costs of product development with research and marketing partners;

  •
  costs involved in enforcing patent claims and other intellectual property rights;

  •
  costs involved in defending or settling post-closing retained liabilities in connection with our sale of the Snowden-Pencer line of surgical instruments;

  •
  market acceptance of novel approaches and therapies;

  •
  success of its initiatives to reduce expenses and streamline its operations;

  •
  development of competitive products; and

  •
  ability to satisfy regulatory requirements of the FDA and other governmental authorities.

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme Biosurgery is set forth under the heading "Management's Discussion and Analysis of Genzyme Biosurgery's Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.3 to our 2001 Form 10-K. Except for the $27.1 million refund paid by Genzyme Biosurgery to Genzyme General in February 2002 and commitments under our revolving credit facility that are allocated to Genzyme Biosurgery, as described above, and commitments under operating leases allocated to Genzyme Biosurgery, as described below, there have been no material changes to the contractual obligations allocated to Genzyme Biosurgery since December 31, 2001.

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

Subsequent Event

        In July 2002, we entered into an agreement to lease 61,101 square feet of additional office space in Cambridge, Massachusetts for Genzyme Biosurgery. The term of the lease is seven years with rent payable in advance commencing the earlier of October 1, 2002 or the date we occupy the premises to conduct business, as defined in the lease agreement. Yearly fixed rent payments during the term of the lease are as follows (amounts in thousands):

October–December 2002	$519
2003	2,075
2004	2,090
2005	2,151
2006	2,197
Thereafter	6,043

Total	$15,075

Pursuant to the terms of the lease agreement, we are obligated to pay, in addition to yearly fixed rent, our pro rata share of the landlord's operating costs and the real estate taxes for the property. In addition, the landlord will charge us for direct use of electricity at cost. Subject to certain conditions, the lease provides us with an option to extend the lease for two additional five-year terms and three options to lease a total of 45,577 square feet of additional space at the property. In addition, the lease provides us with first offer options on additional space that becomes available in the building.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        At June 30, 2002, Genzyme Molecular Oncology had cash, cash equivalents, short- and long-term investments of $25.5 million, a decrease of $15.7 million from cash and cash equivalents of $41.1 million at December 31, 2001.

        Genzyme Molecular Oncology's operating activities used $16.0 million of cash for the six months ended June 30, 2002. Operating activities were impacted by Genzyme Molecular Oncology's division net loss of $12.3 million for the six months ended June 30, 2002 and $3.7 million attributable to the net decrease in working capital.

        Genzyme Molecular Oncology's investing activities used $19.9 million of cash for the six months ended June 30, 2002 for the net purchases and sales of investments.

        Genzyme Molecular Oncology's financing activities provided $0.2 million of allocated proceeds from the issuance of Molecular Oncology Stock in connection with the exercise of options to purchase shares of Molecular Oncology Stock under our stock plans.

        Genzyme Molecular Oncology, together with our other operating divisions, has access to our $350.0 million revolving credit facility that matures in December 2003. As of June 30, 2002, $81.0 million remained available for borrowing under this facility. Borrowings under this facility bear interest at LIBOR plus an applicable margin.

        Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At June 30, 2002, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

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

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme Molecular Oncology is set forth under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.4 to our 2001 Form 10-K. There have been no material changes to the contractual obligations allocated to Genzyme Molecular Oncology since December 31, 2001.

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

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk;" and "—Equity Price Risk" in Exhibit 13.1 to our 2001 Form 10-K.

PART II.    OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

  I.
  We held our annual meeting of stockholders on May 30, 2002. All proposals required a favorable vote of the majority of votes cast at the meeting for approval. Abstentions and broker non-votes do not count for or against a matter determined by a majority of votes cast. The following represents the results of the voting on proposals submitted to the stockholders at the annual meeting for a vote:

  a.
  Proposal to elect three directors for a term of office expiring in 2005:

	Number of Votes
Nominee
	For	Withheld
Constantine E. Anagnostopulos
Genzyme General Stock	179,209,463	2,552,684
Biosurgery Stock*	8,206,976	293,481
Molecular Oncology Stock*	4,010,799	50,637

Total	191,427,238	2,896,802

	Number of Votes
Nominee
	For	Withheld
Robert J. Carpenter
Genzyme General Stock	163,675,556	18,086,591
Biosurgery Stock*	7,247,970	1,252,488
Molecular Oncology Stock*	3,863,941	197,494

Total	174,787,467	19,536,573

	Number of Votes
Nominee
	For	Withheld
Charles L. Cooney
Genzyme General Stock	178,873,038	2,889,109
Biosurgery Stock*	8,180,316	320,142
Molecular Oncology Stock*	4,011,026	50,410

Total	191,064,380	3,259,661

      Each nominee received a majority of the votes cast, and therefore have been duly elected as a director of Genzyme. The terms of office for Henri A. Termeer, Douglas A. Berthiaume, Henry E. Blair, Victor J. Dzau and Connie Mack III as directors of Genzyme continued after the annual meeting.

b.
Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Genzyme General Stock authorized for issuance under the plan by 300,000 shares.

	Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	172,725,791	8,232,545	803,810	N/A
Biosurgery Stock*	8,101,724	378,527	20,205	N/A
Molecular Oncology Stock*	3,786,998	264,145	10,291	N/A

Total	184,614,513	8,875,217	834,306	N/A

    The proposal received a majority of the votes cast, and therefore has been adopted.

c.
Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Biosurgery Stock authorized for issuance under the plan by 400,000 shares.

	Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	172,658,332	8,294,378	809,435	N/A
Biosurgery Stock*	8,091,156	389,850	19,451	N/A
Molecular Oncology Stock*	3,782,947	267,335	11,153	N/A

Total	184,532,435	8,951,563	840,039	N/A

    The proposal received a majority of the votes cast, and therefore has been adopted.

d.
Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Molecular Oncology Stock authorized for issuance under the plan by 150,000 shares.

	Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	136,297,055	8,298,495	827,001	N/A
Biosurgery Stock*	4,806,592	385,762	21,994	N/A
Molecular Oncology Stock*	1,536,127	269,052	9,590	N/A

Total	142,639,774	8,953,309	858,585	N/A

    The proposal received a majority of the votes cast, and therefore has been adopted.

e.
Proposal to amend our 2001 Equity Incentive Plan to increase the number of shares of Genzyme General Stock authorized for issuance under the plan by 5,000,000 shares.

	Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	147,184,461	33,720,390	857,295	N/A
Biosurgery Stock*	7,523,131	951,825	25,499	N/A
Molecular Oncology Stock*	3,682,833	339,211	39,391	N/A

Total	158,390,425	35,011,426	922,185	N/A

    The proposal received a majority of the votes cast, and therefore has been adopted.

f.
Proposal to amend our 2001 Equity Incentive Plan to increase the number of shares of Biosurgery Stock authorized for issuance under the plan by 1,000,000 shares.

	Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	145,097,823	35,812,269	852,054	N/A
Biosurgery Stock*	7,504,864	973,498	22,095	N/A
Molecular Oncology Stock*	3,673,149	349,001	39,285	N/A

Total	156,275,836	37,134,768	913,434	N/A

    The proposal received a majority of the votes cast, and therefore has been adopted.

g.
Proposal to amend our 2001 Equity Incentive Plan to increase the number of shares of Molecular Oncology Stock authorized for issuance under the plan by 1,000,000 shares.

	Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	109,023,890	35,528,417	870,246	N/A
Biosurgery Stock*	4,246,564	943,064	24,720	N/A
Molecular Oncology Stock*	1,441,391	334,613	38,766	N/A

Total	114,711,845	36,806,094	933,732	N/A

    The proposal received a majority of the votes cast, and therefore has been adopted.

*
Represents the actual number of shares of Biosurgery Stock and Molecular Oncology Stock voted multiplied by 0.28.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

  (b)
  Reports on Form 8-K

    None.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
DATE: August 14, 2002	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2002

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
10.1	Lease dated as of May 9, 2002 for 3400 Computer Drive, Westborough, Massachusetts, between EMC Corporation and Genzyme. Filed herewith.
10.2	Form of Severance Agreement between Genzyme and the executive officers listed on the schedule attached thereto. Filed herewith.
10.3	Amended and Restated Collaboration Agreement, dated May 31, 2002, between Genzyme and Dyax Corporation. Filed herewith.
99.1	Written Statement of Chief Executive Officer, dated August 14, 2002. Filed herewith.
99.2	Written Statement of Chief Financial Officer, dated August 14, 2002. Filed herewith.

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
SIGNATURES
EXHIBIT INDEX