Form 10-Q
period 2002-09-30
GENZYME CORP
filed 2002-11-15
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

        The number of shares outstanding of each of the issuer's series of common stock as of October 31, 2002:

Genzyme General Division Common Stock	214,564,954
Genzyme Biosurgery Division Common Stock	40,483,756
Genzyme Molecular Oncology Division Common Stock	16,898,820

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

  •
  expected future revenues, expenses, margins, operations and expenditures;

  •
  allocations of revenues, expenses, liabilities and income tax benefits;

  •
  maintenance of financial covenants contained in our credit facility;

  •
  cash reserves and ability to fund operations;

  •
  estimates of sufficiency of inventory to support demand for our products;

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

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner;

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

  •
  the ability of Genzyme Biosurgery and Genzyme Molecular Oncology to secure additional funding to continue operations;

  •
  the outcome of the U.S. Federal Trade Commission's investigation concerning the application of federal antitrust laws to our acquisition of Novazyme;

  •
  our ability to obtain reimbursement for our products and services from third-party payors, the extent of such coverage and the impact of proposed Center for Medicare and Medicaid Services regulations related to reimbursement;

  •
  our ability to expand manufacturing capacity for Renagel® phosphate binder and our Pompe disease product candidate;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage wholesaler inventories of Renagel phosphate binder and to successfully implement inventory management programs;

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

  •
  the outcome of the FDA's review of our BLA submission for Aldurazyme™ enzyme;

  •
  our ability to obtain U.S. marketing approval for our cardiovascular diagnostic products;

  •
  our ability to obtain European marketing approval for Cholestagel® (colesevelam hydrochloride);

  •
  our ability to obtain U.S. marketing approval by specified dates for therapies for lysosomal storage disorders using certain technology we acquired from Novazyme;

  •
  our ability to complete the manufacturing capacity expansion for hyaluronan at our Framingham, Massachusetts manufacturing facility and to do so in a timely and cost-effective manner; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

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
  Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

  •
  Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

        We currently have three designated series of common stock. Each of these series is intended to reflect the value and track the performance of one of our divisions. We refer to each series of common stock as follows:

  •
  Genzyme General Division Common Stock = "Genzyme General Stock;"

  •
  Genzyme Biosurgery Division Common Stock = "Biosurgery Stock;" and

  •
  Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock."

        Holders of Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock are stockholders of Genzyme Corporation and are subject to all of the risks and uncertainties of Genzyme Corporation described in Exhibit 99.2 to our 2001 Form 10-K.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Thyrogen®, Fabrazyme®, Seprafilm®, Carticel® and Epicel® are registered trademarks of Genzyme. SAGE™ and Sepra™ are trademarks of Genzyme. Renagel® and Cholestagel® are registered trademarks of GelTex Pharmaceuticals, Inc. Synvisc® and Hylaform® are registered trademarks of Genzyme Biosurgery Corporation. Focal® and FocalSeal® are registered trademarks of Focal, Inc. Snowden-Pencer® is a registered trademark of Snowden-Pencer, Inc. Aldurazyme™ is a trademark of BioMarin/Genzyme LLC. WelChol™ is a trademark of Sankyo Pharma, Inc. NeuroCell™ is a trademark of Diacrin, Inc. Zavesca™ is a trademark of Oxford GlycoSciences plc. EZETROL™ and ZETIA™ are trademarks of MSP Marketing Services© LLC. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2002

i

PART 1.    Financial Information

ITEM 1. Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Net product sales	$308,190	$291,959	$874,796	$816,262
Net service sales	28,871	23,988	83,578	71,983
Revenues from research and development contracts:
Related parties	649	1,043	2,045	2,726
Other	2,456	2,505	9,879	7,426

Total revenues	340,166	319,495	970,298	898,397

Operating costs and expenses:
Cost of products sold	76,299	75,462	224,975	231,594
Cost of services sold	17,342	14,041	48,799	40,890
Selling, general and administrative	115,514	122,030	329,354	316,810
Research and development (including research and development related to contracts)	74,698	69,127	232,773	188,651
Amortization of intangibles	17,583	30,950	52,766	90,115
Purchase of in-process research and development	1,879	86,800	1,879	95,568
Charge for impaired assets	8,958	—	8,958	—

Total operating costs and expenses	312,273	398,410	899,504	963,628

Operating income (loss)	27,893	(78,915)	70,794	(65,231)

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(2,387)	(8,110)	(10,429)	(28,921)
Gain (loss) on investments in equity securities	29	(24,464)	538	(25,996)
Minority interest in net loss of subsidiary	—	260	—	2,259
Other	(234)	(980)	729	(4,823)
Investment income	12,956	13,718	39,017	36,359
Interest expense	(6,602)	(8,739)	(20,467)	(30,875)

Total other income (expenses)	3,762	(28,315)	9,388	(51,997)

Income (loss) before income taxes	31,655	(107,230)	80,182	(117,228)
(Provision for) benefit from income taxes	(6,600)	4,554	(20,031)	7,288

Net income (loss) before cumulative effect of change in accounting for goodwill and derivative financial instruments	25,055	(102,676)	60,151	(109,940)
Cumulative effect of change in accounting for goodwill	—	—	(98,270)	—
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Net income (loss)	$25,055	$(102,676)	$(38,119)	$(105,773)

Comprehensive income (loss), net of tax:
Net income (loss)	$25,055	$(102,676)	$(38,119)	$(105,773)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,311	17,267	41,110	(577)
Unrealized losses on interest rate swap contracts, net of tax	(585)	(1,444)	(748)	(1,733)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period, net	162	(8,675)	(26,547)	(9,661)
Reclassification adjustment for (gains) losses included in net income (loss)	(18)	15,535	63	16,507

Other comprehensive income	1,870	22,683	13,878	4,536

Comprehensive income (loss)	$26,925	$(79,993)	$(24,241)	$(101,237)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General net income (loss) before cumulative effect of change in accounting for derivative financial instruments	$44,518	$(81,706)	$113,238	$(34,843)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Genzyme General division net income (loss)	44,518	(81,706)	113,238	(30,676)
Tax benefit allocated from Genzyme Biosurgery	6,325	2,918	13,618	20,661
Tax benefit allocated from Genzyme Molecular Oncology	2,573	2,687	6,938	9,367

Net income (loss) allocated to Genzyme General Stock	$53,416	$(76,101)	$133,794	$(648)

Net income (loss) per share of Genzyme General Stock:
Basic:
Net income (loss) per share before cumulative effect of change in accounting for derivative financial instruments	$0.25	$(0.37)	$0.63	$(0.02)
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02

Net income (loss) per share allocated to Genzyme General Stock	$0.25	$(0.37)	$0.63	$0.00

Diluted:
Net income (loss) per share before cumulative effect of change in accounting for derivative financial instruments	$0.25	$(0.37)	$0.61	$(0.02)
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02

Net income (loss) per share allocated to Genzyme General Stock	$0.25	$(0.37)	$0.61	$0.00

Weighted average shares outstanding:
Basic	214,303	208,350	213,851	198,841

Diluted	217,541	208,350	219,413	198,841

Allocated to Biosurgery Stock:
Genzyme Biosurgery net loss before cumulative effect of change in accounting for goodwill	$(24,464)	$(21,525)	$(62,368)	$(94,460)
Cumulative effect of change in accounting for goodwill	—	—	(98,270)	—

Genzyme Biosurgery division net loss	(24,464)	(21,525)	(160,638)	(94,460)
Allocated tax benefit	2,408	2,444	7,298	11,434

Net loss allocated to Biosurgery Stock	$(22,056)	$(19,081)	$(153,340)	$(83,026)

Net loss per share of Biosurgery Stock—basic and diluted:
Net loss per share before cumulative effect of change in accounting for goodwill	$(0.55)	$(0.48)	$(1.38)	$(2.22)
Per share cumulative effect of change in accounting for goodwill	—	—	(2.47)	—

Net loss per share of Biosurgery Stock—basic and diluted	$(0.55)	$(0.48)	$(3.85)	$(2.22)

Weighted average shares outstanding	40,179	39,376	39,793	37,479

Allocated to Molecular Oncology Stock:
Net loss allocated to Molecular Oncology Stock	$(6,305)	$(7,494)	$(18,573)	$(22,099)

Net loss per share of Molecular Oncology Stock—basic and diluted	$(0.37)	$(0.45)	$(1.11)	$(1.36)

Weighted average shares outstanding	16,847	16,679	16,804	16,225

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373,250	$247,011
Short-term investments	67,538	66,481
Accounts receivable, net	280,306	259,283
Inventories	202,781	171,409
Prepaid expenses and other current assets	35,635	35,408
Deferred tax assets—current	70,260	70,196

Total current assets	1,029,770	849,788
Property, plant and equipment, net	757,375	635,314
Long-term investments	722,234	807,766
Notes receivable—related parties	10,370	—
Goodwill, net	605,100	697,422
Other intangible assets, net	752,006	809,224
Investments in equity securities	47,422	88,686
Other noncurrent assets	30,061	47,545

Total assets	$3,954,338	$3,935,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,791	$47,860
Accrued expenses	168,022	144,740
Income taxes payable	94,058	75,944
Deferred revenue	8,861	6,700
Current portion of long-term debt, convertible notes and capital lease obligations	12,430	7,746

Total current liabilities	323,162	282,990
Long-term debt and capital lease obligations	294,219	259,809
Convertible notes and debentures	575,000	585,000
Deferred tax liabilities	123,170	173,126
Other noncurrent liabilities	19,432	25,631

Total liabilities	1,334,983	1,326,556

Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock:
Genzyme General Stock, $0.01 par value	2,144	2,132
Biosurgery Stock, $0.01 par value	403	395
Molecular Oncology Stock, $0.01 par value	169	168
Treasury Stock—Genzyme General-at cost	(901)	(901)
Additional paid-in capital—Genzyme General Stock	1,809,974	1,749,097
Additional paid-in capital—Biosurgery Stock	815,680	843,544
Additional paid-in capital—Molecular Oncology Stock	148,752	148,481
Deferred compensation	(1,121)	(2,377)
Notes receivable from stockholders	(13,399)	(13,245)
Accumulated deficit	(156,013)	(117,894)
Accumulated other comprehensive income (loss)	13,667	(211)

Total stockholders' equity	2,619,355	2,609,189

Total liabilities and stockholders' equity	$3,954,338	$3,935,745

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(38,119)	$(105,773)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	98,768	125,203
Non-cash compensation expense	1,086	7,375
Provision for bad debts	7,756	2,246
Write-off of note received from a collaborator	—	10,159
Charges for purchase of in-process research and development	1,879	95,568
Charge for impaired assets	8,958	—
Equity in net loss of unconsolidated affiliates	10,429	28,921
(Gain) loss on investments in equity securities	(538)	25,996
Minority interest in net loss of subsidiary	—	(2,259)
Deferred income tax benefit	(10,962)	(17,165)
Other	4,959	(2,776)
Cumulative effect of change in accounting for goodwill	98,270	—
Cumulative effect of change in accounting for derivative financial instruments	—	(4,167)
Increase (decrease) in cash from working capital changes:
Accounts receivable	(19,050)	(36,104)
Inventories	(18,152)	10,551
Prepaid expenses and other current assets	(5,347)	(1,800)
Accounts payable, accrued expenses and deferred revenue	(16,681)	(8,118)
Income taxes payable and tax benefits from stock options	37,088	38,571

Cash flows from operating activities	160,344	166,428

Cash Flows from Investing Activities:
Purchases of investments	(340,923)	(750,075)
Sales and maturities of investments	432,437	314,233
Purchases of equity securities	(2,975)	(8,318)
Proceeds from the sales of equity securities	4,773	36
Purchases of property, plant and equipment	(164,777)	(123,229)
Sales of property, plant and equipment	2,436	—
Purchase of technology rights	(255)	—
Acquisitions, net of acquired cash	—	(78,379)
Investments in unconsolidated affiliates	(24,750)	(31,298)
Note received from a collaborator	(5,500)	—
Other	2,076	9,846

Cash flows from investing activities	(97,458)	(667,184)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	26,863	74,488
Proceeds from draw on credit facility	35,000	—
Proceeds from issuance of debt	—	562,062
Payments of debt and capital lease obligations	(5,880)	(155,128)
Bank overdraft	(1,575)	2,111
Payments of notes receivable from stockholders	182	2,896
Other	(2,414)	3,237

Cash flows from financing activities	52,176	489,666

Effect of exchange rate changes on cash	11,177	(1,703)

Increase (decrease) in cash and cash equivalents	126,239	(12,793)
Cash and cash equivalents at beginning of period	247,011	236,213

Cash and cash equivalents at end of period	$373,250	$223,420

The accompanying notes are an integral part of these unaudited, consolidated financial statements

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1.    Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows of each of our divisions and corporate operations taken as a whole. We eliminate all significant interdivisional and intercompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. We have reclassified certain 2001 data to conform to our 2002 presentation.

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

3.    Acquisitions

        In September 2001, we acquired Novazyme, a privately-held developer of biotherapies for the treatment of lysosomal storage disorders, or LSDs, and in June 2001, we acquired Wyntek

Diagnostics, Inc., a privately-held provider of point of care rapid diagnostic tests for pregnancy and infectious diseases. We accounted for the acquisitions as purchases and allocated both to Genzyme General. Also, in June 2001, we acquired the remaining 78% of the outstanding shares of Focal common stock not previously acquired. We accounted for the acquisition as a purchase and allocated it to Genzyme Biosurgery.

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

  Unaudited Pro Forma Financial Summary:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(Amounts in thousands, except per share amounts)
Total revenues	$319,496	$906,957

Loss before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	$(17,659)	$(37,932)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Net loss	$(17,659)	$(33,765)

Net income allocated to Genzyme General Stock:
Net income allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$8,916	$74,671
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	4,167

Net income allocated to Genzyme General Stock	$8,916	$78,838

Net income per share allocated to Genzyme General Stock:
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.04	$0.37
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	0.02

Net income per share allocated to Genzyme General Stock	$0.04	$0.39

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.04	$0.37
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	0.02

Net income per share allocated to Genzyme General Stock	$0.04	$0.39

Weighted average shares outstanding:
Basic	208,350	201,403

Diluted	216,080	201,654

Net loss allocated to Biosurgery Stock	$(19,081)	$(90,504)

Net loss per share allocated to Biosurgery Stock—basic and diluted	$(0.48)	$(2.29)

Weighted average shares outstanding	39,376	39,566

        The staff of the U.S. Federal Trade Commission, which is known as the FTC, is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there are costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

4.    Inventories (amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$42,366	$52,586
Work-in-process	84,246	64,925
Finished products	76,169	53,898

Total	$202,781	$171,409

        At September 30, 2002, our total inventories include approximately $6.9 million of inventory for products that have not yet been approved for sale.

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

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. At January 1, 2002, our gross goodwill totaled $799.5 million, including $4.3 million of acquired workforce intangible assets previously classified as other intangible assets at December 31, 2001, net of related deferred tax liabilities, of which $1.6 million was allocated to our Therapeutics reporting segment, $0.8 million was allocated to our Diagnostic Products reporting segment and $1.8 million was allocated to Genzyme Biosurgery.

        In November 2001, we sold our Snowden-Pencer® line of surgical instruments, a component of Genzyme Biosurgery, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived

Assets and Long-Lived Assets to be Disposed Of," did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We completed the transitional and annual impairment tests for the $605.1 million of net goodwill related to our other reporting units in the nine months ended September 30, 2002, as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in our net goodwill during the nine months ended September 30, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	Impairment	As of September 30, 2002
Goodwill:
Genzyme General:
Therapeutics (1)	$387,213	$2,446	$—	$389,659
Renal (2)	82,508	1,927	—	84,435
Diagnostic Products (3)	32,427	786	—	33,213
Other	56,462	99	—	56,561

Total	558,610	5,258	—	563,868
Genzyme Biosurgery (4,5)	236,621	1,841	(113,859)	124,603
Genzyme Molecular Oncology	—	—	—	—

Total	795,231	7,099	(113,859)	688,471
Accumulated amortization	(97,809)	(1,151)	15,589	(83,371)

Goodwill, net	$697,422	$5,948	$(98,270)	$605,100

(1)
Adjustments for our Therapeutics reporting segment include:

•
$1.6 million of workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of GelTex Pharmaceuticals, Inc. reclassified as required by SFAS No. 142; and

•
$0.8 million to adjust goodwill resulting from increased integration and exit activity costs related to our acquisition of Novazyme.

(2)
During the quarter ended September 30, 2002, we created our Renal reporting segment consisting of amounts attributable to the manufacture and sale of Renagel® phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, goodwill amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment. We have reclassified our 2001 goodwill disclosures by segment to conform to our 2002 presentation.

  Adjustments for our Renal reporting segment resulted from a reclassification related to our acquisition of GelTex.

(3)
Adjustments for our Diagnostic Products reporting segment represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of Wyntek, reclassified as required by SFAS No. 142.

(4)
Adjustments for Genzyme Biosurgery represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisitions of Focal and Biomatrix Inc., reclassified as required by SFAS No. 142.

(5)
Impairment for Genzyme Biosurgery represents the impairment charge we recorded in the three months ended March 31, 2002, in accordance with the transitional provisions of SFAS No. 142, related to the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2002 (Unaudited)			As of December 31, 2001
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$551,771	$(77,217)	$474,554	$551,743	$(44,253)	$507,490
Patents	196,997	(33,221)	163,776	196,968	(21,804)	175,164
Trademarks	91,754	(14,449)	77,305	91,754	(9,960)	81,794
License fees	26,612	(6,785)	19,827	25,460	(5,371)	20,089
Distribution agreements	13,950	(3,115)	10,835	13,950	(1,807)	12,143
Customer lists	8,324	(3,823)	4,501	8,324	(3,199)	5,125
Other	12,242	(11,034)	1,208	18,123	(10,704)	7,419

Total	$901,650	$(149,644)	$752,006	$906,322	$(97,098)	$809,224

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $17.9 million for the three months ended September 30, 2002;

  •
  $17.9 million for the three months ended September 30, 2001;

  •
  $53.7 million for the nine months ended September 30, 2002; and

  •
  $51.8 million for the nine months ended September 30, 2001.

Amortization expense for each quarter presented includes $0.3 million related to the amortization of a non-compete agreement which is charged to cost of products sold. Amortization expense for both the three and nine months ended September 30, 2001 excludes the expense related to the amortization of goodwill.

        The estimated future amortization expense for other intangible assets as of September 30, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining three months)	$17,815
2003	70,036
2004	69,662
2005	69,156
2006	66,655
2007	66,594

  Adjusted Net Income (Loss)

        The following table presents the impact SFAS No. 142 would have had on our amortization of intangibles expense, net income (loss) and net income (loss) per share had the standard been in effect for the three and nine months ended September 30, 2001 (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$30,950	$(13,351)	$17,599	$90,115	$(39,219)	$50,896

Net income (loss) before cumulative effect of change in accounting for derivative financial instruments	$(102,676)	$13,351	$(89,325)	$(109,940)	$39,219	$(70,721)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167	—	4,167

Net income (loss)	$(102,676)	$13,351	$(89,325)	$(105,773)	$39,219	$(66,554)

Net income (loss) allocated to Genzyme General Stock:
Net income (loss) allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$(76,101)	$9,503	$(66,598)	$(4,815)	$27,515	$22,700
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167	—	4,167

Net income (loss) allocated to Genzyme General Stock	$(76,101)	$9,503	$(66,598)	$(648)	$27,515	$26,867

Net income (loss) per share allocated to Genzyme General Stock:
Basic:
Net income (loss) per share before cumulative effect of change in accounting for derivative financial instruments	$(0.37)	$0.05	$(0.32)	$(0.02)	$0.13	$0.11
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02	—	0.02

Net income (loss) per share allocated to Genzyme General Stock	$(0.37)	$0.05	$(0.32)	$0.00	$0.13	$0.13

Diluted:
Net income (loss) per share before cumulative effect of change in accounting for derivative financial instruments	$(0.37)	$0.05	$(0.32)	$(0.02)	$0.13	$0.11
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	0.02	—	0.02

Net income (loss) per share allocated to Genzyme General Stock	$(0.37)	$0.05	$(0.32)	$0.00	$0.13	$0.13

Net income (loss) allocated to Biosurgery Stock	$(19,081)	$3,848	$(15,233)	$(83,026)	$11,704	$(71,322)

Net income (loss) per share allocated to Biosurgery Stock—basic and diluted	$(0.48)	$0.09	$(0.39)	$(2.22)	$0.32	$(1.90)

        The following tables present the impact SFAS No. 142 would have had on our amortization of intangibles expense and net income (loss) had the standard been in effect for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands, except per share amounts):

	Year Ended December 31, 2001			Year Ended December 31, 2000
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)			(Unaudited)
Amortization of intangibles	$121,124	$(52,541)	$68,583	$22,974	$(12,259)	$10,715

Net income (loss) before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	$(116,323)	$52,541	$(63,782)	$(62,940)	$12,259	$(50,681)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	4,167	—	4,167	—	—	—

Net income (loss)	$(112,156)	$52,541	$(59,615)	$(62,940)	$12,259	$(50,681)

Net income allocated to Genzyme General Stock:
Net income allocated to Genzyme General Stock before cumulative effect of change in accounting for derivative financial instruments	$40,376	$37,020	$77,396	$121,455	$6,608	$128,063
Cumulative effect of change in accounting for derivative financial instruments, net of tax	4,167	—	4,167	—	—	—

Net income allocated to Genzyme General Stock	$44,543	$37,020	$81,563	$121,455	$6,608	$128,063

Net income per share allocated to Genzyme General Stock
Basic:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.20	$0.18	$0.38	$0.71	$0.03	$0.74
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	0.02	—	0.02	—	—	—

Net income per share allocated to Genzyme General Stock	$0.22	$0.18	$0.40	$0.71	$0.03	$0.74

Diluted:
Net income per share before cumulative effect of change in accounting for derivative financial instruments	$0.19	$0.18	$0.37	$0.68	$0.03	$0.71
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax	0.02	—	0.02	—	—	—

Net income per share allocated to Genzyme General Stock	$0.21	$0.18	$0.39	$0.68	$0.03	$0.71

Net income (loss) allocated to Biosurgery Stock	$(126,981)	$15,521	$(111,460)	$(87,188)	$555	$(86,633)

Net income (loss) per share allocated to Biosurgery Stock—basic and diluted	$(3.34)	$0.41	$(2.93)	$(2.40)	$0.02	$(2.38)

Net income (loss) allocated to Molecular Oncology Stock	$(29,718)	$—	$(29,718)	$(23,096)	$2,227	$(20,869)

Net income (loss) per share of Molecular Oncology Stock—basic and diluted	$(1.82)	$—	$(1.82)	$(1.60)	$0.16	$(1.44)

Net income (loss) allocated to Surgical Products Stock				$(54,748)	$3,339	$(51,409)

Net income (loss) per share of Surgical Products Stock—basic and diluted				$(3.67)	$0.22	$(3.45)

Net loss allocated to Tissue Repair Stock				$(19,833)	$—	$(19,833)

Net loss per share of Tissue Repair Stock—basic and diluted				$(0.69)	$—	$(0.69)

	Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)
Amortization of intangibles	$24,674	$(12,375)	$12,299

Net income	$70,981	$12,375	$83,356

Net income allocated to Genzyme General Stock	$149,360	$5,261	$154,621

Net income per share allocated to Genzyme General Stock
Basic	$0.90	$0.03	$0.93

Diluted	$0.85	$0.03	$0.88

Net income (loss) allocated to Molecular Oncology Stock	$(28,832)	$4,858	$(23,974)

Net income (loss) per share of Molecular Oncology Stock—basic and diluted	$(2.25)	$0.38	$(1.87)

Net income (loss) allocated to Surgical Products Stock	$(20,514)	$3,263	$(17,251)

Net income (loss) per share of Surgical Products Stock—basic and diluted	$(1.38)	$0.22	$(1.16)

Net loss allocated to Tissue Repair Stock	$(30,040)	$—	$(30,040)

Net loss per share of Tissue Repair Stock—basic and diluted	$(1.26)	$—	$(1.26)

6.    Biologics License Application for Aldurazyme™ Enzyme

        In July 2002, together with BioMarin Pharmaceutical, Inc., we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we formally requested and were granted Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect an action by the FDA regarding our application to market Aldurazyme enzyme by the end of January 2003. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme enzyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme enzyme BLA.

7.    Note Receivable from Dyax Corporation

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88. As a result, our option to acquire a 50% interest in DX-88 for hereditary angioedema, or HAE, and other potential indications will be exercisable after the first phase 2 clinical trial of DX-88 for use in HAE has concluded and we have had an opportunity to review the data. The restructured agreement also provides Dyax with an option to acquire our interest in the potential application of DX-88 for the reduction of blood loss and other effects of systemic inflammatory responses in surgery. This option expires in March 2003.

        Under the revised collaboration agreement, the line of credit we extended to Dyax was increased from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2%, which was 6.8% at September 30, 2002, and are due, together with any accrued but unpaid interest, in May 2005. As of September 30, 2002, Dyax had drawn $5.5 million under the note, which we have recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any calendar quarter.

8.    Sale of GTC Common Stock

        On April 4, 2002, GTC Biotherapeutics, Inc., formerly known as Genzyme Transgenics Corporation and which we refer to as GTC, purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of September 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, we carry the investment on our consolidated balance sheet and the combined balance sheet of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at September 30, 2002, our remaining investment would have an unrealized loss of $8.2 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

9.    Investments in Equity Securities

        Excluding our investment in GTC common stock, at September 30, 2002, our stockholders' equity includes unrealized losses of approximately $20.8 million, related to the other investments in equity securities allocated to Genzyme General, that we believe are temporary. We will record impairment charges related to these investments if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

10.    Collaboration with Myosix S.A.

        In July 2002, we entered into a collaboration with Myosix S.A., a privately-held French biotechnology company, for the development and commercialization of a certain autologous cell culture technology, which we refer to as the Myosix Technology. The Myosix Technology was developed by the founders of Myosix with funding from the Assistance Publique Hopitaux de Paris (Public Welfare Hospitals of Paris), which we refer to as the AP-HP and which owns and exclusively licenses the Myosix Technology and related patents to Myosix. In connection with the collaboration, we entered into several agreements with Myosix, including an equity purchase agreement, all effective July 29, 2002. Pursuant to the terms of the equity purchase agreement, we acquired 49% of the common stock of Myosix in exchange for 625,977 shares of Biosurgery Stock. The entire initial acquisition cost of $1.9 million, of which $1.6 million represents the fair market value of the shares of Biosurgery Stock exchanged and $0.3 million represents acquisition costs, was allocated to IPR&D and charged to expense in the three months ended September 30, 2002. We allocated this charge and our ownership interest in Myosix to Genzyme Biosurgery.

        The sublicense that we obtained from Myosix grants us use of the Myosix Technology for the treatment of congestive heart failure, although other applications may be pursued from this cell culture process. As of July 29, 2002, the date of acquisition, phase 1 clinical testing had been completed with funding from the AP-HP. Phase 2 clinical trials are scheduled to commence in the fourth quarter of 2002, and FDA approval for cardiac cell therapy is projected for 2009. As of September 30, 2002, the Myosix Technology has not achieved technological feasibility for any application and will require significant future development before an application can be completed.

        Pursuant to the terms of our various collaboration agreements with Myosix, we have sole responsibility for the cost, management, control and conduct of product development and commercialization. Myosix will act as a sub-contractor. We currently have the right to designate all of the members of Myosix's Board of Directors and, so long as we own at least 34% of Myosix, its Chief Executive Officer. We can acquire the remaining shares of Myosix common stock upon achievement of certain milestones during the development and commercialization of products based on the Myosix Technology. Effective July 29, 2002, because of our ownership interest in and level of control of Myosix, we consolidate the results of Myosix.

11.    Charge for Impaired Assets

        In 1997, we temporarily suspended bulk production of hyaluronan, which we refer to as HA, at our bulk HA manufacturing facility in Haverhill, England, because we determined that we had sufficient quantities of HA on hand to meet the demand for our Sepra™ products for the near term. In the first quarter of 2002, we began a capital expansion program to build HA manufacturing capacity at one of our existing manufacturing facilities in Framingham, Massachusetts. During the third quarter of 2002, we determined that we have sufficient inventory levels to meet demand until the Framingham facility is completed and validated, which is estimated to be within one year. In connection with this assessment, at September 30, 2002, we concluded that we no longer require the manufacturing capacity at the HA plant in England and recorded an impairment charge of approximately $9.0 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended September 30, 2002 to write down the assets at the England facility to fair value.

12.    Derivative Financial Instruments

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

        In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended September 30, 2002, we recorded a gain of $0.04 million in other income in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of GTC common stock from July 1, 2002 to September 30, 2002 as compared to a charge of $1.2 million in other expense for the same period of 2001. For the nine months ended September 30, 2002, we recorded a charge of $2.0 million in other expense in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2002 to September 30, 2002, as compared to a charge of $5.0 million for the same period a year ago. We also recorded a charge of $0.7 million ($1.2 million pre-tax) in other comprehensive income (loss) in stockholders' equity in our unaudited, consolidated balance sheets and in division equity in the unaudited, combined balance sheets of Genzyme General to reflect the change in value of our interest rate swaps during the nine month period ended September 30, 2002. At September 30, 2002, our interest rate swaps had a fair market value of $(4.0) million.

13.    Revolving Credit Facility

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million from this facility and allocated the borrowings to Genzyme Biosurgery. At September 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was 2.8% at September 30, 2002. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants and do not anticipate falling out of compliance.

14.    Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of September 30, 2002, which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        At September 30, 2002, our property, plant and equipment includes approximately $16.0 million of architectural and design costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, we suspended development of this site in favor of developing the manufacturing site we acquired from Pharming N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the Framingham site and we believe that the architectural and design costs incurred to-date for the Framingham site will be utilized in the future construction at the site.

15.    Tax (Provision) Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
(Provision for) benefit from income taxes	$(6,600)	$4,554	(245)%	$(20,031)	$7,288	(375)%
Effective tax rate	21%	4%		25%	6%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Our effective tax rate for both the three and nine months ended September 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. We stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

16.    Net Income (Loss) Per Share

        We calculate earnings per share for each series of stock using the two-class method. To calculate basic earnings per share for each series of stock, we divide the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculate diluted earnings per share, we also include in the denominator all potentially dilutive securities outstanding during the applicable period. We allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to Genzyme General Stock, as defined in our charter, is equal to the net income or loss of Genzyme General determined in accordance with accounting principles generally accepted in the U.S. and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock are defined similarly and, as such, are based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Tax benefits allocated from:
Genzyme Biosurgery	$6,325	$2,918	$13,618	$20,661
Genzyme Molecular Oncology	2,573	2,687	6,938	9,367

Total	$8,898	$5,605	$20,556	$30,028

        In future periods, Genzyme Biosurgery and Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with accounting principles generally accepted in the U.S. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with our management and accounting policies, the benefit will be reflected as a reduction of net income in determining net income (loss) attributable to Biosurgery Stock or Molecular Oncology Stock. As of September 30, 2002, the total tax benefits previously allocated to Genzyme General from Genzyme Biosurgery and Genzyme Molecular Oncology were (unaudited, amounts in thousands):

Genzyme Biosurgery	$206,930
Genzyme Molecular Oncology	43,366

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income (loss) per share allocated to Genzyme General Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands, except per share amounts)
Genzyme General net income (loss) before cumulative effect of change in accounting for derivative financial instruments	$44,518	$(81,706)	$113,238	$(34,843)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Genzyme General division net income (loss)	44,518	(81,706)	113,238	(30,676)
Tax benefit allocated from Genzyme Biosurgery	6,325	2,918	13,618	20,661
Tax benefit allocated from Genzyme Molecular Oncology	2,573	2,687	6,938	9,367

Net income (loss) allocated to Genzyme General Stock—basic and diluted	$53,416	$(76,101)	$133,794	$(648)

Shares used in computing net income (loss) per common share—basic	214,303	208,350	213,851	198,841
Effect of dilutive securities:
Stock options (1)	3,235	—	5,551	—
Warrants and stock purchase rights	3	—	11	—

Dilutive potential common shares	3,238	—	5,562	—

Shares used in computing net income (loss) per share—diluted (1,2)	217,541	208,350	219,413	198,841

Net income (loss) per share of Genzyme General Stock:
Basic:
Net income (loss) per share before cumulative effect of change in accounting for derivative financial instruments	$0.25	$(0.37)	$0.63	$(0.02)
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax (3)	—	—	—	0.02

Net income (loss) per share allocated to Genzyme General Stock	$0.25	$(0.37)	$0.63	$0.00

  Genzyme General Stock (Continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands, except per share amounts)
Diluted (1,2):
Net income (loss) per share before cumulative effect of change in accounting for derivative financial instruments	$0.25	$(0.37)	$0.61	$(0.02)
Per share cumulative effect of change in accounting for derivative financial instruments, net of tax (3)	—	—	—	0.02

Net income (loss) per share allocated to Genzyme General Stock	$0.25	$(0.37)	$0.61	$0.00

(1)
We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Shares of Genzyme General Stock issuable for options	20,974	5,161	12,044	3,671

(2)
We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures allocated to Genzyme General in the computation of Genzyme General's dilutive earnings per share for the three and nine months ended September 30, 2002, because the conditions for conversion had not been met. The debentures are contingently convertible into approximately 8.2 million shares of Genzyme General Stock at an initial conversion price of $70.30 per share.

(3)
On January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General for the three months ended March 31, 2001, to record the fair value of our warrants to purchase shares of GTC common stock held on January 1, 2001.

  Biosurgery Stock:

        For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Shares of Biosurgery Stock issuable for options	8,549	4,103	7,347	5,130
Warrants to purchase shares of Biosurgery Stock	8	8	8	8
Shares issuable upon conversion of 6.9% convertible subordinated notes allocated to Genzyme Biosurgery	358	358	358	358
Biosurgery designated shares (1)	3,117	3,104	3,117	3,104
Biosurgery designated shares reserved for options (1)	78	95	78	95

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	12,110	7,668	10,908	8,695

(1)
Biosurgery designated shares are shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. As of September 30, 2002 there were approximately 3.2 million Biosurgery designated shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Shares of Molecular Oncology Stock issuable for options	3,590	1,639	2,643	1,306
Molecular Oncology designated shares (1)	1,651	1,651	1,651	1,651

Total shares excluded from the calculation of diluted net loss per share of Molecular Oncology Stock	5,241	3,290	4,294	2,957

(1)
Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology. As of September 30, 2002, there were approximately 1.7 million Molecular Oncology designated shares.

17.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products that treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, and other specialty therapeutics. The segment derives substantially all of its revenue from sales of Cerezyme® enzyme;

  •
  Renal, which develops products that treat patients suffering from renal diseases, including chronic renal failure. The segment manufactures and sells, and derives all of its revenue from sales of, Renagel phosphate binder;

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

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Genzyme General:
Therapeutics (1)	$182,359	$152,989	$517,599	$449,316
Renal (2)	36,954	52,356	106,029	121,359
Diagnostic Products (3)	20,656	20,572	61,024	54,786
Other (4)	32,157	28,126	95,248	88,590
Eliminations/Adjustments (5)	697	1,009	2,238	2,692

Total Genzyme General	272,823	255,052	782,138	716,743
Genzyme Biosurgery (6)	65,061	63,219	181,295	177,739
Genzyme Molecular Oncology	2,282	1,224	7,050	3,915
Eliminations/Adjustments (7)	—	—	(185)	—

Total	$340,166	$319,495	$970,298	$898,397

Net income (loss):
Genzyme General:
Therapeutics (1)	$47,500	$(39,320)	$122,283	$36,193
Renal (2)	(5,397)	8,783	(14,619)	5,302
Diagnostic Products (3)	431	832	(333)	(3,263)
Other (4)	443	975	3,658	5,847
Eliminations/Adjustments (5)	1,541	(52,976)	2,249	(78,922)

Net income (loss) for Genzyme General before cumulative effect of change in accounting for derivative financial instruments	44,518	(81,706)	113,238	(34,843)
Cumulative effect of change in accounting for derivative financial instruments, net of tax (8)	—	—	—	4,167

Net income (loss) for Genzyme General	44,518	(81,706)	113,238	(30,676)
Genzyme Biosurgery (6):
Net loss for Genzyme Biosurgery before cumulative effect of change in accounting for goodwill	(24,464)	(21,525)	(62,368)	(94,460)
Cumulative effect of change in accounting for goodwill (9)	—	—	(98,270)	—

Net loss for Genzyme Biosurgery	(24,464)	(21,525)	(160,638)	(94,460)
Genzyme Molecular Oncology	(6,305)	(7,494)	(18,573)	(22,099)
Eliminations/Adjustments (10)	11,306	8,049	27,854	41,462

Total	$25,055	$(102,676)	$(38,119)	$(105,773)

(1)
In September 2001, we acquired Novazyme and allocated the acquisition to Genzyme General. The results of operations of Novazyme are included in our Therapeutics reporting segment beginning on September 26, 2001, the date of acquisition.

(2)
During the quarter ended September 30, 2002, we created our Renal reporting segment consisting of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments for Genzyme General. We have reclassified our 2001 segment disclosures to conform to our 2002 presentation.

(3)
In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in our Diagnostic Products reporting segment beginning on June 1, 2001, the date of acquisition.

(4)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(5)
Eliminations/Adjustments consists primarily of amounts related to Genzyme General's research and development and administrative activities, including investment income and interest expense, that we do not specifically allocate to a particular segment of Genzyme General.

(6)
In June 2001, we acquired Focal and allocated the acquisition to Genzyme Biosurgery. The results of operations of Focal are included in the results of Genzyme Biosurgery beginning on June 30, 2001, the date of acquisition.

(7)
Represents the elimination of interdivisional revenue.

(8)
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

(9)
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

(10)
Includes income tax benefits allocated from Genzyme Biosurgery and Genzyme Molecular Oncology to Genzyme General.

  Segment Assets:

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Segment Assets:
Genzyme General (1):
Therapeutics	$1,136,460	$1,076,129
Renal (2)	449,852	408,258
Diagnostic Products	86,745	105,354
Other (3)	97,562	89,526
Eliminations/Adjustments (4)	1,647,680	1,545,987

Total Genzyme General	3,418,299	3,225,254
Genzyme Biosurgery (5)	562,770	704,671
Genzyme Molecular Oncology	18,460	42,419
Eliminations/Adjustments (6)	(45,191)	(36,599)

Total	$3,954,338	$3,935,745

(1)
Segment assets for Genzyme General include primarily cash and investments, accounts receivable, inventory and certain fixed and intangible assets.

(2)
During the quarter ended September 30, 2002, we created our Renal reporting segment consisting of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments for Genzyme General. We have reclassified our 2001 segment disclosures to conform to our 2002 presentation.

(3)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(4)
Eliminations/Adjustments for Genzyme General consists primarily of cash, cash equivalents, short and long-term investments, equity investments, net property, plant and equipment and deferred tax assets that we do not allocate to a particular segment of Genzyme General.

(5)
In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative effect impairment charge of $98.3 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002

(6)
Eliminations/Adjustments represents the elimination of interdivisional balances.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Net product sales	$249,464	$234,875	$710,683	$656,121
Net service sales	22,537	17,853	66,132	54,390
Revenues from research and development contracts:
Related parties	649	1,043	2,045	2,726
Other	173	1,281	3,278	3,506

Total revenues	272,823	255,052	782,138	716,743

Operating costs and expenses:
Cost of products sold	51,818	48,334	150,182	143,697
Cost of services sold	13,679	10,893	38,399	31,794
Selling, general and administrative	86,221	92,386	243,130	217,475
Research and development (including research and development related to contracts)	54,407	49,726	174,720	132,317
Amortization of intangibles	9,814	19,221	29,255	55,073
Purchase of in-process research and development	—	86,800	—	95,568

Total operating costs and expenses	215,939	307,360	635,686	675,924

Operating income (loss)	56,884	(52,308)	146,452	40,819

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(2,387)	(8,110)	(10,429)	(27,605)
Gain (loss) on investments in equity securities	29	(24,464)	538	(25,996)
Minority interest in net loss of subsidiary	—	260	—	2,259
Other	(274)	(1,015)	578	(4,903)
Investment income	12,430	13,125	37,461	34,136
Interest expense	(4,258)	(5,699)	(13,477)	(19,379)

Total other income (expenses)	5,540	(25,903)	14,671	(41,488)

Income (loss) before income taxes	62,424	(78,211)	161,123	(669)
Provision for income taxes	(17,906)	(3,495)	(47,885)	(34,174)

Division net income (loss) before cumulative effect of change in accounting for derivative financial instruments	44,518	(81,706)	113,238	(34,843)
Cumulative effect of change in accounting for derivative financial instruments, net of tax	—	—	—	4,167

Division net income (loss)	$44,518	$(81,706)	$113,238	$(30,676)

Comprehensive income (loss), net of tax:
Division net income (loss)	$44,518	$(81,706)	$113,238	$(30,676)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	932	18,201	43,072	554
Unrealized losses on interest rate swap contracts, net of tax	(585)	(1,444)	(748)	(1,733)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	59	(8,675)	(26,729)	(9,758)
Reclassification adjustment for (gains) losses included in division net income (loss)	(18)	15,535	63	16,507

Unrealized gains (losses) on securities, net	41	6,860	(26,666)	6,749

Other comprehensive income	388	23,617	15,658	5,570

Comprehensive income (loss)	$44,906	$(58,089)	$128,896	$(25,106)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$346,568	$167,253
Short-term investments	52,220	66,481
Accounts receivable, net	243,403	220,527
Inventories	161,410	127,864
Prepaid expenses and other current assets	32,754	31,972
Due from Genzyme Biosurgery	39,552	29,513
Due from Genzyme Molecular Oncology	5,639	7,086
Deferred tax assets—current	70,260	70,196

Total current assets	951,806	720,892
Property, plant and equipment, net	704,579	581,401
Long-term investments	722,234	807,766
Notes receivable—related parties	10,370	—
Goodwill, net	492,392	487,826
Other intangible assets, net	461,659	493,642
Investments in equity securities	47,422	88,686
Other noncurrent assets	27,837	45,041

Total assets	$3,418,299	$3,225,254

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$29,352	$40,025
Accrued expenses	141,182	119,511
Income taxes payable	92,864	74,631
Deferred revenue	5,853	1,693
Current portion of long-term debt and capital lease obligations	1,682	6,841

Total current liabilities	270,933	242,701
Long-term debt and capital lease obligations	25,040	25,085
Convertible notes and debentures	575,000	575,000
Deferred tax liabilities	38,626	80,696
Other noncurrent liabilities	16,808	21,420

Total liabilities	926,407	944,902

Contingencies (Note 12)
Division equity	2,491,892	2,280,352

Total liabilities and division equity	$3,418,299	$3,225,254

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Division net income (loss)	$113,238	$(30,676)
Reconciliation of division net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,043	77,828
Non-cash compensation expense	1,086	7,375
Provision for bad debts	6,792	1,784
Write-off of notes received from a collaborator	—	10,159
Charge for purchase of in-process research and development	—	95,568
Equity in net loss of unconsolidated affiliates	10,429	27,605
(Gain) loss on investments in equity securities	(538)	25,996
Minority interest in net loss of subsidiary	—	(2,259)
Deferred income tax benefit	(10,962)	(17,165)
Other	5,243	(3,453)
Cumulative effect of change in accounting for derivative financial instruments	—	(4,167)
Increase (decrease) in cash from working capital changes:
Accounts receivable	(20,622)	(30,106)
Inventories	(21,024)	1,029
Prepaid expenses and other current assets	(5,938)	(891)
Due from Genzyme Biosurgery	(911)	(31,852)
Due from Genzyme Molecular Oncology	1,447	(749)
Accounts payable, accrued expenses and deferred revenue	19,225	39,160
Income taxes payable and tax benefits from stock options	37,096	37,285

Cash flows from operating activities	204,604	202,471

Cash Flows from Investing Activities:
Purchases of investments	(315,385)	(750,075)
Sales and maturities of investments	421,961	306,441
Purchases of equity securities	(2,975)	(3,318)
Proceeds from sales of equity securities	4,773	36
Purchases of property, plant and equipment	(160,785)	(113,078)
Sales of property, plant and equipment	2,436	—
Acquisitions, net of cash acquired	—	(54,832)
Investments in unconsolidated affiliates	(24,750)	(31,298)
Note received from a collaborator	(5,500)	—
Other	1,762	10,129

Cash flows from investing activities	(78,463)	(635,995)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Genzyme General Stock	25,840	72,584
Allocated proceeds from issuance of debt	—	562,062
Payments of debt and capital lease obligations	(5,178)	(154,625)
Receipt of NeuroCell™ joint venture refund from Genzyme Biosurgery	27,063	—
Net cash allocated to Genzyme Biosurgery	—	(11,993)
Net cash allocated to Genzyme Molecular Oncology	—	(4,040)
Bank overdraft	(133)	1,434
Other	(4,714)	3,974

Cash flows from financing activities	42,878	469,396

Effect of exchange rate changes on cash	10,296	(1,003)

Increase in cash and cash equivalents	179,315	34,869
Cash and cash equivalents at beginning of period	167,253	135,841

Cash and cash equivalents at end of period	$346,568	$170,710

The accompanying notes are an integral part of these unaudited, combined financial statements

GENZYME GENERAL

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme General for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme General's combined financial statements included in Exhibit 13.2 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. We have reclassified certain 2001 data to conform to our 2002 presentation.

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

3.    Acquisitions

        In September 2001, we acquired Novazyme, a privately-held developer of biotherapies for the treatment of LSDs, and in June 2001, we acquired Wyntek, a privately-held provider of point of care rapid diagnostic tests for pregnancy and infectious diseases. We accounted for the acquisitions as purchases and allocated both to Genzyme General.

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

  Unaudited Pro Forma Financial Summary:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(Amounts in thousands)
Total revenues	$255,053	$725,156
Income before extraordinary items and cumulative effect of change in accounting for derivative financial instruments	3,311	41,912
Division net income	3,311	46,079

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there are costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

4.    Inventories (amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$29,848	$39,285
Work-in-process	76,044	53,408
Finished products	55,518	35,171

Total	$161,410	$127,864

        At September 30, 2002, Genzyme General's total inventories include approximately $6.9 million of inventory for products that have not yet been approved for sale.

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

  Goodwill

        Effective January 1, 2002 in accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill. At January 1, 2002, gross goodwill allocated to Genzyme General totaled

$561.0 million, including $2.4 million of acquired workforce intangible assets previously classified as other intangible assets at December 31, 2001, net of related deferred tax liabilities, of which $1.6 million was allocated to its Therapeutics reporting segment and $0.8 million was allocated to its Diagnostic Products reporting segment.

        We completed the transitional and annual impairment tests for the $492.4 million of net goodwill related to Genzyme General's reporting units in the nine months ended September 30, 2002, as provided by SFAS No. 142, and determined that no impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in net goodwill attributable to Genzyme General's reporting segments during the nine months ended September 30, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	As of September 30, 2002
Goodwill:
Therapeutics (1)	$387,213	$2,446	$389,659
Renal (2)	82,508	1,927	84,435
Diagnostic Products (3)	32,427	786	33,213
Other	56,462	99	56,561

Total	558,610	5,258	563,868
Accumulated amortization	(70,784)	(692)	(71,476)

Goodwill, net	$487,826	$4,566	$492,392

(1)
Adjustments for the Therapeutics reporting segment include:

•
$1.6 million of workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of GelTex reclassified as required by SFAS No. 142; and

•
$0.8 million to adjust goodwill resulting from increased integration and exit activity costs related to our acquisition of Novazyme.

(2)
During the quarter ended September 30, 2002, we created the Renal reporting segment consisting of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, goodwill amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of the Therapeutics reporting segment. We have reclassified our 2001 goodwill disclosures by segment to conform to our 2002 presentation.

  Adjustments for the Renal reporting segment resulted from a reclassification related to our acquisition of GelTex.

(3)
Adjustments for the Diagnostic Products reporting segment represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisition of Wyntek, reclassified as required by SFAS No. 142.

  Other Intangible Assets

        The following table contains information on other intangible assets allocated to Genzyme General for the periods presented (amounts in thousands):

	As of September 30, 2002 (Unaudited)			As of December 31, 2001
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$378,392	$(49,241)	$329,151	$378,364	$(28,130)	$350,234
Patents	117,574	(14,906)	102,668	117,545	(9,035)	108,510
Trademarks	6,526	(782)	5,744	6,526	(456)	6,070
License fees	25,972	(6,677)	19,295	25,075	(5,326)	19,749
Customer lists	8,324	(3,823)	4,501	8,324	(3,199)	5,125
Other	10,045	(9,745)	300	13,497	(9,543)	3,954

Total	$546,833	$(85,174)	$461,659	$549,331	$(55,689)	$493,642

        All of Genzyme General's other intangible assets are amortized over their estimated useful lives. Total amortization expense for Genzyme General's other intangible assets was:

  •
  $10.1 million for the three months ended September 30, 2002;

  •
  $10.0 million for the three months ended September 30, 2001;

  •
  $30.2 million for the nine months ended September 30, 2002; and

  •
  $28.5 million for the nine months ended September 30, 2001.

Amortization expense for each quarter presented includes $0.3 million related to the amortization of a non-compete agreement which is charged to cost of products sold. Amortization expense for both the three and nine months ended September 30, 2001 excludes the expense related to the amortization of goodwill.

        The estimated future amortization expense for other intangible assets allocated to Genzyme General as of September 30, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining three months)	$10,044
2003	38,950
2004	38,924
2005	38,845
2006	36,481
2007	36,478

  Adjusted Net Income (Loss)

        The following table presents the impact SFAS No. 142 would have had on Genzyme General's amortization of intangibles expense and division net income (loss) had the standard been in effect for the three and nine months ended September 30, 2001 (unaudited, amounts in thousands):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$19,221	$(9,503)	$9,718	$55,073	$(27,515)	$27,558
Genzyme General's net income (loss) before cumulative effect of change in accounting for derivative financial instruments	(81,706)	9,503	(72,203)	(34,843)	27,515	(7,328)
Division net income (loss)	(81,706)	9,503	(72,203)	(30,676)	27,515	(3,161)

        The following tables present the impact SFAS No. 142 would have had on Genzyme General's amortization of intangibles expense and division net income had the standard been in effect for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

	Year Ended December 31, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)
Amortization of intangibles	$74,296	$(37,020)	$37,276
Genzyme General's net income before cumulative effect of change in accounting for derivative financial instruments, net of tax	3,879	37,020	40,899
Division net income	8,046	37,020	45,066
	Year Ended December 31, 2000			Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)			(Unaudited)
Amortization of intangibles	$10,928	$(6,608)	$4,320	$8,106	$(5,261)	$2,845
Division net income	85,956	6,608	92,564	142,077	5,261	147,338

6.    Biologics License Application for Aldurazyme Enzyme

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we formally requested and were granted Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect an action by the FDA regarding our application to market Aldurazyme enzyme by the end of January 2003. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme enzyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme enzyme BLA.

7.    Note Receivable from Dyax Corporation

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88. As a result, our option to acquire a 50% interest in DX-88 for hereditary angioedema, or HAE, and other potential indications will be exercisable after the first phase 2 clinical trial of DX-88 for use in HAE has concluded and we have had an opportunity to review the data. The restructured agreement also provides Dyax with an option to acquire our interest in the potential application of DX-88 for the reduction of blood loss and other effects of systemic inflammatory responses in surgery. This option expires in March 2003.

        Under the revised collaboration agreement, the line of credit we extended to Dyax was increased from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2%, which was 6.8% at September 30, 2002, and are due, together with any accrued but unpaid interest, in May 2005. As of September 30, 2002, Dyax had drawn $5.5 million under the note, which we have recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any calendar quarter.

8.    Sale of GTC Common Stock

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of September 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, Genzyme General carries the investment on its combined balance sheet at cost, subject to review for impairment. Based on the market price of GTC common stock at September 30, 2002, our remaining investment would have an unrealized loss of $8.2 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

9.    Investments in Equity Securities

        Excluding our investment in GTC common stock, at September 30, 2002, Genzyme General's division equity includes unrealized losses of approximately $20.8 million related to the other investments in equity securities allocated to Genzyme General that we believe are temporary. Genzyme General will record impairment charges related to these investments if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

10.    NeuroCell Joint Venture Refund

        In February 2002, Genzyme Biosurgery paid $27.1 million to Genzyme General, representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum. The refund arose because Diacrin/Genzyme LLC, our joint venture with Diacrin, failed to initiate a phase 3 trial of NeuroCell-PD for Parkinson's disease by June 30, 2001.

11.    Derivative Financial Instruments

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

        In accordance with the transition provisions of SFAS No. 133, Genzyme General recorded a cumulative effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the three months ended March 31, 2001 to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended September 30, 2002, Genzyme General recorded a gain of $0.04 million in other income in its unaudited, combined statements of operations to reflect the change in value of its warrants to purchase shares of GTC common stock from July 1, 2002 to September 30, 2002 as compared to a charge of $1.2 million in other expense for the same period of 2001. For the nine months ended September 30, 2002, Genzyme General recorded a charge of $2.0 million in other expense in its unaudited, combined statements of operations to reflect the change in value of its warrants to purchase shares of GTC common stock from January 1, 2002 to September 30, 2002 as compared to a charge of $5.0 million for the same period a year ago. Genzyme General also recorded a charge of $0.7 million ($1.2 million pre-tax) in other comprehensive income (loss) in division equity in its unaudited, combined balance sheets to reflect the change in value of its interest rate swaps during the nine month period ended September 30, 2002. At September 30, 2002, Genzyme General's interest rate swaps had a fair market value of $(4.0) million.

12.    Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of September 30, 2002, which, if adversely decided, would have a material adverse effect on Genzyme General's results of operations, financial condition or liquidity.

        At September 30, 2002, Genzyme General's property, plant and equipment includes approximately $16.0 million of architectural and design costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, we suspended development of this site in favor of developing the manufacturing site we acquired from Pharming in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the Framingham site and we believe that the architectural and design costs incurred by Genzyme General to-date for the Framingham site will be utilized in the future construction at the site.

13.    Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Provision for income taxes	$(17,906)	$(3,495)	412%	$(47,885)	$(34,174)	40%
Effective tax rate	29%	(4)%		30%	(5,108)%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Genzyme General's effective tax rate for both the three and nine months ended September 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. Genzyme General stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

14.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", we present segment information for Genzyme General in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme General has three reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products that treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, and other specialty therapeutics. The segment derives substantially all of its revenue from sales of Cerezyme enzyme;

  •
  Renal, which develops products that treat patients suffering from renal diseases, including chronic renal failure. The segment manufactures and sells, and derives all of its revenue from sales of, Renagel phosphate binder; and

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

        We have provided information concerning the operations in these reportable segments in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Therapeutics (1)	$182,359	$152,989	$517,599	$449,316
Renal (2)	36,954	52,356	106,029	121,359
Diagnostic Products (3)	20,656	20,572	61,024	54,786
Other (4)	32,157	28,126	95,248	88,590
Eliminations/Adjustments (5)	697	1,009	2,238	2,692

Total	$272,823	$255,052	$782,138	$716,743

Division net income (loss):
Therapeutics (1)	$47,500	$(39,320)	$122,283	$36,193
Renal (2)	(5,397)	8,783	(14,619)	5,302
Diagnostic Products (3)	431	832	(333)	(3,263)
Other (4)	443	975	3,658	5,847
Eliminations/Adjustments (5)	1,541	(52,976)	2,249	(78,922)

Division net income (loss) before cumulative effect of change in accounting for derivative financial instruments	44,518	(81,706)	113,238	(34,843)
Cumulative effect of change in accounting for derivative financial instruments, net of tax (6)	—	—	—	4,167

Division net income (loss)	$44,518	$(81,706)	$113,238	$(30,676)

(1)
In September 2001, we acquired Novazyme and allocated the acquisition to Genzyme General. The results of operations of Novazyme are included in the Therapeutics reporting segment beginning on September 26, 2001, the date of acquisition.

(2)
During the quarter ended September 30, 2002, we created the Renal reporting segment consisting of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of the Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments. We have reclassified Genzyme General's 2001 segment disclosures to conform to its 2002 presentation.

(3)
In June 2001, we acquired Wyntek and allocated the acquisition to Genzyme General. The results of operations of Wyntek are included in the Diagnostic Products reporting segment beginning on June 1, 2001, the date of acquisition.

(4)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(5)
Eliminations/Adjustments consists primarily of amounts related to Genzyme General's research and development and administrative activities, including investment income and interest expense, that we do not specifically allocate to a particular segment of Genzyme General.

(6)
In connection with the adoption of SFAS No. 133, on January 1, 2001, Genzyme General recorded a cumulative effect adjustment of $4.2 million, net of tax, in its unaudited, combined statement of operations for the three months ended March 31, 2001, to recognize the fair value of warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General.

  Segment Assets:

        We provide information concerning the assets of Genzyme General's reportable segments in the following table (amounts in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Segment Assets (1):
Therapeutics	$1,136,460	$1,076,129
Renal (2)	449,852	408,258
Diagnostic Products	86,745	105,354
Other (3)	97,562	89,526
Eliminations/Adjustments (4)	1,647,680	1,545,987

Total	$3,418,299	$3,225,254

(1)
Segment assets include primarily cash and investments, accounts receivable, inventory and certain fixed and intangible assets.

(2)
During the quarter ended September 30, 2002, we created the Renal reporting segment consisting of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to Genzyme General's research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of Genzyme General's Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments. We have reclassified Genzyme General's 2001 segment disclosures to conform to its 2002 presentation.

(3)
Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

(4)
Eliminations/Adjustments consists primarily of cash, cash equivalents, short- and long-term investments, equity investments, net property, plant and equipment and deferred tax assets that we do not allocate to a particular segment of Genzyme General.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Net product sales	$58,726	$57,084	$164,113	$160,141
Net service sales	6,334	6,135	17,146	17,593
Revenues from research and development contracts	1	—	36	5

Total revenues	65,061	63,219	181,295	177,739

Operating costs and expenses:
Cost of products sold	24,481	27,128	74,793	87,897
Cost of services sold	3,663	3,148	10,281	9,096
Selling, general and administrative	27,547	27,827	80,285	93,816
Research and development	13,264	12,352	38,120	35,027
Amortization of intangibles	7,769	11,729	23,511	35,042
Purchase of in-process research and development	1,879	—	1,879	—
Charge for impaired assets	8,958	—	8,958	—

Total operating costs and expenses	87,561	82,184	237,827	260,878

Operating loss	(22,500)	(18,965)	(56,532)	(83,139)

Other income (expenses):
Equity in net loss of unconsolidated affiliate	—	—	—	(1,316)
Other	40	35	151	80
Investment income	320	431	943	1,370
Interest expense	(2,324)	(3,026)	(6,930)	(11,455)

Total other income (expenses)	(1,964)	(2,560)	(5,836)	(11,321)

Division net loss before cumulative effect of change in accounting for goodwill	(24,464)	(21,525)	(62,368)	(94,460)
Cumulative effect of change in accounting for goodwill	—	—	(98,270)	—

Division net loss	$(24,464)	$(21,525)	$(160,638)	$(94,460)

Comprehensive loss, net of tax:
Division net loss	$(24,464)	$(21,525)	$(160,638)	$(94,460)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,379	(934)	(1,961)	(1,131)
Unrealized gains on securities, net	—	—	—	97

Other comprehensive income (loss)	1,379	(934)	(1,961)	(1,034)

Comprehensive loss	$(23,085)	$(22,459)	$(162,599)	$(95,494)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,979	$38,623
Accounts receivable, net	36,890	38,293
Inventories	41,371	43,545
Prepaid expenses and other current assets	2,493	2,734

Total current assets	104,733	123,195
Property, plant and equipment, net	52,758	53,794
Goodwill, net	112,708	209,596
Other intangible assets, net	290,347	315,582
Other noncurrent assets	2,224	2,504

Total assets	$562,770	$704,671

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$10,439	$7,835
Accrued expenses	27,105	25,142
Due to Genzyme General	39,552	29,513
Current portion of long-term debt, convertible notes and capital lease obligations	10,748	905

Total current liabilities	87,844	63,395
Long-term debt and capital lease obligations	269,179	234,724
Convertible notes	—	10,000
Other noncurrent liabilities	2,433	2,098

Total liabilities	359,456	310,217

Division equity	203,314	394,454

Total liabilities and division equity	$562,770	$704,671

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Division net loss	$(160,638)	$(94,460)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation and amortization	28,644	47,281
Provision for bad debts	999	462
Charge for purchase of in-process research and development	1,879	—
Charge for impaired assets	8,958	—
Equity in net loss of unconsolidated affiliate	—	1,316
Other	(214)	524
Cumulative effect of change in accounting for goodwill	98,270	—
Increase (decrease) in cash from working capital changes:
Accounts receivable	1,087	(5,939)
Inventories	2,872	9,522
Prepaid expenses and other current assets	277	(527)
Accounts payable and accrued expenses	(3,668)	(2,505)
Due to Genzyme General	911	31,852

Cash flows from operating activities	(20,623)	(12,474)

Cash Flows from Investing Activities:
Purchase of equity securities	—	(5,000)
Purchases of property, plant and equipment	(3,992)	(10,151)
Purchase of technology rights	(255)	—
Acquisitions, net of acquired cash	—	(23,547)
Other	314	(283)

Cash flows from investing activities	(3,933)	(38,981)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Biosurgery Stock	754	1,219
Proceeds from draw on credit facility	35,000	—
Payments of debt and capital lease obligations	(702)	(503)
Payment of NeuroCell joint venture refund to Genzyme General	(27,063)	—
Net cash allocated from Genzyme General	—	11,993
Bank overdraft	(1,442)	677
Payments received for notes receivable from stockholders	182	2,896
Other	2,300	(737)

Cash flows from financing activities	9,029	15,545

Effect of exchange rate changes on cash	883	(700)

Decrease in cash and cash equivalents	(14,644)	(36,610)
Cash and cash equivalents at beginning of period	38,623	78,163

Cash and cash equivalents at end of period	$23,979	$41,553

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Notes to Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme Biosurgery for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Biosurgery's combined financial statements included in Exhibit 13.3 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S.

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

  Unaudited Pro Forma Financial Summary:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(Amounts in thousands)
Total revenues	$63,219	$177,886
Division net loss	(21,525)	(101,938)

4.    Inventories (amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$12,518	$13,301
Work-in-process	8,202	11,517
Finished products	20,651	18,727

Total	$41,371	$43,545

5.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by Genzyme Biosurgery effective at the beginning of fiscal year 2002.

  Goodwill

        Effective January 1, 2002 in accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill. At January 1, 2002, gross goodwill allocated to Genzyme Biosurgery totaled $238.5 million, including $1.8 million of acquired workforce intangible assets previously classified as purchased intangible assets at December 31, 2001, net of related deferred tax liabilities, of which $1.4 million was allocated to its Orthopaedics reporting segment and $0.4 million was allocated to its Cardiothoracic reporting segment.

        In November 2001, we sold the Snowden-Pencer line of surgical instruments, a component of Genzyme Biosurgery's Biosurgical Specialties reporting segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We completed the transitional and annual impairment tests for the $112.7 million of net goodwill related to Genzyme Biosurgery's other reporting units in the nine months ended September 30, 2002, as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

        The following table contains the changes in net goodwill attributable to Genzyme Biosurgery's reporting segments during the nine months ended September 30, 2002 (amounts in thousands):

		(Unaudited)
	As of December 31, 2001	Adjustments	Impairment	As of September 30, 2002
Goodwill:
Orthopaedics (1)	$114,760	$1,429	$—	$116,189
Biosurgical Specialties	8,414	—	—	8,414
Cardiothoracic (1,2)	113,447	412	(113,859)	—

Total	236,621	1,841	(113,859)	124,603
Accumulated Amortization	(27,025)	(459)	15,589	(11,895)

Goodwill, net	$209,596	$1,382	$(98,270)	$112,708

(1)
Adjustments for the Orthopaedics and Cardiothoracic reporting segments represent workforce intangible assets previously classified as other intangible assets, net of related deferred tax benefits, resulting from our acquisitions of Focal and Biomatrix, reclassified as required by SFAS No. 142.

(2)
Impairment for the Cardiothoracic reporting segment represents the impairment charge recorded by Genzyme Biosurgery in the three months ended March 31, 2002, in accordance with the transitional provisions of SFAS No. 142, related to the goodwill allocated to its cardiothoracic reporting unit.

  Other Intangible Assets

        The following table contains information on other intangible assets allocated to Genzyme Biosurgery for the periods presented (amounts in thousands):

	As of September 30, 2002 (Unaudited)			As of December 31, 2001
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$173,379	$(27,976)	$145,403	$173,379	$(16,123)	$157,256
Patents	79,423	(18,315)	61,108	79,423	(12,769)	66,654
Trademarks	85,228	(13,667)	71,561	85,228	(9,504)	75,724
License fees	640	(108)	532	385	(45)	340
Distribution agreements	13,950	(3,115)	10,835	13,950	(1,807)	12,143
Other	2,197	(1,289)	908	4,626	(1,161)	3,465

Total	$354,817	$(64,470)	$290,347	$356,991	$(41,409)	$315,582

        All of Genzyme Biosurgery's other intangible assets are amortized over their estimated useful lives. Total amortization expense for Genzyme Biosurgery's other intangible assets was:

  •
  $7.8 million for the three months ended September 30, 2002;

  •
  $7.9 million for the three months ended September 30, 2001;

  •
  $23.5 million for the nine months ended September 30, 2002; and

  •
  $23.3 million for the nine months ended September 30, 2001.

Amortization expense for both the three and nine months ended September 30, 2001 excludes the expense related to the amortization of goodwill.

        The estimated future amortization expense for other intangible assets allocated to Genzyme Biosurgery as of September 30, 2002 for the remainder of fiscal year 2002 and the five succeeding fiscal years is as follows (unaudited, amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2002 (remaining three months)	$7,771
2003	31,086
2004	30,738
2005	30,311
2006	30,174
2007	30,116

  Adjusted Net Income (Loss)

        The following table presents the impact SFAS No. 142 would have had on Genzyme Biosurgery's amortization of intangibles expense and division net income (loss) had the standard been in effect for the three and nine months ended September 30, 2001 (unaudited, amounts in thousands):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$11,729	$(3,848)	$7,881	$35,042	$(11,704)	$23,338
Division net income (loss)	(21,525)	3,848	(17,677)	(94,460)	11,704	(82,756)

        The following tables present the impact SFAS No. 142 would have had on Genzyme Biosurgery's amortization of intangibles expense and division net income (loss) had the standard been in effect for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

	Year Ended December 31, 2001			Year Ended December 31, 2000
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)			(Unaudited)
Amortization of intangibles	$46,828	$(15,521)	$31,307	$7,096	$(3,894)	$3,202
Division net income (loss)	(145,170)	15,521	(129,649)	(162,217)	3,894	(158,323)
	Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)
Amortization of intangibles	$5,750	$(3,263)	$2,487
Division net income (loss)	(78,077)	3,263	(74,814)

6.    NeuroCell Joint Venture Refund

        In February 2002, Genzyme Biosurgery paid $27.1 million to Genzyme General, representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum. The refund arose because Diacrin/Genzyme LLC, our joint venture with Diacrin failed to initiate the phase 3 trial of NeuroCell-PD for Parkinson's disease by June 30, 2001.

7.    Revolving Credit Facility

        During the first quarter of 2002, we drew down $35.0 million under our $350.0 million revolving credit facility, all of which matures in December 2003, and allocated the borrowings to Genzyme Biosurgery. At September 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was 2.8% at September 30, 2002.

8.    Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of September 30, 2002 which, if adversely decided, would have a material adverse effect on Genzyme Biosurgery's results of operations, financial condition or liquidity.

9.    Collaboration with Myosix

        In July 2002, we entered into a collaboration with Myosix, a privately-held French biotechnology company, for the development and commercialization of a certain autologous cell culture technology, which we refer to as the Myosix Technology. The Myosix Technology was developed by the founders of Myosix with funding from the AP-HP, which owns and exclusively licenses the Myosix Technology and related patents to Myosix. In connection with the collaboration, we entered into several agreements with Myosix, including an equity purchase agreement, all effective July 29, 2002. Pursuant to the terms of the equity purchase agreement, we acquired 49% of the common stock of Myosix in exchange for 625,977 shares of Biosurgery Stock. The entire initial acquisition cost of $1.9 million, of which $1.6 million represents the fair market value of the shares of Biosurgery Stock exchanged and $0.3 million represents acquisition costs, was allocated to IPR&D and charged to expense in the three months ended September 30, 2002. We allocated this charge and our ownership interest in Myosix to Genzyme Biosurgery.

        The sublicense that we obtained from Myosix grants us use of the Myosix Technology for the treatment of congestive heart failure, although other applications may be pursued from this cell culture process. As of July 29, 2002, the date of acquisition, phase 1 clinical testing had been completed with funding from the AP-HP. Phase 2 clinical trials are scheduled to commence in the fourth quarter of 2002, and FDA approval for cardiac cell therapy is projected for 2009. As of September 30, 2002, the Myosix Technology has not achieved technological feasibility for any application and will require significant future development before an application can be completed.

        Pursuant to the terms of our various collaboration agreements with Myosix, we have sole responsibility for the cost, management, control and conduct of product development and commercialization. Myosix will act as a sub-contractor. We currently have the right to designate all of the members of Myosix's Board of Directors and, so long as we own at least 34% of Myosix, its Chief Executive Officer. We can acquire the remaining shares of Myosix common stock upon achievement of certain milestones during the development and commercialization of products based on the Myosix Technology. Effective July 29, 2002, because of our ownership interest in and level of control of Myosix, we consolidate the results of Myosix.

10.    Charge for Impaired Assets

        In 1997, we temporarily suspended bulk production of HA at our bulk HA manufacturing facility in Haverhill, England, because we determined that we had sufficient quantities of HA on hand to meet the demand for our Sepra products for the near term. In the first quarter of 2002, we began a capital expansion program to build HA manufacturing capacity at one of our existing manufacturing facilities in Framingham, Massachusetts. During the third quarter of 2002, we determined that we have sufficient inventory levels to meet demand until the Framingham facility is completed and validated, which is estimated to be within one year. In connection with this assessment, at September 30, 2002, we concluded that we no longer require the manufacturing capacity at the HA plant in England and recorded an impairment charge of approximately $9.0 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended September 30, 2002 to write down the assets at the England facility to fair value. This charge resulted in an increase of $9.0 million in the amount due from Genzyme Biosurgery to Genzyme General at September 30, 2002.

11.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information for Genzyme Biosurgery in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme Biosurgery has three reportable segments:

  •
  Orthodpaedics, which includes Synvisc® viscosupplementation product and Carticel® chondrocytes;

  •
  Biosurgical Specialties, which includes biomaterial products for the general, plastic and cardiovascular surgery markets, including the Sepra™ products and Epicel® skin grafts; and

  •
  Cardiothoracic, which includes chest drainage systems, lung sealants, and instruments and closures used in coronary artery bypass, valve replacement, lung and other cardiothoracic surgeries.

        We have provided information concerning the operations of these reportable segments in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenues:
Orthopaedics	$31,700	$29,656	$86,370	$76,561
Biosurgical Specialties	16,519	17,177	43,995	49,131
Cardiothoracic (1)	16,841	16,386	50,894	52,042
Other (2)	1	—	36	5

Total	$65,061	$63,219	$181,295	$177,739

Gross Profit:
Orthopaedics	$24,084	$20,981	$61,078	$53,927
Biosurgical Specialties	8,570	7,025	20,799	9,423
Cardiothoracic (1)	4,262	4,937	14,308	17,391
Other (2)	1	—	36	5

Total	$36,917	$32,943	$96,221	$80,746

(1)
In June 2001, we acquired Focal and allocated the acquisition to the Cardiothoracic reporting segment. The results of operations of Focal are included in the results of Genzyme Biosurgery beginning June 30, 2001, the date of acquisition.

(2)
The Other category includes revenue from Genzyme Biosurgery's research and development contracts which we do not allocate to a particular reporting segment of Genzyme Biosurgery.

  Segment Assets:

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

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Service revenue	$—	$—	$485	$—
Revenue from research and development contracts	1,468	704	4,406	2,110
Licensing revenue	806	484	2,132	1,696
Royalty revenue	8	36	27	109

Total revenues	2,282	1,224	7,050	3,915

Operating costs and expenses:
Cost of services sold	—	—	287	—
Cost of revenue from research and development contracts and licensing revenue	1,151	668	3,453	1,697
Selling, general and administrative	1,746	1,817	5,939	5,519
Research and development	5,876	6,381	16,497	19,610

Total operating costs and expenses	8,773	8,866	26,176	26,826

Operating loss	(6,491)	(7,642)	(19,126)	(22,911)

Other income (expenses):
Investment income	206	162	613	853
Interest expense	(20)	(14)	(60)	(41)

Total other income (expenses)	186	148	553	812

Division net loss	$(6,305)	$(7,494)	$(18,573)	$(22,099)

Comprehensive loss, net of tax:
Division net loss	$(6,305)	$(7,494)	$(18,573)	$(22,099)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1)	—
Unrealized gains (losses) on securities, net	103	—	182	—

Other comprehensive income	103	—	181	—

Comprehensive loss	$(6,202)	$(7,494)	$(18,392)	$(22,099)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Balance Sheets

(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,703	$41,135
Short-term investments	15,318	—
Accounts receivable, net	13	463
Prepaid expenses and other current assets	388	702

Total current assets	18,422	42,300
Equipment, net	38	119

Total assets	$18,460	$42,419

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accrued expenses	$929	$1,400
Due to Genzyme General	5,639	7,086
Deferred revenue—current portion	3,008	5,007

Total current liabilities	9,576	13,493
Deferred revenue—long term portion	191	2,113

Total liabilities	9,767	15,606

Contingencies (Note 4)
Division equity	8,693	26,813

Total liabilities and division equity	$18,460	$42,419

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Division net loss	$(18,573)	$(22,099)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation	81	94
Provision for bad debts	(35)	—
Other	(70)	153
Increase (decrease) in cash from working capital changes:
Accounts receivable	485	(59)
Prepaid expenses and other current assets	314	(382)
Accrued expenses and deferred revenue	(4,392)	(2,025)
Due to Genzyme General	(1,447)	749

Cash flows from operating activities	(23,637)	(23,569)

Cash Flows from Investing Activities:
Purchases of investments	(25,538)	—
Sales and maturities of investments	10,476	7,792

Cash flows from investing activities	(15,062)	7,792

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Molecular Oncology Stock	269	685
Net cash allocated from Genzyme General	—	4,040

Cash flows from financing activities	269	4,725

Effect of exchange rate changes on cash	(2)	—

Decrease in cash and cash equivalents	(38,432)	(11,052)
Cash and cash equivalents at beginning of period	41,135	22,209

Cash and cash equivalents at end of period	$2,703	$11,157

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Basis of Presentation

        The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Molecular Oncology's combined financial statements included in Exhibit 13.4 to our 2001 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S.

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

3.    Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus has been adopted by Genzyme Molecular Oncology effective at the beginning of fiscal year 2002. As of January 1, 2002, Genzyme Molecular Oncology had no goodwill or other intangible assets, therefore, adoption of the standard had no effect on Genzyme Molecular Oncology's unaudited, combined financial statements for the three and nine months ended September 30, 2002.

Adjusted Net Loss

        The following table presents the impact SFAS No. 142 would have had on Genzyme Molecular Oncology's amortization of intangibles expense and division net loss had the standard been in effect for the years ended December 31, 2000 and 1999 (amounts in thousands):

	Year Ended December 31, 2000			Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustments	As Adjusted	As Reported	Goodwill Amortization Adjustments	As Adjusted
		(Unaudited)			(Unaudited)
Amortization of intangibles	$5,420	$(2,227)	$3,193	$11,825	$(4,858)	$6,967
Division net income (loss)	(23,096)	2,227	(20,869)	(28,832)	4,858	(23,974)

4.    Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of September 30, 2002, which, if adversely decided, would have a material adverse effect on Genzyme Molecular Oncology's results of operations, financial condition or liquidity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" in Exhibit 99.2 to our 2001 Form 10-K. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

  •
  renal products, with a focus on products that treat patients suffering from renal diseases, including chronic renal failure;

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

        To determine earnings per share, we allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with accounting principles generally accepted in the U.S. and as adjusted for tax benefits allocated to or from that division in accordance with our management and accounting policies. Our charter also requires that all of our income and expenses be allocated among our divisions in a reasonable and consistent manner. Our board of directors, however, retains considerable discretion in interpreting and changing the methods of allocating earnings to each series of common stock without shareholder approval. As market or competitive conditions warrant, we may create a new series of tracking stock, eliminate an existing series of tracking stock, or change our earnings allocation methodology. Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, we provide financial statements and management's discussion and analysis for the corporation and each of our divisions to aid investors in evaluating our performance and the performance of each of our divisions.

        While each tracking stock is designed to reflect a division's performance, it is common stock of Genzyme Corporation and not of a division. Our divisions are not separate companies or legal entities, and therefore do not and cannot issue stock. Holders of tracking stock have no specific rights to assets allocated to the corresponding division. We continue to hold title to all of the assets allocated to the corresponding division and are responsible for all of its liabilities, regardless of what we deem for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders are, therefore, subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stockholders in the combined assets of Genzyme in the proportions set forth in our charter.

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

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there are costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

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

        In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek Diagnostics, Inc. for $65.0 million in cash. Wyntek is a provider of point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and in the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

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

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus, has been adopted by us effective at the beginning of fiscal year 2002.

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

        If we believe an indicator of potential impairment exists, we test to determine whether the impairment recognition criteria in SFAS No. 144 have been met. In evaluating long-lived assets for potential impairment, we make several significant estimates and judgments, including:

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

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of Genzyme Biosurgery, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We completed the transitional and annual impairment tests for the $605.1 million of net goodwill related to our other reporting units in the nine months ended September 30, 2002, as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill.

A.    RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

GENZYME CORPORATION

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue	$308,190	$291,959	6%	$874,796	$816,262	7%
Service revenue	28,871	23,988	20%	83,578	71,983	16%

Total product and service revenue	337,061	315,947	7%	958,374	888,245	8%
Research and development revenue	3,105	3,548	(12)%	11,924	10,152	17%

Total revenues	$340,166	$319,495	6%	$970,298	$898,397	8%

Product Revenue

        We derive product revenue from sales by Genzyme General of therapeutic products, including Cerezyme enzyme, Renagel phosphate binder, diagnostic products and other products, and sales by Genzyme Biosurgery of orthopaedic products, including Synvisc viscosupplementation product, biosurgical specialties products, including Seprafilm™ bioresorbable membrane and cardiothoracic products, including fluid management (chest drainage) systems.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General:
Therapeutics:
Cerezyme enzyme	$157,471	$143,048	10%	$460,254	$423,991	9%
Other therapeutic products	24,763	8,631	187%	54,291	21,810	149%

Total Therapeutics	182,234	151,679	20%	514,545	445,801	15%
Renal	36,954	52,356	(29)%	106,029	121,359	(13)%
Diagnostic Products	20,656	20,572	—	61,024	54,786	11%
Other	9,620	10,268	(6)%	29,085	34,175	(15)%

Total product revenue—Genzyme General	249,464	234,875	6%	710,683	656,121	8%

Genzyme Biosurgery:
Orthopaedics	27,233	25,492	7%	72,998	63,269	15%
Biosurgical Specialties	14,652	15,206	(4)%	40,221	44,830	(10)%
Cardiothoracic	16,841	16,386	3%	50,894	52,042	(2)%

Total product revenue—Genzyme Biosurgery	58,726	57,084	3%	164,113	160,141	2%

Total product revenues	$308,190	$291,959	6%	$874,796	$816,262	7%

Genzyme General—Therapeutics

        The increase in Therapeutics product revenue for both the three and nine months ended September 30, 2002 as compared to the same periods a year ago, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of sales of Thyrogen® hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer, sales of Fabrazyme® enzyme, which is a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease, and bulk sales of and royalties earned on sales of WelChol™ bile acid binder, which is an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The growth in sales of Cerezyme enzyme in both the three and nine months ended September 30, 2002 was attributable to our continued identification of new Gaucher disease patients worldwide, particularly in Europe, resulting from significant investment in our global sales and marketing infrastructure. The growth in European sales of Cerezyme enzyme for both periods was positively impacted by the weakened U.S. Dollar against the Euro. During the three months ended September 30, 2002, as compared to the same period a year ago, the U.S. Dollar weakened against the Euro on average by approximately 10%, which positively impacted sales of Cerezyme enzyme by $5.0 million.

During the nine months ended September 30, 2002, as compared to the same period a year ago, the U.S. Dollar weakened against the Euro on average by approximately 3%, which positively impacted sales of Cerezyme enzyme by $5.1 million.

        Our results of operations are highly dependent on sales of Cerezyme enzyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Revenue from Cerezyme enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Although orphan drug status for Cerezyme enzyme, which provided us with exclusive marketing rights for Cerezyme enzyme in the U.S., expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme enzyme until 2010 and the composition of Cerezyme enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

        We are aware of companies that have initiated efforts to develop competitive products. Oxford Glycosciences plc, which we refer to as OGS, for example, is developing Zavesca™ (OGT 918), a small molecule drug candidate for the treatment of Type 1 Gaucher disease. OGT 918 has been granted orphan drug status in the U.S. for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In 2001, OGS submitted a Marketing Authorisation Application (MAA) to the European Agency for the Evaluation of Medicinal Products (EMEA), as well as a New Drug Application (NDA) to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. In June 2002, the FDA issued a complete response letter on the NDA for OGT 918. In the letter the FDA stated that, in its opinion, the product is not approvable due to OGS' failure to provide sufficient support for the safety and efficacy of OGT 918. In July 2002, the Committee for Proprietary Medicinal Products (CPMP) of the EMEA issued a positive opinion recommending marketing approval of OGT 918 for the treatment of Type 1 Gaucher disease. The CPMP's decision states that the product is indicated only for mild-to-moderate forms of Type 1 Gaucher disease, and may be used only for the treatment of patients for whom enzyme replacement therapy is unsuitable. The CPMP requested OGS provide follow-up safety data. To date, virtually all Gaucher disease patients who have received enzyme replacement therapy have experienced strong clinical benefit with few side effects.

        The following table provides information regarding the change in sales of Cerezyme enzyme as a percentage of total product revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Cerezyme enzyme	$157,471	$143,048	10%	$460,254	$423,991	9%
% of total product revenue	51%	49%		53%	52%

        Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and bulk sales of and royalties earned on sales of WelChol bile acid binder. The increase in other therapeutic products revenue for the three months ended September 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 54% increase in sales of Thyrogen hormone to $7.3 million primarily due to increased market penetration. Thyrogen hormone was launched in Europe during the fourth quarter of 2001 as a result of a positive opinion rendered in September 2001 by the CPMP of the EMEA, which was necessary for commercial introduction of the product;

  •
  a 273% increase in sales of Fabrazyme enzyme in Europe to $7.3 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme. Fabrazyme enzyme was launched in Europe in August 2001; and

  •
  a 433% increase in bulk sales of and royalties earned on sales of WelChol bile acid binder to $9.9 million primarily due to increased market penetration. WelChol bile acid binder is marketed in the U.S. by Sankyo Pharma, Inc. In October 2002, Merck/Schering-Plough Pharmaceuticals, a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, received marketing approval in Germany and FDA approval in the U.S. for its competitive product, ezetimibe, for use alone and with all marketed statins for the treatment of elevated cholesterol levels. Ezetimibe will be marketed under the tradename EZETROL™ (ezetimibe) in Germany and under the tradename ZETIA™ (ezetimibe) in the U.S. The introduction of these products may adversely affect the future growth of bulk sales of and royalties earned on sales of our Welchol bile acid binder.

        The increase in other therapeutic products revenue for the nine months ended September 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 51% increase in sales of Thyrogen hormone to $20.2 million primarily due to increased market penetration;

  •
  a 398% increase in sales of Fabrazyme enzyme in Europe to $17.2 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 318% increase in bulk sales of and royalties earned on sales of WelChol bile acid binder to $16.4 million primarily due to increased market penetration.

Genzyme General—Renal

        During the quarter ended September 30, 2002, we created the Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment. We have reclassified our 2001 disclosures to conform to our 2002 presentation. We expect sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage dialysis patients;

  •
  our ability to effectively manage wholesaler inventories and the effectiveness of the inventory management programs we plan to implement with our wholesalers;

  •
  our ability to optimize dosing and improve patient compliance with dosing of Renagel phosphate binder;

  •
  our ability to expand manufacturing capacity;

  •
  our ability to obtain reimbursement from third party payors; and

  •
  our ability to manufacture sufficient quantities to meet demand.

        The following table provides information regarding the change in sales of Renagel phosphate binder during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Renagel phosphate binder	$36,954	$52,356	(29)%	$106,029	$121,359	(13)%
% of total product revenue	12%	18%		12%	15%

        Sales for the three months ended September 30, 2002 declined compared to the same period in 2001 primarily due to a reduction in domestic wholesaler inventory levels, based on management's estimates of end user demand, of approximately $7.0 million, as well as an increase in the Renagel phosphate binder rebate reserve of $4.0 million in the third quarter of 2002 to adjust our estimates of payor mix and rebate rates. Sales for the nine months ended September 30, 2002 declined as compared to the same period in 2001 primarily due to a reduction in domestic wholesaler inventory levels, based on management's estimates of end user demand, of approximately $30.0 million, as well as the $4.0 million increase in the rebate reserve in the third quarter of 2002.

Genzyme General—Diagnostic Products

        Diagnostic Products product revenue increased $0.1 million to $20.7 million for the three month period ended September 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to a 5% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $15.5 million. The increase was offset by a 10% decrease in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $5.2 million.

        Diagnostic Products product revenue increased 11% to $61.0 million for the nine months ended September 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to:

  •
  a 3% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $45.6 million; and

  •
  a 45% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $15.4 million, including additional tests we obtained through our acquisition of Wyntek in June 2001.

Genzyme General—Other Product Revenue

        The 6% decrease in other product revenue to $9.6 million for the three months ended September 30, 2002 as compared to the same period a year ago is primarily due to a 1% decrease in the combined sales of liquid crystals and amino acid derivatives, both of which are pharmaceutical materials, to $6.6 million and a 16% decrease in sales of hyaluronan-based products to $3.0 million.

        The 15% decrease in other product revenue to $29.1 million for the nine months ended September 30, 2002 as compared to the same period a year ago is primarily due to a 14% decrease in the combined sales of liquid crystals and amino acid derivatives, both of which are pharmaceutical materials, to $20.1 million and an 18% decrease in sales of hyaluronan-based products to $8.7 million.

Genzyme Biosurgery—Orthopaedics

        Orthopaedics product revenue increased 7% to $27.2 million for the three months ended September 30, 2002 and 15% to $73.0 million for the nine months ended September 30, 2002, as compared to the same periods a year ago, due to an increase in sales of Synvisc viscosupplementation product. Synvisc viscosupplementation product sales increased primarily due to increased utilization of the product within the existing customer base as well as new accounts. We believe that a potentially significant competitor is currently seeking FDA approval for a viscosupplementation product for possible U.S. launch during the first half of 2003.

Genzyme Biosurgery—Biosurgical Specialties

        Biosurgical Specialties product revenue decreased 4% to $14.7 million for the three months ended September 30, 2002, as compared to the same period a year ago. The decrease is due to a 95% decrease in sales of surgical instruments to $0.2 million resulting from the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a 57% increase in sales of Sepra products to $11.0 million primarily due to increased market penetration.

        Biosurgical Specialties product revenue decreased 10% to $40.2 million for the nine months ended September 30, 2002, as compared to the same period a year ago. The decrease is due to a 94% decrease in sales of surgical instruments to $0.8 million resulting from the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a 37% increase in sales of Sepra products to $28.8 million primarily due to increased market penetration.

Genzyme Biosurgery—Cardiothoracic

        Cardiothoracic product revenue increased 3% to $16.8 million for the three months ended September 30, 2002, as compared to the same period a year ago, primarily due to an 11% increase in the combined sales of FocalSeal®-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $4.0 million, which was offset in part by a decrease in sales of instruments for cardiac surgery. Sales of these instruments decreased primarily due to the sale of our Snowden-Pencer line of surgical instruments in the fourth quarter of 2001.

        Cardiothoracic product revenue decreased 2% to $50.9 million for the nine months ended September 30, 2002 as compared to the same period a year ago, primarily due to a 9% decline in revenue from sales of surgical closures to $12.9 million resulting from our withdrawal of certain commodity suture lines in Europe during the first half of 2001 and a 7% decline in the combined revenues from sales of fluid management systems and instruments for cardiac surgery to $25.2 million due to increased competitive pressures on product pricing and the sale of our Snowden-Pencer line of surgical instruments in the fourth quarter of 2001. These decreases were partially offset by an 18% increase in the combined sales of FocalSeal-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $12.7 million.

Service Revenue

        We derive service revenues from four principal sources:

  •
  genetic testing services performed by Genzyme General;

  •
  Genzyme Biosurgery's Carticel chondrocytes for the treatment of cartilage damage, which is included in its Orthopaedics reporting segment;

  •
  Genzyme Biosurgery's Epicel skin grafts for the treatment of severe burns, which is included in its Biosurgical Specialties reporting segment; and

  •
  Genzyme Molecular Oncology's provision of services of the SAGE™ genomics technology.

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General—Other	$22,537	$17,853	26%	$66,132	$54,390	22%

Genzyme Biosurgery:
Orthopaedics	4,467	4,164	7%	13,372	13,292	1%
Biosurgical Specialties	1,867	1,971	(5)%	3,774	4,301	(12)%

Total service revenue—Genzyme Biosurgery	6,334	6,135	3%	17,146	17,593	(3)%

Genzyme Molecular Oncology	—	—	N/A	485	—	N/A
Elimination (1)	—	—	N/A	(185)	—	N/A

Total service revenue	$28,871	$23,988	20%	$83,578	$71,983	16%

(1)
Represents the elimination of interdivisional revenue.

        The 26% increase in Genzyme General's other service revenue to $22.5 million for the three months ended September 30, 2002 as compared to the same period a year ago is due to increased sales of genetic testing services. This increase was primarily attributable to expanded presence in the prenatal screening market. The 22% increase in Genzyme General's other service revenue to $66.1 million for the nine months ended September 30, 2002 as compared to the same period a year ago is due to increased sales of genetic testing services. This increase was primarily attributable to expanded presence in the prenatal screening market.

        Orthopaedics service revenue did not change significantly during the three and nine months ended September 30, 2002 as compared to the same periods a year ago. Increased sales of Carticel chondrocyte services in the U.S. for both the three and nine months ended September 30, 2002 were offset by decreased European sales of the service in each period because we have not been actively seeking new partners or marketing Carticel chondrocytes in Europe since the second quarter of 2001. The decrease in Biosurgical Specialties service revenue for both the three and nine months ended September 30, 2002 as compared to the same periods a year ago, is attributable to decreased sales of Epicel skin grafts services in each period. Sales of Epicel skin grafts, which are used to treat victims of severe burns, are variable based upon the occurence of fire-related accidents.

        Genzyme Molecular Oncology's service revenue for the nine months ended September 30, 2002 consists of revenues from the provision of services related to the SAGE genomics technology. Genzyme Molecular Oncology provides these services sporadically as customers request them. The focus of its SAGE business remains directed to the grant of licenses to the technology. No such revenues were recorded for the three and nine months ended September 30, 2001.

Research and Development Revenue

        We derive research and development revenue primarily from:

  •
  research initiatives related to Genzyme General's Therapeutics programs;

  •
  research and development services Genzyme General performed on behalf of GTC; and

  •
  license fees and funded research related to Genzyme Molecular Oncology's programs.

        The following table sets forth our research and development revenues on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Genzyme General:
Therapeutics	$125	$1,310	(90)%	$3,054	$3,515	(13)%
Other	—	5	(100)%	31	25	24%
Eliminations/Adjustments	697	1,009	(31)%	2,238	2,692	(17)%

Total research and development revenue—Genzyme General	822	2,324	(65)%	5,323	6,232	(15)%
Genzyme Biosurgery—Other	1	—	N/A	36	5	620%
Genzyme Molecular Oncology	2,282	1,224	86%	6,565	3,915	68%

Total research and development revenue	$3,105	$3,548	(12)%	$11,924	$10,152	17%

        Research and development revenue allocated to Genzyme General is related primarily to research initiatives for its Therapeutics reporting segment. Eliminations/Adjustments includes research and development efforts we conducted on behalf of GTC and amounts related to Genzyme General's research and development activities that we do not specifically allocate to a particular segment of Genzyme General.

        Research and development revenue allocated to Genzyme Molecular Oncology is derived from the following sources:

  •
  technology access fees received from Purdue Pharma, L.P. and Kirin Brewery Company, Ltd., which are recognized over the course of associated research programs;

  •
  research performed by Genzyme Molecular Oncology on behalf of Purdue and Kirin; and

  •
  revenue associated with in vitro cancer diagnostic assets.

        The increase in research and development revenue allocated to Genzyme Molecular Oncology for the three and nine months ended September 30, 2002 is the result of the initiation of the collaboration agreement with Kirin in November 2001 and a planned increase in the amount of research performed on behalf of Purdue, offset in part by a reduction in revenues associated with the cancer diagnostic assets that were transferred to Genzyme General in December 2001. As a result of the transfer, Genzyme Molecular Oncology will no longer be allocated revenue arising from the licensing of rights to those assets.

  International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the U.S. Most of our international revenue is attributable to sales of Cerezyme enzyme, Renagel phosphate binder and Fabrazyme enzyme.

The following table provides information regarding the change in international product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
International product and service revenue	$133,570	$111,672	20%	$381,965	$331,326	15%
% of total product and service revenue	40%	35%		40%	37%

        International sales of Cerezyme enzyme increased 14% to $84.2 million for the three months ended September 30, 2002 as compared to $73.8 million in the same period a year ago. International sales of Cerezyme enzyme increased 9% to $243.1 million for the nine months ended September 30, 2002 as compared to $223.0 million in the same period a year ago.

        The increase in international sales of Cerezyme enzyme for the three months ended September 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  a 7% increase in international unit sales of Cerezyme enzyme; and

  •
  an approximate 10% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme enzyme by $5.0 million.

        The increase in international sales of Cerezyme enzyme for the nine months ended September 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  a 7% increase in international unit sales of Cerezyme enzyme; and

  •
  an approximate 3% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme enzyme by $5.1 million.

        International sales of Renagel phosphate binder increased 107% to $11.0 million for the three months ended September 30, 2002 as compared to $5.3 million for the same period a year ago. International sales of Renagel phosphate binder increased 132% to $29.9 million for the nine months ended September 30, 2002 as compared to $12.9 million for the same period a year ago.

        The increase in international sales of Renagel phosphate binder for the three and nine months ended September 30, 2002 as compared to the same periods a year ago is primarily due to:

  •
  the on-going launch of Renagel phosphate binder tablets in Europe in 2002; and

  •
  the expansion of the European Renagel phosphate binder sales force.

        International sales of Fabrazyme enzyme increased 273% to $7.3 million for the three months ended September 30, 2002 as compared to $1.9 million for the same period a year ago. International sales of Fabrazyme enzyme increased 398% to $17.2 million for the nine months ended September 30, 2002 as compared to $3.5 million for the same period a year ago.

        The increase in international sales of Fabrazyme enzyme for the three and nine months ended September 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002; and

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme.

MARGINS

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin:
Genzyme General	$197,646	$186,541	6%	$560,501	$512,424	9%
Genzyme Biosurgery	34,245	29,956	14%	89,320	72,244	24%

Total product margin	$231,891	$216,497	7%	$649,821	$584,668	11%

Service margin:
Genzyme General	$8,858	$6,960	27%	$27,733	$22,596	23%
Genzyme Biosurgery	2,671	2,987	(11)%	6,865	8,497	(19)%
Genzyme Molecular Oncology	—	—	N/A	198	—	N/A
Elimination	—	—	N/A	(17)	—	N/A

Total service margin	$11,529	$9,947	16%	$34,779	$31,093	12%

Total product and service gross margin:
Genzyme General	$206,504	$193,501	7%	$588,234	$535,020	10%
Genzyme Biosurgery	36,916	32,943	12%	96,185	80,741	19%
Genzyme Molecular Oncology	—	—	N/A	198	—	N/A
Elimination	—	—	N/A	(17)	—	N/A

Total gross margin	$243,420	$226,444	7%	$684,600	$615,761	11%

        We provide a broad range of healthcare products and services. As a result, our gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than from sales of diagnostic or surgical products.

Product Margin

        Our total product margin increased 7% for the three months ended September 30, 2002 as compared to the same period a year ago, primarily due to a 6% increase in total product revenue partially offset by a 1% increase in the total cost of products sold. Total product margin increased 11% for the nine months ended September 30, 2002 as compared to the same period a year ago, primarily due to a 7% increase in total product revenue partially offset by a 3% increase in the total cost of products sold.

        The 6% increase in product margin for products allocated to Genzyme General for the three months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to a 6% increase in product revenue offset in part by a 7% increase in the cost of products sold. The improved product margin was primarily attributable to an increase in sales of higher margin Therapeutics products such as Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme. Driven by the increase in sales in Therapeutics products, product margin for Therapeutics products increased 19% for the three months ended September 30, 2002.

        Product margin for Renagel phosphate binder decreased 29% for the three months ended September 30, 2002 as compared to the same period a year ago primarily due to decreased sales of Renagel phosphate binder resulting from slower than expected end-user growth and the continuation of our program to reduce wholesaler inventories. Product margin for Renagel phosphate binder for the three months ended September 30, 2002 as compared to the same period a year ago includes a reduction in wholesaler inventory levels, based on management's estimates of end user demand, of approximately $7.0 million, as well as an increase in the Renagel phosphate binder rebate reserve of $4.0 million in the third quarter of 2002 to adjust our estimates of payor mix and rebate rates, which was partially offset by $1.5 million in sales attributable to a pricing increase.

        Product margin for Diagnostic Products decreased 3% for the three months ended September 30, 2002 as compared to the same period a year ago resulting from the increase in the cost of Diagnostic Products sold for the three months ended September 30, 2002 as compared to the same period a year ago.

        For products allocated to Genzyme Biosurgery, the 14% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to a modest increase in revenue and a favorable 10% decrease in cost of products sold. The decrease in the cost of products sold was primarily related to increased sales of higher margin products, specifically Synvisc viscosupplementation product.

        The 9% increase in product margin for products allocated to Genzyme General for the nine months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to an 8% increase in product revenue offset in part by a 5% increase in the cost of products sold. The improved product margin was primarily attributable to an increase in sales of higher margin Therapeutics products such as Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme. Driven by the increase in sales in Therapeutics products, product margin for Therapeutics products increased 15% for the nine months ended September 30, 2002.

        Product margin for Renagel phosphate binder increased 4% for the nine months ended September 30, 2002 as compared to the same period a year ago despite decreased sales of Renagel phosphate binder primarily due to a decrease in the cost of Renagel phosphate binder sold attributable to a volume discount achieved on production costs. Also contributing to the decrease in cost of Renagel phosphate binder for the nine months ended September 30, 2002 as compared to the same period a year ago were charges of $8.2 million for the six months ended June 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000, for which there are no comparable amounts in the nine months ended September 30, 2002. Product margin for Renagel phosphate binder for the nine months ended September 30, 2002 as compared to the same period a year ago includes a reduction in wholesaler inventory levels, based on management's estimates of end user demand, of approximately $30.0 million, as well as the $4.0 million increase to the rebate reserve in the third quarter of 2002, which was offset by $4.5 million in sales attributable to a pricing increase.

        Product margin for Diagnostic Products decreased 5% for the nine months ended September 30, 2002 as compared to the same period a year ago resulting from the increase in the cost of Diagnostic Products sold for the nine months ended September 30, 2002 as compared to the same period a year ago. The increase in cost of Diagnostic Products sold was partially attributable to a charge of $2.8 million recorded in the three months ended March 31, 2002 for the planned closure of a Diagnostic Products manufacturing facility in San Carlos, CA.

        We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of Diagnostic Products continue to increase.

        The 24% increase in product margin for products allocated to Genzyme Biosurgery and the increase in product margin as a percentage of product revenue for the nine months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to a slight increase in revenue and a favorable 15% decrease in cost of products sold. The decrease in the cost of products sold was primarily related to our December 18, 2000 acquisition of Biomatrix, which was allocated to Genzyme Biosurgery. As part of the acquisition, we adjusted the acquired inventory to fair value, resulting in an increase of $11.3 million. This amount was fully amortized to cost of products sold as the acquired inventory was sold in the first half of 2001. Excluding this adjustment, Genzyme Biosurgery's product margin for the nine months ended September 30, 2001 would have been 52%. Excluding the adjustments described above, product margin for products allocated to Genzyme Biosurgery increased in the nine months ended September 30, 2002 as compared to the same period in 2001, as a result of an increase in sales of Synvisc viscosupplementation product, a higher margin product.

Service Margin

        Our total service margin increased 16% for the three months ended September 30, 2002 as compared to the same period a year ago primarily due to a 20% increase in total service revenue, which was partially offset by a 24% increase in total cost of services sold. Service margin increased 12% for the nine months ended September 30, 2002 as compared to the same period a year ago primarily due to a 16% increase in service revenue, which was partially offset by a 19% increase in total cost of services sold.

        Service margin for services allocated to Genzyme General increased 27% for the three months ended September 30, 2002 and 23% for the nine months ended September 30, 2002 as compared to the same periods a year ago primarily due to increased sales of genetic testing services attributable to our expanded presence in the prenatal screening market.

        Service margin for services allocated to Genzyme Biosurgery decreased 11% for the three months ended September 30, 2002 and 19% for the nine months ended September 30, 2002 as compared to the same periods a year ago primarily due to decreased sales of Epicel skin grafts and an increase in overall cost of services during both periods.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 5% to $115.5 million for the three months ended September 30, 2002 as compared to same period a year ago. The decrease was primarily due to $29.9 million of expenses that were included in selling, general and administrative expense for the three months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002. Selling, general and administrative expenses for the three months ended September 30, 2001 includes:

  •
  charges of $27.0 million resulting from Pharming Group N.V.'s August 2001 decision to file for and operate under a court supervised receivership which consisted of the write-off of the $10.2 million in principal and accrued interest due to us under the 7% senior convertible note issued to us by Pharming Group and a charge of $16.8 million representing our commitment to fund the operations of our joint venture with Pharming Group for Pompe disease therapies, which in turn is legally obligated to supply human transgenic alpha-glucosidase until the patients currently enrolled in the clinical trial of the product can be transitioned to a product derived from Chinese hamster ovary, or CHO, cells which we refer to as a CHO-cell product; and

  •
  $2.9 million of costs attributable to the sale of our former Snowden-Pencer line of surgical instruments.

        Excluding the $27.0 million of charges related to Pharming Group and $2.9 million of costs attributable to the sale of our former Snowden-Pencer line of surgical instruments in the three months ended September 30, 2001, selling, general and administrative expenses increased 25% for the three months ended September 30, 2002 as compared to same period a year ago primarily due to:

  •
  a $10.1 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $3.9 million increase in expenditures related to increased market penetration for Fabrazyme enzyme in Europe;

  •
  a $2.5 million charge recorded in September 2002, to write down accounts receivable for Cerezyme enzyme in Argentina;

  •
  a $1.9 million increase in expenditures to support increased sales of Cerezyme enzyme;

  •
  the addition of expenses resulting from our acquisition of Novazyme;

  •
  the increase in legal costs related to on-going regulatory matters and intellectual property disputes; and

  •
  a $2.6 million charge for severance costs relating to Genzyme Biosurgery's cardiothoracic business for which there were no comparable amounts in the same period a year ago.

        Selling, general and administrative expenses increased 4% to $329.4 million for the nine months ended September 30, 2002 as compared to same period a year ago despite the inclusion of $43.1 million of expenses during the nine months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002. Selling, general and administrative expenses for the nine months ended September 30, 2001 includes:

  •
  charges of $27.0 million resulting from Pharming Group's August 2001 decision to file for and operate under a court supervised receivership;

  •
  $10.6 million of costs attributable to the sale of our former Snowden-Pencer line of surgical instruments; and

  •
  $5.5 million of costs associated with the consolidation of Genzyme Biosurgery's European operations.

        Excluding the $43.1 million of charges related to Pharming Group N.V., the sale of our former Snowden-Pencer line of surgical instruments and Genzyme Biosurgery's consolidation of European operations in the nine months ended September 30, 2001, selling, general and administrative expenses increased 20% for the nine months ended September 30, 2002 as compared to same period a year ago primarily due to:

  •
  a $32.3 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $9.5 million increase in expenditures related to increased market penetration for Fabrazyme enzyme in Europe;

  •
  a $4.7 million increase in expenditures to support increased sales of Cerezyme enzyme;

  •
  a $2.5 million charge to write down accounts receivable for Cerezyme enzyme in Argentina;

  •
  the addition of expenses resulting from our acquisitions of Novazyme and Wyntek;

  •
  the increase in legal costs related to on-going regulatory matters and intellectual property disputes; and

  •
  a $2.6 million charge for severance costs relating to Genzyme Biosurgery's cardiothoracic business for which there were no comparable amounts in the same period a year ago.

Research and Development Expenses

        Research and development expenses increased 8% to $74.7 million for the three months ended September 30, 2002 as compared to the same period a year ago primarily due to:

  •
  a $3.1 million increase in spending related to our Pompe development program as described below;

  •
  a $1.9 million increase in spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease;

  •
  a $1.3 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek;

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis and anti-obesity programs; and

  •
  a $1.1 million increase in spending on the orthopaedics development programs, particularly other indications for Synvisc viscosupplementation product.

        Research and development expenses increased 23% to $232.8 million for the nine months ended September 30, 2002 as compared to the same period a year ago primarily due to:

  •
  a $34.3 million increase in spending related to our Pompe development program as described below;

  •
  a $1.2 million increase in spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease;

  •
  a $4.3 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek;

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis, and anti-obesity programs;

  •
  a $1.9 million increase in spending on the orthopaedics development programs, particularly other indications for Synvisc viscosupplementation product; and

  •
  a $1.1 million increase in spending on the cardiothoracic development programs, particularly cell therapy.

        Included in research and development expenses for the nine months ended September 30, 2002 are expenses associated with a comparison study of our enzyme programs for the treatment of Pompe disease that we concluded during the first quarter of 2002. The enzyme programs included:

  •
  the transgenic enzyme developed by our Pharming/Genzyme LLC joint venture with Pharming Group;

  •
  the internally produced enzyme derived from a CHO-cell line;

  •
  the CHO enzyme licensed from Synpac (North Carolina), Inc. in 2000; and

  •
  an enzyme produced using technology we obtained in the Novazyme acquisition in 2001.

        The analysis of the data from that study indicated that our internally developed CHO-cell product offers the clearest and most efficient pathway to commercialization based on both clinical and manufacturing considerations. As a result of this analysis we:

  •
  have cancelled our manufacturing contract for the clinical development of the CHO therapy licensed from Synpac while recording a charge of $8.8 million to research and development in the first quarter of 2002 to reflect bulk product purchases and contract cancellation charges;

  •
  will continue to supply the CHO therapy licensed from Synpac to patients participating in the extensions of clinical trials, as we have with patients receiving the transgenic enzyme developed in a joint venture with Pharming Group until they can be transitioned to a CHO-cell product; and

  •
  will proceed with the pre-clinical development of an enzyme product using technology we obtained through our acquisition of Novazyme as a potential next-generation therapy for Pompe disease and utilize Novazyme's engineering technologies to develop improved second-generation versions of our marketed products and optimal products for the treatment of other LSDs.

        Research and development expenses for the nine months ended September 30, 2002 include a charge of $2.0 million we recorded in the first quarter of 2002 representing the restructuring of Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense decreased 43% to $17.6 million for the three months ended September 30, 2002 and 41% to $52.8 million for the nine months ended September 30, 2002 as compared to the same periods in 2001 due to our adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect for the three and nine months ended September 30, 2001, our amortization of intangibles expense would have been as follows (unaudited, amounts in thousands):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$30,950	$(13,351)	$17,599	$90,115	$(39,219)	$50,896

        The following tables present the impact SFAS No. 142 would have had on our amortization of intangibles expense had the standard been in effect for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

	Year Ended December 31, 2001			Year Ended December 31, 2000
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)			(Unaudited)
Amortization of intangibles	$121,124	$(52,541)	$68,583	$22,974	$(12,259)	$10,715
	Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)
Amortization of intangibles	$24,674	$(12,375)	$12,299

Purchase of In-Process Research and Development

Myosix

        In July 2002, we entered into a collaboration with Myosix, a privately-held French biotechnology company, for the development and commercialization of a certain autologous cell culture technology, which we refer to as the Myosix Technology. The Myosix Technology was developed by the founders of Myosix with funding from the AP-HP, which owns and exclusively licenses the Myosix Technology and related patents to Myosix. In connection with the collaboration, we entered into several agreements with Myosix, including an equity purchase agreement, all effective July 29, 2002. Pursuant to the terms of the equity purchase agreement, we acquired 49% of the common stock of Myosix in exchange for 625,977 shares of Biosurgery Stock. The entire initial acquisition cost of $1.9 million, of which $1.6 million represents the fair market value of the shares of Biosurgery Stock exchanged and $0.3 million represents acquisition costs, was allocated to IPR&D and charged to expense in the three months ended September 30, 2002. We allocated this charge and our ownership interest in Myosix to Genzyme Biosurgery.

        The sublicense that we obtained from Myosix grants us use of the Myosix Technology for the treatment of congestive heart failure, although other applications may be pursued from this cell culture process. As of July 29, 2002, the date of acquisition, phase 1 clinical testing had been completed with funding from the AP-HP. Phase 2 clinical trials are scheduled to commence in the fourth quarter of 2002, and FDA approval for cardiac cell therapy is projected for 2009. As of September 30, 2002, the Myosix Technology has not achieved technological feasibility for any application and will require significant future development before an application can be completed.

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

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of

LSDs. As of September 30, 2002, we estimate that it will take approximately four to six years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

Wyntek

        In June 2001, in connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. We recorded this amount as a charge to expense in our unaudited, consolidated statements of operations and in Genzyme General's unaudited, combined statements of operations for the quarter ended June 30, 2001.

        Wyntek currently is developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The intended use of the device is to read reaction strips at the patient's bedside or in an emergency room setting. In September 2002, we filed a 510(k) submission with the FDA for Wyntek's cardiovascular product. If we receive the necessary regulatory approvals, we intend to begin selling the product.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statement of operations and in Genzyme General's combined statements of operations for the year ended December 31, 2000. As of September 30, 2002, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when our management believes Genzyme General may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at September 30, 2002	Value at Acquisition Date	Estimated Cost to Complete at September 30, 2002	Year of Expected Product Launch
				(Amounts in millions)
Renagel | phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	•	Clinical studies scheduled for completion in 2002, 2003, and 2004	$19.7	$7.6	2004
GT160-246	C. difficile colitis	•	Phase 2 trial ongoing	37.4	30.5	2006
GT56-252 Oral Iron Chelator	Iron overload disease	• •	Filed an IND in Q4 2001 Approval to commence Phase 1 trials in Europe obtained in 2001	15.7	22.5	2007
GT316-235 Fat absorption inhibitor	Anti-Obesity	•	Expected to file an IND in the first half of 2003	17.8	37.6	2010
Polymer	Oral Mucositis	•	IND expected to be filed in the first half of 2003	17.8	30.0	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$128.2

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations and in Genzyme Biosurgery's combined statement of operations for the year ended December 31, 2000. As of September 30, 2002, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at September 30, 2002	Value at Acquisition Date (in millions)	Estimated Cost to Complete at September 30, 2002	Year of Expected Product Launch
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • • •	Preclinical for hip indication in U.S. Preclinical for knee indication Preclinical for other joints Product for hip indication launched in Europe in September 2002	$33.8	(1)	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •	Preclinical—gynecological and pelvic indications Clinical trials—pivotal safety and efficacy study on-going in U.S. for Hylaform® Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3	(1) N/A	2003 to 2006 N/A

				$82.1

(1)
Costs to complete are not estimable due to the early stage of these programs.

        Except for our viscosupplementation product for the hip launched in Europe in 2002, substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once developed each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

Charge for Impaired Assets

        In 1997, we temporarily suspended bulk production of HA at our bulk HA manufacturing facility in Haverhill, England, because we determined that we had sufficient quantities of HA on hand to meet the demand for our Sepra products for the near term. In the first quarter of 2002, we began a capital expansion program to build HA manufacturing capacity at one of our existing manufacturing facilities in Framingham, Massachusetts. During the third quarter of 2002, we determined that we have sufficient inventory levels to meet demand until the Framingham facility is completed and validated, which is estimated to be within one year. In connection with this assessment, at September 30, 2002, we concluded that we no longer require the manufacturing capacity at the HA plant in England and recorded an impairment charge of approximately $9.0 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended September 30, 2002 to write down the assets at the England facility to fair value.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(2,387)	$(8,110)	(71)%	$(10,429)	$(28,921)	(64)%
Gain (loss) on investments in equity securities	29	(24,464)	(100)%	538	(25,996)	(102)%
Minority interest in net loss of subsidiary	—	260	(100)%	—	2,259	(100)%
Other	(234)	(980)	(76)%	729	(4,823)	(115)%
Investment income	12,956	13,718	(6)%	39,017	36,359	7%
Interest expense	(6,602)	(8,739)	(24)%	(20,467)	(30,875)	(34)%

Total other income (expenses)	$3,762	$(28,315)	(113)%	$9,388	$(51,997)	(118)%

Equity in Net Loss of Unconsolidated Affiliates

        We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

Joint Venture	Partner	Effective Date	Product/Indication	Genzyme Division
BioMarin/ Genzyme LLC	BioMarin Pharmaceutical Inc.	September 1998	Aldurazyme enzyme for the treatment of mucopolysaccharidosis-I	Genzyme General
Pharming/ Genzyme LLC	Pharming Group, N.V.	October 1998	Human alpha-glucosidase for the treatment of Pompe disease (transgenic product)	Genzyme General
Genzyme/Pharming Alliance LLC(1)	Pharming Group, N.V.	June 2000	Human alpha-glucosidase for the treatment of Pompe disease (produced using CHO cells)	Genzyme General
Diacrin/ Genzyme LLC	Diacrin, Inc.	October 1996	Products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases	Genzyme Biosurgery (until May 1999); Genzyme General (after May 1999)

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

        Our equity in net loss of unconsolidated affiliates decreased 71% to $2.4 million for the three months ended September 30, 2002, as compared to the same period a year ago, primarily as the result of the August 2001 termination of our strategic alliance with Pharming for the development of a CHO-cell derived product for the treatment of Pompe disease. In addition, in August 2001, we became responsible for funding all of the operations of Pharming/Genzyme LLC, which in turn is legally obligated to supply transgenically-derived alpha-glucosidase until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product. Our share of losses for both of our joint ventures with Pharming was $2.6 million for the three months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002.

        The decrease in equity in net loss of unconsolidated affiliates for the three months ended September 30, 2002 as compared to the same period a year ago was also attributable to:

  •
  a $2.5 million decrease in net losses from our joint venture with BioMarin;

  •
  a $0.3 million decrease in net losses from our joint venture with Diacrin; and

  •
  a $0.3 million decrease in net losses in our equity position in GTC.

        Our equity in net loss of unconsolidated affiliates decreased 64% to $10.4 million for the nine months ended September 30, 2002, as compared to the same period a year ago, primarily as the result of the August 2001 termination of our strategic alliance with Pharming. Our share of losses for both of our joint ventures with Pharming was $9.4 million for the nine months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002.

        The decrease in equity in net loss of unconsolidated affiliates for the nine months ended September 30, 2002 as compared to the same period a year ago was also attributable to:

  •
  a $5.3 million decrease in net losses from our joint venture with BioMarin;

  •
  a $1.7 million decrease in net losses from our joint venture with Diacrin; and

  •
  a $0.9 million decrease in net losses in our equity position in GTC.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of September 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, we carry the investment on our consolidated balance sheet and the combined balance sheet of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at September 30, 2002, our remaining investment would have an unrealized loss of $8.2 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

        In January 2001, Focal exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We recorded in equity in net loss of unconsolidated affiliates our portion of the results of Focal. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Our equity in net loss of unconsolidated affiliate decreased in the nine months ended September 30, 2002 when compared to the same period in 2001 because we began accounting for Focal as a wholly-owned subsidiary when the remaining outstanding shares were purchased.

Gain (Loss) on Investment in Equity Securities

        We review the carrying value of each of our investments in equity securities on a quarterly basis for impairment. Because we have assessed the decline in the market price of each of our investments in equity securities to be temporary, we have not recorded any associated impairment charges for the three and nine months ended September 30, 2002. We will be required to record a charge to earnings if we conclude, in any future quarter, that it is unclear over what period the recovery of the stock price for each of these investments will take place and, accordingly, that any evidence suggesting that these investments will recover to at least our purchase price is not sufficient to overcome the presumption that the current market price is the best indicator of the value of each of these investments. Excluding our investment in GTC common stock, at September 30, 2002, our stockholders' equity includes unrealized losses of approximately $20.8 million, related to the other investments in equity securities allocated to Genzyme General, that we believe are temporary. We will record impairment charges related to these investments if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

        In September 2001, we recorded charges of $11.8 million in connection with our investment in the ordinary shares of Cambridge Antibody Technology Group and $4.5 million in connection with our investment in the common stock of Targeted Genetics, because we considered the decline in value of these investments to be other than temporary. Given the significance and duration of the declines as of the end of the quarter, we concluded that it was unclear over what period the recovery of the stock price for each of these investments would take place and, accordingly, that any evidence suggesting that the investments would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of each of these investments.

        In September 2001, we recorded a charge of $8.5 million, representing an at-cost write-off of our investment in Pharming common stock. In August 2001, Pharming Group announced that it would file for receivership in order to seek protection from its creditors.

        In April 2001, we recorded a $1.2 million charge to reflect the fair market value of our investment in Aronex at June 30, 2001. In April 2001, Antigenics announced that it had entered into a definitive merger agreement with Aronex. The merger was completed in July 2001. Under the terms of the merger agreement, we received 0.0594 of a share of Antigenics common stock for each share of Aronex common stock that we held.

Minority Interest in Net Loss of Subsidiary

        As a result of our combined direct (until July 2001) and indirect interest in ATIII LLC, we had consolidated the results of ATIII LLC, recording GTC's portion of the losses of that joint venture as minority interest. ATIII LLC was a joint venture we formed with GTC for the development and commercialization of transgenically-derived antithrombin III. In July 2001, we transferred our 50% ownership interest in ATIII LLC to GTC and stopped recording minority interest.

Investment Income

        Our investment income decreased 6% for the three months ended September 30, 2002 and increased 7% for the nine months ended September 30, 2002 as compared to the same periods a year ago. The decrease in investment income for the three months ended September 30, 2002 as compared to the same period a year ago was primarily due to a decrease in interest rates. The increase in investment income for the nine months ended September 30, 2002 as compared to the same period a year ago was primarily due to higher average cash balances. The higher cash balances resulted primarily from our May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General.

Interest Expense

        Our interest expense decreased 24% for the three months ended September 30, 2002, as compared to the same period a year ago, primarily due to a decrease in interest rates used to calculate interest on borrowings from our revolving credit facility. Interest expense decreased 34% for the nine months ended September 30, 2002 as compared to the same period a year ago primarily due to the June 2001 redemption of our $250.0 million in principal of 5 1/4% convertible subordinated notes due 2005, which was partially offset by the May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Also in May 2001, Genzyme General used a portion of the $562.1 million in net proceeds from the private placement of the 3% convertible subordinated debentures due May 2021 to repay the $150.0 million we had drawn under our revolving credit facility in December 2000.

Tax (Provision) Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
(Provision for) benefit from income taxes	$(6,600)	$4,554	(245)%	$(20,031)	$7,288	(375)%
Effective tax rate	21%	4%		25%	6%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Our effective tax rate for both the three and nine months ended September 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. We stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

Cumulative Effects of Changes in Accounting for Goodwill and Derivative Financial Instruments

        On January 1, 2002, we adopted SFAS No. 142, which requires that ratable amortization of goodwill be replaced with periodic impairment testing of goodwill. Accordingly, we ceased amortizing goodwill effective January 1, 2002.

        In accordance with the transitional provisions of SFAS No. 142, we tested the impairment of the goodwill for Genzyme Biosurgery's cardiothoracic reporting unit and recorded an impairment charge of $98.3 million in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002, which we recorded as the cumulative effect of a change in accounting for goodwill.

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

        In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect adjustment of $4.2 million, net of tax, in our unaudited, consolidated statement of operations and in the unaudited, combined statement of operations of Genzyme General for the three months ended March 31, 2001, to recognize the fair value of our warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended September 30, 2002, we recorded a gain of $0.04 million in other income in our unaudited, consolidated statements of operations and in the unaudited, combined statement of operations of Genzyme General to reflect the change in value of our warrants to purchase shares of GTC common stock from July 1, 2002 to September 30, 2002, as compared to a charge of $1.2 million in other expense for the same period of 2001. For the nine months ended September 30, 2002, we recorded a charge of $2.0 million in other expense in our unaudited, consolidated statements of operations and in the unaudited, combined statements of operations of Genzyme General to reflect the change in fair value of our warrants to purchase shares of GTC common stock from January 1, 2002 to September 30, 2002 as compared to a charge of $5.0 million for the same period a year ago. We also recorded a charge of $0.7 million ($1.2 million pre-tax) in other comprehensive income (loss) in stockholders' equity in our unaudited, consolidated balance sheets and in division equity in the unaudited, combined balance sheet of Genzyme General to reflect the change in value of our interest rate swaps during the nine months ended September 30, 2002. At September 30, 2002, our interest rate swaps had a fair market value of $(4.0) million.

GENZYME GENERAL
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme General's financial statements.

ACQUISITIONS

        In September 2001, we acquired all of the outstanding capital stock of Novazyme for an initial payment of approximately 2.6 million shares of Genzyme General Stock valued at $110.6 million. Novazyme shareholders received 0.5714 of a share of Genzyme General Stock for each share of Novazyme common stock they held. We will be obligated to make two additional payments totaling $87.5 million, payable in shares of Genzyme General Stock, if we receive U.S. marketing approval for two products for the treatment of LSDs that employ certain of Novazyme's technologies by specified dates. In connection with the merger, we also assumed all of the outstanding options, warrants and rights to purchase Novazyme common stock on an as-converted basis. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Novazyme are included in our consolidated financial statements and the combined financial statements of Genzyme General from September 26, 2001, the date of acquisition.

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws, and, in this investigation, it is evaluating whether there are anti-competitive aspects of the Novazyme transaction that the government should seek to negate. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating in the FTC investigation. At this stage, we cannot predict with precision the likely outcome of the investigation or how that outcome will impact our business. As with any litigation or investigation, there are costs associated with responding to the investigation, both in terms of management time and out-of-pocket expenses.

        In June 2001, we acquired all of the outstanding capital stock of privately-held Wyntek for $65.0 million in cash. Wyntek is a provider of point of care rapid diagnostic tests for pregnancy and infectious diseases. We allocated the acquisition to Genzyme General and accounted for the acquisition as a purchase. Accordingly, the results of operations of Wyntek are included in our consolidated financial statements and in the combined financial statements of Genzyme General from June 1, 2001, the date of acquisition.

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

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus, has been adopted by Genzyme General, effective at the beginning of fiscal year 2002.

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

        If Genzyme General believes an indicator of potential impairment exists, it tests to determine whether the impairment recognition criteria in SFAS No. 144 have been met. In evaluating long-lived assets for potential impairment, Genzyme General makes several significant estimates and judgments, including:

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

        We completed transitional and annual impairment tests for the $492.4 million of net goodwill related to Genzyme General's reporting units in the nine months ended September 30, 2002, as provided by SFAS No. 142 and determined that no impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill.

REVENUES

        The components of Genzyme General's total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue	$249,464	$234,875	6%	$710,683	$656,121	8%
Service revenue	22,537	17,853	26%	66,132	54,390	22%

Total product and service revenue	272,001	252,728	8%	776,815	710,511	9%
Research and development revenue	822	2,324	(65)%	5,323	6,232	(15)%

Total revenues	$272,823	$255,052	7%	$782,138	$716,743	9%

Product and Service Revenue

        The following table sets forth Genzyme General's product and service revenues on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product Revenue:
Therapeutics:
Cerezyme enzyme	$157,471	$143,048	10%	$460,254	$423,991	9%
Other therapeutic products	24,763	8,631	187%	54,291	21,810	149%

Total Therapeutics	182,234	151,679	20%	514,545	445,801	15%
Renal	36,954	52,356	(29)%	106,029	121,359	(13)%
Diagnostic Products	20,656	20,572	—	61,024	54,786	11%
Other	9,620	10,268	(6)%	29,085	34,175	(15)%

Total product revenue	249,464	234,875	6%	710,683	656,121	8%
Service Revenue:
Other	22,537	17,853	26%	66,132	54,390	22%

Total product and service revenue	$272,001	$252,728	8%	$776,815	$710,511	9%

Therapeutics

        The increase in Therapeutics product revenue for both the three and nine months ended September 30, 2002 as compared to the same periods a year ago, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, which is an adjunctive diagnostic tool for well-differentiated thyroid cancer, sales of Fabrazyme enzyme, which is a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease, and bulk sales of and royalties earned on sales of WelChol bile acid binder, which is an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The growth in sales of Cerezyme enzyme in both the three and nine months ended September 30, 2002 was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide, particularly in Europe, resulting from significant investment in our global sales and marketing infrastructure. The growth in European sales of Cerezyme enzyme for both periods was positively impacted by the weakened U.S. Dollar against the Euro. During the three months ended September 30, 2002 as compared to the same period a year ago the U.S. Dollar weakened against the Euro on average by approximately 10%, which positively impacted sales of Cerezyme enzyme by $5.0 million. During the nine months ended September 30, 2002 as compared to the same period a year ago the U.S. Dollar weakened against the Euro on average by approximately 3%, which positively impacted sales of Cerezyme enzyme by $5.1 million.

        Genzyme General's results of operations are highly dependent on sales of Cerezyme enzyme and a reduction in revenue from sales of this product would adversely affect its results of operations. Revenue from Cerezyme enzyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Although orphan drug status for Cerezyme enzyme, which provided us with exclusive marketing rights for Cerezyme enzyme in the U.S., expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme enzyme until 2010 and the composition of Cerezyme enzyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

        Genzyme General is aware of companies that have initiated efforts to develop competitive products. OGS, for example, is developing Zavesca (OGT 918), a small molecule drug candidate for the treatment of Type 1 Gaucher disease. OGT 918 has been granted orphan drug status in the U.S. for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In 2001, OGS submitted an MAA to the EMEA, as well as an NDA to the FDA for OGT 918 for the oral treatment of Type 1 Gaucher disease. In June 2002, the FDA issued a complete response letter on the NDA for OGT 918. In the letter the FDA stated that, in its opinion, the product is not approvable due to OGS' failure to provide sufficient support for the safety and efficacy of OGT 918. In July 2002, the CPMP of the EMEA issued a positive opinion recommending marketing approval of OGT 918 for the treatment of Type 1 Gaucher disease. The CPMP's decision states that the product is indicated only for mild-to-moderate forms of Type 1 Gaucher disease, and may be used only for the treatment of patients for whom enzyme replacement therapy is unsuitable. The CPMP requested OGS provide follow-up safety data. To date, virtually all Gaucher disease patients who have received enzyme replacement therapy have experienced strong clinical benefit with few side effects.

        The following table provides information regarding the change in sales of Cerezyme enzyme as a percentage of Genzyme General's total product revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Cerezyme enzyme	$157,471	$143,048	10%	$460,254	$423,991	9%
% of Genzyme General's total product revenue	63%	61%		65%	65%

        Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and bulk sales of and royalties earned on sales of WelChol bile acid binder. The increase in other therapeutic products revenue for the three months ended September 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 54% increase in sales of Thyrogen hormone to $7.3 million primarily due to increased market penetration. Thyrogen hormone was launched in Europe during the fourth quarter of 2001 as a result of a positive opinion rendered in September 2001 by the CPMP of the EMEA, which was necessary for commercial introduction of the product;

  •
  a 273% increase in sales of Fabrazyme enzyme in Europe to $7.3 million primarily due to the introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme. Fabrazyme enzyme was launched in Europe in August 2001; and

  •
  a 433% increase in bulk sales of and royalties earned on sales of WelChol bile acid binder to $9.9 million primarily due to increased market penetration. WelChol bile acid binder is marketed in the U.S. by Sankyo Pharma, Inc. In October 2002, Merck/Schering-Plough Pharmaceuticals received marketing approval in Germany and FDA approval in the U.S. for its competitive product, ezetimibe, for use alone and with marketed statins for the treatment of elevated cholesterol levels. Ezetimibe will be marketed under the tradename EZETROL (ezetimibe) in Germany and under the tradename ZETIA (ezetimibe) in the U.S. The introduction of these products may adversely affect the future growth of bulk sales of and royalties earned on sales of our Welchol bile acid binder.

        The increase in other therapeutic products revenue for the nine months ended September 30, 2002 as compared to the same period a year ago is attributable to:

  •
  a 51% increase in sales of Thyrogen hormone to $20.2 million primarily due to increased market penetration;

  •
  a 398% increase in sales of Fabrazyme enzyme in Europe to $17.2 million primarily due to its introduction to several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 318% increase in bulk sales of and royalties earned on sales of WelChol bile acid binder to $16.4 million primarily due to increased market penetration.

Renal

        During the quarter ended September 30, 2002, we created the Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of Genzyme General's Therapeutics reporting segment. We have reclassified Genzyme General's 2001 disclosures to conform to Genzyme General's 2002 presentation. Genzyme General expects sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage dialysis patients;

  •
  our ability to effectively manage wholesaler inventories and the effectiveness of the inventory management programs we plan to implement with our wholesalers;

  •
  our ability to optimize dosing and improve patient compliance with dosing of Renagel phosphate binder;

  •
  our ability to expand manufacturing capacity;

  •
  our ability to obtain reimbursement from third party payors; and

  •
  our ability to manufacture sufficient quantities to meet demand.

        The following table provides information regarding the change in sales of Renagel phosphate binder during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Sales of Renagel phosphate binder	$36,954	$52,356	(29)%	$106,029	$121,359	(13)%
% of Genzyme General's product revenue	15%	22%		15%	18%

        Sales for the three months ended September 30, 2002 declined compared to the same period in 2001 primarily due to a reduction in domestic wholesaler inventory levels, based on management's estimates of end user demand, of approximately $7.0 million, as well as an increase in the Renagel phosphate binder rebate reserve of $4.0 million in the third quarter of 2002 to adjust our estimates of payor mix and rebate rates. Sales for the nine months ended September 30, 2002 declined as compared to the same period in 2001 primarily due to a reduction in domestic wholesaler inventory levels, based on management's estimates of end user demand, of approximately $30.0 million, as well as the $4.0 million increase in the rebate reserve in the third quarter of 2002.

Diagnostic Products

        Diagnostic Products product revenue increased $0.1 million to $20.7 million for the three month period ended September 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to a 5% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $15.5 million. The increase was offset by a 10% decrease in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $5.2 million.

        Diagnostic Products product revenue increased 11% to $61.0 million for the nine months ended September 30, 2002 as compared to the same period a year ago. The increase was primarily attributable to:

  •
  a 3% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $45.6 million; and

  •
  a 45% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $15.4 million, including additional tests we obtained through our acquisition of Wyntek in June 2001.

Other Product and Service Revenue

        The 6% decrease in other product revenue to $9.6 million for the three months ended September 30, 2002 as compared to the same period a year ago is primarily due to a 1% decrease in the combined sales of liquid crystals and amino acid derivatives, both of which are pharmaceutical materials, to $6.6 million and a 16% decrease in sales of hyaluronan-based products to $3.0 million. The 26% increase in other service revenue to $22.5 million for the three months ended September 30, 2002 as compared to the same period a year ago is due to increased sales of genetic testing services. This increase was primarily attributable to expanded presence in the prenatal screening market.

        The 15% decrease in other product revenue to $29.1 million for the nine months ended September 30, 2002 as compared to the same period a year ago is primarily due to a 14% decrease in the combined sales of liquid crystals and amino acid derivatives, both of which are pharmaceutical materials, to $20.1 million and an 18% decrease in sales of hyaluronan-based products to $8.7 million. The 22% increase in other service revenue to $66.1 million for the nine months ended September 30, 2002 as compared to the same period a year ago is due to increased sales of genetic testing services. This increase was primarily attributable to expanded presence in the prenatal screening market.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Research and development revenue:
Therapeutics	$125	$1,310	(90)%	$3,054	$3,515	(13)%
Other	—	5	(100)%	31	25	24%
Eliminations/Adjustments	697	1,009	(31)%	2,238	2,692	(17)%

Total research and development revenue	$822	$2,324	(65)%	$5,323	$6,232	(15)%

        Research and development revenue allocated to Genzyme General is related primarily to research initiatives for its Therapeutics reporting segment. Eliminations/Adjustments includes research and development efforts Genzyme General conducted on behalf of GTC and amounts related to Genzyme General's research and development activities that we do not specifically allocate to a particular segment of Genzyme General.

International Product and Service Revenue

        A substantial portion of Genzyme General's revenue is generated outside of the U.S. Most of the international revenue is attributable to sales of Cerezyme enzyme, Renagel phosphate binder and Fabrazyme enzyme. The following table provides information regarding the change in international product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
International product and service revenue	$116,415	$94,555	23%	$331,332	$280,022	18%
% of Genzyme General's total product and service revenue	43%	37%		43%	39%

        International sales of Cerezyme enzyme increased 14% to $84.2 million for the three months ended September 30, 2002 as compared to $73.8 million in the same period a year ago. International sales of Cerezyme enzyme increased 9% to $243.1 million for the nine months ended September 30, 2002 as compared to $223.0 million in the same period a year ago.

        The increase in international sales of Cerezyme enzyme for the three months ended September 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  a 7% increase in international unit sales of Cerezyme enzyme; and

  •
  an approximate 10% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme enzyme by $5.0 million.

        The increase in international sales of Cerezyme enzyme for the nine months ended September 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  a 7% increase in international unit sales of Cerezyme enzyme; and

  •
  an approximate 3% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme enzyme by $5.1 million.

        International sales of Renagel phosphate binder increased 107% to $11.0 million for the three months ended September 30, 2002 as compared to $5.3 million for the same period a year ago. International sales of Renagel phosphate binder increased 132% to $29.9 million for the nine months ended September 30, 2002 as compared to $12.9 million for the same period a year ago.

        The increase in international sales of Renagel phosphate binder for the three and nine months ended September 30, 2002 as compared to the same periods a year ago is primarily due to:

  •
  the on-going launch of Renagel phosphate binder tablets in Europe in 2002; and

  •
  the expansion of the European Renagel phosphate binder sales force.

        International sales of Fabrazyme enzyme increased 273% to $7.3 million for the three months ended September 30, 2002 as compared to $1.9 million for the same period a year ago. International sales of Fabrazyme enzyme increased 398% to $17.2 million for the nine months ended September 30, 2002 as compared to $3.5 million for the same period a year ago.

        The increase in international sales of Fabrazyme enzyme for the three and nine months ended September 30, 2002 as compared to the same period a year ago is primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002; and

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme.

MARGINS

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin	$197,646	$186,541	6%	$560,501	$512,424	9%
% of product revenue	79%	79%		79%	78%
Service margin	8,858	6,960	27%	27,733	22,596	23%
% of service revenue	39%	39%		42%	42%
Total product and service gross margin	$206,504	$193,501	7%	$588,234	$535,020	10%
% of total product and service revenue	76%	77%		76%	75%

        Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than sales of diagnostic products.

Product Margin

        The 6% increase in product margin for the three months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to a 6% increase in product revenue offset in part by a 7% increase in the cost of products sold. The improved product margin was primarily attributable to an increase in sales of higher margin Therapeutics products such as Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme. Driven by the increase in sales in Therapeutics products, product margin for Therapeutics products increased 19% for the three months ended September 30, 2002.

        Product margin for Renagel phosphate binder decreased 29% for the three months ended September 30, 2002 as compared to the same period a year ago primarily due to decreased sales of Renagel phosphate binder resulting from slower than expected end-user growth and the continuation of our program to reduce wholesaler inventories. Product margin for Renagel phosphate binder for the three months ended September 30, 2002 as compared to the same period a year ago includes a reduction in wholesaler inventory levels, based on management's estimates of end user demand, of approximately $7.0 million, as well as an increase to the Renagel phosphate binder rebate reserve of $4.0 million in the third quarter of 2002 to adjust our estimates of payor mix and rebate rates, which was partially offset by $1.5 million in sales attributable to a pricing increase.

        Product margin for Diagnostic Products decreased 3% for the three months ended September 30, 2002 as compared to the same period a year ago resulting from the increase in the cost of Diagnostic Products sold for the three months ended September 30, 2002 as compared to the same period a year ago.

        The 9% increase in product margin for the nine months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to an 8% increase in product revenue offset in part by a 5% increase in the cost of products sold. The improved product margin was primarily attributable to an increase in sales of higher margin Therapeutics products such as Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme. Driven by the increase in sales in Therapeutics products, product margin for Therapeutics products increased 15% for the nine months ended September 30, 2002.

        Product margin for Renagel phosphate binder increased 4% for the nine months ended September 30, 2002 as compared to the same period a year ago despite decreased sales of Renagel phosphate binder primarily due to a decrease in the cost of Renagel phosphate binder sold attributable to a volume discount achieved on production costs. Also contributing to the decrease in cost of Renagel phosphate binder for the nine months ended September 30, 2002 as compared to the same period a year ago were charges of $8.2 million for the six months ended June 30, 2001 relating to the increased basis of the inventory obtained in connection with our acquisition of GelTex in December 2000, for which there are no comparable amounts in the nine months ended September 30, 2002. Product margin for Renagel phosphate binder for the nine months ended September 30, 2002 as compared to the same period a year ago includes a reduction in wholesaler inventory levels, based on management's estimates of end user demand, of approximately $30.0 million, as well as the $4.0 million increase to the rebate reserve in the third quarter of 2002, which was offset by $4.5 million in sales attributable to a pricing increase.

        Product margin for Diagnostic Products decreased 5% for the nine months ended September 30, 2002 as compared to the same period a year ago resulting from the increase in the cost of Diagnostic

Products sold for the nine months ended September 30, 2002 as compared to the same period a year ago. The increase in cost of Diagnostic Products sold was partially attributable to a charge of $2.8 million recorded in the three months ended March 31, 2002 for the planned closure of a Diagnostic Products manufacturing facility in San Carlos, CA.

        We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of Diagnostic Products continue to increase.

Service Margin

        Service margin increased 27% for the three months ended September 30, 2002 and 23% for the nine months ended September 30, 2002 as compared to the same periods a year ago primarily due to increased sales of genetic testing services attributable to our expanded presence in the prenatal screening market.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 7% to $86.2 million for the three months ended September 30, 2002 as compared to the same period a year ago primarily due to $27.0 million of additional charges that were included in selling, general and administrative expense for the three months ended September 30, 2001 resulting from Pharming Group N.V.'s August 2001 decision to file for and operate under a court supervised receivership. Included was the write-off of the $10.2 million in principal and accrued interest due to us under the 7% senior convertible note issued to us by Pharming Group and a charge of $16.8 million representing our commitment to fund the operations of our joint venture with Pharming Group for Pompe disease therapies, which in turn is legally obligated to supply human transgenic alpha-glucosidase until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product.

        Excluding the $27.0 million of charges related to Pharming Group in the three months ended September 30, 2001, selling, general and administrative expenses increased 32% for the three months ended September 30, 2002 as compared to same period a year ago primarily due to:

  •
  a $10.1 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $3.9 million increase in expenditures related to increased market penetration for Fabrazyme enzyme in Europe;

  •
  a $2.5 million charge recorded in September 2002, to write down accounts receivable for Cerezyme enzyme in Argentina;

  •
  a $1.9 million increase in expenditures to support increased sales of Cerezyme enzyme;

  •
  the addition of expenses resulting from our acquisition of Novazyme; and

  •
  the increase in legal costs related to on-going regulatory matters and intellectual property disputes.

        Selling, general and administrative expenses increased 12% to $243.1 million for the nine months ended September 30, 2002 as compared to the same period a year ago despite the inclusion of the $27.0 million of charges related to Pharming Group during the nine months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002. The increase in selling, general and administrative expenses for the nine months ended September 30, 2002, as compared to same period a year ago, was primarily due to:

  •
  a $32.3 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $9.5 million increase in expenditures related to increased market penetration for Fabrazyme enzyme in Europe;

  •
  a $4.7 million increase in expenditures to support increased sales of Cerezyme enzyme;

  •
  a $2.5 million charge to write down accounts receivable for Cerezyme enzyme in Argentina;

  •
  the addition of expenses resulting from our acquisitions of Novazyme and Wyntek; and

  •
  the increase in legal costs related to on-going regulatory matters and intellectual property disputes.

Research and Development Expenses

        Research and development expenses increased 9% to $54.4 million for the three months ended September 30, 2002 as compared to the same period a year ago primarily due to:

  •
  a $3.1 million increase in spending related to our Pompe development program as described below;

  •
  a $1.9 million increase in spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease;

  •
  a $1.3 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek; and

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis and anti-obesity programs.

        Research and development expenses increased 32% to $174.7 million for the nine months ended September 30, 2002 as compared to the same period a year ago primarily due to:

  •
  a $34.3 million increase in spending related to our Pompe development program as described below;

  •
  a $1.2 million increase in spending on Genzyme General's program to further develop Fabrazyme enzyme for the treatment of Fabry disease;

  •
  a $4.3 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  the addition of spending as a result of our acquisitions of Novazyme and Wyntek; and

  •
  additional spending on the continued development of the C. difficile colitis, oral iron chelator, oral mucositis, and anti-obesity programs.

        Included in research and development expenses for the nine months ended September 30, 2002 are expenses associated with a comparison study of our enzyme programs for treatment of Pompe disease that we concluded during the first quarter of 2002. The enzyme programs included:

  •
  the transgenic enzyme developed by our Pharming/Genzyme LLC joint venture with Pharming Group;

  •
  the internally produced enzyme derived from a CHO-cell line;

  •
  the CHO enzyme licensed from Synpac (North Carolina) in 2000; and

  •
  an enzyme produced using technology we obtained in the Novazyme acquisition in 2001.

        The analysis of the data from that study indicated that our internally developed CHO-cell product offers the clearest and most efficient pathway to commercialization based on both clinical and manufacturing considerations. As a result of this analysis we:

  •
  have cancelled our manufacturing contract for the clinical development of the CHO therapy licensed from Synpac while recording a charge of $8.8 million to research and development in the first quarter of 2002 to reflect bulk product purchases and contract cancellation charges;

  •
  will continue to supply the CHO therapy licensed from Synpac to patients participating in the extensions of clinical trials, as we have with patients receiving the transgenic enzyme developed in a joint venture with Pharming Group until they can be transitioned to a CHO-cell product; and

  •
  will proceed with the pre-clinical development of an enzyme produced using technology we obtained through the acquisition of Novazyme as a potential next-generation therapy for Pompe disease and utilize Novazyme's engineering technologies to develop improved second-generation versions of our marketed products and optimal products for the treatment of other LSDs.

        Research and development expenses for the nine months ended September 30, 2002 include a charge of $2.0 million we recorded in the first quarter of 2002 representing the restructuring of Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense decreased 49% to $9.8 million for the three months ended September 30, 2002 and 47% to $29.3 million for the nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to Genzyme General's adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect for the three and nine months ended September 30, 2001, Genzyme General's amortization of intangibles expense would have been as follows (unaudited, amounts in thousands):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$19,221	$(9,503)	$9,718	$55,073	$(27,515)	$27,558

        The following tables present the impact SFAS No. 142 would have had on Genzyme General's amortization of intangibles expense had the standard been in effect for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

	Year Ended December 31, 2001			Year Ended December 31, 2000
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Adjustment Amortization	As Adjusted
		(Unaudited)			(Unaudited)
Amortization of intangibles	$74,296	$(37,020)	$37,276	$10,928	$(6,608)	$4,320
	Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)
Amortization of intangibles	$8,106	$(5,261)	$2,845

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

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of September 30, 2002, we estimate that it will take approximately four to six years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

Wyntek

        In June 2001, in connection with our acquisition of Wyntek, we allocated approximately $8.8 million of the purchase price to IPR&D. Genzyme General recorded this amount as a charge to expense in its unaudited, combined statement of operations for the quarter ended June 30, 2001.

        Wyntek currently is developing a cardiovascular product to rapidly measure the quantitative levels of cardiac marker proteins. These are the leading markers for the diagnosis of acute myocardial infarction. The product consists of a mobile, stand-alone, quantitative diagnostic device and a reaction strip that detects disease specific marker proteins. The intended use of the device is to read reaction strips at the patient's bedside or in an emergency room setting. In September 2002, we filed a 510(k) submission with the FDA for Wyntek's cardiovascular product. If we receive the necessary regulatory approvals, we intend to begin selling the product.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which Genzyme General recorded as a charge to expense in its combined statements of operations for the year ended December 31, 2000. As of

September 30, 2002, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when our management believes Genzyme General may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at September 30, 2002	Value at Acquisition Date	Estimated Cost to Complete at September 30, 2002	Year of Expected Product Launch
				(Amounts in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	•	Clinical studies scheduled for completion in 2002, 2003, and 2004	$19.7	$7.6	2004
GT160-246	C. difficile colitis	•	Phase 2 trial ongoing	37.4	30.5	2006
GT56-252 Oral Iron Chelator	Iron overload disease	• •	Filed an IND in Q4 2001 Approval to commence Phase 1 trials in Europe obtained in 2001	15.7	22.5	2007
GT316-235 Fat absorption inhibitor	Anti-Obesity	•	Expected to file an IND in the first half of 2003	17.8	37.6	2010
Polymer	Oral Mucositis	•	IND expected to be filed in the first half of 2003	17.8	30.0	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$128.2

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

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(2,387)	$(8,110)	(71)%	$(10,429)	$(27,605)	(62)%
Gain (loss) on investments in equity securities	29	(24,464)	(100)%	538	(25,996)	(102)%
Minority interest in net loss of subsidiary	—	260	(100)%	—	2,259	(100)%
Other	(274)	(1,015)	(73)%	578	(4,903)	(112)%
Investment income	12,430	13,125	(5)%	37,461	34,136	10%
Interest expense	(4,258)	(5,699)	(25)%	(13,477)	(19,379)	(30)%

Total other income (expenses)	$5,540	$(25,903)	(121)%	$14,671	$(41,488)	(135)%

Equity in Net Loss of Unconsolidated Affiliates

        Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Pharming Group and Diacrin and through May 31, 2002, our portion of the results of GTC.

        Genzyme General's equity in net loss of unconsolidated affiliates decreased 71% to $2.4 million for the three months ended September 30, 2002, as compared to the same period a year ago, primarily as the result of the August 2001 termination of our strategic alliance with Pharming for the development of a CHO-cell derived product for the treatment of Pompe disease. In addition, in August 2001, we became responsible for funding all of the operations of Pharming/Genzyme LLC, which in turn is legally obligated to supply transgenically-derived alpha-glucosidase until the patients currently enrolled in the clinical trial of the product can be transitioned to a CHO-cell product. Genzyme General's share of losses for both of our joint ventures with Pharming was $2.6 million for the three months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002.

        The decrease in equity in net loss of unconsolidated affiliates for the three months ended September 30, 2002 as compared to the same period a year ago was also attributable to:

  •
  a $2.5 million decrease in net losses from our joint venture with BioMarin;

  •
  a $0.3 million decrease in net losses from our joint venture with Diacrin; and

  •
  a $0.3 million decrease in net losses in our equity position in GTC.

        Genzyme General's equity in net loss of unconsolidated affiliates decreased 62% to $10.4 million for the nine months ended September 30, 2002, as compared to the same period a year ago, primarily as the result of the August 2001 termination of our strategic alliance with Pharming. Genzyme General's share of losses for both of our joint ventures with Pharming was $9.4 million for the nine months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002.

        The decrease in equity in net loss of unconsolidated affiliates for the nine months ended September 30, 2002 as compared to the same period a year ago was also attributable to:

  •
  a $5.3 million decrease in net losses from our joint venture with BioMarin;

  •
  a $1.7 million decrease in net losses from our joint venture with Diacrin; and

  •
  a $0.9 million decrease in net losses in our equity position in GTC.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of approximately $9.6 million. We received approximately $4.8 million in cash and a promissory note for the remaining amount of approximately $4.8 million. The shares of GTC common stock were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of September 30, 2002. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point we ceased to have significant influence over GTC. We began accounting for our investment in GTC under the cost method of accounting in June 2002.

        Because of the 24-month lock-up provision, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, we carry the investment on our combined balance sheet at cost, subject to review for impairment. Based on the market price of GTC common stock at September 30, 2002, our remaining investment would have an unrealized loss of $8.2 million. Because we have assessed the decline in the market price of GTC common stock to be temporary, we have not recorded an associated impairment charge.

Gain (Loss) on Investment in Equity Securities

        We review the carrying value of each of our investments in equity securities on a quarterly basis for impairment. Because we have assessed the decline in the market price of each of the investments in equity securities allocated to Genzyme General to be temporary, Genzyme General has not recorded any associated impairment charges for the three and nine months ended September 30, 2002. Genzyme General will be required to record a charge to earnings if we conclude, in any future quarter, that it is unclear over what period the recovery of the stock price for each of these investments will take place and, accordingly, that any evidence suggesting that these investments will recover to at least our purchase price is not sufficient to overcome the presumption that the current market price is the best indicator of the value of each of these investments. Excluding our investment in GTC common stock, at September 30, 2002, Genzyme General's division equity includes unrealized losses of approximately $20.8 million, related to the other investments in equity securities allocated to Genzyme General, that we believe are temporary. Genzyme General will record impairment charges related to these investments if the stocks do not recover within the next three to six months.

        In September 2001, Genzyme General recorded charges of $11.8 million in connection with our investment in the ordinary shares of Cambridge Antibody Technology Group and $4.5 million in connection with our investment in the common stock of Targeted Genetics, because we considered the decline in value of these investments to be other than temporary. Given the significance and duration of the declines as of the end of the quarter, we concluded that it was unclear over what period the recovery of the stock price for each of these investments would take place and, accordingly, that any evidence suggesting that the investments would recover to at least our purchase price was not sufficient to overcome the presumption that the current market price was the best indicator of the value of each of these investments.

        In September 2001, Genzyme General recorded a charge of $8.5 million, representing an at-cost write-off of our investment in Pharming common stock. In August 2001, Pharming Group announced that it would file for receivership in order to seek protection from its creditors.

        In April 2001, Genzyme General recorded a $1.2 million charge to reflect the fair market value of our investment in Aronex at June 30, 2001. In April 2001, Antigenics announced that it had entered into a definitive merger agreement with Aronex. The merger was completed in July 2001. Under the terms of the merger agreement, we received 0.0594 of a share of Antigenics common stock for each share of Aronex common stock that we held.

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

Investment Income

        Genzyme General's investment income decreased 5% for the three months ended September 30, 2002 and increased 10% for the nine months ended September 30, 2002 as compared to the same periods a year ago. The decrease in investment income for the three months ended September 30, 2002 as compared to the same period a year ago was primarily due to a decrease in interest rates. The increase in investment income for the nine months ended September 30, 2002 as compared to the same period a year ago was primarily due to higher average cash balances. The higher cash balances resulted primarily from our May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Net proceeds from the offering were approximately $562.1 million. We allocated the principal balance of the debentures and the net proceeds from the offering to Genzyme General.

Interest Expense

        Genzyme General's interest expense decreased 25% for the three months ended September 30, 2002, as compared to the same period a year ago, primarily due to a decrease in the interest rates used to calculate commitment fees allocated to Genzyme General related to our revolving credit facility. Genzyme General's interest expense decreased 30% for the nine months ended September 30, 2002 as compared to the same period a year ago primarily due to the June 2001 redemption of our $250.0 million in principal 5 1/4% convertible subordinated notes due 2005, which was partially offset by the May 2001 private placement of $575.0 million in principal of 3% convertible subordinated debentures due May 2021. Also in May 2001, Genzyme General used a portion of the $562.1 million in proceeds from the private placement of the 3% convertible subordinated debentures due May 2021 to repay the $150.0 million we had drawn under our revolving credit facility in December 2000.

Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Provision for income taxes	$(17,906)	$(3,495)	412%	$(47,885)	$(34,174)	40%
Effective tax rate	29%	(4)%		30%	(5,108)%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  use of a foreign sales corporation; and

  •
  use of tax credits.

        Genzyme General's effective tax rate for both the three and nine months ended September 30, 2001 also varied from the U.S. statutory rate due to nondeductible goodwill amortization expense. Genzyme General stopped recording nondeductible goodwill amortization expense upon the adoption of SFAS No. 142 in fiscal year 2002.

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

        In accordance with the transition provisions of SFAS No. 133, Genzyme General recorded a cumulative effect adjustment of $4.2 million, net of tax, in its unaudited, combined statements of operations for the three months ended March 31, 2001 to recognize the fair value of our warrants to purchase shares of GTC common stock held on January 1, 2001 and allocated to Genzyme General. Transition adjustments pertaining to interest rate swaps designated as cash-flow hedges and foreign currency forward contracts allocated to Genzyme General were not significant. For the three months ended September 30, 2002, Genzyme General recorded a gain of $0.04 million in other income in its unaudited, combined statement of operations to reflect the change in value of its warrants to purchase shares of GTC common stock from July 1, 2002 to September 30, 2002 as compared to a charge of $1.2 million in other expense for the same period of 2001. For the nine months ended September 30, 2002, Genzyme General recorded a charge of $2.0 million in other expense in its unaudited, combined statements of operations to reflect the change in fair value of its warrants to purchase shares of GTC common stock from January 1, 2002 to September 30, 2002, as compared to a charge of $5.0 million for the same period a year ago. Genzyme General also recorded a charge of $0.7 million ($1.2 million pre-tax) in other comprehensive income (loss) in division equity in its unaudited, combined balance sheets to reflect the change in value of its interest rate swaps during the nine month period ended September 30, 2002. At September 30, 2002, Genzyme General's interest rate swaps had a fair-market value of $(4.0) million.

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

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived assets to Be Disposed Of", and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus, has been adopted by Genzyme Biosurgery, effective at the beginning of fiscal year 2002.

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

        If Genzyme Biosurgery believes an indicator of potential impairment exists, it tests to determine whether the impairment recognition criteria in SFAS No. 144 have been met. In evaluating long-lived assets for potential impairment, Genzyme Biosurgery makes several significant estimates and judgements, including:

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

        Effective January 1, 2002, Genzyme Biosurgery adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. Unlike SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," goodwill impairment tests performed under SFAS No. 142 do not involve an initial test comparing the projected undiscounted cash flows to the carrying amount of goodwill. Instead, SFAS No. 142 requires that goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. Effective January 1, 2002, we reclassified $1.8 million of acquired workforce intangible assets previously classified as other intangible assets, net of related deferred tax liabilities, to goodwill as required by SFAS No. 142.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments, a component of Genzyme Biosurgery's Biosurgical Specialties reporting segment, and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, in the three months ended March 31, 2002, upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        We completed the transitional and annual impairment tests for the $112.7 million of net goodwill related to Genzyme Biosurgery's other reporting units in the nine months ended September 30, 2002 as provided by SFAS No. 142, and determined that no additional impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. The possibility exists that those estimates could prove to be inaccurate, which could result in an impairment of goodwill.

REVENUES

        The components of Genzyme Biosurgery's total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product revenue:
Orthopaedics	$27,233	$25,492	7%	$72,998	$63,269	15%
Biosurgical Specialties	14,652	15,206	(4)%	40,221	44,830	(10)%
Cardiothoracic	16,841	16,386	3%	50,894	52,042	(2)%

Total product revenue	58,726	57,084	3%	164,113	160,141	2%

Service revenue:
Orthopaedics	4,467	4,164	7%	13,372	13,292	1%
Biosurgical Specialties	1,867	1,971	(5)%	3,774	4,301	(12)%

Total service revenue	6,334	6,135	3%	17,146	17,593	(3)%

Research and development revenue:
Other	1	—	N/A	36	5	620%

Total revenues	$65,061	$63,219	3%	$181,295	$177,739	2%

Product Revenue

        Orthopaedics product revenue increased 7% to $27.2 million for the three months ended September 30, 2002 and 15% to $73.0 million for the nine months ended September 30, 2002, as compared to the same periods a year ago, due to an increase in sales of Synvisc viscosupplementation product. Synvisc viscosupplementation product sales increased primarily due to increased utilization of the product within the existing customer base as well as new accounts. We believe that a potentially significant competitor is currently seeking FDA approval for a viscosupplementation product for possible U.S. launch during the first half of 2003.

        Biosurgical Specialties product revenue decreased 4% to $14.7 million for the three months ended September 30, 2002, as compared to the same period a year ago. The decrease is due to a 95% decrease in sales of surgical instruments to $0.2 million resulting from the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a 57% increase in sales of Sepra products to $11.0 million primarily due to increased market penetration.

        Biosurgical Specialties product revenue decreased 10% to $40.2 million for the nine months ended September 30, 2002, as compared to the same period a year ago. The decrease is due to a 94% decrease in sales of surgical instruments to $0.8 million resulting from the sale of our Snowden-Pencer line of surgical instruments during the fourth quarter of 2001, partially offset by a 37% increase in sales of Sepra products to $28.8 million primarily due to increased market penetration.

        Cardiothoracic product revenue increased 3% to $16.8 million in the three months ended September 30, 2002, as compared to the same period a year ago, primarily due to an 11% increase in the combined sales of FocalSeal-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $4.0 million, which was offset in part by a decrease in sales of instruments for cardiac surgery. Sales of these instruments decreased primarily due to the sale of our Snowden-Pencer line of surgical instruments in the fourth quarter of 2001.

        Cardiothoracic product revenue decreased 2% to $50.9 million for the nine months ended September 30, 2002 as compared to the same period a year ago, primarily due to a 9% decline in revenue from sales of surgical closures to $12.9 million resulting from our withdrawal of certain commodity suture lines in Europe during the first half of 2001 and a 7% decline in the combined revenues from sales of fluid management systems and instruments for cardiac surgery to $25.2 million due to increased competitive pressures on product pricing and the sale of our Snowden-Pencer line of surgical instruments in the fourth quarter of 2001. These decreases were partially offset by an 18% increase in the combined sales of FocalSeal-L surgical sealant and instruments for minimally-invasive and off-pump cardiac surgery to $12.7 million.

Service Revenue

        Orthopaedics service revenue did not change significantly during the three and nine months ended September 30, 2002 as compared to the same periods a year ago. Increased sales of Carticel chondrocyte services in the U.S. for both the three and nine months ended September 30, 2002 were offset by decreased European sales of the service in each period because we have not been actively seeking new partners or marketing Carticel chondrocytes in Europe since the second quarter of 2001. The decrease in Biosurgical Specialties service revenue for both the three and nine months ended September 30, 2002 as compared to the same periods a year ago, is attributable to decreased sales of Epicel skin grafts services in each period. Sales of Epicel skin grafts, which are used to treat victims of severe burns, are variable based upon the occurence of fire-related accidents.

International Revenue

        International revenue as a percentage of total sales for the three months ended September 30, 2002 was 26% as compared to 27% in the same period of 2001. International revenue as a percentage of total sales for the nine months ended September 30, 2002 was 28% as compared to 29% in the same period of 2001. The decrease in each period was primarily due to increased sales of Synvisc viscosupplementation product in the U.S.

MARGINS

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Product margin	$34,245	$29,956	14%	$89,320	$72,244	24%
% of product revenue	58%	52%		54%	45%
Service margin	$2,671	$2,987	(11)%	$6,865	$8,497	(19)%
% of service revenue	42%	49%		40%	48%
Total product and service gross margin	$36,916	$32,943	12%	$96,185	$80,741	19%
% of total product and service revenue	57%	52%		53%	45%

        Genzyme Biosurgery provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margin may vary significantly depending on the market conditions of each product or service.

Product Margin

        The 14% increase in product margin and the increase in product margin as a percentage of product revenue for the three months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to a modest increase in revenue and a favorable 10% decrease in cost of products sold. The decrease in the cost of products sold was primarily related to increased sales of higher margin products, specifically Synvisc viscosupplementation product.

        The 24% increase in product margin and the increase in product margin as a percentage of product revenue for the nine months ended September 30, 2002 as compared to the same period a year ago was primarily attributable to a slight increase in revenue and a favorable 15% decrease in cost of products sold. The decrease in the cost of products sold was primarily related to our December 18, 2000 acquisition of Biomatrix which was allocated to Genzyme Biosurgery. As part of the acquisition, we adjusted the acquired inventory to fair value, resulting in an increase of $11.3 million. This amount was fully amortized to cost of products sold as the acquired inventory was sold in the first half of 2001. Excluding this adjustment, Genzyme Biosurgery's product margin for the nine months ended September 30, 2001 would have been 52%. Excluding the adjustments described above, product margin increased in the nine months ended September 30, 2002 as compared to the same period in 2001, as a result of an increase in sales of Synvisc viscosupplementation product, a higher margin product.

Service Margin

        Service margin decreased 11% for the three months ended September 30, 2002 and 19% for the nine months ended September 30, 2002 as compared to the same periods a year ago, primarily due to decreased sales of Epicel skin grafts and an increase in cost of services during both periods.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 1% for the three months ended September 30, 2002 as compared to the same period in 2001. The decrease is primarily due to $2.9 million of costs attributable to the sale of our former Snowden-Pencer line of surgical instruments in the three months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002 and to efforts within Genzyme Biosurgery to streamline and consolidate selling efforts in the three months ended September 30, 2002. This decrease was partially offset by a $2.6 million charge for severance costs relating to Genzyme Biosurgery's cardiothoracic business for which there were no comparable amounts in the same period a year ago.

        Selling, general and administrative expenses decreased 14% for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease is primarily due to $10.6 million of costs attributable to the sale of our former Snowden-Pencer line of surgical instruments in the nine months ended September 30, 2001 for which there are no comparable amounts in the same period of 2002 and to efforts within Genzyme Biosurgery to streamline and consolidate selling efforts in the nine months ended September 30, 2002. In addition, there were $5.5 million of costs in the nine months ended September 30, 2001 associated with the consolidation of European operations for which there are no comparable amounts in the same period of 2002. These decreases were partially offset by a $2.6 million charge for severance costs relating to Genzyme Biosurgery's cardiothoracic business for which there were no comparable amounts in the same period a year ago.

Research and Development Expenses

        Research and development expenses increased 7% during the three months ended September 30, 2002 as compared to the same period in 2001. The increase was primarily due to a $1.1 million increase in spending on the orthopaedics development programs, particularly other indications for Synvisc viscosupplementation product.

        Research and development expenses increased 9% during the nine months ended September 30, 2002 as compared to the same period in 2001. The increase was primarily due to a $1.1 million increase in spending on the cardiothoracic development programs, particularly cell therapy and a $1.9 million increase in spending on the orthopaedics development programs, particularly other indications for Synvisc viscosupplementation product.

Amortization of Intangibles

        Amortization of intangibles expense decreased 34% to $7.8 million for the three months ended September 30, 2002 and 33% to $23.5 million for the nine months ended September 30, 2002 as compared to the same periods in 2001 due to Genzyme Biosurgery's adoption of SFAS No. 142 in January 2002. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill as of January 1, 2002. Had SFAS No. 142 been in effect for the three and nine months ended September 30, 2002, Genzyme Biosurgery's amortization of intangible expense would have been as follows (unaudited, amounts in thousands):

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
Amortization of intangibles	$11,729	$(3,848)	$7,881	$35,042	$(11,704)	$23,338

        The following table presents the impact SFAS No. 142 would have had on Genzyme Biosurgery's amortization of intangibles expense had the standard been in effect for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted	As Reported	Goodwill Amortization Adjustment	As Adjusted
		(Unaudited)			(Unaudited)			(Unaudited)
Amortization of intangibles	$46,828	$(15,521)	$31,307	$7,096	$(3,894)	$3,202	$5,750	$(3,263)	$2,487

Purchase of In-Process Research and Development

Myosix

        In July 2002, we entered into a collaboration with Myosix, a privately-held French biotechnology company, for the development and commercialization of a certain autologous cell culture technology, which we refer to as the Myosix Technology. The Myosix Technology was developed by the founders of Myosix with funding from the AP-HP, which owns and exclusively licenses the Myosix Technology and related patents to Myosix. In connection with the collaboration, we entered into several agreements with Myosix, including an equity purchase agreement, all effective July 29, 2002. Pursuant to the terms of the equity purchase agreement, we acquired 49% of the common stock of Myosix in exchange for 625,977 shares of Biosurgery Stock. The entire initial acquisition cost of $1.9 million, of which $1.6 million represents the fair market value of the shares of Biosurgery Stock exchanged and $0.3 million represents acquisition costs, was allocated to IPR&D and charged to expense in the three months ended September 30, 2002. We allocated this charge and our ownership interest in Myosix to Genzyme Biosurgery.

        The sublicense that we obtained from Myosix grants us use of the Myosix Technology for the treatment of congestive heart failure, although other applications may be pursued from this cell culture process. As of July 29, 2002, the date of acquisition, phase 1 clinical testing had been completed with funding from the AP-HP. Phase 2 clinical trials are scheduled to commence in the fourth quarter of 2002, and FDA approval for cardiac cell therapy is projected for 2009. As of September 30, 2002, the Myosix Technology has not achieved technological feasibility for any application and will require significant future development before an application can be completed.

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of September 30, 2002, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at September 30, 2002	Value at Acquisition Date (in millions)	Estimated Cost to Complete at September 30, 2002	Year of Expected Product Launch
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • • •	Preclinical for hip indication in U.S. Preclinical for knee indication Preclinical for other joints Product launched for hip indication in Europe in September 2002	$33.8	(1)	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •	Preclinical—gynecological and pelvic indications Clinical trials—pivotal safety and efficacy study on-going in U.S. for Hylaform Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3	(1) N/A	2003 to 2006 N/A

				$82.1

(1)
Costs to complete are not estimable due to the early stage of these programs.

        Except for our viscosupplementation product for the hip launched in Europe in 2002, substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once developed, each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

Charge for Impaired Assets

        In 1997, we temporarily suspended bulk production of HA at our bulk HA manufacturing facility in Haverhill, England because we determined that we had sufficient quantities of HA on hand to meet the demand for our Sepra products for the near term. In the first quarter of 2002, we began a capital expansion program to build HA manufacturing capacity at one of our existing manufacturing facilities in Framingham, Massachusetts. During the third quarter of 2002, we determined that we have sufficient inventory levels to meet demand until the Framingham facility is completed and validated, which is estimated to be within one year. In connection with this assessment, at September 30, 2002, we concluded that we no longer require the manufacturing capacity at the HA Plant in England and we recorded an impairment charge of approximately $9.0 million in our unaudited, consolidated statements of operations and the unaudited, combined statements of operations of Genzyme Biosurgery for the three months ended September 30, 2002 to write down the assets at the England facility to fair value. This charge resulted in an increase of $9.0 million in the amount due from Genzyme Biosurgery to Genzyme General at September 30, 2002.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliate	$—	$—	—%	$—	$(1,316)	(100)%
Other	40	35	14%	151	80	89%
Investment income	320	431	(26)%	943	1,370	(31)%
Interest expense	(2,324)	(3,026)	(23)%	(6,930)	(11,455)	(40)%

Total other income (expenses)	$(1,964)	$(2,560)	(23)%	$(5,836)	$(11,321)	(48)%

Equity in Net Loss of Unconsolidated Affiliate

        In January 2001, Focal exercised its option to require us to purchase $5.0 million in Focal common stock at a price of $2.06 per share. After that purchase we held approximately 22% of the outstanding shares of Focal common stock and began accounting for our investment under the equity method of accounting. We allocated our investment in Focal to Genzyme Biosurgery. Genzyme Biosurgery recorded in equity in net loss of unconsolidated affiliate its portion of the results of Focal. On June 30, 2001, we acquired the remaining 78% of the outstanding shares in an exchange of shares of Biosurgery Stock for shares of Focal common stock. Genzyme Biosurgery's equity in net loss of unconsolidated affiliate decreased in the nine months ended September 30, 2002 when compared to the same period in 2001 because Genzyme Biosurgery began accounting for Focal as a wholly-owned subsidiary when the remaining outstanding shares were purchased.

Investment Income

        Investment income decreased 26% in the three months ended September 30, 2002 and 31% in the nine months ended September 30, 2002 as compared to the same periods in 2001 as a result of a decline in interest rates and average cash balances.

Interest Expense

        Interest expense decreased 23% in the three months ended September 30, 2002 and 40% in the nine months ended September 30, 2002 as compared to the same periods in 2001 primarily as a result of a decrease in interest rates used to calculate interest on borrowings from our revolving credit facility.

Cumulative Effect of Change in Accounting for Goodwill

        On January 1, 2002, we adopted SFAS No. 142 which requires that ratable amortization of goodwill be replaced with periodic impairment testing of goodwill. Accordingly, Genzyme Biosurgery ceased amortizing goodwill effective January 1, 2002.

        In accordance with the transitional provisions of SFAS No. 142, Genzyme Biosurgery tested the impairment of the goodwill for its cardiothoracic reporting unit and recorded an impairment charge of $98.3 million in its unaudited, combined statement of operations for the three months ended March 31, 2002, which it reported as the cumulative effect of change in accounting for goodwill.

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

Asset Impairments

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and amends APB No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus, has been adopted by Genzyme Molecular Oncology effective at the beginning of fiscal year 2002.

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

        If Genzyme Molecular Oncology believes an indicator of potential impairment exists, it tests to determine whether the impairment recognition criteria in SFAS No. 144 have been met. In evaluating long-lived assets for potential impairment, Genzyme Molecular Oncology makes several significant estimates and judgments, including:

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

REVENUES

        The components of Genzyme Molecular Oncology's total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Service revenue	$—	$—	N/A	$485	$—	N/A
Research and development revenue	1,468	704	109%	4,406	2,110	109%
Licensing revenue	806	484	67%	2,132	1,696	26%
Royalty revenue	8	36	(78)%	27	109	(75)%

Total revenues	$2,282	$1,224	86%	$7,050	$3,915	80%

        Service revenue for the nine months ended September 30, 2002 consists of revenues from the provision of services related to the SAGE genomics technology. Genzyme Molecular Oncology provides these services sporadically as customers request them. The focus of its SAGE business remains directed to the grant of licenses to the technology. No such revenues were recorded for the three and nine months ended September 30, 2001.

        Research and development revenue for the three months ended September 30, 2002 consists of $1.5 million of revenue for research performed on behalf of:

  •
  Purdue under the cancer antigen discovery agreement that was initiated in October 2000; and

  •
  Kirin under a collaboration agreement related to the tumor endothelial marker (TEM) program that was initiated in November 2001.

        Research and development revenue for the three months ended September 30, 2001 is solely attributable to research performed under the agreement with Purdue. Research and development revenue increased in the nine months ended September 30, 2002 as compared to the same period in 2001 due to the initiation of work under the Kirin collaboration, combined with an increase in resources applied to the Purdue collaboration.

        Licensing revenue for the three and nine months ended September 30, 2002 consisted primarily of technology access fees Genzyme Molecular Oncology received from Purdue and Kirin resulting from those collaborations. Genzyme Molecular Oncology is amortizing these fees over the course of the associated research programs. For the three months ended September 30, 2002, Genzyme Molecular Oncology recognized $0.8 million of the technology access fees it received from Purdue and Kirin. For the nine months ended September 30, 2002, Genzyme Molecular Oncology recognized $2.1 million of these fees. Genzyme Molecular Oncology also recognizes licensing revenue from licenses of rights to the SAGE technology and, prior to the transfer of its non-core in vitro cancer diagnostic assets to Genzyme General in December 2001, licenses associated with these assets. Those licensing revenues decreased $0.08 million in the three months ended September 30, 2002 as compared to the same period of 2001 and $0.5 million in the nine months ended September 30, 2002 as compared to the same period of 2001 primarily due to the transfer of the diagnostic assets to Genzyme General. As a result of the asset transfer, Genzyme Molecular Oncology will no longer be receiving license revenue under this diagnostic patent estate.

        Royalty revenue consists of royalties received under licenses to the SAGE technology and, through December 2001, under Genzyme Molecular Oncology's diagnostic assets. Because Genzyme Molecular Oncology transferred its in vitro cancer diagnostic assets to Genzyme General in December 2001, it will not receive royalty revenue generated by those assets in the future.

COST OF REVENUES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2002	2001		2002	2001
	(Unaudited, amounts in thousands, except percentage data)
Cost of services sold	$—	$—	N/A	$287	$—	N/A
Cost of research and development contracts and licensing revenue	1,151	668	72%	3,453	1,697	103%

Total cost of revenues	$1,151	$668	72%	$3,740	$1,697	120%

        Genzyme Molecular Oncology's cost of services sold for the nine months ended September 30, 2002 includes $0.3 million of costs associated with the performance of services using the SAGE technology.

        Genzyme Molecular Oncology's cost of research and development contracts and licensing revenue for the three and nine months ended September 30, 2002 and 2001 includes:

  •
  costs associated with work performed under funded research and development agreements, including those with Purdue and, for the three and nine months ended September 30, 2002, Kirin; and

  •
  royalties payable to third parties, most notably The Johns Hopkins University, for technology that Genzyme Molecular Oncology has licensed from them.

        Cost of research and development contracts and licensing revenue increased for both the three and nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to the initiation of work under the Kirin collaboration, combined with an increase in resources applied to the Purdue collaboration.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Genzyme Molecular Oncology's selling, general and administrative expenses decreased 4% to $1.7 million for the three months ended September 30, 2002 as compared to the same period of 2001, due to normal business fluctuations. Genzyme Molecular Oncology's selling, general and administrative expenses increased 8% to $5.9 million for the nine months ended September 30, 2002 as compared to the same period of 2001 as a result of enhanced business development efforts and increased expenses related to information technology, legal, accounting and general management services.

Research and Development Expenses

        Genzyme Molecular Oncology's research and development expenses decreased 8% to $5.9 million for the three months ended September 30, 2002 and 16% to $16.5 million for the nine months ended September 30, 2002 as compared to the same periods of 2001 primarily due to a planned increase in the amount of research and development funded by collaborators. These collaborator-funded research expenses are included in Genzyme Molecular Oncology's cost of research and development contracts and licensing revenues rather than as a research and development expense. Total research and development expenses, including collaborator-funded expenses remained constant at $7.0 million for the three months ended September 30, 2002, and decreased 6% to $20.0 million for the nine months ended September 30, 2002 as compared to the same periods of 2001. The decrease in the nine month period is primarily attributable to some non-recurring expenses incurred in the patient-specific vaccine program during the second quarter of 2001. In addition, during the three month period ended September 30, 2002, Genzyme Molecular Oncology initiated efforts to conserve available cash by reducing research and development expenses, principally by delaying the start of a planned clinical trial of a patient-specific cancer vaccine.

OTHER INCOME AND EXPENSES

        Genzyme Molecular Oncology's other income increased 26% to $0.2 million for the three months ended September 30, 2002 compared to the same period of 2001 primarily due to an increase in investment income. Other income decreased 32% to $0.6 million for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to a decrease in interest income. Investment income increased 27% for the three months ended September 30, 2002 as compared to the same period of 2001, despite a decline in interest rates, as a result of higher average cash balances. Investment income decreased 28% for the nine months ended September 30, 2002 as compared to the same periods of 2001, as a result of a decline in interest rates despite higher average cash balances.

B.    LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION

        At September 30, 2002 and December 31, 2001, we had cash, cash equivalents, and short- and long-term investments of $1.2 billion an increase of $41.8 million from December 31, 2001.

        Our operating activities generated $160.3 million of cash for the nine months ended September 30, 2002. Net cash provided by operating activities was impacted by our net loss of $38.1 million and $22.1 million attributable to the net decrease in working capital, offset by:

  •
  $98.8 million of depreciation and amortization, of which $45.1 million resulted from the depreciation of property, plant and equipment and $53.7 million resulted from the amortization of intangible assets;
  •
  a $9.0 million impairment charge related to manufacturing capacity no longer required at our HA plant in England;
  •
  $10.4 million attributable to our equity in the net losses of unconsolidated affiliates; and
  •
  $98.3 million for the cumulative effect of a change in accounting for the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of SFAS No. 142.

        Our investing activities used $97.5 million of cash for the nine months ended September 30, 2002. Net cash used in investing activities was primarily the result of:

  •
  $164.8 million of cash used to fund purchases of property, plant and equipment, of which $98.6 million resulted primarily from our manufacturing capacity expansions in the Republic of Ireland, the United Kingdom and Belgium, $19.8 million resulted from our manufacturing capacity expansion in the U.S. and $46.4 million representing an aggregate of other domestic manufacturing, research and development and administrative capital expenditures;
  •
  $24.8 million of cash to fund our investments in unconsolidated affiliates; and
  •
  $5.5 million of cash drawn on a senior secured promissory note with a collaborator.

Net cash utilized by investing activities was offset by $93.3 million of cash provided from net of purchases, sales and maturities of investments and investments in equity securities.

        At September 30, 2002, our property, plant and equipment includes approximately $16.0 million of architectural and design costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, we suspended development of this site in favor of developing the manufacturing site we acquired from Pharming N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the Framingham site and we believe that the architectural and design costs incurred by Genzyme General to-date for the Framingham site will be utilized in the future construction at the site.

        In connection with the acquisition of Biomatrix, we assumed a 6.9% convertible subordinated note due May 2003, in favor of UBS Warburg LLC. The $10.0 million principal amount of this note remains outstanding and was included in current portion of long-term debt, convertible notes and capital lease obligations in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme Biosurgery as of September 30, 2002.

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we formally requested and were granted Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect an action by the FDA regarding our application to market Aldurazyme enzyme by the end of January 2003. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme enzyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme enzyme BLA.

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88 and increased the line of credit we extended to Dyax from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2%, which was 6.8% at September 30, 2002, and are due, together with any accrued but unpaid interest, in May 2005. As of September 30, 2002, Dyax had drawn $5.5 million under the note, which we recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any calendar quarter.

        Our financing activities provided $52.2 million of cash for the nine months ended September 30, 2002. Net cash provided by financing activities was primarily the result of:

  •
  $26.9 million of proceeds from the issuance of common stock in connection with the exercise of options to purchase shares of common stock under our stock plans; and
  •
  $35.0 million of proceeds drawn under our credit facility and allocated to Genzyme Biosurgery.

Our financing activities also used $5.9 million to repay the current portions of our long-term debt and long-term capital leases, of which $5.1 million represents payment of the outstanding principal balance due under the notes payable we assumed in connection with our acquisition of GelTex in December 2000 and allocated to Genzyme General.

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the first quarter of 2002, we drew down $35.0 million under this facility and allocated the borrowings to Genzyme Biosurgery. At September 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was 2.8% at September 30, 2002. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants and do not anticipate falling out of compliance.

        We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

  •
  product development and marketing;
  •
  expanding facilities and staff;
  •
  working capital; and
  •
  strategic business initiatives.

        Our cash reserves will be further reduced to pay interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 2021, which may be convertible into shares of Genzyme General Stock upon certain conditions. If we use cash to pay or redeem any of this debt, including principal and interest due on it, our cash reserves will be diminished. To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

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

        In July 2002, we entered into an agreement to lease 61,101 square feet of additional office space in Cambridge, Massachusetts. Genzyme Biosurgery will occupy this space initially. The term of the lease is seven years with rent payable in advance commencing on October 1, 2002. Fixed rent payments during the term of the lease are as follows (amounts in thousands):

October–December 2002	$391
2003	2,032
2004	2,090
2005	2,151
2006	2,197
Thereafter	6,043

Total	$14,904

        Pursuant to the terms of the lease agreement, we are obligated to pay, in addition to yearly fixed rent, our pro rata share of the landlord's operating costs and the real estate taxes for the property in excess of the landlord's operating costs and real estate taxes for 2002. In addition, the landlord will charge us for direct use of electricity at cost. Subject to certain conditions, the lease provides us with an option to extend the lease for two additional five-year terms with rent equal to the greater of the current base rent or 95% of fair market value. The lease also provides three options to lease a total of 45,577 square feet of additional space at the property. In addition, the lease provides us with first offer options on additional space that becomes available in the building.

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

Subsequent Events

Fabrazyme Enzyme BLA

        Our BLA for Fabrazyme enzyme for the treatment of Fabry disease is currently scheduled to be reviewed by the FDA's Endocrinologic and Metabolic Drugs Advisory Committee on January 13, 2003. This meeting was originally scheduled for September 26, 2002, but was postponed by the FDA for administrative reasons. The BLA for Transkaryotic Therapies Inc.'s product for Fabry disease is scheduled to be reviewed by the advisory committee on January 14, 2003.

Aldurazyme Enzyme BLA

        The BLA we submitted with BioMarin to the FDA for approval to market Aldurazyme enzyme for MPS-I disease is scheduled to be reviewed by the FDA's Endocrinologic and Metabolic Drugs Advisory Committee on January 15, 2003.

Cholestagel® Bile Acid Binder MAA

        In August 2002, we filed an MAA with the EMEA for approval to market Cholestagel bile acid binder, a novel, non-absorbed cholesterol-lowering agent for the treatment of primary hypercholesterolemia (elevated cholesterol). The MAA requests the approval of Cholestagel bile acid binder both as a monotherapy and in combination with HMG-CoA reductase inhibitors, or statins. The EMEA has accepted the MAA and validated that it is complete and ready for scientific review. The EMEA's CPMP will now evaluate the application to determine whether to approve Cholestagel bile acid binder in all 15 member states of the European Union. The final commission decision is expected by the end of 2003. Colesevelam hydrochloride has been marketed in the U.S. under the brand-name WelChol for two years by our U.S. marketing partner for the product, Sankyo Pharma, Inc.

GENZYME GENERAL
A Division of Genzyme Corporation

        At September 30, 2002, Genzyme General had cash, cash equivalents, and short- and long-term investments of $1.1 billion, an increase of $79.5 million from December 31, 2001.

        Genzyme General's operating activities generated $204.6 million of cash for the nine months ended September 30, 2002. Net cash provided by operating activities was primarily the result of Genzyme General's net income of $113.2 million and:

  •
  $70.0 million of depreciation and amortization, of which $39.9 million resulted from the depreciation of property, plant and equipment and $30.1 million resulted from the amortization of intangible assets;

  •
  $10.4 million attributable to Genzyme General's equity in net losses of unconsolidated affiliates; and

  •
  $9.3 million attributable to the net change in working capital.

        Genzyme General's investing activities utilized $78.5 million in cash for the nine months ended September 30, 2002. Net cash utilized in investing activities consisted primarily of:

  •
  $160.8 million in cash used to fund purchases of plant, property and equipment, of which, $98.6 million resulted primarily from our manufacturing capacity expansions in the Republic of Ireland, the United Kingdom and Belgium, $15.8 million resulted from our manufacturing capacity expansion in the U.S. and $46.4 million representing an aggregate of other domestic manufacturing, research and development and administrative capital expenditures;

  •
  $24.8 million of cash to fund Genzyme General's investments in unconsolidated affiliates; and

  •
  $5.5 million of cash drawn on a senior secured promissory note with a collaborator.

Net cash utilized by investing activities was offset by $108.4 million of cash provided from Genzyme General's net purchases, sales and maturities of investments and investments in equity securities.

        At September 30, 2002, Genzyme General's property, plant and equipment includes approximately $16.0 million of architectural and design costs related to the development of a manufacturing site adjacent to our existing facilities in Framingham, Massachusetts, which is allocated to Genzyme General. In the fourth quarter of 2001, Genzyme General suspended development of this site in favor of developing the manufacturing site we acquired from Pharming N.V. in Geel, Belgium and allocated to Genzyme General. We are considering alternative uses for the Framingham site and we believe that the architectural and design costs incurred by Genzyme General to-date for the Framingham site will be utilized in the future construction at this site.

        In July 2002, together with BioMarin, we submitted the final portion of the "rolling" BLA for Aldurazyme enzyme to the FDA. As part of the BLA submission, we formally requested and were granted Priority Review, which is an FDA procedure generally reserved for products that address an unmet medical need. We expect an action by the FDA regarding our application to market Aldurazyme enzyme by the end of January 2003. Pursuant to the terms of our joint venture agreement with BioMarin for the development and commercialization of Aldurazyme enzyme, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme enzyme BLA.

        In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88 and increased the line of credit we extended to Dyax from $3.0 million to $7.0 million. In connection with the increase, Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than

$250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2%, which was 6.8% at September 30, 2002, and are due, together with any accrued but unpaid interest, in May 2005. As of September 30, 2002, Dyax had drawn $5.5 million under the note, which we recorded as a note receivable-related party in our unaudited, consolidated balance sheet and the unaudited, combined balance sheet of Genzyme General. Dyax is considered a related party because the chairman and chief executive officer of Dyax is a member of our board of directors. Pursuant to the terms of the note, we are not obligated to make advances in excess of $1.5 million during any calendar quarter.

        Genzyme General's financing activities provided $42.9 million of cash for the nine months ended September 30, 2002. Cash provided from financing activities was primarily the result of:

  •
  $25.8 million of allocated proceeds from the issuance of Genzyme General Stock attributable to the exercise of options to purchase shares of Genzyme General Stock under our stock plans; and

  •
  $27.1 million of cash refunded from Genzyme Biosurgery representing $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum.

Genzyme General's financing activities also used $5.2 million to repay the current portions of long-term debt and long-term capital leases allocated to Genzyme General, of which $5.1 million represents payment of the outstanding principal balance due under the notes payable we assumed in connection with our acquisition of GelTex in December 2000.

        Genzyme General has access to our $350.0 million revolving credit facility, all of which matures in December 2003. At September 30, 2002, $269.0 million had been drawn down and remained outstanding under the $350.0 million facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was 2.8% at September 30, 2002.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At September 30, 2002, $3.0 million remained available to Genzyme Biosurgery under this arrangement. Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At September 30, 2002, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

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

Subsequent Events

Fabrazyme Enzyme BLA

        Our BLA for Fabrazyme enzyme for the treatment of Fabry disease is currently scheduled to be reviewed by the FDA's Endocrinologic and Metabolic Drugs Advisory Committee on January 13, 2003. This meeting was originally scheduled for September 26, 2002, but was postponed by the FDA for administrative reasons. The BLA for Transkaryotic Therapies Inc.'s product for Fabry disease is scheduled to be reviewed by the advisory committee on January 14, 2003.

Aldurazyme Enzyme BLA

        The BLA we submitted with BioMarin to the FDA for approval to market Aldurazyme enzyme for MPS-I disease is scheduled to be reviewed by the FDA's Endocrinologic and Metabolic Drugs Advisory Committee on January 15, 2003.

Cholestagel Bile Acid Binder MAA

        In August 2002, we filed an MAA with the EMEA for approval to market Cholestagel bile acid binder, a novel, non-absorbed cholesterol-lowering agent for the treatment of primary hypercholesterolemia (elevated cholesterol). The MAA requests the approval of Cholestagel bile acid binder both as a monotherapy and in combination with HMG-CoA reductase inhibitors, or statins. The EMEA has accepted the MAA and validated that it is complete and ready for scientific review. The EMEA's CPMP will now evaluate the application to determine whether to approve Cholestagel bile acid binder in all 15 member states of the European Union. The final commission decision is expected by the end of 2003. Colesevelam hydrochloride has been marketed in the U.S. under the brand-name WelChol for two years by our U.S. marketing partner for the product, Sankyo Pharma, Inc.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        At September 30, 2002, Genzyme Biosurgery had cash and cash equivalents of $24.0 million, a decrease of approximately $14.6 million from December 31, 2001.

        Genzyme Biosurgery's operating activities used $20.6 million of cash for the nine months ended September 30, 2002. Operating activities were impacted by Genzyme Biosurgery's division net loss of $160.6 million offset by:

  •
  $28.6 million of depreciation and amortization, of which $5.1 million resulted from the depreciation of property, plant and equipment and $23.5 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of Biomatrix and Focal;

  •
  a $1.9 million non-cash charge for in-process research and development due to the collaboration with Myosix;

  •
  a $9.0 million impairment charge related to manufacturing capacity no longer required at our HA plant in England;

  •
  $98.3 million for the cumulative effect of a change in accounting for the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of SFAS No. 142; and

  •
  $1.5 million of cash provided from net changes in working capital.

        Genzyme Biosurgery's investing activities used $3.9 million of cash for the nine months ended September 30, 2002, primarily to fund capital expenditures.

        Genzyme Biosurgery's financing activities provided $9.0 million of cash for the nine months ended September 30, 2002. Net cash provided from financing activities was primarily a result of the $35.0 million draw under the revolving credit facility allocated to Genzyme Biosurgery. This was partially offset by a $27.1 million payment to Genzyme General, representing a refund of $20.0 million of the $25.0 million Genzyme Biosurgery received from Genzyme General in connection with the transfer to Genzyme General of Genzyme Biosurgery's interest in Diacrin/Genzyme LLC, plus accrued interest of 13.5% per annum.

        In connection with the acquisition of Biomatrix, we assumed a 6.9% convertible subordinated note due May 2003, in favor of UBS Warburg LLC. The $10.0 million principal amount of this note remains outstanding and was included in current portion of long-term debt, convertible notes and capital lease obligations in Genzyme Biosurgery's unaudited, combined balance sheet at September 30, 2002.

        During the first quarter of 2002, we drew down $35.0 million under our $350.0 million revolving credit facility all of which matures in December 2003, and allocated the proceeds to Genzyme Biosurgery. At September 30, 2002, $269.0 million had been drawn down and remained outstanding under our revolving credit facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was 2.8% at September 30, 2002.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At September 30, 2002, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

        We anticipate that Genzyme Biosurgery's cash resources, together with amounts available from the following sources, will be sufficient to finance its planned operations and capital requirements through the first half of 2003:

  •
  revenues generated from its products and distribution agreements; and

  •
  the $3.0 million remaining under the interdivisional financing arrangement with Genzyme General.

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

  •
  costs involved in defending or setting post-closing retained liabilities in connection with our sale of the Snowden-Pencer line of surgical instruments;

  •
  market acceptance of novel approaches and therapies;

  •
  success of its initiatives to reduce expenses and streamline its operations;

  •
  development of competitive products; and

  •
  ability to satisfy regulatory requirements of the FDA and other governmental authorities.

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme Biosurgery is set forth under the heading "Management's Discussion and Analysis of Genzyme Biosurgery's Financial Condition and Result of Operations—Liquidity and Capital Resources" in Exhibit 13.3 to our 2001 Form 10-K. Except for the $27.1 million refund paid by Genzyme Biosurgery to Genzyme General in February 2002 and commitments under our revolving credit facility that are allocated to Genzyme Biosurgery, as described above, and commitments under operating leases allocated to Genzyme Biosurgery, as described below, there have been no material changes to the contractual obligations allocated to Genzyme Biosurgery since December 31, 2001.

        In July 2002, we entered into an agreement to lease 61,101 square feet of additional office space in Cambridge, Massachusetts. Genzyme Biosurgery will occupy this space initially. The term of the lease is seven years with rent payable in advance commencing on October 1, 2002. Fixed rent payments during the term of the lease are as follows (amounts in thousands):

October-December 2002	$391
2003	2,032
2004	2,090
2005	2,151
2006	2,197
Thereafter	6,043

Total	$14,904

        Pursuant to the terms of the lease agreement, we are obligated to pay, in addition to yearly fixed rent, our pro rata share of the landlord's operating costs and the real estate taxes for the property in excess of the landlord's operating costs and real estate taxes for 2002. In addition, the landlord will charge us for direct use of electricity at cost. Subject to certain conditions, the lease provides us with an option to extend the lease for two additional five-year terms with rent equal to the greater of the current base rent or 95% of fair market value. The lease also provides three options to lease a total of 45,577 square feet of additional space at the property. In addition, the lease provides us with first offer options on additional space that becomes available in the building.

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

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        At September 30, 2002, Genzyme Molecular Oncology had cash, cash equivalents and short-term investments of $18.0 million, a decrease of $23.1 million from cash and cash equivalents of $41.1 million at December 31, 2001.

        Genzyme Molecular Oncology's operating activities used $23.6 million of cash for the nine months ended September 30, 2002. Operating activities were impacted by Genzyme Molecular Oncology's division net loss of $18.6 million for the nine months ended September 30, 2002 and $5.0 million attributable to the net decrease in working capital.

        Genzyme Molecular Oncology's investing activities used $15.1 million of cash for the nine months ended September 30, 2002 for the net purchases, sales and maturities of investments.

        Genzyme Molecular Oncology's financing activities for the nine months ended September 30, 2002 provided $0.3 million of allocated proceeds from the issuance of Molecular Oncology Stock under our stock purchase plan.

        Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At September 30, 2002, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

        We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its anticipated operations (taking into consideration a planned reduction in research and development expense) through the end of 2003:

  •
  committed and anticipated research funding and licensing income from collaborators; and

  •
  the $11.0 million remaining under the interdivisional financing arrangement with Genzyme General.

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

        Genzyme Molecular Oncology will require significant additional financing to continue operations at anticipated levels. We cannot guarantee that Genzyme Molecular Oncology will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable. To this end, management is managing closely its cash reserves by decreasing its anticipated research and development expense in the fourth quarter of 2002. Much of this decrease will be obtained by delaying the start of one of its two planned clinical trials of a patient-specific cancer vaccine. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate more of its programs. Genzyme Molecular Oncology may also have to sell or give to third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

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

ITEM 4. CONTROLS AND PROCEDURES

        Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that they timely received the information that we and our consolidated subsidiaries are required to disclose in the reports filed or submitted by us under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 29, 2002, we acquired 49% of the common stock of Myosix, a privately-held French biotechnology company, from the common stockholders of Myosix in exchange for 625,977 shares of Biosurgery Stock pursuant to the terms of an equity purchase agreement among us and the common stockholders of Myosix. Under the terms of the equity purchase agreement, we may acquire up to the remaining 51% of the common stock of Myosix from the common stockholders of Myosix for cash or shares of Biosurgery Stock if certain milestones described in the equity purchase agreement are achieved. The shares of Biosurgery Stock were issued to the five common stockholders of Myosix in a private placement under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

  (b)
  Reports on Form 8-K

    We filed a Current Report on Form 8-K dated August 14, 2002 on August 14, 2002 to include the sworn statements of our Principal Executive Officer, Henri A. Termeer, and our Principal Financial Officer, Michael S. Wyzga, submitted to the SEC pursuant to SEC Order No. 4-460.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
DATE: November 14, 2002	By:	/S/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

CERTIFICATION

I, Henri A. Termeer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Genzyme Corporation (the "Registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4.    The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ HENRI A. TERMEER Henri A. Termeer Chief Executive Officer

CERTIFICATION

I, Michael S. Wyzga, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Genzyme Corporation (the "Registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4.    The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MICHAEL S. WYZGA Michael S. Wyzga Chief Financial Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2002

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
10	Lease dated July 26, 2002, for 55 Cambridge Parkway, Cambridge, Massachusetts between Genzyme and CC&F Cambridge Parkway Trust. Filed herewith.
99.1	Written Statement of the Chief Executive Officer. Filed herewith.
99.2	Written Statement of the Chief Financial Officer. Filed herewith.

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
GENZYME MOLECULAR ONCOLOGY A Division of Genzyme Corporation
GENZYME GENERAL A Division of Genzyme Corporation
GENZYME BIOSURGERY A Division of Genzyme Corporation
  ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX