Form 10-K
period 2002-12-31
GENZYME CORP
filed 2003-03-31
CIK 732485

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	06-1047163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Kendall Square Cambridge, Massachusetts	02139
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002: $4,320,206,618

Number of shares of Genzyme General Stock outstanding as of March 1, 2003: 215,119,078
Number of shares of Biosurgery Stock outstanding as of March 1, 2003: 40,583,935
Number of shares of Molecular Oncology Stock outstanding as of March 1, 2003: 16,940,769

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2002 Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology Annual Reports are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 are incorporated by reference into Part III of this Form 10-K.

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

  •
  estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities to support our products and services;

  •
  expected future revenues, operations and expenditures;

  •
  allocations of revenue, expenses, liabilities and income tax benefits;

  •
  maintenance of financial covenants contained in our credit facility;

  •
  assessment of the outcome of litigation and other governmental proceedings;

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

  •
  decisions made by the U.S. Federal Trade Commission, the U.K. Competition Appeal Tribunal, and other judicial bodies;

  •
  the impact of the May 2001 expiration of orphan drug status for Cerezyme® and Ceredase® enzymes on our revenues from these products;

  •
  the outcome of our ongoing discussions with the FDA and other regulatory authorities in connection with our marketing applications and ongoing clinical trials for Fabrazyme® and Aldurazyme® enzymes and manufacturing facilities for those products and Renagel® phosphate binder;

  •
  the availability of reimbursement for our products and services from third-party payors, and the extent of such coverage;

  •
  our ability to expand manufacturing capacity for Renagel phosphate binder and Myozyme™ enzyme;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage wholesaler inventories of Renagel phosphate binder and the levels of compliance with our inventory management programs;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements;

  •
  the continued funding and operation of our joint ventures by our partners;

  •
  our ability to successfully increase market penetration for Synvisc® viscosupplementation product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  our ability to increase market penetration in Europe for our Fabrazyme enzyme, Thyrogen® hormone and Renagel phosphate binder; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Contrast®, N-geneous®, GlyPro®, InSight®, AFP3®, AFP4®, Carticel®, Pleur-evac®, Tevdek®, Polydek®, Deklene®, SaphLITE®, NextStitch®, Seprafilm®, Sepragel®, and Epicel® are registered trademarks of Genzyme. Myozyme™, CF87™, Sahara™, Immobilizer™, RadLITE™, Sepra™, Sepramesh™, Seprapack™, SAGE™, LongSAGE™, and SPHERE™ are trademarks of Genzyme. WelChol® is a registered trademark of Sankyo Pharma, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Renagel® is a registered trademark and Cholestagel™ is a trademark of GelTex Pharmaceuticals, Inc. Synvisc®, Hylaform® and Hylashield® are registered trademarks, and Hylashield Nite™ is a trademark, of Genzyme Biosurgery Corporation. Focal® and FocalSeal® are registered trademarks of Focal, Inc. AVONEX® is a registered trademark of Biogen, Inc. Zavesca® is a registered trademark of Oxford Glycosciences, Inc. Replagal™ is a trademark of Transkaryotic Therapies, Inc. Hylagan® is a registered trademark of Fidia S.p.A. Orthovisc® is a registered trademark of Anika Therapeutics, Inc. Artz® and Supartz® are registered trademarks of Seikagaku Kogyo. Durolane® is a registered trademark of Q-Med AB, Anthrease® is a registered trademark of Bio-Technology General Corp. Interceed® is a registered trademark and Intergel™ and ClearGlide™ are trademarks of Johnson & Johnson Corporation. Spraygel® is a registered trademark of Confluent Surgical, Inc. Oxiplex® is a registered trademark of FzioMed, Inc. Botox® is a registered trademark of Allergan, Inc. Octopus® is a registered trademark of Medtronic, Inc. VasoView® is a registered trademark and Axius™ is a trademark of Guidant Corporation. KM Mice™ is a trademark of Kirin Brewery Co., Ltd. All rights reserved.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
Introduction
Genzyme General—Products and Development Programs
Genzyme Biosurgery—Products and Development Programs
Genzyme Molecular Oncology—Technology Platforms and Development Programs
Competition
Patents, License Agreements and Trademarks
Government Regulation
Employees
Financial Information Regarding Segment Reporting
Research and Development Costs
Sales by Geographic Area, Significant Customers and Products
ITEM 1A.	EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	CONTROLS AND PROCEDURES
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
15(a)(1) Financial Statements
15(a)(2) Financial Statement Schedules
15(a)(3) Exhibits
15(b) Reports on Form 8-K
15(c) Exhibits

PART I

ITEM 1.    BUSINESS

Introduction

        We are a biotechnology and human healthcare company that develops innovative products and provides services for major unmet medical needs. We were founded as a Delaware corporation in June 1981 and became a Massachusetts corporation in 1991. We currently have three operating divisions, each of which has a related series of common stock that is intended to reflect its value and track its financial performance. These divisions are:

  •
  Genzyme General, which develops and markets therapeutic products and diagnostic products and services with an emphasis on genetic disorders and other chronic debilitating diseases with well-defined patient populations. Genzyme General Stock is listed on the NASDAQ® National Market under the symbol "GENZ;"

  •
  Genzyme Biosurgery, which develops and markets biotherapeutic and biomaterial products, with an emphasis on orthopaedics, heart disease and broader surgical applications. Biosurgery Stock is listed on the NASDAQ® National Market under the symbol "GZBX;" and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities. Molecular Oncology Stock is listed on the NASDAQ® National Market under the symbol "GZMO."

        We allocate all of our products, services, programs, assets and liabilities among our divisions for purposes of financial statement presentation; however, Genzyme, the corporation, together with its subsidiaries, continues to own all of the assets and is responsible for all of the liabilities allocated to each of the divisions.

Genzyme General—Products and Development Programs

        Genzyme General is organized into three reportable segments—Therapeutics, Renal and Diagnostic Products. The Therapeutics segment focuses on developing and marketing products for genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, and specialty therapeutics. The Therapeutics segment also includes the business of GelTex Pharmaceuticals, Inc., which we acquired in December 2000. GelTex is focused on developing non-absorbed polymer drugs that bind and eliminate targeted substances in the gastrointestinal tract and small-molecule pharmaceuticals consisting of novel polyamine analogues and metal chelators. The Renal segment focuses on developing and marketing products for diseases of the kidney, including chronic renal failure. The Diagnostic Products segment develops, markets and distributes in vitro diagnostic products. Outside of these reportable segments, Genzyme General also provides genetic diagnostic services and develops, manufactures and sells pharmaceutical products that are used by other biotechnology and pharmaceutical companies in their research and development activities.

Therapeutics

        Genzyme General's Therapeutics segment currently has four therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on these products and certain late-stage clinical development programs as of March 1, 2003.

Product	Indication	Status	Licensor/Collaborator
Cerezyme® (imiglucerase for injection) and Ceredase® (alglucerase injection)	Type I Gaucher disease	Ceredase marketed since 1991; Cerezyme marketed since 1994; distributed in 79 countries	None
Fabrazyme® (agalsidase beta)	Fabry disease	Marketed in Europe since 2001; available in 26 countries worldwide; BLA submitted to the FDA in June 2000; post marketing phase 4 trial ongoing	Mt. Sinai School of Medicine
Thyrogen® (thyrotropin alfa for injection)	Adjunctive diagnostic agent in the follow-up of patients with well-differentiated thyroid cancer	Marketed in U.S. since 1998; approved in Puerto Rico in 1999, Europe, Israel and Brazil in 2000, and Canada, Australia and Korea in 2001	National Institutes of Health; Sloan Kettering
WelChol®/Cholestagel™ (colesevelam hydrochloride)	Reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia	Marketed in U.S. since 2000; MAA submitted to the EMEA in 2002	Sankyo Pharma, Inc. (U.S. only)
Aldurazyme® (laronidase)	MPS I	BLA submitted to the FDA and MAA submitted to the EMEA in 2002	BioMarin Pharmaceutical, Inc.
AVONEX® (Interferon beta 1-a)	Relapsing forms of multiple sclerosis	BLA submitted to Japanese Ministry of Health in early 2003	Biogen, Inc.
Myozyme™ enzyme	Pompe disease	Opened enrollment in clinical trial; pivotal trial expected to commence in 2003	None
tolevamer toxin binder	Clostridium difficile associated diarrhea	Phase 2 trial ongoing	None
DX-88	Hereditary angioedema	Phase 2 trials ongoing	Dyax Corp.
CAT-192 antibody	Diffuse systemic scleroderma	Phase 1-2 trial ongoing	Cambridge Antibody Technology Ltd.
GT 56-252	Iron overload disorders	Phase 1 trial ongoing	University of Florida

        Additional details on Genzyme General's Therapeutic products and late-stage development programs are set forth below.

        Cerezyme® (imiglucerase for injection)/Ceredase® (alglucerase injection).    Treatment with Cerezyme or Ceredase enzyme replacement therapy currently represents the only safe and effective enzyme replacement therapy available for Type I Gaucher disease, a lysosomal storage disorder. We began marketing Ceredase enzyme in 1991. Because production of Ceredase enzyme was subject to supply constraints, we developed Cerezyme enzyme, a recombinant form of human beta glucocerebrosidase, the enzyme that is deficient in Gaucher patients. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into cells of one organism the genetic material of a different species. In the case of Cerezyme enzyme, Chinese hamster ovary, or CHO, cells are engineered to produce human beta glucocerebrosidase. We stopped producing Ceredase enzyme, except for small quantities, in 1998 after we converted substantially all of the patients who previously used Ceredase enzyme to Cerezyme enzyme.

        Genzyme General is marketing these products directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. This marketing effort is directed at identifying and initiating treatment for the estimated 5,000 Gaucher patients we believe exist worldwide. We distribute Cerezyme enzyme in 79 countries worldwide. Our results of operations are highly dependent on sales of these products. Sales of Cerezyme and Ceredase enzymes totaled approximately $619.2 million in 2002, which represented approximately 52% of our consolidated product revenues in that year. Sales of these products totaled approximately $569.9 million, or 51% of our consolidated product revenues, in 2001 and $536.9 million, or 66% of our consolidated product revenues, in 2000. Please refer to our discussion on Ceredase and Cerezyme enzymes under the heading "Competition" on page 22.

        Fabrazyme® (agalsidase beta).    Genzyme General is developing Fabrazyme enzyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is a lysosomal storage disorder that is estimated to affect 1 in 40,000 males worldwide, with an estimated 5,000 patients worldwide. We filed for marketing approval for Fabrazyme enzyme in the United States and in Europe in 2000. In August 2001, we received marketing approval in Europe for Fabrazyme enzyme as a long-term enzyme replacement therapy in patients with a confirmed diagnosis of Fabry disease. We have now launched Fabrazyme enzyme in 26 countries outside of the United States and plan to continue product launches on a country-by-country basis as additional pricing and reimbursement approvals are obtained. Where it is approved, Fabrazyme enzyme is sold by our existing Cerezyme sales force, which maintains close relationships with physicians who specialize in the treatment of genetic disorders.

        We submitted our Biologics License Application, or BLA, for Fabrazyme enzyme to the FDA in June 2000 and the FDA accepted our application for review under an accelerated approval mechanism. Following submission of additional information that was requested by the FDA, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA met in January 2003 to review our BLA for Fabrazyme enzyme. While this advisory panel was not asked by the FDA to vote on whether to approve the product, the panel affirmed, by a vote of 14-1, that the primary endpoint studied in our phase 3 trial for Fabrazyme enzyme was an appropriate surrogate marker for purposes of accelerated approval. The advisory panel also:

  •
  determined that the available data on antibody formation to Fabrazyme enzyme did not suggest a waning of the enzyme's effect, and that it is reasonable to permit longer-term data on antibody formation to be collected after marketing approval;

  •
  concluded, in general, that the potential benefits of Fabrazyme enzyme's use outweigh the risks presented by the infusion reactions associated with administration of the enzyme;

  •
  agreed that the benefits of providing accelerated approval of Fabrazyme enzyme outweigh the risk that the ongoing phase 4, post-marketing verification study we are currently conducting may yield inconclusive data on clinical effects; and

  •
  recommended that we do the best we can to complete the ongoing placebo-controlled phase 4 study of Fabrazyme enzyme as currently designed.

        The FDA will review the advisory panel's input and make a determination about the next steps for marketing approval of Fabrazyme enzyme in the United States. We expect formal FDA action by the end of April 2003. Please refer to our discussion on Fabrazyme enzyme under the heading "Competition" on page 22.

        Thyrogen® (thyrotropin alfa for injection).    Thyrogen hormone is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. It was developed by Genzyme General to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer, which helps patients avoid the debilitating effects of hypothyroidism. Genzyme General began marketing Thyrogen hormone in the United States in 1998 and pursues its marketing efforts through a direct sales force. In the United States, physicians order approximately 150,000 thyroglobulin tests and 30,000 radioiodine imaging whole body scans each year for thyroid cancer patients. Brazil has the highest incidence of thyroid cancer in the developed world, outside of the United States. Physicians order approximately 28,000 thyroglobulin tests and 12,000 radioiodine imaging whole body scans each year in Brazil for thyroid cancer patients. We market the product in Brazil through a distributor. Genzyme General began marketing Thyrogen hormone in Europe in August 2001. Physicians order approximately 110,000 thyroglobulin tests and 25,000 radioiodine imaging whole body scans each year in Europe for thyroid cancer patients. In Europe, the product is sold primarily by our existing specialty therapeutics sales force.

        Genzyme General is actively pursuing additional indications for Thyrogen hormone, including its use with radioiodine in post-thyroidectomy thyroid cancer ablation, and for nontoxic multinodal goiter.

        WelChol®/Cholestagel™ (colesevelam hydrochloride).    We received marketing approval for WelChol bile acid binder from the FDA in May 2000 for administration alone or in combination with an HMG-CoA reductase inhibitor, also known as a "statin," as adjunctive therapy to diet and exercise for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia. While the risks of high cholesterol are well recognized, the condition remains significantly under-treated worldwide. An estimated 25 million Americans require drug therapy to achieve adequate reductions in cholesterol levels. However, only approximately 14 million Americans are receiving cholesterol-reducing drugs, and it is estimated that more than 60% of this population is not at their appropriate National Cholesterol Education Program LDL cholesterol goal. Worldwide, it is estimated that approximately one-third of the individuals who should be receiving cholesterol-reducing drugs are receiving therapy. Sankyo Pharma, Inc. has been marketing WelChol bile acid binder in the United States since its launch in September 2000. In August 2002, Genzyme General submitted a Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, for the compound. A final decision by the EMEA is expected by the end of 2003. If approved in the European Union, the product will be marketed under the trademark Cholestagel™.

        Aldurazyme® (laronidase).    Genzyme General and BioMarin Pharmaceutical, Inc. have formed a joint venture to develop and market Aldurazyme enzyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat a lysosomal storage disorder known as mucopolysaccharidosis I, or MPS I. We believe that approximately 3,000 to 4,000 people in the developed world have MPS I. The joint venture filed for marketing approval in Europe, the United States, Australia and Canada in 2002.

        The Endocrinologic and Metabolic Drugs Advisory Committee of the FDA met in January 2003 to review the BLA for Aldurazyme enzyme. While the FDA did not ask the advisory panel to vote on whether or not to recommend Aldurazyme enzyme's approval, the panel voted unanimously that the companies' phase 3 trial of Aldurazyme showed a meaningful treatment effect in each of two primary endpoints. Later in that month, the FDA issued a complete response letter to our joint venture partner which noted that the data submitted in the BLA supported the safety and efficacy of Aldurazyme enzyme and that additional clinical data was not required to be submitted. The letter did request, however, additional information on post-marketing commitments, final product labeling, and completion of the manufacturing inspection process. This information has been submitted to the FDA. The FDA has set April 30, 2003 as the formal action date by which it will respond to the BLA for Aldurazyme enzyme. In addition, the Committee for Proprietary Medicinal Products of the EMEA issued a positive opinion on the MAA for Aldurazyme enzyme in February 2003. This non-binding opinion has been forwarded to the European Commission for consideration, and a final decision is expected later in 2003 regarding the marketing and sale of Aldurazyme enzyme in the European Union for treating the non-neurological manifestations of MPS I in patients with a confirmed diagnosis of the disease.

        AVONEX® (Interferon-beta 1a).    In September 1998, we entered into an agreement with Biogen, Inc. under which Genzyme General will, following regulatory approval, exclusively distribute AVONEX in Japan. AVONEX is Biogen's treatment for relapsing forms of multiple sclerosis. Genzyme General is managing the clinical development program for AVONEX in Japan and is working to obtain registration and reimbursement approvals for the product. Genzyme General completed a bridging study of the product during 2002 and submitted a regulatory dossier to the Japanese Ministry of Health, Labor and Welfare seeking approval of the product in Japan in the first quarter of 2003. Review of the regulatory filing is expected to last approximately one year. Genzyme General estimates that there are 5,000 multiple sclerosis patients in Japan.

        Myozyme™ enzyme.    Genzyme General is developing a potential therapy for Pompe disease, which is a lysosomal storage disorder that is estimated to affect between 5,000 and 10,000 people worldwide. As part of its efforts to develop a safe and effective therapy for patients suffering with Pompe disease as quickly as possible, Genzyme General has devoted resources to the development of several potential therapies. In 2002, Genzyme General began to transition patients participating in the phase 2 trial of transgenically-derived human alpha-glucosidase to a product produced in CHO cells. Genzyme General will continue supplying its remaining inventory of the transgenic product. Genzyme General has also begun scaling up manufacturing of Myozyme enzyme, a recombinant form of human alpha-glucosidase. Genzyme General has met with the FDA to outline a plan for initiating additional clinical trials in infantile and delayed-onset Pompe patients and to discuss the regulatory pathway going forward. Following these meetings, Genzyme General launched a clinical trial of Myozyme enzyme for use in children between six months and three years of age. It also anticipates initiating a pivotal clinical trial of Myozyme enzyme in the United States, Europe and Asia for children less than six months old during 2003. Genzyme General expects to pursue product registrations globally based on the results of these two trials and previous studies of other enzyme replacement therapies for Pompe disease.

        Tolevamer toxin binder.    Genzyme General is developing a toxin binder for diarrhea associated with Clostridium difficile, also known as C. difficile. C. difficile is a major cause of antibiotic associated colitis, a condition common in hospitals and nursing homes. C. difficile is estimated to affect over 300,000 patients each year in the United States, resulting in prolonged hospital stays and increased costs, and is the cause of an estimated 5,000 deaths annually. In December 2001, Genzyme General launched a phase 2 trial of this toxin binder and expects preliminary data from this trial to be available in the second half of 2003.

        Other Development Programs.    Genzyme General has several ongoing preclinical and research programs. During 2003, Genzyme General plans to file INDs for clinical testing of an enzyme replacement therapy for Type B Niemann-Pick disease, an antibody to transforming growth factor

(TGF)-beta for an additional fibrotic condition, and small molecule therapies for lysosomal storage diseases and multiple sclerosis. Further, Genzyme General is engaged in research of next-generation enzyme replacement therapies for Type I Gaucher and Pompe diseases, small molecule products for multiple sclerosis, transplant rejection and inflammatory bowel disease, and gene therapies for lysosomal storage diseases and other genetic diseases.

Renal

        Genzyme General's Renal segment consists primarily of Renagel® (sevelamer hydrochloride). Renagel phosphate binder is used for the reduction of serum phosphorus in patients with end-stage renal disease on hemodialysis. Three formulations of the product have been approved by the FDA—the 403 mg. capsules were launched in the fourth quarter of 1998 and the 400 and 800 mg. tablets were launched in September 2000. Renagel phosphate binder was also approved for sale in Israel in 1999, Europe in 2000, Brazil in 2001 and Japan in January 2003. There are an estimated 320,000 end-stage renal disease patients in the United States, approximately 95% of whom receive a phosphate control product. There are also an estimated 170,000 end-stage renal disease patients in Europe, 50,000 in Brazil and 200,000 in Japan. Genzyme General is marketing Renagel phosphate binder capsules and tablets in the United States, Europe and Brazil directly to nephrologists, renal dieticians and payors through a dedicated sales force. Chugai Pharmaceutical Co., Ltd. and its partner, Kirin Brewery Co., Ltd., have rights to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries, and Chugai plans to launch commercial sales in Japan later in 2003 following receipt of reimbursement approval.

        During 2002, Genzyme General implemented arrangements that successfully reduced wholesaler inventory levels for Renagel phosphate binder. This process of inventory reduction impacted revenues for the year, but Genzyme General believes that, based on prescription rates, end-user demand for the product increased during that period. Our results of operations are becoming increasingly dependent on sales of Renagel phosphate binder, which totaled approximately $156.8 million, or 13% of our consolidated product revenues, in 2002, $176.9 million, or 16% of our consolidated product revenues, in 2001, and approximately $56.0 million, or 6% of our consolidated product revenues, in 2000.

        Data from the "Treat-to-Goal" study funded by Genzyme General, which compared Renagel phosphate binder to the standard calcium-based phosphate binders, were published in July 2002. These data demonstrated that the patients treated with Renagel phosphate binder had notably less progression in cardiac calcification than patients who took calcium-based phosphate binders, thus suggesting that calcium-based phosphate binders taken by hemodialysis patients may contribute to the progression of cardiac calcification. The patients who took Renagel phosphate binder in this study also experienced a lipid-lowering effect, with a marked reduction in their levels of both LDL and total cholesterol.

        In addition, Genzyme General is conducting a 2,000-patient post-marketing study of Renagel phosphate binder to evaluate the ability of the product to improve patient morbidity and mortality. The trial, which is expected to be completed in 2004, compares Renagel phosphate binder to calcium-based phosphate binders with respect to overall morbidity and mortality. Further studies being conducted by Genzyme General are directed to expanding the use of the product into larger populations, notably for patients who have chronic kidney disease but have not progressed to kidney failure.

        Renal Research Programs.    Genzyme General is also engaged in a number of early-stage research programs directed to kidney disease, including a small molecule therapy for polycystic kidney disease, gene therapy for AV shunt failure in renal dialysis patients, and TGF-beta antagonists for renal diseases.

Diagnostic Products

        Genzyme General develops, markets and distributes in vitro diagnostic products with an emphasis on point of care products for the in-hospital and out of hospital rapid test segment, and clinical chemistry reagents and raw materials focused on the clinical laboratory. Sales in Europe and the United States are made primarily to diagnostic reagent and equipment manufacturers who, in turn, distribute the products under their own brand. In Japan, sales are primarily made to distributors. Genzyme General also maintains a sales organization in Germany that sells diagnostic products directly to hospital laboratories. We have described some of Genzyme General's diagnostic products and development programs below.

        Qualitative Rapid Tests.    Genzyme General's qualitative rapid test portfolio expanded with the acquisition of Wyntek Diagnostics, Inc., in June 2001. In addition to private label products, Wyntek's sales include multiple formats of pregnancy, Strep A and infectious mono rapid tests. Adding these products to the current hCG rapid pregnancy test, the Contrast® rapid tests, and the combination rapid test for giardia and cryptosporidium broadened Genzyme General's position as a premier supplier of rapid tests. In this regard, during 2002 Genzyme General was awarded an exclusive contract from the government of France to supply a rapid test for Strep A infection. Genzyme General also has three rapid tests for infectious disease planned for introduction by early 2004, including a test for C. difficile colitis.

        Quantitative Rapid Tests.    Expanding on its rapid test product offerings, Genzyme General is developing cardiac and stroke quantitative point of care, rapid tests. We anticipate submitting the cardiac point-of-care product to the FDA in the second half of 2003. This product is expected to combine with Genzyme General's first instrument platform and to afford the footprint to offer other, quantitative point of care products in the future. Because heart disease is the leading cause of death in the United States, rapid identification and management of acute coronary syndromes at the point of care meets an important medical need. Genzyme General also is developing a quantitative stroke panel. Following FDA marketing clearance, Genzyme General intends to exclusively manufacture and sell the product worldwide. It is expected that, as a result of launch of the cardiac product, the stroke product will be Genzyme General's second quantitative panel, and will utilize the instruments already in place in the field. Stroke is the third leading cause of death in the United States, affecting approximately 700,000 people annually with a similar incidence in both Europe and Japan. Approximately 150,000 Americans die as a result of a stroke each year.

        Cardiovascular Products.    Genzyme General sells reagents for the measurement of low-density lipoprotein, or LDL, cholesterol, and high density lipoprotein, or HDL, cholesterol. Genzyme General's liquid N-geneous® LDL and liquid N-geneous® HDL tests measure cholesterol levels directly without the imprecise labor intensive pretreatment methods that were previously used. These methods are also easily adapted to automated chemistry analyzers, through instrument applications Genzyme General develops as part of its value contribution to its partners. The N-geneous LDL cholesterol test was the first direct, liquid homogeneous LDL cholesterol test available for sale in the United States. Genzyme General is distributing both tests exclusively in the United Sates and Europe under an agreement with the manufacturer of the tests, Daiichi Pure Chemicals., Ltd., of Tokyo. In Asia and Japan, we hold non-exclusive distribution rights. In the primary markets we serve, Genzyme General supports approximately 50% of the 150 to 200 million annual direct HDL cholesterol tests performed.

        GlyPro® Test.    Genzyme General's GlyPro test is a tool for monitoring diabetes. The GlyPro test measures glycated serum protein and provides an intermediate-term assessment of a patient's average blood glucose control over the preceding two to three weeks.

        Diagnostic Intermediates.    Genzyme General produces intermediates such as diagnostic enzymes and substrates for use in diagnostic kits. Complimentary to Genzyme General's unique formulated reagents, the raw materials are formulated by its instrument and reagent manufacturer partners into finished reagents for use on mainframe clinical chemistry analyzers in the clinical lab. Genzyme General is also a primary supplier of cholesterol enzymes used in testing for coronary heart disease.

Other Genzyme General Products and Services

        Genzyme General derives revenues from other products and services not included in the Therapeutics, Renal or Diagnostic Products segments. Those revenues are derived primarily from the provision of genetic diagnostic services and the sale of pharmaceutical intermediates.

  Genetic Services

        Genzyme General applies advanced biotechnology to develop and provide high quality, sophisticated genetic diagnostic services in the United States and Japan. These services are promoted through a direct sales force in the United States with testing provided by Genzyme General's clinical laboratories, which are located throughout the United States. Our wholly-owned Japanese subsidiary services the Japanese market through a direct sales force and distributors, with testing services provided for Japan by Genzyme General's clinical laboratory in Santa Fe, New Mexico. Genzyme General employs over 120 board-certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients. Genzyme General offers three types of genetic diagnostic services. We have described those services below.

        Cytogenetic Testing.    Most of Genzyme's cytogenetic testing is routine chromosome analysis done through karyotyping. Karyotyping is an analysis of the chromosomes in a single cell from one individual. Genzyme General's InSight® test utilizes Fluorescence In Situ Hybridization (FISH) technology to expand the capabilities of routine chromosome analysis in prenatal testing. It is used by cytogenetics laboratories and physicians as an adjunct to traditional chromosome analysis, and permits preliminary identification of the most frequently occurring numerical chromosomal abnormalities within 48 hours. Classical cytogenetic testing typically takes one to two weeks. Traditional cytogenetic and FISH molecular cytogenetic tests are routinely used to identify genetic abnormalities in pregnancy as well as hematologic cancers.

        Biochemical Testing.    Genzyme General offers a variety of biochemical genetic screening tests, including triple (AFP3®) & quad (AFP4®) marker prenatal genetic screening tests and Tay-Sachs enzyme analysis. Genzyme General's AFP4® advanced screening test has a higher detection rate and a lower false positive rate than the previous triple screen in assessing fetal risk of neural tube defects, Down Syndrome and Trisomy 18.

        Molecular Genetics (DNA) Testing.    Genzyme General's test menu includes over 20 DNA tests used in the screening and diagnosis of single gene disorders and hematological cancers. Genzyme General's CF87™ mutation analysis screens for 87 genetic mutations associated with cystic fibrosis. The American College of Obstetricians and Gynecologists (ACOG) guidelines include a recommendation that all Caucasian women who are pregnant and couples considering pregnancy be offered a genetic test to determine if they are carriers of cystic fibrosis. In 2002, Genzyme General expanded its menu of tests for childhood genetic diseases found disproportionately among people of Ashkenazi Jewish descent, which currently include tests for, among other diseases, Tay-Sachs disease, Cystic Fibrosis, Gaucher disease, Niemann-Pick disease, and Familial Dysautonomia.

        Genzyme General also has in vitro diagnostic rights to cancer markers which have been identified, or may be identified through 2006, using Genzyme Molecular Oncology's antigen discovery program. In addition, it has access to Genzyme Molecular Oncology's Serial Analysis of Gene Expression (SAGE™) database to identify diagnostic cancer markers, and options to diagnostic-related discoveries found through research collaborations with laboratories at The Johns Hopkins University and other institutions. Genzyme General is conducting clinical trials of the most promising subset of these novel markers.

  Pharmaceuticals

        Genzyme General develops, custom manufactures and sells pharmaceutical drug materials, specializing in synthetic peptides, amino acid derivatives, phospholipids and complex chemical products, which are used by pharmaceutical and biotechnology companies as active pharmaceutical ingredients, key intermediates/excipients or raw materials in their products. These pharmaceutical materials are sold through a direct sales force to customers around the world. In addition, we develop and license to companies innovative lipid-based drug delivery technologies for use in their product development programs. Genzyme General's multi-purpose chemical manufacturing facility located in Liestal, Switzerland has a range of manufacturing scale to support the pharmaceutical industry's drug development programs from the research phase through clinical trials and product commercialization.

Genzyme Biosurgery—Products and Development Programs

        We created Genzyme Biosurgery in December 2000 by combining two of our former divisions, Genzyme Surgical Products and Genzyme Tissue Repair, and simultaneously acquiring Biomatrix, Inc. Genzyme Biosurgery is organized into three reportable segments—Orthopaedics, Cardiothoracic and Biosurgical Specialties. Its product and development program portfolio consists of biomaterials, biotherapeutics, cardiothoracic surgical devices and sutures. Genzyme Biosurgery's sales force markets products directly to physicians and hospital administrators throughout the United States and Europe. It also uses a network of distributors to sell certain products in the United States, Europe, Asia, Latin America and Africa.

Orthopaedics

        Synvisc® (hylan G-F 20).    Synvisc viscosupplementation product is a hyaluronan-based biomaterial used to treat the pain associated with osteoarthritis of the knee. An estimated 9 million of the 13.6 million people in the United States with osteoarthritis of the knee may be candidates for treatment with Synvisc viscosupplementation product. Synvisc viscosupplementation product is approved in approximately 60 countries and is sold in more than 35 countries, both directly and through marketing and distribution agreements with several companies, including Wyeth Laboratories in the United States and parts of Europe, Bayer AG in Israel, Australia, New Zealand and parts of the Pacific Rim, and Novartis Pharma AG in Latin America.

        In 2002, we received European authorization to market Synvisc viscosupplementation product for treating osteoarthritis-induced pain in the hip. During 2003, we plan to initiate a pivotal clinical trial evaluating Synvisc viscosupplementation product as a treatment for osteoarthritis of the hip in the United States, and to conduct clinical trials in Europe and possibly the United States to evaluate Synvisc in other joints such as the shoulder, ankle, and digits. We are also continuing preclinical development of an improved formulation of the product.

        Carticel® (autologous cultured chondrocytes).    Carticel chondrocytes are used to treat damaged articular cartilage in the knee. Genzyme Biosurgery employs a proprietary process to grow a patient's own, or "autologous," cartilage cells (chondrocytes) for use in repairing damaged knee cartilage in patients who have had an inadequate response to a prior surgical procedure. The cells are implanted into the damaged area of the knee in a surgical procedure called autologous chondrocyte implantation. Genzyme Biosurgery markets Carticel chondrocytes to orthopedic surgeons in the United States and Europe directly and through distributors. Genzyme Biosurgery also sells biopsy kits and a variety of disposable instruments and sutures that are typically used in the implantation procedure. Sales of Carticel chondrocytes are usually lower in the summer months as fewer operative procedures are typically performed during those months. Genzyme Biosurgery is continuing development of a next-generation product intended to allow the procedure to be performed less invasively, thus decreasing the length of surgical and rehabilitation time for patients.

Cardiothoracic

        Minimally Invasive Cardiovascular Surgery Systems.    Genzyme Biosurgery markets products for minimally invasive cardiovascular surgery, with a focus on beating-heart surgery and vein harvesting. In beating-heart surgery, procedures are performed on the heart without stopping the heart and without the use of a heart/lung machine to circulate blood and supply oxygen. Genzyme Biosurgery's Immobilizer™ System for beating-heart surgery consists of a reusable retractor with disposable coronary artery stabilization and heart manipulation devices. Genzyme Biosurgery's SaphLITE® and RadLITE™ systems are used to remove the saphenous vein from a patient's leg or the radial artery from the patient's arm, respectively, in minimally-invasive procedures for use as a graft during a coronary artery bypass graft operation.

        FocalSeal®-L Surgical Sealant.    Genzyme Biosurgery launched FocalSeal-L surgical sealant in 2000 for use in pulmonary procedures. FocalSeal-L surgical sealant is a synthetic biomaterial approved for use in preventing air leaks following surgery. Approximately 180,000 lung surgeries are performed in the United States annually, with almost all patients at risk for debilitating air leaks. Genzyme Biosurgery markets FocalSeal-L surgical sealant in North America through its existing sales force. In other parts of the world where it is approved for sale, Genzyme Biosurgery sells the product directly or markets it through distributors.

        Chest Drainage Systems, Sutures and Aortic Punches.    Genzyme Biosurgery's products for traditional cardiothoracic surgery include a portfolio of products, including fluid management (chest drainage) systems, coronary bypass and valve sutures, and aortic punches. Its line of chest drainage systems consists of self-contained, disposable devices that utilize either wet suction or dry suction technology, or a combination of both, and are used to drain blood from the chest cavity following open-heart and lung surgery. The chest drainage products are primarily sold under the Pleur-evac® and Sahara™ brand names. Genzyme Biosurgery has entered into selling agreements for its chest drainage devices with several hospital group purchasing organizations. Genzyme Biosurgery also markets specialty cardiovascular sutures, including the Tevdek®, Polydek® and NextStitch® valve sutures and Deklene® sutures for coronary anastomoses. Additionally, Genzyme Biosurgery sells aortic punches, which are used during bypass surgery to make clean, precise openings in the aorta prior to bypass grafting.

        Biotherapeutics.    During 2002, Genzyme Biosurgery, in collaboration with Myosix, S.A. of France and Assistance Publique-Hospitaux de Paris, commenced a double-blind, placebo-controlled phase 2 clinical trial of an experimental cell therapy product designed to prevent the progression of heart failure in patients who have had a heart attack by harvesting autologous skeletal muscle cells (myoblasts) prior to bypass surgery through a small biopsy in the leg, multiplying the cells over the course of three weeks in the laboratory, and injecting them into a scarred region of the heart during a coronary artery bypass operation. The phase 2 trial is currently open for enrollment in France under the direction of Dr. Phillippe Menasche, the study's principal investigator. Genzyme Biosurgery expects that patient enrollment elsewhere in Europe, as well as in the United States and Canada, will commence in 2003.

        Genzyme Biosurgery is developing a gene therapy approach to ischemia, or inadequate circulation caused by blood vessel constriction or blockage, for coronary artery disease (CAD) and peripheral arterial disease (PAD). Genzyme Biosurgery currently is testing this approach in two phase 1 clinical trials to investigate the effect of HIF-1 alpha (hypoxia inducible factor-1), a proprietary gene, in stimulating angiogenesis, or new blood vessel growth. In preclinical studies, HIF-1 alpha has been shown to activate growth factors associated with angiogenesis. Enrollment of patients in the PAD phase 1 clinical trial has been completed, and preliminary results are expected to be available later in 2003. Genzyme Biosurgery anticipates that enrollment will be complete in its CAD phase 1 clinical trial in the first half of 2003.

Biosurgical Specialties

        Biomaterials.    Genzyme Biosurgery has an extensive line of biomaterial products on the market and in development for the general and plastic surgery markets, including principally its Sepra™ line of products. Genzyme Biosurgery sells the Sepra products in the United States and Europe primarily through its own sales force, and sells the Sepra and other biomaterial products in Japan and the rest of the world primarily through distributors.

        The chart set forth below provides summary information on certain of Genzyme Biosurgery's biomaterial products and development programs as of March 1, 2003.

Product	Indication	Status
Seprafilm® Adhesion Barrier	Reduction of the incidence, extent and severity of postoperative adhesions after abdominal/pelvic surgery.	Approved and marketed in the U.S. and Europe since 1996, in Canada and Israel since 1997, and in Japan since 1998. Phase 4 clinical trial ongoing to assess reduction of small bowel obstructions
Seprafilm® II Adhesion Barrier	Reduction of the incidence, extent and severity of postoperative adhesions after abdominal/pelvic surgery.	Approved and marketed in Europe since 1999. Pivotal clinical trial in the U.S. completed in 2002
CV Seprafilm® II	Reduction of incidence, extent and severity of postoperative adhesions after cardiac surgery.	Approved and marketed in Europe since 1998
Sepramesh™ Biosurgical Composite	Soft tissue deficiency repair, such as hernia repair.	Approved and marketed since 2000 in the U.S., Europe and Canada
Seprapack™ Bioresorbable Nasal Packing and Sinus Stent	Space occupying stent to prevent adhesions in the nasal cavity following surgery.	Marketed in the U.S. since 2002; approved in Europe and Canada
Sepragel® Sinus Bioresorbable Nasal Packing and Sinus Stent	Space occupying stent to prevent adhesions in the nasal cavity following surgery.	Marketed in the U.S. and Europe since 2002; approved in Europe and Canada
Hylaform® Product	Facial wrinkle correction.	Approved in Europe in 1995; approved in Canada, Israel and Chile in 1997, in Argentina in 1998 and in Australia and China in 1999. U.S. clinical trial ongoing
Hylaform® Plus	Larger facial wrinkle correction.	Approved in Europe in 2001; approved in Canada in 2002
Hylaform® Fineline	Smaller facial wrinkle correction.	Approved in Europe in 2001; approved in Canada in 2002
Hylashield® and Hylashield Nite™ Products	Relief from symptoms of ocular surface discomfort.	Approved in Canada and Europe since 1996

        The Sepra products are aimed primarily at preventing or reducing adhesions (scar tissue) following surgery. These products are based on hyaluronan, which is a substance that is naturally created in the body to lubricate and protect tissue.

        Seprafilm adhesion barrier, a bioresorbable membrane, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. There are approximately 4,000,000 abdominal and pelvic procedures performed annually in the United States. Genzyme Biosurgery is conducting a multi-center phase 4 clinical trial to evaluate the use of Seprafilm adhesion barrier for the reduction of adhesion-related postoperative bowel obstruction following abdominal and pelvic surgery. The study, which tracks patient outcomes for two years after surgery, is expected to be completed at the end of 2003. Seprafilm adhesion barrier is also approved for marketing in Japan for use in patients with colorectal cancer.

        Seprafilm II adhesion barrier is a modified form of Seprafilm adhesion barrier designed to have improved handling and ease of use. Seprafilm II adhesion barrier currently is marketed in Europe, Canada and other countries for use in open and laproscopic abdominal and pelvic surgery to reduce the incidence, extent and severity of postoperative adhesions. Genzyme Biosurgery completed enrollment in its pivotal study of Seprafilm II adhesion barrier in abdominal surgery during 2002, and intends to submit an application seeking FDA approval in 2003.

        Sepragel Sinus and Seprapack bioresorbable nasal packing and sinus stents, designed to prevent nasal adhesions and control minimal bleeding after sinus surgery, were launched in 2002. Genzyme Biosurgery estimates that annually approximately 360,000 patients worldwide could be helped by one or both of these products. Genzyme Biosurgery has entered into an agreement with Gyrus ENT LLC for the exclusive worldwide distribution of Sepragel Sinus and Seprapack bioresorbable nasal packing and sinus stents.

        Hylaform is a hyaluronan-based biomaterial used to correct facial wrinkles by injection directly into the dermal tissue. Inamed Corporation sells this product in Europe and Canada and has the right to sell the product in the United States, Japan, Australia, Israel and other designated countries. Genzyme Biosurgery, in collaboration with Inamed, expects to complete its pivotal clinical trial of Hylaform in 2003 and to file an application for FDA approval by the end of the year. Inamed also distributes Hylaform® Plus and Hylaform® Fineline, closely associated products to Hylaform, outside the United States.

        Epicel® (cultured epidermal autografts).    Genzyme Biosurgery's Epicel skin grafts are cultured autologous skin cells used for permanent skin replacement for patients with severe burns. These epidermal grafts are grown from a patient's own skin cells. The primary candidates for Epicel skin grafts are the approximately 1,500 patients each year in the United States who survive burn injuries covering more than 60% of their body surface area. Genzyme Biosurgery markets Epicel skin grafts to burn centers in the United States and in parts of Europe through its own direct sales force and in Japan through a distributor. Sales of Epicel skin grafts fluctuate from quarter to quarter depending on a number of unpredictable factors, including the number of severe burn patients and their survival rate prior to treatment with Epicel skin grafts.

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

Technology Platforms

        Antigen Discovery.    Genzyme Molecular Oncology has built a proprietary, state-of-the-art platform for the discovery of antigens—molecular markers in tumor cells that enable the body's immune system to recognize and respond to these cells as "foreign." The power of this platform is its ability to combine antigen identification and validation in one step, thus enabling Genzyme Molecular Oncology to rapidly and efficiently incorporate antigens into novel antigen-specific peptide and gene-based cancer vaccines and to generate antibodies which recognize that antigen. During 2002, Genzyme Molecular Oncology received a U.S. patent covering the SPHERE™ method, one of the key components of the antigen discovery platform.

        The primary focus of Genzyme Molecular Oncology's internal program is on antigens that are highly prevalent across a wide range of cancers and which either stimulate a cellular immune response against tumors (for which vaccines presenting tumor-specific antigens to the immune system may be a suitable treatment method) or are located on the surface of cells (which may serve as targets for antibody-based therapies).

        In addition to using its antigen discovery platform for its internal programs, Genzyme Molecular Oncology has used it to enter into strategic alliances. To date, Genzyme Molecular Oncology has identified and submitted more than three dozen antigens under its antigen discovery and licensing arrangement with Purdue Pharma L.P. Purdue has selected several of these antigens for validation and launched a formal preclinical research program for certain antigens. Under this arrangement, Purdue may select up to 20 cancer antigens for use with its proprietary delivery platforms, with Genzyme Molecular Oncology retaining all rights to these antigens for use in its gene, cell, protein and peptide-based therapeutics, as well as to all antigens not selected for development by Purdue.

        SAGE™ Technology.    Genzyme Molecular Oncology has exclusive commercial rights to the patented SAGE (Serial Analysis of Gene Expression) technology, which is a high-throughput, high efficiency method of simultaneously detecting and measuring the expression level of virtually all genes expressed in a cell at a given time. The SAGE technology detects and quantifies expression of novel as well as known genes and, because of its high efficiency and sensitivity, the SAGE technology can detect genes expressed at low levels. Some of the uses of the SAGE technology are comparison of disease tissue with healthy tissue, comparison of genes expressed at different stages of disease, elucidation of disease pathways and measurement of response to and toxicity of drug candidates. In early 2003, a U.S. patent issued covering LongSAGE™, an expansion of the SAGE technique that allows for the matching of gene expression data directly with genomic information, thereby enabling the rapid and conclusive identification of previously unknown genes.

        Genzyme Molecular Oncology has used the SAGE technologies to analyze the most prevalent types of cancer and corresponding normal tissue and also has access to SAGE and LongSAGE data generated in the laboratories of Drs. Bert Vogelstein and Kenneth Kinzler at The Johns Hopkins University. Genzyme Molecular Oncology has accumulated from its proprietary analyses, its collaborators, and the Cancer Genome Anatomy Project at the National Cancer Institute a database of over seven million gene sequence identification tags, representing over 125,000 unique transcripts.

        Genzyme Molecular Oncology also employs the SAGE technologies extensively in its own drug discovery and development efforts to identify genes that are functionally relevant. In its cancer vaccine program, Genzyme Molecular Oncology combines the SAGE technologies with other proprietary tools to identify tumor-associated antigens. In the field of anti-angiogenesis, Genzyme Molecular Oncology is using the SAGE technologies to identify genes overexpressed in tumor vasculature relative to normal vasculature and to dissect the biological pathways resulting in angiogenesis.

        Genzyme Molecular Oncology also uses the SAGE technologies to generate revenue. Genzyme Molecular Oncology constructs SAGE and LongSAGE libraries on behalf of third parties on a fee-for-service basis and has granted rights to Invitrogen Corporation to market reagent kits that enable the use of the SAGE technology.

Development Programs

        Genzyme Molecular Oncology is developing products primarily focused on vaccines that aim to treat cancer by stimulating the body's immune system to fight tumor cells, and anti-angiogenic drugs that aim to treat cancer by preventing the formation and development of blood vessels that tumors require for growth. The following chart describes the status of Genzyme Molecular Oncology's development programs as of March 1, 2003:

Program	Type(s) of Cancer	Status
Cancer Vaccines
Dendritic/tumor cell fusion vaccines (chemical process)	Breast Melanoma Kidney	Phase 1-2 trial complete Phase 1-2 trial complete Phase 1-2 trial complete
Dendritic/tumor cell fusion vaccines (electrofusion process)	Kidney	Phase 1-2 trial ongoing
Melan-A/MART-1 and gp100 antigen-specific cancer vaccines	Melanoma (ex vivo) Melanoma (in vivo)	Phase 1-2 trial complete Phase 1-2 trial complete*
SPHERE™ peptides	Multiple indications	Preclinical
Angiogenesis Inhibitors
TEM antibodies	Multiple indications	Research
Small molecules	Multiple indications	Research
TEM non-antibody inhibitors	Multiple indications	Research

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

        Genzyme Molecular Oncology believes that both of these vaccine types may provide clinical benefit and have commercial potential. Genzyme Molecular Oncology believes, however, that antigen-specific vaccines provide the greater long-term opportunity and that over time, as Genzyme Molecular Oncology identifies more tumor-associated antigens, it will be able to develop off-the-shelf vaccines that are based on the specific antigens present in the patients' tumors.

  Patient-Specific Cancer Vaccines

        Genzyme Molecular Oncology is developing a number of patient-specific cancer vaccines. These vaccines are referred to as "fusion vaccines" because the product is made by fusing the patient's own tumor cells with dendritic cells, which are potent stimulators of the immune system. Through licenses from the Dana-Farber Cancer Institute and BruCells, S.A./N.V., Genzyme Molecular Oncology has a leading patent position around the fusion vaccines.

        Fusion Vaccine (Chemical Production Method).    During 2002, researchers at the Beth Israel Deaconess Medical Center and Dana-Farber Cancer Institute in Boston, with Genzyme Molecular Oncology's support, completed phase 1-2 trials of the fusion vaccine in each of metastatic breast cancer, melanoma and renal cell carcinoma (kidney cancer). In each of these trials, a chemical process was used to fuse the patient's tumor cells with dendritic cells isolated from that patient. The end points for these trials were safety, immunologic response and clinical response. The following chart summarizes the results of these trials:

Indication	No. Patients	Results
Breast cancer	10	One partial response with measurable tumor regression; two patients with stable disease for six months following vaccination; immunologic response in majority of patients
Melanoma	11	No clinical responses; immunologic response in a minority of assessed patients
Kidney cancer	13	Four patients exhibited stable disease, including one for more than seven months following vaccination; immunologic response in majority of patients

        There were no serious adverse events in any of these studies, and all related adverse events were reported as mild or moderate.

        Fusion Vaccine (Electrofusion Production Method).    In 2002, Genzyme Molecular Oncology launched a multi-center phase 1-2 clinical trial of an additional fusion vaccine for advanced kidney cancer. Up to 20 patients are expected to be treated in the trial, which will assess the vaccine's safety profile as well as measure any clinical or immunological response in the treated patients. The methods used in this trial differ in several respects from the earlier fusion vaccine trials, including that the dendritic cell component of the vaccine is derived from a source other than the patient to test the hypothesis that the immune response may be enhanced by the presence of donor cells, and that the cells are being fused using an electrical, rather than chemical, process. We expect to complete patient enrollment in this trial in the second half of 2003. The comparison of these two fusion vaccine strategies will help guide the further development of this platform.

  Antigen-Specific Cancer Vaccines

        Melan-A/MART-1 and gp100 Antigen-Specific Vaccines.    Genzyme Molecular Oncology has completed a phase 1-2 trial in melanoma patients at Massachusetts General Hospital/Dana-Farber Partners CancerCare. This trial involved isolating and expanding dendritic cells from the patient and combining these cells with adenoviral vectors encoding the Melan-A/MART-1 and gp100 genes outside of the patient (ex vivo). The gene-modified dendritic cells were then administered to the patient as a vaccine. Data from this trial were announced in January 2003. Fifteen of the 21 patients treated demonstrated some clinical or immunologic response, with one patient having an ongoing pathologic complete response, another having a partial response to the vaccine, and a third demonstrating stable disease. Some non-serious related adverse events were reported, and asymptomatic changes to the retina were the only reported treatment-related serious adverse events.

        Genzyme Molecular Oncology has also completed treatment in an additional phase 1-2 melanoma trial of adenoviral vectors encoding the Melan-A/MART-1 and gp100 tumor antigens. In this trial, the vaccine was delivered directly to the patient intradermally (in vivo), where large populations of dendritic cells reside. Genzyme Molecular Oncology is assessing safety with this in vivo vaccine delivery approach and monitoring patients' immune responses in order to elucidate whether direct, in vivo vaccine delivery warrants further clinical development. Genzyme Molecular Oncology expects safety and immunologic data from this study to be available in the second quarter of 2003.

        SPHERE™ Peptide Vaccines.    Genzyme Molecular Oncology has identified numerous proprietary peptides through its antigen discovery program. It is currently evaluating these peptides for multiple cancer indications in preclinical studies, and in 2003 plans to complete the preclinical work necessary to support its first Investigational New Drug application for a phase 1 trial using its proprietary SPHERE peptides in melanoma.

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

        Genzyme Molecular Oncology is engaged in a strategic antibody collaboration around the TEMs with the pharmaceutical division of Kirin Brewery Co., Ltd. of Japan. The collaboration is focused on the development and commercialization of fully human monoclonal antibodies to a subset of the TEMs that can be used as therapies in the areas of antiangiogenesis and vascular-targeted cancer drug delivery. Product candidates will be generated by immunizing KM Mice™—Kirin's proprietary breed of transgenic mice—with a subset of TEMs that are both expressed on the cell surface and validated as antibody targets. Genzyme Molecular Oncology anticipates that, during 2003, an antibody candidate will be selected for further development under the collaboration.

        During 2002, Genzyme Molecular Oncology's portfolio of TEMs increased to over 400. Genzyme Molecular Oncology is investigating these additional TEMs to determine which of them would be the most suitable targets for antibody or small molecule-based therapeutics, and plans to enter into an additional collaboration during 2003 around small-molecule inhibitors of certain TEMs. In addition, it has begun to develop model systems that are more representative of human tumor endothelium than those employing commonly used cell lines in order to improve preclinical testing of drug candidates.

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

Genzyme General—Therapeutics

        Cerezyme and Ceredase Enzymes.    Genzyme General is aware of companies that have initiated efforts to develop competitive products for the treatment of Gaucher disease. Oxford GlycoSciences plc, for example, is developing Zavesca®, a small molecule drug candidate for the treatment of Gaucher disease. Zavesca has been granted orphan drug status in the United States for treatment of Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Gaucher disease. In July 2002, the FDA issued a "non-approvable" letter to Oxford Glycosciences in response to its NDA for Zavesca; in November 2002, however, the agency agreed to examine additional data in support of that NDA. Also in November 2002, the European Commission approved Oxford GlycoSciences' MAA for Zavesca as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Oxford Glycosciences is required to submit follow-up safety data on the product as a condition of such approval. Oxford Glycosciences has transferred the European marketing authorization to Actelion Ltd. In January 2003, a licensee of Oxford Glycosciences, Teva Pharmaceutical Industries Ltd., submitted an application for approval of Zavesca with the Israeli Ministry of Health.

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

        Fabrazyme Enzyme.    Genzyme General is aware of other companies developing products for the treatment of Fabry disease. Transkaryotic Therapies Inc. also has an application for marketing approval for its Replagal™ | product for Fabry disease pending before the FDA, which was originally filed shortly before our BLA for Fabrazyme enzyme. If Transkaryotic Therapies or any other company receives FDA approval for a Fabry disease therapy with orphan drug designation before we receive FDA approval for Fabrazyme enzyme, the Orphan Drug Act may preclude us from selling Fabrazyme enzyme in the United States for up to seven years. In Europe, we received marketing approval for Fabrazyme enzyme at the same time that Transkaryotic Therapies' product received marketing approval for Replagal. Both products have been granted 10 years of market exclusivity in Europe. We currently are involved in litigation with Transkaryotic Therapies related to its product. For more information about this litigation, you should read the section of this Annual Report on Form 10-K entitled "Item 3. Legal Proceedings."

        WelChol Bile Acid Binder.    Products are currently available that address many of the needs of the cholesterol-reduction market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin-based products. In October 2002, Merck/Schering-Plough Pharmaceuticals received marketing approval in Germany and FDA approval in the United States for its product, ezetimibe, as a second line therapy for use alone and with all marketed statins for the treatment of elevated cholesterol levels. The introduction of this product in the United States may adversely affect the future growth of bulk sales and royalties earned on sales of WelChol bile acid binder.

        Other Lysosomal Storage Disorders.    Genzyme General is aware of other companies and institutions that are researching and developing enzyme replacement therapies, small molecules and gene therapies for lysosomal storage disorders. These include products for Pompe disease, MPS I and other lysosomal storage disorders Genzyme General and its collaborative partners are currently pursuing.

Genzyme General—Renal

        Phosphate binders, such as Renagel phosphate binder, are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only other product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. The doses necessary for calcium acetate and calcium carbonate, the most commonly used agents, to achieve adequate reductions in phosphate absorption can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia and evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia. Genzyme General is aware of one other company, Shire Pharmaceuticals, Inc., that is developing a phosphate binder for the treatment of hyperphosphatemia in patients with chronic renal failure. Shire has filed for marketing approval of this product in the United States, the European Union and Canada, and received an "approvable" letter from the FDA in March 2003 requesting additional data and analysis on the product.

Genzyme General—Diagnostic Products and Other

        Diagnostic Products.    Genzyme General acts as a primary supplier of enzymes and substrates, and generally does not compete with its customers in the sale of complete diagnostic kits. The market in the diagnostic products industry is mature and competition is based on service, quality, technical support, price, reliability of supply and the purity and specific activity of products.

        Genetic Diagnostic Services.    The United States market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. Genzyme General believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues. Genzyme General estimates that it accounts for approximately 10% of the total market. Genzyme General believes, however, that the industry will experience increasing consolidation as smaller laboratories face the challenges of more complex and stringent regulation.

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

Genzyme Biosurgery—Orthopaedics

        Synvisc Viscosupplementation Product.    Current competition for Synvisc viscosupplemetation product includes Hylagan®, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Synthelabo, Orthovisc®, produced and marketed outside of the United States by Anika Therapeutics, Inc. and Artz®, a product manufactured by Seikagaku Kogyo that is sold in Japan by Kaken Pharmaceutical Co. and in the United States by Smith & Nephew Orthopaedics under the name Supartz®. Two other potential competitive products which have received European marketing authorization and are in the process of seeking approval in the United States are Durolane®, manufactured by Q-Med AB, and Arthrease®, manufactured by Bio-Technology General Corp. and distributed by the DuPuy Orthopaedics division of Johnson & Johnson. Durolane and Arthrease are produced by bacterial fermentation, as opposed to Synvisc viscosupplementation product, which is derived from chicken combs. Further, the treatment protocol for Durolane is a single injection, as compared to Synvisc viscosupplementation product's three injection regimen. Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products if they are approved and launched in competition with Synvisc viscosupplementation product. Genzyme Biosurgery is aware of various other viscosupplementation products on the market, or in development, but is unaware of any other products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc viscosupplementation product.

        Carticel Chondrocytes.    Genzyme Biosurgery is aware of three other companies, Verigen, Inc. (Denmark), Co.dons AG (Germany) and Fidia S.p.A (Italy) that have competitive cell based therapies for cartilage repair in Europe. In addition, Genzyme Biosurgery knows of two other companies, Integra LifeSciences Corp. and LifeCell Corp., which are engaged in research on cultured cartilage products. Further, a surgical technique known as osteochondral grafting may be competitive to Carticel chondrocytes. This procedure, which can be performed arthroscopically, involves transferring plugs of low weight bearing cartilage and bone to the area of a defect. Smith & Nephew plc, Arthrex, Inc. and Johnson & Johnson have instrumentation systems for use in treating small cartilage defects in the knee that are competitive to the Carticel implantation procedure.

Genzyme Biosurgery—Biosurgical Specialties

        Sepra Products.    The Sepra products face competition from other products based on hyaluronan as well as from other products and changes in surgical techniques. Genzyme Biosurgery believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product efficiency, safety and price.

        Seprafilm adhesion barrier does not have significant direct competition in the abdominal surgery field. Gynecare markets Interceed®, an anti-adhesion barrier that may have properties similar to the Seprafilm product, but is indicated only for selected gynecological indications. Interceed has been shown to lose its anti-adhesion properties in the presence of blood. Lifecore Biomedical, Inc. and Gynecare's Intergel™ product, a gel-based anti-adhesion product, is marketed in the United States and Europe. Life Medical Sciences, Inc. is developing REPEL for gynecologic surgery and REPEL-CV for cardiovascular surgery. These adhesion barrier membranes are in early clinical trials. Confluent Surgical, Inc. has completed a pilot clinical trial in the United States of Spraygel®, and anti-adhesion product for laproscopic gynocological surgery. Sprayagel is approved for sale in Europe and other countries. FzioMed, Inc. has initiated pivotal trials for two Oxiplex® anti-adhesion products for use following pelvic and spinal surgery.

        Hylaform, Hylaform Plus and Hylaform Fineline.    Competition in the facial dermal filler market is intense and is expected to increase. Hylaform, Hylaform Plus and Hylaform Fineline compete in Europe primarily with collagen-based fillers marketed worldwide by Inamed Corporation, Botox®, which is marketed worldwide by Allergan, Inc., bovine collagen based synthetic spheres marketed in Europe by Artes Medical, and haluronan based fillers marketed in Europe by Q-MED AB. Competitive factors affecting product adoption include the need for skin testing prior to use, patient allergenic reactions, ease of use, duration of clinical effect, compatibility with other cosmetic facial surgical products, physician preference and price.

        Epicel Skin Grafts.    Genzyme Biosurgery is the only commercial provider of cultured autologous skin grafts for permanent skin replacement for burn patients in the United States. Genzyme Biosurgery faces competition from companies using other approaches to culture skin tissue. Integra Lifesciences Corp. is marketing a collagen-based dermal replacement product for severely burned patients. This product requires a skin graft from the patient or Epicel skin grafts to close a full-thickness wound, and therefore does not compete directly with Epicel skin grafts. Organogenesis, Inc. has submitted a PMA in the United States for a product to be used for the closure of venous stasis ulcers. LifeCell Corp. currently has freeze-dried enzymatically processed human cadaver dermis on the market.

Genzyme Biosurgery—Cardiothoracic

        Minimally Invasive Cardiovascular Surgery.    Genzyme Biosurgery faces competitors in the minimally invasive cardiovascular surgical field. The Immobilizer™ system competes with two other significant product systems in the beating heart surgery market: Medtronic's Octopus® 4 and the Guidant Corporation Axius™. All three companies compete on product innovation, quality, features and price. In the vein harvesting market, Genzyme Biosurgery's SaphLite system competes directly with the Guidant VasoView® system and the Ethicon ClearGlide™ system. Unlike the Guidant and Ethicon systems, the SaphLite system relies upon direct vision and does not require the use of endoscopic visioning. This important product differentiation, together with other product features and pricing, are the primary areas in which these products compete.

        Chest Drainage Systems.    Genzyme Biosurgery's fluid management products face intense competition from several companies, including principally Atrium Medical Corporation and the Kendall division of Tyco Healthcare. Genzyme Biosurgery and Atrium currently maintain predominant and roughly equivalent overall market share positions. In the wet/wet and dry/wet product segments, Atrium and Kendall offer competitive products. In the dry/dry product segment, Atrium offers a competitive product. Genzyme Biosurgery, Atrium and Kendall compete aggressively in areas of technology innovation, product features, pricing and the ability to offer a full line of fluid management products that cover all three product segments. A critical factor for each company is the ability to procure designation as a sole source or preferred provider to group purchasing organizations for its fluid management products.

        Sutures and Aortic Punches.    Genzyme Biosurgery's suture products are focused on specialty cardiovascular surgical closures. The Ethicon division of Johnson & Johnson and the U.S. Surgical division of Tyco are the two largest suppliers of surgical sutures in the world, competing across the full line of sutures in all surgical applications. In its area of focus Genzyme Biosurgery competes on the basis of quality, brand recognition, surgeon loyalty and the ability to manufacture custom suture packages to meet the preferences of individual cardiac surgeons. Competitive factors that affect Genzyme Biosurgery in this market include the marketing strength and large sales force capacity of Ethicon and U.S. Surgical, and the ability of Ethicon and U.S. Surgical to obtain designation as a sole or preferred suture provider to group purchasing organizations. Genzyme Biosurgery aortic punches compete primarily with Medtronic's products.

        Therapies for Ischemic Heart Disease.    Ischemic heart disease often results from coronary atherosclerosis, which can cause partial or complete occlusion of the coronary arteries supplying blood to heart muscle. Angiogenesis is a novel approach under development to form or enhance collateral blood vessels to potentially increase perfusion to ishemic areas and reduce the symptoms caused by ischemia. Genzyme Biosurgery envisions potential competition in this area from Schering AG and GenVec, Inc. as both companies are advancing proprietary angiogenic agents through early stages of clinical development.

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

        Therapies for Congestive Heart Failure.    Genzyme Biosurgery has active programs to develop both gene and cell therapies for the treatment of heart failure. Genzyme Biosurgery is aware of a number of companies and research institutions that are developing or considering the development of novel devices, small molecules, gene therapies, tissue regeneration utilizing cell therapies and other biotherapeutic approaches for the medical management of congestive heart failure patients. Genzyme Biosurgery envisions potential competition in the gene therapy area from Collateral Therapeutics, Inc. and GenVec, Inc. as both companies are advancing proprietary angiogenic agents through early stages of clinical development. Genzyme Biosurgery is aware of competitive activities involving tissue engineering programs for heart muscle regeneration utilizing autologous skeletal muscle cells, autologous bone marrow derived stromal cells and embryonic stem cells. Genzyme Biosurgery is aware of product development efforts in cell therapy at Diacrin, Inc., BioHeart, Inc., and Osiris Therapeutics, Inc., and preclinical work taking place at a number of academic institutions. These organizations may develop products or technologies that could directly compete with products and technology currently under development at Genzyme Biosurgery.

Genzyme Molecular Oncology

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

        Genzyme Molecular Oncology relies on its collaborators for support in some of its cancer research and development programs and intends to rely on these collaborators for preclinical evaluation, clinical development and marketing of its potential products and services. Its collaborators may develop technologies or products that are competitive with those that Genzyme Molecular Oncology is developing. Genzyme Molecular Oncology's product candidates may, therefore, be subject to competition with a potential product under development by one of its collaborators.

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our segments. In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements, including patents relating to:

  •
  Fabrazyme enzyme;

  •
  Thyrogen hormone;

  •
  Aldurazyme enzyme;

  •
  AVONEX (Interferon-beta 1a);

  •
  autologous chondrocyte graft technology;

  •
  DX-88;

  •
  small molecules for lysosomal storage disorders;

  •
  TGF-beta antagonists;

  •
  GT 56-252 compound;

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

        These collaboration and license agreements generally require us to share profits with our collaborative partners or pay royalties to our licensors upon commercialization of products covered by the licensed technology. Generally, patents issued in the United States are effective for:

  •
  the longer of 17 years from the date of issue or 20 years from the earliest effective filing date of the corresponding patent application if filed prior to June 8, 1995; and

  •
  20 years from the earliest filing date for patent applications filed on or after June 8, 1995.

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

        Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties under the subheading "Factors Affecting Future Operating Results" in the following sections:

  •
  "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 2002 Genzyme General Annual Report;

  •
  "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 2002 Genzyme Biosurgery Annual Report; and

  •
  "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations" in the 2002 Genzyme Molecular Oncology Annual Report.

        We encourage you to read these sections, which we are incorporating into this discussion by reference.

        Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as its registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Aldurazyme®, Renagel®, Contrast®, N-geneous®, GlyPro®, InSight®, AFP3®, AFP4®, Synvisc®, Carticel®, Focal®, FocalSeal®, Pleur-evac®, Tevdek®, Polydek®, Deklene®, SaphLITE®, NextStitch®, Seprafilm®, Sepragel®, Hylaform®, Hylashield® and Epicel®, together with our trademarks, Cholestagel™, Myozyme™, CF87™, Sahara™, Immobilizer™, RadLITE™, Sepra™, Sepramesh™, Seprapack™, Hylashield Nite™, SAGE™, LongSAGE™ and SPHERE™, in the aggregate, to be of material importance to our business.

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

  •
  the submission to the FDA of an application for human clinical testing, which is known as an Investigational New Drug (IND) application;

  •
  adequate and well controlled human clinical trials to demonstrate the safety and effectiveness of the drug or biologic;

  •
  the submission of a New Drug Application (NDA) for a drug or a Biologic License Application (BLA) for a biologic; and

  •
  the approval by the FDA of the NDA or BLA.

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

  •
  the submission of a Pre-Marketing Approval application (PMA); and

  •
  the approval by the FDA of the PMA.

        Typically, clinical testing of devices involves initial testing to evaluate safety and feasibility and expanded trials to collect sufficient data to prove safety and effectiveness. In addition, the procedures and the facilities used to manufacture the device are subject to review and approval by the FDA.

        A device (other than a Class III device) which is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after clearance of a 510(k) application rather than the filing of an Investigational Device Exemption application and a PMA. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

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

Regulation Outside of the United States

        For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional pre-clinical or clinical testing regardless of whether FDA approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many foreign countries, pricing and reimbursement approvals are also required.

        Our initial focus for obtaining marketing approval outside the United States is typically the European Union. European Union Regulations and Directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using either the centralized procedure of the EMEA or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for biotechnology derived products, results in a recommendation in all member states, while the European Union multi-state process involves country by country approval. European Union regulations for products classified as medical devices have been implemented. Devices such as our Sepra products must receive market approval through a centralized procedure, in which the device receives a CE Mark allowing distribution to all member states of the European Union. The CE mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received a product dossier is reviewed which attests to the product's compliance with European Union directive 93/42/EEC for medical devices. Only after this point is a CE Mark granted.

Other Government Regulation

        Good Manufacturing Practices.    All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must comply with applicable FDA regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

        Orphan Drug Act.    The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the United States during the seven-year exclusive marketing period. Similar legislation has been enacted in the European Union for rare diseases and conditions affecting fewer than five out of 10,000 persons in the European Union, but the market exclusivity granted under this legislation is for ten years.

        Legislation periodically has been introduced in recent years to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to allow marketing rights to simultaneous developers of a drug. We cannot be sure whether the Orphan Drug Act will be amended or, if amended, what effect the changes would have on us. We believe that the commercial success of our orphan drug products will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

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

        Regulation of Gene Therapy Products.    In addition to FDA requirements, the National Institutes of Health have established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee to review gene therapy protocols. We expect that all of our gene therapy protocols will be subject to review by the Recombinant DNA Advisory Committee. In the United Kingdom, our gene therapy protocols will be subject to review by the Gene Therapy Advisory Committee and in Germany, these protocols will be subject to review by the Commission for Somatic Cell Therapy. Greater government regulation of gene therapy products may lead to regulatory delays, increased development costs, and negative public perception of the gene therapy products we are developing.

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

        Other Laws and Regulations.    Our operations are or may be subject to various federal, state and local laws, regulations and recommendations relating to the marketing of products and relationships with treating physicians, data protection, safe working conditions, laboratory and manufacturing practices, the export of products to certain countries, and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances used in connection with our research work and manufacturing operations, including radioactive compounds and infectious disease agents. Although we believe that our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result and any liabilities could exceed our resources.

Employees

        As of December 31, 2002, we (together with all of our consolidated subsidiaries) had approximately 5,600 employees. We consider our employee relations to be excellent.

Financial Information Regarding Segment Reporting

        We have provided the information required by Item 101(b) of Regulation S-K in Note R., "Segment Information," to our Consolidated Financial Statements in the 2002 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

        We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8 "Financial Statements and Supplementary Data" and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note J., "Investments in Marketable Equity Securities and Strategic Equity Investments" to our Consolidated Financial Statements in the 2002 Genzyme General Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

        We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2002 Genzyme General Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note R., "Segment Information," to our Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Available Information

        We file electronically with the SEC our annual report on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information about issuers that file reports electronically with the SEC. The address of that site is http://www.sec.gov.

        You may obtain a free copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with the SEC, on our website at http://www.genzyme.com or by contacting our Investor Relations department at 1-617-252-7570. The reference to our website is not intended to incorporate information on our website into this document by reference.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following people are our current executive officers:

Name	Age	Title
Henri A. Termeer	57	Chairman of the Board; President; and Chief Executive Officer
Earl M. Collier, Jr.	55	Executive Vice President; President, Genzyme Biosurgery
Zoltan A. Csimma	61	Senior Vice President, Human Resources
Richard A. Moscicki, M.D.	51	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D.	57	Chief Scientific Officer; Senior Vice President, Research
G. Jan van Heek	53	Executive Vice President, Therapeutics, Genetics and Pharmaceuticals
Peter Wirth	52	Chief Legal Officer; Executive Vice President, Corporate Development, Genzyme Molecular Oncology, GelTex and Legal; Clerk
Michael S. Wyzga	48	Chief Financial and Accounting Officer; Senior Vice President, Finance

        Mr. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining us, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc. and AutoImmune Inc., and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

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

        Mr. van Heek joined us in September 1991 as General Manager of our wholly-owned subsidiary, Genzyme, B.V., and became a corporate Vice President and President of our Therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President, Therapeutics and from July 1997 through December 1999 served as Executive Vice President, Therapeutics and Genzyme Tissue Repair. Since January 2000, he has served as Executive Vice President, Therapeutics and Genetics, with responsibility for our Therapeutics, Renal and Genetics business units and international operations. He also is responsible for our pharmaceuticals business. Prior to joining us, Mr. van Heek was Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation.

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

        Mr. Wyzga joined us in February 1998 as Vice President and Corporate Controller, served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 1999, and as Senior Vice President, Finance and Chief Financial Officer since July 1999. Prior to joining us, from February 1997 to February 1998, Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company, and from 1991-1997 held various senior management positions with CACHELINK Corporation and Lotus Development Corp.

ITEM 2. PROPERTIES

        Our operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities that are located principally in:

  •
  the United States;

  •
  the United Kingdom;

  •
  Ireland;

  •
  the Netherlands;

  •
  Belgium;

  •
  Canada;

  •
  Switzerland; and

  •
  Germany.

        We lease all of our properties except for certain properties in:

  •
  Geel, Belgium;

  •
  Coventry, Connecticut;

  •
  Haverhill and West Malling, England;

  •
  Boston, Massachusetts;

  •
  Fall River, Massachusetts;

  •
  Framingham, Massachusetts;

  •
  Ridgefield, New Jersey;

  •
  Santa Fe, New Mexico; and

  •
  Waterford, Ireland (land subject to 999 year leasehold).

        Our principal properties are:

  •
  for Genzyme General, our manufacturing facilities for the large-scale production of our therapeutic proteins and renal and diagnostic products, and our genetic diagnostic facilities; and

  •
  for Genzyme Biosurgery, our manufacturing facilities for the large-scale production of surgical devices, sutures and biomaterials, including Synvisc viscosupplementation product and Seprafilm adhesion barrier, and our cell processing facilities for Carticel chondrocytes and Epicel skin grafts.

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

Genzyme General

  Therapeutics

        We manufacture Cerezyme and Fabrazyme enzymes at our multiproduct manufacturing facility at Allston Landing in Boston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 60-year lease.

        We manufacture Thyrogen hormone and Fabrazyme enzyme under current Good Manufacturing Practices conditions in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at Allston Landing in Boston, Massachusetts.

        In connection with our acquisition of GelTex Pharmaceuticals, Inc. in December 2000, we assumed leases and a mortgage for office and laboratory space in Waltham, Massachusetts. In connection with our acquisition of Novazyme Pharmaceuticals, Inc. in September 2001, we assumed a lease for office and laboratory space in Oklahoma City, Oklahoma.

        In October 2001, we acquired a protein manufacturing facility and pilot plant located in Geel, Belgium. We are currently updating and expanding this facility and expect it to become operational in 2004.

  Renal

        We manufacture a portion of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel phosphate binder, in our facilities in Haverhill, England. We are expanding this facility to increase its capacity for producing sevelamer hydrochloride and expect to receive regulatory approval for this facility in late 2003. We are also constructing a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel phosphate binder. We received

European regulatory approval for this facility in March 2003 and expect it to be fully operational and approved by the appropriate U.S. regulatory authorities in the first half of 2003.

  Diagnostic Products

        Genzyme General's diagnostic test kits and reagents are produced in manufacturing facilities in San Diego, California, Cambridge, Massachusetts and Russelsheim, Germany.

        We produce diagnostic enzymes and other fermentation products in a multi-purpose fermentation and purification facility in Maidstone, England. We conduct research and development and support sales and marketing efforts at our facility in West Malling, England.

  Other Genzyme General Products and Services

        Our genetic testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Santa Fe, New Mexico and lease in Westborough, Massachusetts, Yonkers, New York, Tampa, Florida, Orange, California, Philadelphia, Pennsylvania and Atlanta, Georgia.

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

        In July 1996, we acquired or assumed the leases for certain office, laboratory and manufacturing facilities in Fall River, Massachusetts, Coventry, Connecticut, Tucker, Georgia and Luebeck, Germany for use in manufacturing and warehousing our surgical products. As part of our divestiture of certain product lines in 2001, we are subleasing the lease of our Tucker, Georgia facility to the purchaser of those lines.

        Production for Carticel chondrocytes and Epicel skin grafts occurs primarily in our cell processing facilities in Cambridge, Massachusetts. The facility has the capacity to provide Carticel chondrocytes to approximately 5,000 patients per year.

        In connection with our acquisition of Biomatrix, Inc. in December 2000, we assumed leases for office and laboratory space in Ridgefield, New Jersey. We also acquired a manufacturing facility in Ridgefield, New Jersey that is used to manufacture Synvisc viscosupplementation product and other hyaluronan-based products.

        In connection with our acquisition of Focal, Inc. in June 2001, we assumed a lease for office, laboratory and manufacturing space in Lexington, Massachusetts.

Genzyme Molecular Oncology

        Genzyme Molecular Oncology conducts research and development activities in facilities we own in Framingham, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

        We filed a lawsuit on July 25, 2000 seeking injunctive relief and damages against Transkaryotic Therapies, Inc. in the U.S. District Court in Wilmington, Delaware for patent infringement resulting from Transkaryotic Therapies' manufacture and use of Replagal, its enzyme replacement therapy for Fabry disease. The suit alleges infringement of U.S. Patent No. 5,356,804, which we exclusively licensed from Mount Sinai School of Medicine. The patent is directed to methods of making alpha-galactosidase in mammalian cells, as well as the genetically engineered cells themselves. On September 19, 2000, Transkaryotic Therapies filed a lawsuit against Genzyme and Mount Sinai in the U.S. District Court in Boston, Massachusetts seeking declaratory judgments that the manufacture, use and sale of Replagal does not infringe the patent we licensed from Mount Sinai and that the Mount Sinai patent is invalid. On March 7, 2001, Transkaryotic Therapies moved to transfer the Massachusetts litigation to the U.S. District Court in Delaware for consolidation with the Delaware action we had initiated. On February 20, 2002, the Delaware Court entered summary judgment in favor of Transkaryotic Therapies. We appealed that decision to the U.S. Court of Appeals on March 20, 2002. Oral arguments in connection with this appeal were made on January 8, 2003 and the parties are awaiting a decision from the Appeals Court.

        The staff of the U.S. Federal Trade Commission is investigating our acquisition of Novazyme Pharmaceuticals, Inc. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene these laws, we have been cooperating with the FTC in its investigation, which is currently ongoing.

        In 2001, our wholly-owned subsidiary in the United Kingdom established a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies following the expiration of a contract with a third party service provider. This third party lodged a complaint with the Office of Fair Trading in the United Kingdom. The OFT is a non-governmental organization empowered to enforce certain consumer and competition legislation in the United Kingdom. The OFT commenced an investigation of this service, alleging that it contravened competition laws in the United Kingdom. While we believe that the provision of home healthcare services by our subsidiary and our pricing for Cerezyme enzyme in the United Kingdom fully complies with applicable laws, we cooperated in this investigation. On March 27, 2003, the OFT ruled that this service did, in fact, violate U.K. competition law, and as a result fined our subsidiary approximately 6.8 million Pounds Sterling and required modifications to our pricing structure for Cerezyme enzyme in the United Kingdom. We do not believe the OFT followed a fair procedure in conducting its investigation, nor do we believe its ruling is supported by either law or fact. We have notified the Competition Commission Appeal Tribunal that we will appeal the OFT's ruling. Based on the advice of counsel, management does not believe it is probable that we will be required to pay a material fine or modify our Cerezyme pricing structure.

        We are currently a party to other legal proceedings as well. While our management currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainty, and we could experience such a material adverse impact. In addition, litigation consumes both cash and management attention.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We have three series of common stock:

  •
  Genzyme General Stock;

  •
  Biosurgery Stock; and

  •
  Molecular Oncology Stock.

These stocks are intended to reflect the value and track the performance of our Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology divisions. All three stocks are traded on the over-the-counter market and prices are quoted on The NASDAQ® National Market system under the symbols "GENZ," "GZBX" and "GZMO."

        On June 1, 2001, we effected a two-for-one stock split by distributing to the holders of record of Genzyme General Stock on May 24, 2001, one new share of Genzyme General Stock for each share of Genzyme General Stock held. Genzyme General Stock sale amounts set forth in the table below have been adjusted to reflect this split.

        As of March 1, 2003, there were 2,364 stockholders of record of Genzyme General Stock, 6,452 stockholders of record of Biosurgery Stock and 1,921 stockholders of record of Molecular Oncology Stock.

        The following table sets forth, for the periods indicated, the high and low sale price for each series of Genzyme stock as reported by Nasdaq.

	High	Low
Genzyme General Stock
2002
First Quarter	$58.55	$38.70
Second Quarter	44.20	17.75
Third Quarter	25.83	15.64
Fourth Quarter	36.55	19.90
2001
First Quarter	$47.75	$34.34
Second Quarter	64.00	42.49
Third Quarter	59.89	39.61
Fourth Quarter	61.64	43.37
Biosurgery Stock
2002
First Quarter	$7.20	$5.21
Second Quarter	6.84	2.75
Third Quarter	4.72	1.75
Fourth Quarter	3.20	1.79
2001
First Quarter	$9.13	$5.43
Second Quarter	8.40	3.95
Third Quarter	8.30	3.49
Fourth Quarter	6.62	3.84

Molecular Oncology Stock
2002
First Quarter	$9.00	$5.70
Second Quarter	5.99	1.80
Third Quarter	2.72	0.77
Fourth Quarter	2.91	0.75
2001
First Quarter	$12.19	$6.63
Second Quarter	16.00	6.99
Third Quarter	13.45	6.88
Fourth Quarter	10.15	7.05

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from:

  •
  the 2002 Genzyme General Annual Report under the headings "Genzyme Corporation—Selected Financial Data" and "Genzyme General—Combined Selected Financial Data;"

  •
  the 2002 Genzyme Biosurgery Annual Report under the heading "Genzyme Biosurgery—Combined Selected Financial Data;" and

  •
  the 2002 Genzyme Molecular Oncology Annual Report under the heading "Genzyme Molecular Oncology—Combined Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from:

  •
  the 2002 Genzyme General Annual Report under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme Corporation and Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme General;"

  •
  the 2002 Genzyme Biosurgery Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme Biosurgery;" and

  •
  the 2002 Genzyme Molecular Oncology Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Genzyme Molecular Oncology."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate our Quantitative and Qualitative Disclosures About Market Risk by reference into this section from the section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—New Accounting Pronouncements," "—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk," and "—Equity Price Risk" included in Exhibit 13.1 to this Annual Report on Form 10-K, which is included in the 2002 Genzyme General Annual Report, 2002 Genzyme Biosurgery Annual Report and 2002 Genzyme Molecular Oncology Annual Report.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 1A of this Annual Report on Form 10-K and the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors," "Director Compensation" and "Executive Compensation" in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the sections entitled "Stock Ownership" and "Equity Plans" in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Transactions" in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 14. CONTROLS AND PROCEDURES

        Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that they timely received the information that we and our consolidated subsidiaries are required to disclose in the reports filed or submitted by us under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries and Genzyme General into this section by reference from the 2002 Genzyme General Annual Report:

Page*
Genzyme Corporation and Subsidiaries
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	GCS-71
Consolidated Balance Sheets as of December 31, 2002 and 2001	GCS-73
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	GCS-74
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	GCS-76
Notes to Consolidated Financial Statements	GCS-79
Report of Independent Accountants	GCS-157
Genzyme General
Combined Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	GG-46
Combined Balance Sheets as of December 31, 2002 and 2001	GG-48
Combined Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	GG-49
Notes to Combined Financial Statements	GG-52
Report of Independent Accountants	GG-96

*
References are to page numbers in the 2002 Genzyme General Annual Report. The financial statements (and related notes) are incorporated by reference from the 2002 Genzyme General Annual Report included in Exhibits 13.1 and 13.2 to this Annual Report on Form 10-K.

        We are incorporating the following financial statements (and related notes) of Genzyme Biosurgery into this section by reference from the 2002 Genzyme Biosurgery Annual Report:

Page*
Genzyme Biosurgery
Combined Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	GBS-31
Combined Balance Sheets as of December 31, 2002 and 2001	GBS-32
Combined Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	GBS-33
Notes to Combined Financial Statements	GBS-35
Report of Independent Accountants	GBS-64

*
References are to page numbers in the 2002 Genzyme Biosurgery Annual Report. The financial statements (and related notes) are incorporated by reference from the 2002 Genzyme Biosurgery Annual Report included in Exhibit 13.3 to this Annual Report on Form 10-K.

        We are incorporating the following financial statements (and related notes) of Genzyme Molecular Oncology into this section by reference from the 2002 Genzyme Molecular Oncology Annual Report:

Page*
Genzyme Molecular Oncology
Combined Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	GMO-17
Combined Balance Sheets as of December 31, 2002 and 2001	GMO-18
Combined Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	GMO-19
Notes to Combined Financial Statements	GMO-20
Report of Independent Accountants	GMO-36

*
References are to page numbers in the 2002 Genzyme Molecular Oncology Annual Report. The financial statements (and related notes) are incorporated by reference from the 2002 Genzyme Molecular Oncology Annual Report included in Exhibit 13.4 to this Annual Report on Form 10-K.

(A)(2). FINANCIAL STATEMENT SCHEDULES

        The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of this Annual Report on Form 10-K and is incorporated into this section by reference:

Page*
Genzyme Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts	GCS-158

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

(A)(3). EXHIBITS

        The exhibits are listed below under Part IV, Item 14(c) of this Annual Report on Form 10-K.

(B). REPORTS ON FORM 8-K

        On October 24, 2002, we filed two Current Reports on Form 8-K, each dated as of October 24, 2002.

  •
  The first was filed to include unaudited, pro forma financial information describing the effect of our acquisitions of Wyntek Diagnostics, Inc., Focal, Inc., and Novazyme Pharmaceuticals, Inc., and the disposition of our 50% ownership interest in ATIII LLC, on our consolidated statement of operations and the combined statements of operations of Genzyme General and Genzyme Biosurgery for the year ended December 31, 2001. We allocated the assets, liabilities and operations of Wyntek, Novazyme and ATIII LLC to Genzyme General and those of Focal to Genzyme Biosurgery.

  •
  The second was filed to include selected financial data and notes thereto describing the impact that Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets") would have had on our consolidated financial statements and the combined financial statements of Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology had such standard been adopted as of January 1, 1999.

(C). EXHIBITS

EXHIBIT NO.	DESCRIPTION
*3.1—	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2—	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
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
*4.4—
Registration Rights Agreement, dated as of May 3, 2001, among Genzyme, Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and Salomon Smith Barney Inc. Filed as Exhibit 4.2 to Genzyme's Form 8-K filed on May 11, 2001.
*4.5—	Biomatrix, Inc. 6.9% Convertible Subordinated Note due May 14, 2003. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed on January 2, 2001.
*4.6—
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
*10.12—	Agreement and Plan of Merger, dated as of August 6, 2001, among Genzyme, Rodeo Merger Corp. and Novazyme Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's Form 8-K filed on August 22, 2001.
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
10.20—	1997 Equity Incentive Plan. Filed herewith.
*10.21—	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.28 to Genzyme's Form 10-K for 2000.
*10.22—	2001 Equity Incentive Plan. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2001.
*10.23—	1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 1999.
*10.24—	1996 Directors' Deferred Compensation Plan. Filed as Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33251).
*10.25—	Executive Employment Agreement dated as of January 1, 1990 between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.26—
Form of Severance Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2002. Current schedule identifying the executives filed herewith.
*10.27—
Form of Indemnification Agreement between Genzyme and certain senior executives, together with schedule identifying the provisions applicable to each executive. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed herewith.
*10.28—	Executive Employment Agreement dated as of January 1, 1996 between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.

*10.29—	Technology Transfer Agreement between Genzyme and GTC Biotherapeutics, Inc. ("GTC") dated as of May 1, 1993. Filed as Exhibit 2.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.30—	Research and Development Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.1 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.31—	Services Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.2 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.32—	Series A Convertible Preferred Stock Purchase Agreement between Genzyme and GTC dated as of May 1, 1993. Filed as Exhibit 10.5 to the Registration Statement on Form S-1 of GTC (File No. 33-62872).
*10.33—	Second Amended and Restated Convertible Debt Agreement dated as of December 28, 1998 by and between Genzyme and GTC. Filed as Exhibit 10.37 to Genzyme's Form 10-K for 1998 (File No. 0-21794).
*10.34—
Amended and Restated Credit Agreement dated December 14, 2000 among Genzyme and those of its subsidiaries party thereto, Fleet National Bank, as Administrative Agent. Filed as Exhibit 99.2 to Genzyme's Form 8-K Filed on January 2, 2001.
10.35—	Contract Manufacturing Agreement dated September 14, 2001, as amended on May 15, 2002, between GelTex and The Dow Chemical Company. Filed herewith.†
*10.36—	License Agreement between GelTex and Nitto Boseki Co., Ltd., dated as of June 9, 1997. Filed as Exhibit 10.21 to GelTex's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-26872).**
*10.37—	Supply Agreement dated as of November 9, 1999 by and between Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32 to GelTex's Form 10-K for 1999 (File No. 0-26872).**
*10.38—
Collaboration Agreement dated September 4, 1998 among Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).**
*10.39—	Purchase Agreement dated September 4, 1998 between Genzyme and BioMarin. Filed as Exhibit 10.25 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).
*10.40—	Operating Agreement of BioMarin/Genzyme LLC. Filed as Exhibit 10.30 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).
*10.41—
United States Licensing Agreement dated February 7, 1997 between Biomatrix and American Home Products Corporation ("AHP"). Filed as Exhibit 10.1 to the Biomatrix's Form 10-Q for the quarter ended March 31, 1997.**
10.42—	International Licensing Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
10.43—	Supply Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**
10.44—	Trademark License Agreement dated February 7, 1997 between Biomatrix and AHP, as amended. Filed herewith.**

*10.45—
Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, Waterford County, Dublin, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.46—
Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, Waterford Country, Dublin, Ireland (comprised in folio 4917 & 324IF County Waterford) by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.47—
Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, Waterford, Dublin, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.48—
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
*10.50—
License and Collaboration Agreement, dated as of September 27, 2000, between Cambridge Antibody Technology Limited and Genzyme Corporation. Filed as Exhibit 4.7 to Cambridge Antibody's Registration Statement on Form 20-F/A, dated June 5, 2001 (File No. 000-3116).**
*10.51—	Amended and Restated Collaboration Agreement, dated May 31, 2002, between Genzyme and Dyax Corp. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2002.
*10.52—
Lease dated July 26, 2002 for 55 Cambridge Parkway, Cambridge, Massachusetts between Genzyme and CC&F Cambridge Parkway Trust. Filed as Exhibit 10 to Genzyme's Form 10-Q for the quarter ended September 30, 2002.
*10.53—	Lease dated May 9, 2002 for 3400 Computer Drive, Westborough, Massachusetts between EMC Corporation and Genzyme. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2002.
*10.54—	Collaboration Agreement between GelTex and Sankyo Pharma, Inc. dated December 23, 1999. Filed as Exhibit 10.33 to GelTex's Form 10-K for 1999. (File No. 02-26872).**
*10.55—	License Agreement between GelTex and Chugai Pharmaceutical Co., Ltd. dated December 26, 1994. Filed as Exhibit 10.14 to GelTex's Registration Statement on Form S-1 (File No. 33-97322).**

13.1—	Portions of the 2002 Genzyme General Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
13.2—	Portions of the 2002 Genzyme General Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
13.3—	Portions of the 2002 Genzyme Biosurgery Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
13.4—	Portions of the 2002 Genzyme Molecular Oncology Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
21—	Subsidiaries of Genzyme. Filed herewith.
23—	Consent of PricewaterhouseCoopers LLP. Filed herewith.
*99.1—	Management and Accounting Policies Governing the Relationship of Genzyme Divisions. Filed as Exhibit 3 to Genzyme's Registration Statement on Form 8-A filed on December 19, 2000 (File No. 333-31548).
99.2—	Factors Affecting Future Operating Results. Filed herewith.
99.3—	Written Statement of the Chief Executive Officer. Filed herewith.
99.4—	Written Statement of the Chief Financial Officer. Filed herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been granted for the deleted portions of Exhibits 10.13, 10.36, 10.37, 10.38, 10.41, 10.42, 10.43, 10.44, 10.50, 10.54 and 10.55.

†
Confidential treatment has been requested for the deleted portions of Exhibit 10.35.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.21 through 10.28 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: March 28, 2003	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	March 28, 2003
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial and Accounting Officer	March 28, 2003
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	March 28, 2003
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	March 28, 2003
/s/ HENRY E. BLAIR Henry E. Blair	Director	March 28, 2003
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	March 28, 2003
/s/ CHARLES L. COONEY Charles L. Cooney	Director	March 28, 2003
/s/ VICTOR J. DZAU Victor J. Dzau	Director	March 28, 2003
/s/ CONNIE MACK III Connie Mack III	Director	March 28, 2003