Form 10-Q
period 2003-03-31
GENZYME CORP
filed 2003-05-07
CIK 732485

Use these links to rapidly review the document
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2003 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of each of the issuer's series of common stock as of April 30, 2003:

Genzyme General Division Common Stock	215,788,807
Genzyme Biosurgery Division Common Stock	40,686,433
Genzyme Molecular Oncology Division Common Stock	16,982,963

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements, including statements regarding our:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services;

  •
  the entry into new collaborations and licensing agreements;

  •
  estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans;

  •
  assessments of competitors and potential competitors and the anticipated impact of potentially competitive products on our revenues;

  •
  estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities to support our products and services;

  •
  expected future revenues, operations and expenditures;

  •
  allocations of revenue, expenses, liabilities and income tax benefits;

  •
  maintenance of financial covenants contained in our revolving credit facility and our intention to refinance this facility in 2003;

  •
  assessment of the outcome of litigation and other governmental proceedings;

  •
  expectations concerning future dividends and stock option awards; and

  •
  projected cash needs.

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

  •
  our ability to identify new collaborators and licensees and to negotiate mutually satisfactory agreements with them;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  the content and timing of submissions to and decisions made by the Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

  •
  decisions made by the U.S. Federal Trade Commission, commonly referred to as the FTC, the United States District Court, the United Kingdom Competition Appeal Tribunal and other judicial bodies;

  •
  approval of the manufacturing facilities for Fabrazyme® and Aldurazyme® enzymes and Renagel® phosphate binder;

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

  •
  decisions made by our board of directors with respect to dividends, stock option awards and other matters under our charter and management and accounting policies; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these risks and uncertainties in Exhibit 99.2, "Factors Affecting Future Operating Results," to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements. Holders of Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock are stockholders of Genzyme Corporation and are subject to all of the risks and uncertainties of Genzyme Corporation described in Exhibit 99.2 to our 2002 Form 10-K.

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Renagel®, Seprafilm®, Carticel®, Epicel®, Synvisc®, Hylaform® and Snowden-Pencer® are registered trademarks of Genzyme. Myozyme™, SAGE™ and Sepra™ are trademarks of Genzyme. Focal® and FocalSeal® are registered trademarks of Focal, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. WelChol® is a registered trademark of Sankyo Pharma, Inc. NeuroCell™ is a trademark of Diacrin, Inc. Zavesca® is a registered trademark of Oxford GlycoSciences plc. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2003
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
GENZYME CORPORATION AND SUBSIDIARIES
Unaudited, Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Unaudited, Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Unaudited, Consolidated Financial Statements
GENZYME GENERAL
Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Unaudited, Combined Balance Sheets as of March 31, 2003 and December 31, 2002
Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Unaudited, Combined Financial Statements
GENZYME BIOSURGERY
Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Unaudited, Combined Balance Sheets as of March 31, 2003 and December 31, 2002
Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Unaudited, Combined Financial Statements
GENZYME MOLECULAR ONCOLOGY
Unaudited, Combined Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Unaudited, Combined Balance Sheets as of March 31, 2003 and December 31, 2002
Unaudited, Combined Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Unaudited, Combined Financial Statements
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Controls and Procedures
PART II.	OTHER INFORMATION
ITEM 2.	Changes in Securities
ITEM 6.	Exhibits and Reports on Form 8-K
Signatures

i

PART 1.    Financial Information

ITEM 1.    Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Revenues:
Net product sales	$346,489	$266,626
Net service sales	31,498	26,683
Revenues from research and development contracts:
Related parties	438	612
Other	3,434	4,019

Total revenues	381,859	297,940

Operating costs and expenses:
Cost of products sold	94,834	72,154
Cost of services sold	16,978	15,018
Selling, general and administrative	114,224	102,958
Research and development (including research and development related to contracts)	75,631	82,141
Amortization of intangibles	17,505	17,597

Total operating costs and expenses	319,172	289,868

Operating income	62,687	8,072

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(4,194)	(4,094)
Gain on investments in equity securities	—	166
Other	750	(864)
Investment income	11,614	13,437
Interest expense	(6,490)	(6,806)

Total other income	1,680	1,839

Income before income taxes	64,367	9,911
Provision for income taxes	(18,998)	(3,138)

Net income before cumulative effect of change in accounting for goodwill	45,369	6,773
Cumulative effect of change in accounting for goodwill	—	(98,270)

Net income (loss)	$45,369	$(91,497)

Comprehensive income (loss), net of tax:
Net income (loss)	$45,369	$(91,497)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,774	(9,200)
Gain on affiliate sale of stock, net of tax	2,856	—
Unrealized gains (losses) on securities, net of tax	3,999	(23,957)
Other	69	378

Other comprehensive income (loss)	21,698	(32,779)

Comprehensive income (loss)	$67,067	$(124,276)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

	Three Months Ended March 31,
	2003	2002
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General division net income	$57,793	$24,309
Tax benefit allocated from Genzyme Biosurgery	2,322	4,299
Tax benefit allocated from Genzyme Molecular Oncology	1,763	2,130

Net income allocated to Genzyme General Stock	$61,878	$30,738

Net income per share of Genzyme General Stock:
Basic	$0.29	$0.14

Diluted	$0.28	$0.14

Weighted average shares outstanding:
Basic	215,091	213,332

Diluted	220,432	221,064

Allocated to Biosurgery Stock:
Genzyme Biosurgery net loss before cumulative effect of change in accounting for goodwill	$(14,102)	$(20,382)
Cumulative effect of change in accounting for goodwill	—	(98,270)

Genzyme Biosurgery division net loss	(14,102)	(118,652)
Allocated tax benefit	2,408	2,448

Net loss allocated to Biosurgery Stock	$(11,694)	$(116,204)

Net loss per share of Biosurgery Stock—basic and diluted:
Net loss per share before cumulative effect of change in accounting for goodwill	$(0.29)	$(0.46)
Per share cumulative effect of change in accounting for goodwill	—	(2.48)

Net loss per share of Biosurgery Stock—basic and diluted	$(0.29)	$(2.94)

Weighted average shares outstanding	40,578	39,564

Allocated to Molecular Oncology Stock:
Net loss	$(4,815)	$(6,031)

Net loss per share of Molecular Oncology Stock—basic and diluted	$(0.28)	$(0.36)

Weighted average shares outstanding	16,939	16,763

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$400,302	$406,811
Short-term investments	114,889	105,992
Accounts receivable, net	310,035	287,141
Inventories	226,478	238,809
Prepaid expenses and other current assets	45,982	45,187
Deferred tax assets	106,167	105,094

Total current assets	1,203,853	1,189,034
Property, plant and equipment, net	831,040	802,448
Long-term investments	719,127	682,201
Notes receivable—related parties	12,021	11,918
Goodwill, net	592,089	592,075
Other intangible assets, net	716,960	734,478
Investments in equity securities	54,496	42,945
Other noncurrent assets	34,655	27,950

Total assets	$4,164,241	$4,083,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,933	$44,458
Accrued expenses	175,908	190,754
Income taxes payable	78,203	61,964
Deferred revenue	20,746	15,887
Current portion of long-term debt, convertible note and capital lease obligations	294,549	294,737

Total current liabilities	611,339	607,800
Long-term debt and capital lease obligations	25,026	25,038
Convertible debentures	575,000	575,000
Deferred revenue—noncurrent	3,611	1,771
Deferred tax liabilities	156,242	159,747
Other noncurrent liabilities	16,099	15,846

Total liabilities	1,387,317	1,385,202

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock:
Genzyme General Stock, $0.01 par value	2,155	2,148
Biosurgery Stock, $0.01 par value	406	405
Molecular Oncology Stock, $0.01 par value	169	169
Additional paid-in capital—Genzyme General Stock	1,822,608	1,810,963
Additional paid-in capital—Biosurgery Stock	823,566	823,364
Additional paid-in capital—Molecular Oncology Stock	148,864	148,799
Deferred compensation	(364)	(605)
Notes receivable from stockholders	(12,857)	(12,706)
Accumulated deficit	(85,599)	(130,968)
Accumulated other comprehensive income	77,976	56,278

Total stockholders' equity	2,776,924	2,697,847

Total liabilities and stockholders' equity	$4,164,241	$4,083,049

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$45,369	$(91,497)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,614	31,547
Non-cash compensation expense	242	392
Provision for bad debts	1,119	2,163
Equity in net loss of unconsolidated affiliates	4,194	4,094
Gain on investments in equity securities	—	(166)
Deferred income tax benefit	(4,964)	(3,802)
Other	618	1,820
Cumulative effect of change in accounting for goodwill	—	98,270
Increase (decrease) in cash from working capital changes:
Accounts receivable	(21,057)	3,695
Inventories	13,353	(3,659)
Prepaid expenses and other current assets	(504)	(7,621)
Accounts payable, accrued expenses and deferred revenue	(13,980)	(18,481)
Income taxes payable and tax benefits from stock options	16,386	5,961

Cash flows from operating activities	76,390	22,716

Cash Flows from Investing Activities:
Purchases of investments	(167,469)	(118,015)
Sales and maturities of investments	119,850	172,878
Purchases of equity securities	(1,400)	(1,610)
Purchases of property, plant and equipment	(45,752)	(43,541)
Investments in unconsolidated affiliates	(4,112)	(8,151)
Other	(602)	2,697

Cash flows from investing activities	(99,485)	4,258

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	9,011	11,736
Proceeds from draw on credit facility	—	35,000
Payments of debt and capital lease obligations	(202)	(693)
Bank overdraft	2,289	(2,000)
Payments of notes receivable from stockholders	—	136
Other	249	(714)

Cash flows from financing activities	11,347	43,465

Effect of exchange rate changes on cash	5,239	(1,916)

Increase (decrease) in cash and cash equivalents	(6,509)	68,523
Cash and cash equivalents at beginning of period	406,811	247,011

Cash and cash equivalents at end of period	$400,302	$315,534

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1.    Description of Business

        We are a biotechnology and human healthcare company that develops innovative products and provides services for significant unmet medical needs. We have three operating divisions:

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

  •
  Genzyme Biosurgery, which develops and markets biotherapeutic and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics, cardiovascular and broader surgical areas; and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities.

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows of each of our divisions, and for our corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. We have reclassified certain 2002 data to conform to our 2003 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read our consolidated financial statements and notes included in our 2002 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

  Net Income (Loss) Per Share

        We calculate earnings per share for each series of stock using the two-class method. To calculate basic earnings per share for each series of stock, we divide the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculate diluted earnings per share, we also include in the denominator all potentially dilutive securities outstanding during the applicable period. We allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to Genzyme General Stock, as defined in our charter, is equal to the net income or loss of Genzyme General determined in accordance with accounting principles generally accepted in the U.S., and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock are defined similarly and, as such, are based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

        We calculate the income tax provision of each division as if such division were a separate taxpayer, which includes assessing realizability of deferred tax assets at the division level. Our management and accounting policies provide that if, as of the end of any fiscal quarter, a division cannot use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we may allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General, which are included in earnings attributable to Genzyme General Stock, were (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Tax benefits allocated from:
Genzyme Biosurgery	$2,322	$4,299
Genzyme Molecular Oncology	1,763	2,130

Total	$4,085	$6,429

        In future periods, Genzyme Biosurgery and Genzyme Molecular Oncology may recognize deferred tax assets in the calculation of their respective tax provisions determined on a separate division basis in accordance with accounting principles generally accepted in the U.S. However, to the extent the benefit of those deferred tax assets has been previously allocated to Genzyme General in accordance with our management and accounting policies, the benefit will be reflected as a reduction of net income in determining net income (loss) attributable to Biosurgery Stock or Molecular Oncology Stock. As of March 31, 2003, the total tax benefits previously allocated to Genzyme General from Genzyme Biosurgery and Genzyme Molecular Oncology were (amounts in thousands):

Genzyme Biosurgery	$214,142
Genzyme Molecular Oncology	47,478

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, as amended, and Emerging Issues Task Force, or EITF, Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, the following table sets forth our net income (loss) data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards. The resulting compensation expense would be allocated to each division in accordance with our allocation policies (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$45,369	$(91,497)
Add: stock-based compensation included in as reported, net of tax	153	247
Deduct: pro forma stock-based compensation expense, net of tax	(13,384)	(17,432)

Pro forma	$32,138	$(108,682)

Net income per share allocated to Genzyme General Stock:
Basic:
As reported	$0.29	$0.14
Add: stock-based compensation, net of tax, included in net income per share allocated to Genzyme General Stock—as reported	0.00	0.00
Deduct: pro forma stock-based compensation expense per share, net of tax	(0.05)	(0.06)

Pro forma	$0.24	$0.08

Diluted:
As reported	$0.28	$0.14
Add: stock-based compensation, net of tax, included in net income per share allocated to Genzyme General Stock—as reported	0.00	0.00
Deduct: pro forma stock-based compensation expense per share, net of tax	(0.05)	(0.07)

Pro forma	$0.23	$0.07

Net loss per share allocated to Biosurgery Stock—basic and diluted:
As reported	$(0.29)	$(2.94)
Deduct: pro forma stock-based compensation expense per share, net of tax	(0.03)	(0.04)

Pro forma	$(0.32)	$(2.98)

Net loss per share allocated to Molecular Oncology Stock—basic and diluted:
As reported	$(0.28)	$(0.36)
Deduct: pro forma stock-based compensation expense per share, net of tax	(0.05)	(0.05)

Pro forma	$(0.33)	$(0.41)

The effects of applying SFAS No. 123 are not likely to be representative of the effects on reported net income (loss) in future years. Additional awards in future years are anticipated.

  New Accounting Pronouncements

        In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB, No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

3.    Net Income (Loss) Per Share

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income per share allocated to Genzyme General Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Genzyme General division net income	$57,793	$24,309
Tax benefit allocated from Genzyme Biosurgery	2,322	4,299
Tax benefit allocated from Genzyme Molecular Oncology	1,763	2,130

Net income allocated to Genzyme General Stock—basic and diluted	$61,878	$30,738

Shares used in computing net income per common share—basic	215,091	213,332
Effect of dilutive securities:
Stock options (1)	5,332	7,712
Warrants and stock purchase rights	9	20

Dilutive potential common shares (2)	5,341	7,732

Shares used in computing net income per share—diluted (1,2)	220,432	221,064

Net income per share of Genzyme General Stock:
Basic	$0.29	$0.14

Diluted	$0.28	$0.14

    (1)
    We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Shares of Genzyme General Stock issuable for options	13,739	7,096

    (2)
    We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures allocated to Genzyme General in the computation of Genzyme General's dilutive earnings per share for the three months ended March 31, 2003 and 2002, because the conditions for conversion had not been met. The debentures are contingently convertible into approximately 8.2 million shares of Genzyme General Stock at an initial conversion price of $70.30 per share.

  Biosurgery Stock:

        For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Shares of Biosurgery Stock issuable for options	7,864	6,694
Warrants to purchase shares of Biosurgery Stock	7	8
Biosurgery designated shares (1)	3,119	3,107
Biosurgery designated shares reserved for options (1)	74	89
Shares issuable upon conversion of the 6.9% convertible subordinated note allocated to Genzyme Biosurgery (2)	358	358

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	11,422	10,256

    (1)
    Biosurgery designated shares are authorized shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds or benefits to Genzyme Biosurgery. As of March 31, 2003, there were approximately 3.2 million Biosurgery designated shares.

    (2)
    These shares are issuable upon the conversion of the 6.9% convertible subordinated note we assumed in connection with the acquisition of Biomatrix, Inc. in 2000. This note is due May 14, 2003.

  Molecular Oncology Stock:

        For all periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Shares of Molecular Oncology Stock issuable for options	3,501	1,534
Molecular Oncology designated shares (1)	1,651	1,651

Total shares excluded from the calculation of diluted net loss per share of Molecular Oncology Stock	5,152	3,185

    (1)
    Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds or benefits to Genzyme Molecular Oncology. As of March 31, 2003, there were approximately 1.7 million Molecular Oncology designated shares.

4.    Inventories (amounts in thousands)

	March 31, 2003	December 31, 2002
Raw materials	$53,783	$45,751
Work-in-process	86,396	77,274
Finished products	86,299	115,784

Total	$226,478	$238,809

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not yet been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. At March 31, 2003, our total inventories include $8.6 million of inventory for products that have not yet been approved for sale.

        We own a 50% interest in our joint venture with BioMarin Pharmaceutical, Inc., or BioMarin, for the development and commercialization of Aldurazyme® enzyme as an enzyme replacement therapy for people with an LSD known as mucopolysaccharidosis I, or MPS I. At March 31, 2003, our joint venture had $23.1 million of Aldurazyme enzyme inventory that had not yet been approved for sale, of which $11.5 million represents our portion of the unapproved inventory of the joint venture. On April 30, 2003, the FDA granted U.S. marketing approval for Aldurazyme enzyme.

5.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. We are required to perform impairment tests under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. During the three months ended March 31, 2003, there were no events or circumstances that would have caused an impairment review.

  Goodwill

        In November 2001, we sold our Snowden-Pencer® line of surgical instruments and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. The following table provides information on the changes in our net goodwill during the three months ended March 31, 2003 (amounts in thousands):

	As of December 31, 2002	Adjustments	As of March 31, 2003
Goodwill:
Genzyme General:
Therapeutics	$380,854	$—	$380,854
Renal	82,477	—	82,477
Diagnostic Products (1)	33,216	2	33,218
Other (1)	56,633	12	56,645

Total	553,180	14	553,194
Genzyme Biosurgery	122,271	—	122,271
Genzyme Molecular Oncology	—	—	—

Total	675,451	14	675,465
Accumulated amortization	(83,376)	—	(83,376)

Goodwill, net	$592,075	$14	$592,089

    (1)
    The adjustments to goodwill for the three months ended March 31, 2003 relate to foreign currency adjustments on goodwill denominated in foreign currencies.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$551,846	$(99,212)	$452,634	$551,836	$(88,222)	$463,614
Patents	196,997	(40,801)	156,196	196,997	(37,014)	159,983
Trademarks	91,754	(17,441)	74,313	91,754	(15,945)	75,809
License fees	26,862	(7,742)	19,120	26,862	(7,261)	19,601
Distribution agreements	13,950	(3,987)	9,963	13,950	(3,550)	10,400
Customer lists	8,324	(4,239)	4,085	8,324	(4,031)	4,293
Other	11,602	(10,953)	649	12,242	(11,464)	778

Total	$901,335	$(184,375)	$716,960	$901,965	$(167,487)	$734,478

        All of our other intangible assets are amortized over their estimated useful lives, which range between 1.5 years to 40 years. Total amortization expense for our other intangible assets was:

  •
  $17.5 million for the three months ended March 31, 2003; and

  •
  $17.9 million for the three months ended March 31, 2002.

        Amortization expense for the three months ended March 31, 2002 includes $0.3 million related to the amortization of a non-compete agreement that was charged to cost of products sold. This agreement concluded and the related intangible asset was fully amortized as of December 31, 2002.

        The estimated future amortization expense for other intangible assets as of March 31, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense
2003 (remaining nine months)	$52,638
2004	69,725
2005	69,205
2006	66,703
2007	66,633
2008	65,817

6.    Sale of GTC Common Stock

        On April 4, 2002, GTC Biotherapeutics, Inc., formerly known as Genzyme Transgenics Corporation and which we refer to as GTC, purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of March 31, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General for the three months ended March 31, 2002 includes charges of $1.1 million representing our portion of the losses of GTC.

7.    Investments in Equity Securities

        Because we are within the first 12 months of the 24-month lock-up provision described above, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, we carry our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at March 31, 2003, our remaining investment would have an unrealized gain of $1.7 million. Effective April 4, 2003, we will begin the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold will qualify as marketable securities under SFAS No. 115 and be carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        At March 31, 2003, our stockholders' equity includes $6.3 million of unrealized gains and $8.0 million of unrealized losses related to our other investments in equity securities, all of which are allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary. We will record impairment charges related to these investments if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

8.    Investment in Peptimmune, Inc.

        In January 2002, we formed Peptimmune, Inc., or Peptimmune, as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets allocated to Genzyme General to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of the outstanding stock of Peptimmune. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to the issuance by Peptimmune of shares of its Series B voting preferred stock, which was recorded as an increase to our investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in stockholders' equity in our consolidated balance sheet as of March 31, 2003. Although our ownership interest in Peptimmune has declined below 20%, certain factors exist that cause us to continue to have significant influence over Peptimmune. The chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have several service agreements with Peptimmune. Accordingly, in March 2003, we began accounting for our investment in Peptimmune under the equity method of accounting.

9.    Revolving Credit Facility

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. At March 31, 2003, $284.0 million was outstanding under this facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in the aggregate, 2.5% at March 31, 2003. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

10.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of March 31, 2003 which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        In 2001, Genzyme Limited, our wholly-owned subsidiary in the United Kingdom, established a home nursing and infusion service to support patients receiving Cerezyme® enzyme and our other enzyme replacement therapies following the expiration of a contract with a third party service provider. This third party lodged a complaint with the Office of Fair Trading in the United Kingdom. The OFT is a non-governmental organization empowered to enforce certain consumer and competition legislation in the United Kingdom. The OFT commenced an investigation of this service, alleging that it contravened competition laws in the United Kingdom. While we believe that the provision of home healthcare services by our subsidiary and our pricing for Cerezyme enzyme in the United Kingdom fully complies with applicable laws, we cooperated in this investigation. On March 27, 2003, the OFT ruled that this service did, in fact, violate United Kingdom competition law, and as a result fined Genzyme Limited approximately 6.8 million Pounds Sterling and required modifications to our pricing structure for Cerezyme enzyme in the United Kingdom. We have appealed this finding to the United Kingdom Competition Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. Hearings were held on April 16, 2003 and May 1, 2003 regarding the stay of the OFT's decision. On May 6, 2003, the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount during the pendancy of the appeal process. We are confident that we will prevail on appeal and believe it probable that we will not have to pay a material fine or permanently modify our Cerezyme pricing structure. We have not accrued any amounts in connection with this contingency.

        The staff of the FTC is investigating our acquisition of Novazyme Pharmaceuticals, Inc. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating with the FTC in its investigation which is currently ongoing.

        On April 17, 2002, Snowden Pencer, Inc., or SPI, initiated dispute resolution procedures alleging that we breached representations and warranties and committed fraud and intentional conduct relating to the sale of our Snowden-Pencer line of surgical instruments to SPI in November 2001. On April 7, 2003, SPI filed a notice of arbitration with the American Arbitration Association. An arbitration hearing is anticipated to take place within the next 60-90 days. We believe the claims made by SPI are without merit and intend to vigorously defend the claims. Based on the advice of counsel, management does not believe that it is probable that we will be required to pay a material amount in connection with this claim. We have not accrued any amounts in connection with this contingency.

        Pursuant to the terms of our joint venture agreement with BioMarin, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of U.S. marketing approval from the FDA for Aldurazyme enzyme. On April 30, 2003, the FDA granted U.S. marketing approval for Aldurazyme enzyme.

  Guarantees

        In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an

interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, beginning with periods ending after December 15, 2002. We applied the disclosure provisions of FIN 45 as of December 31, 2002, as required.

        We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2003.

        We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of March 31, 2003.

11.    Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(18,998)	$(3,138)	505%
Effective tax rate	30%	32%

        Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

12.    Common Stock

        As required under our charter, on January 1, 2003, the number of votes associated with a share of Biosurgery Stock and a share of Molecular Oncology Stock were adjusted so that for the period from January 1, 2003 through December 31, 2004, each share of Biosurgery Stock will entitle the holder to .08 of a vote, and each share of Molecular Oncology Stock will entitle the holder to .07 of a vote. A share of Genzyme General Stock continues to entitle its holder to 1 vote.

13.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and other specialty therapeutics. The segment derives substantially all of its revenue from sales of Cerezyme enzyme, Fabrazyme® enzyme and Thyrogen® hormone;

  •
  Renal, which develops products that treat patients suffering from renal diseases, including chronic renal failure. The segment derives substantially all of its revenue from sales of Renagel® phosphate binder;

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics;

  •
  Genzyme Biosurgery, which develops and markets biotherapeutic and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics, cardiovascular and broader surgical areas; and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities.

        We have provided information concerning the operations in these reportable segments in the following table (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
Genzyme General:
Therapeutics	$197,211	$161,307
Renal (1)	58,766	29,532
Diagnostic Products	23,196	19,838
Other (2)	34,364	30,787
Eliminations/Adjustments (3)	508	683

Total Genzyme General	314,045	242,147
Genzyme Biosurgery	65,626	53,371
Genzyme Molecular Oncology	2,188	2,422

Total	$381,859	$297,940

Net income (loss):
Genzyme General:
Therapeutics	$51,132	$31,842
Renal (1)	3,795	(5,127)
Diagnostic Products	1,962	(1,445)
Other (2)	1,345	2,191
Eliminations/Adjustments (3)	(441)	(3,152)

Net income for Genzyme General	57,793	24,309

Genzyme Biosurgery:
Net loss for Genzyme Biosurgery before cumulative effect of change in accounting for goodwill	(14,102)	(20,382)
Cumulative effect of change in accounting for goodwill (4)	—	(98,270)

Net loss for Genzyme Biosurgery	(14,102)	(118,652)

Genzyme Molecular Oncology	(4,815)	(6,031)

Eliminations/Adjustments (5)	6,493	8,877

Total	$45,369	$(91,497)

    (1)
    In September 2002, we created our Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments for Genzyme General. We have reclassified our segment disclosures for the three months ended March 31, 2002 to conform to the presentation for the three months ended March 31, 2003.

    (2)
    Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

    (3)
    Eliminations/Adjustments consist primarily of amounts related to Genzyme General's research and development and administrative activities, including investment income and interest expense, that we do not specifically allocate to a particular segment of Genzyme General.

    (4)
    In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative effect impairment charge of $98.3 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

    (5)
    Includes income tax benefits that have not been recognized in the tax provisions of the divisions.

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31, 2003	December 31, 2002
Segment Assets:
Genzyme General (1):
Therapeutics	$1,103,664	$1,127,493
Renal	474,859	467,164
Diagnostic Products	103,395	103,636
Other (2)	88,620	89,705
Eliminations/Adjustments (3)	1,884,371	1,767,803

Total Genzyme General	3,654,909	3,555,801
Genzyme Biosurgery	541,563	560,792
Genzyme Molecular Oncology	7,428	13,981
Eliminations/Adjustments (4)	(39,659)	(47,525)

Total	$4,164,241	$4,083,049

    (1)
    Segment assets for Genzyme General include primarily cash, cash equivalents, investments, accounts receivable, inventory and certain fixed and intangible assets.

    (2)
    Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

    (3)
    Eliminations/Adjustments for Genzyme General consists primarily of cash, cash equivalents, short-and long- term investments, equity investments, net property, plant and equipment and deferred tax assets that we do not allocate to a particular segment of Genzyme General.

    (4)
    Represents primarily the elimination of inter-divisional balances.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Revenues:
Net product sales	$289,039	$218,463
Net service sales	24,455	21,175
Revenues from research and development contracts:
Related parties	438	612
Other	113	1,897

Total revenues	314,045	242,147

Operating costs and expenses:
Cost of products sold	69,576	47,599
Cost of services sold	13,464	11,866
Selling, general and administrative	85,246	76,390
Research and development (including research and development related to contracts)	56,329	63,836
Amortization of intangibles	9,736	9,718

Total operating costs and expenses	234,351	209,409

Operating income	79,694	32,738

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(4,194)	(4,094)
Gain on investments in equity securities	—	166
Other	780	(897)
Investment income	11,281	12,952
Interest expense	(4,277)	(4,541)

Total other income	3,590	3,586

Income before income taxes	83,284	36,324
Provision for income taxes	(25,491)	(12,015)

Division net income	$57,793	$24,309

Comprehensive income (loss) net of tax:
Division net income	$57,793	$24,309

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,404	(5,363)
Gain on affiliate sale of stock, net of tax	2,856	—
Unrealized gains (losses) on securities, net of tax	4,046	(23,865)
Other	69	378

Other comprehensive income (loss)	20,375	(28,850)

Comprehensive income (loss)	$78,168	$(4,541)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$378,111	$372,605
Short-term investments	108,333	94,339
Accounts receivable, net	274,632	251,318
Inventories	184,932	196,396
Prepaid expenses and other current assets	43,184	42,558
Due from Genzyme Biosurgery	27,350	32,641
Due from Genzyme Molecular Oncology	5,033	5,494
Deferred tax assets	104,622	105,094

Total current assets	1,126,197	1,100,445
Property, plant and equipment, net	779,199	749,840
Long-term investments	719,127	682,201
Notes receivable—related parties	12,021	11,918
Goodwill, net	481,713	481,699
Other intangible assets, net	441,927	451,661
Investments in equity securities	52,246	42,945
Due from Genzyme Biosurgery—noncurrent	8,821	9,390
Other noncurrent assets	33,658	25,702

Total assets	$3,654,909	$3,555,801

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$32,622	$35,978
Accrued expenses	152,919	170,186
Income taxes payable	76,079	58,107
Deferred revenue	15,530	10,588
Current portion of long-term debt and capital lease obligations	18	13

Total current liabilities	277,168	274,872
Long-term debt and capital lease obligations	25,026	25,038
Convertible debentures	575,000	575,000
Deferred revenue—noncurrent	3,611	—
Deferred tax liability	80,836	81,933
Other noncurrent liabilities	13,238	13,074

Total liabilities	974,879	969,917
Commitments and contingencies (Note 9)
Division equity	2,680,030	2,585,884

Total liabilities and division equity	$3,654,909	$3,555,801

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Division net income	$57,793	$24,309
Reconciliation of division net income to net cash from operating activities:
Depreciation and amortization	26,256	21,981
Non-cash compensation expense	242	392
Provision for bad debts	949	1,968
Equity in net loss of unconsolidated affiliates	4,194	4,094
Gain on investments in equity securities	—	(166)
Deferred income tax benefit	(2,556)	(3,802)
Other	757	2,068
Increase (decrease) in cash from working capital changes:
Accounts receivable	(21,521)	2,890
Inventories	12,268	(6,493)
Prepaid expenses and other current assets	(361)	(7,680)
Due from Genzyme Biosurgery	5,860	6,270
Due from Genzyme Molecular Oncology	461	1,194
Accounts payable, accrued expenses and deferred revenue	(11,602)	(7,433)
Income taxes payable and tax benefits from stock options	22,204	7,792

Cash flows from operating activities	94,944	47,384

Cash Flows from Investing Activities:
Purchases of investments	(167,469)	(105,356)
Sales and maturities of investments	114,814	172,867
Purchases of equity securities	(1,025)	(1,610)
Purchases of property, plant and equipment	(44,952)	(42,689)
Investments in unconsolidated affiliates	(4,112)	(8,151)
Other	(620)	2,645

Cash flows from investing activities	(103,364)	17,706

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Genzyme General Stock	8,744	11,625
Payments of debt and capital lease obligations	(9)	(443)
Receipt of NeuroCell joint venture refund from Genzyme Biosurgery	—	27,063
Bank overdraft	(348)	(1,664)
Other	238	(2,855)

Cash flows from financing activities	8,625	33,726

Effect of exchange rate changes on cash	5,301	(1,406)

Increase in cash and cash equivalents	5,506	97,410
Cash and cash equivalents at beginning of period	372,605	167,253

Cash and cash equivalents at end of period	$378,111	$264,663

The accompanying notes are an integral part of these unaudited, combined financial statements

GENZYME GENERAL

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Description of Business

        Genzyme General is our operating division that develops and markets:

    •
    therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitatiting diseases, including a family of diseases known as LSDs and other specialty therapeutics;

    •
    renal products, with a focus on products that treat patients suffering from renal diseases, including chronic renal failure;

    •
    diagnostic products, with a focus on in vitro diagnostics; and

    •
    other products and services, such as genetic testing services and pharmaceutical drug materials.

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        The unaudited, combined financial statements of Genzyme General for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme General's combined financial statements included in Exhibit 13.2 to our 2002 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. We have reclassified certain 2002 data to conform to our 2003 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the combined financial statements and notes for Genzyme General included in our 2002 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, the following table sets forth Genzyme General's division net income data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Division net income:
As reported	$57,793	$24,309
Add: stock-based compensation included in as reported, net of tax	153	247
Deduct: pro forma stock-based compensation expense, net of tax	(12,121)	(15,773)

Pro forma	$45,825	$8,783

The effects of applying SFAS No. 123 are not likely to be representative of the effects on reported division net income (loss) in future years. Additional awards in future years are anticipated.

  New Accounting Pronouncements

        We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "Basis of Presentation and Significant Accounting Policies—New Accounting Pronouncements," to our consolidated financial statements, which we incorporate by reference into this note.

3.    Net Income Per Share

        Note 3., "Net Income (Loss) Per Share," to our consolidated financial statements contains information regarding the calculation of earnings per share for each series of our stock using the two-class method. We present earnings per share data only in our consolidated financial statements because Genzyme Corporation is the issuer of the securities. Our divisions do not and cannot issue securities because they are not companies or legal entities.

4.    Inventories (amounts in thousands)

	March 31, 2003	December 31, 2002
Raw materials	$41,514	$33,934
Work-in-process	77,475	68,441
Finished products	65,943	94,021

Total	$184,932	$196,396

        Genzyme General capitalizes inventory produced for commercial sale, which may result in the capitalization of inventory that has not yet been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. At March 31, 2003, Genzyme General's total inventories include $8.6 million of inventory for products that have not yet been approved for sale.

        We own a 50% interest in our joint venture with BioMarin for the development and commercialization of Aldurazyme enzyme as an enzyme replacement therapy for people with an LSD known as MPS I. At March 31, 2003, our joint venture had $23.1 million of Aldurazyme enzyme inventory that had not yet been approved for sale, of which $11.5 million represents our portion of the unapproved inventory of the joint venture. On April 30, 2003, the FDA granted U.S. marketing approval for Aldurazyme enzyme.

5.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, Genzyme General adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. We are required to perform impairment tests under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. During the three months ended March 31, 2003, there were no events or changes in circumstances that would have caused an impairment review.

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill. The following table provides information on the changes in net goodwill attributable to Genzyme General's reporting segments during the three months ended March 31, 2003 (amounts in thousands):

	As of December 31, 2002	Adjustments	As of March 31, 2003
Goodwill:
Genzyme General:
Therapeutics	$380,854	$—	$380,854
Renal	82,477	—	82,477
Diagnostic Products (1)	33,216	2	33,218
Other (1)	56,633	12	56,645

Total	553,180	14	553,194
Accumulated amortization	(71,481)	—	(71,481)

Goodwill, net	$481,699	$14	$481,713

    (1)
    The adjustments to goodwill during the three months ended March 31, 2003 relate to foreign currency adjustments on goodwill denominated in foreign currencies.

  Other Intangible Assets

        The following table contains information on Genzyme General's other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$378,467	$(63,333)	$315,134	$378,457	$(56,294)	$322,163
Patents	117,574	(18,814)	98,760	117,574	(16,863)	100,711
Trademarks	6,526	(999)	5,527	6,526	(890)	5,636
License fees	25,972	(7,551)	18,421	25,972	(7,114)	18,858
Customer lists	8,324	(4,239)	4,085	8,324	(4,031)	4,293
Other	10,045	(10,045)	—	10,045	(10,045)	—

Total	$546,908	$(104,981)	$441,927	$546,898	$(95,237)	$451,661

        All of Genzyme General's other intangible assets are amortized over their estimated useful lives, which range between 1.5 years to 40 years. Total amortization expense for Genzyme General's other intangible assets was:

  •
  $9.7 million for the three months ended March 31, 2003; and

  •
  $10.0 million for the three months ended March 31, 2002.

        Amortization expense for the three months ended March 31, 2002 includes $0.3 million related to the amortization of a non-compete agreement that was charged to cost of products sold. This agreement concluded and the related intangible asset was fully amortized as of December 31, 2002.

        The estimated future amortization expense for Genzyme General's other intangible assets as of March 31, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense
2003 (remaining nine months)	$29,270
2004	38,937
2005	38,844
2006	36,478
2007	36,475
2008	35,764

6.    Sale of GTC Common Stock

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received

$4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of March 31, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General for the three months ended March 31, 2002 includes charges of $1.1 million representing our portion of the losses of GTC.

7.    Investments in Equity Securities

        Because we are within the first 12 months of the 24-month lock-up provision described above, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, we carry our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at March 31, 2003, our remaining investment would have an unrealized gain of $1.7 million. Effective April 4, 2003, we will begin the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold will qualify as marketable securities under SFAS No. 115 and be carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        At March 31, 2003, Genzyme General's division equity includes $6.3 million of unrealized gains and $8.0 million of unrealized losses related to our other investments in equity securities, all of which are allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary. Genzyme General will record impairment charges related to these investments if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

8.    Investment in Peptimmune

        In January 2002, we formed Peptimmune, as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets allocated to Genzyme General to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General, which consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of the outstanding stock of Peptimmune. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to the issuance by Peptimmune of shares of its Series B voting preferred stock, which was recorded as an increase to Genzyme General's investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in division equity in Genzyme General's combined balance sheet as of March 31, 2003. Although our ownership interest in Peptimmune has declined below 20%, certain factors exist that cause us to continue to have significant influence over Peptimmune. The chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have several service agreements with Peptimmune. Accordingly, in March 2003, Genzyme General began accounting for our investment in Peptimmune under the equity method of accounting.

9.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of March 31, 2003 which, if adversely decided, would have a material adverse effect on Genzyme General's results of operations, financial condition or liquidity. For more information regarding legal proceedings and claims, we suggest that you read Note 10., "Other Commitments and Contingencies," to our consolidated financial statements. We incorporate that information into this note by reference.

        Pursuant to the terms of our joint venture agreement with BioMarin, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of U.S. marketing approval from the FDA for Aldurazyme enzyme. On April 30, 2003, the FDA granted U.S. marketing approval for Aldurazyme enzyme.

  Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Genzyme General applied the disclosure provisions of FIN 45 as of December 31, 2002. For more information, we suggest that you read Note 10., "Other Commitments and Contingencies—Guarantees," to our consolidated financial statements. We incorporate that information into this note by reference.

10.    Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(25,491)	$(12,015)	112%
Effective tax rate	31%	33%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

11.    Segment Information

        In accordance with SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information", we present segment information for Genzyme General in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme General has three reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and other specialty therapeutics. The business derives substantially all of its revenue from sales of Cerezyme enzyme, Fabrazyme enzyme and Thyrogen hormone;

  •
  Renal, which develops products that treat patients suffering from renal diseases, including chronic renal failure. The segment derives substantially all of its revenue from sales of Renagel phosphate binder; and

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

        We have provided information concerning the operations in these reportable segments in the following table (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
Therapeutics	$197,211	$161,307
Renal (1)	58,766	29,532
Diagnostic Products	23,196	19,838
Other (2)	34,364	30,787
Eliminations/Adjustments (3)	508	683

Total	$314,045	$242,147

Division net income:
Therapeutics	$51,132	$31,842
Renal (1)	3,795	(5,127)
Diagnostic Products	1,962	(1,445)
Other (2)	1,345	2,191
Eliminations/Adjustments (3)	(441)	(3,152)

Division net income	$57,793	$24,309

    (1)
    In September 2002, we created our Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments for Genzyme General. We have reclassified Genzyme General's segment disclosures for the three months ended March 31, 2002 to conform to the presentation for the three months ended March 31, 2003.

    (2)
    Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

    (3)
    Eliminations/Adjustments consist primarily of amounts related to Genzyme General's research and development and administrative activities, including investment income and interest expense, that we do not specifically allocate to a particular segment of Genzyme General.

  Segment Assets

        We provide information concerning the assets of Genzyme General's reportable segments in the following table (amounts in thousands):

	March 31, 2003	December 31, 2002
Segment Assets (1):
Therapeutics	$1,103,664	$1,127,493
Renal	474,859	467,164
Diagnostic Products	103,395	103,636
Other (2)	88,620	89,705
Eliminations/Adjustments (3)	1,884,371	1,767,803

Total	$3,654,909	$3,555,801

    (1)
    Segment assets for Genzyme General include primarily cash, cash equivalents, investments, accounts receivable, inventory and certain fixed and intangible assets.

    (2)
    Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

    (3)
    Eliminations/Adjustments for Genzyme General consist primarily of cash, cash equivalents, short-and long-term investments, equity investments, net property, plant and equipment and deferred tax assets that we do not allocate to a particular segment of Genzyme General.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Revenues:
Net product sales	$57,450	$48,163
Net service sales	7,043	5,208
Revenues from research and development contracts	1,133	—

Total revenues	65,626	53,371

Operating costs and expenses:
Cost of products sold	25,258	24,555
Cost of services sold	3,514	3,033
Selling, general and administrative	27,244	24,499
Research and development (including research and development related to contracts)	13,939	11,872
Amortization of intangibles	7,769	7,879

Total operating costs and expenses	77,724	71,838

Operating loss	(12,098)	(18,467)

Other income (expenses):
Other	(30)	33
Investment income	219	297
Interest expense	(2,193)	(2,245)

Total other expenses	(2,004)	(1,915)

Division net loss before cumulative effect of change in accounting for goodwill	(14,102)	(20,382)
Cumulative effect of change in accounting for goodwill	—	(98,270)

Division net loss	$(14,102)	$(118,652)

Comprehensive loss, net of tax:
Division net loss	$(14,102)	$(118,652)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,369	(3,838)

Comprehensive loss	$(12,733)	$(122,490)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,996	$32,747
Accounts receivable, net	35,352	35,594
Inventories	41,546	42,413
Prepaid expenses and other current assets	2,188	2,015

Total current assets	101,082	112,769
Property, plant and equipment, net	51,825	52,582
Goodwill, net	110,376	110,376
Other intangible assets, net	275,033	282,817
Investment in equity securities	2,250	—
Other noncurrent assets	997	2,248

Total assets	$541,563	$560,792

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$9,311	$8,480
Accrued expenses	24,464	23,665
Due to Genzyme General	27,350	32,641
Deferred revenue	2,228	1,126
Current portion of long-term debt, convertible note and capital lease obligations	294,531	294,724

Total current liabilities	357,884	360,636
Due to Genzyme General—noncurrent	8,821	9,390
Deferred revenue—noncurrent	—	1,771
Other noncurrent liabilities	2,861	2,772

Total liabilities	369,566	374,569
Commitments and contingencies (Notes 6, 8)
Division equity	171,997	186,223

Total liabilities and division equity	$541,563	$560,792

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Division net loss	$(14,102)	$(118,652)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation and amortization	9,348	9,535
Provision for bad debts	170	195
Other	(154)	(98)
Cumulative effect of change in accounting for goodwill	—	98,270
Increase (decrease) in cash from working capital changes:
Accounts receivable	286	406
Inventories	1,085	2,834
Prepaid expenses and other current assets	(147)	(44)
Accounts payable and accrued expenses	(2,815)	(2,211)
Due to Genzyme General	(5,860)	(6,270)

Cash flows from operating activities	(12,189)	(16,035)

Cash Flows from Investing Activities:
Purchase of equity securities	(375)	—
Purchases of property, plant and equipment	(800)	(852)
Other	18	52

Cash flows from investing activities	(1,157)	(800)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Biosurgery Stock	203	109
Proceeds from draw on credit facility	—	35,000
Payments of debt and capital lease obligations	(193)	(250)
Payment of NeuroCell joint venture refund to Genzyme General	—	(27,063)
Bank overdraft	2,637	(336)
Payments received for notes receivable from stockholders	—	136
Other	11	2,141

Cash flows from financing activities	2,658	9,737

Effect of exchange rate changes on cash	(63)	(510)

Decrease in cash and cash equivalents	(10,751)	(7,608)
Cash and cash equivalents at beginning of period	32,747	38,623

Cash and cash equivalents at end of period	$21,996	$31,015

Supplemental disclosure of non-cash transaction:
Investment in Excigen, Inc.—Note 6.

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Notes to Unaudited, Combined Financial Statements

1.    Description of Business

        Genzyme Biosurgery is our operating division that develops and markets biotherapeutic and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics, cardiovascular and broader surgical areas.

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        The unaudited, combined financial statements of Genzyme Biosurgery for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Biosurgery's combined financial statements included in Exhibit 13.3 to our 2002 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S. We have reclassified certain 2002 data to conform to our 2003 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Biosurgery's financial position and operating results. Since these are interim financial statements, you should also read the combined financial statements and notes for Genzyme Biosurgery included in our 2002 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, the following table sets forth Genzyme Biosurgery's division net loss data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Division net loss:
As reported	$(14,102)	$(118,652)
Deduct: pro forma stock-based compensation expense, net of tax	(1,281)	(1,689)

Pro forma	$(15,383)	$(120,341)

The effects of applying SFAS No. 123 are not likely to be representative of the effects on reported division net income (loss) in future years. Additional awards in future years are anticipated.

  New Accounting Pronouncements

        We have included the impact that recently issued accounting standards will have on our financial statements in Note 2, "Basis of Presentation and Significant Accounting Policies—New Accounting Pronouncements," to our consolidated financial statements, which we incorporate by reference into this note.

3.    Net Income (Loss) Per Share

        Note 3., "Net Income (Loss) Per Share," to our consolidated financial statements contains information regarding the calculation of earnings per share for each series of our stock using the two-class method. We present earnings per share data only in our consolidated financial statements because Genzyme Corporation is the issuer of the securities. Our divisions do not and cannot issue securities because they are not companies or legal entities.

4.    Inventories (amounts in thousands)

	March 31, 2003	December 31, 2002
Raw materials	$12,269	$11,817
Work-in-process	8,921	8,833
Finished products	20,356	21,763

Total	$41,546	$42,413

5.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, Genzyme Biosurgery adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. We are required to perform impairment tests under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. During the three months ended March 31, 2003, there were no events or changes in circumstances that would have caused an impairment review.

  Goodwill

        In November 2001, we sold our Snowden-Pencer line of surgical instruments and recorded a loss of $25.0 million, which we allocated to Genzyme Biosurgery. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery for the three months ended March 31, 2002.

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill. There were no changes in net goodwill attributable to Genzyme Biosurgery's reporting segments in the three months ended March 31, 2003. The following table provides information on net goodwill attributable to Genzyme Biosurgery's reporting segments as of March 31, 2003 (amounts in thousands):

As of March 31, 2003
Goodwill:
Orthopaedics	$113,857
Biosurgical Specialties	8,414

Total	122,271
Accumulated amortization	(11,895)

Goodwill, net	$110,376

  Other Intangible Assets

        The following table contains information on Genzyme Biosurgery's other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$173,379	$(35,879)	$137,500	$173,379	$(31,928)	$141,451
Patents	79,423	(21,987)	57,436	79,423	(20,151)	59,272
Trademarks	85,228	(16,442)	68,786	85,228	(15,055)	70,173
License fees	890	(191)	699	890	(147)	743
Distribution agreements	13,950	(3,987)	9,963	13,950	(3,550)	10,400
Other	1,557	(908)	649	2,197	(1,419)	778

Total	$354,427	$(79,394)	$275,033	$355,067	$(72,250)	$282,817

        All of Genzyme Biosurgery's other intangible assets are amortized over their estimated useful lives, which range from 2 years to 40 years. Total amortization expense for Genzyme Biosurgery's other intangible assets was:

  •
  $7.8 million for the three months ended March 31, 2003; and

  •
  $7.9 million for the three months ended March 31, 2002.

        The estimated future amortization expense for Genzyme Biosurgery's other intangible assets as of March 31, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense
2003 (remaining nine months)	$23,368
2004	30,788
2005	30,361
2006	30,225
2007	30,158
2008	30,053

6.    Investment in Excigen, Inc.

        In March 2003, we entered into a collaboration with Excigen, Inc., a recently created biotechnology company in Baltimore, Maryland focused on developing gene therapies for treating cardiac arrhythmias. In connection with the collaboration, we acquired 1,440,000 shares of the convertible preferred stock of Excigen and a warrant to acquire an additional 865,882 shares of convertible preferred stock, in exchange for our commitment to provide Excigen with up to $2.3 million in funding and $2.3 million worth of research, clinical, regulatory and manufacturing services, which services are to be provided by Genzyme Biosurgery. We provided the initial $0.4 million of the cash commitment in March 2003, with the balance of $1.9 million to be paid in future installments. We allocate our ownership interest in Excigen to Genzyme Biosurgery. As a result of our ownership interest, we will account for our investment in Excigen under the equity method of accounting.

7.    Revolving Credit Facility

        Genzyme Biosurgery has access to a $350.0 million revolving credit facility, all of which matures in December 2003. At March 31, 2003, $284.0 million was outstanding under this facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in aggregate, 2.5% at March 31, 2003. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

8.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of March 31, 2003 which, if adversely decided, would have a material adverse effect on Genzyme Biosurgery's results of operations, financial condition or liquidity. For more information regarding legal proceedings and claims, we suggest that you read Note 10., "Other Commitments and Contingencies," to our consolidated financial statements. We incorporate that information into this note by reference.

  Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Genzyme Biosurgery applied the disclosure provisions of FIN 45 as of December 31, 2002. For more information, we suggest that you read Note 10, "Other Commitments and Contingencies—Guarantees," to our consolidated financial statements. We incorporate that information into this note by reference.

9.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information for Genzyme Biosurgery in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme Biosurgery has four reportable segments:

  •
  Orthopaedics, which includes Synvisc® viscosupplementation product and Carticel® chondrocytes;

  •
  Biosurgical Specialties, which includes biomaterial products for the general, cosmetic, and cardiovascular surgery markets, including the Sepra™ products and Epicel® skin grafts;

  •
  Cardiac Science, which includes cell and gene therapies for such diseases as ischemic heart disease and congestive heart failure; and

  •
  Cardiac Devices, which includes chest drainage systems, lung sealants, and instruments and closures used in coronary artery bypass, valve replacement, lung and other cardiothoracic surgeries.

        We have provided information concerning the operations in these reportable segments in the following table (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
Orthopaedics	$32,851	$24,175
Biosurgical Specialties	13,763	11,021
Cardiac Science (1)	32	—
Cardiac Devices (1)	18,980	18,175

Total	$65,626	$53,371

Gross Margin:
Orthopaedics	$23,233	$15,185
Biosurgical Specialties	6,895	5,471
Cardiac Science (1,2)	(471)	—
Cardiac Devices (1,2)	7,197	5,127

Total	$36,854	$25,783

(1)
In January 2003, as a result of a change in how Genzyme Biosurgery reviews its business, the activities of its former Cardiothoracic reporting segment were reallocated into two separate reporting segments called Cardiac Science and Cardiac Devices. Genzyme Biosurgery has reclassified 2002 disclosures to conform to our 2003 presentation.

(2)
Revenues from and costs associated with the sale of FocalSeal®-L surgical sealant are primarily allocated to Genzyme Biosurgery's Cardiac Devices reporting segment. For the three months ended March 31, 2003, in accordance with a change in how Genzyme Biosurgery manages its business, $0.5 million of costs associated with the sale of FocalSeal-L surgical sealant were allocated to Genzyme Biosurgery's Cardiac Science reporting segment. No comparable amounts were allocated to its Cardiac Science reporting segment in the same period of 2002.

  Segment Assets

        Except for intangible assets, we do not allocate assets within Genzyme Biosurgery for purposes of segment information.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Revenues:
Service revenue	$—	$300
Revenue from research and development contracts	1,477	1,469
Licensing revenue	704	653
Royalty revenue	7	—

Total revenues	2,188	2,422

Operating costs and expenses:
Cost of services sold	—	119
Cost of revenue from research and development contracts, licensing and royalty revenue	1,172	1,135
Selling, general and administrative	1,734	2,069
Research and development	4,191	5,298

Total operating costs and expenses	7,097	8,621

Operating loss	(4,909)	(6,199)

Other income (expenses):
Investment income	114	188
Interest expense	(20)	(20)

Total other income	94	168

Division net loss	$(4,815)	$(6,031)

Comprehensive loss, net of tax:
Division net loss	$(4,815)	$(6,031)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	1
Unrealized losses on securities, net of tax	(47)	(92)

Other comprehensive loss	(46)	(91)

Comprehensive loss	$(4,861)	$(6,122)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$195	$1,459
Short-term investments	6,556	11,653
Accounts receivable, net	51	229
Prepaid expenses and other current assets	610	614

Total current assets	7,412	13,955
Equipment, net	16	26

Total assets	$7,428	$13,981

LIABILITIES AND DIVISION EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$649	$760
Due to Genzyme General	5,033	5,494
Deferred revenue	2,988	4,173

Total liabilities	8,670	10,427
Commitments and contingencies (Note 4)
Division equity (deficit)	(1,242)	3,554

Total liabilities and division equity (deficit)	$7,428	$13,981

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Division net loss	$(4,815)	$(6,031)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation	10	31
Other	15	(150)
Increase (decrease) in cash from working capital changes:
Accounts receivable	178	399
Prepaid expenses and other current assets	4	103
Accrued expenses and deferred revenue	(1,296)	(1,791)
Due to Genzyme General	(461)	(1,194)

Cash flows from operating activities	(6,365)	(8,633)

Cash Flows from Investing Activities:
Purchases of investments	—	(12,659)
Sales and maturities of investments	5,036	11

Cash flows from investing activities	5,036	(12,648)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Molecular Oncology Stock	64	2

Cash flows from financing activities	64	2

Effect of exchange rate changes on cash	1	—

Decrease in cash and cash equivalents	(1,264)	(21,279)
Cash and cash equivalents at beginning of period	1,459	41,135

Cash and cash equivalents at end of period	$195	$19,856

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Business Description

        Genzyme Molecular Oncology is our operating division that is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities.

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Molecular Oncology's combined financial statements included in Exhibit 13.4 to our 2002 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the U.S.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 2002 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, the following table sets forth Genzyme Molecular Oncology's division net loss data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended March 31,
	2003	2002
Division net loss:
As reported	$(4,815)	$(6,031)
Deduct: pro forma stock-based compensation expense, net of tax	(718)	(936)

Pro forma	$(5,533)	$(6,967)

The effects of applying SFAS No. 123 are not likely to be representative of the effects on reported division net income (loss) in future years. Additional awards in future years are anticipated.

  New Accounting Pronouncements

        We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "Basis of Presentation and Significant Accounting Policies—New Accounting Pronouncements," to our consolidated financial statements, which we incorporate by reference into this note.

3.    Net Income (Loss) Per Share

        Note 3., "Net Income (Loss) Per Share," to our consolidated financial statements contains information regarding the calculation of earnings per share for each series of our stock using the two-class method. We present earnings per share data only in our consolidated financial statements because Genzyme Corporation is the issuer of the securities. Our divisions do not and cannot issue securities because they are not companies or legal entities.

4.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of March 31, 2003 which, if adversely decided, would have a material adverse effect on Genzyme Molecular Oncology's results of operations, financial condition or liquidity.

  Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Genzyme Molecular Oncology applied the disclosure provisions of FIN 45 as of December 31, 2002. For more information, we suggest that you read Note 10., "Other Commitments and Contingencies—Guarantees," to our consolidated financial statements. We incorporate that information into this note by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" in Exhibit 99.2 to our 2002 Form 10-K. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

INTRODUCTION

        We are a biotechnology and human healthcare company that develops innovative products and provides services for major unmet medical needs. We have three operating divisions:

  •
  Genzyme General, which develops and markets:

  •
  therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs and other specialty therapeutics;

  •
  renal products, with a focus on products that treat patients suffering from renal diseases, including chronic renal failure;

  •
  diagnostic products, with a focus on in vitro diagnostics; and

  •
  other products and services, such as genetic testing services and pharmaceutical drug materials.

  •
  Genzyme Biosurgery, which develops and markets biotherapeutic and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics, cardiovascular and broader surgical areas; and

  •
  Genzyme Molecular Oncology, which is developing a new generation of cancer products focused on cancer vaccines and angiogenesis inhibitors through the integration of its genomics, gene and cell therapy, small molecule drug discovery and protein therapeutic capabilities.

        We have three series of common stock—Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock," and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks is designed to track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. The chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division are provisions in our charter governing dividends and distributions. The provisions governing dividends provide that our board of directors has discretion to decide if and when to declare dividends, subject to certain limitations. To the extent that the following amount does not exceed the funds that would be legally available for dividends under Massachusetts law, the dividend limit for a stock corresponding to a division is the greater of:

  •
  the amount that would be legally available for dividends under Massachusetts law if the division were a separate corporation; or

  •
  the amount by which the greater of the fair value of the division's allocated net assets, or its allocated paid-in capital plus allocated earnings, exceeds its corresponding stock's par value, preferred stock preferences and debt obligations.

        The provisions in our charter governing dividends and distributions factor the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock. In addition, our income tax allocation policy provides that if, at the end of any fiscal quarter, a division cannot use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Genzyme Biosurgery and Genzyme Molecular Oncology have not yet generated taxable income, and thus have not had the ability to use any projected annual tax benefits. Genzyme General has generated taxable income, providing it with the ability to utilize the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology. Consistent with our policy, we have allocated the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology to Genzyme General without making any compensating payments or allocations to the division that generated the benefit.

        The losses of Genzyme Biosurgery and Genzyme Molecular Oncology may decline in the future. If these losses do decline, and we expect the losses of Genzyme Biosurgery to do so, the tax benefits allocated to Genzyme General will also decline. In addition, if our board of directors decided to change our tax allocation policy, it could reduce the tax benefits allocated to any division that is profitable at the time the change becomes effective, and reduce the earnings allocated to the associated series of tracking stock. Any change in the earnings allocated to a tracking stock also impacts the amount available to pay dividends for that tracking stock. Currently, Genzyme General is our only profitable division.

        Deferred tax assets and liabilities can arise from purchase accounting and relate to a division that does not satisfy the realizability criteria of SFAS No. 109, "Accounting for Income Taxes." Such deferred tax assets and liabilities are allocated to the division to which the acquisition was allocated. As a result, the periodic changes in these deferred tax assets and liabilities do not result in a tax expense or benefit to that division. However, the change in these deferred tax assets and liabilities impacts our consolidated tax provision. Such change is added to division net income for purposes of determining net income allocated to a tracking stock. If our board of directors modified the policy for allocating changes in these deferred tax assets and liabilities, the income attributable to each series of tracking stock could be materially different. As a result of any such changes, the amount available to pay dividends for each of our tracking stocks could also be materially different.

        Within these parameters, and other general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never paid or declared a cash dividend on shares of any of our series of common stock, nor do we anticipate doing so in the foreseeable future. Unless declared, no dividends accrue on our tracking stocks.

        Our charter also requires that distributions be made to holders of Biosurgery Stock or Molecular Oncology Stock if all or substantially all of the assets allocated to that stock's corresponding division are sold to a third party. This mandatory distribution can be in the form of a dividend, a redemption of the division's related tracking stock or an exchange of that tracking stock for Genzyme General Stock, as chosen by our board of directors in its discretion. The distribution, if by dividend or redemption, must equal in value the net after-tax proceeds received from the sale. If our board of directors chooses to make the distribution by issuing Genzyme General Stock in exchange for the selling division's related tracking stock, then the exchange must be effected at a 10% premium to the corresponding tracking stock's average market price calculated over a ten day period beginning on the first business day following the announcement of the sale.

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

        To determine earnings per share, we allocate our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock is defined in our charter as the net income or loss of the corresponding division determined in accordance with accounting principles generally accepted in the U.S. and as adjusted for tax benefits allocated to or from that division in accordance with our management and accounting policies. Our charter also requires that all of our income and expenses be allocated among our divisions in a reasonable and consistent manner. Our board of directors, however, retains considerable discretion in interpreting and changing the methods of allocating earnings to each series of common stock without shareholder approval. As market or competitive conditions warrant, we may create new series of tracking stock, combine existing tracking stock or change our earnings allocation methodology. Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, we provide financial statements and management's discussion and analysis for the corporation as well as for each of our divisions to aid investors in evaluating our performance and the performance of each of our divisions.

        While each tracking stock is designed to reflect a division's performance, each is common stock of Genzyme Corporation and not of a division. Our divisions are not separate companies or legal entities and therefore do not and cannot issue stock. Holders of tracking stock have no specific rights to assets allocated to the corresponding division. We continue to hold title to all of the assets allocated to the corresponding division and are responsible for all of its liabilities, regardless of what we deem for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders are, therefore subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division are subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock would only have the rights of common stockholders in the combined assets of Genzyme.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Our critical accounting policies are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.1 to our 2002 Form 10-K. There have been no changes to these policies and no significant changes to these estimates since December 31, 2002.

A.    RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

GENZYME CORPORATION

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product revenue	$346,489	$266,626	30%
Service revenue	31,498	26,683	18%

Total product and service revenue	377,987	293,309	29%
Research and development revenue	3,872	4,631	(16)%

Total revenues	$381,859	$297,940	28%

Product Revenue

        We derive product revenue from sales by:

  •
  Genzyme General of:

  •
  therapeutic products, including Cerezyme and Fabrazyme enzymes, Thyrogen hormone and WelChol® bile acid binder;

  •
  Renagel phosphate binder;

  •
  diagnostic products; and

  •
  other products.

  •
  Genzyme Biosurgery of:

  •
  orthopaedic products, including Synvisc viscosupplementation product;

  •
  biosurgical specialties products, including Seprafilm® bioresorbable membrane;

  •
  cardiac science product license fees; and

  •
  cardiac devices products, including FocalSeal-L surgical sealant and fluid management (chest drainage) systems.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Genzyme General:
Therapeutics:
Cerezyme enzyme	$167,187	$148,066	13%
Other therapeutic products	30,024	11,445	162%

Total Therapeutics	197,211	159,511	24%
Renal	58,766	29,532	99%
Diagnostic Products	23,196	19,838	17%
Other	9,866	9,582	3%

Total product revenue—Genzyme General	289,039	218,463	32%

Genzyme Biosurgery:
Orthopaedics	26,354	19,998	32%
Biosurgical Specialties	12,104	9,990	21%
Cardiac Science	12	—	N/A
Cardiac Devices	18,980	18,175	4%

Total product revenue—Genzyme Biosurgery	57,450	48,163	19%

Total product revenues	$346,489	$266,626	30%

Genzyme General—Therapeutics

        The increase in our Therapeutics product revenue for the three months ended March 31, 2003, as compared to the same period of 2002, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of:

  •
  sales of Thyrogen hormone, which is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer;

  •
  sales of Fabrazyme enzyme, which is a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease; and

  •
  bulk sales of and royalties earned on sales of WelChol bile acid binder, which is an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The growth in sales of Cerezyme enzyme for the three months ended March 31, 2003, as compared to the same period of 2002, was attributable to our continued identification of new Gaucher disease patients worldwide, particularly in Europe, resulting from a significant investment in our global sales and marketing infrastructure. The growth in European sales of Cerezyme enzyme for the period was positively impacted by the weakened U.S. Dollar against the Euro. During the three months ended March 31, 2003, as compared to the same period of 2002, the U.S. Dollar weakened against the Euro on average by approximately 22%, which positively impacted sales of Cerezyme enzyme by $10.5 million. Sales of Cerezyme enzyme were approximately 48% of our total product revenue for the three months ended March 31, 2003 as compared to 56% for the same period of 2002.

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

        We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. For example, Oxford Glycosciences plc, which we refer to as OGS, is developing Zavesca®, a small molecule drug candidate for the treatment of Type 1 Gaucher disease. Zavesca has been granted orphan drug status in the U.S. for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In July 2002, the FDA issued a "non approvable" letter to OGS in response to its New Drug Application (NDA) for Zavesca; in November 2002, however, the agency agreed to examine additional data in support of that NDA. OGS filed an amendment to its NDA for Zavesca with additional data in March 2003. Also in November 2002, the European Commission approved OGS's Marketing Authorisation Application (MAA) for Zavesca as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. OGS will be required to submit follow-up safety data on the product as a condition of such approval. In January 2003, a licensee of OGS submitted an application for approval of Zavesca with the Israeli Ministry of Health. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefit with few side effects so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme enzyme.

        Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and bulk sales of and royalties earned on sales of WelChol bile acid binder. The increase in other therapeutic products revenue for the three months ended March 31, 2003 as compared to the same period of 2002 is attributable to:

  •
  a 61% increase in sales of Thyrogen hormone to $9.7 million primarily due to increased market penetration, particularly in Europe, where sales increased 126% to $4.1 million;

  •
  a 193% increase in sales of Fabrazyme enzyme in Europe to $11.6 million partially due to our introduction of the product in several new markets in Europe and our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 462% increase in royalties earned on sales of WelChol bile acid binder to $8.1 million for the three months ended March 31, 2003 as compared to the same period of 2002. These increases were the result of sales to our U.S. marketing partner, Sankyo Pharma, Inc., which experienced continued market growth of the product in the U.S. during the first quarter of 2003. In October 2002, Merck/Schering-Plough Pharmaceuticals received marketing approval in Germany and FDA approval in the U.S. for its competitive product, ezetimibe, for use alone and with marketed statins for the treatment of elevated cholesterol levels as a second-line therapy. The introduction of this product in the U.S. may adversely affect the future growth of bulk sales of and royalties earned on sales of our Welchol bile acid binder.

Genzyme General—Renal

        In September 2002, we created the Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of Genzyme General's Therapeutics reporting segment. We have reclassified our 2002 disclosures to conform to our 2003 presentation. We expect sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis;

  •
  our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented with our wholesalers in 2002;

  •
  our ability to optimize dosing and improve patient compliance with dosing of Renagel phosphate binder;

  •
  the availability of reimbursement from third party payors and the extent of coverage;

  •
  our ability to manufacture sufficient quantities of product to meet demand and to do so at a reasonable price;

  •
  the results of additional clinical trials for additional indications and expanded labeling;

  •
  the availability of competing treatments;

  •
  the efficiencies of our sales force; and

  •
  the content and timing of our submissions to and decisions by regulatory authorities.

        Sales of Renagel phosphate binder increased 99% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to increased sales in both the U.S. and Europe. In the first three months of 2003, U.S. sales of Renagel phosphate binder increased 98% to $41.8 million as compared to the same period in 2002, primarily due to:

  •
  continued strong end-user demand for the product;

  •
  reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year; and

  •
  approximately $3 million in sales of bulk sevelamer, the raw material used to formulate Renagel phosphate binder, to Chugai Pharmaceutical Co. Ltd., or Chugai, for which there were no comparable amounts in 2002. Chugai, together with its partner, Kirin Pharmaceutical Co. Ltd., has the right to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries, and Chugai plans to launch commercial sales in Japan in the second quarter of 2003. We will continue supplying bulk sevelamer to Chugai and will receive royalties on net sales of the finished product.

The price increase for Renagel phosphate binder, effective in February 2003, did not have a significant impact on sales of the product for the three months ended March 31, 2003. In Europe, sales of Renagel phosphate binder increased 100% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased 69%; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Renagel phosphate binder by $2.2 million.

        During the three months ended March 31, 2003, we obtained reimbursement approval for the 800 mg tablet formulation of Renagel phosphate binder in France, the last major European market where this form of the product had previously been unavailable. In addition, in March 2003, we began shipping Renagel phosphate binder tablets to the European market from our new Current Good Manufacturing Practices, or cGMP, manufacturing facility in Waterford, Ireland, upon receiving approval from the European Agency for the Evaluation of Medicinal Products, or EMEA, to commence production of Renagel phosphate binder at the plant. We anticipate that the FDA will approve production of Renagel phosphate binder at the plant during 2003. Sales of Renagel phosphate binder were approximately 17% of our total product revenue for the three months ended March 31, 2003 as compared to 11% for the same period of 2002.

Diagnostic Products

        Diagnostic Products product revenue increased 17% for the three months ended March 31, 2003 as compared to the same period of 2002. The increase was primarily attributable to:

  •
  an 11% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $15.9 million; and

  •
  a 32% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $7.3 million.

Other Product Revenue

        Other product revenue increased 3% to $9.9 million for the three months ended March 31, 2003 as compared to the same period of 2002. The increase was primarily attributable to a 4% increase in the combined sales of liquid crystals, lipids, peptides and amino acid derivatives to $7.0 million, offset by a 1% decrease in the sales of hyaluronan-based products to $2.8 million.

Genzyme Biosurgery—Orthopaedics

        Orthopaedics product revenue increased 32% to $26.4 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to an increase in sales of Synvisc viscosupplementation product. Synvisc viscosupplementation product sales increased primarily due to increased utilization of the product within the existing customer base as well as the creation of new accounts. We believe that a potentially significant competitor is currently seeking FDA approval for a viscosupplementation product for possible U.S. launch during the second half of 2003 that could have an adverse affect on future sales of Synvisc viscosupplementation product.

Genzyme Biosurgery—Biosurgical Specialties

        In January 2003, Genzyme Biosurgery reallocated two suture product lines from its Biosurgical Specialties reporting segment to its Cardiac Devices reporting segment, so that all suture product lines are reflected as components of its Cardiac Devices reporting segment. In addition, Genzyme Biosurgery reallocated its cardiovascular Sepra products from its Cardiac Devices reporting segment to its Biosurgical Specialties reporting segment. We have reclassified Genzyme Biosurgery's 2002 disclosures to conform to its 2003 presentation.

        Biosurgical Specialties product revenue increased 21% to $12.1 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a 23% increase in the sales of Sepra products to $10.4 million primarily due to increased market penetration.

Genzyme Biosurgery—Cardiac Devices

        In January 2003, as a result of a change in how Genzyme Biosurgery reviews its business, the activities of its former Cardiothoracic reporting segment were reallocated into two separate reporting segments called Cardiac Science and Cardiac Devices. Genzyme Biosurgery has reclassified its 2002 disclosures to conform to the 2003 presentation.

        Cardiac Devices product revenue increased 4% to $19.0 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to an 8% increase in the sales of instruments for minimally-invasive and off-pump cardiac surgery to $3.3 million as a result of increased market penetration. Additionally, there was a 21% increase in the combined sales of surgical closures for cardiac surgery and surgical closures sold to original equipment manufacturers to $6.3 million for the three months ended March 31, 2003, as compared to the same period of 2002.

Service Revenue

        We derive service revenues from four principal sources:

  •
  genetic testing services performed by Genzyme General, which is included in its Other reporting segment;

  •
  Genzyme Biosurgery's Carticel chondrocytes for the treatment of cartilage damage, which are included in its Orthopaedics reporting segment, and Epicel skin grafts, which are included in its Biosurgical Specialties reporting segment; and

  •
  Genzyme Molecular Oncology's agreement with a pharmaceutical company around an improvement to the SAGE™ technology.

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Genzyme General—Other	$24,455	$21,175	15%

Genzyme Biosurgery:
Orthopaedics	6,067	4,177	45%
Biosurgical Specialties	973	1,031	(6)%
Cardiac Science	3	—	N/A

Total service revenue—Genzyme Biosurgery	7,043	5,208	35%

Genzyme Molecular Oncology	—	300	(100)%

Total service revenues	$31,498	$26,683	18%

        The 15% increase in Genzyme General's other service revenue for the three months ended March 31, 2003, as compared to the same period of 2002, is primarily attributable to:

  •
  increased sales of molecular genetics (DNA) testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market;

  •
  increased sales of cancer testing services; and

  •
  continued growth in the prenatal screening market.

        Genzyme Biosurgery's Orthopaedics service revenue increased 45% to $6.1 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a change in the classification of $1.5 million of reimbursed expenses from partners as service revenue.

        The 6% decrease in Genzyme Biosurgery's Biosurgical Specialties service revenue to $1.0 million for the three months ended March 31, 2003 as compared to same period of 2002 is attributable to decreased sales of Epicel skin grafts, which are used to treat victims of severe burns. Sales of Epicel skin grafts are variable based upon a number of unpredictable factors, including the number of severe burn patients and their survival rate prior to treatment with Epicel skin grafts.

        Genzyme Molecular Oncology's service revenue for the three months ended March 31, 2002 consists of revenues from the provision of services related to the SAGE genomics technology for which there are no comparable amounts in the same period of 2003. Genzyme Molecular Oncology provides these services sporadically as customers request them. The focus of its SAGE business remains directed to granting licenses to the technology.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the U.S. Most of these revenues were attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
International product and service revenue	$159,420	$120,221	33%
% of total product and service revenue	42%	41%

        International sales of Cerezyme enzyme increased 22% to $94.9 million for the three months ended March 31, 2003, as compared to $77.8 million in the same period of 2002, primarily due to:

  •
  a 7% increase in international unit sales of Cerezyme enzyme; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme enzyme by $10.5 million.

        International sales of Renagel phosphate binder increased 103% to $16.9 million for the three months ended March 31, 2003, as compared to $8.4 million for the same period of 2002, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  the introduction of Renagel phosphate binder into several new international markets in 2002;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased 69%; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Renagel phosphate binder by $2.2 million.

        International sales of Fabrazyme enzyme increased 198% to $11.8 million for the three months ended March 31, 2003, as compared to $4.0 million for the same period of 2002, primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002;

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Fabrazyme enzyme by $1.8 million.

        International product and service revenue as a percent of total product and service revenue increased for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to the overall increase in international product and service sales and a $15.1 million positive impact on sales resulting from a 22% increase in the average exchange rate of the Euro.

Research and Development Revenue

        We derive research and development revenue primarily from:

  •
  research and development services performed by Genzyme General under collaboration agreements allocated to Genzyme General;

  •
  research and development services Genzyme General performs on behalf of GTC;

  •
  research and development services performed by Genzyme Biosurgery under collaboration agreements allocated to Genzyme Biosurgery; and

  •
  license fees and funded research related to Genzyme Molecular Oncology's programs.

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Genzyme General:
Therapeutics	$—	$1,796	(100)%
Other	43	31	39%
Eliminations/Adjustments	508	682	(26)%

Total research and development revenue—Genzyme General	551	2,509	(78)%

Genzyme Biosurgery:
Orthopaedics	430	—	N/A
Biosurgical Specialties	686	—	N/A
Cardiac Science	17	—	N/A

Total research and development revenue—Genzyme Biosurgery	1,133	—	N/A

Genzyme Molecular Oncology	2,188	2,122	3%

Total research and development revenues	$3,872	$4,631	(16)%

        Research and development revenue allocated to Genzyme General is related primarily to research and development activities performed under collaboration agreements. Eliminations/Adjustments includes research and development efforts Genzyme General conducted on behalf of GTC and amounts related to Genzyme General's research and development activities that we do not specifically allocate to a particular segment of Genzyme General.

        Research and development revenue for Genzyme Biosurgery's Orthopaedics reporting segment is primarily due to reimbursements received from a partner for development projects associated with Synvisc supplementation product. Research and development revenue for Genzyme Biosurgery's

Biosurgical Specialties reporting segment is primarily due to a milestone payment received for Hylaform® biomaterial product.

        Research and development revenue allocated to Genzyme Molecular Oncology is derived from the following sources:

  •
  technology access fees received from Purdue Pharma, L.P. and Kirin Brewery Company, Ltd., which are recognized over the course of the associated research programs; and

  •
  research performed by Genzyme Molecular Oncology on behalf of Purdue and Kirin.

        The slight increase in research and development revenue allocated to Genzyme Molecular Oncology for the three months ended March 31, 2003, as compared to the same period of 2002, is primarily due to a planned increase in the amount of research performed on behalf of Purdue.

MARGINS

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product margin:
Genzyme General	$219,463	$170,864	28%
% of total product revenue	63%	64%
Genzyme Biosurgery	$32,192	$23,608	36%
% of total product revenue	9%	9%
Total product margin	$251,655	$194,472	29%
% of total product revenue	73%	73%
Service margin:
Genzyme General	$10,991	$9,309	18%
% of total service revenue	35%	35%
Genzyme Biosurgery	$3,529	$2,175	62%
% of total service revenue	11%	8%
Genzyme Molecular Oncology	$—	$181	(100)%
% of total service revenue	—	1%
Total service margin	$14,520	$11,665	24%
% of total service revenue	46%	44%
Total product and service gross margin	$266,175	$206,137	29%
% of total product and service revenue	70%	70%

Product Margin

  Genzyme General

        Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, typically result in higher margins than diagnostic products.

        The 28% increase in Genzyme General's overall product margin for the three months ended March 31, 2003, as compared to same period of 2002, was primarily attributable to a 32% increase in product revenue. The increase in product margin was primarily attributable to an increase in sales of Therapeutics products, in addition to increased sales of Renal and Diagnostic Products for the three months ended March 31, 2003, as compared to same period of 2002.

        Product margin for Genzyme General's Therapeutics reporting segment increased 20% for the three months ended March 31, 2003, as compared to the same period of 2002. This was due to a 24% increase in sales of Therapeutics products primarily attributable to increased sales of Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme for the three months ended March 31, 2003, as compared to the same period of 2002. The increase in product margin was offset, in part, by the write off of $2.3 million of Cerezyme enzyme finished goods due to production issues, for which there is no similar write off in the same period of 2002.

        Product margin for Genzyme General's Renal reporting segment increased 94% for the three months ended March 31, 2003, as compared to the same period of 2002. This was primarily due to an increase in sales of Renagel phosphate binder for the three months ended March 31, 2003, as compared to the same period in 2002, offset by an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. In addition, product margin for the Renal reporting segment is impacted by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners.

        Product margin for Genzyme General's Diagnostic Products increased 103% for the three months ended March 31, 2003, as compared to the same period of 2002. This was primarily due to a 17% increase in sales of Diagnostic Products for the three months ended March 31, 2003, as compared to the same period of 2002, and a 13% decrease in the cost of products sold for the three months ended March 31, 2003, as compared to the same period of 2002. The decrease in the cost of products sold is partially attributable to a charge of $2.9 million recorded in the three months ended March 31, 2002, for the closure of a Diagnostic Products manufacturing facility in San Carlos, California for which there is no comparable amount in the three months ended March 31, 2003.

        We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of Diagnostic Products continue to increase.

  Genzyme Biosurgery

        Genzyme Biosurgery sells or provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins may vary significantly depending on the market conditions of each product or service.

        The 36% increase in product margin for the three months ended March 31, 2003 as compared to the same period of 2002 was primarily attributable to a $9.3 million increase in product revenue. The increase in product revenue was primarily due to an increase in sales of Synvisc viscosupplementation product due to increased utilization of the product within the existing customer base as well as the creation of new accounts, and an increase in sales of Sepra products due to increased market penetration.

Service Margin

  Genzyme General

        The 18% increase in Genzyme General's service margin for the three months ended March 31, 2003, as compared to the same period of 2002, was primarily due to:

  •
  increased sales of molecular genetics (DNA) testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market;

  •
  increased sales of cancer testing services; and

  •
  continued growth in the prenatal screening market.

Service margin as a percentage of service revenue was consistent for the three month period ending March 31, 2003, as compared to the same period of 2002. This was primarily attributable to a 15% increase in service revenue for the three months ended March 31, 2003, which was partially offset by a 13% increase in the cost of services sold for the same period.

  Genzyme Biosurgery

        Service margin for services allocated to Genzyme Biosurgery increased 62% for the three months ended March 31, 2003, as compared to the same period of 2002, and service margin as a percentage of service revenue increased primarily due to a 45% increase in sales of Orthopaedics services. This increase is a result of the classification of $1.5 million of reimbursed expenses from partners as service revenue.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $11.3 million, or 11%, to $114.2 million for the three months ended March 31, 2003, as compared to same period a year ago, primarily due to:

  •
  a $4.8 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $5.4 million increase in selling, general and administrative costs for Therapeutics products, of which $3.6 million is attributable to an increase in expenditures related to our increased market penetration for Fabrazyme enzyme in Europe; and a net increase of $1.8 million attributable to other therapeutic initiatives;

  •
  the creation of a sales force and an increase in Genzyme Biosurgery's sales operations in France in 2003 as we began to sell Synvisc viscosupplementation product directly to customers rather than through a distributor effective January 1, 2003; and

  •
  the classification of $1.5 million of reimbursed expenses from partners as service revenues.

        The increases in selling, general and administrative expenses for the three months ended March 31, 2003, as compared to the same period of 2002, were offset by a net decrease of approximately $1.3 million attributable to administrative activities that we do not specifically allocate to a particular segment of Genzyme General and an overall decrease in expenses relating to Genzyme Biosurgery's Cardiac Devices business primarily due to increased operating efficiencies and reductions in staffing in 2002.

Research and Development Expenses

        Research and development expenses decreased $6.5 million, or 8%, to $75.6 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a $9.9 million decrease in spending for Therapeutics research and development programs. This decrease was offset by:

  •
  a $1.3 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder;

  •
  a $1.3 million increase in spending on Genzyme Biosurgery's Orthopaedics business product development programs, particularly other indications for Synvisc viscosupplementation product; and

  •
  a $1.1 million increase in the Cardiac Science business product development programs, particularly cardiac cell therapy as a result of clinical trials initiated during the three months ended March 31, 2003.

        The $9.9 million decrease in spending for Therapeutics research and development programs resulted from $10.8 million of additional charges that were included in research and development expenses for the three months ended March 31, 2002, for which there were no comparable amounts during the same period of 2003. The $10.8 million consisted of:

  •
  $8.8 million to reflect bulk product purchases and contract cancellation charges resulting from cancelling our manufacturing contract for the clinical development of the CHO therapy licensed from Synpac; and

  •
  $2.0 million attributable to reductions in staffing at Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        There was no significant change in amortization of intangibles expense for the three months ended March 31, 2003, as compared to the same period in 2002.

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. Genzyme General recorded this amount as a charge to expense in its combined statements of operations for the year ended December 31, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of March 31, 2003, we estimate that it will take approximately six to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which Genzyme General recorded as a charge to expense in its combined statements of operations for the year ended December 31, 2000. As of

March 31, 2003, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products for their respective indications:

Program	Program Description or Indication		Development Status at March 31, 2003	Value at Acquisition Date	Estimated Cost to Complete at March 31, 2003	Year of Expected Product Launch
				(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphosphatemia	•	Clinical studies scheduled for completion in 2004 and 2005	$19.7	$10.2	2005
Tolevamer toxin binder	C. difficile associated diarrhea	•	Phase 2 trial expected to be completed in 2003	37.4	48.0	2007
GT56-252 oral iron chelator	Iron overload disease	•	Phase 1 trial ongoing	15.7	34.7	2007
GT316-235 fat absorption inhibitor	Anti-obesity	•	Expected to file an IND in 2004	17.8	59.3	2010
Polymer	Oral mucositis	•	Expected to file an IND in 2004	17.8	37.7	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$189.9

        Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give you assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

  Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statements of operations for the year ended December 31, 2000. As of March 31, 2003, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at March 31, 2003	Value at Acquisition Date	Estimated Cost to Complete at March 31, 2003	Year of Expected Product Launch
				(in millions)
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function	• • • •	Received conditional FDA approval for hip indication clinical trial in U.S. Preclinical activities in U.S. and clinical trial in Europe for knee indications Preclinical for other joints Product launched for hip indication in Europe in September 2002	$33.8	$22.3	2002 to 2008
Visco-augmentation and Visco-separation	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery	• • •
Preclinical—gynecological and pelvic indications
Clinical trials—pivotal safety and efficacy study on-going in U.S. for Hylaform biomaterials
			Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3 N/A	4.2 N/A	2003 to 2006 N/A

				$82.1	$26.5

        Except for our viscosupplementation product for the hip launched in Europe in 2002, substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(4,194)	$(4,094)	2%
Gain on investments in equity securities	—	166	(100)%
Other	750	(864)	187%
Investment income	11,614	13,437	(14)%
Interest expense	(6,490)	(6,806)	(5)%

Total other income	$1,680	$1,839	(9)%

Equity in Net Loss of Unconsolidated Affiliates

        We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

Joint Venture	Partner	Effective Date	Product/Indication
BioMarin/ Genzyme LLC	BioMarin Pharmaceutical Inc.	September 1998	Aldurazyme enzyme for the treatment of mucopolysaccharidosis-I
Diacrin/Genzyme LLC (1)	Diacrin, Inc.	October 1996	Products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases

(1)
The joint venture is no longer actively developing these products.

        The following table presents our equity in net loss of unconsolidated affiliates by entity for the periods presented:

	Three Months Ended March 31,
Joint Venture/Unconsolidated Affiliate			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
BioMarin/Genzyme LLC	$(4,051)	$(2,842)	43%
Diacrin/Genzyme LLC	(143)	(150)	(5)%
GTC	—	(1,102)	(100)%

Total	$(4,194)	$(4,094)	2%

        We record in equity in net loss of unconsolidated affiliates our portion of the results of our joint ventures with BioMarin and Diacrin and, through May 2002, our portion of the losses of GTC.

        Our equity in net loss of unconsolidated affiliates increased 2% to $4.2 million for the three months ended March 31, 2003, as compared to the same period of 2002. The increase was attributable to:

  •
  a $1.2 million increase in net losses from our joint venture with BioMarin, our partner for the development of Aldurazyme enzyme, primarily due to increased costs associated with the planned shift of efforts towards the manufacture and commercialization of Aldurazyme enzyme. We received U.S. marketing approval from the FDA for Aldurazyme enzyme on April 30, 2003. We expect European Commission action on the marketing application for Aldurazyme enzyme by the end of the second quarter of 2003 following the issuance of a positive opinion by the

    Committee for Proprietary Medicinal Products, or CPMP, of the EMEA in February 2003. The opinion, while not binding upon the European Commission, is the final step before formal approval to market Aldurazyme enzyme in the fifteen countries of the European Union can be granted; and

  •
  a $1.1 million decrease in net losses in our equity position in GTC.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of March 31, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General for the three months ended March 31, 2002 includes charges of $1.1 million representing our portion of the losses of GTC.

        In January 2002, we formed Peptimmune as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets allocated to Genzyme General to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of the outstanding stock of Peptimmune. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to the issuance by Peptimmune of shares of its Series B voting preferred stock, which was recorded as an increase to our investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in stockholders' equity in our consolidated balance sheet as of March 31, 2003. Although our ownership interest in Peptimmune has declined below 20%, certain factors exist that cause us to continue to have significant influence over Peptimmune. The chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have several service agreements with Peptimmune. Accordingly, in March 2003, we began accounting for our investment in Peptimmune under the equity method of accounting.

Gain on Investments in Equity Securities

        We did not record any significant realized gains or losses related to our investments in equity securities for the three months ended March 31, 2003 and 2002.

        Because we are within the first 12 months of the 24-month lock-up provision described above, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, we carry our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at March 31, 2003, our remaining investment would have an unrealized gain of $1.7 million. Effective April 4, 2003, we will begin the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold will qualify as marketable securities under SFAS No. 115 and be carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        At March 31, 2003, our stockholders' equity includes $6.3 million of unrealized gains and $8.0 million of unrealized losses related to our other investments in equity securities, all of which are allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary. We will record impairment charges related to the investments for which we have recorded unrealized losses at March 31, 2003 if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

Other

        We periodically enter foreign currency forward contracts, all of which have durations of less than three months. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of March 31, 2003 is $50.6 million. At both March 31, 2003 and 2002, these contracts had a fair value of $0.2 million, representing an unrealized loss.

        For the three months ended March 31, 2003, we also recorded in other in our consolidated statements of operations and the combined statements of operations of Genzyme General an unrealized gain of $0.1 million to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2003 to March 31, 2003, as compared to an unrealized loss of $(1.2) million for the same period of 2002.

Investment Income

        Our investment income decreased 14% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a decrease in interest rates despite higher average cash balances.

Interest Expense

        Our interest expense decreased 5% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a slight decline in debt balances outstanding resulting from the repayment, in 2002, of notes payable, aggregating $7.0 million, assumed in connection with our acquisitions of Novazyme in September 2001 and GelTex in December 2000.

Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(18,998)	$(3,138)	505%
Effective tax rate	30%	32%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

The decrease in our effective tax rate for the three months ended March 31, 2003, as compared to the same period of 2002 is primarily due to increased benefits from orphan drug credits.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL

        On January 1, 2002, we adopted SFAS No. 142, which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 requires a transitional impairment test to compare the fair value of a reporting unit with the carrying amount of the goodwill.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic devices reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic devices reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, upon adoption of SFAS No. 142, Genzyme Biosurgery tested the goodwill of the cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. Genzyme Biosurgery recorded an impairment charge of $98.3 million, which was reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

GENZYME GENERAL
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme General's financial statements. When reviewing this discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" in Exhibit 99.2 to our 2002 Form 10-K. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        The critical accounting policies and significant estimates for Genzyme General are set forth under the heading "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.2 to our 2002 Form 10-K. There have been no changes to these policies and no significant changes to these estimates since December 31, 2002.

REVENUES

        The components of Genzyme General's total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product revenue	$289,039	$218,463	32%
Service revenue	24,455	21,175	15%

Total product and service revenue	313,494	239,638	31%
Research and development revenue	551	2,509	(78)%

Total revenues	$314,045	$242,147	30%

Product and Service Revenue

        The following table sets forth Genzyme General's product and service revenues on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product revenue:
Therapeutics:
Cerezyme enzyme	$167,187	$148,066	13%
Other therapeutic products	30,024	11,445	162%

Total Therapeutics	197,211	159,511	24%
Renal	58,766	29,532	99%
Diagnostic Products	23,196	19,838	17%
Other	9,866	9,582	3%

Total product revenue	289,039	218,463	32%
Service revenue:
Other	24,455	21,175	15%

Total product and service revenue	$313,494	$239,638	31%

Therapeutics

        Genzyme General's increase in Therapeutics product revenue for the three months ended March 31, 2003, as compared to the same period of 2002, was primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of:

  •
  sales of Thyrogen hormone, which is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer;

  •
  sales of Fabrazyme enzyme, which is a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease; and

  •
  bulk sales of and royalties earned on sales of WelChol bile acid binder, which is an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The growth in sales of Cerezyme enzyme for the three months ended March 31, 2003, as compared to the same period of 2002, was attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide, particularly in Europe, resulting from a significant investment in our global sales and marketing infrastructure. The growth in European sales of Cerezyme enzyme for the period was positively impacted by the weakened U.S. Dollar against the Euro. During the three months ended March 31, 2003, as compared to the same period of 2002, the U.S. Dollar weakened against the Euro on average by approximately 22%, which positively impacted sales of Cerezyme enzyme by $10.5 million. Sales of Cerezyme enzyme were approximately 58% of Genzyme General's total product revenue for the three months ended March 31, 2003, as compared to 68% for the same period of 2002.

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

        Genzyme General is aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. For example, OGS is developing Zavesca, a small molecule drug candidate for the treatment of Type 1 Gaucher disease. Zavesca has been granted orphan drug status in the U.S. for treatment of Type 1 Gaucher and Fabry diseases, and has been designated as an orphan medicinal product in the European Union for the treatment of Type 1 Gaucher disease. In July 2002, the FDA issued a "non approvable" letter to OGS in response to its NDA for Zavesca; in November 2002, however, the agency agreed to examine additional data in support of that NDA. OGS filed an amendment to its NDA for Zavesca with additional data in March 2003. Also in November 2002, the European Commission approved OGS's MAA for Zavesca as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. OGS will be required to submit follow-up safety data on the product as a condition of such approval. In January 2003, a licensee of OGS submitted an application for approval of Zavesca with the Israeli Ministry of Health. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefit with few side effects so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme enzyme.

        Other therapeutic products revenue consists primarily of sales of Thyrogen hormone, Fabrazyme enzyme and bulk sales of and royalties earned on sales of WelChol bile acid binder. The increase in other therapeutic products revenue for the three months ended March 31, 2003, as compared to the same period of 2002, is attributable to:

  •
  a 61% increase in sales of Thyrogen hormone to $9.7 million primarily due to increased market penetration, particularly in Europe, where sales increased 126% to $4.1 million;

  •
  a 193% increase in sales of Fabrazyme enzyme in Europe to $11.6 million partially due to Genzyme General's introduction of the product in several new markets in Europe and its continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 462% increase in royalties earned on sales of WelChol bile acid binder to $8.1 million for the three months ended March 31, 2003 as compared to the same period of 2002. These increases were the result of sales to our U.S. marketing partner, Sankyo Pharma, Inc., which experienced continued market growth of the product in the U.S. during the first quarter of 2003. In October 2002, Merck/Schering-Plough Pharmaceuticals received marketing approval in Germany and FDA approval in the U.S. for its competitive product, ezetimibe, for use alone and with marketed statins for the treatment of elevated cholesterol levels as a second-line therapy. The introduction of this product in the U.S. may adversely affect the future growth of bulk sales of and royalties earned on sales of our Welchol bile acid binder.

Renal

        In September 2002, we created the Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of

Genzyme General's Therapeutics reporting segment. We have reclassified Genzyme General's 2002 disclosures to conform to its 2003 presentation. Genzyme General expects sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. The increase in sales of Renagel phosphate binder will be dependent on several factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder as the preferred treatment for elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis;

  •
  our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented with our wholesalers in 2002;

  •
  our ability to optimize dosing and improve patient compliance with dosing of Renagel phosphate binder;

  •
  the availability of reimbursement from third party payors and the extent of coverage;

  •
  our ability to manufacture sufficient quantities of product to meet demand and to do so at a reasonable price;

  •
  the results of additional clinical trials for additional indications and expanded labeling;

  •
  the availability of competing treatments;

  •
  the efficiencies of our sales force; and

  •
  the content and timing of our submissions to and decisions by regulatory authorities.

        Sales of Renagel phosphate binder increased 99% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to increased sales in both the U.S. and Europe. In the first three months of 2003, U.S. sales of Renagel phosphate binder increased 98% to $41.8 million as compared to the same period in 2002, primarily due to:

  •
  continued strong end-user demand for the product;

  •
  reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year; and

  •
  approximately $3 million in sales of bulk sevelamer, the raw material used to formulate Renagel phosphate binder, to Chugai for which there were no comparable amounts in 2002. Chugai, together with its partner, Kirin Pharmaceutical Co. Ltd., has the right to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries, and Chugai plans to launch commercial sales in Japan in the second quarter of 2003. We will continue supplying bulk sevelamer to Chugai and will receive royalties on net sales of the finished product.

The price increase for Renagel phosphate binder, effective in February 2003, did not have a significant impact on sales of the product for the three months ended March 31, 2003. In Europe, sales of Renagel phosphate binder increased 100% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased 69%; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Renagel phosphate binder by $2.2 million.

        During the three months ended March 31, 2003, we obtained reimbursement approval for the 800 mg tablet formulation of Renagel phosphate binder in France, the last major European market where this form of the product had previously been unavailable. In addition, in March 2003, we began shipping Renagel phosphate binder tablets to the European market from our new cGMP manufacturing facility in Waterford, Ireland, upon receiving approval from the EMEA to commence production of Renagel phosphate binder at the plant. We anticipate that the FDA will approve production of Renagel phosphate binder at the plant during 2003. Sales of Renagel phosphate binder were approximately 20% of Genzyme General's total product revenue for the three months ended March 31, 2003 as compared to 14% for the same period of 2002.

Diagnostic Products

        Diagnostic Products product revenue increased 17% for the three months ended March 31, 2003 as compared to the same period of 2002. The increase was primarily attributable to:

  •
  an 11% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne's biotechnology group to $15.9 million; and

  •
  a 32% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $7.3 million.

Other Product and Service Revenue

        Other product revenue increased 3% to $9.9 million for the three months ended March 31, 2003 as compared to the same period of 2002. The increase was primarily attributable to a 4% increase in the combined sales of liquid crystals, lipids, peptides and amino acid derivatives to $7.0 million, offset by a 1% decrease in the sales of hyaluronan-based products to $2.8 million.

        Service revenue increased 15% for the three months ended March 31, 2003 as compared to the same period of 2002. The increase was primarily attributable to:

  •
  increased sales of molecular genetics (DNA) testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market;

  •
  increased sales of cancer testing services; and

  •
  continued growth in the prenatal screening market.

International Product and Service Revenue

        A substantial portion of Genzyme General's revenue was generated outside of the U.S. Most of these revenues were attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
International product and service revenue.	$140,609	$103,514	36%
% of total product and service revenue	45%	43%

        International sales of Cerezyme enzyme increased 22% to $94.9 million for the three months ended March 31, 2003, as compared to $77.8 million in the same period of 2002, primarily due to:

  •
  a 7% increase in international unit sales of Cerezyme enzyme; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme enzyme by $10.5 million.

        International sales of Renagel phosphate binder increased 103% to $16.9 million for the three months ended March 31, 2003, as compared to $8.4 million for the same period of 2002, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  the introduction of Renagel phosphate binder into several new international markets in 2002;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased 69%; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Renagel phosphate binder by $2.2 million.

        International sales of Fabrazyme enzyme increased 198% to $11.8 million for the three months ended March 31, 2003, as compared to $4.0 million for the same period of 2002, primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002;

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 22% increase in the average exchange rate of the Euro, which positively impacted sales of Fabrazyme enzyme by $1.8 million.

        International product and service revenue as a percent of total product and service revenue increased for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to the overall increase in international product and service sales and a $15.1 million positive impact on sales resulting from a 22% increase in the average exchange rate of the Euro.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Therapeutics	$—	$1,796	(100)%
Other	43	31	39%
Eliminations/Adjustments	508	682	(26)%

Total research and development revenues	$551	$2,509	(78)%

        Research and development revenue allocated to Genzyme General is related primarily to research and development activities performed under collaboration agreements. Eliminations/Adjustments includes research and development efforts Genzyme General conducted on behalf of GTC and amounts related to Genzyme General's research and development activities that we do not specifically allocate to a particular segment of Genzyme General.

MARGINS

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product margin	$219,463	$170,864	28%
% of product revenue	76%	78%
Service margin	10,991	9,309	18%
% of service revenue	45%	44%
Total gross margin	$230,454	$180,173	28%
% of total product and service revenue	74%	75%

        Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than diagnostic products.

Product Margin

        The 28% increase in Genzyme General's overall product margin for the three months ended March 31, 2003, as compared to same period of 2002, was primarily attributable to a 32% increase in product revenue. The increase in product margin was primarily attributable to an increase in sales of Therapeutics products, in addition to increased sales of Renal and Diagnostic Products for the three months ended March 31, 2003, as compared to same period of 2002.

        Product margin for the Therapeutics reporting segment increased 20% for the three months ended March 31, 2003, as compared to the same period of 2002. This was due to a 24% increase in sales of Therapeutics products primarily attributable to increased sales of Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme for the three months ended March 31, 2003, as compared to the same period of 2002. The increase in product margin for the three months ended March 31, 2003 was offset, in part, by the write off of $2.3 million of Cerezyme enzyme finished goods due to production issues, for which there is no similar write off in the same period of 2002.

        Product margin for the Renal reporting segment increased 94% for the three months ended March 31, 2003 as compared to the same period of 2002. This was primarily due to an increase in sales of Renagel phosphate binder for the three months ended March 31, 2003, as compared to the same period in 2002, offset by an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. In addition, product margin for the Renal reporting segment is impacted by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners.

        Product margin for Diagnostic Products increased 103% for the three months ended March 31, 2003, as compared to the same period of 2002. This was primarily due to a 17% increase in sales of Diagnostic Products for the three months ended March 31, 2003, as compared to the same period of 2002, and a 13% decrease in the cost of products sold for the three months ended March 31, 2003, as compared to the same period of 2002. The decrease in the cost of products sold is partially attributable to a charge of $2.9 million recorded in the three months ended March 31, 2002, for the closure of a Diagnostic Products manufacturing facility in San Carlos, California for which there is no comparable amount in the three months ended March 31, 2003.

        We expect that in the future Genzyme General's product margin as a percentage of product revenue will trend slightly lower, primarily due to lower margins normally attributable to Renagel phosphate binder and a product mix shift as sales of Diagnostic Products continue to increase.

Service Margin

        The 18% increase in service margin for the three month period ended March 31, 2003, as compared to the same period of 2002, was primarily due to:

  •
  increased sales of molecular genetics (DNA) testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market;

  •
  increased sales of cancer testing services; and

  •
  continued growth in the prenatal screening market.

Service margin as a percentage of service revenue increased slightly for the three month period ending March 31, 2003 as compared to the same period of 2002. This was primarily attributable to a 15% increase in service revenue for the three months ended March 31, 2003, which was partially offset by a 13% increase in the cost of services sold for the same period.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $8.9 million or 12% to $85.2 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $4.8 million increase in selling and marketing costs for Renagel phosphate binder; and

  •
  a $5.4 million increase in selling, general and administrative costs for Therapeutics products, of which $3.6 million is attributable to an increase in expenditures related to our increased market penetration for Fabrazyme enzyme in Europe and a net increase of $1.8 million which is attributable to other Therapeutics initiatives.

        The increases in selling, general and administrative expenses for the three months ended March 31, 2003, as compared to the same period of 2002, were offset by a net decrease of approximately $1.3 million attributable to administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

Research and Development Expenses

        Research and development expenses decreased $7.5 million or 12% to $56.3 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a $9.9 million decrease in spending for Therapeutics research and development programs offset by a $1.3 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder.

        The $9.9 million decrease in spending for Therapeutics research and development programs resulted from $10.8 million of additional charges that were included in research and development expenses for the three months ended March 31, 2002, for which there were no comparable amounts during the same period of 2003. The $10.8 million consisted of:

  •
  $8.8 million to reflect bulk product purchases and contract cancellation charges resulting from cancelling our manufacturing contract for the clinical development of the CHO therapy licensed from Synpac; and

  •
  $2.0 million attributable to reductions in staffing at Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        Amortization of intangibles expense remained constant at $9.7 million for the three months ended March 31, 2003, as compared to the same period of 2002.

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. Genzyme General recorded this amount as a charge to expense in its combined statements of operations for the year ended December 31, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of March 31, 2002, we estimate that it will take approximately six to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which Genzyme General recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of March 31, 2003, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when management believes Genzyme General may realize revenues from the sales of these products for their respective indications:

Program	Program Description or Indication		Development Status at March 31, 2003	Value at Acquisition Date	Estimated Cost to Complete at March 31, 2003	Year of Expected Product Launch
				(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	•	Clinical studies scheduled for completion in 2004 and 2005	$19.7	$10.2	2005
Tolevamer toxin binder	C. difficile associated diarrhea	•	Phase 2 trial expected to be completed in 2003	37.4	48.0	2007
GT56-252 oral iron chelator	Iron overload disease	•	Phase 1/2 trial ongoing	15.7	34.7	2007
GT316-235 fat absorption inhibitor	Anti-obesity	•	Expected to file an IND in 2004	17.8	59.3	2010
Polymer	Oral mucositis	•	Expected to file an IND in 2004	17.8	37.7	2008
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$189.9

        Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give you assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(4,194)	$(4,094)	2%
Gain on investments in equity securities	—	166	(100)%
Other	780	(897)	(187)%
Investment income	11,281	12,952	(13)%
Interest expense	(4,277)	(4,541)	(6)%

Total other income (expenses)	$3,590	$3,586	0%

Equity in Net Loss of Unconsolidated Affiliates

        The following table presents our equity in net loss of unconsolidated affiliates by entity for the periods presented:

	Three Months Ended March 31,
Joint Venture/Unconsolidated Affiliate			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
BioMarin/Genzyme LLC	$(4,051)	$(2,842)	43%
Diacrin/Genzyme LLC	(143)	(150)	(5)%
GTC	—	(1,102)	(100)%

Total	$(4,194)	$(4,094)	2%

        Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin and Diacrin and, through May 2002, our portion of the losses of GTC.

        Genzyme General's equity in net loss of unconsolidated affiliates increased 2% to $4.2 million for the three months ended March 31, 2003 as compared to the same period of 2002. The increase was attributable to:

  •
  a $1.2 million increase in net losses from our joint venture with BioMarin, our partner for the development of Aldurazyme enzyme, primarily due to increased costs associated with the planned shift of efforts towards the manufacture and commercialization of Aldurazyme enzyme. We received U.S. marketing approval from the FDA for Aldurazyme enzyme on April 30, 2003. We expect European Commission action on the marketing application for Aldurazyme enzyme by the end of the second quarter of 2003 following the issuance of a positive opinion by the CPMP of the EMEA in February 2003. The opinion, while not binding upon the European Commission, is the final step before formal approval to market Aldurazyme enzyme in the fifteen countries of the European Union can be granted; and

  •
  a $1.1 million decrease in net losses in our equity position in GTC.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 18% of the shares of GTC common stock outstanding as of March 31, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General for the three months ended March 31, 2002 includes charges of $1.1 million representing our portion of the losses of GTC.

        In January 2002, we formed Peptimmune as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets allocated to Genzyme General to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General, which consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of the outstanding stock of Peptimmune. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to the issuance by Peptimmune of shares of its Series B voting preferred stock, which was recorded as an increase to Genzyme General's investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in division equity in Genzyme General's combined balance sheet as of March 31, 2003. Although our ownership interest in Peptimmune has declined below 20%, certain factors exist that cause us to continue to have significant influence over Peptimmune. The chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have several service agreements with Peptimmune. Accordingly, in March 2003, Genzyme General began accounting for our investment in Peptimmune under the equity method of accounting.

Gain on Investment in Equity Securities

        Genzyme General did not record any significant realized gains or losses related to its investments in equity securities for the three months ended March 31, 2003 and 2002.

        Because we are within the first 12 months of the 24-month lock-up provision described above, the remaining 4.9 million shares of GTC common stock held by us do not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, we carry the investment on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Based on the market price of GTC common stock at March 31, 2003, our remaining investment would have an unrealized gain of $1.7 million. Effective April 4, 2003, we will begin the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold will qualify as marketable securities under SFAS No. 115 and be carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        At March 31, 2003, Genzyme General's division equity includes $6.3 million of unrealized gains and $8.0 million of unrealized losses related to our other investments in equity securities, all of which are allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary. Genzyme General will record impairment charges related to the investments for which it has recorded unrealized losses at March 31, 2003 if the stocks do not recover within the next three to six months, all of which will be allocated to Genzyme General.

Other

        Genzyme General periodically enters foreign currency forward contracts, all of which have durations of less than three months. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of March 31, 2003 is $50.6 million. At both March 31, 2003 and 2002, these contracts had a fair value of $0.2 million, representing an unrealized loss.

        For the three months ended March 31, 2003, Genzyme General also recorded in other in our consolidated statements of operations and the combined statements of operations of Genzyme General an unrealized gain of $0.1 million to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2003 to March 31, 2003 as compared to an unrealized loss of $(1.2) million for the same period of 2002.

Investment Income

        Genzyme General's investment income decreased 13% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a decrease in interest rates despite higher average cash balances.

Interest Expense

        Genzyme General's interest expense decreased 6% for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a slight decline in debt balances outstanding resulting from the repayment, in 2002, of notes payable, aggregating $7.0 million, assumed in connection with our acquisitions of Novazyme in September 2001 and GelTex in December 2000.

Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(25,491)	$(12,015)	112%
Effective tax rate	31%	33%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

The decrease in our effective tax rate for the three months ended March 31, 2003, as compared to the same period of 2002, is primarily due to increased benefits from orphan drug credits.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme Biosurgery's financial statements. When reviewing this discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" in Exhibit 99.2 to our 2002 Form 10-K. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        The critical accounting policies and significant estimates for Genzyme Biosurgery are set forth under the heading "Management's Discussion and Analysis of Genzyme Biosurgery's Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.3 to our 2002 Form 10-K. There have been no changes to these policies and no significant changes to these estimates since December 31, 2002.

REVENUES

        The components of Genzyme Biosurgery's total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product revenue:
Orthopaedics	$26,354	$19,998	32%
Biosurgical Specialties	12,104	9,990	21%
Cardiac Science	12	—	N/A
Cardiac Devices	18,980	18,175	4%

Total product revenue	57,450	48,163	19%

Service revenue:
Orthopaedics	6,067	4,177	45%
Biosurgical Specialties	973	1,031	(6)%
Cardiac Science	3	—	N/A

Total service revenue	7,043	5,208	35%

Research and development revenue:
Orthopaedics	430	—	N/A
Biosurgical Specialties	686	—	N/A
Cardiac Science	17	—	N/A

Total research and development revenue	1,133	—	N/A

Total revenues	$65,626	$53,371	23%

Product Revenue

        In January 2003, Genzyme Biosurgery reallocated two suture product lines from its Biosurgical Specialties reporting segment to its Cardiac Devices reporting segment, so that all suture product lines are reflected as components of its Cardiac Devices reporting segment. In addition, Genzyme Biosurgery reallocated its cardiovascular Sepra products from its Cardiac Devices reporting segment to its Biosurgical Specialties reporting segment. Genzyme Biosurgery has reclassified its 2002 disclosures to conform to its 2003 presentation.

        Orthopaedics product revenue increased 32% to $26.4 million for the three months ended March 31, 2003 as compared to the same period of 2002 primarily due to an increase in sales of Synvisc viscosupplementation product. Synvisc viscosupplementation product sales increased primarily due to increased utilization of the product within the existing customer base as well as the creation of new accounts. We believe that a potentially significant competitor is currently seeking FDA approval for a viscosupplementation product for possible U.S. launch during the second half of 2003 that could have an adverse affect on future sales of Synvisc viscosupplementation product.

        Biosurgical Specialties product revenue increased 21% to $12.1 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to a 23% increase in the sales of Sepra products to $10.4 million primarily due to increased market penetration.

        In January 2003, as a result of a change in how Genzyme Biosurgery reviews its business, the activities of its former Cardiothoracic reporting segment were reallocated into two separate reporting segments called Cardiac Science and Cardiac Devices. Genzyme Biosurgery has reclassified 2002 disclosures to conform to our 2003 presentation. Cardiac Devices products include fluid management (chest drainage) systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery. Cardiac Devices product revenue increased 4% to $19.0 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to an 8% increase in the sales of instruments for minimally-invasive and off-pump cardiac surgery to $3.3 million as a result of increased market penetration. Additionally, there was a 21% increase in the combined sales of surgical closures for cardiac surgery and surgical closures sold to original equipment manufacturers to $6.3 million for the three months ended March 31, 2003 as compared to the same period of 2002.

Service Revenue

        Orthopaedics service revenue increased 45% to $6.1 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to the classification of $1.5 million of reimbursed expenses from partners as service revenue.

        The 6% decrease in Biosurgical Specialties service revenue to $1.0 million for the three months ended March 31, 2003 as compared to same period of 2002 is attributable to decreased sales of Epicel skin grafts, which are used to treat victims of severe burns. Sales of Epicel skin grafts are variable based upon a number of unpredictable factors, including the number of severe burn patients and their survival rate prior to treatment with Epicel skin grafts.

International Revenue

        International revenue as a percentage of total sales for the three months ended March 31, 2003 was 29% as compared to 31% in the same period of 2002. The decrease was primarily due to the increase in sales of Synvisc supplementation product in the U.S.

MARGINS

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Product margin	$32,192	$23,608	36%
% of product revenue	56%	49%
Service margin	$3,529	$2,175	62%
% of service revenue	50%	42%
Total gross margin	$35,721	$25,783	39%
% of total product and service revenue	55%	48%

Product Margin

        Genzyme Biosurgery sells or provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins may vary significantly depending on the market conditions of each product or service.

        The 36% increase in product margin and product margin as a percentage of product revenue for the three months ended March 31, 2003 as compared to the same period of 2002 was primarily attributable to an increase in product revenue of $9.3 million. The increase in product revenue was primarily due to an increase in sales of Synvisc viscosupplementation product due to increased utilization of the product within the existing customer base as well as the creation of new accounts, and an increase in sales of Sepra products due to increased market penetration.

Service Margin

        Service margin for services allocated to Genzyme Biosurgery increased 62% for the three months ended March 31, 2003 as compared to the same period of 2002 and service margin as a percentage of service revenue increased primarily due to a 36% increase in sales of Orthopaedics services. This increase is a result of the classification of $1.5 million of reimbursed expenses from partners as service revenue.

OPERATING EXPENSES

Selling, General and Administrative

        Selling, general and administrative expenses increased 11% for the three months ended March 31, 2003, as compared to the same period of 2002. The increase was primarily due to the creation of a sales force and an increase in sales operations in France in 2003 as we began to sell Synvisc viscosupplementation product directly to customers rather than through a distributor effective January 1, 2003. Also contributing to this increase was the classification of $1.5 million of reimbursed expenses from partners as service revenue. These increases were partially offset by an overall decrease in expenses relating to the Cardiac Devices business primarily due to increased operating efficiencies and reductions in staffing in 2002.

Research and Development

        Research and development expenses increased 17% for the three months ended March 31, 2003, as compared to the same period of 2002. The increase was primarily due to a $1.3 million increase in spending on the Orthopaedics business product development programs, particularly other indications for Synvisc viscosupplementation product and a $1.1 million increase in the Cardiac Science business product development programs, particularly cardiac cell therapy, as a result of clinical trials initiated during the three months ended March 31, 2003.

Amortization of Intangibles

        There was no significant change in amortization of intangibles expense for the three months ended March 31, 2003, as compared to the same period of 2002.

Purchase of In-Process Research And Development

  Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of March 31, 2003, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at March 31, 2003	Value at Acquisition Date	Estimated Cost to Complete at March 31, 2003	Year of Expected Product Launch
				(in millions)
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function	• • • •	Received conditional FDA approval for hip indication clinical trial in U.S. Preclinical activities in U.S. and clinical trial in Europe for knee indications Preclinical for other joints Product launched for hip indication in Europe in September 2002	$33.8	$22.3	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery	• • •
Preclinical—gynecological and pelvic indications
Clinical trials—pivotal safety and efficacy study on-going in U.S. for Hylaform biomaterials.
			Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3 N/A	4.2 N/A	2003 to 2006 N/A

			Total:	$82.1	$26.5

        Except for our viscosupplementation product for the hip launched in Europe in 2002, substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

OTHER INCOME AND EXPENSE

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Other	$(30)	$33	(191)%
Investment income	219	297	(26)%
Interest expense	(2,193)	(2,245)	(2)%

Total other expenses	$(2,004)	$(1,915)	5%

Investment Income

        Investment income decreased 26% for the three months ended March 31, 2003, as compared to the same period of 2002, as a result of a decrease in interest rates and decline average cash balances.

Interest Expense

        Interest expense decreased in the three months ended March 31, 2003, as compared to the same period a year ago, primarily as a result of a decline in interest rates used to calculate interest on borrowings allocated to Genzyme Biosurgery from our revolving credit facility.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL

        On January 1, 2002, we adopted SFAS No. 142, which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 requires a transitional impairment test to compare the fair value of a reporting unit with the carrying amount of the goodwill.

        In November 2001, we sold our Snowden-Pencer line of surgical instruments. Our subsequent test of the remaining long-lived assets related to the remaining products of our surgical instruments and medical devices business line, which make up the majority of Genzyme Biosurgery's cardiothoracic reporting unit, under SFAS No. 121, did not indicate an impairment based on the undiscounted cash flows of the business. However, the impairment analysis indicated that the goodwill allocated to Genzyme Biosurgery's cardiothoracic reporting unit would be impaired if the analysis was done using discounted cash flows, as required by SFAS No. 142. Therefore, upon adoption of SFAS No. 142, Genzyme Biosurgery tested the goodwill of the cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. Genzyme Biosurgery recorded an impairment charge of $98.3 million, which was reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery for the three months ended March 31, 2002.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes are necessary for an understanding of Genzyme Molecular Oncology's financial statements. When reviewing this discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" in Exhibit 99.2 to our 2002 Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        The critical accounting policies and significant estimates for Genzyme Molecular Oncology are set forth under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.4 to our 2002 Form 10-K. There have been no changes to these policies and no significant changes to these estimates since December 31, 2002.

REVENUES

        The components of Genzyme Molecular Oncology's total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Service revenue	$—	$300	(100)%
Research and development revenue	1,477	1,469	1%
Licensing revenue	704	653	8%
Royalty revenue	7	—	N/A

Total revenues	$2,188	$2,422	(10)%

        Service revenue for the three months ended March 31, 2002 consists of revenues from the provision of services related to the SAGE genomics technology. Genzyme Molecular Oncology provides these services sporadically as customers request them. The focus of its SAGE business remains directed to the grant of licenses to the technology. No service revenues were recorded for the three months ended March 31, 2003.

        Research and development revenue for both the three months ended March 31, 2003 and 2002 consists of $1.5 million of revenue for research performed on behalf of:

  •
  Purdue under the cancer antigen discovery agreement that was initiated in October 2000; and

  •
  Kirin under a collaboration agreement related to the tumor endothelial marker (TEM) program that was initiated in November 2001.

        Licensing revenue for the three months ended March 31, 2003 and March 31, 2002 consisted primarily of technology access fees Genzyme Molecular Oncology received from Purdue and Kirin resulting from those collaborations. Genzyme Molecular Oncology is amortizing these fees over the course of the associated research programs. For the three months ended March 31, 2003, Genzyme Molecular Oncology recognized $0.7 million of the technology access fees it received from Purdue and Kirin, consistent with the same period of 2002. Genzyme Molecular Oncology also recognizes licensing revenue from licenses of rights to the SAGE technology.

        Royalty revenue consists of royalties received under licenses to the SAGE technology.

COST OF REVENUES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2003	2002
	(Amounts in thousands, except percentage data)
Cost of services sold	$—	$119	(100)%
Cost of revenue from research and development contracts, licensing and royalty revenue	1,172	1,135	3%

Total cost of revenues	$1,172	$1,254	(7)%

        Genzyme Molecular Oncology's cost of services sold for the three months ended March 31, 2002 includes $0.1 million of costs associated with the performance of services using the SAGE technology.

        Genzyme Molecular Oncology's cost of research and development contracts, licensing and royalty revenue for the three months ended March 31, 2003 and 2002 includes:

  •
  costs associated with work performed under funded research and development agreements, including those with Purdue and Kirin; and

  •
  royalties payable to third parties, most notably The Johns Hopkins University, for technology that Genzyme Molecular Oncology has licensed from them.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Genzyme Molecular Oncology's selling, general and administrative expenses decreased 16% to $1.7 million for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to continued efforts within Genzyme Molecular Oncology to manage overall expenses and available cash.

Research and Development Expenses

        Genzyme Molecular Oncology's research and development expenses decreased 21% to $4.2 million and total research and development expenses, including collaborator-funded expenses, decreased 17% to $5.4 million for the three months ended March 31, 2003. Both decreases are primarily due to a planned reduction in research and development spending as part of efforts to conserve available cash. Genzyme Molecular Oncology is managing its cash reserves closely by focusing its research and development spending on programs that it believes have the greatest potential for successful commercialization or valuable collaboration.

OTHER INCOME AND EXPENSES

        Genzyme Molecular Oncology's other income decreased 44% to $0.1 million for the three months ended March 31, 2003, as compared to $0.2 million in the same period of 2002, primarily due to a decrease in investment income. Investment income decreased as a result of lower average cash balances.

B.    LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION

        At March 31, 2003, we had cash, cash equivalents, and short- and long-term investments of $1.2 billion, an increase of $39.3 million from December 31, 2002.

        Our operating activities generated $76.4 million of cash for the three months ended March 31, 2003, as compared to $22.7 million for the same period of 2002. Net cash provided by operating activities was primarily the result of our net income of $45.4 million and:

  •
  $35.6 million of depreciation and amortization, of which $18.1 million resulted from the depreciation of property, plant and equipment and $17.5 million resulted from the amortization of intangible assets; and

  •
  $4.2 million representing our equity in net losses of unconsolidated affiliates.

These increases were offset, in part, by a $5.8 million net increase in certain working capital accounts.

        Our investing activities utilized $99.5 million in cash for the three months ended March 31, 2003, as compared to the $4.3 million of cash provided by our investing activities for the same period of 2002. Net cash utilized by investing activities consisted primarily of:

  •
  $49.0 million in cash utilized by the net purchases, sales and maturities of investments;

  •
  $45.8 million in cash used to fund purchases of plant, property and equipment, of which $26.9 million resulted from our manufacturing capacity expansion in Ireland, the United Kingdom and Belgium, $6.6 million resulted from our manufacturing capacity expansion in the U.S. and $12.3 million representing an aggregate of other manufacturing relocations, expansions and rehabilitations world-wide; and

  •
  $4.1 million in cash to fund our investments in unconsolidated affiliates.

        In February 2003, the CPMP of the European Union issued a positive opinion on our MAA for Aldurazyme enzyme. This non-binding opinion has been forwarded to the EMEA for consideration and a final determination is expected later in 2003 regarding the marketing and sale of Aldurazyme enzyme in the European Union as a treatment for the non-neurological manifestations of MPS I in patients with a confirmed diagnosis of the disease. (See "Subsequent Events—Aldurazyme Enzyme" below.)

        Our financing activities provided $11.3 million in cash for the three months ended March 31, 2003 as compared to $43.5 million provided for the same period of 2002. Cash provided by financing activities was primarily the result of:

  •
  $9.0 million of proceeds from the issuance of common stock under our stock plans; and

  •
  $2.3 million of cash resulting from the net increase in bank overdrafts.

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. At March 31, 2003, $284.0 million was outstanding under this facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in the aggregate, 2.5% at March 31, 2003. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in

Exhibit 13.1 to our 2002 Form 10-K. There have been no material changes to our contractual obligations since December 31, 2002.

        We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff;

  •
  working capital, including satisfaction of our obligations under capital and operating leases; and

  •
  strategic business initiatives.

        Our cash reserves may be further reduced to pay the $10.0 million outstanding principal and accrued interest under our 6.9% convertible subordinated note due May 14, 2003, which may be converted into shares of Biosurgery Stock and to pay principal and interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which may be converted into shares of Genzyme General Stock. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. The redemption price would be 100.75% of the principal amount if redeemed from May 20, 2004 through May 14, 2005, and 100% of the principal amount thereafter.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

        In 2001, Genzyme Limited, our wholly-owned subsidiary in the United Kingdom, established a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies following the expiration of a contract with a third party service provider. This third party lodged a complaint with the Office of Fair Trading in the United Kingdom. The OFT is a non-governmental organization empowered to enforce certain consumer and competition legislation in the United Kingdom. The OFT commenced an investigation of this service, alleging that it contravened competition laws in the United Kingdom. While we believe that the provision of home healthcare services by our subsidiary and our pricing for Cerezyme enzyme in the United Kingdom fully complies with applicable laws, we cooperated in this investigation. On March 27, 2003, the OFT ruled that this service did, in fact, violate United Kingdom competition law, and as a result fined Genzyme Limited approximately 6.8 million Pounds Sterling and required modifications to our pricing structure for Cerezyme enzyme in the United Kingdom. We have appealed this finding to the United Kingdom Competition Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. Hearings were held on April 16, 2003 and May 1, 2003 regarding the stay of the OFT's decision. On May 6, 2003, the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount during the pendancy of the appeal process. We are confident that we will prevail on appeal and believe it probable that we will not have to pay a material fine or permanently modify our Cerezyme pricing structure. We have not accrued any amounts in connection with this contingency.

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating with the FTC in its investigation which is currently ongoing.

        On April 17, 2002, SPI initiated dispute resolution procedures alleging that we breached representations and warranties and committed fraud and intentional conduct relating to the sale of our Snowden-Pencer line of surgical instruments to SPI in November 2001. On April 7, 2003, SPI filed a notice of arbitration with the American Arbitration Association. An arbitration hearing is anticipated to take place within the next 60-90 days. We believe the claims made by SPI are without merit and intend to vigorously defend the claims. Based on the advice of counsel, management does not believe that it is probable that we will be required to pay a material amount in connection with this claim. We have not accrued any amounts in connection with this contingency.

New Accounting Pronouncements

        In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

Subsequent Events

Fabrazyme Enzyme

        On April 24, 2003, the FDA granted marketing approval for Fabrazyme enzyme for Fabry disease. Fabrazyme has received Orphan Drug designation, which provides seven years of market exclusivity in the U.S. We have agreed with the FDA on a number of post-marketing commitments, including:

  •
  completing the ongoing phase 4 study in its placebo-controlled form and taking steps to preserve the integrity of this trial. This study is fully enrolled and currently includes more than 70 patients. The trial is evaluating the effectiveness of Fabrazyme in the time to clinically significant deterioration in any of the following: renal function, cardiac function, CNS disease, or death;

  •
  after completing the phase 4 verification study, regularly evaluating the creatinine levels of those patients through an open-label extension study;

  •
  obtaining long-term clinical status information on the Fabry population through the Fabry Registry we established two years ago to track the natural history and clinical outcomes of patients with Fabry disease; and

  •
  completing our ongoing safety and pharmacodynamic study of Fabrazyme in pediatric patients.

Aldurazyme Enzyme

        On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme as an enzyme replacement therapy for people with MPS I. Aldurazyme is indicated for patients with the Hurler and Hurler-Scheie forms of MPS I, and for Scheie patients with moderate to severe symptoms. Aldurazyme has been granted Orphan Drug status in the U.S., which provides seven years of market exclusivity. Together with our partner BioMarin, we have agreed with the FDA on post-marketing commitments, including:

  •
  completing our study that was initiated in December 2002 to evaluate the safety and pharmacokinetics of Aldurazyme in patients less than 5 years of age;

  •
  conducting an open-label dose optimization study in approximately 32 patients, and continue the phase 3 extension study for a total of 4 years from study initiation; and

  •
  in a registry setting, obtaining long-term information related to the natural history of MPS I and the safety and efficacy of Aldurazyme.

We will commercialize Aldurazyme in the U.S. Aldurazyme will be manufactured at BioMarin's plant in California and sent to either our manufacturing facility in Allston, Massachusetts or to a third-party facility for the final filing and finish process. Pursuant to the terms of our joint venture agreement with BioMarin, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme enzyme BLA.

GENZYME GENERAL
A Division of Genzyme Corporation

        At March 31, 2003, Genzyme General had cash, cash equivalents, and short- and long-term investments of $1.2 billion, an increase of $56.4 million from December 31, 2002.

        Genzyme General's operating activities generated $94.9 million of cash for the three months ended March 31, 2003, as compared to $47.4 million for the same period of 2002. Net cash provided by operating activities was favorably impacted by Genzyme General's division net income of $57.8 million, and:

  •
  $26.3 million of depreciation and amortization, of which $16.6 million resulted from the depreciation of property, plant and equipment and $9.7 million resulted from the amortization of intangible assets; and

  •
  $4.2 million in cash provided from the equity in net losses of unconsolidated affiliates.

These favorable impacts were supplemented by a $7.3 million net decrease in certain working capital accounts.

        Genzyme General's investing activities utilized $103.4 million of cash for the three months ended March 31, 2003, as compared to providing $17.7 million for the same period of 2002. Net cash utilized by investing activities consisted primarily of:

  •
  $53.7 million of cash utilized by Genzyme General's net purchases, sales and maturities of investments;

  •
  $45.0 million to fund purchases of property, plant and equipment, of which $26.9 million resulted from the expansion of our manufacturing facilities in Ireland, the United Kingdom and Belgium, $6.6 million resulted from our manufacturing capacity expansion in the U.S. and $11.5 million representing an aggregate of other manufacturing relocations, expansions and rehabilitations worldwide; and

  •
  $4.1 million of cash to fund Genzyme General's investments in unconsolidated affiliates.

        In February 2003, the CPMP of the European Union issued a positive opinion on the MAA for Aldurazyme enzyme. This non-binding opinion has been forwarded to the EMEA for consideration and a final determination is expected later in 2003 regarding the marketing and sale of Aldurazyme enzyme in the European Union as a treatment for the non-neurological manifestations of MPS I in patients with a confirmed diagnosis of the disease (see "Subsequent Events—Aldurazyme Enzyme" below.)

        Genzyme General's financing activities provided $8.6 million of cash for the three months ended March 31, 2003, as compared to $33.7 million provided for the same period of 2002. Cash provided by financing activities was primarily the result of $8.7 million of cash provided from the issuance of common stock partially offset by $0.3 million of cash used to repay bank overdrafts.

        Genzyme General has access to our $350.0 million revolving credit facility, all of which matures in December 2003. At March 31, 2003, $284.0 million was outstanding under this facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in the aggregate, 2.5% at March 31, 2003. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At March 31, 2003, $3.0 million remained available to Genzyme Biosurgery under this arrangement. Our board of directors has also made $30.0 million of

Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At March 31, 2003, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme General is set forth under the heading "Management's Discussion and Analysis of Genzyme General's Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.2 to our 2002 Form 10-K. There have been no material changes to the contractual obligations allocated to Genzyme General since December 31, 2002.

        We believe that Genzyme General's available cash, investments and cash flow from operations will be sufficient to fund its planned operations and capital requirements for the foreseeable future. Although Genzyme General currently has substantial cash resources and positive cash flow, it intends to use substantial portions of its available cash for:

  •
  product development and marketing;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff;

  •
  working capital, including satisfaction of our obligations under capital and operating leases; and

  •
  strategic business initiatives.

        Genzyme General's cash resources will be reduced to the extent that we are required to use cash allocated to Genzyme General to settle the liabilities of Genzyme Biosurgery or Genzyme Molecular Oncology. In addition, Genzyme General's cash reserves will be further reduced to pay principal and interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which may be converted into shares of Genzyme General Stock. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. The redemption price would be 100.75% of the principal amount if redeemed from May 20, 2004 through May 14, 2005, and 100% of the principal amount thereafter.

        To satisfy these and other commitments, we may have to obtain additional financing for Genzyme General. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

        In 2001, Genzyme Limited, our wholly-owned subsidiary in the United Kingdom, established a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies following the expiration of a contract with a third party service provider. This third party lodged a complaint with the Office of Fair Trading in the United Kingdom. The OFT is a non-governmental organization empowered to enforce certain consumer and competition legislation in the United Kingdom. The OFT commenced an investigation of this service, alleging that it contravened competition laws in the United Kingdom. While we believe that the provision of home healthcare services by our subsidiary and our pricing for Cerezyme enzyme in the United Kingdom fully complies with applicable laws, we cooperated in this investigation. On March 27, 2003, the OFT ruled that this service did, in fact, violate United Kingdom competition law, and as a result fined Genzyme Limited approximately 6.8 million Pounds Sterling and required modifications to our pricing structure for Cerezyme enzyme in the United Kingdom. We have appealed this finding to the United Kingdom

Competition Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. Hearings were held on April 16, 2003 and May 1, 2003 regarding the stay of the OFT's decision. On May 6, 2003, the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount during the pendancy of the appeal process. We are confident that we will prevail on appeal and believe it probable that we will not have to pay a material fine or permanently modify our Cerezyme pricing structure. Genzyme General has not accrued any amounts in connection with this contingency.

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating with the FTC in its investigation which is currently ongoing.

Subsequent Events

Fabrazyme Enzyme

        On April 24, 2003, the FDA granted marketing approval for Fabrazyme enzyme for Fabry disease. Fabrazyme has received Orphan Drug designation, which provides seven years of market exclusivity in the U.S. We have agreed with the FDA on a number of post-marketing commitments, including:

  •
  completing the ongoing phase 4 study in its placebo-controlled form and taking steps to preserve the integrity of this trial. This study is fully enrolled and currently includes more than 70 patients. The trial is evaluating the effectiveness of Fabrazyme in the time to clinically significant deterioration in any of the following: renal function, cardiac function, CNS disease, or death;

  •
  after completing the phase 4 verification study, regularly evaluating the creatinine levels of those patients through an open-label extension study;

  •
  obtaining long-term clinical status information on the Fabry population through the Fabry Registry we established two years ago to track the natural history and clinical outcomes of patients with Fabry disease; and

  •
  completing our ongoing safety and pharmacodynamic study of Fabrazyme in pediatric patients.

Aldurazyme Enzyme

        On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme as an enzyme replacement therapy for people with MPS I. Aldurazyme is indicated for patients with the Hurler and Hurler-Scheie forms of MPS I, and for Scheie patients with moderate to severe symptoms. Aldurazyme has been granted Orphan Drug status in the U.S., which provides seven years of market exclusivity. Together with our partner BioMarin, we have agreed with the FDA on post-marketing commitments, including:

  •
  completing our study that was initiated in December 2002 to evaluate the safety and pharmacokinetics of Aldurazyme in patients less than 5 years of age;

  •
  conducting an open-label dose optimization study in approximately 32 patients, and continue the phase 3 extension study for a total of 4 years from study initiation; and

  •
  in a registry setting, obtaining long-term information related to the natural history of MPS I and the safety and efficacy of Aldurazyme.

We will commercialize Aldurazyme in the U.S. Aldurazyme will be manufactured at BioMarin's plant in California and sent to either our manufacturing facility in Allston, Massachusetts or to a third-party facility for the final filing and finish process. Pursuant to the terms of our joint venture agreement with BioMarin, we are obligated to pay BioMarin a $12.1 million milestone payment upon receipt of FDA approval of the Aldurazyme enzyme BLA.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        At March 31, 2003, Genzyme Biosurgery had cash and cash equivalents of $22.0 million, a decrease of $10.8 million from December 31, 2002.

        Genzyme Biosurgery's operating activities used $12.2 million of cash for the three months ended March 31, 2003, as compared to $16.0 million for the same period of 2002. Net cash used by operating activities was impacted by:

  •
  Genzyme Biosurgery's division net loss of $14.1 million; and

  •
  a net increase in certain working capital accounts of $7.5 million.

        These items impacting operating activities were offset by $9.3 million provided by depreciation and amortization, of which, $1.5 million resulted from the depreciation of property, plant and equipment and $7.8 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of Biomatrix and Focal.

        Genzyme Biosurgery's investing activities used $1.2 million in cash for the three months ended March 31, 2003, as compared to $0.8 million for the same period of 2002.

        Genzyme Biosurgery's financing activities provided $2.7 million in cash for the three months ended March 31, 2003, as compared to $9.7 million for the same period of 2002. primarily due to bank overdrafts.

        In connection with our acquisition of Biomatrix, we assumed a 6.9% convertible subordinated note due May 14, 2003, in favor of UBS Warburg LLC. The $10.0 million principal of this note remains outstanding and was included in current portion of long-term debt, convertible notes and capital lease obligations in Genzyme Biosurgery's combined balance sheet at March 31, 2003.

        Genzyme Biosurgery has access to our $350.0 million revolving credit facility, all of which matures in December 2003. At March 31, 2003, $284.0 million was outstanding under this facility, all of which was allocated to Genzyme Biosurgery. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in aggregate, 2.5% at March 31, 2003. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        Our board of directors has made $25.0 million of Genzyme General's cash available to Genzyme Biosurgery. Under this arrangement, Genzyme Biosurgery is able to draw down funds as needed in exchange for Biosurgery designated shares based on the fair market value (as defined in our charter) of Biosurgery Stock at the time of the draw. At March 31, 2003, $3.0 million remained available to Genzyme Biosurgery under this arrangement.

        In March 2003, we entered into a collaboration with Excigen, a recently created biotechnology company in Baltimore, Maryland focused on developing gene therapies for treating cardiac arrhythmias. In connection with the collaboration, we acquired 1,440,000 shares of the convertible preferred stock of Excigen and a warrant to acquire an additional 865,882 shares of convertible preferred stock, in exchange for our commitment to provide Excigen with up to $2.3 million in funding and $2.3 million worth of research, clinical, regulatory and manufacturing services, which services are to be provided by Genzyme Biosurgery. We provided the initial $0.4 million of the cash commitment in March 2003, with the balance of $1.9 million to be paid in future installments. We allocate our ownership interest in Excigen to Genzyme Biosurgery.

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme Biosurgery is set forth under the heading "Management's Discussion and Analysis of Genzyme Biosurgery's Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.3 to our 2002 Form 10-K. Excluding the agreements with Excigen described above, there have been no material changes to the contractual obligations allocated to Genzyme Biosurgery since December 31, 2002.

        We anticipate that Genzyme Biosurgery's cash resources, together with amounts available from the following sources, will be sufficient to finance its planned operations and capital requirements through at least the end of 2003:

  •
  revenues generated from sales of its products and sales under distribution agreements;

  •
  the $3.0 million remaining available under the interdivisional financing arrangement with Genzyme General; and

  •
  amounts available to Genzyme Biosurgery under our revolving credit facility.

        Genzyme Biosurgery intends to use substantial portions of its available cash for:

  •
  repayment of the 6.9% convertible subordinated note due in May 2003;

  •
  research and development;

  •
  product development and marketing;

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

  •
  ability to establish and maintain strategic alliance;

  •
  ability to enter into licensing arrangements and additional distribution arrangements;

  •
  ability to share costs of product development with research and marketing partners;

  •
  costs involved in enforcing patent claims and other intellectual property rights;

  •
  costs involved in defending or settling post-closing acquired liabilities in connection with our sale of the Snowden-Pencer line of surgical instruments;

  •
  market acceptance of novel approaches and therapies;

  •
  success of its initiatives to reduce expenses and streamline its operations;

  •
  development of competitive products; and

  •
  ability to satisfy regulatory requirements of the FDA and other governmental authorities.

        Genzyme Biosurgery will require significant additional financing to continue operations at anticipated levels. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable. If Genzyme Biosurgery has insufficient funds or is unable to raise additional funds, it may delay, scale back or eliminate certain of its programs or collaborations with third parties. Genzyme Biosurgery may also have to give third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

        On April 17, 2002, SPI initiated dispute resolution procedures alleging that we breached representations and warranties and committed fraud and intentional conduct relating to the sale of our Snowden-Pencer line of surgical instruments to SPI in November 2001. On April 7, 2003, SPI filed a notice of arbitration with the American Arbitration Association. An arbitration hearing is anticipated to take place within the next 60-90 days. We believe the claims made by SPI are without merit and intend to vigorously defend the claims. Based on the advice of counsel, management does not believe that it is probable that we will be required to pay a material amount in connection with this claim. Genzyme Biosurgery has not accrued any amounts in connection with this contingency.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        At March 31, 2003, Genzyme Molecular Oncology had cash, cash equivalents and short-term investments of $6.8 million, a decrease of $6.4 million from December 31, 2002.

        Genzyme Molecular Oncology's operating activities used $6.4 million of cash for the three months ended March 31, 2003, as compared to $8.6 million for the same period of 2002. Operating activities were impacted by Genzyme Molecular Oncology's division net loss of $4.8 million for the three months ended March 31, 2003 and by $1.6 million attributable to a net increase in certain working capital accounts in the same period.

        Genzyme Molecular Oncology's investing activities provided $5.0 million of cash for the three months ended March 31, 2003, as compared to utilizing $12.6 million in the same period of 2002. Net cash provided by investing activities was attributable to the sales and maturities of investments.

        Genzyme Molecular Oncology's financing activities for the three months ended March 31, 2003 provided $0.1 million of allocated proceeds from the issuance of Molecular Oncology Stock under our stock purchase program.

        Genzyme Molecular Oncology has access to our $350.0 million revolving credit facility that matures in December 2003, of which $66.0 million remained available for borrowing at March 31, 2003. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        Our board of directors has made $30.0 million of Genzyme General's cash available to Genzyme Molecular Oncology. Under this arrangement, Genzyme Molecular Oncology is able to draw down funds as needed in exchange for Molecular Oncology designated shares based on the fair market value (as defined in our charter) of Molecular Oncology Stock at the time of the draw. At March 31, 2003, $11.0 million remained available to Genzyme Molecular Oncology under this arrangement.

        We anticipate that Genzyme Molecular Oncology's current cash resources, together with amounts available from the following sources, will be sufficient to fund its anticipated operations through the end of 2003:

  •
  committed and anticipated research funding and licensing income from collaborators;

  •
  the $11.0 million remaining available under the interdivisional financing arrangement with Genzyme General; and

  •
  amounts available to Genzyme Molecular Oncology under our revolving credit facility.

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

  •
  development of competing products and services; and

  •
  ability to satisfy the regulatory requirements of the FDA and other government authorities.

        The disclosure of payments we have committed to make under contractual obligations using cash allocated to Genzyme Molecular Oncology is set forth under the heading "Management's Discussion and Analysis of Genzyme Molecular Oncology's Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.4 to our 2002 Form 10-K. There have been no material changes to the contractual obligations allocated to Genzyme Molecular Oncology since December 31, 2002.

        Genzyme Molecular Oncology will require significant additional financing to continue operations at anticipated levels. We cannot guarantee that Genzyme Molecular Oncology will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable. To this end, management is managing its cash reserves closely by focusing its research and development spending on programs that it believes have the greatest potential for successful commercialization or valuable collaboration. If Genzyme Molecular Oncology has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate certain of its programs. Genzyme Molecular Oncology may also have to sell or give to third parties rights to commercialize technologies or products that it would otherwise have sought to commercialize itself.

ITEM 3.    QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to these risks has not materially changed since December 31, 2002.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2002 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that they received, in a timely manner, the information that we and our consolidated subsidiaries are required to disclose in the reports filed or submitted by us under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

        As required under our charter, on January 1, 2003, the number of votes associated with a share of Biosurgery Stock and a share of Molecular Oncology Stock were adjusted so that for the period from January 1, 2003 through December 31, 2004, each share of Biosurgery Stock will entitle the holder to .08 of a vote, and each share of Molecular Oncology Stock will entitle the holder to .07 of a vote. A share of Genzyme General Stock continues to entitle its holder to 1 vote.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    See the Exhibit Index immediately following the signature page to this report on Form 10-Q.

  (b)
  Reports on Form 8-K

    On January 10, 2003, we filed a Current Report on Form 8-K dated January 10, 2003 to provide information relating to the adjusted voting rights for Biosurgery Stock and Molecular Oncology Stock as of January 1, 2003 as required under our Restated Articles of Organization, as amended.

    On April 16, 2003, we filed a Current Report on Form 8-K dated April 16, 2003 to include press releases to be issued on that date relating to the anticipated results of operations for each of our operating divisions—Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology. We submitted these press releases to the SEC pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Senior Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

DATE: May 7, 2003

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

Date: May 7, 2003	/s/ HENRI A. TERMEER Henri A. Termeer Chief Executive Officer

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

Date: May 7, 2003	/s/ MICHAEL S. WYZGA Michael S. Wyzga Chief Financial Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2003

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
99.1	Written Statement of the Chief Executive Officer. Filed herewith.
99.2	Written Statement of the Chief Financial Officer. Filed herewith.

*
Indicates an exhibit previously filed with the SEC under Commission File No. 0-14680 and incorporated herein by reference.