Form 10-Q
period 2003-06-30
GENZYME CORP
filed 2003-08-13
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the issuer's common stock as of July 31, 2003:

Genzyme General Division Common Stock	222,063,153

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

        Through June 30, 2003, we had three outstanding series of common stock. Each series was designed to reflect the value and track the performance of one of our divisions. We refer to each series of common stock as follows:

  •
  Genzyme General Division Common Stock = "Genzyme General Stock;"

  •
  Genzyme Biosurgery Division Common Stock = "Biosurgery Stock;" and

  •
  Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock."

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock, were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery and Genzyme Molecular Oncology are now allocated to Genzyme General. We have deregistered Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and management's discussion and analysis for each of our divisions but will continue to provide our consolidated financial statements and management's discussion and analysis for our corporation as a whole.

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

  •
  our ability to satisfy the post-marketing commitments made as a condition of the marketing approvals of Fabrazyme® and Aldurazyme® enzymes;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  the content and timing of submissions to and decisions made by the United States Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

  •
  decisions made by the United States Federal Trade Commission, commonly referred to as the FTC, the United States District Court, arbitrators for the American Arbitrators Association, the United Kingdom Competition Appeal Tribunal and other judicial bodies and regulatory and dispute resolution authorities;

  •
  approval of the manufacturing facilities for Fabrazyme and Aldurazyme enzymes and Renagel® phosphate binder;

  •
  the availability of reimbursement for our products and services from third-party payers, and the extent of such coverage and the accuracy of our estimates of the payer mix for our products;

  •
  our ability to expand manufacturing capacity for Renagel phosphate binder and Myozyme™ enzyme;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage wholesaler inventories of Renagel phosphate binder and the levels of compliance with our inventory management programs;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators and partners;

  •
  the continued funding and operation of our joint ventures by our partners;

  •
  our ability to successfully complete our acquisition of SangStat Medical Corporation by means of an all cash tender offer for SangStat's outstanding shares and our ability to secure clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for this transaction;

  •
  the resolution of pending litigation seeking to enjoin the acquisition of SangStat;

  •
  our ability to successfully increase market penetration for Synvisc® viscosupplementation product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  our ability to increase market penetration in Europe for Fabrazyme enzyme, Thyrogen® hormone and Renagel phosphate binder;

  •
  the use of cash in business combinations or other strategic initiatives;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

  •
  decisions made by our board of directors with respect to dividends, stock option awards and other matters under our charter; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these risks and uncertainties in Item 2 of this report under the heading "Factors Affecting Future Operating Results." We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Renagel®, Seprafilm®, Sepragel®, Carticel®, Epicel®, Synvisc® and Hylaform® are registered trademarks of Genzyme. Myozyme™, SAGE™ and Sepra™ are trademarks of Genzyme. FocalSeal® is a registered trademark of Focal, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. WelChol® is a registered trademark of Sankyo Pharma, Inc. Snowden-Pencer® is a registered trademark of Snowden-Pencer, Inc. Zavesca® is a trademark of Celltech Group plc. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2003
TABLE OF CONTENTS

i

PART I.    Financial Information

ITEM 1.    Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net product sales	$383,232	$299,980	$729,721	$566,606
Net service sales	31,550	28,024	63,048	54,707
Revenues from research and development contracts:
Related parties	684	784	1,122	1,396
Other	3,437	3,404	6,871	7,423

Total revenues	418,903	332,192	800,762	630,132

Operating costs and expenses:
Cost of products sold	100,306	76,522	195,140	148,676
Cost of services sold	19,271	16,439	36,249	31,457
Selling, general and administrative	130,807	110,882	245,031	213,840
Research and development (including research and development related to contracts)	79,063	75,934	154,694	158,075
Amortization of intangibles	17,641	17,586	35,146	35,183
Charge for impairment of goodwill	102,792	—	102,792	—
Charge for impaired asset	2,898	—	2,898	—

Total operating costs and expenses	452,778	297,363	771,950	587,231

Operating income (loss)	(33,875)	34,829	28,812	42,901

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(4,804)	(3,948)	(8,998)	(8,042)
Gain (loss) on investments in equity securities	(3,620)	343	(3,620)	509
Loss on sale of product line	(29,367)	—	(29,367)	—
Other	769	1,827	1,519	963
Investment income	12,428	12,624	24,042	26,061
Interest expense	(6,335)	(7,059)	(12,825)	(13,865)

Total other income (expenses)	(30,929)	3,787	(29,249)	5,626

Income (loss) before income taxes	(64,804)	38,616	(437)	48,527
Provision for income taxes	(9,726)	(10,293)	(28,724)	(13,431)

Net income (loss) before cumulative effect of change in accounting for goodwill	(74,530)	28,323	(29,161)	35,096
Cumulative effect of change in accounting for goodwill	—	—	—	(98,270)

Net income (loss)	$(74,530)	$28,323	$(29,161)	$(63,174)

Comprehensive income (loss), net of tax:
Net income (loss)	$(74,530)	$28,323	$(29,161)	$(63,174)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	44,120	47,999	58,894	38,799
Gain on affiliate sale of stock, net of tax	—	—	2,856	—
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	7,534	(2,752)	11,533	(26,709)
Reclassification adjustment for losses included in net income (loss)	2,288	81	2,288	81

Unrealized gains (losses) on securities, net of tax	9,822	(2,671)	13,821	(26,628)

Other	(146)	(541)	(77)	(163)

Other comprehensive income (loss)	53,796	44,787	75,494	12,008

Comprehensive income (loss)	$(20,734)	$73,110	$46,333	$(51,166)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General division net income	$62,781	$44,411	$120,574	$68,720
Tax benefit allocated from Genzyme Biosurgery	6,398	2,994	8,720	7,293
Tax benefit allocated from Genzyme Molecular Oncology	1,657	2,235	3,420	4,365

Net income allocated to Genzyme General Stock	$70,836	$49,640	$132,714	$80,378

Net income per share of Genzyme General Stock:
Basic	$0.33	$0.23	$0.62	$0.38

Diluted	$0.32	$0.23	$0.60	$0.36

Weighted average shares outstanding:
Basic	216,313	213,917	215,702	213,624

Diluted	222,867	219,634	221,650	220,349

Allocated to Biosurgery Stock:
Genzyme Biosurgery division net loss before cumulative effect of change in accounting for goodwill	$(152,554)	$(17,522)	$(166,656)	$(37,904)
Cumulative effect of change in accounting for goodwill	—	—	—	(98,270)

Genzyme Biosurgery division net loss	(152,554)	(17,522)	(166,656)	(136,174)
Allocated tax benefit	11,597	2,442	14,005	4,890

Net loss allocated to Biosurgery Stock	$(140,957)	$(15,080)	$(152,651)	$(131,284)

Net loss per share of Biosurgery Stock—basic and diluted:
Net loss per share before cumulative effect of change in accounting for goodwill	$(3.46)	$(0.38)	$(3.76)	$(0.83)
Per share cumulative effect of change in accounting for goodwill	—	—	—	(2.48)

Net loss per share of Biosurgery Stock—basic and diluted	$(3.46)	$(0.38)	$(3.76)	$(3.31)

Weighted average shares outstanding	40,681	39,637	40,630	39,600

Allocated to Molecular Oncology Stock:
Genzyme Molecular Oncology division net loss	$(4,409)	$(6,237)	$(9,224)	$(12,268)

Net loss per share of Molecular Oncology Stock—basic and diluted	$(0.26)	$(0.37)	$(0.54)	$(0.73)

Weighted average shares outstanding	16,978	16,801	16,958	16,782

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$342,630	$406,811
Short-term investments	246,183	105,992
Accounts receivable, net	316,326	287,141
Inventories	210,725	238,809
Prepaid expenses and other current assets	53,795	45,187
Due from Teleflex Incorporated	32,767	—
Deferred tax assets	106,065	105,094

Total current assets	1,308,491	1,189,034
Property, plant and equipment, net	882,609	802,448
Long-term investments	702,910	682,201
Notes receivable—related parties	12,131	11,918
Goodwill, net	489,313	592,075
Other intangible assets, net	678,309	734,478
Investments in equity securities	69,197	42,945
Other noncurrent assets	36,062	27,950

Total assets	$4,179,022	$4,083,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,478	$44,458
Accrued expenses	196,062	190,754
Income taxes payable	71,351	61,964
Deferred revenue	13,185	15,887
Current portion of long-term debt, convertible note and capital lease obligations	300,351	294,737

Total current liabilities	618,427	607,800
Long-term debt and capital lease obligations	25,092	25,038
Convertible debentures	575,000	575,000
Deferred revenue—noncurrent	3,611	1,771
Deferred tax liabilities	132,202	159,747
Other noncurrent liabilities	16,424	15,846

Total liabilities	1,370,756	1,385,202

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock:
Genzyme General Stock, $0.01 par value	2,175	2,148
Biosurgery Stock, $0.01 par value	407	405
Molecular Oncology Stock, $0.01 par value	170	169
Additional paid-in capital-Genzyme General Stock	1,883,309	1,810,358
Additional paid-in capital-Biosurgery Stock	814,595	823,364
Additional paid-in capital-Molecular Oncology Stock	148,943	148,799
Notes receivable from stockholders	(12,976)	(12,706)
Accumulated deficit	(160,129)	(130,968)
Accumulated other comprehensive income	131,772	56,278

Total stockholders' equity	2,808,266	2,697,847

Total liabilities and stockholders' equity	$4,179,022	$4,083,049

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(29,161)	$(63,174)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	73,248	64,326
Non-cash compensation expense	483	751
Provision for bad debts	1,328	3,795
Charge for impairment of goodwill	102,792	—
Charge for impaired asset	2,898	—
Equity in net loss of unconsolidated affiliates	8,998	8,042
(Gain) loss on investments in equity securities	3,620	(509)
Loss on sale of product line	29,367	—
Deferred income tax benefit	(20,367)	(7,488)
Other	(599)	3,128
Cumulative effect of change in accounting for goodwill	—	98,270
Increase (decrease) in cash from working capital changes:
Accounts receivable	(25,673)	(28,034)
Inventories	17,402	(5,015)
Prepaid expenses and other current assets	(7,703)	(5,648)
Accounts payable, accrued expenses and deferred revenue	(3,653)	(30,086)
Income taxes payable and tax benefits from stock options	10,135	24,993

Cash flows from operating activities	163,115	63,351

Cash Flows from Investing Activities:
Purchases of investments	(428,891)	(260,802)
Sales and maturities of investments	265,249	290,391
Purchases of equity securities	(1,900)	(2,210)
Proceeds from sales of equity securities	—	4,773
Purchases of property, plant and equipment	(111,890)	(96,199)
Investments in unconsolidated affiliates	(10,955)	(14,113)
Payment of technology license fee	(12,100)	—
Note received from a collaborator	—	(4,045)
Other	1,498	1,261

Cash flows from investing activities	(298,989)	(80,944)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	45,142	21,417
Proceeds from draw on credit facility	16,000	35,000
Payments of debt and capital lease obligations	(10,411)	(1,258)
Bank overdraft	472	4,157
Other	496	(1,298)

Cash flows from financing activities	51,699	58,018

Effect of exchange rate changes on cash	19,994	1,567

Increase (decrease) in cash and cash equivalents	(64,181)	41,992
Cash and cash equivalents at beginning of period	406,811	247,011

Cash and cash equivalents at end of period	$342,630	$289,003

Supplemental disclosure of non-cash transaction:
Disposition of Cardiac Devices business assets—Note 4.

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

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows of each of our divisions, and for our corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepared our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2002 data to conform to our 2003 presentation.

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

  Elimination of Tracking Stock Structure

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock, were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery and Genzyme Molecular Oncology are now allocated to Genzyme General. We have deregistered Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and notes thereto for each of our divisions but will continue to provide our consolidated financial statements and notes thereto for our corporation as a whole.

  Net Income (Loss) Per Share

        Through June 30, 2003, we calculated earnings per share for each series of stock using the two-class method. To calculate basic earnings per share for each series of stock, we divided the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculated diluted earnings per share, we also included in the denominator all potentially dilutive securities outstanding during the applicable period if inclusion of such securities was not anti-dilutive. We allocated our earnings to each series of our common stock based on the earnings attributable to that series of stock. Through June 30, 2003, the earnings attributable to Genzyme General Stock, as defined in our charter, were equal to the net income or loss of Genzyme General determined in accordance with accounting principles generally accepted in the United States, and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies in effect at the time. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock were defined similarly and, as such, were based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

        Through June 30, 2003, we calculated the income tax provision of each division as if such division were a separate taxpayer, which included assessing the realizability of deferred tax assets at the division level. Our management and accounting policies in effect at the time provided that if, as of the end of any fiscal quarter, a division could not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General and included in earnings attributable to Genzyme General Stock were (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Tax benefits allocated from:
Genzyme Biosurgery	$6,398	$2,994	$8,720	$7,293
Genzyme Molecular Oncology	1,657	2,235	3,420	4,365

Total	$8,055	$5,229	$12,140	$11,658

        As of June 30, 2003, the total tax benefits previously allocated to Genzyme General from Genzyme Biosurgery and Genzyme Molecular Oncology were (amounts in thousands):

Genzyme Biosurgery	$220,540
Genzyme Molecular Oncology	49,135

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we will cease allocating earnings or losses to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings will be allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 will remain allocated to those stocks and will not be affected by the elimination of our tracking stock structure. In addition, we will cease providing separate financial statements for our divisions and will only provide our consolidated financial statements and management's discussion and analysis for our corporation as a whole.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," as amended, and Emerging Issues Task Force, or EITF, Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," the following table sets forth our net income (loss) data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards. The resulting compensation expense would be allocated to each division in accordance with our allocation policies (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(74,530)	$28,323	$(29,161)	$(63,174)
Add: stock-based compensation included in as reported, net of tax	152	228	305	475
Deduct: pro forma stock-based compensation expense, net of tax	(31,759)	(27,373)	(45,143)	(39,665)

Pro forma	$(106,137)	$1,178	$(73,999)	$(102,364)

Net income per share allocated to Genzyme General Stock:
Basic:
As reported	$0.33	$0.23	$0.62	$0.38
Add: stock-based compensation, net of tax, included in as reported	0.00	0.00	0.00	0.00
Deduct: pro forma stock-based compensation expense, net of tax	(0.14)	(0.11)	(0.19)	(0.16)

Pro forma	$0.19	$0.12	$0.43	$0.22

Diluted:
As reported	$0.32	$0.23	$0.60	$0.36
Add: stock-based compensation, net of tax, included in as reported	0.00	0.00	0.00	0.00
Deduct: pro forma stock-based compensation expense, net of tax	(0.14)	(0.11)	(0.19)	(0.15)

Pro forma	$0.18	$0.12	$0.41	$0.21

Net loss per share allocated to Biosurgery Stock—basic and diluted:
As reported	$(3.46)	$(0.38)	$(3.76)	$(3.31)
Deduct: pro forma stock-based compensation expense, net of tax	(0.03)	(0.07)	(0.06)	(0.10)

Pro forma	$(3.49)	$(0.45)	$(3.82)	$(3.41)

Net loss per share allocated to Molecular Oncology Stock—basic and diluted:
As reported	$(0.26)	$(0.37)	$(0.54)	$(0.73)
Deduct: pro forma stock-based compensation expense, net of tax	(0.04)	(0.07)	(0.09)	(0.12)

Pro forma	$(0.30)	$(0.44)	$(0.63)	$(0.85)

The effects of applying SFAS No. 123 are not likely to be representative of the effects on reported net income (loss) in future years. Additional awards of options to purchase shares of Genzyme General Stock in future years are anticipated. As a result of the elimination of our tracking stock structure, there will be no future awards of options to purchase shares of either Biosurgery Stock or Molecular Oncology Stock.

  Recent Accounting Pronouncements

        In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We do not expect EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of adopting FIN 46.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial condition or results of operations.

3.    Net Income (Loss) Per Share

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income per share allocated to Genzyme General Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Genzyme General division net income	$62,781	$44,411	$120,574	$68,720
Tax benefit allocated from Genzyme Biosurgery	6,398	2,994	8,720	7,293
Tax benefit allocated from Genzyme Molecular Oncology	1,657	2,235	3,420	4,365

Net income allocated to Genzyme General Stock—basic and diluted	$70,836	$49,640	$132,714	$80,378

Shares used in computing net income per common share—basic	216,313	213,917	215,702	213,624
Effect of dilutive securities:
Stock options (1)	6,543	5,708	5,938	6,710
Warrants and stock purchase rights	11	9	10	15

Dilutive potential common shares (2)	6,554	5,717	5,948	6,725

Shares used in computing net income per share—diluted (1,2)	222,867	219,634	221,650	220,349

Net income per share of Genzyme General Stock:
Basic	$0.33	$0.23	$0.62	$0.38

Diluted	$0.32	$0.23	$0.60	$0.36

    (1)
    We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares of Genzyme General Stock issuable for options	15,095	8,062	14,417	7,579

    (2)
    We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures allocated to Genzyme General in the computation of Genzyme General's dilutive earnings per share for each of the periods presented, because the conditions for conversion had not been met. The debentures are contingently convertible into approximately 8.2 million shares of Genzyme General Stock at an initial conversion price of $70.30 per share.

  Biosurgery Stock:

        For all periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares of Biosurgery Stock issuable for options	7,727	6,798	7,796	6,746
Warrants to purchase shares of Biosurgery Stock	7	8	7	8
Biosurgery designated shares (1)	3,128	3,115	3,128	3,115
Biosurgery designated shares reserved for options (1)	62	80	62	80
Shares issuable upon conversion of the 6.9% convertible subordinated note allocated to Genzyme Biosurgery (2)	—	358	—	358

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	10,924	10,359	10,993	10,307

    (1)
    Biosurgery designated shares are authorized shares of Biosurgery Stock that are not issued and outstanding, but which our board of directors may issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. As of June 30, 2003, there were approximately 3.2 million Biosurgery designated shares.

    (2)
    We assumed this note upon our acquisition of Biomatrix, Inc. in 2000. In May 2003, we used cash allocated to Genzyme Biosurgery to satisfy this note.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares of Molecular Oncology Stock issuable for options	3,429	2,804	3,465	2,169
Molecular Oncology designated shares (1)	1,651	1,651	1,651	1,651

Total shares excluded from the calculation of diluted net loss per share of Molecular Oncology Stock	5,080	4,455	5,116	3,820

    (1)
    Molecular Oncology designated shares are authorized shares of Molecular Oncology Stock that are not issued and outstanding, but which our board of directors may issue, sell, or distribute without allocating the proceeds to Genzyme Molecular Oncology. As of June 30, 2003, there were approximately 1.7 million Molecular Oncology designated shares.

4.    Disposition of Cardiac Devices Business Assets and Charge for Impaired Asset

      On June 30, 2003, we sold substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal® product line and certain other assets, to Teleflex Incorporated, or Teleflex, for $32.8 million in cash. In addition, Teleflex assumed $6.3 million of trade obligations directly associated with our cardiac devices business. The sale was completed on June 30, 2003 after banking hours and, as a result, the proceeds were not received until July 1, 2003. We recorded the proceeds as a receivable due from Teleflex in our consolidated balance sheet and the combined balance sheet of Genzyme Biosurgery at June 30, 2003. The assets sold had a net carrying value of $68.1 million at the time of the sale. We recorded a net loss of $29.4 million in our consolidated statements of operations and in the combined statements of operations of Genzyme Biosurgery in June 2003 in connection with this sale. We also recorded a tax benefit of $9.2 million for the reversal of related deferred tax liabilities, which was recorded in our consolidated statements of operations and allocated to Biosurgery Stock. Teleflex is leasing the manufacturing facility that we own in Fall River, Massachusetts through December 2004 with an option to extend the term to June 30, 2005. We have also entered into several transitional services agreements with Teleflex under which we will each provide and receive certain services for specified periods of time and fees as described in the agreements.

        In connection with the sale of assets to Teleflex, we tested the carrying value of our manufacturing facility in Fall River, Massachusetts in June 2003 to determine whether the impairment recognition criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. In evaluating the facility for impairment, we considered the risks associated with the eventual sale of this facility, including the probability of finding a buyer for the facility, the amount of time that would likely be required to market and complete the sale of the facility and the estimated range of net proceeds that we could expect to receive. Our impairment analysis indicated that the carrying value for the Fall River facility would not be fully recoverable. As a result of this assessment, we recorded a charge for impaired asset of $2.9 million in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery in June 2003 to write down the carrying value of the Fall River facility to its estimated fair value.

5.    Inventories

	June 30, 2003	December 31, 2002
	(Amounts in thousands)
Raw materials	$48,173	$45,751
Work-in-process	94,632	77,274
Finished products	67,920	115,784

Total	$210,725	$238,809

        In June 2003, we sold $21.3 million of inventory related to our cardiac devices business to Teleflex.

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not yet been approved for sale. If a product is not approved for sale, it would likely result in the write off of the inventory and a charge to earnings. At June 30, 2003, our total inventories for products that have not yet been approved for sale are not significant.

        We own a 50% interest in our joint venture with BioMarin Pharmaceutical, Inc., or BioMarin, for the development and commercialization of Aldurazyme® enzyme as an enzyme replacement therapy of people with an LSD known as mucopolysaccharidosis I, or MPS I. We received FDA marketing approval for Aldurazyme enzyme on April 30, 2003 and European marketing approval for the product from the European Commission on June 11, 2003. At June 30, 2003, our joint venture has $6.9 million of inventory related to a revised formulation of Aldurazyme enzyme that has not yet been approved for sale, of which $3.5 million represents our portion of the unapproved inventory for the joint venture. If this inventory is not approved for sale, our joint venture would likely have to write off the inventory, and, as a result, we would have to record a charge to earnings for our portion of the inventory write off.

6.    Goodwill and Other Intangible Assets

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

  Cumulative Effect of Change in Accounting for Goodwill

        Upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery in March 2002.

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. The following table provides information on the changes in our net goodwill during the six months ended June 30, 2003 (amounts in thousands):

	As of December 31, 2002	Adjustments	Impairment	As of June 30, 2003
Goodwill:
Genzyme General:
Therapeutics	$380,854	$—	$—	$380,854
Renal	82,477	—	—	82,477
Diagnostic Products (1)	33,216	4	—	33,220
Other (1)	56,633	26	—	56,659

Total	553,180	30	—	553,210
Genzyme Biosurgery (2)	122,271	—	(113,857)	8,414
Genzyme Molecular Oncology	—	—	—	—

Total	675,451	30	(113,857)	561,624
Accumulated amortization (2)	(83,376)	—	11,065	(72,311)

Goodwill, net	$592,075	$30	$(102,792)	$489,313

    (1)
    The adjustments to goodwill for the six months ended June 30, 2003 relate to foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

    (2)
    In connection with our assessment of the value of Genzyme Biosurgery and the elimination of our tracking stock structure, we determined that the fair value of Genzyme Biosurgery's net assets was lower than their carrying value, indicating a potential impairment of the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit, which resulted from our acquisition of Biomatrix in December 2000. Based on the analysis performed to date, we have concluded that the goodwill assigned to Genzyme Biosurgery's orthopaedics reporting unit is fully impaired. Accordingly, we recorded an estimated charge for impairment of goodwill of $102.8 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in June 2003 to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$551,867	$(110,209)	$441,658	$551,836	$(88,222)	$463,614
Patents (1)	184,373	(36,587)	147,786	196,997	(37,014)	159,983
Trademarks (1)	58,027	(13,035)	44,992	91,754	(15,945)	75,809
License fees (1,2)	38,072	(8,123)	29,949	26,862	(7,261)	19,601
Distribution agreements	13,950	(4,422)	9,528	13,950	(3,550)	10,400
Customer lists	8,324	(4,447)	3,877	8,324	(4,031)	4,293
Other	11,602	(11,083)	519	12,242	(11,464)	778

Total	$866,215	$(187,906)	$678,309	$901,965	$(167,487)	$734,478

(1)
Reflects the sale of our cardiac devices business in June 2003, including:

•
$4.6 million in net patents;

•
$27.8 million in net tradenames; and

•
$0.7 million in net license fees.

(2)
On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme. As a result, pursuant to the terms of our joint venture agreement with BioMarin, we became obligated to pay BioMarin a $12.1 million milestone payment, which we paid in May 2003, using cash allocated to Genzyme General, and capitalized as a license fee.

        All of our other intangible assets are amortized over their estimated useful lives, which range from 1.5 years to 15 years. Total amortization expense for our other intangible assets was:

  •
  $17.6 million for the three months ended June 30, 2003;

  •
  $17.9 million for the three months ended June 30, 2002;

  •
  $35.1 million for the six months ended June 30, 2003; and

  •
  $35.8 million for the six months ended June 30, 2002.

        Amortization expense includes $0.3 million for the three months and $0.6 million for the six months ended June 30, 2002 related to the amortization of a non-compete agreement that was charged to cost of products sold. This agreement concluded and the related intangible asset was fully amortized as of December 31, 2002.

        The estimated future amortization expense for our other intangible assets as of June 30, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense
2003 (remaining six months)	$34,482
2004	68,525
2005	68,173
2006	65,807
2007	65,804
2008	65,030

7.    Sale of GTC Common Stock

      On April 4, 2002, GTC Biotherapeutics, Inc., formerly known as Genzyme Transgenics Corporation and which we refer to as GTC, purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 17% of the shares of GTC common stock outstanding as of June 30, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General includes charges of $1.0 million for the three months and $2.1 million for the six months ended June 30, 2002 representing our portion of the losses of GTC.

8.    Investments in Equity Securities

        At December 31, 2002, the remaining 4.9 million shares of GTC common stock that we held did not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" because we were within the first 12 months of the 24-month lock-up provision described above. As a result, we carried our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Effective April 4, 2003, we began the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold now qualify as marketable securities under SFAS No. 115 and are carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED Inc., or ABIOMED, because we considered the decline in value of this investment to be other than temporary. Given the significance and duration of the decline as of June 30, 2003, we concluded that it was unclear over what period the recovery of the stock price for this investment would take place, and, accordingly, that any evidence suggesting that the investment would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of this investment.

        At June 30, 2003, our stockholders' equity includes $16.4 million of unrealized gains and $0.3 million of unrealized losses related to our other investments in equity securities, all of which were allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary.

9.    Investment in Peptimmune, Inc.

        In January 2002, we formed Peptimmune, Inc., or Peptimmune, as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of its outstanding stock. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to this sale, which was recorded as an increase to our investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in stockholders' equity in our consolidated balance sheet. Although our ownership interest in Peptimmune has declined below 20%, we account for our investment in Peptimmune under the equity method of accounting because certain factors exist that cause us to continue to have significant influence over Peptimmune, including that the chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have service agreements with Peptimmune. Our equity in the net losses of Peptimmune have not been significant to date.

10.    Revolving Credit Facility and Convertible Note

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the second quarter of 2003, we drew down $16.0 million under this facility and allocated the proceeds to Genzyme Biosurgery. At June 30, 2003, $300.0 million remained outstanding under this facility, all of which was repaid on August 11, 2003. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in aggregate, 2.5% at June 30, 2003. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        In May 2003, we used $10.0 million of cash allocated to Genzyme Biosurgery to satisfy the 6.9% convertible note we assumed upon our acquisition of Biomatrix.

11.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of June 30, 2003 which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        Two lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court on May 28, 2003, is a purported class action on behalf of holders of Biosurgery Stock alleging a breach of an implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case is seeking an injunction to adjust the exchange ratio for the tracking stock exchange. We filed our answer to this complaint on July 21, 2003. The second case, filed in the United States District Court for the Southern District of New York on June 3, 2003, was brought by two holders of Biosurgery Stock alleging violations of federal securities laws as well as a breach of an implied covenant of good faith and fair dealing in our charter, a breach of our board of directors' fiduciary duties, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs sought an injunction to prevent the tracking stock exchange, but they withdrew that motion on June 19, 2003. The plaintiffs are also seeking an adjustment to the exchange ratio, the recission of the acquisition of Biomatrix, and unspecified compensatory damages. We filed a motion to dismiss this complaint on July 2, 2003. Rather than reply to this motion, the plaintiffs amended their complaint on August 1, 2003. This amended complaint asserts class action status and, except for the recission on the Biomatrix acquisition, seeks the same relief as the original complaint. We believe both cases are without merit and plan on defending against them vigorously. We are not able to predict the outcome of these cases or estimate the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, we have not accrued any amounts in connection with this contingency.

        In 2001, Genzyme Limited, our wholly-owned subsidiary in the United Kingdom, established a home nursing and infusion service to support patients receiving Cerezyme® enzyme and our other enzyme replacement therapies following the expiration of a contract with a third party service provider. This third party lodged a complaint with the Office of Fair Trading in the United Kingdom. The OFT is a non-governmental organization empowered to enforce certain consumer and competition legislation in the United Kingdom. The OFT commenced an investigation of this service, alleging that it contravened competition laws in the United Kingdom. While we believe that the provision of home healthcare services by our subsidiary and our pricing for Cerezyme enzyme in the United Kingdom fully complies with applicable laws, we cooperated in this investigation. In March 2003, the OFT ruled that this service did, in fact, violate United Kingdom competition law, and as a result fined Genzyme Limited approximately 6.8 million Pounds Sterling and required modifications to our pricing structure for Cerezyme enzyme in the United Kingdom. We have appealed this finding to the United Kingdom Competition Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. Hearings were held in April 2003 and May 2003 regarding the stay of the OFT's decision. In May 2003, the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount during the pendency of the appeal process. Genzyme Limited filed its appeal brief in May 2003 and expects the appeal hearing to take place in September 2003. We are confident that we will prevail on appeal and believe it probable that we will not have to pay a material fine or permanently modify our Cerezyme pricing structure. We have not accrued any amounts in connection with this contingency.

        The staff of the FTC is investigating our acquisition of Novazyme Pharmaceuticals, Inc. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating with the FTC in its investigation which is currently ongoing.

        In April 2002, Snowden Pencer, Inc., or SPI, initiated dispute resolution procedures alleging that we breached representations and warranties and committed fraud and intentional misconduct relating to the sale of our Snowden-Pencer line of surgical instruments to SPI in November 2001. An arbitration hearing is ongoing. We believe the claims made by SPI are without merit and intend to vigorously defend the claims. Based on the advice of counsel, management does not believe that it is probable that we will be required to pay a material amount in connection with this claim. We have not accrued any amounts in connection with this contingency.

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

        We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2003.

        We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. The estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2003.

12.    Tax Provision

	Three Months Ended June 30			Six Months Ended June 30,
			Increase (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(9,726)	$(10,293)	(6)%	$(28,724)	$(13,431)	114%
Effective tax rate	15%	27%		6,573%	28%

        Our tax rates for all periods presented vary from the United States statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales;

  •
  use of tax credits; and

  •
  the impact of the write off of nondeductible goodwill in 2003.

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

        We provide information concerning the operations of these reportable segments in the following table (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Genzyme General:
Therapeutics	$220,158	$173,933	$417,369	$335,240
Renal (1)	66,002	39,543	124,768	69,075
Diagnostic Products	22,554	20,530	45,750	40,368
Other (2)	38,216	32,303	72,580	63,091
Eliminations/Adjustments (3)	733	859	1,241	1,541

Total Genzyme General	347,663	267,168	661,708	509,315
Genzyme Biosurgery	68,758	62,863	134,384	116,234
Genzyme Molecular Oncology	2,482	2,161	4,670	4,583

Total	$418,903	$332,192	$800,762	$630,132

Net income (loss):
Genzyme General:
Therapeutics	$60,813	$43,349	$111,945	$75,191
Renal (1)	5,368	(4,503)	9,163	(9,630)
Diagnostic Products	1,165	681	3,127	(764)
Other (2)	2,980	1,024	4,325	3,215
Eliminations/Adjustments (3)	(7,545)	3,860	(7,986)	708

Net income for Genzyme General	62,781	44,411	120,574	68,720

Genzyme Biosurgery:
Net loss for Genzyme Biosurgery before cumulative effect of change in accounting for goodwill (4)	(152,554)	(17,522)	(166,656)	(37,904)
Cumulative effect of change in accounting for goodwill (5)	—	—	—	(98,270)

Net loss for Genzyme Biosurgery	(152,554)	(17,522)	(166,656)	(136,174)
Genzyme Molecular Oncology	(4,409)	(6,237)	(9,224)	(12,268)
Eliminations/Adjustments (6)	19,652	7,671	26,145	16,548

Total	$(74,530)	$28,323	$(29,161)	$(63,174)

    (1)
    In September 2002, we created our Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments for Genzyme General. We have reclassified our segment disclosures for the three and six months ended June 30, 2002 to conform to the presentation for the three and six months ended June 30, 2003.

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

    (4)
    For the three and six months ended June 30, 2003 includes:

    •
    an estimated charge for impairment of goodwill of $102.8 million to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit; and

    •
    a net loss of $29.4 million recorded in connection with the sale of substantially all of the tangible and intangible assets of our cardiac devices business to Teleflex in June 2003 (see Note 4., "Disposition of Cardiac Devices Business Assets and Charge for Impaired Asset" above).

    (5)
    In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative effect impairment charge of $98.3 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in March 2002.

    (6)
    Includes income tax benefits that have not been recognized in the tax provisions of our divisions.

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2003	December 31, 2002
Segment Assets:
Genzyme General (1):
Therapeutics	$1,037,674	$1,127,493
Renal	480,717	467,164
Diagnostic Products	103,308	103,636
Other (2)	95,136	89,705
Eliminations/Adjustments (3)	2,109,811	1,767,803

Total Genzyme General	3,826,646	3,555,801
Genzyme Biosurgery (4)	392,011	560,792
Genzyme Molecular Oncology	1,610	13,981
Eliminations/Adjustments (5)	(41,245)	(47,525)

Total	$4,179,022	$4,083,049

    (1)
    Segment assets for Genzyme General include primarily cash, cash equivalents, investments, accounts receivable, inventory and certain fixed and intangible assets.

    (2)
    Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

    (3)
    Eliminations/Adjustments for Genzyme General consists primarily of cash, cash equivalents, short- and long-term investments, equity investments, net property, plant and equipment and deferred tax assets that we do not allocate to a particular segment of Genzyme General.

    (4)
    At June 30, 2003, reflects reductions of:

    •
    $102.8 million resulting from the estimated charge for impairment of goodwill recorded in June 2003 related to the write off of the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit; and

    •
    $68.1 million resulting from the sale of substantially all of the tangible and intangible assets of our cardiac devices business excluding our Fall River, Massachusetts facility, the assets related to our FocalSeal product line and certain other assets, to Teleflex in June 2003 (see Note 4., "Disposition of Cardiac Devices Business Assets and Charge for Impaired Asset" above).

    (5)
    Represents primarily the elimination of interdivisional balances.

14.    Subsequent Event

      On August 13, 2003, we launched an all cash tender offer for all of the outstanding shares of SangStat Medical Corporation, or SangStat, for $22.50 per outstanding share, or approximately $600 million. The transaction, which we expect to be completed in September 2003, is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net product sales	$321,553	$242,756	$610,592	$461,219
Net service sales	25,321	22,420	49,776	43,595
Revenues from research and development contracts:
Related parties	684	784	1,122	1,396
Other	105	1,208	218	3,105

Total revenues	347,663	267,168	661,708	509,315

Operating costs and expenses:
Cost of products sold	75,195	50,765	144,771	98,364
Cost of services sold	16,479	12,854	29,943	24,720
Selling, general and administrative	95,203	80,519	180,449	156,909
Research and development (including research and development related to contracts)	58,834	56,477	115,163	120,313
Amortization of intangibles	9,873	9,723	19,609	19,441

Total operating costs and expenses	255,584	210,338	489,935	419,747

Operating income	92,079	56,830	171,773	89,568

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(4,804)	(3,948)	(8,998)	(8,042)
Gain (loss) on investments in equity securities	(3,620)	343	(3,620)	509
Other	774	1,749	1,554	852
Investment income	12,058	12,079	23,339	25,031
Interest expense	(4,328)	(4,678)	(8,605)	(9,219)

Total other income (expenses)	80	5,545	3,670	9,131

Income before income taxes	92,159	62,375	175,443	98,699
Provision for income taxes	(29,378)	(17,964)	(54,869)	(29,979)

Division net income	$62,781	$44,411	$120,574	$68,720

Comprehensive income (loss), net of tax:
Division net income	$62,781	$44,411	$120,574	$68,720

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43,768	47,503	57,172	42,140
Gain on affiliate sale of stock, net of tax	—	—	2,856	—
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities, net of tax	7,620	(2,923)	11,666	(26,788)
Reclassification adjustment for losses included in division net income	2,288	81	2,288	81

Unrealized gains (losses) on securities, net	9,908	(2,842)	13,954	(26,707)

Other	(146)	(541)	(77)	(163)

Other comprehensive income (loss)	53,530	44,120	73,905	(15,270)

Comprehensive income	$116,311	$88,531	$194,479	$83,990

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$314,856	$372,605
Short-term investments	246,183	94,339
Accounts receivable, net	290,754	251,318
Inventories	192,689	196,396
Prepaid expenses and other current assets	50,766	42,558
Due from Genzyme Biosurgery	29,178	32,641
Due from Genzyme Molecular Oncology	4,855	5,494
Deferred tax assets	104,834	105,094

Total current assets	1,234,115	1,100,445
Property, plant and equipment, net	841,175	749,840
Long-term investments	702,910	682,201
Notes receivable—related parties	12,131	11,918
Goodwill, net	481,729	481,699
Other intangible assets, net	444,161	451,661
Investments in equity securities	67,046	42,945
Due from Genzyme Biosurgery—noncurrent	8,443	9,390
Other noncurrent assets	34,936	25,702

Total assets	$3,826,646	$3,555,801

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$31,196	$35,978
Accrued expenses	174,137	170,186
Income taxes payable	69,413	58,107
Deferred revenue	9,791	10,588
Current portion of long-term debt and capital lease obligations	26	13

Total current liabilities	284,563	274,872
Long-term debt and capital lease obligations	25,092	25,038
Convertible debentures	575,000	575,000
Deferred tax liability	59,551	81,933
Deferred revenue—noncurrent	3,611	—
Other noncurrent liabilities	13,348	13,074

Total liabilities	961,165	969,917
Commitments and contingencies (Note 9)
Division equity	2,865,481	2,585,884

Total liabilities and division equity	$3,826,646	$3,555,801

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Division net income	$120,574	$68,720
Reconciliation of division net income to net cash from operating activities:
Depreciation and amortization	54,485	45,205
Non-cash compensation expense	483	751
Provision for bad debts	990	3,424
Equity in net loss of unconsolidated affiliates	8,998	8,042
(Gain) loss on investments in equity securities	3,620	(509)
Deferred income tax benefit	(6,362)	(7,488)
Other	5	3,305
Increase (decrease) in cash from working capital changes:
Accounts receivable	(30,266)	(30,303)
Inventories	13,679	(7,335)
Prepaid expenses and other current assets	(6,889)	(5,919)
Due from Genzyme Biosurgery	4,410	(1,947)
Due from Genzyme Molecular Oncology	639	1,186
Accounts payable, accrued expenses and deferred revenue	(3,527)	(6,642)
Income taxes payable and tax benefits from stock options	24,194	26,880

Cash flows from operating activities	185,033	97,370

Cash Flows from Investing Activities:
Purchases of investments	(428,891)	(239,358)
Sales and maturities of investments	253,705	288,872
Purchases of equity securities	(1,525)	(2,210)
Proceeds from sales of equity securities	—	4,773
Purchases of property, plant and equipment	(109,741)	(94,268)
Investments in unconsolidated affiliates	(10,955)	(14,113)
Payment of technology license fee	(12,100)	—
Note received from a collaborator	—	(4,045)
Other	383	1,263

Cash flows from investing activities	(309,124)	(59,086)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Genzyme General Stock	44,690	20,801
Payments of debt and capital lease obligations	(12)	(775)
Receipt of NeuroCell joint venture refund from Genzyme Biosurgery	—	27,063
Bank overdraft	897	4,469
Other	406	(3,791)

Cash flows from financing activities	45,981	47,767

Effect of exchange rate changes on cash	20,361	3,128

Increase (decrease) in cash and cash equivalents	(57,749)	89,179
Cash and cash equivalents at beginning of period	372,605	167,253

Cash and cash equivalents at end of period	$314,856	$256,432

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME GENERAL

A Division of Genzyme Corporation

Notes To Unaudited, Combined Financial Statements

1.    Description of Business

        Genzyme General is our operating division that develops and markets:

    •
    therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitatiting diseases, including a family of diseases known as LSDs, and other specialty therapeutics;

    •
    renal products, with a focus on products that treat patients suffering from renal diseases, including chronic renal failure;

    •
    diagnostic products, with a focus on in vitro diagnostics; and

    •
    other products and services, such as genetic testing services and pharmaceutical drug materials.

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        The unaudited, combined financial statements of Genzyme General for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme General. We also allocate a portion of our corporate operations to Genzyme General using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme General's combined financial statements included in Exhibit 13.2 to our 2002 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme General following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2002 data to conform to our 2003 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme General's financial position and operating results. Since these are interim financial statements, you should also read the combined financial statements and notes for Genzyme General included in our 2002 Form 10-K.

  Elimination of Tracking Stock Structure

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock, were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery and Genzyme Molecular Oncology are now allocated to Genzyme General. We have deregistered Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions and the interdivisional financing arrangements previously approved by our board of directors that had made a portion of Genzyme General's cash available to Genzyme Biosurgery and Genzyme Molecular Oncology. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and notes thereto for each of our divisions but will continue to provide our consolidated financial statements and notes thereto for our corporation as a whole.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," the following table sets forth Genzyme General's division net income data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Division net income:
As reported	$62,781	$44,411	$120,574	$68,720
Add: stock-based compensation included in as reported, net of tax	152	228	305	475
Deduct: pro forma stock-based compensation expense, net of tax	(30,576)	(24,994)	(42,697)	(35,982)

Pro forma	$32,357	$19,645	$78,182	$33,213

  Recent Accounting Pronouncements

        We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "Basis of Presentation and Significant Accounting Policies—Recent Accounting Pronouncements," to our consolidated financial statements, which we incorporate by reference into this note.

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

4.    Inventories

	June 30, 2003	December 31, 2002
	(Amounts in thousands)
Raw materials	$43,554	$33,934
Work-in-process	89,497	68,441
Finished products	59,638	94,021

Total	$192,689	$196,396

        Genzyme General capitalizes inventory produced for commercial sale, which may result in the capitalization of inventory that has not yet been approved for sale. If a product is not approved for sale, it would likely result in the write off of the inventory and a charge to earnings. At June 30, 2003, Genzyme General's total inventories for products that have not yet been approved for sale are not significant.

        We own a 50% interest in our joint venture with BioMarin for the development and commercialization of Aldurazyme enzyme as an enzyme replacement therapy for people with an LSD known as MPS I. We received FDA marketing approval for Aldurazyme enzyme on April 30, 2003 and European marketing approval for the product from the European Commission on June 11, 2003. At June 30, 2003, our joint venture has $6.9 million of inventory related to a revised formulation of Aldurazyme enzyme that has not yet been approved for sale, of which $3.5 million represents our portion of the unapproved inventory of the joint venture. If this inventory is not approved for sale, our joint venture would likely have to write off the inventory, and, as a result, we would have to record a charge to earnings for our portion of the inventory write off.

5.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, Genzyme General adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. We are required to perform impairment tests under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. During the three and six months ended June 30, 2003, there were no events or changes in circumstances that would have caused an impairment review of the goodwill or other intangible assets allocated to Genzyme General.

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, Genzyme General ceased amortizing goodwill. The following table provides information on the changes in net goodwill attributable to Genzyme General's reporting segments during the six months ended June 30, 2003 (amounts in thousands):

	As of December 31, 2002	Adjustments	As of June 30, 2003
Goodwill:
Therapeutics	$380,854	$—	$380,854
Renal	82,477	—	82,477
Diagnostic Products (1)	33,216	4	33,220
Other (1)	56,633	26	56,659

Total	553,180	30	553,210
Accumulated amortization	(71,481)	—	(71,481)

Goodwill, net	$481,699	$30	$481,729

    (1)
    The adjustments to goodwill for the six months ended June 30, 2003 relate to foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

  Other Intangible Assets

        The following table contains information on Genzyme General's other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$378,489	$(70,379)	$308,110	$378,457	$(56,294)	$322,163
Patents	117,574	(20,766)	96,808	117,574	(16,863)	100,711
Trademarks	6,526	(1,108)	5,418	6,526	(890)	5,636
License fees (1)	38,072	(8,123)	29,949	25,972	(7,114)	18,858
Customer lists	8,324	(4,448)	3,876	8,324	(4,031)	4,293
Other	10,045	(10,045)	—	10,045	(10,045)	—

Total	$559,030	$(114,869)	$444,161	$546,898	$(95,237)	$451,661

(1)
On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme. As a result, pursuant to the terms of our joint venture agreement with BioMarin, we became obligated to pay BioMarin a $12.1 million milestone payment, which we paid in May 2003, using cash allocated to Genzyme General, and capitalized as a license fee.

        All of Genzyme General's other intangible assets are amortized over their estimated useful lives, which range from 1.5 years to 15 years. Total amortization expense for Genzyme General's other intangible assets was:

  •
  $ 9.9 million for the three months ended June 30, 2003;

  •
  $10.0 million for the three months ended June 30, 2002;

  •
  $19.6 million for the six months ended June 30, 2003; and

  •
  $20.0 million for the six months ended June 30, 2002.

        Amortization expense includes $0.3 million for the three months and $0.6 million for the six months ended June 30, 2002 related to the amortization of a non-compete agreement that was charged to cost of products sold. This agreement concluded and the related intangible asset was fully amortized as of December 31, 2002.

        The estimated future amortization expense for Genzyme General's other intangible assets as of June 30, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense
2003 (remaining six months)	$19,931
2004	39,744
2005	39,651
2006	37,285
2007	37,282
2008	36,571

6.    Sale of GTC Common Stock

      On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 17% of the shares of GTC common stock outstanding as of June 30, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General includes charges of $1.0 million for the three months and $2.1 million for the six months ended June 30, 2002 representing our portion of the losses of GTC.

7.    Investments in Equity Securities

        At December 31, 2002, the remaining 4.9 million shares of GTC common stock that we held did not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," because we were within the first 12 months of the 24-month lock-up provision described above. As a result, we carried our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Effective April 4, 2003, we began the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold now qualify as marketable securities under SFAS No. 115 and are carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED because we considered the decline in value of this investment to be other than temporary. Given the significance and duration of the decline as of June 30, 2003, we concluded that it was unclear over what period the recovery of the stock price for this investment would take place, and, accordingly, what any evidence suggesting that the investment would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of this investment.

        At June 30, 2003, Genzyme General's division equity includes $16.4 million of unrealized gains and $0.3 million of unrealized losses related to our other investments in equity securities, all of which were allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary.

8.    Investment in Peptimmune, Inc.

        In January 2002, we formed Peptimmune, as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of its outstanding stock. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to this sale, which was recorded as an increase to Genzyme General's investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in division equity in Genzyme General's combined balance sheet. Although our ownership interest in Peptimmune has declined below 20%, we account for our investment in Peptimmune under the equity method of accounting because certain factors exist that cause us to continue to have significant influence over Peptimmune, including that the chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have service agreements with Peptimmune. Our equity in the net losses of Peptimmune have not been significant to date.

9.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of June 30, 2003 which, if adversely decided, would have a material adverse effect on Genzyme General's results of operations, financial condition or liquidity. For more information regarding legal proceedings and claims, we suggest that you read Note 11., "Other Commitments and Contingencies," to our consolidated financial statements. We incorporate that information into this note by reference.

  Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Genzyme General applied the disclosure provisions of FIN 45 as of December 31, 2002. For more information, we suggest that you read Note 11., "Other Commitments and Contingencies—Guarantees," to our consolidated financial statements. We incorporate that information into this note by reference.

10.    Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(29,378)	$(17,964)	64%	$(54,869)	$(29,979)	83%
Effective tax rate	32%	29%		31%	30%

        Genzyme General's tax rates for all periods presented vary from the United States statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

11.    Segment Information

        In accordance with SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information," we present segment information for Genzyme General in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, Genzyme General has three reportable segments:

  •
  Therapeutics, which develops, manufactures and distributes human therapeutic products with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSD's, and other specialty therapeutics. The business derives substantially all of its revenue from sales of Cerezyme enzyme, Fabrazyme enzyme and Thyrogen hormone;

  •
  Renal, which develops products that treat patients suffering from renal diseases, including chronic renal failure. The segment derives substantially all of its revenue from sales of Renagel phosphate binder; and

  •
  Diagnostic Products, which provides diagnostic products to niche markets focusing on in vitro diagnostics.

        We provide information concerning the operations of these reportable segments in the following table (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Therapeutics	$220,158	$173,933	$417,369	$335,240
Renal (1)	66,002	39,543	124,768	69,075
Diagnostic Products	22,554	20,530	45,750	40,368
Other (2)	38,216	32,303	72,580	63,091
Eliminations/Adjustments (3)	733	859	1,241	1,541

Total	$347,663	$267,168	$661,708	$509,315

Division net income:
Therapeutics	$60,813	$43,349	$111,945	$75,191
Renal (1)	5,368	(4,503)	9,163	(9,630)
Diagnostic Products	1,165	681	3,127	(764)
Other (2)	2,980	1,024	4,325	3,215
Eliminations/Adjustments (3)	(7,545)	3,860	(7,986)	708

Division net income	$62,781	$44,411	$120,574	$68,720

    (1)
    In September 2002, we created our Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder and amounts attributable to our research and development programs focused on renal diseases. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment and amounts attributable to our renal research and development programs had been included in Eliminations/Adjustments for Genzyme General. We have reclassified Genzyme General's segment disclosures for the three and six months ended June 30, 2002 to conform to the presentation for the three and six months ended June 30, 2003.

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

Segment Assets

        We provide information concerning the assets of Genzyme General's reportable segments in the following table (amounts in thousands):

	June 30, 2003	December 31, 2002
Segment Assets (1):
Therapeutics	$1,037,674	$1,127,493
Renal	480,717	467,164
Diagnostic Products	103,308	103,636
Other (2)	95,136	89,705
Eliminations/Adjustments (3)	2,109,811	1,767,803

Total	$3,826,646	$3,555,801

    (1)
    Segment assets for Genzyme General include primarily cash, cash equivalents, investments, accounts receivable, inventory and certain fixed and intangible assets.

    (2)
    Other includes amounts attributable to our genetic testing and pharmaceutical businesses, both of which operate within Genzyme General.

    (3)
    Eliminations/Adjustments for Genzyme General consist primarily of cash, cash equivalents, short- and long-term investments, equity investments, net property, plant and equipment and deferred tax assets that we do not allocate to a particular segment of Genzyme General.

12.    Subsequent Event

      On August 13, 2003, we launched an all cash tender offer for all of the outstanding shares of SangStat for $22.50 per outstanding share, or approximately $600 million. The transaction, which we expect to be completed in September 2003, is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net product sales	$61,679	$57,224	$119,129	$105,387
Net service sales	6,192	5,604	13,235	10,812
Revenues from research and development contracts	887	35	2,020	35

Total revenues	68,758	62,863	134,384	116,234

Operating costs and expenses:
Cost of products sold	25,111	25,757	50,369	50,312
Cost of services sold	2,775	3,585	6,289	6,618
Selling, general and administrative	33,915	28,239	61,159	52,738
Research and development (including research and development related to contracts)	14,947	12,984	28,886	24,856
Amortization of intangibles	7,768	7,863	15,537	15,742
Charge for impairment of goodwill	102,792	—	102,792	—
Charge for impaired asset	2,898	—	2,898	—

Total operating costs and expenses	190,206	78,428	267,930	150,266

Operating loss	(121,448)	(15,565)	(133,546)	(34,032)

Other income (expenses):
Loss on sale of product line	(29,367)	—	(29,367)	—
Other	(5)	78	(35)	111
Investment income	253	326	472	623
Interest expense	(1,987)	(2,361)	(4,180)	(4,606)

Total other expenses	(31,106)	(1,957)	(33,110)	(3,872)

Division net loss before cumulative effect of change in accounting for goodwill	(152,554)	(17,522)	(166,656)	(37,904)
Cumulative effect of change in accounting for goodwill	—	—	—	(98,270)

Division net loss	$(152,554)	$(17,522)	$(166,656)	$(136,174)

Comprehensive loss, net of tax:
Division net loss	$(152,554)	$(17,522)	$(166,656)	$(136,174)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	351	498	1,720	(3,340)

Comprehensive loss	$(152,203)	$(17,024)	$(164,936)	$(139,514)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$26,949	$32,747
Accounts receivable, net	25,217	35,594
Inventories	18,036	42,413
Prepaid expenses and other current assets	2,610	2,015
Due from Teleflex	32,767	—

Total current assets	105,579	112,769
Property, plant and equipment, net	41,423	52,582
Goodwill, net	7,584	110,376
Other intangible assets, net	234,148	282,817
Investment in equity securities	2,151	—
Other noncurrent assets	1,126	2,248

Total assets	$392,011	$560,792

LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$6,282	$8,480
Accrued expenses	23,257	23,665
Due to Genzyme General	29,178	32,641
Deferred revenue	1,589	1,126
Current portion of long-term debt, convertible note and capital lease obligations	300,325	294,724

Total current liabilities	360,631	360,636
Due to Genzyme General—noncurrent	8,443	9,390
Deferred revenue—noncurrent	—	1,771
Other noncurrent liabilities	3,076	2,772

Total liabilities	372,150	374,569
Commitments and contingencies (Notes 7, 9)
Division equity	19,861	186,223

Total liabilities and division equity	$392,011	$560,792

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME BIOSURGERY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Division net loss	$(166,656)	$(136,174)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation and amortization	18,748	19,061
Provision for bad debts	338	371
Charge for impairment of goodwill	102,792	—
Charge for impaired asset	2,898	—
Loss on sale of product line	29,367	—
Other	(582)	(109)
Cumulative effect of change in accounting for goodwill	—	98,270
Increase (decrease) in cash from working capital changes:
Accounts receivable	4,719	1,831
Inventories	3,723	2,320
Prepaid expenses and other current assets	(1,009)	165
Accounts payable and accrued expenses	477	(5,711)
Due to Genzyme General	(4,410)	1,947

Cash flows from operating activities	(9,595)	(18,029)

Cash Flows from Investing Activities:
Purchase of equity securities	(375)	—
Purchases of property, plant and equipment	(2,149)	(1,931)
Purchase of technology rights	—	(255)
Other	1,115	253

Cash flows from investing activities	(1,409)	(1,933)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Biosurgery Stock	310	432
Proceeds from draw on credit facility	16,000	35,000
Payments of debt and capital lease obligations	(10,399)	(483)
Payment of NeuroCell refund to Genzyme General	—	(27,063)
Bank overdraft	(425)	(312)
Other	90	2,493

Cash flows from financing activities	5,576	10,067

Effect of exchange rate changes on cash	(370)	(1,560)

Decrease in cash and cash equivalents	(5,798)	(11,455)
Cash and cash equivalents at beginning of period	32,747	38,623

Cash and cash equivalents at end of period	$26,949	$27,168

Supplemental disclosure of non-cash transactions:
Investment in Excigen, Inc.—Note 7.
Disposition of Cardiac Devices business assets—Note 4.

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

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        The unaudited, combined financial statements of Genzyme Biosurgery for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Biosurgery. We also allocate a portion of our corporate operations to Genzyme Biosurgery using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Biosurgery's combined financial statements included in Exhibit 13.3 to our 2002 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Biosurgery following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2002 data to conform to our 2003 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Biosurgery's financial position and operating results. Since these are interim financial statements, you should also read the combined financial statements and notes for Genzyme Biosurgery included in our 2002 Form 10-K.

  Elimination of Tracking Stock Structure

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock. Options and warrants to purchase shares of Biosurgery Stock were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock, no shares remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery are now allocated to Genzyme General. We have deregistered Biosurgery Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions and the interdivisional financing arrangement previously approved by our board of directors that had made a portion of Genzyme General's cash available to Genzyme Biosurgery. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and notes thereto for Genzyme Biosurgery but will continue to provide our consolidated financial statements and notes thereto for our corporation as a whole.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," the following table sets forth Genzyme Biosurgery's division net loss data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Division net loss:
As reported	$(152,554)	$(17,522)	$(166,656)	$(136,174)
Deduct: pro forma stock-based compensation expense, net of tax	(1,127)	(2,559)	(2,408)	(3,809)

Pro forma	$(153,681)	$(20,081)	$(169,064)	$(139,983)

  Recent Accounting Pronouncements

        We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "Basis of Presentation and Significant Accounting Policies—Recent Accounting Pronouncements," to our consolidated financial statements, which we incorporate by reference into this note.

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

4.    Disposition of Cardiac Devices Business Assets and Charge for Impaired Asset

        On June 30, 2003, we sold substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal product line and certain other assets, to Teleflex for $32.8 million in cash. In addition, Teleflex assumed $6.3 million of trade obligations directly associated with our cardiac devices business. The sale was completed on June 30, 2003 after banking hours and, as a result, the proceeds were not received until July 1, 2003. We recorded the proceeds as a receivable due from Teleflex in our consolidated balance sheet and the combined balance sheet of Genzyme Biosurgery at June 30, 2003. The assets sold had a net carrying value of $68.1 million at the time of the sale. We recorded a net loss of $29.4 million in our consolidated statements of operations and in the combined statements of operations of Genzyme Biosurgery in June 2003 in connection with this sale. Teleflex is leasing the manufacturing facility that we own in Fall River, Massachusetts through December 2004 with an option to extend the term to June 30, 2005. We have also entered into several transitional services agreements with Teleflex under which we will each provide and receive certain services for specified periods of time and fees as described in the agreements.

        In connection with the sale of assets to Teleflex, we tested the carrying value of our manufacturing facility in Fall River, Massachusetts in June 2003 to determine whether the impairment recognition criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. In evaluating the facility for impairment, we considered the risks associated with the eventual sale of this facility, including the probability of finding a buyer for the facility, the amount of time that would likely be required to market and complete the sale of the facility and the estimated range of net proceeds that we could expect to receive. Our impairment analysis indicated that the carrying value for the Fall River facility would not be fully recoverable. As a result of this assessment, we recorded an estimated charge for impaired asset of $2.9 million in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery in June 2003 to write down the carrying value of the Fall River facility to its estimated fair value.

5.    Inventories

	June 30, 2003	December 31, 2002
	(Amounts in thousands)
Raw materials	$4,619	$11,817
Work-in-process	5,135	8,833
Finished products	8,282	21,763

Total	$18,036	$42,413

        In June 2003, we sold $21.3 million of inventory related to our cardiac devices business to Teleflex.

6.    Goodwill and Other Intangible Assets

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

  Cumulative Effect of Change in Accounting for Goodwill

        Upon adoption of SFAS No. 142, we tested the goodwill of Genzyme Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in March 2002.

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, Genzyme Biosurgery ceased amortizing goodwill. The following table provides information on the changes in net goodwill attributable to Genzyme Biosurgery's reporting segments during the six months ended June 30, 2003 (amounts in thousands):

	As of December 31, 2002	Impairment	As of June 30, 2003
Goodwill:
Orthopaedics (1)	$113,857	$(113,857)	$—
Biosurgical Specialties	8,414	—	8,414

Total	122,271	(113,857)	8,414
Accumulated amortization (1)	(11,895)	11,065	(830)

Goodwill, net	$110,376	$(102,792)	$7,584

(1)
In connection with our assessment of the value of Genzyme Biosurgery and the elimination of our tracking stock structure, we determined that the fair value of Genzyme Biosurgery's net assets was lower than their carrying value, indicating a potential impairment of the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit, which resulted from our acquisition of Biomatrix in December 2000. Based on the analysis performed to date, we have concluded that the goodwill assigned to Genzyme Biosurgery's orthopaedics reporting unit is fully impaired. Accordingly, we recorded an estimated charge for impairment of goodwill of $102.8 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in June 2003 to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit.

  Other Intangible Assets

        The following table contains information on Genzyme Biosurgery's other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$173,379	$(39,830)	$133,549	$173,379	$(31,928)	$141,451
Patents (1)	66,799	(15,821)	50,978	79,423	(20,151)	59,272
Trademarks (1)	51,501	(11,927)	39,574	85,228	(15,055)	70,173
License fees (1)	—	—	—	890	(147)	743
Distribution agreement	13,950	(4,422)	9,528	13,950	(3,550)	10,400
Other	1,557	(1,038)	519	2,197	(1,419)	778

Total	$307,186	$(73,038)	$234,148	$355,067	$(72,250)	$282,817

(1)
Reflects the sale of our cardiac devices business in June 2003, including;

•
$4.6 million in net patents;

•
$27.8 million in net tradenames; and

•
$0.7 million in net license fees.

        All of Genzyme Biosurgery's other intangible assets are amortized over their estimated useful lives, which range from 3 years to 12 years. Total amortization expense for Genzyme Biosurgery's other intangible assets was:

  •
  $7.8 million for the three months ended June 30, 2003;

  •
  $7.9 million for the three months ended June 30, 2002;

  •
  $15.5 million for the six months ended June 30, 2003; and

  •
  $15.7 million for the six months ended June 30, 2002.

        The estimated future amortization expense for Genzyme Biosurgery's other intangible assets as of June 30, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense
2003 (remaining six months)	$14,551
2004	28,781
2005	28,522
2006	28,522
2007	28,522
2008	28,459

7.    Investment in Excigen, Inc.

      In March 2003, we entered into a collaboration with Excigen, Inc., or Excigen, a recently created biotechnology company in Baltimore, Maryland focused on developing gene therapies for treating cardiac arrhythmias. In connection with the collaboration, we acquired 1,440,000 shares of the convertible preferred stock of Excigen and a warrant to acquire an additional 865,882 shares of convertible preferred stock, in exchange for our commitment to provide Excigen with up to $2.3 million in funding and $2.3 million worth of research, clinical, regulatory and manufacturing services. We provided the initial $0.4 million of the cash commitment in March 2003, with the balance of $1.9 million to be paid in future installments. We allocate our ownership interest in Excigen to Genzyme Biosurgery. As a result of our ownership interest, we account for our investment in Excigen under the equity method of accounting. During the three and six months ended June 30, 2003, Genzyme Biosurgery did not record any significant change in the equity in net loss of Excigen, which is included in research and development expense.

8.    Revolving Credit Facility and Convertible Note

        Genzyme Biosurgery has access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the second quarter of 2003, we drew down $16.0 million under this facility and allocated the proceeds to Genzyme Biosurgery. At June 30, 2003, $300.0 million remained outstanding under this facility, all of which was repaid on August 11, 2003. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in aggregate, 2.5% at June 30, 2003. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        In May 2003, we used $10.0 million cash allocated to Genzyme Biosurgery to satisfy the 6.9% convertible subordinated note assumed upon our acquisition of Biomatrix.

9. Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of June 30, 2003 which, if adversely decided, would have a material adverse effect on Genzyme Biosurgery's results of operations, financial condition or liquidity. For more information regarding legal proceedings and claims, we suggest that you read Note 11., "Other Commitments and Contingencies," to our consolidated financial statements. We incorporate that information into this note by reference.

  Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Genzyme Biosurgery applied the disclosure provisions of FIN 45 as of December 31, 2002. For more information, we suggest that you read Note 11., "Other Commitments and Contingencies—Guarantees," to our consolidated financial statements. We incorporate that information into this note by reference.

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

        We provide information concerning the operations of these reportable segments in the following table (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Orthopaedics	$35,280	$30,530	$68,131	$54,705
Biosurgical Specialties	13,850	12,600	27,613	23,622
Cardiac Science (1)	139	—	171	—
Cardiac Devices (1)	19,489	19,733	38,469	37,907

Total	$68,758	$62,863	$134,384	$116,234

Gross Margin:
Orthopaedics	$26,429	$21,719	$49,661	$36,904
Biosurgical Specialties	8,129	6,062	15,024	11,533
Cardiac Science (1,2)	(357)	—	(827)	—
Cardiac Devices (1,2)	6,671	5,740	13,868	10,867

Total	$40,872	$33,521	$77,726	$59,304

(1)
In January 2003, as a result of a change in how Genzyme Biosurgery reviews its business, the activities of its former Cardiothoracic reporting segment were reallocated into two separate reporting segments called Cardiac Science and Cardiac Devices. Genzyme Biosurgery has reclassified its 2002 disclosure to conform to its 2003 presentation.

(2)
Revenues from and costs associated with the sale of FocalSeal-L surgical sealant are primarily allocated to Genzyme Biosurgery's Cardiac Devices reporting segment. In accordance with a change in how Genzyme Biosurgery manages its business, $0.5 million of these costs for the three months ended June 30, 2003 and $1.0 million of these costs for the six months ended June 30, 2003 were allocated to Genzyme Biosurgery's Cardiac Science reporting segment. No comparable amounts were allocated to its Cardiac Science reporting segment in the same periods of 2002.

  Segment Assets

        Except for intangible assets, we do not allocate assets within Genzyme Biosurgery for purposes of segment information.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Operations

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Service revenue	$37	$185	$37	$485
Revenue from research and development contracts	1,777	1,469	3,254	2,938
Licensing revenue	661	673	1,365	1,326
Royalty revenue	7	19	14	19

Total revenues	2,482	2,346	4,670	4,768

Operating costs and expenses:
Cost of services sold	17	168	17	287
Cost of revenue from research and development contracts, licensing and royalty revenue	1,156	1,167	2,328	2,302
Selling, general and administrative	1,689	2,124	3,423	4,193
Research and development	4,126	5,323	8,317	10,621

Total operating costs and expenses	6,988	8,782	14,085	17,403

Operating loss	(4,506)	(6,436)	(9,415)	(12,635)

Other income (expenses):
Investment income	117	219	231	407
Interest expense	(20)	(20)	(40)	(40)

Total other income (expenses)	97	199	191	367

Division net loss	$(4,409)	$(6,237)	$(9,224)	$(12,268)

Comprehensive income (loss), net of tax:
Division net loss	$(4,409)	$(6,237)	$(9,224)	$(12,268)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	(2)	2	(1)
Unrealized gains (losses) on securities, net of tax	(86)	171	(133)	79

Other comprehensive income (loss)	(85)	169	(131)	78

Comprehensive loss	$(4,494)	$(6,068)	$(9,355)	$(12,190)

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$825	$1,459
Short-term investments	—	11,653
Accounts receivable, net	355	229
Prepaid expenses and other current assets	419	614

Total current assets	1,599	13,955
Equipment, net	11	26

Total assets	$1,610	$13,981

LIABILITIES AND DIVISION EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$606	$760
Due to Genzyme General	4,855	5,494
Deferred revenue	1,805	4,173

Total liabilities	7,266	10,427
Commitments and contingencies (Note 4)
Division equity (deficit)	(5,656)	3,554

Total liabilities and division equity (deficit)	$1,610	$13,981

The accompanying notes are an integral part of these unaudited, combined financial statements.

GENZYME MOLECULAR ONCOLOGY

A Division of Genzyme Corporation

Combined Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Division net loss	$(9,224)	$(12,268)
Reconciliation of division net loss to net cash used in operating activities:
Depreciation	15	60
Other	(22)	(68)
Increase (decrease) in cash from working capital changes:
Accounts receivable	(126)	438
Prepaid expenses and other current assets	195	106
Accrued expenses and deferred revenue	(2,522)	(3,072)
Due to Genzyme General	(639)	(1,186)

Cash flows from operating activities	(12,323)	(15,990)

Cash Flows from Investing Activities:
Purchases of investments	—	(21,444)
Sales and maturities of investments	11,544	1,519

Cash flows from investing activities	11,544	(19,925)

Cash Flows from Financing Activities:
Allocated proceeds from issuance of Molecular Oncology Stock	142	184

Cash flows from financing activities	142	184

Effect of exchange rate changes on cash	3	(1)

Decrease in cash and cash equivalents	(634)	(35,732)
Cash and cash equivalents at beginning of period	1,459	41,135

Cash and cash equivalents at end of period	$825	$5,403

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

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        The unaudited, combined financial statements of Genzyme Molecular Oncology for each period include the statements of operations, balance sheets and statements of cash flows of the businesses we allocate to Genzyme Molecular Oncology. We also allocate a portion of our corporate operations to Genzyme Molecular Oncology using methods described in our allocation policy included in Note A., "Summary of Significant Accounting Policies—Allocation Policy," to Genzyme Molecular Oncology's combined financial statements included in Exhibit 13.4 to our 2002 Form 10-K. These unaudited, combined financial statements are prepared using amounts included in our unaudited, consolidated financial statements included in this Form 10-Q. We prepared these unaudited, combined financial statements for Genzyme Molecular Oncology following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of Genzyme Molecular Oncology's financial position and operating results. Since these are interim financial statements, you should also read the financial statements and notes for Genzyme Molecular Oncology included in our 2002 Form 10-K.

  Elimination of Tracking Stock Structure

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options to purchase shares of Molecular Oncology Stock were converted into options to purchase shares of Genzyme General Stock. While our charter continues to designate 40,000,000 shares as Molecular Oncology Stock, no shares remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Molecular Oncology are now allocated to Genzyme General. We have deregistered Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions and the interdivisional financing arrangements previously approved by our board of directors that had made a portion of Genzyme General's cash available to Genzyme Molecular Oncology. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and notes thereto for Genzyme Molecular Oncology but will continue to provide our consolidated financial statements and notes thereto for our corporation as a whole.

  Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for options granted under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," the following table sets forth Genzyme Molecular Oncology's division net loss data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Division net loss:
As reported	$(4,409)	$(6,237)	$(9,224)	$(12,268)
Deduct: pro forma stock-based compensation expense, net of tax	(745)	(1,204)	(1,463)	(2,018)

Pro forma	$(5,154)	$(7,441)	$(10,687)	$(14,286)

  Recent Accounting Pronouncements

        We have included the impact that recently issued accounting standards will have on our financial statements in Note 2., "Basis of Presentation and Significant Accounting Policies—Recent Accounting Pronouncements," to our consolidated financial statements, which we incorporate by reference into this note.

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

4.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of June 30, 2003 which, if adversely decided, would have a material adverse effect on Genzyme Molecular Oncology's results of operations, financial condition or liquidity.

  Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Genzyme Molecular Oncology applied the disclosure provisions of FIN 45 as of December 31, 2002. For more information, we suggest that you read Note 11., "Other Commitments and Contingencies—Guarantees," to our consolidated financial statements. We incorporate that information into this note by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" below. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward- Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

        Through June 30, 2003, we had three outstanding series of common stock—Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock," and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to these series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks was designed to reflect the value and track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company.

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock, were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding effective July 1, 2003, and all of our assets and liabilities are now allocated to Genzyme General. We have deregistered Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions.

        Prior to July 1, 2003, the chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division were provisions in our charter governing dividends and distributions. The provisions governing dividends provided that our board of directors had discretion to decide if and when to declare dividends, subject to certain limitations. To the extent that the following amount did not exceed the funds that would be legally available for dividends under Massachusetts law, the dividend limit for a stock corresponding to a division was the greater of:

  •
  the amount that would be legally available for dividends under Massachusetts law if the division were a separate corporation; or

  •
  the amount by which the greater of the fair value of the division's allocated net assets, or its allocated paid-in capital plus allocated earnings, exceeds its corresponding stock's par value, preferred stock preferences and debt obligations.

        The provisions in our charter governing dividends and distributions factored the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock. In addition, our income tax allocation policy provided that if, at the end of any fiscal quarter, a division could not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Through June 30, 2003, Genzyme Biosurgery and Genzyme Molecular Oncology have not generated taxable income, and thus have not had the ability to use any projected annual tax benefits. Genzyme General has generated taxable income, providing it with the ability to utilize the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology. Consistent with our policy, we have allocated the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology through June 30, 2003 to Genzyme General without making any compensating payments or allocations to the division that generated the benefit.

        Deferred tax assets and liabilities can arise from purchase accounting and relate to a division that does not satisfy the realizability criteria of SFAS No. 109, "Accounting for Income Taxes." Prior to July 1, 2003, such deferred tax assets and liabilities were allocated to the division to which the acquisition was allocated. As a result, the periodic changes in these deferred tax assets and liabilities did not result in a tax expense or benefit to that division. However, the change in these deferred tax assets and liabilities impacted our consolidated tax provision. These changes were added to division net income for purposes of determining net income allocated to a tracking stock. Within these parameters, and other general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never paid or declared a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of Genzyme General Stock in the foreseeable future. Unless declared, no dividends will accrue on Genzyme General Stock.

        Through June 30, 2003, to determine earnings per share, we allocated our earnings to each series of our common stock based on the earnings attributable to that series of stock. The earnings attributable to each series of stock was defined in our charter as the net income or loss of the corresponding division determined in accordance with accounting principles generally accepted in the United States and as adjusted for tax benefits allocated to or from that division in accordance with management and accounting policies. Our charter also required that all of our income and expenses be allocated among our divisions in a reasonable and consistent manner. Because the earnings allocated to each series of stock are based on the income or losses attributable to each corresponding division, through June 30, 2003, we provided financial statements and management's discussion and analysis for our corporation as well as for each of our divisions to aid investors in evaluating our performance and the performance of each of our divisions.

        While each tracking stock was designed to reflect a division's performance, each was common stock of Genzyme Corporation and not of a division. Our divisions were not separate companies or legal entities and therefore did not and could not issue stock. Holders of tracking stock had no specific rights to assets allocated to the corresponding division. We continued to hold title to all of the assets allocated to the corresponding division and were responsible for all of its liabilities, regardless of what we deemed for financial statement presentation purposes as allocated to any division. Holders of each tracking stock, as common stockholders were, therefore, subject to the risks of investing in the businesses, assets and liabilities of Genzyme as a whole. For instance, the assets allocated to each division were subject to company-wide claims of creditors, product liability plaintiffs and stockholder litigation. Also, in the event of a Genzyme liquidation, insolvency or similar event, holders of each tracking stock only had the rights of common stockholders in the combined assets of Genzyme.

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we will cease allocating earnings to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings will be allocated to Genzyme General Stock. Earnings allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 will remain allocated to those stocks and will not be affected by the elimination of our tracking stock structure. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and management's discussion and analysis for each of our divisions but will continue to provide our consolidated financial statements and management's discussion and analysis for our corporation as a whole.

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

DISPOSITION

        On June 30, 2003, we sold substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal product line and certain other assets, to Teleflex for $32.8 million in cash. In addition, Teleflex assumed $6.3 million of trade obligations directly associated with our cardiac devices business. The sale was completed on June 30, 2003 after banking hours and, as a result, the proceeds were not received until July 1, 2003. We recorded the proceeds as a receivable due from Teleflex in our consolidated balance sheet and the combined balance sheet of Genzyme Biosurgery at June 30, 2003. The assets sold had a net carrying value of $68.1 million at the time of the sale. We recorded a net loss of $29.4 million in our consolidated statements of operations and in the combined statements of operations of Genzyme Biosurgery in June 2003 in connection with this sale. We also recorded a tax benefit of $9.2 million for the reversal of related deferred tax liabilities, which was recorded in our consolidated statements of operations and allocated to Biosurgery Stock. Teleflex is leasing the manufacturing facility that we own in Fall River, Massachusetts through December 2004 with an option to extend the term to June 30, 2005. We have also entered into several transitional services agreements with Teleflex under which we will each provide and receive certain services for specified periods of time and fees as described in the agreements.

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

GENZYME CORPORATION

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product revenue	$383,232	$299,980	28%	$729,721	$566,606	29%
Service revenue	31,550	28,024	13%	63,048	54,707	15%

Total product and service revenue	414,782	328,004	26%	792,769	621,313	28%
Research and development revenue	4,121	4,188	(2)%	7,993	8,819	(9)%

Total revenues	$418,903	$332,192	26%	$800,762	$630,132	27%

Product Revenue

        We derive product revenue from sales by:

  •
  Genzyme General of:

  •
  therapeutic products, including Cerezyme enzyme for the treatment of Type 1 Gaucher disease, Fabrazyme enzyme for the treatment of Fabry disease, Thyrogen hormone, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thryroid cancer, and WelChol® bile acid binder, which is an adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia;

  •
  Renagel phosphate binder for the reduction of elevated serum levels in end-stage renal disease patients on hemodialysis;

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

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Genzyme General:
Therapeutics:
Cerezyme enzyme	$184,724	$154,717	19%	$351,911	$302,783	16%
Other therapeutic products	35,433	18,083	96%	65,457	29,528	122%

Total Therapeutics	220,157	172,800	27%	417,368	332,311	26%
Renal	66,002	39,543	67%	124,768	69,075	81%
Diagnostic Products	22,554	20,530	10%	45,750	40,368	13%
Other	12,840	9,883	30%	22,706	19,465	17%

Total product revenue—Genzyme General	321,553	242,756	32%	610,592	461,219	32%

Genzyme Biosurgery:
Orthopaedics	29,633	25,767	15%	55,987	45,765	22%
Biosurgical Specialties	12,514	11,724	7%	24,618	21,714	13%
Cardiac Science	44	—	N/A	56	—	N/A
Cardiac Devices	19,488	19,733	(1)%	38,468	37,908	1%

Total product revenue—Genzyme Biosurgery	61,679	57,224	8%	119,129	105,387	13%

Total product revenue	$383,232	$299,980	28%	$729,721	$566,606	29%

Genzyme General—Therapeutics

        The increase in our Therapeutics product revenue for the three and six months ended June 30, 2003, as compared to the same periods of 2002, is primarily due to continued growth in sales of Cerezyme enzyme and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of:

  •
  sales of Thyrogen hormone;

  •
  sales of Fabrazyme enzyme; and

  •
  bulk sales of and royalties earned on sales of WelChol bile acid binder.

        The growth in sales of Cerezyme enzyme for the three and six months ended June 30, 2003, as compared to the same periods of 2002, is attributable to our continued identification of new Gaucher disease patients worldwide, particularly in Europe, resulting from a significant investment in our global sales and marketing infrastructure. The growth in sales of Cerezyme enzyme for both periods was also positively impacted by the weakened U.S. Dollar against the Euro. During the three months ended June 30, 2003, the U.S. Dollar weakened against the Euro on average by 24%, as compared to the same period of 2002, which positively impacted sales by $12.8 million. During the six months ended June 30, 2003, the U.S. Dollar weakened against the Euro on average by 23%, as compared to the same period of 2002, which positively impacted sales by $23.3 million. Sales of Cerezyme enzyme are approximately 48% of our total product revenue for the three months ended June 30, 2003, as compared to 52% for the same period of 2002. Sales of Cerezyme enzyme are approximately 48% of our total product revenue for the six months ended June 30, 2003, as compared to 53% for the same period of 2002.

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

        We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. For example, Celltech Group plc and Actelion Ltd are developing Zavesca®, a small molecule drug candidate for the treatment of Type 1 Gaucher disease. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Celltech/Actelion will be required to submit follow-up safety data on the product as a condition of these approvals. Zavesca has also been approved by the Israeli Ministry of Health. Teva Pharmaceuticals Industries Ltd., or Teva Pharmaceuticals, a licensee of Celltech, has the rights to Zavesca in Israel. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefit with few side effects so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme enzyme.

        The increase in other therapeutic products revenue for the three months ended June 30, 2003, as compared to the same period of 2002, is attributable to:

  •
  a 44% increase in sales of Thyrogen hormone to $9.8 million primarily due to increased market penetration, particularly in Europe, where sales increased 100% to $4.0 million;

  •
  a 150% increase in sales of Fabrazyme enzyme in Europe to $14.6 million primarily due to our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  an increase in kilograms shipped of our WelChol bile acid binder and a 94% increase in royalties earned on sales of WelChol bile acid binder to $9.8 million for the three months ended June 30, 2003 as compared to the same period of 2002. This increase was the result of sales to our U.S. marketing partner, Sankyo Pharma, Inc., which continues to experience market growth of the product in the United States. The introduction of a competitive product in the United States may adversely affect the future growth of bulk sales of and royalties earned on sales of our WelChol bile acid binder.

        On April 24, 2003, the FDA granted marketing approval for Fabrazyme enzyme for Fabry disease. Fabrazyme enzyme has received orphan drug status, which provides seven years of market exclusivity in the United States. We have agreed with the FDA on a number of post-marketing commitments as a condition of this approval. If we fail to meet these commitments, our ability to continue marketing Fabrazyme enzyme in the United States may be adversely affected.

        The increase in other therapeutic products revenue for the six months ended June 30, 2003, as compared to the same period of 2002, is attributable to:

  •
  a 52% increase in sales of Thyrogen hormone to $19.5 million primarily due to increased market penetration, particularly in Europe, where sales increased 112% to $8.1 million;

  •
  a 167% increase in sales of Fabrazyme enzyme in Europe to $26.2 million primarily due to our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme and its introduction to several new markets in Europe; and

  •
  an increase in kilograms shipped of our WelChol bile acid binder and a 175% increase in royalties earned on sales of WelChol bile acid binder to $17.8 million for the six months ended June 30, 2003 as compared to the same period of 2002.

Genzyme General—Renal

        In September 2002, we created the Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of our Therapeutics reporting segment. We have reclassified our 2002 disclosures to conform to the 2003 presentation. We expect sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. Our ability to continue to increase sales of Renagel phosphate binder will be dependent on several factors including:

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

  •
  the availability of reimbursement from third party payers, and the extent of coverage and the accuracy of our estimates of the payer mix;

  •
  our ability to successfully increase manufacturing capacity for Renagel phosphate binder;

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

        During the three months ended June 30, 2003, worldwide sales of Renagel phosphate binder, including sales of bulk sevelamer, the raw material used to formulate Renagel phosphate binder, increased 67% as compared to the same period of 2002, primarily due to:

  •
  an $18.7 million increase in net sales, primarily attributable to increased end-user demand in the United States and Europe, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year;

  •
  $3.0 million in sales of bulk sevelamer to Chugai Pharmaceutical Co., Ltd., or Chugai, for which there were no comparable amounts in 2002. Chugai, together with its partner, Kirin Pharmaceutical Co. Ltd., has the right to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries. Chugai launched commercial sales in Japan in June 2003. We will continue supplying bulk sevelamer to Chugai and will receive royalties on net sales of the finished product;

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $2.8 million; and

  •
  $1.6 million of additional revenue attributable to product mix shifts and the price increase for Renagel phosphate binder which became effective in February 2003.

        During the three months ended June 30, 2003, U.S. sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 58% to $46.0 million as compared to the same period of 2002, primarily due to:

  •
  an $11.6 million increase in net sales, primarily attributable to increased end-user demand, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year; and

  •
  $3.0 million in sales of bulk sevelamer to Chugai, for which there were no comparable amounts in 2002.

        Sales of Renagel phosphate binder, including sales of bulk sevelamer are 17% of our total product revenue for the three months ended June 30, 2003, as compared to 13% for the same period of 2002.

        During the six months ended June 30, 2003, worldwide sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 81% as compared to the same period of 2002, primarily due to:

  •
  a $40.8 million increase in net sales, primarily attributable to increased end-user demand in the United States and Europe, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year;

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $5.0 million;

  •
  $3.6 million of additional revenue attributable to product mix shifts and the price increase for Renagel phosphate binder which became effective in February 2003; and

  •
  $3.0 million in sales of bulk sevelamer to Chugai, for which there were no comparable amounts in 2002.

        During the six months ended June 30, 2003, U.S. sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 75% to $87.7 million as compared to the same period in 2002, primarily due to:

  •
  a $28.2 million increase in net sales, primarily attributable to increased end-user demand, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year; and

  •
  $3.0 million in sales of bulk sevelamer to Chugai for which there were no comparable amounts in 2002.

        Sales of Renagel phosphate binder, including sales of bulk sevelamer are approximately 17% of our total product revenue for the six months ended June 30, 2003 as compared to 12% for the same period of 2002.

Genzyme General—Diagnostic Products

        Diagnostic Products product revenue increased 10% for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to:

  •
  a 2% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne Corporation's biotechnology group to $16.1 million; and

  •
  a 36% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $6.5 million.

        Diagnostic Products product revenue increased 13% for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to:

  •
  a 6% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne's biotechnology group to $32.0 million; and

  •
  a 34% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $13.7 million.

Other Product Revenue

        Other product revenue increased 30% to $12.8 million for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to a 34% increase in the combined sales of liquid crystals, lipids, peptides and amino acid derivatives to $9.2 million and a 25% increase in the sales of hyaluronan-based products to $3.6 million.

        Other product revenue increased 17% to $22.7 million for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to a 20% increase in the combined sales of liquid crystals, lipids, peptides and amino acid derivatives to $16.2 million and a 12% increase in the sales of hyaluronan-based products to $6.4 million.

Genzyme Biosurgery—Product Revenue

        In January 2003, as a result of a change in how Genzyme Biosurgery reviews its business, Genzyme Biosurgery reallocated:

  •
  the activities of its former Cardiothoracic reporting segment into two separate reporting segments called Cardiac Science and Cardiac Devices. Cardiac Science derives product revenue from product license fees related to its cell and gene therapies for such diseases as ischemic heart disease and congestive heart failure. Cardiac Devices products include fluid management (chest drainage) systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery;

  •
  two suture product lines from its Biosurgical Specialties reporting segment to its Cardiac Devices reporting segment, so that all suture product lines are reflected as components of its Cardiac Devices reporting segment; and

  •
  its cardiovascular Sepra products from its Cardiac Devices reporting segment to its Biosurgical Specialties reporting segment.

        Genzyme Biosurgery has reclassified its 2002 disclosures to conform to its 2003 presentation.

Genzyme Biosurgery—Orthopaedics

        Orthopaedics product revenue increased 15% to $29.6 million for the three months and 22% to $56.0 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to increased sales of Synvisc viscosupplementation product. Synvisc viscosupplementation product sales increased in each period primarily due to increased utilization of the product within the existing customer base as well as the creation of new accounts. We believe that a significant competitor is currently seeking FDA approval for a viscosupplementation product that could have an adverse affect on future sales of Synvisc viscosupplementation product.

Genzyme Biosurgery—Biosurgical Specialties

        Biosurgical Specialties product revenue increased 7% to $12.5 million for the three months and 13% to $24.6 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to 22% increases in the sales of Sepra products to $11.4 million for the three months and $21.8 million for the six months ended June 30, 2003, primarily due to increased market penetration.

Genzyme Biosurgery—Cardiac Devices

        Cardiac Devices product revenue remained stable for the three and six months ended June 30, 2003 as compared to the same periods of 2002.

Service Revenue

        We derive service revenues from four principal sources:

  •
  genetic testing services performed by Genzyme General, which is included in its Other reporting segment;

  •
  Genzyme Biosurgery's Carticel chondrocytes for the treatment of cartilage damage, which are included in its Orthopaedics reporting segment and Epicel skin grafts, which are included in its Biosurgical Specialties reporting segment;

  •
  Genzyme Molecular Oncology's agreement with a pharmaceutical company around an improvement to the SAGE™ technology.

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Genzyme General—Other	$25,321	$22,420	13%	$49,776	$43,595	14%

Genzyme Biosurgery:
Orthopaedic	5,531	4,728	17%	11,598	8,905	30%
Biosurgical Specialties	649	876	(26)%	1,622	1,907	(15)%
Cardiac Science	11	—	N/A	14	—	N/A
Cardiac Devices	1	—	N/A	1	—	N/A

Total service revenue—Genzyme Biosurgery	6,192	5,604	10%	13,235	10,812	22%

Genzyme Molecular Oncology	37	—	N/A	37	300	(88)%

Total service revenue	$31,550	$28,024	13%	$63,048	$54,707	15%

Genzyme General

        Service revenue allocated to Genzyme General increased 13% for the three months and 14% for the six months ended June 30, 2003, as compared to the same periods of 2002. These increases are primarily attributable to:

  •
  increased sales of molecular genetics (DNA) testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market;

  •
  increased sales of cancer testing services; and

  •
  continued growth in the prenatal screening market.

Genzyme Biosurgery

        Genzyme Biosurgery's Orthopaedics service revenue increased 17% to $5.5 million for the three months and 30% to $11.6 million for the six months ended June 30, 2003, as compared to the same periods a year ago, primarily due to the reclassification of $1.6 million for the three months and $3.2 million for the six months ended June 30, 2003 of reimbursed expenses from partners as service revenue.

        Genzyme Biosurgery's Biosurgical Specialties service revenue decreased 26% to $0.6 million for the three months and 15% to $1.6 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to decreased sales of Epicel skin grafts, which are used to treat victims of severe burns. Sales of Epicel skin grafts are variable based upon a number of unpredictable factors, including the number of severe burn patients and their survival rate prior to treatment with Epicel skin grafts.

Genzyme Molecular Oncology

        Genzyme Molecular Oncology's service revenue consists of revenues from the provision of services related to the SAGE genomics technology. Genzyme Molecular Oncology provides these services sporadically as customers request them. The focus of its SAGE business remains directed to granting licenses to the technology.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. Most of these revenues were attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service sales as a percentage of total product and service revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
International product and service revenue	$182,681	$128,173	43%	$343,061	$248,394	38%
% of total product and service revenue	44%	39%		43%	40%

        The increase in international product and service revenue for the three months ended June 30, 2003, is primarily due to increased international sales of Cerezyme enzyme, Renagel phosphate binder and Fabrazyme enzyme.

        International sales of Cerezyme enzyme increased 34% to $108.4 million for the three months ended June 30, 2003, as compared to $81.1 million in the same period of 2002. This increase is primarily due to:

  •
  a 15% increase in international unit sales of Cerezyme enzyme; and

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Cerezyme enzyme by $12.8 million.

        International sales of Renagel phosphate binder increased 91% to $20.1 million for the three months ended June 30, 2003, as compared to $10.5 million for the same period of 2002. This increase is primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased; and

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $2.8 million.

        International sales of Fabrazyme enzyme increased 150% to $15.0 million for the three months ended June 30, 2003, as compared to $6.0 million for the same period of 2002. This increase is primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002;

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Fabrazyme enzyme by $2.2 million.

        International product and service revenue as a percentage of total product and service revenue increased for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to the overall increase in international product and service sales and a $18.6 million positive impact on sales resulting from a 24% increase in the average exchange rate for the Euro.

        The increase in international product and service revenue for the six months ended June 30, 2003, is primarily due to increased international sales of Cerezyme enzyme, Renagel phosphate binder and Fabrazyme enzyme.

        International sales of Cerezyme enzyme increased 28% to $203.2 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  an 11% increase in international unit sales of Cerezyme enzyme; and

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Cerezyme enzyme by $23.3 million.

        International sales of Renagel phosphate binder increased 96% to $37.0 million for the six months ended June 30, 2003, as compared to $18.8 million in the same period of 2002, is primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased; and

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $5.0 million.

        International sales of Fabrazyme enzyme increased 170% to $26.9 million for the six months ended June 30, 2003, as compared to $10.0 million in the same period of 2002 is primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002;

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Fabrazyme enzyme by $4.0 million.

        International product and service revenue as a percentage of total product and service revenue increased for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to the overall increase in international product and service sales and a $33.7 million positive impact on sales resulting from a 23% increase in the average exchange rate for the Euro.

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

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Genzyme General:
Therapeutics	$1	$1,133	(100)%	$1	$2,929	(100)%
Other	55	—	N/A	98	31	216%
Eliminations/Adjustments	733	859	(15)%	1,241	1,541	(19)%

Total research and development revenue—Genzyme General	789	1,992	(60)%	1,340	4,501	(70)%

Genzyme Biosurgery:
Orthopaedics	116	—	N/A	546	—	N/A
Biosurgical Specialties	687	35	1,863%	1,373	35	3,823%
Cardiac Science	84	—	N/A	101	—	N/A

Total research and development revenue—Genzyme Biosurgery	887	35	2,434%	2,020	35	5,671%

Genzyme Molecular Oncology	2,445	2,161	13%	4,633	4,283	8%

Total research and development revenue	$4,121	$4,188	(2)%	$7,993	$8,819	(9)%

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

        Research and development revenue for Genzyme Biosurgery's Orthopaedics reporting segment is primarily due to reimbursements received from a partner for development projects associated with Synvisc viscosupplementation product beginning in 2003. Research and development revenue for Genzyme Biosurgery's Biosurgical Specialties reporting segment is primarily due to a milestone payment received for Hylaform® biomaterial product.

        Research and development revenue allocated to Genzyme Molecular Oncology is derived from the following sources:

  •
  technology access fees received from Purdue Pharma, L.P. and Kirin Brewery Company, Ltd., which are recognized over the course of the associated research programs; and

  •
  research performed by Genzyme Molecular Oncology on behalf of Purdue and Kirin Brewery Co., Ltd.

The slight increase in research and development revenue allocated to Genzyme Molecular Oncology for the three and six months ended June 30, 2003, as compared to the same period of 2002, is primarily due to a planned increase in the amount of research performed on behalf of both Purdue and Kirin Brewery Co., Ltd.

MARGINS

        The following table sets forth our product and service margins for each of our operating divisions:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product margin:
Genzyme General	$246,358	$191,991	28%	$465,821	$362,855	28%
% of total product revenue	64%	64%		64%	64%
Genzyme Biosurgery	$36,568	$31,467	16%	$68,760	$55,075	25%
% of total product revenue	10%	10%		9%	10%
Total product margin	$282,926	$223,458	27%	$534,581	$417,930	28%
% of total product revenue	74%	74%		73%	74%
Service margin:
Genzyme General	$8,842	$9,566	(8)%	$19,833	$18,875	5%
% of total service revenue	28%	34%		31%	35%
Genzyme Biosurgery	$3,417	$2,019	69%	$6,946	$4,194	66%
% of total service revenue	11%	7%		11%	8%
Genzyme Molecular Oncology	$20	$—	N/A	$20	$181	(89)%
% of total service revenue	0%	0%		0%	0%
Total service margin	$12,279	$11,585	6%	$26,799	$23,250	15%
% of total service revenue	39%	41%		43%	42%
Total product and service gross margin	$295,205	$235,043	26%	$561,380	$441,180	27%
% of total product and service revenue	71%	72%		71%	71%

Product Margin

  Genzyme General

        The 28% increase in Genzyme General's overall product margin for the three months ended June 30, 2003, as compared to same period of 2002, is primarily attributable to a 32% increase in product revenue. The increase in product margin is primarily attributable to an increase in sales of Therapeutics products, in addition to increased sales by our Renal and Diagnostic Products reporting segments for the three months ended June 30, 2003, as compared to same period of 2002.

        Product margin for Genzyme General's Therapeutics reporting segment increased 26% for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is due to a 27% increase in sales of Therapeutics products primarily attributable to increased sales of Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme for the three months ended June 30, 2003, as compared to the same period of 2002.

        Product margin for Genzyme General's Renal reporting segment increased 60% for the three months ended June 30, 2003 as compared to the same period of 2002. The increase is primarily due to a 67% increase in sales of Renagel phosphate binder for the three months ended June 30, 2003, as compared to the same period in 2002, offset by an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. In addition, product margin for the Renal reporting segment is impacted by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners.

        Product margin for Genzyme General's Diagnostic Products reporting segment increased 18% for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily due to a 10% increase in sales of Diagnostic Products for the three months ended June 30,

2003, as compared to the same period of 2002, and only a 4% increase in the cost of products sold for the three months ended June 30, 2003, as compared to the same period of 2002.

        The 28% increase in Genzyme General's overall product margin for the six months ended June 30, 2003, as compared to same period of 2002, is primarily attributable to a 32% increase in product revenue. The increase in product margin is primarily attributable to an increase in sales of Therapeutics products, in addition to increased sales of by our Renal and Diagnostic Products reporting segments for the six months ended June 30, 2003, as compared to same period of 2002.

        Product margin for Genzyme General's Therapeutics reporting segment increased 23% for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is due to a 26% increase in sales of Therapeutics products primarily attributable to increased sales of Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme for the six months ended June 30, 2003, as compared to the same period of 2002. The increase in product margin for the six months ended June 30, 2003 is offset, in part, by the write off of $2.3 million of Cerezyme enzyme finished goods due to production issues, for which there is no similar write off in the same period of 2002.

        Product margin for Genzyme General's Renal reporting segment increased 75% for the six months ended June 30, 2003 as compared to the same period of 2002. The increase is primarily due to a 81% increase in sales of Renagel phosphate binder for the six months ended June 30, 2003, as compared to the same period in 2002, offset by an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. In addition, product margin for the Renal reporting segment is impacted by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners.

        Product margin for Genzyme General's Diagnostic Products reporting segment increased 50% for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily due to a 13% increase in sales of Diagnostic Products for the six months ended June 30, 2003, as compared to the same period of 2002, and a 5% decrease in the cost of products sold for the six months ended June 30, 2003, as compared to the same period of 2002. The decrease in the cost of products sold is partially attributable to a charge of $2.9 million recorded in the six months ended June 30, 2002, for the closure of a Diagnostic Products manufacturing facility in San Carlos, California for which there is no comparable amount in the six months ended June 30, 2003.

  Genzyme Biosurgery

        Genzyme Biosurgery sells or provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins may vary significantly depending on the market conditions of each product or service.

        The increases in Genzyme Biosurgery's product margin and in product margin as a percentage of product revenue for the three and six months ended June 30, 2003, as compared to the same periods of 2002, are primarily attributable to an increase in product revenue of $4.5 million for the three months and $13.7 million for the six months ended June 30, 2003.

Service Margin

  Genzyme General

        The 8% decrease in Genzyme General's service margin for the three months ended June 30, 2003, as compared to the same period of 2002, is primarily due to increased cost of services for our molecular genetics (DNA) and cancer testing services. Service margin as a percentage of service revenue decreased for the three months ended June 30, 2003, as compared to the same period of 2002. This was primarily attributable to a 13% increase in service revenue for the three months ended June 30, 2003 offset by an increase of 28% in the cost of services sold for the same period.

        The 5% increase in Genzyme General's service margin for the six months ended June 30, 2003, as compared to the same period of 2002, is primarily due to increased cost of services for our molecular genetics (DNA) and cancer testing services. Service margin as a percentage of service revenue decreased slightly for the six months ended June 30, 2003, as compared to the same period of 2002. The decrease is primarily attributable to a 14% increase in service revenue for the six months ended June 30, 2003 offset by an increase of 21% in the cost of services sold for the same period.

  Genzyme Biosurgery

        Service margin for services allocated to Genzyme Biosurgery increased 69% for the three months and 66% for the six months ended June 30, 2003, as compared to the same periods of 2002, and service margin as a percentage of service revenue increased during these periods primarily due to a 17% increase in sales of Orthopaedics services for the three months ended June 30, 2003 and a 30% increase in sales of Orthopaedics services for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases were a result of the classification of $1.6 million for the three months ended June 30, 2003 and $3.2 million for the six months ended June 30, 2003 of reimbursed expenses from partners as service revenue.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $19.9 million, or 18%, to $130.8 million for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $2.5 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $6.2 million increase in selling, general and administrative costs for Therapeutics products, of which $3.1 million is attributable to an increase in expenditures related to the launch of Fabrazyme enzyme in the United States during the second quarter of 2003 and increased market penetration for the product in Europe, and $3.1 million is attributable to additional spending for other Therapeutics initiatives;

  •
  a net increase of $6.0 million attributable to Genzyme General's administrative activities;

  •
  the creation of a Synvisc viscosupplementation product sales force and an increase in Genzyme Biosurgery's sales operations in France in 2003 as we began to sell Synvisc viscosupplementation product directly to customers rather than through a distributor effective January 1, 2003; and

  •
  the classification of $1.6 million of reimbursed expenses from partners as service revenue for Genzyme Biosurgery.

        Selling, general and administrative expenses increased $31.2 million, or 15%, to $245.0 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $7.3 million increase in selling and marketing costs for Renagel phosphate binder; and

  •
  a $11.6 million increase in selling, general and administrative costs for Therapeutics products, of which $6.7 million is attributable to an increase in expenditures related to the launch of Fabrazyme enzyme in the United States during the second quarter of 2003 and increased market penetration for the product in Europe, and $4.9 million is attributable to spending for other Therapeutics initiatives;

  •
  a net increase of approximately $4.6 million attributable to Genzyme General's administrative activities;

  •
  the creation of a Synvisc viscosupplementation product sales force and an increase in Genzyme Biosurgery's sales operations in France in 2003 as we began to sell Synvisc viscosupplementation product directly to customers rather than through a distributor effective January 1, 2003; and

  •
  the classification of $3.2 million of reimbursed expenses from partners as service revenue for Genzyme Biosurgery.

Research and Development Expenses

        Research and development expenses increased $3.1 million, or 4%, to $79.1 million for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $3.7 million increase in spending for Therapeutics research and development programs;

  •
  a $1.8 million increase in spending on Genzyme Biosurgery's Orthopaedics business product development programs, particularly other indications for Synvisc viscosupplementation product; and

  •
  a $1.3 million increase in spending on Genzyme Biosurgery's Cardiac Science business product development programs, particularly cardiac cell therapy clinical trials initiated in November 2002.

These increases were partially offset by:

  •
  a $1.1 million decrease in Genzyme Biosurgery's Biosurgical Specialties business product development programs, particularly clinical trials for Sepragel® spine, which were terminated in 2002; and

  •
  a $1.2 million planned reduction in spending on Genzyme Molecular Oncology's research and development programs as part of Genzyme Molecular Oncology's efforts to conserve available cash.

        Research and development expenses decreased $3.4 million, or 2%, to $154.7 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $7.5 million decrease in spending for Therapeutics research and development programs;

  •
  a $1.2 million decrease in the Biosurgical Specialities business development programs, particularly, clinical trials for Sepragel spine which were terminated in 2002; and

  •
  a $2.3 million planned reduction in spending for Genzyme Molecular Oncology's research and development programs as part of Genzyme Molecular Oncology's efforts to conserve available cash.

        These decreases were offset by:

  •
  a $3.1 million increase in spending on Genzyme Biosurgery's Orthopaedics business product development programs, particularly other indications for Synvisc viscosupplementation product; and

  •
  a $2.4 million increase in spending on Genzyme Biosurgery's Cardiac Science business product development programs, particularly cardiac cell therapy as a result of clinical trials initiated in November 2002.

The $7.5 million decrease in spending for Therapeutics research and development programs resulted partially from $10.8 million of additional charges that were included in research and development expenses for the six months ended June 30, 2002, for which there were no comparable amounts during the same period of 2003. The $10.8 million consisted of:

  •
  $8.8 million to reflect bulk product purchases and contract cancellation charges resulting from canceling our manufacturing contract for the clinical development of the enzyme replacement therapy for Pompe disease produced using the CHO cell line licensed from Synpac (North Carolina) Inc.; and

  •
  $2.0 million attributable to reductions in staffing at our facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        There was no significant change in amortization of intangibles expense for the three and six months ended June 30, 2003, as compared to the same periods of 2002.

Charge for Impairment of Goodwill

        In connection with our assessment of the value of Genzyme Biosurgery and the elimination of our tracking stock structure, we determined that the fair value of Genzyme Biosurgery's net assets was lower than their carrying value, indicating a potential impairment of the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit, which resulted from our acquisition of Biomatrix in December 2000. Based on the analysis performed to date, we have concluded that the goodwill assigned to Genzyme Biosurgery's orthopaedics reporting unit is fully impaired. Accordingly, we recorded an estimated charge for impairment of goodwill of $102.8 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in June 2003 to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit.

Charge for Impaired Asset

        In connection with the sale of assets to Teleflex, we tested the carrying value of our manufacturing facility in Fall River, Massachusetts in June 2003 to determine whether the impairment recognition criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. In evaluating the facility for impairment, we considered the risks associated with the eventual sale of this facility, including the probability of finding a buyer for the facility, the amount of time that would likely be required to market and complete the sale of the facility and the estimated range of net proceeds that we could expect to receive. Our impairment analysis indicated that the carrying value for the Fall River facility would not be fully recoverable. As a result of this assessment, we recorded a charge for impaired asset of $2.9 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in June 2003 to write down the carrying value of the Fall River facility to its estimated fair value.

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. We recorded this amount as a charge to expense in our consolidated statements of operations and the combined statements of operations of Genzyme General for the year ended December 31, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of June 30, 2003, we estimate that it will take approximately six to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

GelTex Pharmaceuticals, Inc.

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations and the combined statements of operations of Genzyme General for the year ended December 31, 2000. As of June 30, 2003, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when management believes Genzyme General may realize revenues from the sales of these products for their respective indications:

Program	Program Description or Indication		Development Status at June 30, 2003	Value at Acquisition Date	Estimated Cost to Complete at June 30, 2003	Year of Expected Product Launch
				(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	•	Clinical studies scheduled for completion in 2004 and 2005	$19.7	$9.3	2005
Tolevamer toxin binder	C. difficile associated diarrhea	•	Phase 2 trial expected to be completed in 2003	37.4	46.3	2007
GT56-252 oral iron chelator	Iron overload disease	•	Phase 1/2 trial ongoing	15.7	34.0	2007
GT316-235 fat absorption inhibitor	Anti-obesity	•	Expected to file an IND in 2004	17.8	58.3	2010
Polymer	Oral mucositis	•	Program cancelled during 2003; no further development planned	17.8	N/A	N/A
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$147.9

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

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of June 30, 2003, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at June 30, 2003	Value at Acquisition Date	Estimated Cost to Complete at June 30, 2003	Year of Expected Product Launch
				(in millions)
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • • •	Received conditional FDA approval for hip indication clinical trial in United States Preclinical activities in the United States and clinical trial in Europe for knee indications Preclinical for other joints Product launched for hip indication in Europe in September 2002	$33.8	$28.6	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •
Preclinical—gynecological and pelvic indications
Clinical trials—pivotal safety and efficacy study ongoing in United States for Hylaform biomaterials
			Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3 N/A	1.5 N/A	2003 to 2004 N/A

				$82.1	$30.1

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

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(4,804)	$(3,948)	22%	$(8,998)	$(8,042)	12%
Gain (loss) on investments in equity securities	(3,620)	343	(1,155)%	(3,620)	509	(811)%
Loss on sale of product line	(29,367)	—	N/A	(29,367)	—	N/A
Other	769	1,827	(58)%	1,519	963	58%
Investment income	12,428	12,624	(2)%	24,042	26,061	(8)%
Interest expense	(6,335)	(7,059)	(10)%	(12,825)	(13,865)	(8)%

Total other income (expenses)	$(30,929)	$3,787	(917)%	$(29,249)	$5,626	(620)%

Equity in Net Loss of Unconsolidated Affiliates

        We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

Joint Venture	Partner	Effective Date	Product/Indication
BioMarin/Genzyme LLC	BioMarin Pharmaceutical Inc.	September 1998	Aldurazyme enzyme for the treatment of MPS I
Diacrin/Genzyme LLC(1)	Diacrin, Inc.	October 1996	Products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases

(1)
The joint venture is no longer actively developing these products.

        The following table presents our equity in net loss of unconsolidated affiliates by entity for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Joint Venture/Unconsolidated Affiliate			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
BioMarin/Genzyme LLC	$(4,485)	$(2,767)	62%	$(8,536)	$(5,609)	52%
Diacrin/Genzyme LLC	(46)	(170)	(73)%	(189)	(320)	(41)%
Peptimmune	(273)	—	N/A	(273)	—	N/A
GTC	—	(1,011)	(100)%	—	(2,113)	(100)%

Total	$(4,804)	$(3,948)	22%	$(8,998)	$(8,042)	12%

        We record in equity in net loss of unconsolidated affiliates our portion of the results of our joint ventures with BioMarin, Diacrin, our portion of the losses of Peptimmune and, through May 2002, our portion of the losses of GTC.

        Our equity in net loss of unconsolidated affiliates increased 22% to $4.8 million for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is attributable to:

  •
  a $1.7 million increase in net losses from our joint venture with BioMarin, our partner for the development of Aldurazyme enzyme, primarily due to increased costs associated with the planned shift of efforts towards the manufacture and commercialization of Aldurazyme enzyme;

  •
  the addition of $0.3 million in net losses from our investment in Peptimmune, which we began accounting for under the equity method of accounting in March 2003; and

  •
  a $1.0 million decrease in net losses in our equity position in GTC.

        Our equity in net loss of unconsolidated affiliates increased 12% to $9.0 million for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is attributable to:

  •
  a $2.9 million increase in net losses from our joint venture with BioMarin, our partner for the development of Aldurazyme enzyme, primarily due to increased costs associated with the planned shift of efforts towards the manufacture and commercialization of Aldurazyme enzyme;

  •
  the addition of $0.3 million in net losses from our investment in Peptimmune, which we began accounting for under the equity method of accounting in March 2003; and

  •
  a $2.1 million decrease in net losses in our equity position in GTC.

        On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme as an enzyme replacement therapy for patients with the Hurler and Hurler-Scheie forms of MPS I, and Scheie patients with moderate to severe symptoms. Aldurazyme enzyme has been granted orphan drug status in the United States, which provides seven years of market exclusivity. On June 11, 2003, the European Commission granted marketing approval for Aldurazyme enzyme to treat the non-neurological manifestations of MPS I in patients with a confirmed diagnosis of the disease. Aldurazyme enzyme has been granted orphan drug status in the European Union, which provides ten years of market exclusivity. We are commercializing Aldurazyme enzyme in the United States and will launch Aldurazyme enzyme in the European Union on a country-by-country basis as pricing and reimbursement approvals are obtained. Aldurazyme enzyme is manufactured at BioMarin's plant in California and will be sent to either our manufacturing facility in Allston, Massachusetts or to a third-party facility for the final filling and finish process.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 17% of the shares of GTC common stock outstanding as of June 30, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General includes charges of $1.0 million for the three months and $2.1 million for the six months ended June 30, 2002, representing our portion of the losses of GTC.

        In January 2002, we formed Peptimmune as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of its outstanding stock. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to this sale, which was recorded as an increase to our investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in stockholders equity in our consolidated balance sheet. Although our ownership interest in Peptimmune has declined below 20%, we account for our investment in Peptimmune under the equity method of accounting because certain factors exist that cause us to continue to have significant influence over Peptimmune, including that the chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have service agreements with Peptimmune. Our equity in the net losses of Peptimmune have not been significant to date.

Gain on Investment in Equity Securities

        At December 31, 2002, the remaining 4.9 million shares of GTC common stock that we held did not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" because we were within the first 12 months of the 24-month lock-up provision described above. As a result, we carried our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Effective April 4, 2003, we began the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold now qualify as marketable securities under SFAS No. 115 and are carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED because we considered the decline in value of this investment to be other than temporary. Given the significance and duration of the decline as of June 30, 2003, we concluded that it was unclear over what period the recovery of the stock price for this investment would take place, and, accordingly, that any evidence suggesting that the investment would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of this investment.

        At June 30, 2003, our stockholders equity includes $16.4 million of unrealized gains and $0.3 million of unrealized losses related to our other investments in equity securities, all of which are allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary.

Other

        We periodically enter foreign currency forward contracts, all of which have durations of less than three months. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of June 30, 2003 is $52.0 million. At June 30, 2003 and 2002, the contracts fair value, representing an unrealized gain or loss, was not significant in each period presented.

        For the three months ended June 30, 2003, we also recorded in other in our consolidated statements of operations and the combined statements of operations of Genzyme General an unrealized gain of $0.8 million to reflect the change in value of our warrants to purchase shares of GTC common stock from April 1, 2003 to June 30, 2003, as compared to an unrealized loss of $0.9 million for the same period of 2002.

        For the six months ended June 30, 2003, we recorded an unrealized gain of $0.9 million to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2003 to June 30, 2003, as compared to an unrealized loss of $2.1 million for the same period of 2002.

Investment Income

        Our investment income decreased 2% for the three months and 8% for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to a decrease in interest rates, despite higher average cash balances.

Interest Expense

        Our interest expense decreased 10% for the three months and 8% for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to a slight decline in debt balances outstanding resulting from the repayment, in 2002, of notes payable, aggregating $7.0 million, assumed in connection with our acquisitions of Novazyme in September 2001 and GelTex in December 2000 and the satisfaction of the $10.0 million, 6.9% convertible subordinated note in May 2003, assumed in connection with our acquisition of Biomatrix.

Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(9,726)	$(10,293)	(6)%	$(28,724)	$(13,431)	114%
Effective tax rate	15%	27%		6,573%	28%

        Our tax rates for all periods presented vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales;

  •
  use of tax credits; and

  •
  the impact of the write off of nondeductible goodwill in 2003.

The decrease in our tax rate for the three and six months ended June 30, 2003, as compared to the same period of 2002, is primarily due to increased benefits from orphan drug credits.

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

GENZYME GENERAL
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme General's financial statements. When reviewing this discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" below. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock, were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery and Genzyme Molecular Oncology are now allocated to Genzyme General. We have deregistered Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions and the interdivisional financing arrangements previously approved by our board of directors that had made a portion of Genzyme General's cash available to Genzyme Biosurgery and Genzyme Molecular Oncology.

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we will cease allocating earnings to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings will be allocated to Genzyme General Stock. Earnings allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 will remain allocated to those stocks and will not be affected by the elimination of our tracking stock structure. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and management's discussion and analysis for each of our divisions but will continue to provide our consolidated financial statements and management's discussion and analysis for our corporation as a whole.

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

REVENUES

        The components of Genzyme General's total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product revenue	$321,553	$242,756	32%	$610,592	$461,219	32%
Service revenue	25,321	22,420	13%	49,776	43,595	14%

Total product and service revenue	346,874	265,176	31%	660,368	504,814	31%
Research and development revenue	789	1,992	(60)%	1,340	4,501	(70)%

Total revenues	$347,663	$267,168	30%	$661,708	$509,315	30%

Product and Service Revenue

        The following table sets forth Genzyme General's product and service revenues on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product Revenue:
Therapeutics:
Cerezyme enzyme	$184,724	$154,717	19%	$351,911	$302,783	16%
Other therapeutic products	35,433	18,083	96%	65,457	29,528	122%

Total Therapeutics	220,157	172,800	27%	417,368	332,311	26%
Renal	66,002	39,543	67%	124,768	69,075	81%
Diagnostic Products	22,554	20,530	10%	45,750	40,368	13%
Other	12,840	9,883	30%	22,706	19,465	17%

Total product revenue	321,553	242,756	32%	610,592	461,219	2%
Service Revenue:
Other	25,321	22,420	13%	49,776	43,595	14%

Total product and service revenue	$346,874	$265,176	31%	$660,368	$504,814	31%

Therapeutics

        Genzyme General's increase in Therapeutics product revenue for the three and six months ended June 30, 2003, as compared to the same periods of 2002, is primarily due to continued growth in sales of Cerezyme enzyme for the treatment of Type 1 Gaucher disease and increased sales of other therapeutic products. Other therapeutic products revenue consists primarily of:

  •
  sales of Thyrogen hormone, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer;

  •
  sales of Fabrazyme enzyme, which is a recombinant form of the human enzyme alpha-galactosidase used for the treatment of Fabry disease; and

  •
  bulk sales of and royalties earned on sales of WelChol bile acid binder, which is an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia.

        The growth in sales of Cerezyme enzyme for the three and six months ended June 30, 2003, as compared to the same periods of 2002, is attributable to Genzyme General's continued identification of new Gaucher disease patients worldwide, particularly in Europe, resulting from a significant investment in our global sales and marketing infrastructure. The growth in sales of Cerezyme enzyme in both periods was also positively impacted by the weakened U.S. Dollar. During the three months ended June 30, 2003, the U.S. Dollar weakened against the Euro on average by 24%, as compared to the same period of 2002, which positively impacted sales by $12.8 million. During the six months ended June 30, 2003, the U.S. Dollar weakened against the Euro on average by 23%, as compared to the same period of 2002, which positively impacted sales by $23.3 million. Sales of Cerezyme enzyme are approximately 57% of Genzyme General's total product revenue for the three months ended June 30, 2003, as compared to 64% for the same period of 2002. Sales of Cerezyme enzyme are approximately 58% of Genzyme General's total product revenue for the six months ended June 30, 2003, as compared to 66% for the same period of 2002.

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

        Genzyme General is aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. For example, Celltech Group plc and Actelion Ltd are developing Zavesca, a small molecule drug candidate for the treatment of Type 1 Gaucher disease. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Celltech/Actelion will be required to submit follow-up safety data on the product as a condition of these approvals. Zavesca has also been approved by the Israeli Ministry of Health. Teva Pharmaceuticals, a licensee of Celltech, has the rights to Zavesca in Israel. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefit with few side effects so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme enzyme.

        The increase in other therapeutic products revenue for the three months ended June 30, 2003, as compared to the same period of 2002, is attributable to:

  •
  a 44% increase in sales of Thyrogen hormone to $9.8 million primarily due to increased market penetration, particularly in Europe, where sales increased 100% to $4.0 million;

  •
  a 150% increase in sales of Fabrazyme enzyme in Europe to $14.6 million primarily due to our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  an increase in the kilograms shipped of our WelChol bile acid binder and a 94% increase in royalties earned on sales of WelChol bile acid binder to $9.8 million for the three months ended June 30, 2003 as compared to the same period of 2002. This increase was the result of sales to our U.S. marketing partner, Sankyo Pharma, Inc., which continues to experience market growth of the product in the United States. The introduction of a competitive product in the United States may adversely affect the future growth of bulk sales of and royalties earned on sales of WelChol bile acid binder.

        On April 24, 2003, the FDA granted marketing approval for Fabrazyme enzyme for Fabry disease. Fabrazyme enzyme has received orphan drug status, which provides seven years of market exclusivity in the United States. We have agreed with the FDA on a number of post-marketing commitments, as a condition of this approval. If we fail to meet these commitments, our ability to continue marketing Fabrazyme enzyme in the United States may be adversely affected.

        The increase in other therapeutic products revenue for the six months ended June 30, 2003, as compared to the same period of 2002, is attributable to:

  •
  a 52% increase in sales of Thyrogen hormone to $19.5 million primarily due to increased market penetration, particularly in Europe, where sales increased 112% to $8.1 million;

  •
  a 167% increase in sales of Fabrazyme enzyme in Europe to $26.2 million primarily due to our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme and the introduction to several new markets in Europe;

  •
  an increase in kilograms shipped of our WelChol bile acid binder and a 175% increase in royalties earned on sales of WelChol bile acid binder to $17.8 million for the six months ended June 30, 2003 as compared to the same period of 2002.

Renal

        In September 2002, we created the Renal reporting segment consisting primarily of amounts attributable to the manufacture and sale of Renagel phosphate binder. Previously, amounts attributable to the manufacture and sale of Renagel phosphate binder had been included as a component of Genzyme General's Therapeutics reporting segment. We have reclassified Genzyme General's 2002 disclosures to conform to its 2003 presentation. Genzyme General expects sales of Renagel phosphate binder to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. Our ability to increase sales of Renagel phosphate binder will be dependent on several factors, including:

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

  •
  the availability of reimbursement from third party payers, and the extent of coverage and the accuracy of our estimates of the payer mix;

  •
  our ability to successfully increase manufacturing capacity for Renagel phosphate binders;

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

        During the three months ended June 30, 2003, worldwide sales of Renagel phosphate binder, including sales of bulk sevelamer, the raw material used to formulate Renagel phosphate binder, increased 67% as compared to the same period of 2002, primarily due to:

  •
  an $18.7 million increase in net sales, primarily attributable to increased end-user demand in the United States and Europe, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year;

  •
  $3.0 million in sales of bulk sevelamer to Chugai, for which there were no comparable amounts in 2002. Chugai, together with its partner, Kirin Pharmaceutical Co. Ltd., has the right to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries. Chugai launched commercial sales in Japan in June 2003. We will continue supplying bulk sevelamer to Chugai and will receive royalties on net sales of the finished product

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $2.8 million; and

  •
  $1.6 million of additional revenue attributable to product mix shifts and the price increase for Renagel phosphate binder which became effective in February 2003.

        During the three months ended June 30, 2003, U.S. sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 58% to $45.9 million as compared to the same period of 2002, primarily due to:

  •
  an $11.6 million increase in net sales, primarily attributable to increased end-user demand, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year; and

  •
  $3.0 million in sales of bulk sevelamer to Chugai, for which there were no comparable amounts in 2002.

        Sales of Renagel phosphate binder, including sales of bulk sevelamer are 21% of Genzyme General's total product revenue for the three months ended June 30, 2003, as compared to 16% for the same period of 2002.

        During the six months ended June 30, 2003, worldwide sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 81% as compared to the same period of 2002, primarily due to:

  •
  a $40.8 million increase in net sales, primarily attributable to increased end-user demand in the United States and Europe, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year;

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $5.0 million;

  •
  $3.6 million of additional revenue attributable to product mix shifts and the price increase for Renagel phosphate binder which became effective in February 2003; and

  •
  $3.0 million in sales of bulk sevelamer to Chugai, for which there were no comparable amounts in 2002.

        During the six months ended June 30, 2003, U.S. sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 75% to $87.7 million as compared to the same period in 2002, primarily due to:

  •
  a $28.2 million increase in net sales, primarily attributable to increased end-user demand, and to the reductions in domestic wholesaler inventories during 2002 that negatively impacted revenues during that year; and

  •
  $3.0 million in sales of bulk sevelamer to Chugai, for which there were no comparable amounts in 2002.

        Sales of Renagel phosphate binder, including sales of bulk sevelamer are approximately 20% of Genzyme General's total product revenue for the six months ended June 30, 2003 as compared to 15% for the same period of 2002.

Diagnostic Products

        Diagnostic Products product revenue increased 10% for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to:

  •
  an 2% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne's biotechnology group to $16.1 million; and

  •
  a 36% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $6.5 million.

        Diagnostic Products product revenue increased 13% for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to:

  •
  a 6% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne's biotechnology group to $32.0 million; and

  •
  a 34% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $13.7 million.

Other Product and Service Revenue

        Other product revenue increased 30% to $12.8 million for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to a 34% increase in the combined sales of liquid crystals, lipids, peptides and amino acid derivatives to $9.2 million and a 25% increase in the sales of hyaluronan-based products to $3.6 million.

        Other product revenue increased 17% to $22.7 million for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily attributable to a 20% increase in the combined sales of liquid crystals, lipids, peptides and amino acid derivatives to $16.2 million and a 12% increase in the sales of hyaluronan-based products to $6.4 million.

        Service revenue increased 13% for the three months and 14% for the six months ended June 30, 2003, as compared to the same periods of 2002. These increases are primarily attributable to:

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

International Product and Service Revenue

        A substantial portion of Genzyme General's revenue was generated outside of the United States. Most of these revenues were attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
International product and service revenue	$162,223	$111,393	46%	$302,832	$214,907	41%
% of total product and service revenue	47%	42%		46%	43%

        The increase in international product and service revenue for the three months ended June 30, 2003, is primarily due to increased international sales of Cerezyme enzyme, Renagel phosphate binder and Fabrazyme enzyme.

        International sales of Cerezyme enzyme increased 34% to $108.4 million for the three months ended June 30, 2003, as compared to $81.1 million in the same period of 2002, primarily due to:

  •
  a 15% increase in international unit sales of Cerezyme enzyme; and

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Cerezyme enzyme by $12.8 million.

        International sales of Renagel phosphate binder increased 91% to $20.1 million for the three months ended June 30, 2003, as compared to $10.5 million for the same period of 2002, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased; and

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $2.8 million.

        International sales of Fabrazyme enzyme increased 150% to $15.0 million for the three months ended June 30, 2003, as compared to $6.0 million for the same period of 2002, primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002;

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 24% increase in the average exchange rate for the Euro, which positively impacted sales of Fabrazyme enzyme by $2.2 million.

        International product and service revenue as a percentage of total product and service revenue increased for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to the overall increase in international product and service sales and a $18.6 million positive impact on sales resulting from a 24% increase in the average exchange rate for the Euro.

        The increase in international product and service revenue for the six months ended June 30, 2003, is primarily due to increased international sales of Cerezyme enzyme, Renagel phosphate binder and Fabrazyme enzyme.

        International sales of Cerezyme enzyme increased 28% to $203.2 million for the six months ended June 30, 2003, as compared to $158.9 million in the same period of 2002, primarily due to:

  •
  an 11% increase in international unit sales of Cerezyme enzyme; and

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Cerezyme enzyme by $23.3 million.

        International sales of Renagel phosphate binder increased 96% to $37.0 million for the six months ended June 30, 2003, as compared to $18.8 million for the same period of 2002, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where units sales increased; and

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Renagel phosphate binder by $5.0 million.

        International sales of Fabrazyme enzyme increased 170% to $26.9 million for the three months ended June 30, 2003, as compared to $10.0 million for the same period of 2002, primarily due to:

  •
  the introduction of Fabrazyme enzyme into several new markets in Europe in 2002;

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  a 23% increase in the average exchange rate for the Euro, which positively impacted sales of Fabrazyme enzyme by $4.0 million.

        International product and service revenue as a percentage of total product and service revenue increased for the six months ended June 30, 2003 as compared to the same period of 2002 primarily due to the overall increase in international product and service sales and a $33.7 million positive impact on sales resulting from a 23% increase in the average exchange rate of the Euro.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Therapeutics	$1	$1,133	(100)%	$1	$2,929	(100)%
Other	55	—	N/A	98	31	216%
Eliminations/Adjustments	733	859	(15)%	1,241	1,541	(19)%

Total research and development revenues	$789	$1,992	(60)%	$1,340	$4,501	(70)%

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

MARGINS

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product margin	$246,358	$191,991	28%	$465,821	$362,855	28%
% of product revenue	77%	79%		76%	79%
Service margin	8,842	9,566	(8)%	19,833	18,875	5%
% of service revenue	35%	43%		40%	43%
Total product and service gross margin	$255,200	$201,557	27%	$485,654	$381,730	27%
% of total product and service revenue	74%	76%		74%	76%

        Genzyme General provides a broad range of healthcare products and services. As a result, Genzyme General's gross margin may vary significantly based on the category of product or service. Sales of therapeutic products, including Cerezyme enzyme, result in higher margins than diagnostic products.

Product Margin

        The 28% increase in Genzyme General's overall product margin for the three months ended June 30, 2003, as compared to same period of 2002, is primarily attributable to a 32% increase in product revenue. The increase in product margin is primarily attributable to an increase in sales of Therapeutics products, in addition to increased sales of products by our Renal and Diagnostic Products reporting segments for the three months ended June 30, 2003, as compared to same period of 2002.

        Product margin for the Therapeutics reporting segment increased 26% for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is due to a 27% increase in sales of Therapeutics products primarily attributable to increased sales of Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme for the three months ended June 30, 2003, as compared to the same period of 2002.

        Product margin for the Renal reporting segment increased 60% for the three months ended June 30, 2003 as compared to the same period of 2002. The increase is primarily due to a 67% increase in sales of Renagel phosphate binder for the three months ended June 30, 2003, as compared to the same period in 2002, offset by an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. In addition, product margin for the Renal reporting segment is impacted by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners.

        Product margin for the Diagnostic Products reporting segment increased 18% for the three months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily due to a 10% increase in sales of Diagnostic Products for the three months ended June 30, 2003, as compared to the same period of 2002, and only a 4% increase in the cost of products sold for the three months ended June 30, 2003, as compared to the same period of 2002.

        The 28% increase in Genzyme General's overall product margin for the six months ended June 30, 2003, as compared to same period of 2002, was primarily attributable to a 32% increase in product revenue. The increase in product margin is primarily attributable to an increase in sales of Therapeutics products, in addition to increased sales of Renal and Diagnostic Products for the six months ended June 30, 2003, as compared to same period of 2002.

        Product margin for the Therapeutics reporting segment increased 23% for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is due to a 26% increase in sales of Therapeutics products primarily attributable to increased sales of Cerezyme enzyme, Thyrogen hormone and Fabrazyme enzyme for the six months ended June 30, 2003, as compared to the same period of 2002. The increase in product margin for the six months ended June 30, 2003 was offset, in part, by the write off of $2.3 million of Cerezyme enzyme finished goods due to production issues, for which there is no similar write off in the same period of 2002.

        Product margin for the Renal reporting segment increased 75% for the six months ended June 30, 2003 as compared to the same period of 2002. The increase is primarily due to a 81% increase in sales of Renagel phosphate binder for the six months ended June 30, 2003, as compared to the same period in 2002, offset by an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. In addition, product margin for the Renal reporting segment is impacted by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners.

        Product margin for the Diagnostic Products reporting segment increased 50% for the six months ended June 30, 2003, as compared to the same period of 2002. The increase is primarily due to a 13% increase in sales of Diagnostic Products for the six months ended June 30, 2003, as compared to the same period of 2002, and a 5% decrease in the cost of products sold for the six months ended June 30, 2003, as compared to the same period of 2002. The decrease in the cost of products sold is partially attributable to a charge of $2.9 million recorded in the six months ended June 30, 2002, for the closure of a Diagnostic Products manufacturing facility in San Carlos, California for which there is no comparable amount in the six months ended June 30, 2003.

Service Margin

        The 8% decrease in service margin for the three months ended June 30, 2003, as compared to the same period of 2002 is primarily due to increased cost of services for our molecular genetics (DNA) and cancer testing services offset by increased cost of services sold attributable primarily to our molecular genetics (DNA) services. Service margin as a percentage of service revenue decreased for the three months ended June 30, 2003, as compared to the same period of 2002. This is primarily attributable to a 13% increase in service revenue for the three months ended June 30, 2003 offset by an increase of 28% in the cost of services sold for the same period.

        The 5% increase in service margin for the six months ended June 30, 2003, as compared to the same period of 2002 is primarily due to increased cost of services for our molecular genetics (DNA) and cancer testing services. Service margin as a percentage of service revenue decreased slightly for the six months ended June 30, 2003, as compared to the same period of 2002. This is primarily attributable to a 14% increase in service revenue for the six months ended June 30, 2003 offset by an increase of 21% in the cost of services sold for the same period.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $14.7 million, or 18%, to $95.2 million for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $2.5 million increase in selling and marketing costs for Renagel phosphate binder;

  •
  a $6.2 million increase in selling, general and administrative costs for Therapeutics products, of which $3.1 million is attributable to an increase in expenditures related to the launch of Fabrazyme enzyme in the United States during the second quarter of 2003 and increased market penetration for the product in Europe, and $3.1 million attributable to additional spending for other Therapeutics initiatives; and

  •
  a net increase of $6.0 million attributable to administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

        Selling, general and administrative expenses increased $23.5 million, or 15%, to $180.4 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $7.3 million increase in selling and marketing costs for Renagel phosphate binder; and

  •
  a $11.6 million increase in selling, general and administrative costs for Therapeutics products, of which $6.7 million is attributable to an increase in expenditures related to the launch of Fabrazyme enzyme in the United States during the second quarter of 2003 and increased market penetration for the product in Europe, and $4.9 million attributable to additional spending for other Therapeutics initiatives; and

  •
  a net increase of approximately $4.6 million attributable to administrative activities that we do not specifically allocate to a particular segment of Genzyme General.

Research and Development Expenses

        Research and development expenses increased $2.4 million, or 4%, to $58.8 million for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $3.7 million increase in spending for Therapeutics research and development programs; offset by

  •
  a $0.8 million decrease in the cost of post-marketing clinical development efforts for Renagel phosphate binder and a net decrease of $0.5 million attributable to research and development that we do not specifically allocate to a particular segment of Genzyme General.

        Research and development expenses decreased $5.2 million, or 4%, to $115.2 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $7.5 million decrease in spending for Therapeutics research and development programs; offset by

  •
  a $0.5 million increase in the cost of post-marketing clinical development efforts for Renagel phosphate binder and a net increase of $1.5 million attributable to research an development that we do not specifically allocate to a particular segment of Genzyme General.

The $7.5 million decrease in spending for Therapeutics research and development programs resulted partially from $10.8 million of additional charges that were included in research and development expenses for the first quarter of 2002, for which there were no comparable amounts during the same period of 2003. The $10.8 million consisted of:

  •
  $8.8 million to reflect bulk product purchases and contract cancellation charges resulting from cancelling our manufacturing contract for the clinical development of the enzyme replacement therapy for Pompe disease produced using the CHO cell line licensed from Synpac (North Carolina), Inc.; and

  •
  $2.0 million attributable to reductions in staffing at Genzyme General's facilities in New Jersey and Oklahoma that were acquired in connection with our acquisition of Novazyme.

Amortization of Intangibles

        There was no significant change in amortization of intangibles expense for the three and six months ended June 30, 2003, as compared to the same periods of 2002.

Purchase of In-Process Research and Development

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. We recorded this amount as a charge to expense in our consolidated statements of operations and the combined statements of operations of Genzyme General for the year ended December 31, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of June 30, 2003, we estimate that it will take approximately six to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

GelTex

        In December 2000, in connection with the acquisition of GelTex, we allocated approximately $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations and the combined statements of operations of Genzyme General for the year ended December 31, 2000. As of June 30, 2003, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimation of when management believes Genzyme General may realize revenues from the sales of these products for their respective indications:

Program	Program Description or Indication		Development Status at June 30, 2003	Value at Acquisition Date	Estimated Cost to Complete at June 30, 2003	Year of Expected Product Launch
				(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	•	Clinical studies scheduled for completion in 2004 and 2005	$19.7	$9.3	2005
Tolevamer toxin binder	C. difficile associated diarrhea	•	Phase 2 trial expected to be completed in 2003	37.4	46.3	2007
GT56-252 oral iron chelator	Iron overload disease	•	Phase 1/2 trial ongoing	15.7	34.0	2007
GT316-235 fat absorption inhibitor	Anti-obesity	•	Expected to file an IND in 2004	17.8	58.3	2010
Polymer	Oral mucositis	•	Program cancelled during 2003; no further development planned	17.8	N/A	N/A
DENSPM	Psoriasis	•	Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	•	Program cancelled during 2001; no further development planned	6.2	N/A	N/A

				$118.0	$147.9

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

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(4,804)	$(3,948)	22%	$(8,998)	$(8,042)	12%
Gain (loss) on investments in equity securities	(3,620)	343	(1,155)%	(3,620)	509	(811)%
Other	774	1,749	(56)%	1,554	852	82%
Investment income	12,058	12,079	—	23,339	25,031	(7)%
Interest expense	(4,328)	(4,678)	(7)%	(8,605)	(9,219)	(7)%

Total other income (expenses)	$80	$5,545	(99)%	$3,670	$9,131	(60)%

Equity in Net Loss of Unconsolidated Affiliates

        The following table presents our equity in net loss of unconsolidated affiliate by entity for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Joint Venture/Unconsolidated Affiliate			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
BioMarin/Genzyme LLC	$(4,485)	$(2,767)	62%	$(8,536)	$(5,609)	52%
Diacrin/Genzyme LLC	(46)	(170)	(73)%	(189)	(320)	(41)%
Peptimmune	(273)	—	N/A	(273)	—	N/A
GTC	—	(1,011)	(100)%	—	(2,113)	(100)%

Total	$(4,804)	$(3,948)	22%	$(8,998)	$(8,042)	12%

        Genzyme General records in equity in net loss of unconsolidated affiliates its portion of the results of our joint ventures with BioMarin, Diacrin, our portion of losses of Peptimmune and, through May 2002, our portion of the losses of GTC.

        Genzyme General's equity in net loss of unconsolidated affiliates increased 22% to $4.8 million for the three months ended June 30, 2003, as compared to the same period of 2002. The increase was attributable to:

  •
  a $1.7 million increase in net losses from our joint venture with BioMarin, our partner for the development of Aldurazyme enzyme, primarily due to increased costs associated with the planned shift of efforts towards the manufacture and commercialization of Aldurazyme enzyme;

  •
  the addition of $0.3 million in net losses from our investment in Peptimmune, which we began accounting for under the equity method of accounting in March 2003; and

  •
  a $1.0 million decrease in net losses in our equity position in GTC.

        Genzyme General's equity in net loss of unconsolidated affiliates increased 12% to $9.0 million for the six months ended June 30, 2003, as compared to the same period of 2002. The increase was attributable to:

  •
  a $2.9 million increase in net losses from our joint venture with BioMarin, our partner for the development of Aldurazyme enzyme, primarily due to increased costs associated with the planned shift of efforts towards the manufacture and commercialization of Aldurazyme enzyme;

  •
  the addition of $0.3 million in net losses from our investment in Peptimmune, which we began accounting for under the equity method of accounting in March 2003; and

  •
  a $2.1 million decrease in net losses in our equity position in GTC.

        On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme as an enzyme replacement therapy for patients with the Hurler and Hurler-Scheie forms of MPS I, and for Scheie patients with moderate to severe symptoms. Aldurazyme enzyme has been granted orphan drug status in the United States, which provides seven years of market exclusivity. On June 11, 2003, the European Commission granted marketing approval for Aldurazyme enzyme to treat the non-neurological manifestations of MPS I in patients with a confirmed diagnosis of the disease. Aldurazyme enzyme has been granted orphan drug status in the European Union, which provides ten years of market exclusivity. We are commercializing Aldurazyme enzyme in the United States and will launch Aldurazyme enzyme in the European Union on a country-by-country basis as pricing and reimbursement approvals are obtained. Aldurazyme enzyme is manufactured at BioMarin's plant in California and will be sent to either our manufacturing facility in Allston, Massachusetts or to a third-party facility for the final filling and finish process.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us and allocated to Genzyme General for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. The shares of GTC common stock sold were valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the Nasdaq National Market on April 1, 2002. We have committed to 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us and allocated to Genzyme General, which is approximately 17% of the shares of GTC common stock outstanding as of June 30, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002. Equity in net loss of unconsolidated affiliates in our consolidated statements of operations and the combined statements of operations of Genzyme General include charges of $1.0 million for the three months and $2.1 million for the six months ended June 30, 2002, representing our portion of the losses of GTC.

        In January 2002, we formed Peptimmune as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We allocated our investment in Peptimmune to Genzyme General. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of its outstanding stock. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to this sale, which was recorded as an increase to Genzyme General's investment in Peptimmune in other noncurrent assets and an increase to other comprehensive income in division equity in Genzyme General's combined balance sheet. Although our ownership interest in Peptimmune has declined below 20%, we account for our investment in Peptimmune under the equity method of accounting because certain factors exist that cause us to continue to have significant influence over Peptimmune, including that the chairman, president and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have service agreements with Peptimmune. Our equity in the net losses of Peptimmune have not been significant to date.

Gain on Investment in Equity Securities

        At December 31, 2002, the remaining 4.9 million shares of GTC common stock that we held did not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," because we were within the first 12 months of the 24-month lock-up provision described above. As a result, we carried our investment in GTC on our consolidated balance sheets and the combined balance sheets of Genzyme General at cost, subject to review for impairment. Effective April 4, 2003, we began the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold now qualify as marketable securities under SFAS No. 115 and are carried on our consolidated balance sheets and the combined balance sheets of Genzyme General at fair value.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED because we considered the decline in value of this investment to be other than temporary. Given the significance and duration of the decline as of June 30, 2003, we concluded that it was unclear over what period the recovery of the stock price for this investment would take place, and, accordingly, that any evidence suggesting that the investment would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of this investment.

        At June 30, 2003, Genzyme General's division equity includes $16.4 million of unrealized gains and $0.3 million of unrealized losses related to our other investments in equity securities, all of which are allocated to Genzyme General. We believe the losses related to our other investments in equity securities are temporary.

Other

        Genzyme General periodically enters foreign currency forward contracts, all of which have durations of less than three months. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of June 30, 2003 is $52.0 million. At June 30, 2003 and 2002, the contracts fair value, representing an unrealized gain or loss, was not significant in each period presented.

        For the three months ended June 30, 2003, Genzyme General also recorded in other in our consolidated statements of operations and the combined statements of operations of Genzyme General an unrealized gain of $0.8 million to reflect the change in value of our warrants to purchase shares of GTC common stock from April 1, 2003 to June 30, 2003, as compared to an unrealized loss of $0.9 million for the same period of 2002.

        For the six months ended June 30, 2003, Genzyme General recorded an unrealized gain of $0.9 million to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2003 to June 30, 2003, as compared to an unrealized loss of $2.1 million for the same period of 2002.

Investment Income

        Genzyme General's investment income decreased slightly for the three months ended June 30, 2003 and 7% for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to a decrease in interest rates, despite higher average cash balances.

Interest Expense

        Genzyme General's interest expense decreased 7% for the three and six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to a slight decline in debt balances outstanding resulting from the repayment, in 2002, of notes payable, aggregating $7.0 million, assumed in connection with our acquisitions of Novazyme in September 2001 and GelTex in December 2000.

Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(29,378)	$(17,964)	64%	$(54,869)	$(29,979)	83%
Effective tax rate	32%	29%		31%	30%

        Genzyme General's tax rates for all periods vary from the U.S. statutory tax rate as a result of its:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

The decrease in our tax rate for the three and six months ended June 30, 2003, as compared to the same period of 2002, is primarily due to increased benefits from orphan drug credits.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes necessary for an understanding of Genzyme Biosurgery's financial statements. When reviewing this discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" below. These risks and uncertainties could cause our actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock. Options and warrants to purchase shares of Biosurgery Stock were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock, no shares remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery are now allocated to Genzyme General. We have deregistered Biosurgery Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions and the interdivisional financing arrangement previously approved by our board of directors that had made a portion of Genzyme General's cash available to Genzyme Biosurgery.

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we will cease allocating earnings to Biosurgery Stock. From that date forward, all of our earnings will be allocated to Genzyme General Stock. Earnings allocated to Biosurgery Stock prior to July 1, 2003 will not be affected by the elimination of our tracking stock structure. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and management's discussion and analysis for Genzyme Biosurgery but will continue to provide our consolidated financial statements and management's discussion and analysis for our corporation as a whole.

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

DISPOSITION

        On June 30, 2003, we sold substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal product line and certain other assets, to Teleflex, for $32.8 million in cash. In addition, Teleflex assumed $6.3 million of trade obligations directly associated with our cardiac devices business. The sale was completed on June 30, 2003 after banking hours and, as a result, the proceeds were not received until July 1, 2003. We recorded the proceeds as a receivable due from Teleflex in our consolidated balance sheet and the combined balance sheet of Genzyme Biosurgery at June 30, 2003. The assets sold had a net carrying value of $68.1 million at the time of the sale. We recorded a net loss of $29.4 million in our consolidated statements of operations and in the combined statements of operations of Genzyme Biosurgery in June 2003 in connection with this sale. Teleflex is leasing the manufacturing facility that we own in Fall River, Massachusetts through December 2004 with an option to extend the term to June 30, 2005. We have also entered into several transitional services agreements with Teleflex under which we will each provide and receive certain services for specified periods of time and fees as described in the agreements.

REVENUES

        The components of Genzyme Biosurgery's total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product revenue:
Orthopaedics	$29,633	$25,767	15%	$55,987	$45,765	22%
Biosurgical Specialties	12,514	11,724	7%	24,618	21,714	13%
Cardiac Science	44	—	N/A	56	—	N/A
Cardiac Devices	19,488	19,733	(1)%	38,468	37,908	1%

Total product revenue	61,679	57,224	8%	119,129	105,387	13%

Service revenue:
Orthopaedics	5,531	4,728	17%	11,598	8,905	30%
Biosurgical Specialties	649	876	(26)%	1,622	1,907	(15)%
Cardiac Science	11	—	N/A	14	—	N/A
Cardiac Devices	1	—	N/A	1	—	N/A

Total service revenue	6,192	5,604	10%	13,235	10,812	22%

Research and development revenue:
Orthopaedics	116	—	N/A	546	—	N/A
Biosurgical Specialties	687	35	1,863%	1,373	35	3,823%
Cardiac Science	84	—	N/A	101	—	N/A

Total research and development revenue	887	35	2,434%	2,020	35	5,671%

Total revenues	$68,758	$62,863	9%	$134,384	$116,234	16%

Product Revenue

        In January 2003, as a result of a change in how Genzyme Biosurgery reviews its business, Genzyme Biosurgery reallocated:

  •
  the activities of its former Cardiothoracic reporting segment into two separate reporting segments called Cardiac Science and Cardiac Devices. Cardiac Science derives product revenue from product license fees related to its cell and gene therapies for such diseases as ischemic heart disease and congestive heart failure. Cardiac Devices products include fluid management (chest drainage) systems, surgical closures, biomaterials, and instruments for conventional and minimally invasive cardiac surgery;

  •
  two suture product lines from its Biosurgical Specialties reporting segment to its Cardiac Devices reporting segment, so that all suture product lines are reflected as components of its Cardiac Devices reporting segment; and

  •
  its cardiovascular Sepra product from its Cardiac Devices reporting segment to its Biosurgical Specialties reporting segment.

Genzyme Biosurgery has reclassified its 2002 disclosures to conform to its 2003 presentation.

        Orthopaedics product revenue increased 15% to $29.6 million for the three months and 22% to $56.0 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to increased sales of Synvisc viscosupplementation product. Synvisc viscosupplementation product sales increased in each period primarily due to increased utilization of the product within the existing customer base as well as the creation of new accounts. We believe that a significant competitor is currently seeking FDA approval for a viscosupplementation product that could have an adverse affect on future sales of Synvisc viscosupplementation product.

        Biosurgical Specialties product revenue increased 7% to $12.5 million for the three months and 13% to $24.6 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to 22% increases in the sales of Sepra products to $11.4 million for the three months and $21.8 million for the six months ended June 30, 2003, primarily due to increased market penetration.

        Cardiac Devices product revenue remained stable for the three and six months ended June 30, 2003 as compared to the same periods of 2002.

Service Revenue

        Orthopaedics service revenue increased 17% to $5.5 million for the three months and 30% to $11.6 million for the six months ended June 30, 2003, as compared to the same periods a year ago, primarily due to the reclassification of $1.6 million for the three months and $3.2 million for the six months ended June 30, 2003 of reimbursed expenses from partners as service revenue.

        Biosurgical Specialties service revenue decreased 26% to $0.6 million for the three months and 15% to $1.6 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to decreased sales of Epicel skin grafts, which are used to treat victims of severe burns. Sales of Epicel skin grafts are variable based upon a number of unpredictable factors, including the number of severe burn patients and their survival rate prior to treatment with Epicel skin grafts.

Research and Development Revenue

        Orthopaedics research and development revenue is primarily due to reimbusements received from a partner for development projects associated with Synvisc viscosupplementation product beginning in 2003. Biosurgical Specialties research and development revenue is primarily due to a milestone payment received for Hylaform biomaterial product.

International Revenue

        International product and service revenue as a percentage of total product and service revenue for the three months ended June 30, 2003 was 30% as compared to 27% in the same period of 2002. International product and service revenue as a percentage of total product and service revenue for the six months ended June 30, 2003 was 30% as compared to 29% in the same period of 2002.

MARGINS

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product margin	$36,568	$31,467	16%	$68,760	$55,075	25%
% of product revenue	59%	55%		58%	52%
Service margin	$3,417	$2,019	69%	$6,946	$4,194	66%
% of service revenue	55%	36%		52%	39%
Total product and service gross margin	$39,985	$33,486	19%	$75,706	$59,269	28%
% of total product and service revenue	59%	53%		57%	51%

Product Margin

        Genzyme Biosurgery sells or provides a broad range of healthcare products and services. As a result, Genzyme Biosurgery's gross margins may vary significantly depending on the market conditions of each product or service.

        The increases in product margin and in product margin as a percentage of product revenue for the three and six months ended June 30, 2003, as compared to the same periods of 2002, are primarily attributable to an increase in product revenue of $4.5 million for the three months and $13.7 million for the six months ended June 30, 2003.

Service Margin

        Service margin for services allocated to Genzyme Biosurgery increased 69% for the three months ended June 30, 2003, compared to the same periods of 2002, and service margin as a percentage of service revenue increased during this period primarily due to a 17% increase in sales of Orthopaedics services for the three months ended June 30, 2003, as compared to the same period in 2002. This increase is a result of the classification of $1.6 million for the three months ended June 30, 2003 of reimbursed expenses from partners as service revenue.

        Service margin for services allocated to Genzyme Biosurgery increased 66% for the six months ended June 30, 2003 as compared to the same periods of 2002 and service margin as a percentage of service revenue increased during this period primarily due to a 30% increase in sales of Orthopaedics services for the six months ended June 30, 2003 as compared to the same periods in 2002. This increase is a result of the classification of $3.2 million for the six months ended June 30, 2003 of reimbursed expenses from partners as service revenue.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 20% for the three months ended June 30, 2003 as compared to the same period of 2002 and increased 16% for the six months ended June 30, 2003 as compared to the same period of 2002. The increases were primarily due to the creation of a sales force and an increase in sales operations in France in the first half of 2003 as we began to sell Synvisc viscosupplementation product directly to customers rather than through a distributor effective January 1, 2003. Also contributing to these increases was the classification of $1.6 million for the three months and $3.2 million for the six months ended June 30, 2003 of reimbursed expenses from partners as service revenue. These increases were partially offset by an overall decrease in expenses related to the Cardiac Devices business primarily due to increased operating efficiencies and reductions in staffing in 2002.

Research and Development Expenses

        Research and development expenses increased 15% for the three months ended June 30, 2003 as compared to the same period of 2002. The increase was primarily due to a $1.8 million increase in spending on the Orthopaedics business product development programs, particularly other indications for Synvisc viscosupplementation product and a $1.3 million increase in the Cardiac Science business product development programs, particularly cardiac cell therapy, as a result of clinical trials initiated in November 2002. These increases were partially offset by a $1.1 million decrease in the Biosurgical Specialties business product development programs, particularly, clinical trials for Sepragel spine which were terminated in 2002.

        Research and development expenses increased 16% for the six months ended June 30, 2003 as compared to the same period of 2002. The increase was primarily due to a $3.1 million increase in spending on the Orthopaedics business product development programs, particularly other indications for Synvisc viscosupplementation product and a $2.4 million increase in the Cardiac Science business product development programs, particularly cardiac cell therapy, as a result of clinical trials initiated in November 2002. These increases were partially offset by a $1.2 million decrease in the Biosurgical Specialties business product development programs, particularly, clinical trials for Sepragel spine which were terminated in 2002.

Amortization of Intangibles

        There was no significant change in amortization of intangibles expense for the three and six months ended June 30, 2003, as compared to the same periods of 2002.

Charge for Impairment of Goodwill

        In connection with our assessment of the value of Genzyme Biosurgery and the elimination of our tracking stock structure, we determined that the fair value of Genzyme Biosurgery's net assets was lower than their carrying value, indicating a potential impairment of the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit, which resulted from our acquisition of Biomatrix in December 2000. Based on the analysis performed to date, we have concluded that the goodwill assigned to Genzyme Biosurgery's orthopaedics reporting unit is fully impaired. Accordingly, we recorded an estimated charge for impairment of goodwill of $102.8 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in June 2003 to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit.

Charge for Impaired Asset

        In connection with the sale of assets to Teleflex, we tested the carrying value of our manufacturing facility in Fall River, Massachusetts in June 2003 to determine whether the impairment recognition criteria in SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," had been met. In evaluating the facility for impairment, we considered the risks associated with the eventual sale of this facility, including the probability of finding a buyer for the facility, the amount of time that would likely be required to market and complete the sale of the facility and the estimated range of net proceeds that we could expect to receive. Our impairment analysis indicated that the carrying value for the Fall River facility would not be fully recoverable. As a result of this assessment, we recorded a charge for impaired asset of $2.9 million in our consolidated statements of operations and the combined statements of operations of Genzyme Biosurgery in June 2003 to write down the carrying value of the Fall River facility to its estimated fair value.

Purchase of In-Process Research And Development

  Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which Genzyme Biosurgery recorded as a charge to expense in its combined statement of operations for the year ended December 31, 2000. As of June 30, 2003, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimation of when our management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication		Development Status at June 30, 2003	Value at Acquisition Date	Estimated Cost to Complete at June 30, 2003	Year of Expected Product Launch
				(in millions)
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • •	Received conditional FDA approval for hip indication clinical trial in United States Preclinical activities in the United States and clinical trial in Europe for knee indications Preclinical for other joints Product launched for hip indication in Europe in September 2002	$33.8	$28.6	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •	Preclinical—gynecological and pelvic indications
Clinical trials—pivotal safety and efficacy study ongoing in United States for Hylaform biomaterials
			Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3 N/A	1.5 N/A	2003 to 2004 N/A

				$82.1	$30.1

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

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Loss on sale of product line	$(29,367)	$—	N/A	$(29,367)	$—	N/A
Other	(5)	78	(106)%	(35)	111	(132)%
Investment income	253	326	(22)%	472	623	(24)%
Interest expense	(1,987)	(2,361)	(16)%	(4,180)	(4,606)	(9)%

Total other income (expenses)	$(31,106)	$(1,957)	1,489%	$(33,110)	$(3,872)	755%

Investment Income

        Investment income decreased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 as a result of a decrease in interest rates.

Interest Expense

        Interest expense decreased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 primarily as a result of a decrease in interest rates used to calculate interest on borrowings from our revolving credit facility and the satisfaction of the $10.0 million, 6.9% convertible subordinated note in May 2003, assumed in connection with our acquisition of Biomatrix.

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

        Upon adoption of SFAS No. 142, Genzyme Biosurgery tested the goodwill of the cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. Genzyme Biosurgery recorded an impairment charge of $98.3 million, which was reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations and the combined statements of operations for Genzyme Biosurgery in March 2002.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        The following discussion summarizes the key factors our management believes are necessary for an understanding of Genzyme Molecular Oncology's financial statements. When reviewing this discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" below. These risks and uncertainties could cause actual results to differ materially from those forecast in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options to purchase shares of Molecular Oncology Stock were exchanged for options to purchase shares of Genzyme General Stock. While our charter continues to designate 40,000,000 shares as Molecular Oncology Stock, no shares remain outstanding effective July 1, 2003, and all of our assets and liabilities that had been allocated to Genzyme Molecular Oncology are now allocated to Genzyme General. We have deregistered Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. The elimination of our tracking stock structure will impact our consolidated balance sheet and earnings allocations beginning July 1, 2003. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions and the interdivisional financing arrangement, previously approved by our board of directors, that had made a portion of Genzyme General's cash available to Genzyme Molecular Oncology.

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we will cease allocating earnings to Molecular Oncology Stock. From that date forward, all of our earnings will be allocated to Genzyme General Stock. Earnings allocated to Molecular Oncology Stock prior to July 1, 2003 will not be affected by the elimination of our tracking stock structure. In future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate financial statements and management's discussion and analysis for Genzyme Molecular Oncology but will continue to provide our consolidated financial statements and management's discussion and analysis for our corporation as a whole.

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

REVENUES

        The components of Genzyme Molecular Oncology's total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Service revenue	$37	$185	(80)%	$37	$485	(92)%
Research and development revenue	1,777	1,469	21%	3,254	2,938	11%
Licensing revenue	661	673	(2)%	1,365	1,326	3%
Royalty revenue	7	19	(63)%	14	19	(26)%

Total revenues	$2,482	$2,346	6%	$4,670	$4,768	(2)%

        Service revenue consists of revenues from the provision of services related to the SAGE genomics technology. Genzyme Molecular Oncology provides these services sporadically as customers request them. The focus of its SAGE business remains directed to the grant of licenses to the technology.

        Research and development revenue for both the three and six months ended June 30, 2003 and 2002 consists of revenue for research performed on behalf of:

  •
  Purdue under the cancer antigen discovery agreement that was initiated in October 2000; and

  •
  Kirin Brewery Co. Ltd. under a collaboration agreement related to the tumor endothelial marker (TEM) program that was initiated in November 2001.

        Licensing revenue for both the three and six months ended June 30, 2003 and 2002 consisted primarily of technology access fees Genzyme Molecular Oncology received from Purdue and Kirin Brewery Co. Ltd. upon entering those collaborations. Genzyme Molecular Oncology is amortizing these fees over the course of the associated research programs. For the three and six months ended June 30, 2003, Genzyme Molecular Oncology recognized $0.6 million and $1.3 million of the technology access fees it received from Purdue and Kirin Brewery Co. Ltd., consistent with the same periods of 2002. Genzyme Molecular Oncology also recognizes licensing revenue from licenses of rights to the SAGE technology.

        Royalty revenue consists of royalties received under licenses to the SAGE technology.

COST OF REVENUES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Cost of services sold	$17	$168	(90)%	$17	$287	(94)%
Cost of revenue from research and development contracts, licensing and royalty revenue	1,156	1,167	(1)%	2,328	2,302	1%

Total cost of revenues	$1,173	$1,335	(12)%	$2,345	$2,589	(9)%

        Genzyme Molecular Oncology's cost of services sold consists of costs associated with the performance of services using the SAGE technology.

        Genzyme Molecular Oncology's cost of research and development contracts, licensing and royalty revenue for the three and six months ended June 30, 2003 and 2002 includes:

  •
  costs associated with work performed under funded research and development agreements, including those with Purdue and Kirin Brewery Co. Ltd.; and

  •
  royalties payable to third parties, most notably The Johns Hopkins University, for technology that Genzyme Molecular Oncology has licensed from them.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Genzyme Molecular Oncology's selling, general and administrative expenses decreased 20% to $1.7 million for the three months ended June 30, 2003 and 18% to $3.4 million for the six months ended June 30, 2003, as compared to the same periods of 2002, primarily due to continued efforts within Genzyme Molecular Oncology to manage overall expenses and available cash.

Research and Development Expenses

        Genzyme Molecular Oncology's research and development expenses decreased for both the three and six months ended June 30, 2003 by 22% to $4.1 million and $8.3 million, as compared to the same periods of 2002. Total research and development expenses, including collaborator-funded expenses, decreased 18% and 17% to $5.3 million and $10.7 million for the three and six months ended June 30, 2003. These decreases are primarily due to a planned reduction in research and development spending as part of efforts to conserve available cash.

OTHER INCOME AND EXPENSES

        Genzyme Molecular Oncology's other income decreased 51% and 48% to $0.1 million and $0.2 million for the three and six months ended June 30, 2003, as compared to $0.2 million and $0.4 million in the same periods of 2002, primarily due to a decrease in investment income. Investment income decreased as a result of lower average cash balances.

B. LIQUIDITY AND CAPITAL RESOURCES

GENZYME CORPORATION

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock, were exchanged for options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding effective July 1, 2003, and all of our assets and liabilities are now allocated to Genzyme General. We have deregistered Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our divisions. As a result of the elimination of our tracking stock structure, in future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate liquidity and capital resources discussions and analyses for each of our divisions but will continue to provide the liquidity and capital resources discussion and analysis for our corporation as a whole.

        At June 30, 2003 we had cash, cash equivalents, and short- and long-term investments of $1.3 billion, an increase of $96.7 million from December 31, 2002.

        Our operating activities generated $163.1 million of cash for the six months ended June 30, 2003 as compared to $63.4 million for the same period of 2002. Net cash provided by operating activities was favorably impacted by:

  •
  $73.2 million of depreciation and amortization, of which $38.1 million resulted from the depreciation of property, plant and equipment and $35.1 million resulted from the amortization of intangible assets;

  •
  an estimated charge for impairment of goodwill of $102.8 million to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit;

  •
  a $2.9 million charge for the impairment of our manufacturing facility in Fall River, Massachusetts;

  •
  $9.0 million representing our equity in net losses of unconsolidated affiliates;

  •
  a $3.6 million charge for impairment of our investment in the common stock of ABIOMED; and

  •
  a charge of $29.4 million for the loss on the sale of substantially all of the tangible and intangible assets directly associated with our cardiac devices business to Teleflex in June 2003.

        These favorable impacts were offset, in part, by our net loss of $29.2 million, deferred tax benefits of $20.4 million and a $9.5 million net increase in certain working capital accounts.

        Our investing activities utilized $299.0 million in cash for the six months ended June 30, 2003, as compared to the $80.9 million of cash for the same period of 2002. Net cash utilized by investing activities consists primarily of:

  •
  $165.5 million in cash utilized by the net purchases, sales and maturities of investments;

  •
  $111.9 million in cash used to fund purchases of plant, property and equipment, of which, $68.7 million resulted from our manufacturing capacity expansion in Ireland, the United Kingdom and Belgium, $11.3 million resulted from our manufacturing capacity expansion in the United States and $31.9 million representing an aggregate of other manufacturing relocations, expansions and rehabilitations worldwide;

  •
  $11.0 million in cash to fund our investments in unconsolidated affiliates; and

  •
  $12.1 million in cash paid to BioMarin, pursuant to our joint venture agreement with BioMarin, upon receipt of FDA marketing approval for Aldurazyme enzyme in April 2003.

        In June 2003, we exercised our option to acquire a 50% interest in Dyax Corporation's DX-88 program for the potential treatment of hereditary angioedema, or HAE, and other chronic inflammatory diseases. Under the terms of the joint venture, both companies will share development costs of DX-88 for HAE going forward. In addition, Dyax Corporation, or Dyax, will receive milestone payments from us upon dosing the first HAE patient in a pivotal clinical trial of DX-88 and upon regulatory approval for the first indication. Dyax will also receive milestone payments from us if DX-88 is approved in additional chronic inflammatory indications. Contingent upon regulatory approval of DX-88 for HAE, we will market the product worldwide. Both companies will share equally in profits from sales of DX-88 for HAE and/or other chronic inflammatory diseases. In March 2003, Dyax exercised an option to acquire from us all rights to DX-88 for surgical indications.

        Our financing activities provided $51.7 million in cash for the six months ended June 30, 2003 as compared to $58.0 million in cash for the same period of 2002. Cash provided from financing activities is primarily the result of:

  •
  $45.1 million of proceeds from the issuance of common stock under our stock plans; and

  •
  $16.0 million of proceeds from our draw on our revolving credit facility.

        The cash provided by our financing activities was partially offset by $10.4 million in cash utilitzed to repay debt and capital lease obligations, of which $10.0 million was used in May 2003 to satisfy the 6.9% convertible subordinated note assumed in connection with our acquisition of Biomatrix.

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. During the second quarter of 2003, we drew down $16.0 million under this facility. At June 30, 2003, $300.0 million remained outstanding under this facility, all of which was repaid on August 11, 2003. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in the aggregate, 2.5% at June 30, 2003. The terms of the revolving credit facility include various covenants, including financial covenants, which require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2002 Form 10-K. Excluding the additional $16.0 million drawn under our revolving credit facility, the subsequent repayment of the entire $300.0 million principal balance outstanding under this facility and the payment of the 6.9% convertible subordinated note all described above, there have been no material changes to our contractual obligations since December 31, 2002.

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

  •
  expanding staff;

  •
  working capital, including satisfaction of our obligations under capital and operating leases; and

  •
  business combinations and other strategic business initiatives.

        On August 13, 2003, we launched an all cash tender offer for all of the outstanding shares of SangStat for $22.50 per outstanding share, or approximately $600 million. The transaction, which we expect to be completed in September 2003, is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. This transaction, if completed, will use a significant portion of our cash resources. In addition, our cash reserves may be further reduced to pay principal and interest on the $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which may be converted into shares of Genzyme General Stock. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. The redemption price would be 100.75% of the principal amount if redeemed from May 20, 2004 through May 14, 2005, and 100% of the principal amount thereafter.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

        Two lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court on May 28, 2003, is a purported class action on behalf of holders of Biosurgery Stock alleging a breach of an implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case is seeking an injunction to adjust the exchange ratio for the tracking stock exchange. We filed our answer to this complaint on July 21, 2003. The second case, filed in the United States District Court for the Southern District of New York on June 3, 2003, was brought by two holders of Biosurgery Stock alleging violations of federal securities laws as well as a breach of an implied covenant of good faith and fair dealing in our charter, a breach of our board of directors' fiduciary duties, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs sought an injunction to prevent the tracking stock exchange, but they withdrew that motion on June 19, 2003. The plaintiffs are also seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We filed a motion to dismiss this complaint on July 2, 2003. Rather than reply to this motion, the plaintiffs amended their complaint on August 1, 2003. This amended complaint asserts class action status and, except for the rescission of the Biomatrix acquisition, seeks the same relief as the original complaint. We believe both cases are without merit and plan on defending against them vigorously. We are not able to predict the outcome of these cases or estimate the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, we have not accrued any amounts in connection with this contingency.

        In 2001, Genzyme Limited, our wholly-owned subsidiary in the United Kingdom, established a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies following the expiration of a contract with a third party service provider. This third party lodged a complaint with the Office of Fair Trading in the United Kingdom. The OFT is a non-governmental organization empowered to enforce certain consumer and competition legislation in the United Kingdom. The OFT commenced an investigation of this service, alleging that it contravened competition laws in the United Kingdom. While we believe that the provision of home healthcare services by our subsidiary and our pricing for Cerezyme enzyme in the United Kingdom fully complies with applicable laws, we cooperated in this investigation. In March 2003, the OFT ruled that this service did, in fact, violate United Kingdom competition law, and as a result fined Genzyme Limited approximately 6.8 million Pounds Sterling and required modifications to our pricing structure for Cerezyme enzyme in the United Kingdom. We have appealed this finding to the United Kingdom Competition Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. Hearings were held in April 2003 and May 2003 regarding the stay of the OFT's decision. In May 2003, the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount during the pendency of the appeal process. Genzyme Limited filed its appeal brief in May 2003 and expects the appeal hearing to take place in September 2003. We are confident that we will prevail on appeal and believe it probable that we will not have to pay a material fine or permanently modify our Cerezyme pricing structure. We have not accrued any amounts in connection with this contingency.

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating with the FTC in its investigation which is currently ongoing.

        In April 2002, SPI initiated dispute resolution procedures alleging that we breached representations and warranties and committed fraud and intentional misconduct relating to the sale of our Snowden-Pencer line of surgical instruments to SPI in November 2001. An arbitration hearing is ongoing. We believe the claims made by SPI are without merit and intend to vigorously defend the claims. Based on the advice of counsel, management does not believe that it is probable that we will be required to pay a material amount in connection with this claim. We have not accrued any amounts in connection with this contingency.

Recent Accounting Pronouncements

        In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We do not expect EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of adopting FIN 46.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial condition or results of operations.

GENZYME GENERAL
A Division of Genzyme Corporation

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. As a result of the elimination of our tracking stock structure, in future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide separate liquidity and capital resources discussions and analyses for each of our divisions but will continue to provide the liquidity and capital resources discussion and analysis for our corporation as a whole. The full discussion of our liquidity and capital resources as of June 30, 2003 is described under the caption "Liquidity and Capital Resources-Genzyme Corporation" above. We encourage you to read this discussion.

        At June 30, 2003, Genzyme General had cash, cash equivalents, and short- and long-term investments of $1.3 billion, an increase of $114.8 million from December 31, 2002.

        Genzyme General's operating activities generated $185.0 million of cash for the six months ended June 30, 2003 as compared to $97.4 for the same period of 2002. Net cash provided by operating activities was favorably impacted by Genzyme General's division net income of $120.6 million, and:

  •
  $54.5 million of depreciation and amortization, of which $34.9 million resulted from the depreciation of property, plant and equipment and $19.6 million resulted from the amortization of intangible assets;

  •
  $9.0 million representing our equity in net losses of unconsolidated affiliates;

  •
  $3.6 million from the charge for the impairment of our investment in the common stock of ABIOMED; and

  •
  a $2.2 million net decrease in certain working capital accounts.

        These favorable impacts were offset by $6.4 million of deferred tax benefits.

        Genzyme General's investing activities utilized $309.1 million of cash for the six months ended June 30, 2003 as compared to $59.1 million for the same period of 2002. Net cash utilized in investing activities consisted primarily of:

  •
  $176.7 million in cash utilized by Genzyme General's net purchases, sales and maturities of investments;

  •
  $109.7 million in cash used to fund purchases of property, plant and equipment, of which $68.7 million resulted from expansion of our manufacturing facilities in Ireland, the United Kingdom and Belgium, $11.3 million resulted from our manufacturing capacity expansion in the United States and $29.7 million representing an aggregate of other manufacturing relocations, expansions and rehabilitations worldwide;

  •
  $11.0 million of cash used to fund Genzyme General's investments in unconsolidated affiliates; and

  •
  $12.1 million in cash paid to BioMarin, pursuant to the terms of our joint venture agreement with BioMarin, upon receipt of FDA marketing approval for Aldurazyme enzyme in April 2003.

        Genzyme General's financing activities provided $46.0 million of cash for the six months ended June 30, 2003, as compared to $47.8 million provided for the same period of 2002. Cash provided by financing activities was primarily the result of $44.7 million of cash provided from the issuance of common stock.

GENZYME BIOSURGERY
A Division of Genzyme Corporation

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for shares of Genzyme General Stock. As a result of the elimination of our tracking stock structure, in future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide a separate liquidity and capital resources discussion and analysis for Genzyme Biosurgery but will continue to provide the liquidity and capital resources discussion and analysis for our corporation as a whole. The full discussion of our liquidity and capital resources as of June 30, 2003 is described under the caption "Liquidity and Capital Resources-Genzyme Corporation" above. We encourage you to read this discussion.

        At June 30, 2003, Genzyme Biosurgery had cash and cash equivalents of $26.9 million, a decrease of $5.8 million from December 31, 2002.

        Genzyme Biosurgery's operating activities used $9.6 million of cash for the six months ended June 30, 2003, as compared to $18.0 million for the same period of 2002. Net cash used by operating activities was unfavorably impacted by Genzyme Biosurgery's division net loss of $166.7 million. This unfavorable impact was offset by:

  •
  $18.7 million of depreciation and amortization, of which $3.2 million resulted from the depreciation of property, plant and equipment and $15.5 million resulted from the amortization of intangible assets, including intangible assets acquired in connection with our acquisitions of Biomatrix and Focal®;

  •
  an estimated charge for impairment of goodwill of $102.8 million to write off the goodwill allocated to Genzyme Biosurgery's orthopaedics reporting unit;

  •
  a $2.9 million charge for the impairment of our manufacturing facility in Fall River, Massachusetts;

  •
  a $29.4 million loss on the sale of substantially all of the tangible and intangible assets directly associated with our cardiac devices business to Teleflex in June 2003; and

  •
  a $3.5 million net decrease in certain working capital accounts.

        Genzyme Biosurgery's investing activities utilized $1.4 million in cash for the six months ended June 30, 2003 as compared to $1.9 million for the same period of 2002.

        Genzyme Biosurgery's financing activities provided $5.6 million in cash for the six months ended June 30, 2003, as compared to $10.1 million for the same period of 2002. Net cash provided from financing activities was primarily a result of $16.0 million of proceeds from our draw on our revolving credit facility. This was partially offset by $10.0 million of cash used to satisfy the 6.9% convertible subordinated note assumed in connection with our acquisition of Biomatrix.

GENZYME MOLECULAR ONCOLOGY
A Division of Genzyme Corporation

        Effective July 1, 2003, we completed the process to eliminate our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Molecular Oncology Stock for shares of Genzyme General Stock. As a result of the elimination of our tracking stock structure, in future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, we will not provide a separate liquidity and capital resources discussion and analysis for Genzyme Molecular Oncology but will continue to provide the liquidity and capital resources discussion and analysis for our corporation as a whole. The full discussion of our liquidity and capital resources as of June 30, 2003 is described under the caption "Liquidity and Capital Resources-Genzyme Corporation" above. We encourage you to read this discussion.

        At June 30, 2003, Genzyme Molecular Oncology had cash and cash equivalents of $0.8 million, a decrease of $12.3 million from December 31, 2002.

        Genzyme Molecular Oncology's operating activities used $12.3 million of cash for the six months ended June 30, 2003, as compared to $16.0 million for the same period of 2002. Net cash used by operating activities was impacted by Genzyme Molecular Oncology's division net loss of $9.2 million and by $3.1 million attributable to a net increase in certain working capital accounts in the same period.

        Genzyme Molecular Oncology's investing activities provided $11.5 million of cash for the six months ended June 30, 2003, as compared to utilizing $19.9 million in the same period of 2002. Net cash provided by investing activities was attributable to the sales and maturities of investments.

        Genzyme Molecular Oncology's financing activities for the six months ended June 30, 2003 provided $0.1 million of allocated proceeds from the issuance of Molecular Oncology Stock under our stock purchase program.

FACTORS AFFECTING FUTURE OPERATING RESULTS

A reduction in revenue from sales of products that treat Gaucher disease would have an adverse effect on our business.

        We generate a significant portion of our product revenue from sales of enzyme-replacement products for patients with Gaucher disease. We entered this market in 1991 with Ceredase enzyme. Because production of Ceredase enzyme was subject to supply constraints, we developed Cerezyme enzyme, a recombinant form of the enzyme. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into the cells of one organism the genetic material of a different species. In the case of Cerezyme enzyme, scientists engineer Chinese hamster ovary cells to produce human beta glucocerebrosidase. We stopped producing Ceredase enzyme, except for small quantities, during 1998, after substantially all the patients who previously used Ceredase enzyme converted to Cerezyme enzyme. Sales of Ceredase enzyme and Cerezyme enzyme totaled $619.2 million for the year ended December 31, 2002, representing approximately 47% of our consolidated revenues for that year.

        Because our business is highly dependent on Cerezyme enzyme, a decline in the growth rate of Cerezyme enzyme sales could have an adverse effect on our operations and may cause the value of our securities to decline substantially. We will lose revenues from Cerezyme enzyme if competitors develop alternative treatments for Gaucher disease and these alternative products gain commercial acceptance. Some companies have initiated efforts to develop competitive products, and other companies may do so in the future. Celltech Group plc and Actelion Ltd., for example, are developing Zavesca, a small molecule drug candidate for the treatment of Gaucher disease. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Celltech/Actelion are required to submit follow-up safety data on the product as a condition of such approval. Teva Pharmaceuticals, a licensee of Celltech, has received marketing approval of Zavesca in Israel.

        Although orphan drug status for Cerezyme enzyme, which provided us with exclusive marketing rights for Cerezyme enzyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme enzyme until 2010 and the composition of Cerezyme enzyme until 2013. The expiration of market exclusivity and orphan drug status in May 2001 will likely subject Cerezyme enzyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue.

        In addition, the patient population with Gaucher disease is limited. Because a significant percentage of that population already uses Cerezyme enzyme, opportunities for future sales growth are limited. Further, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme enzyme with other therapeutic products or reduce the amount of Cerezyme enzyme prescribed, could result in a decline in Cerezyme enzyme sales.

Our future earnings growth will depend on our ability to increase sales of Renagel phosphate binder.

        We currently market Renagel phosphate binder, a non-absorbed phosphate binder which has been approved for use by patients with end-stage renal disease undergoing a form of treatment known as hemodialysis. We are currently conducting additional clinical trials in order to determine the efficacy and safety of Renagel phosphate binder when administered to pre-dialysis patients. Our ability to increase sales of Renagel phosphate binder will depend on a number of factors, including:

  •
  acceptance by the medical community of Renagel phosphate binder over calcium-based phosphorous binders as the preferred treatment for elevated serum phosphorous levels in dialysis patients;

  •
  our ability to effectively manage wholesaler inventories and maintain inventory management programs;

  •
  the level of compliance with inventory management arrangements with wholesalers;

  •
  our ability to optimize dosing and improve patient compliance with respect to Renagel phosphate binder;

  •
  our ability to expand manufacturing capacity;

  •
  our ability to manufacture Renagel phosphate binder in sufficient quantities to meet demand;

  •
  the results of additional clinical trials for additional indications and expanded labeling;

  •
  the availability of competing treatments serving the dialysis market;

  •
  our ability to manufacture Renagel phosphate binder at a reasonable price;

  •
  the effectiveness of our sales force;

  •
  the content and timing of our submissions to and decisions by regulatory authorities;

  •
  the availability of reimbursement from third-party payers, and the extent of coverage; and

  •
  the accuracy of available information about dialysis patient populations and the accuracy of our expectations about growth in this population.

A failure to increase sales of Synvisc viscosupplementation product could have a negative effect on our business.

        Failure to achieve sales growth for Synvisc viscosupplementation product may adversely affect our business. Revenues from Synvisc viscosupplementation product could be impacted negatively if current or newly developed competitive treatments for the symptoms of osteoarthritis of the knee are deemed more efficacious, more convenient to use or more cost effective. Products competitive to Synvisc viscosupplementation product are currently being sold. Companies are developing other competitive products, and other companies may do so in the future. The commercial success of Synvisc viscosupplementation product also will depend on many other factors, including the availability of third-party reimbursement and continued relations with our marketing partners, particularly Wyeth.

If our strategic alliances to develop and commercialize products are unsuccessful, our earnings growth will be limited.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. These include:

  •
  an agreement with Biogen, Inc. for the marketing in Japan of AVONEX (Interferon-beta 1a), Biogen's treatment for relapsing forms of multiple sclerosis, following regulatory approval;

  •
  a joint venture with BioMarin Pharmaceutical Inc. for the development and commercialization of Aldurazyme enzyme for the treatment of the lysosomal storage disorder known as MPS I;

  •
  a joint venture with an affiliate of Cambridge Antibody Technology Ltd. for the development and commercialization of anti-TGF beta antibodies, including CAT-192 for the treatment of scleroderma;

  •
  a joint venture with Dyax Corp. for the development and commercialization of DX-88, a peptide for the treatment of hereditary angioedema;

  •
  a collaboration with Myosix, S.A. relating to the use of autologous skeletal myoblasts for heart failure; and

  •
  a collaboration with Kirin Brewery Co., Ltd. for the development and commercialization of antibodies against certain tumor endothelial markers, which may be used in the areas of anti-angiogenesis and vascular-targeted cancer drug delivery.

        We plan to enter into additional alliances in the future. The success of many of these arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners to the alliances or the resources, efforts and skills of our partners. Our strategic partners may:

  •
  terminate their agreements and our access to the underlying intellectual property;

  •
  fail to devote significant financial or other resources to the alliances and thereby significantly hinder or delay development, manufacturing or commercialization activities;

  •
  fail to successfully develop or commercialize any products; or

  •
  fail to maintain the financial resources necessary to continue financing their portion of the development, manufacturing or commercialization costs or their own operations.

        If any of these alliances are terminated and we lose access to the underlying intellectual property, or if we and our partners are unable to successfully develop or commercialize products, our future earnings will be adversely affected.

Government regulation imposes significant costs and restrictions on the development and commercialization of our products and services.

        Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis or at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign countries must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. This regulation may delay the time at which a company like Genzyme can first sell a product or may limit how a consumer may use a product or service or may adversely impact third-party reimbursement. A company's failure to comply with applicable regulatory approval requirements may lead regulatory authorities to take action against the company, including:

  •
  issuing warning letters;

  •
  issuing fines and other civil penalties;

  •
  suspending regulatory approvals;

  •
  refusing approval of pending applications or supplements to approved applications;

  •
  suspending product sales in the United States and/or exports from the United States;

  •
  recalling products; and

  •
  seizing products.

        Furthermore, therapies that have received regulatory approval for commercial sale may continue to face regulatory difficulties. The FDA and comparable foreign regulatory agencies, for example, may require post-marketing clinical trials or patient outcome studies. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy, the therapy's manufacturer or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on the therapy, manufacturer or facility, including withdrawal of the therapy from the market.

        In addition, our results may be adversely affected by any new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, which relate to health care availability or the method of delivery or payment for our products and services, or which affect the sales and marketing practices involving, or pricing of, our products and services.

Legislative changes may adversely impact our business.

        The FDA has designated some of our products, including Fabrazyme, Aldurazyme and Myozyme enzymes, as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of the drug. If the Orphan Drug Act is amended in this manner, any drugs for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we receive from these products. In addition, the United States government has shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely affect:

  •
  the pricing of therapeutic products and medical devices in the United States or internationally;

  •
  the ability of consumers residing in the United States to purchase therapeutic products and medical devices that have been imported from manufacturers and distributors located outside of the United States; and

  •
  the amount of reimbursement available from governmental agencies or other third-party payers.

        If the United States government significantly reduces the amount we may charge for our products, or the amount of reimbursement available for purchases of our products declines, our future revenues may decline and we may need to revise our research and development programs.

The development of our products involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.

        Before we can commercialize our development-stage products, we will need to:

  •
  conduct substantial research and development;

  •
  undertake preclinical and clinical testing;

  •
  develop and scale-up manufacturing processes; and

  •
  pursue regulatory approvals.

        This process involves a high degree of risk and takes several years. Our product development efforts may fail for many reasons, including:

  •
  failure of the product in preclinical studies;

  •
  clinical trial data that is insufficient to support the safety or effectiveness of the product;

  •
  our inability to manufacture sufficient quantities of product for development or commercialization activities in a timely and cost-efficient manner; or

  •
  our failure to obtain the required regulatory approvals for the product or the facilities in which it is manufactured.

        For these reasons, and others, we may not successfully commercialize any of the products we are currently developing.

Any marketable products that we develop may not be commercially successful.

        Even if we obtain regulatory approval for any of our development-stage products, those products may not be accepted by the market or approved for reimbursement by third-party payers. A number of factors may affect the rate and level of market acceptance of these products, including:

  •
  regulation by the FDA and other government authorities;

  •
  the scope of the labeling approved by regulatory authorities for both our products and those of our competitors;

  •
  market acceptance by doctors and hospital administrators;

  •
  the effectiveness of our sales force and our distributors;

  •
  the effectiveness of our production and marketing capabilities;

  •
  the success of competitive products; and

  •
  the availability and extent of reimbursement from third-party payers.

If our products fail to achieve market acceptance, our profitability and financial condition will suffer.

We will require significant additional financing, which may not be available or available on terms favorable to us.

        As of June 30, 2003, we had approximately $1.3 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities. We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff;

  •
  working capital, including satisfaction of our obligations under capital and operating leases; and

  •
  strategic business initiatives, including acquisitions.

        On August 13, 2003, we launched an all cash tender offer for the outstanding shares of SangStat Medical Corporation, or SangStat, for $22.50 per outstanding SangStat share, or approximately $600 million. The transaction, which we expect to be completed in September 2003, is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. This transaction, if completed, will use a significant portion of our cash resources.

        We may further reduce available cash reserves to pay principal and interest on the following debt:

  •
  $575.0 million in principal under our 3% convertible subordinated debentures due May 2021. These debentures may be converted into shares of Genzyme General Stock. Holders of debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of purchase; and

  •
  $300.0 million in principal under our revolving credit facility with a syndicate of commercial banks, which is due in December 2003.

If we use cash to pay or redeem all or a portion of this debt, including the principal and interest due on it, our cash reserves will be diminished.

        To satisfy these and other commitments, we may have to obtain additional financing. We may be unable to obtain any additional financing, extend any existing financing arrangement, or obtain either on terms that we consider favorable.

We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.

        Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential for 18 months following their filing, and because third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, our patent applications may not have priority over any patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators' patents, or those patents for which we have license rights, and is successful, a court could revoke our patents or limit the scope of coverage for those patents.

        The United States Patent and Trademark Office, commonly referred to as the USPTO, and the courts have not consistently treated the breadth of claims allowed in biotechnology patents. If the USPTO or the courts begin to allow broader claims, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow narrower claims, the value of our proprietary rights may be limited. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

        We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

We may be required to license technology from competitors or others in order to develop and commercialize some of our products and services, and it is uncertain whether these licenses will be available.

        Third-party patents may cover some of the products or services that we or our strategic partners are developing or testing. For example, the USPTO has issued several patents generally relating to human recombinant alpha-L-iduronidase, the enzyme on which Aldurazyme enzyme is based. These patents are owned or controlled by one of our competitors. We believe that these patents do not validly cover the manufacture, use or sale of Aldurazyme enzyme. In addition, we are aware of a recently-issued United States patent owned by Columbia University relating to the manufacture of recombinant proteins in CHO cells. While we are currently licensed under that patent and obligated to pay royalties to Columbia in order to manufacture certain of our enzyme replacement therapies, we are challenging the validity of this patent in a federal lawsuit filed in June 2003.

        A United States patent is entitled to a presumption of validity, and we cannot guarantee that, if we were to elect to challenge the validity of such a patent, we would be successful in doing so. In addition, even if we are successful in challenging the validity of a patent, the challenge itself may be expensive and require significant management attention.

        To the extent valid third party patent rights cover our products or services, we or our strategic collaborators would be required to obtain licenses from the holders of these patents in order to use, manufacture or sell these products and services, and payments under these licenses may reduce our revenue from these products. Furthermore, we may not be able to obtain these licenses on acceptable terms or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside of a patent, we may be unable to effectively market some of our products and services, which could limit our profitability.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

        A third party may sue us or one of our strategic collaborators for infringing the third-party's patent rights. Likewise, we or one of our strategic collaborators may need to resort to litigation to enforce patent rights or to determine the scope and validity of third-party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:

  •
  pay monetary damages;

  •
  stop commercial activities relating to the affected products or services;

  •
  obtain a license in order to continue manufacturing or marketing the affected products or services; or

  •
  compete in the market with a substantially similar product.

Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages and litigation could disrupt our commercial activities.

We may be liable for product liability other claims not covered by insurance.

        Individuals who use our products or services, including those we acquire in business combinations, may bring product liability claims against us or our subsidiaries. In addition, we may from time to time become subject to litigation brought by our suppliers, collaborators, competitors or shareholders. While we have taken, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability exposure. We have only limited amounts of insurance, which may not provide sufficient coverage against any claims that may be asserted. We may be unable to obtain additional insurance in the future, or we may be unable to do so on acceptable terms. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims and other litigation may result in:

  •
  diversion of management's time and attention;

  •
  expenditure of large amounts of cash on legal fees, expenses and payment of damages;

  •
  decreased demand for our products and services; and

  •
  injury to our reputation.

Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capabilities or marketing position.

        The human healthcare products and services industry is extremely competitive. Our competitors include major pharmaceutical companies and other biotechnology companies, including:

  •
  Transkaryotic Therapies, which is marketing in the European Union a competitive enzyme replacement therapy for Fabry disease;

  •
  Actelion Ltd., which is currently marketing Zavesca for the treatment of Gaucher disease on behalf of Celltech in the United Kingdom and Germany and which recently received approval for the product in the United States;

  •
  Shire Pharmaceuticals, which is developing a phosphate binder for the treatment of hyperphosphatemia;

  •
  Merck/Schering Plough Pharmaceuticals, which is marketing a product competitive with WelChol bile acid binder in the United States; and

  •
  Smith & Nephew Orthopaedics and Sanofi-Synthelabo, which are selling products competitive to Synvisc viscosupplementation fluid in the United States.

        Some of these competitors may have more extensive research and development, marketing and production capabilities. Some competitors also may have greater financial resources than we have. Our future success will depend on our ability to effectively develop and market our products against those of our competitors. If our products receive marketing approval, but cannot compete effectively in the marketplace, our profitability and financial position will suffer.

If we are unable to keep up with rapid technological changes, our products or services may become obsolete.

        The field of biotechnology is characterized by significant and rapid technological change. Although we attempt to expand our technological capabilities in order to remain competitive, research and discoveries by others may make our products or services obsolete. For example, some of our competitors may develop a product to treat Gaucher disease that is more effective or less expensive than Cerezyme enzyme. If we cannot compete effectively in the marketplace, our profitability and financial position will suffer.

If we fail to obtain adequate levels of reimbursement for our products from third-party payers, the commercial potential of our products will be significantly limited.

        A substantial portion of our revenue comes from payments by third-party payers, including government health administration authorities and private health insurers. As a result of the trend toward managed healthcare in the United States, as well as legislative proposals to reduce payments under government insurance programs, third-party payers are increasingly attempting to contain healthcare costs by:

  •
  challenging the prices charged for healthcare products and services;

  •
  limiting both coverage and the amount of reimbursement for new therapeutic products;

  •
  shifting payments for products and services through co-pays, coinsurance and other risk sharing arrangements;

  •
  denying or limiting coverage for products that are approved by the FDA, but are considered experimental or investigational by third-party payers; and

  •
  refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval.

        Government and other third-party payers may not provide adequate insurance coverage or reimbursement for our products and services, which could impair our financial results. In addition, third-party payers may not reimburse patients for newly approved healthcare products, which could decrease demand for our products. Furthermore, Congress occasionally has discussed implementing broad-based measures to contain healthcare costs. It is possible that Congress will enact legislation specifically designed to contain healthcare costs. If third-party reimbursement is inadequate to allow us to recover our costs or if Congress passes legislation to contain healthcare costs, our profitability and financial condition will suffer.

Changes in the economic, political, legal and business environments in the foreign countries in which we do business could cause our international sales and operations, which account for a significant percentage of our consolidated net sales, to be limited or disrupted.

        Our international operations accounted for approximately 40% of our consolidated product and service revenues for the year ended December 31, 2002. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the United Kingdom, the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

  •
  economic problems that disrupt foreign healthcare payment systems;

  •
  fluctuations in currency exchange rates;

  •
  the imposition of governmental controls;

  •
  less favorable intellectual property or other applicable laws;

  •
  the inability to obtain any necessary foreign regulatory approvals of products in a timely manner;

  •
  import and export license requirements;

  •
  political instability;

  •
  terrorist activities and armed conflict;

  •
  trade restrictions;

  •
  changes in tariffs;

  •
  difficulties in staffing and managing international operations; and

  •
  longer payment cycles.

        A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. Dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. Dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations on our future operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

        Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that they received, in a timely manner, the information that we and our consolidated subsidiaries are required to disclose in the reports filed or submitted by us under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Two lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court on May 28, 2003, is a purported class action on behalf of holders of Biosurgery Stock alleging a breach of an implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case is seeking an injunction to adjust the exchange ratio for the tracking stock exchange. We filed our answer to this complaint on July 21, 2003. The second case, filed in the United States District Court for the Southern District of New York on June 3, 2003, was brought by two holders of Biosurgery Stock alleging violations of federal securities laws as well as a breach of an implied covenant of good faith and fair dealing in our charter, a breach of our board of directors' fiduciary duties, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs sought an injunction to prevent the tracking stock exchange, but they withdrew that motion on June 19, 2003. The plaintiffs are also seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We filed a motion to dismiss this complaint on July 2, 2003. Rather than reply to this motion, the plaintiffs amended their complaint on August 1, 2003. This amended complaint asserts class actions status and, except for the recission of the Biomatrix acquisition, seeks the same relief as the original complaint. We believe both cases are without merit and plan on defending against them vigorously.

        In March 2003, the Office of Fair Trade in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position, abused that dominant position and had no objective justification for its conduct, in connection with its establishment and operation of a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification of its pricing structure for Cerezyme enzyme in the United Kingdom. Genzyme Limited has appealed this finding to the United Kingdom Competition Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. Hearings were held in April 2003 and May 2003 regarding the stay of the OFT's decision. In May 2003 the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount during the pendency of the appeal process. Genzyme Limited filed its appeal brief in May 2003 and expects the appeal hearing to take place in September 2003. We are confident that we will prevail on appeal and believe it probable that we will not have to pay a material fine or permanently modify our Genzyme pricing structure.

        In April 2002, SPI, initiated dispute resolution procedures alleging that we breached representations and warranties and committed fraud and intentional misconduct relating to the sale of our Snowden-Pencer line of surgical instruments to SPI in November 2001. An arbitration hearing is ongoing. We believe the claims made by SPI are without merit and intend to vigorously defend against the claims.

        We are currently a party to other legal proceedings as well. While our management currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainty, and we could experience such a material adverse impact. In addition, litigation consumes both cash and management attention. For a discussion of certain other legal proceedings to which we are a party, please refer to Item 3., "Legal Proceedings," to our 2002 Form 10-K.

ITEM 2. CHANGES IN SECURITIES

        On June 30, 2003, we completed a previously announced exchange of each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding, and all of our assets and liabilities are now allocated to the General Division. Accordingly, we filed a Form 15 with the SEC on July 1, 2003 with respect to Biosurgery Stock and Molecular Oncology Stock to deregister these series of stock under the Securities Exchange Act of 1934, as amended. In addition, because we now have only one series of common stock outstanding, we have rescinded the management and accounting policies which related to relationships between our divisions. We also have amended and restated our shareholder rights plan to eliminate the rights that had been associated with Biosurgery Stock and Molecular Oncology Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  1.
  We held our annual meeting of stockholders on May 29, 2003. All proposals required a favorable vote of the majority of votes cast at the meeting for approval. Abstentions and broker non-votes do not count for or against a matter determined by a majority of votes cast. The following represents the results of the voting on proposals submitted to the stockholders at the annual meeting for a vote:

  a.
  Proposal to elect three directors for a term of office expiring in 2006:

	Number of Votes
Nominee
	For	Withheld
Victor J. Dzau, M.D.
Genzyme General Stock	162,736,088	20,769,279
Genzyme Biosurgery Stock*	2,440,198	494,722
Genzyme Molecular Oncology Stock**	929,059	126,287

Total	166,105,345	21,390,288

	Number of Votes
Nominee
	For	Withheld
Senator Connie Mack III
Genzyme General Stock	180,533,107	2,972,260
Genzyme Biosurgery Stock*	2,440,134	494,785
Genzyme Molecular Oncology Stock**	987,237	68,110

Total	183,960,478	3,535,155

	Number of Votes
Nominee
	For	Withheld
Henri A. Termeer
Genzyme General Stock	180,050,577	3,454,790
Genzyme Biosurgery Stock*	2,434,807	500,113
Genzyme Molecular Oncology Stock**	998,934	56,413

Total	183,484,318	4,011,316

      Each nominee received a majority of the votes cast, and therefore has been duly elected as a director of Genzyme. The terms of office for Douglas A. Berthiaume, Henry E. Blair, Constantine E. Anagnostopoulos, Robert J. Carpenter and Charles L. Cooney as directors of Genzyme continued after the annual meeting.

    b.
    Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Genzyme General Division common stock authorized for issuance under the plan by 2,000,000 shares.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	178,182,295	4,043,938	1,277,133	2,001
Biosurgery Stock*	2,571,140	354,311	9,468	—
Molecular Oncology Stock**	927,732	118,518	9,096	—

	181,681,167	4,516,767	1,295,697	2,001

      The proposal received a majority of the votes cast, and therefore has been adopted.***

    c.
    Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Genzyme Biosurgery Division common stock authorized for issuance under the plan by 500,000 shares.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	178,164,610	4,047,382	1,291,374	2,001
Biosurgery Stock*	2,577,271	348,585	9,064	—
Molecular Oncology Stock**	925,534	119,961	9,850	—

	181,667,415	4,515,928	1,310,288	2,001

      The proposal received a majority of the votes cast, and therefore has been adopted.***

    d.
    Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of Genzyme Molecular Oncology Division common stock authorized for issuance under the plan by 250,000 shares.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	178,163,370	4,045,692	1,294,304	2,001
Biosurgery Stock*	2,571,001	354,059	9,859	—
Molecular Oncology Stock**	925,628	120,776	8,942	—

	181,659,999	4,520,527	1,313,105	2,001

      The proposal received a majority of the votes cast, and therefore has been adopted.***

    e.
    Consider a stockholder proposal that the board of directors establish a stock option expensing policy.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Genzyme General Stock	94,859,716	55,067,539	3,091,750	30,486,362
Biosurgery Stock*	1,077,158	752,674	28,053	1,157,033
Molecular Oncology Stock**	259,046	172,123	27,463	596,713

	96,195,920	55,992,336	3,147,266	32,240,108

      The proposal received a majority of the votes cast, and therefore has passed.***

*
Represents the actual number of Biosurgery shares voted multiplied by 0.08.

**
Represents the actual number of Molecular Oncology shares voted multiplied by 0.07.

***
For this purpose, abstentions and broker non-votes are not counted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    See the Exhibit Index following the signature page to this report on Form 10-Q

  (b)
  Reports on Form 8-K

    On April 16, 2003, we furnished a Current Report on Form 8-K dated April 16, 2003 to report under Items 7 and 9 the issuance of press releases announcing the anticipated results of operations of our Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology divisions for the three month period ended March 31, 2003.

    On May 8, 2003, we filed a Current Report on Form 8-K dated May 8, 2003 to report under Item 5 the decision by our board of directors to exchange all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock effective June 30, 2003.

    On May 28, 2003, we filed a Current Report on Form 8-K dated May 28, 2003 to report under Item 5 the filing in Massachusetts Superior Court of a lawsuit on behalf of holders of Biosurgery Stock related to the elimination of our tracking stock structure.

    On July 1, 2003, we filed a Current Report on Form 8-K dated June 30, 2003 to report under Item 5 the completion of the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock.

    On July 16, 2003, we furnished a Current Report on Form 8-K dated July 16, 2003 to report under items 7 and 9 the issuance of a press release announcing the anticipated results of operations of our Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology divisions for the three and six month periods ended June 30, 2003.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer
DATE: August 13, 2003

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2003

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme Corporation, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*
Indicates an exhibit previously filed with the SEC under Commission File No. 0-14680 and incorporated herein by reference.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2003 TABLE OF CONTENTS
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
  A. RESULTS OF OPERATIONS
  B. LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX