Form 10-Q
period 2003-09-30
GENZYME CORP
filed 2003-11-13
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock as of October 31, 2003:

Genzyme General Division Common Stock	224,143,145

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS AND SERIES OF STOCK

        Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation.

        Through June 30, 2003, we had three operating divisions, which we refer to as follows:

  •
  Genzyme General Division = "Genzyme General;"

  •
  Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

  •
  Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

        Through June 30, 2003, we also had three outstanding series of common stock. Each series was designed to reflect the value and track the performance of one of our divisions. We refer to each series of common stock as follows:

  •
  Genzyme General Division Common Stock = "Genzyme General Stock;"

  •
  Genzyme Biosurgery Division Common Stock = "Biosurgery Stock;" and

  •
  Genzyme Molecular Oncology Division Common Stock = "Molecular Oncology Stock."

        Through June 30, 2003, we allocated earnings or losses to each series of tracking stock based on the net income or loss attributable to the corresponding division determined in accordance with accounting principles generally accepted in the United States of America, as adjusted for the allocation of tax benefits. For further information regarding our earnings allocations, please read our "Management and Accounting Policies Governing the Relationship of Genzyme's Divisions," which were filed as Exhibit 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery and Genzyme Molecular Oncology are now allocated to Genzyme General. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole.

        On July 1, 2003, we reclassified the Biosurgery Stock and Molecular Oncology Stock equity accounts into the Genzyme General Stock equity accounts. The elimination of our tracking stock capital structure had no effect on our consolidated net income or loss. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that

i

governed the relationships between our former divisions. In this Quarterly Report on Form 10-Q, and future Quarterly and Annual Reports, we will not provide separate financial statements and management's discussion and analysis for each of our former divisions, but will continue to provide our consolidated financial statements and management's discussion and analysis for the corporation as a whole.

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

  •
  projected cash needs;

  •
  the effects of applying existing or adopting new, accounting policies; and

  •
  potential impairment charges related to certain investments.

These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

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

  •
  our ability to increase market penetration in Europe for Fabrazyme enzyme, Thyrogen® hormone and Renagel® phosphate binder;

  •
  market acceptance of Thymoglobulin® (anti-thymocyte) in expanded areas of use and new markets;

  •
  our ability to obtain marketing approval for cyclosporine capsules;

  •
  our ability to optimize dosing and improve patient compliance with Renagel phosphate binder;

  •
  our ability to effectively manage wholesaler inventories of Renagel phosphate binder and the levels of compliance with our inventory management programs;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

  •
  the continued funding and operation of our joint ventures by our partners;

  •
  the resolution of litigation related to the consolidation of our tracking stocks, the validity of a patent issued to Columbia University, and our acquisition of SangStat Medical Corporation;

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

        We have included more detailed descriptions of these and other risks and uncertainties in Item 2 of this report under the heading "Factors Affecting Future Operating Results." We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Fabrazyme®, Thyrogen®, Renagel®, Seprafilm®, Sepragel®, Carticel®, Epicel®, Synvisc® and Hylaform® are registered trademarks of Genzyme. Myozyme™ and Sepra™ are trademarks of Genzyme. Thymoglobulin® and Lymphoglobuline® are registered trademarks of SangStat Medical Corporation. FocalSeal® is a registered trademark of Focal, Inc. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. WelChol® is a registered trademark of Sankyo Pharma, Inc. Zavesca® is a registered trademark of Celltech Group plc. TUMS® is a registered trademark of GlaxoSmithKline plc. PhosLo® is a registered trademark of Nabi Biopharmaceuticals. Replagal™ is a trademark of Transkaryotic Therapies, Inc. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2003
TABLE OF CONTENTS

v

PART 1.     Financial Information

ITEM 1.    Financial Statements

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Net product sales	$394,285	$308,190	$1,124,006	$874,796
Net service sales	33,888	28,871	96,936	83,578
Revenues from research and development contracts:
Related parties	714	649	1,836	2,045
Other	8,091	2,456	14,962	9,879

Total revenues	436,978	340,166	1,237,740	970,298

Operating costs and expenses:
Cost of products sold	95,210	76,299	290,350	224,975
Cost of services sold	19,653	17,342	55,902	48,799
Selling, general and administrative	127,340	115,514	372,371	329,354
Research and development (including research and development related to contracts)	82,974	74,698	237,668	232,773
Amortization of intangibles	19,267	17,583	54,413	52,766
Purchase of in-process research and development	158,000	1,879	158,000	1,879
Charge for impairment of goodwill	—	—	102,792	—
Charge for impaired assets	7,996	8,958	10,894	8,958

Total operating costs and expenses	510,440	312,273	1,282,390	899,504

Operating income (loss)	(73,462)	27,893	(44,650)	70,794

Other income (expenses):
Equity in net loss of unconsolidated affiliates	(5,503)	(2,387)	(14,501)	(10,429)
Gain (loss) on investments in equity securities	1,183	29	(2,437)	538
Loss on sale of product line	—	—	(29,367)	—
Other	(338)	(234)	1,181	729
Investment income	11,422	12,956	35,464	39,017
Interest expense	(4,382)	(6,602)	(17,207)	(20,467)

Total other income (expenses)	2,382	3,762	(26,867)	9,388

Income (loss) before income taxes	(71,080)	31,655	(71,517)	80,182
Provision for income taxes	(24,653)	(6,600)	(53,377)	(20,031)

Net income (loss) before cumulative effect of change in accounting for goodwill	(95,733)	25,055	(124,894)	60,151
Cumulative effect of change in accounting for goodwill	—	—	—	(98,270)

Net income (loss)	$(95,733)	$25,055	$(124,894)	$(38,119)

Comprehensive income (loss), net of tax:
Net income (loss)	$(95,733)	$25,055	$(124,894)	$(38,119)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,857	2,311	70,751	41,110
Gain on affiliate sale of stock, net of tax	—	—	2,856	—
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(10,012)	162	1,521	(26,547)
Reclassification adjustment for losses included in net income (loss)	(737)	(18)	1,551	63

Unrealized gains (losses) on securities, net of tax	(10,749)	144	3,072	(26,484)

Other	200	(585)	123	(748)

Other comprehensive income	1,308	1,870	76,802	13,878

Comprehensive income (loss)	$(94,425)	$26,925	$(48,092)	$(24,241)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General division net income (loss)	$(95,733)	$44,518	$24,841	$113,238
Tax benefit allocated from Genzyme Biosurgery	—	6,325	8,720	13,618
Tax benefit allocated from Genzyme Molecular Oncology	—	2,573	3,420	6,938

Net income (loss) allocated to Genzyme General Stock	$(95,733)	$53,416	$36,981	$133,794

Net income (loss) per share of Genzyme General Stock:
Basic	$(0.43)	$0.25	$0.17	$0.63

Diluted	$(0.43)	$0.25	$0.17	$0.61

Weighted average shares outstanding:
Basic	222,000	214,303	217,801	213,851

Diluted	222,000	217,541	223,972	219,413

Allocated to Biosurgery Stock:
Genzyme Biosurgery division net loss before cumulative effect of change in accounting for goodwill		$(24,464)	$(166,656)	$(62,368)
Cumulative effect of change in accounting for goodwill		—	—	(98,270)

Genzyme Biosurgery division net loss		(24,464)	(166,656)	(160,638)
Allocated tax benefit		2,408	14,005	7,298

Net loss allocated to Biosurgery Stock		$(22,056)	$(152,651)	$(153,340)

Net loss per share of Biosurgery Stock—basic and diluted:
Net loss per share before cumulative effect of change in accounting for goodwill		$(0.55)	$(3.76)	$(1.38)
Per share cumulative effect of change in accounting for goodwill		—	—	(2.47)

Net loss per share of Biosurgery Stock—basic and diluted		$(0.55)	$(3.76)	$(3.85)

Weighted average shares outstanding		40,179	40,630	39,793

Allocated to Molecular Oncology Stock:
Genzyme Molecular Oncology division net loss		$(6,305)	$(9,224)	$(18,573)

Net loss per share of Molecular Oncology Stock—basic and diluted		$(0.37)	$(0.54)	$(1.11)

Weighted average shares outstanding		16,847	16,958	16,804

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$348,908	$406,811
Short-term investments	59,923	105,992
Accounts receivable, net	369,241	287,141
Inventories	236,063	238,809
Prepaid expenses and other current assets	63,770	45,187
Deferred tax assets	173,106	105,094

Total current assets	1,251,011	1,189,034
Property, plant and equipment, net	926,569	802,448
Long-term investments	461,081	682,201
Notes receivable—related parties	12,235	11,918
Goodwill, net	619,578	592,075
Other intangible assets, net	917,993	734,478
Investments in equity securities	87,708	42,945
Other noncurrent assets	51,141	27,950

Total assets	$4,327,316	$4,083,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,820	$44,458
Accrued expenses	273,349	190,754
Income taxes payable	82,069	61,964
Deferred revenue	8,005	15,887
Current portion of long-term debt, convertible note and capital lease obligations	311,733	294,737

Total current liabilities	735,976	607,800
Long-term debt and capital lease obligations	30,404	25,038
Convertible debentures	575,000	575,000
Deferred revenue—noncurrent	3,634	1,771
Deferred tax liabilities	187,816	159,747
Other noncurrent liabilities	18,783	15,846

Total liabilities	1,551,613	1,385,202

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock:
Genzyme General Stock, $0.01 par value	2,229	2,148
Biosurgery Stock, $0.01 par value	—	405
Molecular Oncology Stock, $0.01 par value	—	169
Additional paid-in capital—Genzyme General Stock	2,909,386	1,810,358
Additional paid-in capital—Biosurgery Stock	—	823,364
Additional paid-in capital—Molecular Oncology Stock	—	148,799
Notes receivable from stockholders	(13,130)	(12,706)
Accumulated deficit	(255,862)	(130,968)
Accumulated other comprehensive income	133,080	56,278

Total stockholders' equity	2,775,703	2,697,847

Total liabilities and stockholders' equity	$4,327,316	$4,083,049

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(124,894)	$(38,119)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	111,089	98,768
Non-cash compensation expense	586	1,086
Provision for bad debts	2,421	7,756
Charge for purchase of in-process research and development	158,000	1,879
Charge for impairment of goodwill	102,792	—
Charge for impaired assets	10,894	8,958
Equity in net loss of unconsolidated affiliates	14,501	10,429
(Gain) loss on investments in equity securities	2,436	(538)
Loss on sale of product line	29,367	—
Deferred income tax benefit	(25,402)	(10,962)
Other	810	4,959
Cumulative effect of change in accounting for goodwill	—	98,270
Increase (decrease) in cash from working capital changes:
Accounts receivable	(51,450)	(19,050)
Inventories	28,714	(18,152)
Prepaid expenses and other current assets	(12,281)	(5,347)
Accounts payable, accrued expenses and deferred revenue	16,069	(16,681)
Income taxes payable and tax benefits from stock options	22,073	37,088

Cash flows from operating activities	285,725	160,344

Cash Flows from Investing Activities:
Purchases of investments	(528,468)	(340,923)
Sales and maturities of investments	807,843	432,437
Purchases of equity securities	(19,933)	(2,975)
Proceeds from sales of equity securities	1,360	4,773
Purchases of property, plant and equipment	(169,535)	(164,777)
Sales of property, plant and equipment	497	2,436
Acquisition, net of acquired cash	(537,037)	—
Sale of product line	32,388	—
Investments in unconsolidated affiliates	(19,070)	(24,750)
Payment of technology license fee	(12,100)	—
Acquisition of customer list	(8,167)	—
Note received from collaborator	—	(5,500)
Other	2,133	1,821

Cash flows from investing activities	(450,089)	(97,458)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	83,382	26,863
Proceeds from draw on credit facility	316,000	35,000
Payments of debt and capital lease obligations	(312,528)	(5,880)
Payments of notes receivable from stockholders	—	182
Bank overdraft	(17)	(1,575)
Other	(115)	(2,414)

Cash flows from financing activities	86,722	52,176

Effect of exchange rate changes on cash	19,739	11,177

Increase (decrease) in cash and cash equivalents	(57,903)	126,239
Cash and cash equivalents at beginning of period	406,811	247,011

Cash and cash equivalents at end of period	$348,908	$373,250

Supplemental disclosure of non-cash transaction:
Acquisition of SangStat Medical Corporation—Note 4

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1.    Description of Business

        We are a global biotechnology company dedicated to making a major positive impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, osteoarthritis and immune-mediated diseases, and includes an industry-leading array of diagnostic products and services. Our commitment to innovation continues today with research into novel approaches to cancer, heart disease and other areas of unmet medical need. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel® phosphate binder;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics, such as Thyrogen® hormone. The unit derives substantially all of its revenue from sales of Cerezyme® enzyme, Fabrazyme® enzyme and Thyrogen hormone;

  •
  SangStat, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address the pre-transplant, acute care and chronic phases of organ and bone marrow transplantation, as well as other auto-immune disorders, such as pulmonary fibrosis. The unit derives its revenues primarily from sales of Thymoglobulin® (anti-thymocyte) and Lymphoglobuline® (anti-thymocyte);

  •
  Biosurgery, which develops and markets biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc® viscosupplementation product, Sepra™ products and, through June 30, 2003, sales of cardiac devices products; and

  •
  Diagnostics/Genetics, which develops and markets diagnostic products, with a focus on in vitro diagnostics, and provides genetic testing services.

We report the activities of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate operations, general and administrative and corporate science activities, that we do not allocate to our financial reporting units, under the caption "Corporate."

2.    Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows for our corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2002 data to conform to our 2003 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2002 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

  Elimination of Tracking Stock Structure

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock were converted into 375,974 options and warrants to purchase shares of Genzyme General Stock, with exercise prices ranging from $24.42 to $2,370.98, and options to purchase shares of Molecular Oncology Stock were converted into 193,578 options to purchase shares of Genzyme General Stock, with exercise prices ranging from $25.83 to $474.97. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding. We have deregistered and cancelled Biosurgery Stock and Molecular Oncology Stock under the Securities Exchange Act of 1934, as amended. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole.

        On July 1, 2003, we reclassified the Biosurgery Stock and Molecular Oncology Stock equity accounts into the Genzyme General Stock equity accounts. The elimination of our tracking stock capital structure had no effect on our consolidated net income or loss. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our former divisions. In this Quarterly Report on Form 10-Q, and future Quarterly and Annual Reports, we will not provide separate financial statements and management's discussion and analysis for each of our former divisions, but will continue to provide our consolidated financial statements and management's discussion and analysis for the corporation as a whole.

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

        Through June 30, 2003, we calculated the income tax provision of each division as if such division were a separate taxpayer, which included assessing the realizability of deferred tax assets at the division level. Our management and accounting policies in effect at the time provided that if, as of the end of any fiscal quarter, a division could not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without compensating payment or allocation to the division generating the benefit. The tax benefits allocated to Genzyme General and included in earnings attributable to Genzyme General Stock for the three and nine months ended September 30, 2003 and 2002, reflecting allocations through June 30, 2003, were (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Tax benefits allocated from:
Genzyme Biosurgery	N/A	$6,325	$8,720	$13,618
Genzyme Molecular Oncology	N/A	2,573	3,420	6,938

Total	N/A	$8,898	$12,140	$20,556

        As of June 30, 2003, the total tax benefits previously allocated to Genzyme General from Genzyme Biosurgery and Genzyme Molecular Oncology were (amounts in thousands):

Genzyme Biosurgery	$220,540
Genzyme Molecular Oncology	49,135

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings or losses to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings or losses are allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 will remain allocated to those stocks and will not be affected by the elimination of our tracking stock structure.

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

        In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123," the following table sets forth our net income (loss) data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(95,733)	$25,055	$(124,894)	$(38,119)
Add: stock-based compensation included in as reported, net of tax	65	212	370	687
Deduct: pro forma stock-based compensation expense, net of tax	(17,803)	(15,145)	(62,946)	(54,810)

Pro forma	$(113,471)	$10,122	$(187,470)	$(92,242)

Net income (loss) per share allocated to Genzyme General Stock(1):
Basic:
As reported	$(0.43)	$0.25	$0.17	$0.63
Add: stock-based compensation included in as reported, net of tax	0.00	0.00	0.00	0.00
Deduct: pro forma stock-based compensation expense, net of tax	(0.08)	(0.06)	(0.27)	(0.22)

Pro forma	$(0.51)	$0.19	$(0.10)	$0.41

Diluted:
As reported	$(0.43)	$0.25	$0.17	$0.61
Add: stock-based compensation, net of tax, included in as reported	0.00	0.00	0.00	0.00
Deduct: pro forma stock-based compensation expense, net of tax	(0.08)	(0.06)	(0.27)	(0.21)

Pro forma	$(0.51)	$0.19	$(0.10)	$0.40

Net loss per share allocated to Biosurgery Stock—basic and diluted(1):
As reported		$(0.55)	$(3.76)	$(3.85)
Deduct: pro forma stock-based compensation expense, net of tax		(0.04)	(0.06)	(0.14)

Pro forma		$(0.59)	$(3.82)	$(3.99)

Net loss per share allocated to Molecular Oncology Stock—basic and diluted(1):
As reported		$(0.37)	$(0.54)	$(1.11)
Deduct: pro forma stock-based compensation expense, net of tax		(0.05)	(0.09)	(0.17)

Pro forma		$(0.42)	$(0.63)	$(1.28)

(1)
Through June 30, 2003, the resulting compensation expense was allocated to our former operating divisions in accordance with our allocation policies in effect at the time. Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings or losses to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings or losses are allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 remain allocated to those stocks and are not affected by the elimination of our tracking stock structure.

The effects of applying SFAS No. 123 are not likely to be representative of the effects on reported net income (loss) in future years. Additional awards in future years are anticipated.

  Recent Accounting Pronouncements

        In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB, No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of adopting FIN 46.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

3.    Net Income (Loss) Per Share

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income (loss) per share allocated to Genzyme General Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Genzyme General division net income (loss)	$(95,733)	$44,518	$24,841	$113,238
Tax benefit allocated from Genzyme Biosurgery	—	6,325	8,720	13,618
Tax benefit allocated from Genzyme Molecular Oncology	—	2,573	3,420	6,938

Net income (loss) allocated to Genzyme General Stock—basic and diluted	$(95,733)	$53,416	$36,981	$133,794

Shares used in computing net income (loss) per common share—basic	222,000	214,303	217,801	213,851
Effect of dilutive securities(1):
Stock options(2)	—	3,235	6,161	5,551
Warrants and stock purchase rights	—	3	10	11

Dilutive potential common shares(3)	—	3,238	6,171	5,562

Shares used in computing net income (loss) per share—diluted(1,2,3)	222,000	217,541	223,972	219,413

Net income (loss) per share of Genzyme General Stock:
Basic	$(0.43)	$0.25	$0.17	$0.63

Diluted	$(0.43)	$0.25	$0.17	$0.61

(1)
Genzyme General's net loss per share on a diluted basis and weighted average shares-diluted for the three months ended September 30, 2003 excludes the dilutive effect of shares issuable for options, warrants and stock purchase rights because the effect in the period would be anti-dilutive. The shares excluded from the calculation were as follows (amounts in thousands):

Three Months Ended September 30, 2003
Shares of Genzyme General Stock issuable for options	6,608
Shares of Genzyme General Stock issuable for warrants and stock purchase rights	10

Total shares excluded from the computation of diluted earnings per share	6,618

(2)
We did not include the securities described in the following table in the computation of Genzyme General's diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Shares of Genzyme General Stock issuable for options	13,948	20,974	14,261	12,044

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

  Biosurgery Stock:

        For the periods presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003(1)	2002
Shares of Biosurgery Stock issuable for options	N/A	8,549	7,796	7,347
Warrants to purchase shares of Biosurgery Stock	N/A	8	7	8
Biosurgery designated shares(2)	N/A	3,117	3,128	3,117
Biosurgery designated shares reserved for options(2)	N/A	78	62	78
Shares issuable upon conversion of the 6.9% convertible subordinated note allocated to Genzyme Biosurgery(3)	N/A	358	—	358

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	N/A	12,110	10,993	10,908

(1)
For the nine month period ended September 30, 2003, includes potentially dilutive securities through June 30, 2003. Effective July 1, 2003, in connection with the elimination of our tracking stock structure, options and warrants to purchase shares of Biosurgery Stock were converted into 375,974 options and warrants to purchase shares of Genzyme General Stock, with exercise prices ranging from $24.42 to $2,370.98.

(2)
Biosurgery designated shares were authorized shares of Biosurgery Stock that were not issued and outstanding, but which our board of directors could issue, sell or distribute without allocating the proceeds to Genzyme Biosurgery. Effective July 1, 2003, all Biosurgery designated shares were cancelled in connection with the elimination of our tracking stock structure.

(3)
These shares were reserved in connection with the conversion of the 6.9% convertible subordinated note we assumed upon our acquisition of Biomatrix, Inc. in 2000. We paid cash to satisfy this note in May 2003.

  Molecular Oncology Stock:

        For the periods presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for each period because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003(1)	2002
Shares of Molecular Oncology Stock issuable for options	N/A	3,590	3,465	2,643
Molecular Oncology designated shares(2)	N/A	1,651	1,651	1,651

Total shares excluded from the calculation of diluted net loss per share of Molecular Oncology Stock	N/A	5,241	5,116	4,294

(1)
For the nine month period ended September 30, 2003, includes potentially dilutive securities through June 30, 2003. Effective July 1, 2003, in connection with the elimination of our tracking stock structure, options to purchase shares of Molecular Oncology Stock were converted into 193,578 options to purchase shares of Genzyme General Stock, with exercise prices ranging from $25.83 to $474.97.

(2)
Molecular Oncology designated shares were authorized shares of Molecular Oncology Stock that were not issued and outstanding, but which our board of directors could issue, sell or distribute without allocating the proceeds to Genzyme Molecular Oncology. Effective July 1, 2003, all Molecular Oncology designated shares were cancelled in connection with the elimination of our tracking stock structure.

4.    Acquisition of SangStat Medical Corporation

        In September 2003, we completed an all cash tender offer for the outstanding common stock (and associated preferred stock purchase rights) of SangStat for $22.50 per outstanding SangStat share. The aggregate consideration paid (or set aside) was $636.6 million, of which $608.3 million was paid by September 30, 2003 and financed using $308.3 million of our current cash and $300.0 million of funds drawn under our revolving credit facility. The remaining $28.3 million of the cash consideration, which is attributable to the buyout of the outstanding options to purchase shares of SangStat common stock, was paid in October 2003 and is included in accrued expenses in our consolidated balance sheet as of September 30, 2003. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the tender offer, at which time over 90% of the outstanding shares of SangStat common stock had been tendered and accepted by us for payment.

Purchase Price Allocation

        The purchase price and the allocation of the purchase price to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities are as follows (amounts in thousands):

Cash paid for shares tendered	$602,269
Amount payable for the buyout of options to purchase shares of SangStat common stock	28,269
Acquisition costs	6,021

Total purchase price	$636,559

Cash and cash equivalents	$71,253
Marketable securities	28,182
Accounts receivable	24,490
Inventories	33,069
Deferred tax asset current	68,040
Other current assets	4,385
Property, plant and equipment	2,778
Intangible assets (to be amortized straight-line over 1.25 years to 10 years)	256,000
Goodwill	130,244
In-process research and development	158,000
Long-term portion of inventory	8,000
Other assets	4,439
Assumed liabilities:
6.5% convertible note due March 29, 2004	(11,267)
Notes payable	(6,965)
Other assumed liabilities	(38,950)
Liabilities for exit activities	(9,728)
Deferred tax liability	(85,411)

Allocated purchase price	$636,559

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price to the estimated fair values of the tangible and intangible assets of SangStat remains subject to further adjustment pending completion of the final valuation, which we expect to complete in December 2003.

        The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed amounted to $130.2 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes. We will perform an impairment test for the goodwill on a periodic basis in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

In-Process Research and Development

        In connection with our acquisition of SangStat, we acquired in-process research and development, or IPR&D, related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. In Europe, SangStat completed Phase IIa clinical trials for RDP58 and announced preliminary results on April 9, 2003. The Phase II trials were prospective, randomized, blinded trials in patients with mild-to-moderate ulcerative colitis (UC) or Crohn's disease. Endpoints in each disease were response and remission. In UC, RDP58 achieved statistically significant response and remission compared with a placebo. In Crohn's disease, there was no statistically significant response or remission compared with a placebo. Cyclosporine capsule is a novel smaller size formulation of the product which is awaiting marketing approval in one country in Europe. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million is attributable to RDP58 and $20.0 million is attributable to cyclosporine capsule.

        Management assumes responsibility for determining the IPR&D valuation. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from each project once it has reached technological feasibility. We used a discount rate of 13% and cash flows which have been probability adjusted to reflect the risks of advancement through the product approval process. In estimating future cash flows, we also considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

Restructuring Plans

        In connection with the acquisition of SangStat, we initiated an integration plan to consolidate and restructure certain functions and operations of SangStat, including the relocation and termination of certain SangStat personnel and the closure of SangStat's leased facilities in Fremont and Newark, California. These costs have been recognized as liabilities assumed in connection with the purchase of SangStat in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with

Purchase Business Combinations." The following table summarizes the liabilities established for exit activities related to the acquisition of SangStat (amounts in thousands):

Employee related benefits	$7,118
Closure of leased facilities in Fremont and Newark, California	2,561
Other exit activities	49

Total exit activities	$9,728

No payments have been applied against the accrual to date.

Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of SangStat was completed at the beginning of each period presented. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on each of those dates, or of the future operations of the combined entities. Material nonrecurring charges related to the acquisition, such as IPR&D charges of $158.0 million, are reflected in each period presented in the following pro forma financial summary (amounts in thousands, except per share amounts).

	For the Nine Months Ended September 30,
	2003	2002
Total revenues	$1,323,987	$1,056,290

Net loss before extraordinary items and cumulative effect of change in accounting for goodwill	$(145,094)	$(114,683)
Cumulative effect of change in accounting for goodwill	—	(98,270)

Net loss	$(145,094)	$(212,953)

Net income (loss) allocated to Genzyme General Stock:
Net income (loss)	$16,781	$(41,040)

Net income (loss) per share allocated to Genzyme General Stock:
Basic	$0.08	$(0.19)

Diluted	$0.07	$(0.19)

Weighted average shares outstanding:
Basic	217,801	213,851

Diluted	223,972	213,851

5.    Disposition of Cardiac Devices Business Assets

        In June 2003, we sold to Teleflex Incorporated, substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal® product and certain other assets for $32.8 million in cash. In addition, Teleflex assumed $6.3 million of trade obligations directly associated with our cardiac devices business. The assets sold had a net carrying value of $68.1 million at the time of the sale. We recorded a net loss of $29.4 million in our consolidated financial statements in June 2003 in connection with this sale. We also recorded a tax benefit of $9.2 million for the reversal of related deferred tax liabilities, which was also recorded in our consolidated statements of operations. Teleflex is leasing the Fall River facility through December 2004, with an option to extend the term to June 30, 2005. We have also entered into transitional services agreements with Teleflex under which each party provides and receives certain services for specified periods of time and fees.

        In October 2003, we received an additional $1.7 million in cash from Teleflex, which represents the additional consideration due to us upon finalization of the purchase price for the assets we sold to Teleflex in June 2003. We will record the $1.7 million payment received in our consolidated statements of operations in October 2003 as a reduction to the net loss we recorded in June 2003 in connection with this sale.

6.    Charges for Impaired Assets

        In connection with the sale of assets to Teleflex, we tested the carrying value of our manufacturing facility in Fall River, Massachusetts in June 2003 to determine whether the impairment recognition criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. In evaluating the facility for impairment, we considered the risks associated with the eventual sale of this facility, including the probability of finding a buyer for the facility, the amount of time that would likely be required to market and complete the sale of the facility and the estimated range of net proceeds that we could expect to receive. Our impairment analysis indicated that the carrying value for the Fall River facility would not be fully recoverable. As a result of this assessment, we recorded a charge for impaired asset of $2.9 million in our consolidated statements of operations in June 2003 to write down the carrying value of the Fall River facility to its estimated fair value.

        In September 2003, we discontinued the active marketing of our FocalSeal product. In connection with the discontinuation of this product, we tested the carrying value of the assets associated with the product to determine whether the impairment recognition criteria in SFAS No. 144 had been met. Our impairment analysis indicated that the carrying value of these assets would not be fully recoverable. As a result of this assessment, we recorded total charges of $13.8 million in our consolidated financial statements in September 2003 to write off the tangible and intangible assets associated with our FocalSeal product. These charges include:

  •
  a $3.8 million charge to cost of products sold to write off the inventory;

  •
  a $2.0 million charge to selling, general and administrative expense, or SG&A, for exit costs related to a leased facility in Lexington, Massachusetts; and

  •
  an $8.0 million charge for impaired assets, which consists of a charge of $5.2 million to write off the intangible assets and a charge of $2.8 million to write off the fixed assets related to our FocalSeal product.

7.    Inventories

	September 30, 2003	December 31, 2002
	(Amounts in thousands)
Raw materials	$43,967	$45,751
Work-in-process	116,063	77,274
Finished products	76,033	115,784

Total	$236,063	$238,809

        In June 2003, we sold $21.3 million of inventory related to our cardiac devices business to Teleflex.

        In connection with the acquisition of SangStat in September 2003, we acquired $33.1 million of inventory, of which $1.0 million is attributable to raw materials, $22.6 million is attributable to work in-process and $9.5 million is attributable to finished goods. In addition, we acquired $8.0 million of generic cyclosporine inventory that is included in Other noncurrent assets in our consolidated balance sheet as of September 30, 2003 because we do not expect to sell this inventory in the next twelve months.

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not yet been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. At September 30, 2003, our total inventories for products that have not been approved for sale are not significant.

8.    Goodwill and Other Intangible Assets

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

  Cumulative Effect of Change in Accounting for Goodwill

        Upon adoption of SFAS No. 142, we tested the goodwill of Biosurgery's cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this former reporting unit. We recorded an impairment charge of $98.3 million, which we reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations in March 2002.

  Goodwill

        Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. The following table contains the changes in our net goodwill during the nine months ended September 30, 2003 (amounts in thousands):

	As of December 31, 2002	Acquisition	Impairment	Adjustments	As of September 30, 2003
Goodwill:
Renal	$82,477	$—	$—	$—	$82,477
Therapeutics	380,854	—	—	—	380,854
SangStat(1)	—	130,244	—	—	130,244
Biosurgery(2)	122,271	—	(113,857)	—	8,414
Diagnostic/Genetics(3)	86,080	—	—	7	86,087
Other(3)	3,769	—	—	44	3,813

Total	675,451	130,244	(113,857)	51	691,889
Accumulated amortization(2)	(83,376)	—	11,065	—	(72,311)

Goodwill, net	$592,075	$130,244	$(102,792)	$51	$619,578

(1)
Represents the goodwill resulting from the acquisition of SangStat in September 2003.

(2)
In connection with our assessment of the value of our Biosurgery reporting unit and the elimination of our tracking stock structure, we determined that the fair value of Biosurgery's net assets was lower than their carrying value, indicating a potential impairment of the goodwill allocated to Biosurgery's orthopaedics reporting unit, which resulted from our acquisition of Biomatrix in December 2000. Based on our analysis, we have concluded that the goodwill assigned to Biosurgery's orthopaedics reporting unit is fully impaired. Accordingly, we recorded a charge for impairment of goodwill of $102.8 million in our consolidated statements of operations in June 2003 to write off the goodwill allocated to Biosurgery's orthopaedics reporting unit.

(3)
The adjustments to goodwill for the nine months ended September 30, 2003 relate to foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

        We completed the annual impairment tests for the $619.6 million of net goodwill related to our other reporting units in the third quarter of 2003, as provided by SFAS No. 142, and determined that additional impairment charges were not required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2003			As of December 31, 2002
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$782,445	$(121,583)	$660,862	$551,836	$(88,222)	$463,614
Patents(2)	183,360	(39,915)	143,445	196,997	(37,014)	159,983
Trademarks(2)	58,027	(14,321)	43,706	91,754	(15,945)	75,809
License fees(2,3)	38,072	(8,761)	29,311	26,862	(7,261)	19,601
Distribution agreements	13,950	(4,858)	9,092	13,950	(3,550)	10,400
Customer lists(1,4)	37,836	(9,317)	28,519	12,369	(8,076)	4,293
Other(1)	9,200	(6,142)	3,058	8,197	(7,419)	778

Total	$1,122,890	$(204,897)	$917,993	$901,965	$(167,487)	$734,478

(1)
Includes the portion of the purchase price for our acquisition of SangStat allocated to other intangible assets, including:

•
$235.5 million for technology;

•
$17.3 million for customer lists; and

•
$3.2 million for co-promotion agreements.

(2)
Reflects the sale of our cardiac devices business in June 2003, including:

•
$4.6 million in net patents; and

•
$27.8 million in net tradenames.

(3)
On April 30, 2003, the FDA granted marketing approval for Aldurazyme® enzyme. As a result, pursuant to the terms of our joint venture agreement with BioMarin Pharmaceutical Inc., we became obligated to pay BioMarin a $12.1 million milestone payment, which we paid in May 2003, using cash allocated to Genzyme General, and capitalized as a license fee.

(4)
On July 25, 2003, we acquired a customer list from the reference lab division of Genetics & IVF Institute, a privately-held company in Fairfax, Virginia, for a total purchase price of $8.2 million.

        All of our other intangible assets are amortized over their estimated useful lives, which range between 1.25 years to 15 years. Total amortization expense for our other intangible assets was:

  •
  $19.3 million for the three months ended September 30, 2003;

  •
  $17.9 million for the three months ended September 30, 2002;

  •
  $54.4 million for the nine months ended September 30, 2003; and

  •
  $53.7 million for the nine months ended September 30, 2002.

        The estimated future amortization expense for other intangible assets as of September 30, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2003 (remaining three months)	$25,927
2004	103,205
2005	98,051
2006	89,678
2007	89,675
2008	88,901

9.    Sale of GTC Common Stock

        On April 4, 2002, GTC Biotherapeutics, Inc., formerly known as Genzyme Transgenics Corporation and which we refer to as GTC, purchased approximately 2.8 million shares of GTC common stock held by us for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us, which is approximately 15% of the shares of GTC common stock outstanding as of September 30, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002.

10.    Investments in Equity Securities

        We have a strategic alliance with Cambridge Antibody Technology Group plc, a UK-based biotechnology company which we refer to as CAT, for the development and commercialization of human monoclonal antibodies directed against transforming growth factor (TGF)-beta. Prior to September 2003, we owned 307,982 shares of the common stock of CAT, which were purchased upon entering into the initial collaboration in September 2000. We purchased 1.8 million shares of CAT common stock in September 2003 for $15.8 million and an additional 2.5 million shares in October 2003 for $22.3 million. Following these purchases, we hold approximately 12% of the outstanding common stock of CAT.

        At December 31, 2002, the remaining 4.9 million shares of GTC common stock held by us did not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" because we were within the first 12 months of the 24-month lock-up provision. As a result, we carried our investment in GTC on our consolidated balance sheets at cost, subject to review for impairment. Effective April 4, 2003, we began the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold now qualify as marketable securities under SFAS No. 115 and are carried on our consolidated balance sheets at fair value.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED, Inc. because we considered the decline in value of this investment to be other than temporary. Given the significance and duration of the decline as of June 30, 2003, we concluded that it was unclear over what period the recovery of the stock price for this investment would take place, and, accordingly, that any evidence suggesting that the investment would recover to at least our historical cost was not sufficient to overcome the assumption that the current market price was the best indicator of the value of this investment.

        At September 30, 2003, our stockholders' equity includes $20.7 million of unrealized gains and $3.8 million of unrealized losses related to our investments in equity securities. We believe the losses related to our other investments in equity securities are temporary. We will record impairment charges related to the investments for which we have recorded unrealized losses at September 30, 2003 if the stocks do not recover within the next three months.

11.    Investment in Peptimmune, Inc.

        In January 2002, we formed Peptimmune, Inc., as our wholly-owned subsidiary by contributing $5.0 million of cash and $0.3 million of other assets to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of its outstanding stock. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third-party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to this sale, which was recorded as an increase to our investment in Peptimmune in Other noncurrent assets and an increase to Accumulated other comprehensive income in stockholders' equity in our consolidated balance sheet in June 2003. Although our ownership interest in Peptimmune has declined below 20%, we account for our investment in Peptimmune under the equity method of accounting because certain factors exist that cause us to continue to have significant influence over Peptimmune, including that the chairman and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have several service agreements with Peptimmune. Our equity in the net losses of Peptimmune has not been significant to date.

12.    Revolving Credit Facility, Convertible Notes and Notes Payable

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. In May, 2003, we drew down $16.0 million under this facility. In August, 2003 we repaid the full $300.0 million in principal outstanding under the facility plus accrued interest. In September 2003, we drew down $300.0 million under this facility to finance a portion of the cash consideration for the acquisition of SangStat. At September 30, 2003, $300.0 million remained outstanding under this facility. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in the aggregate, 2.3% at September 30, 2003. The terms of the revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance this facility prior to its expiration in December 2003.

        In May 2003, we paid $10.0 million in cash to satisfy the 6.9% convertible note we assumed upon our acquisition of Biomatrix. In September 2003, we paid $2.0 million in cash to satisfy one of the notes payable assumed upon our acquisition of SangStat.

13.    Other Commitments and Contingencies

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of September 30, 2003 which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of an implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint for failure to state a claim on November 12, 2003. A substantially similar case was filed in Massachusetts Superior Court in August 2003. We have filed a motion to dismiss this case, which is pending before the Court. The third case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs in this case are also seeking an adjustment to the exchange ratio, the recission of the acquisition of Biomatrix, and unspecified compensatory damages. We have filed a motion to dismiss this complaint, which is pending before the Court. We have been informed that a fourth lawsuit was filed in Massachusetts Superior Court in October 2003 making substantially similar allegations, and requesting similar relief, as the two other Massachusetts cases. We have not yet been served with this complaint. We believe each of these cases is without merit and plan on defending against them vigorously.

        On March 27, 2003, the Office of Fair Trade ("OFT") in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position, abused that dominant position and had no objective justification for its conduct in connection with its establishment and operation of a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its pricing structure for Cerezyme enzyme in the United Kingdom. Genzyme Limited has appealed this finding to the Competition Commission Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. On May 6, 2003 the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount of three percent (3%) per unit during the appeal process. An appeal hearing concluded on October 6, 2003 and we expect a written opinion from the Tribunal by the end of the year.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen, Inc. and Abbott Laboratories, Inc., against Columbia University seeking a declaration that Columbia's UP Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary cells, which are the cells we use to manufacture Cerezyme enzyme,

Fabrazyme enzyme and Thyrogen hormone, and which our joint venture partner BioMarin uses to manufacture Aldurazyme enzyme. This new patent was issued by the U.S. Patent and Trademark Office, commonly referred to as the USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. A scheduling conference in the suit is likely to be held in December 2003. In the event we were to lose the lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al., (Case No. RG 03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action are SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of suit, including attorneys' fees. The plaintiff has indicated that he intends to amend his complaint. An amended complaint, if filed, may contain additional allegations and seek monetary damages.

        We are not able to predict the outcome of these cases or, estimate with certainty, the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, we have not accrued any amounts in connection with these potential contingencies.

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

        We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited, however, we believe the fair value of these indemnification agreements is minimal. In September 2003, in connection with our acquisition of SangStat, we recorded a $2.5 million liability related to the indemnification of the former directors and officers of SangStat. We have no other liabilities recorded for these agreements as of September 30, 2003.

        We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We believe the fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2003.

14.    Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(24,653)	$(6,600)	274%	$(53,377)	$(20,031)	166%
Effective tax rate	(35)%	21%		(75)%	25%

        Our tax rates for all periods presented vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales;

  •
  the impact of the write off of nondeductible goodwill in June 2003;

  •
  nondeductible charges for IPR&D in September 2003; and

  •
  use of tax credits.

15.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The segment derives substantially all of its revenue from sales of Renagel phosphate binder;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs and other specialty therapeutics, such as Thyrogen hormone. The segment derives substantially all of its revenue from sales of Cerezyme enzyme, Fabrazyme enzyme and Thyrogen hormone;

  •
  SangStat, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address the pre-transplant, acute care and chronic phases of organ and bone marrow transplantation, as well as other auto-immune disorders, such as pulmonary fibrosis. The segment derives its revenue primarily from sales of Thymoglobulin (anti-thymocyte) and Lymphoglobuline (anti-thymocyte);

  •
  Biosurgery, which develops and markets biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The segment derives its revenue primarily from sales of Synvisc viscosupplementation product, Sepra products and, through June 30, 2003, sales of cardiac devices products; and

  •
  Diagnostics/Genetics, which develops and markets diagnostic products, with a focus on in vitro diagnostics, and provides genetic testing services.

We report the activities of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate operations, general and administrative and corporate science activities, that we do no allocate to our reporting segments, under the caption "Corporate."

        We have provided information concerning the operations in these reportable segments in the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues(1):
Renal	$75,468	$36,954	$200,236	$106,029
Therapeutics	222,580	172,442	622,126	498,864
SangStat(2)	7,319	—	7,319	—
Biosurgery	59,395	68,019	200,051	189,996
Diagnostics/Genetics	46,646	43,241	142,277	127,411
Other	24,827	18,815	63,747	45,762
Corporate	743	695	1,984	2,236

Total	$436,978	$340,166	$1,237,740	$970,298

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) before income taxes(1):
Renal	$15,675	$(7,894)	$30,175	$(23,132)
Therapeutics	106,974	78,098	294,137	207,751
SangStat(2)	(159,519)	—	(159,520)	—
Biosurgery(3,4)	(9,511)	(22,814)	(159,741)	(58,135)
Diagnostics/Genetics	884	955	7,078	2,778
Other	(19,621)	(16,797)	(60,557)	(50,771)
Corporate	(5,962)	107	(23,089)	1,691

Total	$(71,080)	$31,655	$(71,517)	$80,182

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure and associated changes in how we will review our business going forward, we revised our reportable segments. Below is a brief description of the reorganization of our reportable segments:

  •
  Renal—no changes to the components of this continuing segment.

  •
  Therapeutics—continuing segment that now excludes the activities of our drug discovery and development unit, which are presently included in Other.

  •
  SangStat—new segment that includes the activities of SangStat beginning on September 11, 2003.

  •
  Biosurgery—continuing segment that now includes the activities of our advanced biomaterials business, formerly included in Other. Now excludes the activities of our cardiovascular business which are presently included in Other.

  •
  Diagnostics/Genetics—continuing segment that now includes the activities of our genetic testing businesses, formerly included in Other.

  Other includes the results of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units. Our oncology activities were formerly reported in the Genzyme Molecular Oncology segment.

  Corporate includes the results of our corporate operations, general and administrative and corporate science activities that we do not allocate to our reporting segments. These activities were formerly reported under the caption "Eliminations/Adjustments."

We
have reclassified our 2002 segment disclosures to conform to the new 2003 segment presentation.

(2)
In September 2003, we acquired SangStat for cash consideration paid (or set aside) of $636.6 million. We consider SangStat to be a separate reporting segment and the foundation of our emerging immune-mediated disease business. In connection with the acquisition, we recorded a charge for in-process research and development of $158.0 million in September 2003. The results of operations of SangStat are included in our consolidated financial statements beginning on September 11, 2003, the day after the expiration of the tender offer, at which time over 90% of the outstanding shares of SangStat common stock had been tendered and accepted by us for payment.

(3)
Includes:

•
a $102.8 million charge for the impairment of goodwill recorded in June 2003 to write off the goodwill allocated to Biosurgery's orthopaedics reporting unit;

•
a $2.9 million charge for the impairment of our manufacturing facility in Fall River, Massachusetts recorded in June 2003;

•
a charge of $8.0 million in September 2003 to write off the tangible and intangible assets related to our FocalSeal product, which we stopped actively marketing; and

•
$29.4 million for the net loss recorded in connection with the sale of substantially all of the tangible and intangible assets of our cardiac devices business to Teleflex in June 2003.

(4)
In connection with the adoption of SFAS No. 142 on January 1, 2002, we tested the goodwill of our cardiothoracic reporting unit for impairment and, as a result, reduced goodwill by recording a cumulative effect impairment charge of $98.3 million in our consolidated statements of operations in March 2002.

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2003	December 31, 2002
Segment Assets(1,2):
Renal	$542,502	$467,164
Therapeutics	837,799	829,796
SangStat(3)	529,255	—
Biosurgery (4)	323,251	533,203
Diagnostics/Genetics	171,540	165,924
Other(5)	241,382	254,872
Corporate(5,6)	1,681,587	1,832,090

Total	$4,327,316	$4,083,049

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure and associated changes in how we will review our business going forward, we revised our reportable segments. We have reclassified our 2002 segment disclosures to conform to the new 2003 segment presentation.

(2)
Assets for our five reportable segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets.

(3)
In September 2003, we acquired SangStat for cash consideration paid (or set aside) of $636.6 million. Total assets for SangStat as of September 30, 2003 include $97.5 million of cash and short-term investments, $68.0 million of current deferred tax assets, $61.9 million of other current assets, $130.2 million of goodwill, $254.1 million of net other intangible assets and $15.0 million of other assets.

(4)
At September 30, 2003, reflects reductions of:

•
$102.8 million for the impairment of goodwill recorded in June 2003 related to the write off of the goodwill allocated to Biosurgery's orthopaedics reporting unit;

  •
  $68.1 million for the sale of substantially all of the tangible and intangible assets of our cardiac devices business to Teleflex in June 2003;

  •
  $8.0 million for the write off of the assets associated with our FocalSeal product; and

  •
  $2.9 million for the impairment of our manufacturing facility in Fall River, Massachusetts.

(5)
In September 2003, we reclassified $80.0 million of cash, cash equivalents, short- and long-term investments related to our drug discovery and development business from Other to Corporate because we consider these to be corporate assets. We have reclassified our segment asset disclosures for the year ended December 31, 2002 to conform to the presentation of these investments at September 30, 2003.

(6)
Includes the assets related to our corporate manufacturing, general and administrative and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short- and long-term investments, equity investments, net property, plant and equipment and deferred tax assets.

16.    Subsequent Events

      In October 2003, we entered into a collaboration agreement with MacroGenics, Inc., a privately-held biotechnology company based in Rockville, Maryland, to develop novel therapies for immune-mediated diseases. Under the agreement we will work with MacroGenics to advance MacroGenics' ongoing preclinical program targeting the Fc receptor CD16, an important molecule in the development of several immune-mediated diseases. We will jointly fund the development program and split profits that may arise. We will have sole responsibility for manufacturing and commercializing products that arise from the collaboration. MacroGenics will have certain co-promotion rights in the United States. In October 2003, in connection with the collaboration agreement, we made a $5.0 million equity investment in MacroGenics.

        In October 2003, we entered into an agreement with Transkaryotic Therapies, Inc. to develop and commercialize I2S, TKT's enzyme replacement therapy for the treatment of Hunter syndrome, in Japan and other Asia/Pacific territories and as a global litigation settlement agreement. We paid TKT $3.0 million in upfront payments and other consideration in October 2003, and if certain regulatory and commercialization milestones are met, we will pay TKT up to an additional $8.0 million. TKT will receive royalty payments of approximately one-third of net sales of I2S in Genzyme's territories. As part of the legal settlement, we agreed to withdraw from the patent suit we filed against TKT related to Replagal™, and TKT agreed not to initiate any patent litigation against us related to Aldurazyme enzyme.

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

INTRODUCTION

        We are a global biotechnology company dedicated to making a major positive impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, osteoarthritis and immune-mediated diseases, and includes an industry-leading array of diagnostic products and services. Our commitment to innovation continues today with research into novel approaches to cancer, heart disease and other areas of unmet medical needs. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel phosphate binder;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and other specialty therapeutics, such as Thyrogen hormone. The unit derives substantially all of its revenue from sales of Cerezyme enzyme, Fabrazyme enzyme and Thyrogen hormone;

  •
  SangStat, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address the pre-transplant, acute care and chronic phases of organ and bone marrow transplantation, as well as other auto-immune disorders, such as pulmonary fibrosis. The unit derives its revenue primarily from sales of Thymoglobulin (anti-thymocyte) and Lymphoglobuline (anti-thymocyte);

  •
  Biosurgery, which develops and markets biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in the orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc viscosupplementation product, Sepra products and through June 30, 2003, sales of cardiac devices products; and

  •
  Diagnostics/Genetics, which develops and markets diagnostic products, with a focus on in vitro diagnostics, and provides genetic testing services.

We report the activities of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate operations, general and administrative and corporate science activities, that we do not allocate to our financial reporting units, under the caption "Corporate."

        Through June 30, 2003, we had three series of common stock—Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock," and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks was designed to reflect the value and track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. Through June 30, 2003, we allocated earnings or losses to each series of tracking stock based on the net income or loss attributable to the corresponding division determined in accordance with accounting principles generally accepted in the United States as adjusted for the allocation of tax benefits. For further information regarding our earnings allocations, please read our "Management and Accounting Policies Governing the Relationship of Genzyme's Divisions," which were filed as Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2002

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our former divisions. In this Quarterly Report on Form 10-Q and future Quarterly and Annual Reports, we will not provide separate financial statements and management's discussion and analysis for each of our former divisions, but will continue to provide our consolidated financial statements and management's discussion and analysis for the corporation as a whole.

        Through June 30, 2003, the chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division were provisions in our charter governing dividends and distributions. The provisions governing dividends provided that our board of directors had discretion to decide if and when to declare dividends, subject to certain limitations. To the extent that the following amount did not exceed the funds that would be legally available for dividends under Massachusetts law, the dividend limit for a stock corresponding to a division was the greater of:

  •
  the amount that would be legally available for dividends under Massachusetts law if the division were a separate legal corporation; or

  •
  the amount by which the greater of the fair value of the division's allocated net assets, or its allocated paid-in capital plus allocated earnings, exceeds its corresponding stock's par value, preferred stock preferences and debt obligations.

        The provisions in our charter governing dividends and distributions factored the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock. In addition, our income tax allocation policy provided that if, at the end of any fiscal quarter, a division could not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Through June 30, 2003, Genzyme Biosurgery and Genzyme Molecular Oncology had not generated taxable income, and thus had not had the ability to use any projected annual tax benefits. Genzyme General has generated taxable income, providing it with the ability to utilize the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology. Consistent with our policy, we allocated the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology through June 30, 2003 to Genzyme General without making any compensating payments or allocations to the division that generated the benefit.

        Deferred tax assets and liabilities can arise from purchase accounting and relate to a division that does not satisfy the realizability criteria of SFAS No. 109, "Accounting for Income Taxes." Through June 30, 2003, such deferred tax assets and liabilities were allocated to the division to which the acquisition was allocated. As a result, the periodic changes in these deferred tax assets and liabilities did not result in a tax expense or benefit to that division. However, the change in these deferred tax assets and liabilities impacted our consolidated tax provision. These changes were added to division net income for purposes of determining net income allocated to a tracking stock.

        Within the general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never paid or declared a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of Genzyme General Stock in the foreseeable future. Unless declared, no dividends will accrue on Genzyme General Stock.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Our critical accounting policies are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.1 to our 2002 Form 10-K. There have been no changes to these policies since December 31, 2002.

ACQUISITION

        In September 2003, we completed an all cash tender offer for the outstanding common stock (and associated preferred stock purchase rights) of SangStat for $22.50 per outstanding SangStat share. The aggregate consideration paid (or set aside) was $636.6 million, of which $608.3 million was paid by September 30, 2003 and financed using $308.3 million of our current cash and $300.0 million of funds drawn under our revolving credit facility. The remaining $28.3 million of the cash consideration, which is attributable to the buyout of the outstanding options to purchase shares of SangStat common stock, was paid in October 2003 and is included in accrued expenses in our consolidated balance sheet as of September 30, 2003. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the tender offer, at which time over 90% of the outstanding shares of SangStat common stock had been tendered and accepted by us for payment.

DISPOSITION

        In June 2003, we sold to Teleflex substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal product and certain other assets for $32.8 million in cash. In addition, Teleflex assumed $6.3 million of trade obligations directly associated with our cardiac devices business. The assets sold had a net carrying value of approximately $68.1 million at the time of the sale. We recorded a net loss of $29.4 million in our consolidated statements of operations in June 2003 in connection with this sale. We also recorded a tax benefit of $9.2 million for the reversal of related deferred tax liabilities, which was also recorded in our consolidated statements of operations. Teleflex is leasing the Fall River facility through December 2004, with an option to extend the term to June 30, 2005. We have also entered into transitional services agreements with Teleflex under which each party provides and receives certain services for specified periods of time and fees.

        In October 2003, we received an additional $1.7 million in cash from Teleflex, which represents the additional consideration due to us upon finalization of the purchase price for the assets we sold to Teleflex in June 2003. We will record the $1.7 million payment received in our consolidated statements of operations in October 2003 as a reduction to the net loss we recorded in June 2003 in connection with this sale.

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

GENZYME CORPORATION

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product revenue	$394,285	$308,190	28%	$1,124,006	$874,796	28%
Service revenue	33,888	28,871	17%	96,936	83,578	16%

Total product and service revenue	428,173	337,061	27%	1,220,942	958,374	27%
Research and development revenue	8,805	3,105	184%	16,798	11,924	41%

Total revenues	$436,978	$340,166	28%	$1,237,740	$970,298	28%

Product Revenue

        We derive product revenue primarily from sales of:

  •
  Renagel phosphate binder for the reduction of elevated serum levels in end-stage renal disease patients on hemodialysis and bulk sevelamer;

  •
  Therapeutics products, including Cerezyme enzyme for the treatment of Gaucher disease, Fabrazyme enzyme for the treatment of Fabry disease and Thyrogen hormone, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer;

  •
  SangStat's therapeutic products for the treatment of immune-mediated diseases, including Thymoglobulin (anti-thymocyte) and Lymphoglobuline (anti-thymocyte), each of which induce immunosuppression as a result of T-cell depletion and immune modulation;

  •
  Biosurgery products, including orthopaedic products such as Synvisc viscosupplementation product, Sepra products, such as Seprafilm® bioresorbable membrane and, through June 30, 2003, cardiac devices products;

  •
  diagnostic products; and

  •
  other products, including bulk pharmaceuticals and WelChol® bile acid binder, which is an adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Renal:
Renagel phosphate binder	$72,077	$36,954	95%	$190,548	$106,029	80%
Other Renal	3,391	—	N/A	9,688	—	N/A

Total Renal	75,468	36,954	104%	200,236	106,029	89%

Therapeutics:
Cerezyme enzyme	189,223	157,471	20%	541,134	460,254	18%
Fabrazyme enzyme	21,452	7,252	196%	48,728	17,214	183%
Thyrogen hormone	11,405	7,348	55%	30,909	20,195	53%
Other Therapeutics	499	246	103%	1,354	494	174%

Total Therapeutics	222,579	172,317	29%	622,125	498,157	25%

SangStat:
Thymoglobulin/Lymphoglobuline	4,898	—	N/A	4,898	—	N/A
Other SangStat	2,421	—	N/A	2,421	—	N/A

Total SangStat	7,319	—	N/A	7,319	—	N/A

Biosurgery:
Synvisc viscosupplementation product	28,228	27,233	4%	84,199	72,898	16%
Sepra products	11,951	10,958	9%	33,723	28,765	17%
Other Biosurgery	5,776	23,493	(75)%	53,548	71,151	(25)%

Total Biosurgery	45,955	61,684	(25)%	171,470	172,814	(1)%

Diagnostics/Genetics:
Diagnostics Products	21,116	20,656	2%	66,866	61,024	10%
Other Diagnostics/Genetics	432	48	800%	540	255	112%

Total Diagnostics/Genetics	21,548	20,704	4%	67,406	61,279	10%

Other product revenue	21,416	16,531	30%	55,450	36,517	52%

Total product revenue	$394,285	$308,190	28%	$1,124,006	$874,796	28%

Renal

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

  •
  the availability of reimbursement from third-party payers and the extent of coverage and the accuracy of our estimates of the payer mix;

  •
  our ability to manufacture sufficient quantities of product to meet demand and to do so at a reasonable price;

  •
  the results of additional clinical trials for additional indications and expanded labeling;

  •
  the availability of competing treatments;

  •
  the efficiency of our sales force; and

  •
  the content and timing of our submissions to and decisions made by regulatory authorities.

        In the first quarter of 2003, we obtained reimbursement approval for the 800 mg tablet formulation of Renagel phosphate binder in France, the last major European market where this form of the product had previously been unavailable. In addition, in March 2003, we began shipping Renagel phosphate binder tablets to the European market from our new manufacturing facility in Waterford, Ireland, upon receiving approval from the European Agency for the Evaluation of Medicinal Products, or EMEA, to commence production of Renagel phosphate binder at the plant. We anticipate that the FDA will approve production of Renagel phosphate binder at the plant during the fourth quarter of 2003.

        Worldwide sales of Renagel phosphate binder, including sales of bulk sevelamer, the raw material used to formulate Renagel phosphate binder, increased 104% for the three months and 89% for the nine months ended September 30, 2003, as compared to the same periods of 2002, primarily due to:

  •
  a $25.2 million increase in the three month period and a $75.8 million increase in the nine month period in net sales, primarily attributable to increased end-user demand in the United States and Europe. Sales of Renagel phosphate binder during the comparable periods of 2002 were negatively impacted by reductions in domestic wholesaler inventories of $7.0 million for the three months and $30.0 million for the nine months ended September 30, 2002. There are no similar reductions in the same periods of 2003;

  •
  $3.4 million in the three month period and $9.7 million in the nine month period of sales of bulk sevelamer to Chugai Pharmaceutical Co., Ltd. for which there were no comparable amounts in the same periods of 2002. Chugai, together with its partner, Kirin Pharmaceutical Co. Ltd., has the right to develop and market Renagel phosphate binder in Japan, China and other Pacific Rim countries. Chugai launched commercial sales in Japan in June 2003. We will continue supplying bulk sevelamer to Chugai and will receive royalties on net sales of the finished product; and

  •
  $2.8 million in the three month period and $6.4 million in the nine month period of additional revenue primarily attributable to the price increase for Renagel phosphate binder that became effective in February 2003.

        The average exchange rate for the Euro increased 14% for the three month period, which positively impacted sales of Renagel phosphate binder by $2.0 million, and increased 20% for the nine month period, which positively impacted sales of the product by $7.0 million, as the U.S. dollar continued to weaken against the Euro.

        U.S. sales of Renagel phosphate binder, including sales of bulk sevelamer, increased 101% to $52.0 million for the three months and 84% to $139.7 million for the nine months ended September 30, 2003, as compared to the same periods of 2002, primarily due to:

  •
  a $15.3 million increase in the three month period and a $53.2 million increase in the nine month period in net sales, primarily attributable to increased end-user demand. U.S. sales of Renagel phosphate binder during the comparable periods of 2002 were negatively impacted by reductions in domestic wholesaler inventories of $7.0 million for the three months and $30.0 million for the nine months ended September 30, 2002. There are no similar reductions in the same periods of 2003; and

  •
  sales of $3.4 million in the three month period and $9.7 million in the nine month period of bulk sevelamer to Chugai for which there were no comparable amounts in the same periods of 2002.

        Sales of Renagel phosphate binder, including sales of bulk sevelamer, are 19% of our total product revenue for the three months ended September 30, 2003 as compared to 12% for the same period of 2002 and 18% of our total product revenue for the nine months ended September 30, 2003 as compared to 12% for the same period of 2002.

        Renagel phosphate binder competes with several other products. Nabi Biopharmaceuticals is currently marketing PhosLo®, a calcium based phosphate binder. Like Renagel phosphate binder, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, Shire Pharmaceuticals Group plc is developing Fosrenol lanthanum carbonate, a non-calcium based phosphate binder. Renagel phosphate binder also competes with over-the-counter calcium carbonate products such as TUMS®.

Therapeutics

        The increase in our Therapeutics product revenue for the three and nine months ended September 30, 2003, as compared to the same periods of 2002, is primarily due to continued growth in sales of Cerezyme enzyme and increased sales of Other Therapeutics products. Other Therapeutics products revenue consists primarily of sales of Fabrazyme enzyme and Thyrogen hormone.

        The growth in sales of Cerezyme enzyme for the three and nine months ended September 30, 2003, as compared to the same periods of 2002, is attributable to our continued identification of new Gaucher disease patients worldwide, particularly in Europe where $5.0 million of sales of the product were recorded in the third quarter of 2003 as a result of a successful tender. From time to time, we receive tenders from central and eastern European countries in accordance with the business patterns for those countries. The growth in sales of Cerezyme enzyme for both periods was also positively impacted by the weakened U.S. Dollar against the Euro. During the three months ended September 30, 2003, the U.S. Dollar weakened against the Euro on average by 14%, as compared to the same period of 2002, which positively impacted sales by $8.7 million. During the nine months ended September 30, 2003, the U.S. Dollar weakened against the Euro on average by 20%, as compared to the same period of 2002, which positively impacted sales by $32.0 million.

        Sales of Cerezyme enzyme are approximately 48% of our total product revenue for the three months ended September 30, 2003, as compared to 51% for the same period of 2002. Sales of Cerezyme enzyme are approximately 48% of our total product revenue for the nine months ended September 30, 2003, as compared to 53% for the same period of 2002.

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

        We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. For example, Celltech Group plc and Actelion Ltd. have developed Zavesca®, a small molecule drug candidate for the treatment of Type 1 Gaucher disease. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, received marketing approval in Israel. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefit with few side effects, so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme enzyme. In addition, Transkaryotic Therapies, Inc. has announced that it plans to initiate clinical trials in the second quarter of 2004 for its Gene-Activated glucocerebrosidase (GA-GSB) program. TKT has indicated that it expects GA-GSB to be comparable and not superior to Cerezyme enzyme.

        The increase in Other Therapeutics products revenue for the three and nine months ended September 30, 2003, as compared to the same periods of 2002, is primarily due to increased sales of Fabrazyme enzyme and Thyrogen hormone.

        The increase in sales of Fabrazyme enzyme in each period is primarily attributable to:

  •
  growth in European sales of Fabrazyme enzyme, which increased 100% to $14.3 million for the three month period and 139% to $40.5 million resulting from our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  $6.5 million for the three month period and $6.9 million for the nine month period of additional sales resulting from the launch of Fabrazyme enzyme in the United States during the second quarter of 2003.

        The increase in sales of Thyrogen hormone in each period is attributable to increased market penetration, particularly in Europe, where sales increased 86% to $3.9 million for the three month period and 103% to $12.0 million for the nine month period.

SangStat

        SangStat's product revenue for the three and nine months ended September 30, 2003 reflects sales beginning on September 11, 2003.

Biosurgery

        Biosurgery's product revenue decreased 25% for the three months and 1% for the nine months ended September 30, 2003 as compared to the same periods of 2002. The decrease in both periods is primarily due to the sale to Teleflex of substantially all of the tangible and intangible assets directly associated with our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, the assets related to our FocalSeal product and certain other assets. These decreases were partially offset by a 4% increase for the three months and a 16% increase for the nine months ended September 30, 2003, as compared to the same periods of 2002, of sales of Synvisc viscosupplementation product, primarily due to increased utilization of the product within the existing customer base as well as the creation of new accounts. We believe that one or more competitors are currently seeking FDA approval for a viscosupplementation product that could have an adverse affect on future sales of Synvisc viscosupplementation product. Additionally, there was a 9% increase in the sales of Sepra products to $12.0 million for the three months and a 17% increase in sales of Sepra products to $33.7 million for the nine months ended September 30, 2003, primarily due to increased market penetration.

Diagnostics/Genetics

        Diagnostic/Genetics product revenue increased 4% for the three months ended September 30, 2003 as compared to the same period of 2002. The increase is primarily attributable to a 3% increase in the combined sales of infectious disease testing products and HDL and LDL cholesterol testing products to $15.9 million.

        Diagnostic/Genetics product revenue increased 10% for the nine months ended September 30, 2003 as compared to the same period of 2002. The increase is primarily attributable to a 23% increase in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $18.9 million, and a 5% increase in the combined sales of infectious disease testing products, HDL and LDL cholesterol testing products and royalties on product sales by Techne's biotechnology group to $48.0 million. Our royalty agreement with Techne expired on June 30, 2003 and, as a result, there will be no such royalty revenue recorded in future periods.

Other Product Revenue

        The increase in Other product revenue for the three and nine months ended September 30,2003, as compared to the same periods of 2002, is primarily attributable to an increase in bulk sales of and royalties earned on sales of our WelChol bile acid binder and an increase in sales of bulk pharmaceuticals.

        Bulk sales of and royalties earned on our Welchol bile acid binder increased 9% to $10.8 million for the three month period and 75% to $28.6 million for the nine month period as a result of sales to our U.S. marketing partner, Sankyo Pharma, Inc., which has experienced continued market growth of the product in the United States. The introduction of a competitive product in the United States may adversely affect the future growth of bulk sales of and royalties earned on sales of our WelChol bile acid binder.

        Sales of bulk pharmaceuticals increased 60% to $10.6 million for the three month period and 33% to $26.8 million for the nine month period, primarily due to increased demand for liquid crystals.

Service Revenue

        We derive service revenue primarily from four principal sources:

  •
  reimbursed expenses from a strategic partner related to Biosurgery's Synvisc viscosupplementation product;

  •
  sales of Carticel chondrocytes services for the treatment of cartilage damage and Epicel skin graft services, which are included under the caption "Other Biosurgery;" and

  •
  genetic testing services, which are included in our Diagnostics/Genetics reporting segment.

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Biosurgery:
Synvisc viscosupplementation product	$1,526	$—	N/A	$4,701	$—	N/A
Other Biosurgery	7,193	6,334	14%	17,239	17,146	1%

Total service revenue—Biosurgery	8,719	6,334	38%	21,940	17,146	28%

Diagnostics/Genetics:
Genetic testing	25,098	22,537	11%	74,871	66,132	13%
Other	71	—	N/A	125	300	(58)%

Total service revenue	$33,888	$28,871	17%	$96,936	$83,578	16%

        Service revenue attributable to our Biosurgery segment increased 38% for the three months and 28% for the nine months ended September 30, 2003, as compared to the same periods a year ago, primarily due to the reclassification of $1.5 million for the three months and $4.7 million for the nine months ended September 30, 2003 of reimbursed expenses from partners as service revenue. Revenue from sales of Epicel skin grafts, which are used to treat victims of severe burns, increased 21% to $2.3 million for the three months and 3% to $3.9 million for the nine months ended September 30, 2003, as compared to the same periods of 2002. Sales of Epicel skin grafts are variable based upon a number of unpredictable factors, including the number of severe burn patients and their survival rate prior to treatment with Epicel skin grafts.

        Service revenue attributable to our Diagnostics/Genetics segment increased 11% to $25.1 million for the three months ended and 13% to $74.9 million for the nine months ended September 30, 2003, as compared to the same periods of 2002. These increases are primarily attributable to:

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

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. Most of these revenues were attributable to sales of Cerezyme enzyme. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
International product and service revenue	$186,160	$133,571	39%	$529,889	$381,964	39%
% of total product and service revenue	44%	40%		43%	40%

        The increase in international product and service revenue as a percentage of total product and service revenue for both the three and nine months ended September 30, 2003, as compared to the same periods of 2002, is primarily due to:

  •
  the overall increase in international product and service sales in each period, primarily due to increased international sales of Renagel phosphate binder, Cerezyme enzyme and Fabrazyme enzyme; and

  •
  an increase in the average exchange rate for the Euro of 14% for the three month period, which positively impacted sales by $12.3 million, and 20% for the nine month period, which positively impacted sales by $46.1 million.

        International sales of Renagel phosphate binder increased 113% to $23.5 million for the three months and 102% to $60.5 million for the nine months ended September 30, 2003, primarily due to:

  •
  the expansion of the worldwide Renagel phosphate binder sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where unit sales increased in each period; and

  •
  an increase in the average exchange rate of the Euro of 14% for the three month period, which positively impacted sales of Renagel phosphate binder by $2.0 million, and 20% for the nine month period, which positively impacted sales of the product by $7.0 million.

        International sales of Cerezyme enzyme increased 32% to $110.8 million for the three months and 29% to $314.0 million for the nine months ended September 30, 2003, primarily due to:

  •
  increases of 22% for the three month period and 15% for the nine month period in international unit sales of Cerezyme enzyme;

  •
  $5.0 million of sales of the product recorded in the third quarter as a result of a successful tender. From time to time we receive tenders from central and eastern European countries in accordance with the business patterns of those countries; and

  •
  an increase in the average exchange rate of the Euro of 14% for the three month period, which positively impacted sales of Cerezyme enzyme by $8.7 million, and 20% for the nine month period, which positively impacted sales of the product by $32.0 million.

        International sales of Fabrazyme enzyme increased 106% to $15.0 million for the three months and 143% to $41.8 million for the nine months ended September 30, 2003, primarily due to:

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme enzyme; and

  •
  an increase in the average exchange rate of the Euro of 14% for the three month period, which positively impacted sales of Fabrazyme enzyme by $1.4 million, and 20% for the nine month period, which positively impacted sales of the product by $5.4 million.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Therapeutics	$—	$125	(100)%	$1	$707	(100)%
Biosurgery	4,721	1	472,000%	6,640	36	18,344%
Other	3,341	2,282	46%	8,173	8,943	(9)%
Corporate	743	697	7%	1,984	2,238	(11)%

Total research and development revenue	$8,805	$3,105	184%	$16,798	$11,924	41%

        Research and development revenue attributable to our Therapeutics reporting segment is related primarily to research and development activities performed periodically under collaboration agreements.

        Research and development revenue attributable to our Biosurgery reporting segment is primarily due to reimbursements received from a partner for development projects associated with Synvisc viscosupplementation product beginning in 2003 and a milestone payment received in connection with filing for marketing approval for Hylaform® biomaterial product in the United States.

        Other research and development revenue includes revenue derived primarily from the following sources:

  •
  technology access fees received from Purdue Pharma, L.P. and Kirin Brewery Company, Ltd., which are recognized over the course of the associated research programs; and

  •
  research we performed on behalf of Purdue and Kirin.

        Other research and development revenue for the three and nine months ended September 30, 2003 include a $1.0 million milestone payment received from Kirin in July 2003.

        Corporate includes research and development efforts related to our corporate science activities that we do not allocate to our reporting segments. For all periods presented, Corporate research and development revenue consists primarily of revenue derived from research and development efforts performed on behalf of GTC.

MARGINS

        The following table sets forth our product and service margins on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Product margin:
Renal	$52,925	$26,500	100%	$140,761	$76,768	83%
% of total product revenue	13%	9%		13%	9%
Therapeutics	201,726	157,678	28%	560,343	450,243	24%
% of total product revenue	51%	51%		50%	51%
SangStat	3,889	—	N/A	3,889	—	N/A
% of total product revenue	1%	N/A		0%	N/A
Biosurgery	27,165	36,582	(26)%	101,964	95,647	7%
% of total product revenue	7%	12%		9%	11%
Diagnostics/Genetics	9,257	7,672	21%	30,241	20,418	48%
% of total product revenue	2%	2%		3%	2%
Other	5,989	5,332	12%	17,543	12,774	37%
% of total product revenue	2%	2%		2%	1%
Corporate	(1,876)	(1,873)%	0%	(21,085)	(6,029)	250%
% of total product revenue	0%	(1)%		(2)%	(1)%
Total product margin	$299,075	$231,891	29%	$833,656	$649,821	28%
% of total product revenue	76%	75%		74%	74%
Service margin:
Biosurgery	$4,940	$2,670	85%	$11,872	$6,865	73%
% of total service revenue	15%	9%		12%	8%
Diagnostics/Genetics	9,268	8,859	5%	29,101	27,733	5%
% of total service revenue	27%	31%		30%	33%
Other	27	—	N/A	61	181	(66)%
% of total service revenue	0%	N/A		0%	0%
Total service margin	$14,235	$11,529	23%	$41,034	$34,779	18%
% of total service revenue	42%	40%		42%	42%
Total product and service gross margin	$313,310	$243,420	29%	$874,690	$684,600	28%
% of total product and service revenue	73%	72%		72%	71%

Product Margin

        The increase in overall product margin for the three and nine months ended September 30, 2003, as compared to same periods of 2002, is primarily attributable to a 28% increase in product revenue for both periods, primarily due to increased sales of Renal, Therapeutics and Diagnostic/Genetics products as well as the introduction of sales of our newly acquired SangStat products beginning in September 2003.

        Product margin for our Renal reporting segment increased for the three and nine months ended September 30, 2003, as compared to the same periods of 2002. The increases are primarily due to increased sales of Renagel phosphate binder partially offset by sales of bulk sevelamer, a lower margin product, to our Asian marketing partners and an increase in the rebate reserve for the product corresponding to an increase in our estimates of the percentage of patients being reimbursed by government programs. Sales of Renagel phosphate binder increased 104% for the three month period and 89% for the nine month period.

        Product margin for our Therapeutics reporting segment increased for the three and nine months ended September 30, 2003, as compared to the same periods of 2002. The increases are due to a 29% increase in sales of Therapeutics products for the three month period and a 25% increase in sales of Therapeutic products for the nine month period. The increase in product margin for the nine months ended September 30, 2003 is offset, in part, by the write off of $2.3 million of Cerezyme enzyme finished goods due to production issues, for which there is no similar charge in the same period of 2002.

        Product margin for our Biosurgery reporting segment decreased 26% for the three months ended September 30, 2003, as compared to the same period of 2002, primarily due to a 75% decrease in Other Biosurgery product revenue during the same period. The decrease is primarily due to the sale to Teleflex of substantially all of the tangible and intangible assets related to our cardiac devices business, excluding our Fall River, Massachusetts manufacturing facility, and certain other assets.

        Product margin for our Biosurgery reporting segment increased 7% for the nine months ended September 30, 2003, as compared to the same period of 2002, primarily due to a 16% increase in sales of Synvisc viscosupplementation product and a 17% increase in sales of Sepra products. These increases were offset by a 25% decrease in other product revenue primarily due to the sale to Teleflex of our cardiac devices assets.

        Product margin for our Diagnostics/Genetics reporting segment increased for the three and nine months ended September 30, 2003, as compared to the same period of 2002. For the three month period the increase is primarily due to a 2% increase in sales of Diagnostic products and a 6% decrease in the cost of products sold. For the nine month period, the increase is primarily due to a 10% increase in sales of Diagnostic products and a 9% decrease in cost of products sold. The decrease in the cost of products sold for the nine month period is partially attributable to a charge of $2.9 million recorded in 2002 for the closure of a Diagnostic Products manufacturing facility in San Carlos, California for which there is no comparable charge in 2003.

Service Margin

        Service margin for our Biosurgery reporting segment increased for the three and nine months ended September 30, 2003, as compared to the same periods of 2002. Service margin as a percentage of service revenue increased during these periods primarily due to a 38% increase in sales of services for the three month period and a 28% increase in sales of services for the nine month period, as compared to the same periods in 2002. These increases were a result of the classification of $1.5 million for the three month period and $4.7 million for the nine month period of reimbursed expenses from partners as service revenue.

        Service margin for our Diagnostics/Genetics reporting segment increased both the three and nine months ended September 30, 2003, as compared to the same periods of 2002, primarily due to increased sales of our molecular genetics (DNA) and cancer testing services. Service margin as a percentage of service revenue decreased slightly for the three and nine months ended September 30, 2003, as compared to the same periods of 2002. The decreases are primarily attributable to an 11% increase for the three month period and a 13% increase for the nine month period in service revenue, offset by increases of 16% in the three month period and 19% in the nine month period in cost of services sold, as compared to the same periods of 2002.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        SG&A increased $11.8 million, or 10% to $127.3 million for the three months and increased $43.0 million, or 13%, to $372.4 for the nine months ended September 30, 2003, primarily due to:

  •
  increases of $1.9 million for the three month period and $9.2 million for the nine month period in SG&A for Renagel phosphate binder;

  •
  increases of $4.5 million for the three month period and $13.3 million for the nine month period in SG&A for Therapeutics products, including:

  •
  $2.3 million for the three month period and $9.0 million for the nine month period attributable to our increased market penetration for Fabrazyme enzyme in Europe and the launch of the product in the United States during the second quarter of 2003; and

  •
  $2.2 million for the three month period and $4.3 million for the nine month period attributable to increases in expenditures related to other Therapeutics initiatives;

  •
  the addition of $2.5 million of SG&A for SangStat in both the three and nine month periods for which there are no comparable amounts in the same periods of 2002;

  •
  increases of $3.4 million for the three month period and $11.0 million for the nine month period in SG&A for Biosurgery, including:

  •
  the classification of $1.5 million for the three month period and $4.7 million for the nine month period of reimbursed expenses from partners as service revenue; and

  •
  increases of $1.4 million for the three month period and $3.7 million for the nine month period related to the creation of a sales force and increases in sales operations in France in 2003 as we began to sell Synvisc viscosupplementation product directly to customers rather than through a distributor effective January 1, 2003;

  •
  increases of $1.7 million for the three month period and $6.3 million for the nine month period in SG&A for Diagnostics/Genetics, primarily due to increased administrative costs for our genetic testing business;

  •
  increases of $1.4 million for the three month period and $6.3 million for the nine month period in Other SG&A, primarily due to increases in spending for our cardiac science and drug discovery and development businesses; and

  •
  increases of $3.4 million for the three month period and $3.3 million for the nine month period in Corporate SG&A, primarily due to increased consulting, relocation and severance expenses.

These increases were offset by decreases of $7.0 million for the three month period and $8.9 million for the nine month period in spending for Biosurgery's cardiac devices business resulting from the sale to Teleflex of substantially all of the assets of that business in June 2003. SG&A for Biosurgery's cardiac device business includes $1.9 million for the three months and $7.8 million for the nine months ended September 30, 2003 of costs related to exiting the cardiac devices business.

Research and Development Expenses

        Research and development expenses increased $8.3 million or 11% to $83.0 million for the three months ended September 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $7.6 million increase in spending on Therapeutics research and development programs; and

  •
  a $5.8 million increase in cardiovascular development programs, particularly cardiac cell therapy, as a result of clinical trials initiated in November 2002.

These increases were partially offset by a $5.1 million decrease in spending on our cardiac devices product development programs as a result of the sale to Teleflex of substantially all of the tangible and intangible assets directly associated with this business, excluding our Fall River manufacturing facility, the assets related to our FocalSeal product and certain other assets in June 2003.

        Research and development expenses increased $4.9 million, or 2%, to $237.7 million for the nine months ended September 30, 2003, as compared to the same period of 2002, primarily due to:

  •
  a $3.8 million net increase in spending on Therapeutics research and development programs; and

  •
  a $16.1 million increase in cardiovascular development programs, particularly cardiac cell therapy, as a result of clinical trials initiated in November 2002.

        These increases were partially offset by:

  •
  a $13.4 million decrease in spending on our cardiac devices product development programs as a result of the sale to Teleflex of substantially all of the tangible and intangible assets directly associated with this business, excluding our Fall River manufacturing facility, the assets related to our FocalSeal product and certain other assets in June 2003;

  •
  a $3.4 million decrease in spending on Biosurgery's biosurgical specialties business product development programs, particularly clinical trials for Sepragel® spine, which were terminated in 2002; and

  •
  a $4.3 million planned reduction in spending for oncology research and development programs.

        The $3.8 million net increase in spending for Therapeutics research and development programs includes a $14.0 million increase for the nine month period primarily due to the increased spending on Therapeutics research and development programs, offset by $10.8 million of additional research and development expenses for the nine months ended September 30, 2002, for which there are no comparable amounts during the same period of 2003. The $10.8 million consisted of:

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

Amortization of Intangibles

        The increase in amortization of intangibles for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 is primarily due to intangible assets acquired in connection with our acquisition of SangStat in September 2003.

Purchase of In-Process Research and Development

SangStat

        In connection with our acquisitions of SangStat, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. In Europe, SangStat completed Phase IIa clinical trials for RDP58 and announced preliminary results on April 9, 2003. The Phase II trials were prospective, randomized, blinded trials in patients with mild-to-moderate ulcerative colitis (UC) or Crohn's disease. Endpoints in each disease were response and remission. In UC, RDP58 achieved statistically significant response and remission compared with a placebo. In Crohn's disease, there was no statistically significant response or remission compared with a placebo. Cyclosporine capsule is a novel smaller size formulation of the product which is awaiting marketing approval in one country in Europe. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million is attributable to RDP58 and $20.0 million is attributable to cyclosporine capsule.

        Management assumes responsibility for determining the IPR&D valuation. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from each project once it has reached technological feasibility. We used a discount rate of 13% and cash flows which have been probability adjusted to reflect the risks of advancement through the product approval process. In estimating future cash flows, we also considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

        We currently estimate that it will take approximately 4 years and an investment of approximately $100 million to complete the development of, obtain approval for and commercialize the first product based on the RDP58 technology. The development of cyclosporine capsules is substantially complete, however, the product has not yet been approved for sale. We currently estimate that the remaining costs to obtain approval for and commercialize cyclosporine capsules are not significant because we are awaiting marketing approval for the product in one country in Europe.

Novazyme

        In September 2001, in connection with our acquisition of Novazyme, we acquired a technology platform that we believe can be leveraged in the development of treatments for various LSDs. As of the acquisition date, the technology platform had not achieved technological feasibility and would require significant further development to complete. Accordingly, we allocated to IPR&D and charged to expense $86.8 million, representing the portion of the purchase price attributable to the technology platform. We recorded this amount as a charge to expense in our consolidated statements of operations for the year ended December 31, 2001.

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of September 30, 2003, we estimate that it will take approximately four to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

GelTex Pharmaceuticals, Inc.

        In December 2000, in connection with the acquisition of GelTex, we allocated $118.0 million of the purchase price to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations for the year ended December 31, 2000. As of September 30, 2003, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the GelTex IPR&D projects, including an estimate of when management believes we may realize revenues from the sales of these products for their respective indications:

Program	Program Description or Indication	Development Status at September 30, 2003	Value at Acquisition Date	Estimated Cost to Complete at September 30, 2003	Year of Expected Product Launch
			(in millions)
Renagel phosphate binder	Next stage non-absorbed polymer phosphate binder for the treatment of hyperphospatemia	• Clinical studies scheduled for completion in 2004 and 2005	$19.7	$9.3	2006
Tolevamer toxin binder	C. difficile associated diarrhea	• Phase 2 trial expected to be completed in 2003	37.4	46.3	2008
GT56-252 oral iron chelator	Iron overload disease	• Phase 1/2 trial ongoing	15.7	34.0	2007
GT316-235 fat absorption inhibitor	Anti-obesity	• Expected to file an IND in 2004	17.8	3.9	2010
Polymer	Oral mucositis	• Program cancelled during 2003; no further development planned	17.8	N/A	N/A
DENSPM	Psoriasis	• Program cancelled during 2001; no further development planned	3.4	N/A	N/A
GT102-279	Second generation lipid-lowering compound	• Program cancelled during 2001; no further development planned	6.2	N/A	N/A

			$118.0	$93.5

Biomatrix

        In connection with our acquisition of Biomatrix, we allocated approximately $82.1 million to IPR&D, which we recorded as a charge to expense in our consolidated statements of operations for the year ended December 31, 2000. As of September 30, 2003, the technological feasibility of the Biomatrix IPR&D projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

        Below is a brief description of the Biomatrix IPR&D projects, including an estimate of when management believes we may realize revenues from the sales of these products in the respective application:

Program	Program Description or Indication	Development Status at September 30, 2003		Value at Acquisition Date	Estimated Cost to Complete at September 30, 2003	Year of Expected Product Launch
				(in millions)
Viscosupplementation	Use of elastoviscous solutions and viscoelastic gels in disease conditions to supplement tissues and body fluids, alleviating pain and restoring normal function.	• • • •	Received conditional FDA approval for hip indication clinical trial in United States Preclinical activities in United States and clinical trial in Europe for knee indications Preclinical for other joints Product launched for hip indication in Europe in September 2002	$33.8	$26.2	2002 to 2008
Visco-augmentation and Visco-separation (Adhesion prevention)	Use of viscoelastic gels to provide scaffolding for tissue regeneration and to separate tissues and decrease formation of adhesions and excessive scars after surgery.	• • •	Preclinical—gynecological and pelvic indications
FDA review of pivotal safety and efficacy data for Hylaform biomaterials pending
			Phase 2—spine indications; program cancelled during 2002; no further development planned	48.3 N/A	0.3 N/A	2004 to 2006 N/A

				$82.1	$26.5

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

Charge for Impairment of Goodwill

        In connection with our assessment of the value of our Biosurgery reporting unit and the elimination of our tracking stock structure, we determined that the fair value of Biosurgery's net assets was lower than their carrying value, indicating a potential impairment of the goodwill allocated to Biosurgery's orthopaedics reporting unit, which resulted from our acquisition of Biomatrix in December 2000. Based on our analysis, we have concluded that the goodwill assigned to Biosurgery's orthopaedics reporting unit is fully impaired. Accordingly, we recorded a charge for impairment of goodwill of $102.8 million in our consolidated statements of operations in June 2003 to write off the goodwill allocated to Biosurgery's orthopaedics reporting unit.

Charges for Impaired Assets

        In connection with the sale of assets to Teleflex, we tested the carrying value of our manufacturing facility in Fall River, Massachusetts in June 2003 to determine whether the impairment recognition criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. In evaluating the facility for impairment, we considered the risks associated with the eventual sale of this facility, including the probability of finding a buyer for the facility, the amount of time that would likely be required to market and complete the sale of the facility and the estimated range of net proceeds that we could expect to receive. Our impairment analysis indicated that the carrying value for the Fall River facility would not be fully recoverable. As a result of this assessment, we recorded a charge for impaired asset of $2.9 million in our consolidated statements of operations in June 2003 to write down the carrying value of the Fall River facility to its estimated fair value.

        In September 2003, we discontinued the active marketing of our FocalSeal product. In connection with the discontinuation of this product, we tested the carrying value of the assets associated with the product to determine whether the impairment recognition criteria in SFAS No. 144 had been met. Our impairment analysis indicated that the carrying value of these assets would not be fully recoverable. As a result of this assessment, we recorded total charges of $13.8 million in our consolidated financial statements in September 2003 to write off the tangible and intangible assets associated with our FocalSeal product. These charges include:

  •
  a $3.8 million charge to cost of products sold to write off the inventory;

  •
  a $2.0 million charge to SG&A for exit costs related to a leased facility in Lexington, Massachusetts; and

  •
  an $8.0 million charge for impaired assets, which consists of a charge of $5.2 million to write off the intangible assets and a charge of $2.8 million to write off the fixed assets related to our FocalSeal product.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Equity in net loss of unconsolidated affiliates	$(5,503)	$(2,387)	131%	$(14,501)	$(10,429)	39%
Gain (loss) on investments in equity securities	1,183	29	3,979%	(2,437)	538	(553)%
Loss on sale of product line	—	—	N/A	(29,367)	—	N/A
Other	(338)	(234)	44%	1,181	729	62%
Investment income	11,422	12,956	(12)%	35,464	39,017	(9)%
Interest expense	(4,382)	(6,602)	(34)%	(17,207)	(20,467)	(16)%

Total other income (expenses)	$2,382	$3,762	(37)%	$(26,867)	$9,388	(386)%

Equity in Net Loss of Unconsolidated Affiliates

        We record the results of the following joint ventures in equity in net loss of unconsolidated affiliates:

Joint Venture	Partner	Effective Date	Product/Indication
BioMarin/ Genzyme LLC	BioMarin Pharmaceutical Inc.	September 1998	Aldurazyme enzyme for the treatment of MPS-I
Kallikrein LLC	Dyax Corp.	September 2003	DX-88 for treatment of hereditary angioedema
Diacrin/ Genzyme LLC(1)	Diacrin, Inc.	October 1996	Products using porcine fetal cells for the treatment of Parkinson's and Huntington's diseases

(1)
The joint venture is no longer actively developing these products.

        The following table presents our equity in net loss of unconsolidated affiliates by entity for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Joint Venture/Unconsolidated Affiliate			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
BioMarin/Genzyme LLC	$(4,399)	$(2,499)	76%	$(12,935)	$(8,107)	60%
Kallikrein LLC	(823)	—	N/A	(823)	—	N/A
Diacrin/Genzyme LLC	(52)	(72)	(28)%	(241)	(392)	(39)%
Peptimmune, Inc.	(229)	—	N/A	(502)	—	N/A
GTC	—	184	(100)%	—	(1,930)	(100)%

Total	$(5,503)	$(2,387)	131%	$(14,501)	$(10,429)	39%

        We record in equity in net loss of unconsolidated affiliates our portion of the results of our joint ventures with BioMarin, Dyax and Diacrin and our portion of the losses of Peptimmune, and through May 2002, our portion of the losses of GTC.

        Our equity in net loss of unconsolidated affiliates increased 131% for the three months and 39% for the nine months ended September 30, 2003 as compared to the same periods of 2002. For both periods, the largest contributing factor was an increase in net losses from our joint venture with BioMarin. The $1.9 million increase for the three month period and $4.8 million increase for the nine month period are primarily due to increased costs associated with the manufacture and commercialization of Aldurazyme enzyme and our 50% portion of the write off of certain production runs for the product during the third quarter of 2003. In September 2003, the joint venture recorded $2.8 million of charges to write off certain production runs during the scale up of Aldurazyme enzyme manufacturing. Our 50% share of these charges is $1.4 million, which was recorded as a charge to equity in net loss of unconsolidated affiliates in September 2003.

        On April 30, 2003, the FDA granted marketing approval for Aldurazyme enzyme as an enzyme replacement therapy for patients with the Hurler and Hurler-Scheie forms of MPS I, and Scheie patients with moderate to severe symptoms. Aldurazyme enzyme has been granted orphan drug status in the United States, which provides seven years of market exclusivity. On June 11, 2003, the European Commission granted marketing approval for Aldurazyme enzyme to treat the non-neurological manifestations of MPS I in patients with a confirmed diagnosis of the disease. Aldurazyme enzyme has been granted orphan drug status in the European Union, which provides ten years of market exclusivity. We are commercializing Aldurazyme enzyme in the United States and are launching it in the European Union on a country-by-country basis as pricing and reimbursement approvals are obtained. Aldurazyme enzyme is manufactured at BioMarin's plant in California and will be sent to either our manufacturing facility in Allston, Massachusetts or to a third-party facility for the final fill and finish process. At September 30, 2003, our joint venture with BioMarin has $6.9 million of inventory related to a revised formulation of Aldurazyme enzyme that has not yet been approved for sale, of which $3.5 million represents our portion of the unapproved inventory for the joint venture. If this inventory is not approved for sale, our joint venture would likely have to write off the inventory, and as a result, we would have to record a charge to earnings for our portion of the inventory write off, which would be included in equity in net loss of unconsolidated affiliates.

        In June 2003, we exercised our option to acquire a 49.99% interest in Dyax's DX-88 program for the potential treatment of hereditary angioedema, or HAE, and other chronic inflammatory diseases. Under the terms of the joint venture, both companies will share development costs of DX-88 for HAE going forward. In addition, Dyax will receive milestone payments from us upon dosing the first HAE patient in a pivotal clinical trial of DX-88 and upon regulatory approval for the first indication. Dyax will also receive milestone payments from us if DX-88 is approved in additional indications. Contingent upon regulatory approval of DX-88 for HAE, we will market the product worldwide. Both companies will share equally in profits from sales of DX-88 for HAE and/or other chronic inflammatory diseases. In March 2003, Dyax exercised an option to acquire from us all rights to DX-88 for surgical indications.

        In January 2002, we formed Peptimmune as our wholly-owned subsidiary, by contributing $5.0 million of cash and $0.3 million of other assets to Peptimmune in exchange for 5.5 million shares of Peptimmune's Series A voting preferred stock and 100 shares of Peptimmune common stock. We consolidated the results of Peptimmune through February 2003 because during that period we owned 100% of its outstanding stock. In March 2003, our investment in Peptimmune decreased to approximately 12% as a result of the sale by Peptimmune of shares of its Series B voting preferred stock to third-party investors. In accordance with our policy pertaining to affiliate sales of stock, we recorded a $2.9 million net gain ($4.5 million pre-tax) due to this sale, which was recorded as an increase to our investment in Peptimmune in Other noncurrent assets and an increase to Accumulated other comprehensive income in stockholders' equity in our consolidated balance sheet in June 2003. Although our ownership interest in Peptimmune has declined below 20%, we account for the investment in Peptimmune under the equity method of accounting because certain factors exist that cause us to continue to have significant influence over Peptimmune, including that the chairman and chief executive officer of Peptimmune is a member of our board of directors, one of our corporate officers is a consultant to Peptimmune and we have service agreements with Peptimmune. Our equity in net losses of Peptimmune have not been significant to date.

        On April 4, 2002, GTC purchased approximately 2.8 million shares of GTC common stock held by us for an aggregate consideration of $9.6 million. We received $4.8 million in cash and a promissory note for the remaining amount. We have committed to a 24-month lock-up provision on the remaining 4.9 million shares of GTC common stock held by us, which is approximately 15% of the shares of GTC common stock outstanding as of September 30, 2003. We accounted for our investment in GTC under the equity method of accounting until May 2002, at which point our ownership interest and board representation was reduced below 20% and we did not have any other factors of significant influence. Accordingly, we ceased to have significant influence over GTC and we began accounting for our investment in GTC under the cost method of accounting in June 2002.

Gain (Loss) on Investments in Equity Securities

        At December 31, 2002, the remaining 4.9 million shares of GTC common stock that we held did not qualify as marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" because we were within the first 12 months of the 24-month lock-up provision. As a result, we carried our investment in GTC on our consolidated balance sheets at cost, subject to review for impairment. Effective April 4, 2003, we began the last 12 months of the 24-month lock-up provision and, as a result, the remaining shares of GTC common stock that we hold now qualify as marketable securities under SFAS No. 115 and are carried on our consolidated balance sheets at fair value.

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

        At September 30, 2003, our stockholders equity includes $20.7 million of unrealized gains and $3.8 million of unrealized losses related to our other investments in equity securities. We believe the losses related to our other investments in equity securities are temporary. We will record impairment charges related to the investments for which we have recorded unrealized losses at September 30, 2003 if the stocks do not recover within the next three to six months.

Other

        We periodically enter foreign currency forward contracts, all of which have durations of less than three months. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of September 30, 2003 is $53.7 million. The contracts' fair value, representing unrealized losses, was $1.4 million at September 30, 2003 and $0.1 million at September 30, 2002.

        For the three months ended September 30, 2003, we also recorded in other in our consolidated statements of operations an unrealized loss of $0.2 million to reflect the change in value of our warrants to purchase shares of GTC common stock from July 1, 2003 to September 30, 2003, as compared to an unrealized gain of $0.04 million, for the same period of 2002.

        For the nine months ended September 30, 2003, we recorded an unrealized gain of $0.7 million to reflect the change in value of our warrants to purchase shares of GTC common stock from January 1, 2003 to September 30, 2003, as compared to an unrealized loss of $2.0 million, for the same period of 2002.

Investment Income

        Our investment income decreased 12% for the three months ended September 30, 2003, as compared to the same period of 2002, primarily due to a decrease in interest rates and a decline in average cash balances. Our investment income decreased 9% for the nine months ended September 30, 2003, as compared to the same period of 2002, primarily due to a decrease in interest rates.

Interest Expense

        Our interest expense decreased 34% for the three months ended September 30, 2003, as compared to the same period of 2002, primarily due to a decline in the interest rate for amounts drawn under our revolving credit facility. In August 2003, we repaid the $300.0 million principal balance outstanding under this facility and drew an additional $300.0 million in September 2003, which bears interest at a lower rate. The decrease was offset, in part, by additional interest related to the $11.3 million in principal of a 6.5% convertible note due March 29, 2004 in favor of UBS AG London and $5.0 million of notes payable assumed in connection with the acquisition of SangStat.

        Our interest expense decreased 16% for the nine months ended September 30, 2003, primarily due to a slight decline in debt balances outstanding resulting from the repayment, in 2002, of $4.4 million of notes payable assumed in connection with our acquisition of GelTex in December 2000 and payment, in May 2003, of the $10.0 million, 6.9% convertible subordinated note assumed in connection with the acquisition of Biomatrix.

Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/(Decrease) % Change			Increase/(Decrease) % Change
	2003	2002		2003	2002
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(24,653)	$(6,600)	274%	$(53,377)	$(20,031)	166%
Effective tax rate	(35)%	21%		(75)%	25%

        Our tax rates for all periods presented vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales;

  •
  the impact of the write off of nondeductible goodwill in June 2003;

  •
  nondeductible charge for IPR&D in September 2003; and

  •
  use of tax credits.

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

        Upon adoption of SFAS No. 142, we tested the goodwill of our cardiothoracic reporting unit in accordance with the transitional provisions of that standard, using the present value of expected future cash flows to estimate the fair value of this reporting unit. We recorded an impairment charge of $98.3 million, which was reflected as a cumulative effect of a change in accounting for goodwill in our consolidated statements of operations in March 2002.

B. LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2003 we had cash, cash equivalents, and short- and long-term investments of $870.0 million, a decrease of $325.1 million from December 31, 2002.

        Our operating activities generated $285.7 million of cash for the nine months ended September 30, 2003 as compared to $160.3 million for the same period of 2002. Net cash provided by operating activities was favorably impacted by:

  •
  $111.1 million of depreciation and amortization, of which $56.6 million resulted from the depreciation of property, plant and equipment and $54.5 million resulted from the amortization of intangible assets;

  •
  a charge of $158.0 million for IPR&D related to our acquisition of SangStat in September 2003;

  •
  a charge for impairment of goodwill of $102.8 million to write off the goodwill associated with our orthopaedics reporting unit;

  •
  $10.9 million of charges for impaired assets, including $8.0 million for the write off of the assets of our FocalSeal product and $2.9 million for the impairment of our manufacturing facility in Fall River, Massachusetts;

  •
  $14.5 million representing our equity in net losses of unconsolidated affiliates;

  •
  $2.4 million of net losses on investments in equity securities, including a $3.6 million charge for impairment of our investment in the common stock of ABIOMED;

  •
  a $29.4 million net loss on the sale of substantially all of the tangible and intangible assets directly associated with our cardiac devices business to Teleflex in June 2003; and

  •
  a $3.1 million net decrease in certain working capital accounts.

These favorable impacts were offset, in part, by our net loss of $124.9 million and deferred tax benefits of $25.4 million.

        Our investing activities utilized $450.1 million in cash for the nine months ended September 30, 2003, as compared to the $97.5 million of cash used for the same period of 2002. Net cash utilized by investing activities consists primarily of:

  •
  $19.9 million in cash used to purchase investments in equity securities, of which $15.8 million represents an additional investment in the common stock of CAT;

  •
  $169.5 million in cash used to fund purchases of plant and equipment, of which, $102.5 million is related to our manufacturing capacity expansion in Ireland, the United Kingdom and Belgium, $17.8 million is related to our manufacturing capacity expansions in the United States; $29.2 million is related to the ongoing build out of our new corporate headquarters facility in Cambridge, Massachusetts and $20.0 million represents an aggregate of other manufacturing relocations, expansions and rehabilitations worldwide;

  •
  $537.0 million in cash, net of $71.3 million of acquired cash, used to acquire SangStat in September 2003;

  •
  $19.1 million in cash used to fund our investments in unconsolidated affiliates;

  •
  $12.1 million in cash paid to BioMarin, pursuant to our joint venture agreement with BioMarin, upon receipt of FDA marketing approval for Aldurazyme enzyme in April 2003; and

  •
  $8.2 million in cash used to acquire a customer list from the reference lab division of Genetics & IVF Institute.

These unfavorable impacts were offset, in part, by $279.4 million in cash generated by the net purchases, sales and maturities of investments and $32.4 million in cash generated by the sale to Teleflex of substantially all of the tangible and intangible assets directly associated with our cardiac devices business in June 2003.

        In June 2003, we exercised our option to acquire a 49.99% interest in Dyax's DX-88 program for the potential treatment of hereditary angioedema, or HAE, and other chronic inflammatory diseases. Under the terms of the joint venture, both companies will share development costs of DX-88 for HAE going forward. In addition, Dyax, will receive milestone payments from us upon dosing the first HAE patient in a pivotal clinical trial of DX-88 and upon regulatory approval for the first indication. Dyax will also receive milestone payments from us if DX-88 is approved in additional indications. Contingent upon regulatory approval of DX-88 for HAE, we will market the product worldwide. Both companies will share equally in profits from sales of DX-88 for HAE and/or other chronic inflammatory diseases. In March 2003, Dyax exercised an option to acquire from us all rights to DX-88 for surgical indications.

        We have a strategic alliance with CAT for the development and commercialization of human monoclonal antibodies directed against TGF-beta. In September 2003, we amended our collaboration agreement with CAT whereby CAT, through its wholly-owned subsidiary Aptein, has agreed to fund fifty percent of the program costs through early 2006. CAT will receive an additional credit in the formula by which profits arising from the program are apportioned between the parties, which increases CAT's share of the anticipated profits from the program. The amended agreement also amends the rights of the parties in the event of a "change in control," giving the party not subject to the change of control the right to purchase the other's interest in the program for fair value.

        Prior to September 30, 2003, we owned 307,982 shares of the common stock of CAT, which were purchased at the time of entering into the initial collaboration in September 2000. We purchased 1.8 million shares of CAT common stock in September 2003 for $15.8 million and an additional 2.5 million shares in October 2003 for $22.3 million. Following these purchases, we hold approximately 12% of the outstanding common stock of CAT.

        Our financing activities provided $86.7 million in cash for the nine months ended September 30, 2003 as compared to $52.2 million in cash for the same period of 2002. Cash provided from financing activities is primarily the result of:

  •
  $83.4 million of proceeds from the issuance of common stock under our stock plans; and

  •
  $316.0 million of proceeds from our draw on our revolving credit facility.

        The cash provided by our financing activities was partially offset by $312.5 million in cash utilized to repay debt and capital lease obligations, including:

  •
  $10.0 million used in May 2003 to pay the 6.9% convertible subordinated note assumed in connection with our acquisition of Biomatrix;

  •
  $300.0 million used in August 2003 to repay the amount outstanding under our $350.0 million revolving credit facility; and

  •
  $2.0 million used in September 2003 to satisfy a note payable assumed in connection with our acquisition of SangStat.

        We have access to a $350.0 million revolving credit facility, all of which matures in December 2003. In May 2003, we drew down $16.0 million under this revolving credit facility. In August 2003, we repaid the full $300.0 million in principal outstanding under the facility plus accrued interest. In September 2003, we drew down $300.0 million under this facility to finance a portion of the cash consideration for our acquisition of SangStat. At September 30, 2003, $300.0 million remained outstanding under this facility. Borrowings under this facility bear interest at LIBOR plus an applicable margin, which was, in the aggregate, 2.3% at September 30, 2003. The terms of the revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants. We intend to refinance our revolving credit facility prior to its expiration in December 2003.

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2002 Form 10-K. Excluding the $300.0 million outstanding under our credit facility, the payment of the 6.9% convertible subordinated note, our acquisition of a 49.99% interest in Dyax's DX-88 program and our acquisition of additional shares of CAT common stock, all described above, there have been no material changes to our contractual obligations since December 31, 2002.

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

        Our cash reserves may be further reduced to pay principal and interest on:

  •
  the $11.3 million in principal under a 6.5% convertible note due March 29, 2004 in favor of UBS AG London and $5.0 million of notes payable assumed in connection with the acquisition of SangStat; and

  •
  the $575.0 million in principal under our 3% convertible subordinated debentures due May 15, 2021, which may be converted into shares of Genzyme General Stock. Holders of the debentures may require us to repurchase all or part of their debentures for cash on May 15, 2006, 2011 or 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest through the date prior to the date of repurchase. Additionally, if certain fundamental changes occur, each holder may require us to repurchase, for cash, all or a portion of the holder's debentures. On or after May 20, 2004, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased. The redemption price would be 100.75% of the principal amount if redeemed from May 20, 2004 through May 14, 2005, and 100% of the principal amount thereafter.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigations can be expensive and a court may ultimately require that we pay expenses and damages. We also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you detail on these legal proceedings in the Notes to our financial statements and under the heading "Legal Proceedings" in Item 1 to Part II of this Form 10-Q.

Recent Accounting Pronouncements

        In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial condition or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of adopting FIN 46.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

Subsequent Events

        In October 2003, we entered into a collaboration agreement with MacroGenics, a privately-held biotechnology company based in Rockville, Maryland, to develop novel therapies for immune-mediated diseases. Under the agreement we will work with MacroGenics to advance MacroGenics' ongoing preclinical program targeting the Fc receptor CD16, an important molecule in the development of several immune-mediated diseases. We will collaborate in the development effort and intend to utilize both humanized monoclonal antibodies and soluble receptors aimed at CD16, which is believed to contribute to numerous immune-mediated diseases such as idiopathic thrombocytopenic purpura (ITP), lupus, rheumatoid arthritis, autoimmune hemolytic anemia, and others. We will have sole responsibility for manufacturing and commercializing products that arise from the collaboration. MacroGenics will have certain co-promotion rights in the United States. In October 2003, in connection with the collaboration agreement, we made a $5.0 million equity investment in MacroGenics.

        In October 2003, we entered into an agreement with Transkaryotic Therapies, Inc. to develop and commercialize I2S, TKT's enzyme replacement therapy for the treatment of Hunter syndrome, in Japan and other Asia/Pacific territories and as a global litigation settlement agreement. We paid TKT $3.0 million in upfront payments and other consideration in October 2003, and if certain regulatory and commercialization milestones are met, we will pay TKT up to an additional $8.0 million. TKT will receive royalty payments of approximately one-third of net sales of I2S in Genzyme's territories. As part of the legal settlement, we agreed to withdraw from the patent suit we filed against TKT related to Replagal, and TKT agreed not to initiate any patent litigation against us related to Aldurazyme enzyme.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of enzyme-replacement products for patients with Gaucher disease. Sales of Cerezyme and its predecessor Ceredase totaled $619.2 million for the year ended December 31, 2002, representing approximately 47% of our consolidated revenue for that year. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. Historically, we have marketed Cerezyme for Type 1 Gaucher disease. In 2003, the label in the European Union was expanded to include Type 3 Gaucher disease. We do not know whether the expanded European label will increase sales.

If we fail to increase sales of several products, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to profitably increase revenue from many different products and services. The products include Aldurazyme, Fabrazyme, Renagel, Synvisc, Thymoglobulin, and Thyrogen. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product;

  •
  the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

  •
  our ability to efficiently manufacture sufficient quantities of each product to meet demand;

  •
  regulation by the FDA and other government authorities;

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products;

  •
  the effectiveness of our sales force;

  •
  the availability of reimbursement from third-party payers and the extent of coverage; and

  •
  the size of the patient populations for each product.

        Part of our growth strategy involves (1) conducting additional clinical trials to support approval of expanded uses of these products and (2) pursuing marketing approval for the products in new jurisdictions. With Synvisc, we are pursuing marketing approval in Japan and are seeking to expand approval in the U.S. to cover use as a treatment of pain from osteoarthritis in the hip. The success of this component of our growth strategy will depend on the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

        Because the healthcare industry is competitive and regulatory requirements rigorous, we spend substantial funds marketing our products and attempting to expand approved uses for our products. These expenditures depress near-term profitability, with no assurance that the expenditures will generate future profits that justify the expenditures.

Our future success will depend on our ability to effectively develop and market our products against those of our competitors.

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical firms and biotechnology companies, have developed and are developing products and services that compete with our products, services, and product candidates. If doctors or patients prefer these competitive products or these competitive products have superior pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products.

        Celltech Group plc and Actelion Ltd. have developed Zavesca, a small molecule drug candidate for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type I Gaucher disease for whom enzyme replacement is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, has received marketing approval of Zavesca in Israel. In addition, Transkaryotic Therapies Inc. (TKT) has announced that it plans to initiate clinical trials in the second quarter of 2004 for its Gene-Activiated glucocerebrosidase (GA-GSB) program. TKT has indicated that it expects GA-GSB to be comparable rather than superior to Cerezyme.

        Nabi Biopharmaceuticals is currently marketing PhosLo, a calcium based phosphate binder. Like Renagel, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, Shire Pharmaceuticals Group plc is developing Fosrenol lanthanum carbonate, a non-calcium based phosphate binder. Renagel also competes with over-the-counter calcium carbonate products such as TUMS.

        TKT is marketing in the European Union a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme. Accordingly, we compete with TKT in addressing the European market. In addition, while Fabrazyme enzyme has received Orphan Drug designation, which provides us with seven years of market exclusivity for the product, TKT or other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States.

        Smith & Nephew Orthopaedics and Sanofi-Synthelabo Inc. are selling products that compete directly with Synvisc, and we believe other directly competitive products are under development. Furthermore, several companies market products designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer, or more cost-effective.

        The examples above are illustrative. Almost all of our products face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal disorders that are more effective or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, our recent acquisition of SangStat and collaboration with MacroGenics reflect our commitment to immune-mediated diseases. Several pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

If we fail to obtain adequate levels of reimbursement for our products from third-party payers, the commercial potential of our products will be significantly limited.

        A substantial portion of our revenue comes from payments by third-party payers, including government health administration authorities and private health insurers. As a result of the trend toward managed healthcare in the United States, as well as governmental actions and proposals to reduce payments under government insurance programs, third-party payers are increasingly attempting to contain healthcare costs by:

  •
  challenging the prices charged for healthcare products and services;

  •
  limiting both coverage and the amount of reimbursement for new therapeutic products;

  •
  shifting payments for products and services through co-payments, coinsurance and other risk sharing arrangements;

  •
  denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payers; and

  •
  refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval.

        Government and other third-party payers may not provide adequate insurance coverage or reimbursement for our products and services, which would impair our financial results. In addition, third-party payers may not reimburse patients for newly approved healthcare products, which could decrease demand for our products. Furthermore, legislatures, including the U.S. Congress, occasionally discuss implementing broad-based measures to contain healthcare costs. If third-party reimbursement is further constrained, or if legislation is passed to contain healthcare costs, our profitability and financial condition will suffer.

We may encounter substantial difficulties managing our growth.

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. With respect to Renagel, for example, we have spent considerable resources building out and seeking regulatory approvals for our tableting facility in Waterford, Ireland and manufacturing plants in Haverhill, U.K. We cannot assure that we will obtain or maintain all required approvals for these facilities, that the facilities will prove sufficient to meet demand for Renagel, or that we will sell sufficient quantities of Renagel to recoup our investment on these facilities. We incur similar costs for our other products and product candidates with comparable risks.

        If we are able to grow sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process. Gauging future demand is difficult. With Renagel, for example, we have encountered problems managing inventory levels at wholesalers. Similarly, we encounter difficulty forecasting revenue trends for Synvisc because our marketing partners are largely responsible for end-user sales. Comparable problems may arise with our other products, particularly during market introduction.

        Growth in our business may also contribute to fluctuations in our operating results that cause the price of our securities to decline. Our revenue may fluctuate due to many factors, including changes in:

  •
  wholesaler buyer patterns;

  •
  reimbursement rates;

  •
  physician prescribing habits;

  •
  the availability or pricing of competitive products; and

  •
  currency exchange rates.

        In addition, some of our products, including Synvisc, are subject to seasonal fluctuation in demand.

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these deals. Business combination transactions often entail the assumption unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our recent acquisition of SangStat Medical Corporation, there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may take similar charges in the future.

Manufacturing problems may cause product launch delays, inventory shortages, and unanticipated costs.

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities at approved facilities. In connection with our efforts to avoid supply constraints with Renagel, we have built two new manufacturing plants in Haverhill, U.K. and a tableting facility in Waterford, Ireland. Building these, and our other production facilities, is expensive, and our ability to recover these costs will depend on increased revenue from the products produced at the facilities. Furthermore, we may encounter production interruptions at these facilities, which could lead to, among other problems, inventory shortages. A number of factors could cause production interruptions, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

        Manufacturing is subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

        The manufacturing processes we employ to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost or at all. Many of our products are difficult to manufacture. Our products that are biologics, for example, require product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the products that result in lot failures, product recalls, or product liability.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. These include a joint venture with BioMarin Pharmaceutical Inc. with respect to Aldurazyme and a marketing relationship under which Wyeth distributes Synvisc in several jurisdictions. The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

  •
  terminate the agreements or limit our access to the underlying intellectual property;

  •
  fail to devote financial or other resources to the alliances and thereby hinder or delay development, manufacturing or commercialization activities;

  •
  fail to successfully develop or commercialize any products; or

  •
  fail to maintain the financial resources necessary to continue financing their portion of the development, manufacturing, or commercialization costs or their own operations.

        Furthermore, payments we make under these arrangements, like the $12.1 million payment we made to Biomarin in May 2003, may exacerbate fluctuations in our financial results. Furthermore, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did in October 2003 with MarcoGenics. Many such investments decline in value.

The development of new biotechnology products involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.

        We have multiple products under development and devote considerable resources to research and development, including clinical trials. For example, we are currently conducting two clinical trials for Myozyme enzyme, an enzyme replacement therapy intended to treat Pompe disease, and we are spending considerable resources attempting to develop new treatments for Gaucher disease.

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

  •
  difficulty enrolling patients in clinical trials, particular for disease indications with small populations;

  •
  patients exhibiting adverse reactions to the products or indications of other safety concerns;

  •
  clinical trial data insufficient to support the effectiveness of the product;

  •
  our inability to manufacture sufficient quantities of product for development or commercialization activities in a timely and cost-efficient manner; or

  •
  our failure to obtain the required regulatory approvals for the product or the facilities in which it is manufactured.

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. At any point, we may determine to abandon development of a product or service candidate or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, which would adversely impact the timing for generating possible revenue for those product candidates.

        Our efforts to expand the approved indications for our products and to gain marketing approval in new jurisdictions also may fail. These expansion efforts are subject to many of the risks associated with completely new products, and, accordingly, we may fail to recoup the investments we make pursuing these expanded indications.

Government regulation imposes significant costs and restrictions on the development and commercialization of our products and services.

        Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis or at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign countries must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials; similar problems could delay or prevent us from obtaining approvals. Furthermore, regulatory authorities, including the FDA, may not agree with our interpretations of our clinical trial data, which could delay, limit or prevent regulatory approvals.

        Therapies that have received regulatory approval for commercial sale may continue to face regulatory difficulties. If we fail to comply with applicable regulatory requirements, regulatory authorities could take actions against us, including:

  •
  issuing warning letters;

  •
  issuing fines and other civil penalties;

  •
  suspending regulatory approvals;

  •
  refusing to approve pending applications or supplements to approved applications;

  •
  suspending product sales in the United States and/or exports from the United States;

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme and Aldurazyme. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on us, including withdrawal of one or more of our products or services from the market.

Legislative or regulatory changes may adversely impact our business.

        The FDA has designated some of our products, including Fabrazyme, Aldurazyme, and Myozyme, as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, any approved drugs for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we receive from these products.

        In addition, the United States government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:

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

        New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, which relate to health care availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and we may need to revise our research and development programs.

We will require significant additional financing, which may not be available or available on terms favorable to us.

        As of September 30, 2003, we had approximately $870 million in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities. We intend to use substantial portions of our available cash for:

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

  •
  $300.0 million in principal under our revolving credit facility with a syndicate of commercial banks, which is due in December 2003; and

  •
  $11.3 million in principal under a 6.5% convertible note of SangStat due March 29, 2004 in favor of UBS AG London.

If we use cash to pay or redeem all or a portion of this debt, including the principal and interest due on it, our cash reserves will be diminished.

        To satisfy these and other commitments, we may have to obtain additional financing. We may be unable to obtain any additional financing, extend any existing financing arrangements, or obtain either on terms that we or our investors consider favorable.

We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.

        Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential for 18 months following their filing, and because third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, our patent applications may not have priority over patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators' patents, or those patents for which we have license rights, and is successful, a court could revoke our patents or limit the scope of coverage for those patents.

        The United States Patent and Trademark Office, commonly referred to as the USPTO, and the courts have not consistently treated the breadth of claims allowed in biotechnology patents. If the USPTO or the courts begin to allow broader claims, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

        We also rely upon trade secrets, proprietary know-how, and continuing technological innovation to remain competitive. We attempt to protect this information with security measures, including the use of confidentiality agreements with our employees, consultants, and corporate collaborators. These individuals may breach these agreements and any remedies available to us may be insufficient to compensate our damages. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

We may be required to license technology from competitors or others in order to develop and commercialize some of our products and services, and it is uncertain whether these licenses will be available.

        Third-party patents may cover some of the products or services that we or our strategic partners are developing or testing. In addition, we are aware of a United States patent owned by Columbia University relating to the manufacture of recombinant proteins in Chinese hamster ovary cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner Biomarin uses to manufacture Aldurazyme. We are challenging the validity of this patent in a federal lawsuit filed in June 2003. While we are licensed under the patent for a royalty of approximately 1.5% of sales, we have not paid the royalty pending the outcome of the litigation. If we do not prevail in this challenge, the royalty we would be obligated to pay would reduce our profits from the products that we use CHO cells to manufacture.

        A United States patent is entitled to a presumption of validity, and, accordingly, we face significant hurdles in any challenge to a patent. In addition, even if we are successful in challenging the validity of a patent, the challenge itself may be expensive and require significant management attention.

        To the extent valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to obtain licenses from the holders of these patents in order to use, manufacture, or sell these products and services, and payments under them would reduce our profits from these products. We may not be able to obtain these licenses on acceptable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside of a patent, we may be unable to effectively market some of our products and services, which would limit our profitability.

We may incur substantial costs as a result of litigation or other proceedings.

        A third party may sue us or one of our strategic collaborators for infringing the third-party's patent or other intellectual property rights. Likewise, we or one of our strategic collaborators may sue to enforce intellectual property rights or to determine the scope and validity of third-party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:

  •
  pay monetary damages;

  •
  stop commercial activities relating to the affected products or services;

  •
  obtain a license in order to continue manufacturing or marketing the affected products or services; or

  •
  compete in the market with a substantially similar product.

        We are also currently involved in litigations and investigations that do not involve intellectual property claims, such as shareholder suits and government investigations regarding certain of our business decisions and practices, and may be subject to additional actions in the future. For example, the federal government, state governments and private payers are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. We cannot predict whether any such actions would be initiated against us or, if initiated, if those actions would have a significant effect on our business.

        Involvement in investigations and litigation is expensive, could damage our reputation, and may divert management attention. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may ultimately require that we pay expenses or damages or change some of our business practices.

We may be liable for product liability or other claims.

        Individuals who use our products or services, including our diagnostic products and genetic testing services, may bring product liability claims against us or our subsidiaries. In addition, from time to time we become subject to litigation brought by our suppliers, collaborators, competitors, and stockholders. Such suits could result in significant liability. We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on acceptable terms. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims. Regardless of merit or eventual outcome, product liability claims and other litigation may result in:

  •
  diversion of management's time and attention;

  •
  expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

  •
  decreased demand for our products and services; and

  •
  injury to our reputation.

We are currently defending several lawsuits brought in connection with our tracking stock exchange, some of which claim considerable damages. In addition, when we divest assets, as we did with our surgical device products, we have potential post-closing liabilities, which can substantially offset the consideration we receive in the sale.

Changes in the economic, political, legal and business environments in the foreign countries in which we do business could cause our international sales and operations, which account for a significant percentage of our consolidated net sales, to be limited or disrupted.

        Our international operations accounted for approximately 40% of our consolidated product and service revenues for the year ended December 31, 2002. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

  •
  longer payment cycles.

        A significant portion of our business is conducted in currencies other than our reporting currency, the U.S. Dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. Dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered in this report, our disclosure controls and procedures were effective in ensuring that they received, in a timely manner, the information that we and our consolidated subsidiaries are required to disclose in the reports filed or submitted by us under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint for failure to state a claim on November 12, 2003. A substantially similar case was filed in Massachusetts Superior Court in August 2003. We have filed a motion to dismiss this case, which is pending before the Court. The third case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We have filed a motion to dismiss this complaint, which is pending before the Court. We have been informed that a fourth lawsuit was filed in Massachusetts Superior Court in October 2003 making substantially similar allegations, and requesting similar relief, as the two other Massachusetts cases. We have not yet been served with this complaint. We believe each of these cases is without merit and plan on defending against them vigorously.

        On March 27, 2003, the Office of Fair Trade ("OFT") in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position, abused that dominant position and had no objective justification for its conduct in connection with its establishment and operation of a home nursing and infusion service to support patients receiving Cerezyme enzyme and our other enzyme replacement therapies. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its pricing structure for Cerezyme enzyme in the United Kingdom. Genzyme Limited has appealed this finding to the Competition Commission Appeal Tribunal, receiving an automatic stay of the fine, and seeking a stay of the order on Cerezyme pricing. On May 6, 2003 the Tribunal issued an order that stays the OFT's decision but which requires Genzyme Limited to provide one supplier a modest discount of three percent (3%) per unit during the appeal process. An appeal hearing concluded on October 6, 2003 and we expect a written opinion from the Tribunal by the end of the year.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen, Inc. and Abbott Laboratories, Inc., against Columbia University seeking a declaration that Columbia's UP Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary cells, which are the cells we use to manufacture Cerezyme enzyme, Fabrazyme enzyme and Thyrogen hormone, and which our joint venture partner BioMarin uses to manufacture Aldurazyme enzyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. A scheduling conference in the suit is likely to be held in December 2003. In the event we were to lose the lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al., (Case No. RG

03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action are SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of suit, including attorneys' fees. The plaintiff has indicated that he intends to amend his complaint. An amended complaint, if filed, may contain additional allegations and seek monetary damages.

        The staff of the FTC is investigating our acquisition of Novazyme. The FTC is one of the agencies responsible for enforcing federal antitrust laws. While we do not believe that the acquisition should be deemed to contravene antitrust laws, we have been cooperating with the FTC in its investigation.

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

  On September 11, 2003, we filed a Current Report on Form 8-K dated September 11, 2003 to report under Item 5 the completion of a tender offer to purchase all the outstanding shares of common stock of SangStat Medical Corporation at a purchase price of $22.50 per share and to indicate that as of September 10, 2003, over 90% of the outstanding shares of SangStat common stock had been tendered and accepted for payment.

  On September 23, 2003, we filed a Current Report on Form 8-K dated September 11, 2003 to report under Item 2 the completion of our acquisition of SangStat Medical Corporation for an aggregate consideration paid (or set aside) of approximately $640 million.

  On October 15, 2003, we furnished a Current Report on Form 8-K dated October 15, 2003 to report under Items 7 and 9 the issuance of a press release announcing our anticipated results of operations for the three and nine month periods ended September 30, 2003.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer
DATE: November 13, 2003

GENZYME CORPORATION AND SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

QuickLinks

  PART 1. Financial Information
  ITEM 1. Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
GENZYME CORPORATION AND SUBSIDIARIES Notes To Unaudited, Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX