Form 10-K
period 2003-12-31
GENZYME CORP
filed 2004-03-15
CIK 732485

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File No. 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (I.R.S. Employer Identification No.)
500 Kendall Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
(617) 252-7500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Genzyme General Division Common Stock, $0.01 Par Value ("Genzyme General Stock")
Genzyme General Stock Purchase Rights

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003: $9,184,246,406.

Number of shares of Genzyme General Stock outstanding as of March 1, 2004: 225,973,527

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 2003 Annual Report are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS AND SERIES OF STOCK

        Throughout this Form 10-K, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation.

        Through June 30, 2003, we had three operating divisions, which we refer to as follows:

  •
  Genzyme General Division = "Genzyme General;"

  •
  Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

  •
  Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

        Until that date we also had three outstanding series of common stock. Each series was designed to reflect the value and track the performance of one of our divisions. We refer to each series of common stock as follows:

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

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding, and all of our assets and liabilities that had been allocated to Genzyme Biosurgery and Genzyme Molecular Oncology are now allocated to Genzyme General. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock. We intend to seek shareholder approval in May 2004 of amendments to our charter that would remove the tracking stock designations, leaving 690,000,000 authorized shares of common stock undesignated as to series.

        As a result of the elimination of our tracking stock capital structure, since July 1, 2003, all of our earnings or losses have been allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole.

        On July 1, 2003, we reclassified the Biosurgery Stock and Molecular Oncology Stock equity accounts into the Genzyme General Stock equity accounts. The elimination of our tracking stock capital structure had no effect on our consolidated net income or loss. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our former divisions. In this Annual Report on Form 10-K, and future Quarterly and Annual Reports, we will not provide separate financial statements and management's discussion and analysis for each of our former divisions, but will continue to provide our consolidated financial statements and management's discussion and analysis for the corporation as a whole.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements, including statements regarding our:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services;

  •
  merger and acquisition activity, including potential in-process research and development charges;

  •
  intention to redeem our outstanding 3% convertible subordinated debentures;

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

  •
  assessment of the outcome and financial impact of litigation and other governmental proceedings;

  •
  projected cash needs;

  •
  IRS audit, including our provision for liabilities and potential for reduction of future tax provisions; and

  •
  intention to seek shareholder approval of amendments to our charter and our 1998 Director Stock Option Plan.

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

  •
  our ability to consummate expected mergers and acquisitions and our success at integrating those businesses;

  •
  the use of cash in business combinations or other strategic initiatives;

  •
  our ability to identify new patients for our products and services;

  •
  our ability to satisfy the post-marketing commitments made as a condition of the marketing approvals of Fabrazyme and Aldurazyme;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  the content and timing of submissions to and decisions made by the United States Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

  •
  the availability of reimbursement for our products and services from third-party payors, and the extent of such coverage and the accuracy of our estimates of the payor mix for our products;

  •
  our ability to increase market penetration in Europe for Fabrazyme, Thyrogen and Renagel;

  •
  market acceptance of Thymoglobulin in expanded areas of use and new markets;

  •
  our ability to optimize dosing and improve patient compliance with Renagel;

  •
  our ability to effectively manage wholesaler inventories of Renagel and the levels of compliance with our inventory management programs;

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

  •
  the initiation of legal proceedings against us;

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the United Kingdom Competition Appeal Tribunal and other judicial bodies and regulatory and dispute resolution authorities;

  •
  our ability to successfully increase market penetration for Synvisc as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

  •
  the outcome of our IRS audit; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties in Item 7 of this report under the heading "Factors Affecting Future Operating Results." We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, Hylaform®, Carticel®, Seprafilm® and Epicel® are registered trademarks of Genzyme. Myozyme™, Sepra™, and Cholestagel™ are trademarks of Genzyme. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. AVONEX® is a registered trademark of Biogen IDEC, Inc. Thymoglobulin® and Lymphoglobuline® are registered trademarks of SangStat Medical Corporation. WelChol® is a registered trademark of Sankyo Pharma, Inc. All rights reserved.

PART I

ITEM 1.    BUSINESS

Introduction

        We are a global biotechnology company dedicated to making a major positive impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, osteoarthritis and organ transplant, and includes an array of diagnostic products and services. Our commitment to innovation continues today with research into novel approaches to cancer, immune-mediated diseases, heart disease and other areas of unmet medical need. We were founded as a Delaware corporation in June 1981 and became a Massachusetts corporation in 1991. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme and Thyrogen;

  •
  Transplant, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address pre-transplantation, prevention and treatment of acute rejection of organ and bone marrow transplantation, as well as other auto-immune disorders. The unit derives its revenues primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops and markets biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products and, through June 30, 2003, sales of cardiac device products; and

  •
  Diagnostics/Genetics, which develops and markets diagnostic products, with a focus on in vitro diagnostics, and provides genetic testing services.

We report the activities of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate operations, general and administrative and corporate science activities that we do not allocate to our financial reporting units, under the caption "Corporate."

Products and Development Programs

Renal

        Renagel.    Renagel is a non-absorbed, calcium-free, metal-free phosphate binder used for the reduction of serum phosphorus in patients with end-stage renal disease on hemodialysis. Three formulations of the product have been approved by the FDA—the 403 mg. capsules were launched in the fourth quarter of 1998 and the 400 and 800 mg. tablets were launched in September 2000. Renagel was also approved for sale in Israel in 1999, the European Union in 2000, Brazil in 2001 and Japan in 2003. There are an estimated 320,000 end-stage renal disease patients in the United States, approximately 95% of whom receive a phosphate control product. There are also an estimated 250,000 end-stage renal disease patients in Europe, 60,000 in Brazil and 200,000 in Japan. We market Renagel tablets in the United States, the European Union and Brazil directly to nephrologists, renal dieticians and payors through a dedicated sales force. Chugai Pharmaceutical Co., Ltd. and its partner, Kirin Brewery Co., Ltd., which have rights to develop and market Renagel in Japan, China and other Pacific Rim countries, launched commercial sales in Japan during the second quarter of 2003. We ceased marketing the capsule formulation in 2004. Our results of operations are becoming increasingly dependent on sales of Renagel (including sales of bulk sevelamer), which totaled $281.7 million, or 18% of our consolidated product revenues, in 2003, $156.9 million, or 13% of our consolidated product revenues, in 2002, and $176.9 million, or 16% of our consolidated product revenues, in 2001.

        In October 2003, the National Kidney Foundation (NKF) published clinical practice guidelines related to bone metabolism and disease in patients with chronic kidney disease. These guidelines, which are part of the NKF's Kidney Disease Outcomes Quality Initiative (K/DOQI), include Renagel among first-line options for reducing phosphorus in hemodialysis. Elevated phosphorus levels are associated with increased morbidity and mortality. The guidelines also define a broader set of patients for whom calcium-based phosphate binders are not appropriate. Renagel is the only marketed phosphate binder available to patients on dialysis that does not contain either calcium or metal, is not absorbed into the bloodstream and does not accumulate in the body.

        We are conducting a 2,100-patient post-marketing study of Renagel to evaluate the ability of the product to improve patient morbidity and mortality. The trial compares Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We expect data from this trial to be available in mid-2005. Further studies we are conducting are directed to expanding the use of the product into larger populations, notably for patients who have chronic kidney disease but have not progressed to kidney failure.

Therapeutics

        Our Therapeutics segment currently has four therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on these four products and our largest late-stage clinical development program as of March 1, 2004.

Product	Indication	Status	Licensor/Collaborator
Cerezyme	Type 1 Gaucher disease; Type 3 Gaucher disease (Cerezyme/E.U. only)	Ceredase marketed since 1991; Cerezyme marketed since 1994; distributed in 80 countries	None
Fabrazyme	Fabry disease	Marketed in the E.U. since 2001, the U.S. since 2003 and Japan since 2004; available in 33 countries worldwide; post marketing phase 4 trial completed & patients enrolled in open label study	Mt. Sinai School of Medicine
Thyrogen	Adjunctive diagnostic agent in the follow-up of patients with well-differentiated thyroid cancer	Marketed in the U.S. since 1998 and the E.U. since 2001; approved in Puerto Rico in 1999, the E.U., Israel and Brazil in 2000, and Canada, Australia and Korea in 2001	National Institutes of Health; Sloan Kettering
Aldurazyme	MPS I	Approved in the U.S. and the E.U. in 2003; several post-marketing commitments on-going; approval applications submitted in Canada and Australia in 2003	BioMarin Pharmaceutical, Inc.
Myozyme	Pompe disease	Pivotal trial on-going	None

Additional details on our Therapeutic products and our largest development program are set forth below.

        Cerezyme (imiglucerase)/Ceredase (alglucerase).    Treatment with Cerezyme or Ceredase enzyme replacement therapy currently represents the only safe and effective enzyme replacement therapy available for Type 1 Gaucher disease, a lysosomal storage disorder. We began marketing Ceredase for the treatment of Type 1 Gaucher disease in the United States in 1991 and in the European Union in 1994. Because production of Ceredase was subject to supply constraints, we developed Cerezyme, a recombinant form of human beta glucocerebrosidase, the enzyme that is deficient in Gaucher patients. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into cells of one organism the genetic material of a different species. In the case of Cerezyme, Chinese hamster ovary, or CHO, cells are engineered to produce human beta glucocerebrosidase. We stopped producing Ceredase, except for small quantities, in 1998 after we converted substantially all of the patients who previously used Ceredase to Cerezyme. In 2003, the European Commission authorized an expanded indication for Cerezyme to include Type 3 Gaucher disease, the chronic, neuronopathic form of the disease.

        We market Cerezyme directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. We consider Cerezyme, like all of our therapies developed for LSDs, an ultra orphan drug, or one aimed at treating a patient population of less than 10,000 worldwide. Cerezyme is now used in approximately 80 countries to treat symptoms that include anemia, spleen and liver enlargement and bone deterioration. Our results of operations are highly dependent on sales of this product. Sales of Cerezyme and Ceredase totaled approximately $733.8 million, or 47% of our consolidated product revenues, in 2003, $619.2 million, or 52% of our consolidated product revenues, in 2002, and $569.9 million, or 51% of our consolidated product revenues, in 2001.

        Fabrazyme (agalsidase beta).    We have developed Fabrazyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is an LSD that is caused by a deficiency of the enzyme alpha-galactosidase A, which leads to the progressive accumulation of lipids within cells of the kidneys, heart, and other organs. It is estimated to affect 1 in 40,000 males worldwide. This ultra orphan drug received marketing approval in the European Union in 2001, in the United States in 2003 and in Japan in 2004. In the United States, we have agreed with the FDA on a number of post-marketing commitments, including the completion of a phase 4, multi-national, multi-center, double-blind placebo-controlled study we initiated in 2001. We have now launched Fabrazyme in 33 countries, and plan to continue product launches on a country-by-country basis as additional pricing and reimbursement approvals are obtained. Because kidney failure is associated with Fabry disease, Fabrazyme is sold by our existing LSD and renal sales forces.

        Thyrogen (thyrotropin alfa).    Thyrogen is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. We developed this product to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer. This helps patients avoid the debilitating effects of hypothyroidism, increasing the likelihood that they will present for follow-up and ultimately improve the likelihood of early detection of any recurrent disease. We began marketing Thyrogen in the United States in 1998, in Brazil in 2000 and in the European Union in 2001. In the United States, physicians order approximately 150,000 thyroglobulin tests and 30,000 radioiodine imaging whole body scans each year for thyroid cancer patients. Outside of the United States, Brazil has the highest incidence of thyroid cancer in the developed world. Brazilian physicians order approximately 28,000 thyroglobulin tests and 12,000 radioiodine imaging whole body scans each year for thyroid cancer patients. In Europe, physicians order approximately 110,000 thyroglobulin tests and 25,000 radioiodine imaging whole body scans each year for thyroid cancer patients. In September 2003, the European Commission authorized an extended indication for Thyrogen to include diagnostic testing for thyroid cancer using serum thyroglobulin with, or without, whole body scanning. Previously, the European label for Thyrogen required whole body scanning be part of the follow-up test used to determine any recurrence of thyroid cancer. Thyrogen, which is currently being used in 26 countries, is sold through distributors in the U.S. and by a direct sales force and through distributors in Europe and Brazil.

        We are currently pursuing additional indications for Thyrogen. We have completed a phase 2 trial to examine Thyrogen's use with radioiodine in post-thyroidectomy thyroid cancer ablation, and are conducting a phase 1 trial for the use of Thyrogen in patients with nontoxic multinodular goiter.

        Aldurazyme (laronidase).    We formed a joint venture with BioMarin Pharmaceutical, Inc. to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat an LSD known as mucopolysaccharidosis I, or MPS I. MPS I causes serious disabilities, pain and often death before adulthood. In 2003, the joint venture received marketing approval for Aldurazyme in both the United States and the European Union. We have started to market Aldurazyme directly to physicians in the United States through a sales force that specializes in providing enzyme replacement therapies for rare genetic diseases. European sales of Aldurazyme, which will be undertaken by our European sales and marketing teams, are being launched on a country-by-country basis as pricing and reimbursement approvals are obtained. The joint venture's applications for marketing approval are still pending in Australia, Canada, Israel and New Zealand.

        Myozyme (alglucosidase alfa).    We are developing a potential therapy for Pompe disease, which is a progressive and often fatal muscle disease resulting from an underlying LSD. Pompe disease ranges from a rapidly fatal infantile-onset form with severe cardiac involvement, to a more slowly progressive late-onset form primarily affecting skeletal muscle. There is currently no therapeutic treatment available for the disease. Myozyme currently represents our largest development program, with two clinical trials involving patients younger than three years of age with the infantile-onset form of Pompe disease currently underway. We anticipate submitting marketing applications for this ultra orphan drug in the European Union in late 2004 and in the United States in the first half of 2005, based on results from the two ongoing trials and from previous studies of enzyme replacement therapy for Pompe disease. We are making progress in increasing our supply of Myozyme and scaling up our manufacturing capacity. We intend to initiate studies involving older children and adults, and to create special access programs that will increase Myozyme's availability to patients who are in need and are unable to participate in our trials.

Transplant

        This business segment includes several marketed products, as well as product candidates in the clinical trial and research stages that we acquired through our acquisition of SangStat Medical Corporation in the third quarter of 2003.

        Thymoglobulin (anti-thymocyte globulin, rabbit).    Thymoglobulin is an immunosuppressive polyclonal antibody that suppresses certain types of immune cells responsible for acute organ rejection in transplant patients. In the United States, it is indicated for the treatment of acute rejection in patients with renal transplant. In the European Union, Thymoglobulin has a broader label and is indicated for induction and treatment in solid organ transplants. In several European and Asian countries, it also is indicated for the treatment of graft versus host disease and for the treatment of aplastic anemia. Thymoglobulin is sold through a direct sales force to transplant centers for end use by transplant surgeons and nephrologists. We are conducting, or are in the process of initiating, studies of Thymoglobulin in living donor renal transplantation, liver transplantation and bone marrow transplantation.

        Lymphoglobuline (anti-thymocyte-globuline, equine).    We market Lymphoglobuline, another immunosuppressive polyclonal antibody, in Japan, Latin America and the European Union for the

treatment of aplastic anemia and the prevention and treatment of graft rejection. This product is sold through our sales force in Europe and through distributors elsewhere.

Biosurgery

        Synvisc.    Synvisc is a hyaluronan-based biomaterial used to treat the pain associated with osteoarthritis of the knee and to improve mobility. An estimated 8 to 9 million of the approximately 14 million people in the United States with osteoarthritis of the knee may be candidates for treatment with Synvisc. Synvisc is approved in approximately 60 countries and is sold in more than 35 countries, both directly and through marketing and distribution agreements with several companies, including Wyeth in the United States and parts of Europe and Novartis Pharma AG in Latin America. In the third quarter of 2003, we filed for approval to market Synvisc in Japan to treat pain associated with osteoarthritis in the knee.

        Our current plans for Synvisc include expanding its indications to joints beyond the knee. In 2002, we received European authorization to market Synvisc for treating osteoarthritis-induced pain in the hip. We are currently enrolling patients in a pivotal clinical trial in the United States for Synvisc in the hip, and in the European Union for use of Synvisc in the ankle. We anticipate enrolling patients in a clinical trial in the European Union for use of Synvisc in the shoulder in the first half of 2004. We are also continuing preclinical development of a next-generation product.

        Sepra Products.    The Sepra family of products are aimed primarily at preventing adhesions (internal scar tissue) following surgery. These products are based on hyaluronic acid, which is a substance that is naturally created in the body to lubricate and protect tissue. We sell the Sepra products in the United States and the European Union primarily through our own sales force, and in Japan and the rest of the world primarily through distributors.

        Seprafilm, the largest by sales volume of the Sepra family of biomaterials, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. There are approximately 1,500,000 applicable abdominal and pelvic procedures performed annually in the United States. In 2004, we plan to file for marketing approval in the European Union of a new version of this product for small incision procedures.

Diagnostics/Genetics

        Diagnostic Products.    We develop, market and distribute in vitro diagnostic products with an emphasis on point of care products for the in-hospital and out-of-hospital rapid test segment, and clinical chemistry reagents and raw materials focused on the clinical laboratory. Sales in Europe and the United States are made primarily to diagnostic reagent and equipment manufacturers who, in turn, distribute the products under their own brand. In Japan, sales are primarily made to distributors. We also maintain a manufacturing, research and development and sales subsidiary in Germany that sells diagnostic products directly to hospital laboratories.

        Genetic Services.    We develop and provide high quality, sophisticated genetic diagnostic services in the United States and Japan. We offer several types of genetic diagnostic services—the most significant are cytogenetic testing, biochemical testing, and molecular genetic (DNA) testing. These services are promoted through a direct sales force in the United States, with testing provided by our clinical laboratories located throughout the United States. We service the Japanese market through a direct sales force and distributors, with testing services provided primarily by our clinical laboratory in Santa Fe, New Mexico. We employ over 120 board-certified genetics professionals who interpret results and provide genetic counseling and support services to medical practitioners and their patients.

Competition

        We are engaged in segments of the human healthcare products industry that are extremely competitive. Our competitors in the United States and elsewhere are numerous and include major pharmaceutical and biotechnology companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing and production capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products that are more effective than any that we have or may develop and may also prove to be more successful than we are in producing and marketing products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical. Each of our products and services faces different competitive challenges, and we have described many of them below.

Renal

        Phosphate binders, such as Renagel, are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. PhosLo®, a prescription calcium acetate preparation marketed by Nabi Biopharmaceuticals, is currently the only other product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. The doses necessary for calcium acetate and calcium carbonate, the most commonly used agents, to achieve adequate reductions in phosphate absorption can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia and evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dementia. We are aware of several potential treatments under development for hyperphosphatemia in end stage renal disease. Shire Pharmaceuticals Group plc has filed for marketing approval of Fosrenol® in the United States, the European Union and Canada, and has received an approvable letter from the FDA.

Therapeutics

        Cerezyme and Ceredase.    We are aware of one marketed product as well as development efforts aimed at treating Gaucher disease. Zavesca®, CellTech Group plc's small molecule oral therapy, has been approved in the United States, the European Union and Israel for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefits with few side effects, so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme. In addition, Transkaryotic Therapies Inc. (TKT) has announced that it plans to initiate clinical trials in the second quarter of 2004 for its gene-activated glucocerebrosidase (GA-GSB) program. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches. We believe that our proprietary production techniques give us a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. In addition, gene therapy approaches are still in experimental stages. We believe that the principal factors that will affect competition for Cerezyme and Ceredase enzymes will be clinical effectiveness and absence of adverse side effects.

        Fabrazyme.    Replagal®, TKT's enzyme replacement therapy for Fabry disease, competes with Fabrazyme. Replagal has received marketing approval in 27 countries, including the European Union and Canada. TKT has publicly announced that it has abandoned its efforts to obtain marketing approval in the United States. We are also aware of one other company that is in preclinical development of a treatment for Fabry disease.

        Other Lysosomal Storage Disorders.    We are aware of other companies and institutions that are researching and developing enzyme replacement therapies, small molecules and gene therapies for LSDs. These include products for Pompe disease, MPS I and other LSDs that we and our collaborative partners are currently pursuing.

Transplant

        Thymoglobulin.    Several companies market products used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis AG's Simulect®, the Roche Group's Zenapax® and Ortho Biotech's Orthoclone OKT®3.

Diagnostics/Genetics

        Diagnostic Products.    We act as a primary supplier of enzymes and substrates, and generally do not compete with our customers in the sale of complete diagnostic kits. The market in the diagnostic products industry is mature and competition is based on service, quality, technical support, price, reliability of supply and the purity and specific activity of products. In the rapid test arena at the point of care, there are several competitors, among them Acon Laboratories, Inc., Inverness Medical Innovations, Inc., Becton Dickenson & Co., Beckman Coulter, Inc. and Quidel Corp. Market success is largely dependant on sales and technical support, product differentiation, breadth of menu, quality and price. We compete effectively based on support, our distribution mechanism where we focus on private label offerings, quality and an expanding product line.

        Genetic Services.    The United States market for genetic and complex testing is divided among more than 500 laboratories. In addition, many hospitals provide some or all of these services through in-house laboratories. We believe the industry as a whole is fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues. Competitive factors in the genetic diagnostic services business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports. Our ability to develop and introduce new testing services, our experienced sales force, and the high quality of our testing and consulting services, have played significant roles in the growth of our genetic diagnostic services business.

Biosurgery

        Synvisc.    Current competition for Synvisc includes Hylagan®, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Synthelabo, Orthovisc®, produced and marketed outside of the United States by Anika Therapeutics, Inc. and marketed in the United States by Ortho Biotech, and Artz®, a product manufactured by Seikagaku Kogyo that is sold in Japan by Kaken Pharmaceutical Co. and in the United States by Smith & Nephew Orthopaedics under the name Supartz®. Two other potential competitive products which have received European marketing authorization and are in the process of seeking approval in the United States are Durolane®, manufactured by Q-Med AB, and Arthrease®, owned and manufactured by Savient Pharmaceuticals, Inc. Durolane and Arthrease are produced by bacterial fermentation, as opposed to Synvisc, which is derived from rooster combs. Further, the treatment protocol for Durolane is a single injection, as compared to Synvisc's three injection regimen. Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products if they are approved and launched in the United States in competition with Synvisc. We are aware of various other viscosupplementation products on the market or in development, but are unaware of any other products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc.

        Sepra Products.    The Sepra products face competition from other products based on hyaluronic acid as well as from other products and changes in surgical techniques. We believe that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product efficacy and safety.

        Seprafilm does not have significant direct competition in the abdominal surgery field. Gynecare markets Interceed®, an anti-adhesion barrier that may have properties similar to the Seprafilm product, but is indicated only for selected gynecological indications. Interceed has been shown to lose its anti-adhesion properties in the presence of blood. Life Medical Sciences, Inc. is developing REPEL™ for gynecologic surgery and REPEL-CV™ for cardiovascular surgery. These adhesion barrier membranes are in early clinical trials. Confluent Surgical, Inc.'s Spraygel™ is approved for sale in Europe and other countries. FzioMed, Inc. has initiated pivotal trials for two Oxiplex® anti-adhesion products for use following pelvic and spinal surgery.

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our segments. Patents owned by us that we consider material include the following:

Renal

        Renagel is protected by U.S. Patent Nos. 5,667,775, which expire on September 16, 2014; 5,496,545 and 6,509,013 which expire August 11, 2013; and corresponding international counterparts.

Therapeutics

        Cerezyme is protected by U.S. Patent Nos. 5,236,838 which expires August 17, 2010; 5,549,892 which expires August 27, 2013; 6,451,600 which expires September 17, 2019; and corresponding international counterparts. Myozyme is protected by U.S. Patent No. 6,118,045 which expires July 31, 2016; and corresponding international counterparts.

Biosurgery

        Synvisc is protected by U.S. Patent Nos. 4,713,448 and 5,099,013 which expire March 12, 2005; 5,143,724 which expires July 9, 2010; 5,399,351 which expires March 21, 2012; and corresponding international counterparts. Seprafilm is protected by U.S. Patent Nos. 5,017,229 which expires May 21, 2008; 5,527,893 which expires June 18, 2013; 6,235,726 which expires September 18, 2007; and corresponding international counterparts.

Diagnostics/Genetics

        Diagnostic dipstick products are protected by U.S. Patent Nos. 5,712,172 which expires April 18, 2015; 6,194,221 which expires November 3, 2017; and corresponding international counterparts.

        Genetic testing services, e.g. for Cystic Fibrosis, are protected by U.S. Patent Nos. 5,585,330 and 5,834,181 which expire July 28, 2014; 5,849,483 which expires December 15, 2015; 5,882,856 which expires March 16, 2016; 6,207,372 which expires June 6, 2016; and corresponding international counterparts.

        In addition, a portion of our proprietary position is based upon patents that we have licensed from others either through collaboration or traditional license agreements, including patents relating to:

  •
  Fabrazyme;

  •
  Thyrogen;

  •
  Aldurazyme;

  •
  Myozyme; and

  •
  genetic testing.

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

        Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties under the subheading "Factors Affecting Future Operating Results" in "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" in the 2003 Genzyme Corporation Annual Report. We encourage you to read that discussion, which we are incorporating into this section by reference.

        Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it's registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Aldurazyme®, Renagel®, Thymoglobulin®, Lymphoglobuline®, Contrast®, N-geneous®, GlyPro®, InSight®, AFP3®, AFP4®, Synvisc®, Carticel®, Seprafilm®, Sepragel®, Hylaform®, Hylashield® and Epicel®, together with our trademarks, Cholestagel™, Myozyme™, CF87™, Sepra™, Sepramesh™, Seprapack™, Hylashield Nite™, SAGE™, LongSAGE™ and SPHERE™, in the aggregate, to be of material importance to our business.

Government Regulation

        Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and commercialization of our products and services.

FDA Regulation

        We expect that most of our products and services will require approval from the FDA and corresponding agencies in other countries before they can be marketed. In the United States, we market products that the FDA classifies as either "drugs," "biologics," or "devices." The activities required before drugs or biologics may be marketed in the United States include:

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

As part of product approval, the manufacturer of the product must undergo a pre-approval Good Manufacturing Practices inspection (for a drug or biologic) from the FDA. Since any approval granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location necessitates additional FDA review and approval.

        Products that are classified as devices also require some form of FDA approval prior to marketing. Devices are classified as Class I, II or III, depending upon the information available to assure their safety and effectiveness. In general, Class I and Class II devices are devices whose safety and effectiveness can reasonably be assured through general or specific controls, respectively. Class III devices are life sustaining, life supporting, are of substantial importance in preventing impairment to health or pose an unreasonable risk of adverse effect. They are implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices. The steps required for approval of a Class III device include:

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

        The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, we could be required to conduct further studies to provide additional data on safety or, should the company desire, to gain approval for the use of a product as a treatment for additional clinical indications. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could limit uses, or in the most serious cases, result in a market withdrawal of the product or expose us to product liability claims.

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

        Our initial focus for obtaining marketing approval outside the United States is typically the European Union. European Union Regulations and Directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. For medicinal products, marketing approval may be sought using either the centralized procedure of the European Agency for the Evaluation of Medicinal Products, or EMEA, or the decentralized, mutual recognition process. The centralized procedure, which is mandatory for biotechnology derived products, results in a recommendation in all member states, while the European Union mutual recognition process involves country by country approval. European Union regulations for products classified as medical devices have been implemented. Devices, such as our Sepra products, must receive market approval through a centralized procedure, in which the device receives a CE Mark allowing distribution to all member states of the European Union. The CE mark certification requires us to receive International Standards Organization certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received a product dossier is reviewed which attests to the product's compliance with European Union directive 93/42/EEC for medical devices. Only after this point is a CE Mark granted.

Other Government Regulation

        Good Manufacturing Practices.    All facilities and manufacturing techniques used for the manufacture of Genzyme's products must comply with applicable FDA regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

        Orphan Drug Act.    The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to or different from another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period. Legislation periodically has been introduced in recent years to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to allow marketing rights to simultaneous developers of a drug. We cannot be sure whether the Orphan Drug Act will be amended or, if amended, what effect the changes would have on us. We believe that the commercial success of our orphan drug products will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

        Similar legislation has been enacted in other countries outside of the United States, including the European Union where the orphan legislation covers conditions affecting fewer than five out of 10,000 persons, and the market exclusivity granted is for ten years. The European Union orphan regulation provides that the period of market exclusivity can be reduced to six years, if at the end of the fifth year, it is established on a basis of available evidence, that the product is sufficiently profitable not to justify maintenance of market exclusivity.

        Regulation of Diagnostic Services.    The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the United States Department of Health and Human Services. Regulations promulgated under the act affect our genetics laboratories. The Secretary of Health and Human Services Advisory Committee on Genetic Testing recently published recommendations for increased oversight by the Centers for Disease Control and Prevention and the FDA for all genetic testing. This oversight will be similar to that of the current non-genetic diagnostic products.

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

Sales, Marketing and Product Pricing

        We are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Genzyme seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions, and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our practices might be challenged under anti-kickback or related laws.

        False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

        Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of these laws may result in criminal and/or civil sanctions, including fines and civil monetary penalties, as well as possible exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege that we violate these laws, there could be a material adverse effect on Genzyme, including our stock price. Federal and state authorities are paying increased attention to the pharmaceutical industry in enforcement of these laws.

        We participate in the Medicaid rebate program. Participation in this program has included extending comparable discounts under the Public Health Service (PHS) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of drug product that is reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (AMP) of that product, or if it is greater, the difference between AMP and the best price available from Genzyme to any customer. The rebate amount also includes an inflation adjustment if AMP increases greater than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products.

        The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $10,000 for each claim containing false information.

Employees

        As of December 31, 2003, we (together with all of our consolidated subsidiaries) had 5,625 employees. We consider our employee relations to be excellent.

Financial Information Regarding Segment Reporting

        We have provided the information required by Item 101(b) of Regulation S-K in Note S., "Segment Information," to our Consolidated Financial Statements in the 2003 Genzyme Corporation Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

        We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, "Financial Statements and Supplementary Data," and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and in Note K., "Investments in Marketable Securities and Strategic Equity Investments" to our Consolidated Financial Statements in the 2003 Genzyme Corporation Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

        We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2003 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note S., "Segment Information," to our Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

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

ITEM 1A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following people are our current executive officers:

Name	Age	Title
Henri A. Termeer	58	Chairman of the Board of Directors; President and Chief Executive Officer
Earl M. Collier, Jr.	56	Executive Vice President, Cardiovascular and Oncology
Zoltan A. Csimma	62	Senior Vice President, Human Resources
Georges Gemayel	43	Executive Vice President, Therapeutics, Renal and Transplant
Richard A. Moscicki, M.D.	52	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D.	58	Chief Scientific Officer; Senior Vice President, Research
G. Jan van Heek	54	Executive Vice President, Genetics, Pharmaceuticals, Biosurgery & Operations
Peter Wirth	53	Chief Legal Officer; Executive Vice President, Legal, Corporate Development and Drug Discovery & Development; Clerk
Michael S. Wyzga	49	Chief Financial and Accounting Officer; Executive Vice President, Finance

        Mr. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board of Directors since May 1988. For ten years prior to joining us, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc., and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

        Mr. Collier has served as Executive Vice President since July 1997 and since August 2003 has responsibility for our Oncology and Cardiovascular businesses. He joined us in January 1997 as Senior Vice President, Health Systems, and served as Executive Vice President, Surgical Products and Health Systems from July 1997 until June 1999. He served as President of Genzyme Surgical Products from June 1999 until December 2000. Mr. Collier was also responsible for Genzyme Tissue Repair from December 1999 to December 2000. From December 2000 until August 2003 Mr. Collier served as President of Genzyme Biosurgery. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981. Mr. Collier is a director of Covalent Group, Inc., a contract research organization which provides independent clinical trial and product development services to the pharmaceutical, biotechnology and medical devices industries.

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

        Dr. Gemayel joined us in August 2003 as Executive Vice President with responsibility for our Renal, Therapeutics and Transplant business units. For sixteen years prior to joining us, Dr. Gemayel worked for Hoffmann-LaRoche, a leading healthcare company, where he served most recently from July 2000 until August 2003 as vice president of the United States Specialty Care unit, and from January 1998 until July 2000 as general manager of Hoffmann-LaRoche Portugal.

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

        Dr. Smith joined us in August 1989 as Senior Vice President, Research and became Chief Scientific Officer in September 1996. Prior to joining us, he served as Vice President—Scientific Director of Integrated Genetics, Inc., from November 1984 until its acquisition by us in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England and from 1972 to October 1980, he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England.

        Mr. van Heek joined us in September 1991 as General Manager of our wholly-owned subsidiary, Genzyme, B.V., and became a corporate Vice President and President of our therapeutics business unit in December 1993. From September 1996 through July 1997, he served as Group Senior Vice President, Therapeutics and from July 1997 through December 1999 served as Executive Vice President, Therapeutics and Genzyme Tissue Repair. From January 2000 until August 2003 he served as Executive Vice President, Therapeutics and Genetics, with responsibility for our therapeutics and genetics business units and international operations. Since August 2003 he has responsibility for our Biosurgery, Genetics and Pharmaceuticals business units and global manufacturing of all of our therapeutic and biosurgery products. Effective April 1, 2004, Mr. van Heek has resigned his full-time position and will work part-time as an advisor to our Chief Executive Officer. Prior to joining us,

Mr. van Heek was Vice President/General Manager of the Fenwal Division of Baxter Healthcare Corporation.

        Mr. Wirth joined us in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996, with responsibility for Genzyme's corporate development and legal activities. Since 2001, Mr. Wirth has had responsibility for our drug discovery and development business. In addition, from September 1996 until June 2003 Mr. Wirth was responsible for our Molecular Oncology business. Mr. Wirth was a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP. Mr. Wirth is also a director of EPIX Medical, Inc., a developer of contrast agents for magnetic resonance imaging.

        Mr. Wyzga has served as Executive Vice President, Finance since May 2003, as Chief Accounting Officer since January 1999 and as Chief Financial Officer since July 1999. He joined us in February 1998 as Vice President and Corporate Controller. From January 1999 until July 1999 he served as Senior Vice President, Corporate Controller and he served as Senior Vice President, Finance from July 1999 until May 2003. Prior to joining us, from February 1997 to February 1998 Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company, and from 1991 to 1997 held various senior management positions with CACHELINK Corporation and Lotus Development Corporation.

ITEM 2.    PROPERTIES

        Our operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities that are located principally in:

  •
  the United States;

  •
  the United Kingdom;

  •
  Ireland;

  •
  The Netherlands;

  •
  Belgium;

  •
  France;

  •
  Canada;

  •
  Switzerland; and

  •
  Germany.

        We lease all of our properties except for certain properties in:

  •
  Geel, Belgium;

  •
  Haverhill and Maidstone, England;

  •
  Boston, Massachusetts;

  •
  Fall River, Massachusetts;

  •
  Framingham, Massachusetts;

  •
  Ridgefield, New Jersey;

  •
  Santa Fe, New Mexico; and

  •
  Waterford, Ireland (land subject to 999 year leasehold).

        Our principal manufacturing facilities are used for the large-scale production of therapeutic proteins and enzymes, including Cerezyme, Fabrazyme, and Thyrogen, renal products and immunosuppressive agents, including Renagel, Cholestagel, Thymoglobulin and Lymphoglobuline, biomaterials, including Synvisc and Sepra, cell processing services, including Carticel and Epicel, genetic testing services, and diagnostic test kits and reagents.

        Our administrative activities are concentrated at facilities we have leased in Cambridge and Framingham, Massachusetts; Naarden, the Netherlands; and Tokyo, Japan. Our sales and marketing activities are principally located in Cambridge, Massachusetts and in sales offices located in major cities throughout the world. We conduct our research and development activities primarily at our laboratory facilities in the United States. We expect to open a new research and development facility in the United Kingdom in 2004. Leases for our facilities contain typical commercial lease provisions, including renewal options, rent escalators and tenant responsibility for operating expenses. We believe that we have or are in the process of developing or acquiring adequate manufacturing capacity to support our requirements for the next several years.

Renal

        We manufacture the majority of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel, at our facilities in Haverhill, England. In 2003, we expanded this facility to increase its capacity for producing sevelamer hydrochloride. In 2003, we also constructed a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel. Our Haverhill and Waterford manufacturing facilities are operational, and in 2003 received all required European and U.S. approvals.

Therapeutics

        We manufacture Cerezyme and Fabrazyme at our multi-product manufacturing facility in Allston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 65-year lease, which expires in May 2057. We manufacture Thyrogen and Fabrazyme in our small-scale manufacturing facility in Framingham, Massachusetts and final drug product at our Allston facility.

        At our Waterford, Ireland facility, we are installing new fill and finish capabilities for therapeutic proteins. We anticipate these improvements will be completed and operational in 2005.

Transplant

        As a result of our acquisition of SangStat Medical Corporation in September 2003, we lease and operate a manufacturing facility in Lyon, France. At this site we manufacture Thymoglobulin and Lymphoglobuline, and maintain administrative offices.

Biosurgery

        We produce Synvisc and other hyaluronan-based products in a manufacturing facility located in Ridgefield, New Jersey. We produce Seprafilm at commercial scale in our manufacturing facility in Framingham, Massachusetts.

Diagnostics/Genetics

        Our diagnostic test kits and reagents are produced in manufacturing facilities in San Diego, California, Cambridge, Massachusetts and Russelsheim, Germany.

        We produce diagnostic enzymes and other fermentation products in a multi-purpose fermentation and purification facility in Maidstone, England. We conduct research and development and support sales and marketing efforts at our facility in West Malling, England.

        Our genetic testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Santa Fe, New Mexico and lease in Westborough, Massachusetts; Yonkers, New York; Tampa, Florida; Orange, California; Philadelphia, Pennsylvania; and Atlanta, Georgia.

ITEM 3.    LEGAL PROCEEDINGS

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint for failure to state a claim on November 12, 2003. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and plan to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading (OFT) in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal (Tribunal). On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of three percent (3%) per unit during the appeal process.

        The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we have recorded a liability of approximately $11 million in our 2003 financial statements. We are considering whether to appeal the Tribunal's judgment.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC, Inc. and Abbott Laboratories, Inc., against Columbia University seeking a declaration that Columbia's UP Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the United States Patent and Trademark Office, or USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. In the event we were to lose the lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third-party royalty offsets available as provided for in our license agreement with Columbia. Columbia University has filed a motion to consolidate this case, with three other similar cases filed against it, into one case to be handled by the Judicial Panel on Multidistrict Litigation (MDL) process. A hearing on the MDL process is expected in the first quarter of 2004.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al., (Case No. RG 03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of the suit, including attorneys' fees. The plaintiff filed an amended complaint on November 2003. A hearing on the amended complaint and a case management conference are scheduled for March 2004.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Through June 30, 2003, we had three series of common stock, Genzyme General Stock, Biosurgery Stock, and Molecular Oncology Stock. These stocks were intended to reflect the value and track the performance of our Genzyme General, Genzyme Biosurgery and Genzyme Molecular Oncology divisions. Through June 30, 2003, all three stocks were traded on the over-the-counter market and prices were quoted on The NASDAQ® National Market system under the symbols "GENZ," "GZBX" and "GZMO."

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

        As of March 1, 2004, there were 3,173 stockholders of record of Genzyme General Stock.

        The following table sets forth, for the periods indicated, the high and low sale price for each series of Genzyme stock as reported by Nasdaq.

	High	Low
Genzyme General Stock
2003
First Quarter	$37.90	$28.45
Second Quarter	49.71	33.15
Third Quarter	52.43	40.26
Fourth Quarter	52.45	41.53
2002
First Quarter	$58.55	$38.70
Second Quarter	44.20	17.75
Third Quarter	25.83	15.64
Fourth Quarter	36.55	19.90
Biosurgery Stock
2003
First Quarter	$2.65	$1.13
Second Quarter	5.35	1.07
2002
First Quarter	$7.20	$5.21
Second Quarter	6.84	2.75
Third Quarter	4.72	1.75
Fourth Quarter	3.20	1.79

Molecular Oncology Stock
2003
First Quarter	$2.78	$1.06
Second Quarter	2.83	1.35
2002
First Quarter	$9.00	$5.70
Second Quarter	5.99	1.80
Third Quarter	2.72	0.77
Fourth Quarter	2.91	0.75

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

        On December 9, 2003, we sold $690.0 million aggregate principal amount of 1.25% convertible senior notes due December 1, 2023 to UBS Securities LLC, Credit Suisse First Boston LLC and Lehman Brothers Inc (collectively, the "Initial Purchasers") for proceeds, net of the Initial Purchasers' discount, of $674.5 million. Of that amount, $90.0 million aggregate principal amount of the Notes represented notes issued and sold pursuant to the Initial Purchasers' exercise in full of their 30-day option to purchase such notes at 97.75% of their principal amount. The notes were sold to the Initial Purchasers in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

        The notes are convertible into shares of Genzyme General Stock at an initial conversion rate, subject to adjustment, of 14.0366 shares per $1,000 principal amount of notes (representing an initial conversion price of approximately $71.24 per share) in the following circumstances:

  •
  if the closing sale price of the Genzyme General Stock for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the trading day immediately preceding the day the notes are surrendered for conversion exceeds 120% of the conversion price in effect on that 30th trading day;

  •
  during the five consecutive trading day period immediately following any 10 consecutive trading day period (the "Note Measurement Period"), if the trading price per $1,000 principal amount of notes on each trading day during the Note Measurement Period was less than 95% of the conversion value of the notes on such trading day, unless the notes are surrendered after December 1, 2018 and the closing sale price of the Genzyme General Stock on the trading day immediately preceding the day the notes are surrendered is greater than 100% but equal to or less than 120% of the conversion price then in effect;

  •
  if specified corporate transactions have occurred, as provided in the Indenture and terms of the note; or

  •
  if we redeem the notes. We have the right to redeem the notes for cash, in whole or in part, at our sole option on and after December 1, 2008.

        Furthermore, on each of December 1, 2008, December 1, 2013 and December 1, 2018, holders of the notes may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. We will pay the purchase price, solely at our option, in cash, shares of Genzyme General Stock or a combination of cash and shares of Genzyme General Stock, provided that we will pay any accrued and unpaid interest in cash. The shares of Genzyme General Stock will be valued at 100% of the average closing sale price of Genzyme General Stock for the 10 trading days immediately preceding, and including, the third business day immediately preceding the purchase date. Holders of the notes may also require us to repurchase all or a portion of their notes for cash upon a repurchase event, as provided for in the Indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased.

        We issued the notes pursuant to an Indenture dated December 9, 2003 between us and U.S. Bank National Association, as Trustee. We have granted to the holders of the notes certain rights to require us to register the resale of the notes pursuant to a Registration Rights Agreement dated December 9, 2003. The foregoing description of the notes and the Indenture are qualified in their entirety by reference to the full terms and provisions of those instruments set forth in the form of note and in the Indenture, and the foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full terms and provisions of that agreement set forth in the Registration Rights Agreement.

        We incorporate information regarding securities authorized for issuance under our equity compensation plans into this section by reference to the section entitled "Equity Plans" in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from the 2003 Genzyme Corporation Annual Report under the heading "Genzyme Corporation—Consolidated Selected Financial Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from the 2003 Genzyme Corporation Annual Report under the headings "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate our Quantitative and Qualitative Disclosures About Market Risk by reference into this section from the section entitled "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Recent Accounting Pronouncements," "—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk," and "—Equity Price Risk" included in Exhibit 13.1 to this Annual Report on Form 10-K, which is included in the 2003 Genzyme Corporation Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from the Consolidated Financial Statements of Genzyme Corporation and Subsidiaries and notes thereto included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9A.    CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of December 31, 2003 and (2) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We have adopted a Corporate Code of Conduct, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer and accounting officer, and controller. A copy is available to you, free of charge, upon written request to the legal department at our corporate offices located at Genzyme Center, 500 Kendall Street, Cambridge, Massachusetts 02142. We intend to make all required disclosures concerning amendments to, or waivers from, this code on the governance page of our website, www.genzyme.com. Information contained on our website is not part of this document or the documents incorporated by reference into this document.

        We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 1A of this Annual Report on Form 10-K and the sections entitled "Election of Directors," "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors," "Director Compensation" and "Executive Compensation" in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the sections entitled "Stock Ownership" and "Equity Plans" in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Relationships and Related Transactions" in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate information regarding our audit committee's pre-approval policies and procedures and the fees paid to our auditors from the section entitled "Independent Accountants" in the proxy statement for our 2004 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from the 2003 Genzyme Corporation Annual Report:

*
References are to page numbers in the 2003 Genzyme Corporation Annual Report. The financial statements (and related notes) are incorporated by reference from the 2003 Genzyme Corporation Annual Report included in Exhibit 13.1 to this Annual Report on Form 10-K.

(a)(2). FINANCIAL STATEMENT SCHEDULES

        The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of this Annual Report on Form 10-K and is incorporated into this section by reference:

Page*
Schedule II—Valuation and Qualifying Accounts	F-145

*
References are to page numbers in the 2003 Genzyme Corporation Annual Report. The financial statements (and related notes) are incorporated by reference from the 2003 Genzyme Corporation Annual Report included in Exhibit 13.1 to this Annual Report on Form 10-K.

        All other schedules are omitted as the information required is inapplicable or the information is presented in the Genzyme Corporation and Subsidiaries' Consolidated Financial Statements or notes thereto.

(a)(3). EXHIBITS

        The exhibits are listed below under Part IV, Item 15(c) of this Annual Report on Form 10-K.

(b). REPORTS ON FORM 8-K

        On October 15, 2003, we furnished a Current Report on Form 8-K, dated as of October 15, 2003, to announce our anticipated results of operations for the three month period ended September 30, 2003.

        On December 3, 2003, we filed one and furnished one Current Report on Form 8-K, each dated as of December 3, 2003. The first was filed to conform the presentation of our reportable segments in the notes to our audited consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, to our new segment presentation, which was revised effective July 1, 2003. The second was furnished to announce our intention to issue approximately $600 million of convertible senior notes.

        On December 4, 2003, we furnished a Current Report on Form 8-K, dated as of December 4, 2003, to announce the pricing of a potential issuance of convertible notes.

        On December 10, 2003, we filed a Current Report on Form 8-K, dated as of December 9, 2003, to announce a private placement of $690.0 million aggregate principal amount of our 1.25% Convertible Senior Notes Due 2023 to UBS Securities LLC, Credit Suisse First Boston LLC, and Lehman Brothers Inc. for net proceeds of approximately $674 million.

(c). EXHIBITS

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3 to Genzyme's Form 8-K filed on June 6, 2001.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.2 to Genzyme's Form 10-Q for the quarter ended September 30, 1999.
*4.1	Third Amended and Restated Renewed Rights Agreement dated as of June 30, 2003 between Genzyme and American Stock Transfer & Trust Company. Filed as Exhibit 3 to Amendment No. 2 to Genzyme's Registration Statement on Form 8-A filed on July 1, 2003.

*4.2	Indenture, dated as of May 8, 2001, between Genzyme and State Street Bank and Trust Company, as Trustee, including the Form of debenture. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed on May 11, 2001.
*4.3	Securities Purchase Agreement, dated as of April 17, 2001 and amended on September 26, 2001, by and among Novazyme Pharmaceuticals, Inc. and several purchasers. Filed as Exhibit 4.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*4.4	Indenture, dated December 9, 2003, between Genzyme and U.S. Bank National Association. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed December 10, 2003.
*4.5	Registration Rights Agreement, dated December 9, 2003, between Genzyme and UBS Securities LLC on behalf of itself and several other Initial Purchasers. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed December 10, 2003.
*10.1	Lease, dated April 30, 1990, for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. ("BioSurface") and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1 (File No. 33-55874).
10.1.1	Amendment to Lease, dated September 11, 1995, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed herewith.
10.1.2	Second Amendment to Lease, dated March 1, 1996, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed herewith.
10.1.3	Letter Amendment, dated December 30, 1999, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed herewith.
10.1.4	Fourth Amendment to Lease, dated March 23, 2001, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed herewith.
*10.2	Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.3	Lease, dated October 21, 1998, between First Security Bank, N.A. and GelTex Pharmaceuticals, Inc. Filed as Exhibit 10.2 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
10.3.1	First Amendment to Lease, dated March 1, 1999, to Lease dated as of October 21, 1998, by and between First Security Bank, N.A. and GelTex. Filed herewith.
10.3.2	Second Amendment to Lease, dated December 31, 2000, to Lease dated as of October 21, 1998, by and between First Security Bank, N.A. and GelTex. Filed herewith.
10.3.3	Third Amendment to Lease, dated January 14, 2004, to Lease dated as of October 21, 1998, by and between Wells Fargo Bank Northwest, N.A. (formerly known as First Security Bank, N.A.) and Genzyme. Filed herewith.
10.4	Commercial Lease, dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. for Building C5 located at Marcy L'Etoile, Lyon, France. Filed herewith.
10.4.1	Amendment to Commercial Lease, dated September 30, 2000, to the Lease dated December 24, 1998, by and between Aventis Pasteur SA and Imtix SangStat S.A.S. Filed herewith.
*10.5	Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2000.**

*10.6	Underlease for Block 13 building at Kings Hill Business Park West Malling Kent among Rouse and Associates Block 13 Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on February 28, 1992.
*10.7	Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 & 324IF County Waterford) by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.8	Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.9	Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.10	Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.11	Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.12	Agency Agreement, dated October 21, 1998, between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.1 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.13	Partnership Purchase Agreement, dated as of November 20, 2000, between Genzyme, Genzyme Development Corporation II, Genzyme Development Partners, L.P. ("GDP") and each Class A Limited Partner of GDP. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 2000.
*10.14	Agreement and Plan of Merger, dated as of August 6, 2001, among Genzyme, Rodeo Merger Corp. and Novazyme Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's Form 8-K filed on August 22, 2001.
*10.15	1997 Equity Incentive Plan, as amended. Filed as Exhibit 10.20 to Genzyme's Form 10-K for 2002.
*10.16	1998 Director Stock Option Plan, as amended. Filed as Exhibit 10.28 to Genzyme's Form 10-K for 2000.
*10.17	2001 Equity Incentive Plan. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2001.
*10.18	1999 Employee Stock Purchase Plan. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 1999.
*10.19	1996 Directors' Deferred Compensation Plan. Filed as Exhibit 99.1 to Genzyme's Form S-8 dated August 8, 1997 (File No. 333-33251).

*10.20	Executive Employment Agreement, dated as of January 1, 1990, between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.21	Executive Employment Agreement, dated as of January 1, 1996, between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.
*10.22	Form of Indemnification Agreement between Genzyme and certain senior executives. Filed as Exhibit 10.34 to Genzyme's Form 10-K for 1990. Current schedule identifying the executives filed herewith.
*10.23	Form of Severance Agreement between Genzyme and certain senior executives. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2002. Current schedule identifying the executives filed herewith.
*10.24	License Agreement, dated December 26, 1994, between GelTex and Chugai Pharmaceutical Co., Ltd. Filed as Exhibit 10.14 to GelTex's Registration Statement on Form S-1 (File No. 33-97322).**
*10.25	United States Licensing Agreement, dated February 7, 1997, between Biomatrix and American Home Products Corporation ("AHP"). Filed as Exhibit 10.1 to the Biomatrix's Form 10-Q for the quarter ended March 31, 1997. File No. (33-91066).**
*10.26	International Licensing Agreement, dated February 7, 1997, between Biomatrix and AHP, as amended. Filed as Exhibit 10.45 to Genzyme's Form 10-K for 2001.**
*10.27	Supply Agreement, dated February 7, 1997, between Biomatrix and AHP, as amended. Filed as Exhibit 10.46 to Genzyme's Form 10-K for 2001.**
*10.28	Trademark License Agreement, dated February 7, 1997, between Biomatrix and AHP, as amended. Filed as Exhibit 10.47 to Genzyme's Form 10-K for 2001.**
*10.29	License Agreement, dated as of June 9, 1997, between GelTex and Nitto Boseki Co., Ltd. Filed as Exhibit 10.21 to GelTex's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-26872).**
*10.30	Collaboration Agreement, dated September 4, 1998, among Genzyme, BioMarin Pharmaceutical, Inc. ("BioMarin") and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).**
*10.31	Supply Agreement, dated as of November 9, 1999, by and between Salsbury Chemicals, Inc. and GelTex. Filed as Exhibit 10.32 to GelTex's Form 10-K for 1999 (File No. 0-26872).**
*10.32	Collaboration Agreement, dated December 23, 1999, between GelTex and Sankyo Pharma, Inc. Filed as Exhibit 10.33 to GelTex's Form 10-K for 1999. (File No. 02-26872).**
*10.33	Amended and Restated License and Collaboration Agreement, dated as of September 19, 2003, between Cambridge Antibody Technology Limited and Genzyme. Filed as Exhibit 4.7 to Cambridge Antibody Technology's Form 20-F filed December 4, 2003 (File No. 000-3116).**
*10.34	Contract Manufacturing Agreement dated September 14, 2001, as amended on May 15, 2002, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 2002.**
10.34.1	Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed herewith.†
10.34.2	Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between Genzyme and The Dow Chemical Company. Filed herewith.†

*10.35	Amended and Restated Collaboration Agreement, dated May 31, 2002, between Genzyme and Dyax Corp. Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended June 30, 2002.
10.35.1	Amendment No. 1, dated as of September 30, 2003, to the Amended and Restated Collaboration Agreement dated May 31, 2002, between Genzyme and Dyax Corp. Filed herewith.
10.36	Credit Agreement, dated December 10, 2003, among Genzyme and those of its subsidiaries party thereto, the lenders listed therein, Fleet National Bank, as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent and The Bank of Nova Scotia, Citizens Bank of Bank Massachusetts and Wachovia Bank National Association as Co-Documentation Agents. Filed herewith.
13.1	Portions of the 2003 Genzyme Corporation Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Filed herewith.
21	Subsidiaries of Genzyme. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Financial Statements and notes thereto of BioMarin/Genzyme LLC as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. Filed herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been granted for the deleted portions of Exhibits 10.5 and 10.24 through 10.34.

†
Confidential treatment has been requested for the deleted portions of Exhibits 10.34.1 and 10.34.2.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.15 through 10.23 above are management contracts, compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: March 15, 2004	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	March 15, 2004
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial and Accounting Officer	March 15, 2004
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	March 15, 2004
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	March 15, 2004
/s/ HENRY E. BLAIR Henry E. Blair	Director	March 15, 2004
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	March 15, 2004
/s/ CHARLES L. COONEY Charles L. Cooney	Director	March 15, 2004
/s/ VICTOR J. DZAU Victor J. Dzau	Director	March 15, 2004
/s/ CONNIE MACK III Connie Mack III	Director	March 15, 2004