Form 10-Q
period 2004-03-31
GENZYME CORP
filed 2004-05-07
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (I.R.S. Employer Identification No.)
500 Kendall Street, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
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

        The number of shares of Genzyme General Stock outstanding as of April 30, 2004: 226,520,086

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

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Accordingly, earnings allocated to Genzyme General Stock for the three months ended March 31, 2004 reflect the earnings for the corporation as a whole. Earnings allocated to Genzyme General Stock for the three months ended March 31, 2003 reflect the earnings allocated to Genzyme General and do not include the losses allocated to Biosurgery Stock and Molecular Oncology Stock for that period.

        On July 1, 2003, we reclassified the Biosurgery Stock and Molecular Oncology Stock equity accounts into the Genzyme General Stock equity accounts. The elimination of our tracking stock

i

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

  •
  merger and acquisition activity, including the anticipated timing of our merger with ILEX Oncology, Inc., or ILEX, and potential in-process research and development, or IPR&D, charges;

  •
  intention to redeem our outstanding 3% convertible subordinated debentures;

  •
  entries into new collaborations and licensing agreements;

  •
  estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans;

  •
  assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our revenues;

  •
  estimates of the capacity of, and the projected timetable of approvals for, manufacturing and other facilities to support our products and services;

  •
  expected future revenues, operations and expenditures;

  •
  assessment of the outcome and financial impact of litigation and other governmental proceedings;

  •
  projected cash needs;

  •
  assessment of legal proceedings;

  •
  IRS audit, including our provision for liabilities and potential for reduction of future tax provisions; and

  •
  intention to seek shareholder approval of an amendment to our charter that would remove the tracking stock designations.

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

  •
  our ability to consummate the expected merger with ILEX and our success at integrating that business;

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

  •
  our ability to successfully increase market penetration for Synvisc product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

  •
  the continued funding and operation of our joint ventures by our partners;

  •
  the resolution of litigation related to the consolidation of our tracking stocks and the validity of a patent issued to Columbia University;

  •
  the initiation of legal proceedings against us;

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the Federal Trade Commission, which is known as the FTC, and other judicial bodies and regulatory authorities, our partners, licensees and clinical trial sites;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

  •
  our ability to successfully integrate the business acquired from IMPATH, Inc., or IMPATH;

  •
  the outcome of our IRS audit; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties under the heading "Factors Affecting Future Operating Results" in Item 2 to Part I of this Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, Carticel®, Seprafilm®, Myozyme® and Epicel® are registered trademarks of Genzyme. Sepra™ is a trademark of Genzyme. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Thymoglobulin® and Lymphoglobuline® are registered trademarks of SangStat Medical Corporation. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2004
TABLE OF CONTENTS

v

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net product sales	$454,365	$346,489
Net service sales	34,781	31,498
Revenues from research and development contracts:
Related parties	618	438
Other	1,487	3,434

Total revenues	491,251	381,859

Operating costs and expenses:
Cost of products sold	106,101	94,834
Cost of services sold	20,861	16,978
Selling, general and administrative	143,220	114,224
Research and development (including research and development related to contracts)	92,816	75,631
Amortization of intangibles	26,245	17,505

Total operating costs and expenses	389,243	319,172

Operating income	102,008	62,687

Other income (expenses):
Equity in loss of equity method investments	(3,831)	(4,194)
Minority interest	1,162	—
Other	29	750
Investment income	7,676	11,614
Interest expense	(10,326)	(6,490)

Total other income (expenses)	(5,290)	1,680

Income before income taxes	96,718	64,367
Provision for income taxes	(28,824)	(18,998)

Net income	$67,894	$45,369

Comprehensive income (loss), net of tax:
Net income	$67,894	$45,369

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,429)	14,774
Gain on affiliate sale of stock, net of tax	—	2,856
Other	60	69
Unrealized gains (losses) on securities:
Unrealized gains arising during the period, net	2,426	3,999
Reclassification adjustment for gains included in net income	(155)	—

Unrealized gains on securities, net	2,271	3,999

Other comprehensive income (loss)	(7,098)	21,698

Comprehensive income	$60,796	$67,067

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net income (loss) per share:
Allocated to Genzyme General Stock:
Genzyme General net income	$67,894	$57,793
Tax benefit allocated from Genzyme Biosurgery	—	2,322
Tax benefit allocated from Genzyme Molecular Oncology	—	1,763

Net income allocated to Genzyme General Stock	$67,894	$61,878

Net income per share of Genzyme General Stock:
Basic	$0.30	$0.29

Diluted	$0.29	$0.28

Weighted average shares outstanding:
Basic	225,711	215,091

Diluted	231,917	220,432

Allocated to Biosurgery Stock:
Genzyme Biosurgery net loss		$(14,102)
Allocated tax benefit		2,408

Net loss allocated to Biosurgery Stock		$(11,694)

Net loss per share of Biosurgery Stock—basic and diluted		$(0.29)

Weighted average shares outstanding		40,578

Allocated to Molecular Oncology Stock:
Net loss allocated to Molecular Oncology Stock		$(4,815)

Net loss per share of Molecular Oncology Stock—basic and diluted		$(0.28)

Weighted average shares outstanding		16,939

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$260,395	$292,774
Short-term investments	517,229	120,712
Accounts receivable, net	411,528	397,439
Inventories	269,542	267,472
Prepaid expenses and other current assets	93,182	110,872
Deferred tax assets	133,034	133,707

Total current assets	1,684,910	1,322,976
Property, plant and equipment, net	1,156,083	1,151,133
Long-term investments	458,235	813,974
Notes receivable—related parties	11,901	12,318
Goodwill, net	654,738	621,947
Other intangible assets, net	882,673	895,844
Investments in equity securities	110,815	110,620
Other noncurrent assets	86,089	75,716

Total assets	$5,045,444	$5,004,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,845	$97,474
Accrued expenses	265,790	267,304
Deferred revenue and other income	9,962	6,837
Current portion of long-term debt, convertible notes, convertible debentures and capital lease obligations	584,398	20,410

Total current liabilities	922,995	392,025
Long-term debt and capital lease obligations	149,058	150,349
Convertible notes and debentures	690,000	1,265,000
Deferred revenue—noncurrent	3,304	3,388
Deferred tax liabilities	187,296	205,923
Other noncurrent liabilities	52,482	51,431

Total liabilities	2,005,135	2,068,116

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock—Genzyme General Stock, $0.01 par value	2,262	2,247
Additional paid-in capital-Genzyme General Stock	3,000,817	2,957,578
Notes receivable from stockholders	(13,438)	(13,285)
Accumulated deficit	(130,666)	(198,560)
Accumulated other comprehensive income	181,334	188,432

Total stockholders' equity	3,040,309	2,936,412

Total liabilities and stockholders' equity	$5,045,444	$5,004,528

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$67,894	$45,369
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	50,172	35,614
Non-cash compensation expense	6	242
Provision for bad debts	1,150	1,119
Equity in loss of equity method investments	3,831	4,194
Minority interest	(1,162)	—
Deferred income tax benefit	(5,249)	(4,964)
Tax benefit from employee stock options	11,077	2,834
Other	425	618
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(19,545)	(21,057)
Inventories	2,149	13,353
Prepaid expenses and other current assets	18,600	(504)
Accounts payable, accrued expenses and deferred revenue	(39,939)	(428)

Cash flows from operating activities	89,409	76,390

Cash Flows from Investing Activities:
Purchases of investments	(203,960)	(167,469)
Sales and maturities of investments	168,644	119,850
Purchases of equity securities	(1,088)	(1,400)
Proceeds from sale of equity securities	448	—
Purchases of property, plant and equipment	(32,269)	(45,752)
Investments in equity investees	(1,938)	(4,112)
Acquisitions	(69,857)	—
Other	(420)	(602)

Cash flows from investing activities	(140,440)	(99,485)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	32,170	9,011
Payments of debt and capital lease obligations	(12,262)	(202)
Bank overdraft	1,106	2,289
Minority interest	1,810	—
Other	629	249

Cash flows from financing activities	23,453	11,347

Effect of exchange rate changes on cash	(4,801)	5,239

Decrease in cash and cash equivalents	(32,379)	(6,509)
Cash and cash equivalents at beginning of period	292,774	406,811

Cash and cash equivalents at end of period	$260,395	$400,302

The accompanying notes are an integral part of these unaudited, consolidated financial statements

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major positive impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, osteoarthritis and organ transplant, and includes an industry-leading array of diagnostic products and services. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme and Thyrogen;

  •
  Transplant, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address pre-transplantation, prevention and treatment of acute rejection in organ and bone marrow transplantation, as well as other auto-immune disorders. The unit derives its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products and, through June 30, 2003, sales of cardiac device products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes diagnostic products, with a focus on in vitro diagnostics, and provides genetic testing services.

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

2. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows for our corporate operations taken as a whole. We eliminate all significant intracompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of accounting principles generally accepted in the United States of America and the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2003 data to conform to our 2004 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2003 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

Elimination of Tracking Stock Structure

        Through June 30, 2003, we had three outstanding series of common stock—Genzyme General Division common stock, which we refer to as "Genzyme General Stock," Genzyme Biosurgery Division common stock, which we refer to as "Biosurgery Stock," and Genzyme Molecular Oncology Division common stock, which we refer to as "Molecular Oncology Stock." We also refer to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks was designed to reflect the value and track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. Through June 30, 2003, we allocated earnings or losses to each series of tracking stock based on the net income or loss attributable to the corresponding division determined in accordance with accounting principles generally accepted in the United States as adjusted for the allocation of tax benefits. Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock were converted into options and warrants to purchase 401,257 shares of Genzyme General Stock, with exercise prices ranging from $24.27 to $2,356.12, and options to purchase shares of Molecular Oncology Stock were converted into options to purchase 198,855 shares of Genzyme General Stock, with exercise prices ranging from $26.01 to $478.27. While our charter continues to designate 100,000,000 shares as Biosurgery Stock and 40,000,000 shares as Molecular Oncology Stock, no shares of either series remain outstanding. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Accordingly, earnings allocated to Genzyme General Stock for the three months ended March 31, 2004 reflect the earnings for the corporation as a whole. Earnings allocated to Genzyme General Stock for the three months ended March 31, 2003 reflect the earnings allocated to Genzyme General and do not include the losses allocated to Biosurgery Stock and Molecular Oncology Stock for that period.

        The elimination of our tracking stock capital structure had no effect on our consolidated net loss. In this Form 10-Q, and future Quarterly and Annual Reports, we will not provide separate financial statements for each of our former divisions, but will continue to provide our consolidated financial statements for the corporation as a whole.

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

        The provisions in our charter governing dividends and distributions factored the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock. Through June 30, 2003, we calculated the income tax provision of each division as if such division were a separate taxpayer, which included assessing the realizability of deferred tax assets at the division level. Our management and accounting policies in effect at the time provided that if, at the end of any fiscal quarter, a division could not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Through June 30, 2003, Genzyme Biosurgery and Genzyme Molecular Oncology had not generated taxable income, and thus had not had the ability to use any projected annual tax benefits. Genzyme General has generated taxable income, providing it with the ability to utilize the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology. Consistent with our policy, we allocated the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology through June 30, 2003 to Genzyme General without making any compensating payments or allocations to the division that generated the benefit.

        The tax benefits allocated to Genzyme General and included in earnings attributable to Genzyme General Stock for the three months ended March 31, 2003 were (amounts in thousands):

Three Months Ended March 31,
2003
Tax benefits allocated from:
Genzyme Biosurgery	$2,322
Genzyme Molecular Oncology	1,763

Total	$4,085

        Deferred tax assets and liabilities can arise from purchase accounting and relate to a division that does not satisfy the realizability criteria of Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes." Through June 30, 2003, such deferred tax assets and liabilities were allocated to the division to which the acquisition was allocated. As a result, the periodic changes in these deferred tax assets and liabilities did not result in a tax expense or benefit to that division. However, the change in these deferred tax assets and liabilities impacted our consolidated tax provision. These changes were added to division net income for purposes of determining net income allocated to a tracking stock.

        Within the general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never paid or declared a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of our common stock in the foreseeable future. Unless declared, no dividends will accrue on shares of our common stock.

Net Income (Loss) Per Share

        Through June 30, 2003, we calculated earnings per share for each series of stock using the two-class method. To calculate basic earnings per share for each series of stock, we divided the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculated diluted earnings per share, we also included in the denominator all potentially dilutive securities outstanding during the applicable period if inclusion of such securities was not anti-dilutive. We allocated our earnings to each series of our common stock based on the earnings attributable to that series of stock. Through June 30, 2003, the earnings attributable to Genzyme General Stock, as defined in our charter, were equal to the net income or loss of Genzyme General determined in accordance with accounting principles generally accepted in the United States and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies in effect at the time. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock were defined similarly and, as such, were based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings or losses to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings or losses are allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 will remain allocated to those stocks and are not affected by the elimination of our tracking stock structure.

Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for qualifying options granted to our employees and directors under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying series of our common stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and Emerging Issues Task Force, or EITF, Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        The following table sets forth our net income (loss) data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$67,894	$45,369
Add: stock-based compensation included in as reported, net of tax	4	153
Deduct: pro forma stock-based compensation expense, net of tax	(17,314)	(13,384)

Pro forma	$50,584	$32,138

        The following table sets forth the impact to our historical net income (loss) per share data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net income per share allocated to Genzyme General Stock:
Basic:
As reported	$0.30	$0.29

Pro forma	$0.22	$0.24

Diluted:
As reported	$0.29	$0.28

Pro forma	$0.22	$0.23

Net loss per share allocated to Biosurgery Stock—basic and diluted:
As reported		$(0.29)

Pro forma		$(0.32)

Net loss per share allocated to Molecular Oncology Stock—basic and diluted:
As reported		$(0.28)

Pro forma		$(0.33)

The effects of applying SFAS No. 123 are not necessarily representative of the effects on reported net income (loss) in future years. Additional awards in future years are anticipated.

Recent Accounting Pronouncements

        Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities," as amended and revised in December 2003, which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risk or rewards associated with the VIE. Immediate application of FIN 46 was required for all potential VIEs created after January 31, 2003. For potential VIEs created prior to February 1, 2003, the consolidation requirements apply for periods ending after March 15, 2004. FIN 46 also requires enhanced disclosures related to VIEs. As a result of our adoption of FIN 46, we have consolidated the results of Kallikrein LLC, our joint venture with Dyax Corporation of which we became a member in 2003 and Excigen, Inc., a collaboration partner. See Note 6., "Agreements with Dyax Corporation," to this Form 10-Q for further information related to Kallikrein LLC. The amounts related to Excigen are not significant.

        Employers' Disclosures about Pensions and Other Postretirement Benefits.    In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which we refer to as SFAS No. 132 (revised). This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For U.S. defined benefit pension plans and other defined benefit postretirement plans, SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Disclosure of information about foreign plans required under SFAS No. 132 (revised) is effective for fiscal years ending after June 15, 2004. The interim period disclosures required by SFAS No. 132 (revised) are effective for interim periods beginning after December 31, 2003. The adoption of SFAS No. 132 (revised) did not have a material impact on our disclosures about pensions and other postretirement benefits for the year ended December 31, 2003 because we only have one U.S. defined benefit plan, which has been frozen since December 1995 and was fully funded as of December 31, 2003. Note 12., "Defined Benefit Pension Plans," to this Form 10-Q includes the interim period disclosures required under SFAS No. 132 (revised) for our foreign defined benefit plans.

        Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.    In April 2004, the EITF issued Statement No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004, which is our second quarter, and is required to be retroactively applied. We are currently evaluating the effect of adopting EITF 03-06 on our earnings per share.

3. Net Income (Loss) Per Share

  Genzyme General Stock:

        The following table sets forth our computation of basic and diluted net income per share allocated to Genzyme General Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$67,894	$57,793
Tax benefit allocated from Genzyme Biosurgery	—	2,322
Tax benefit allocated from Genzyme Molecular Oncology	—	1,763

Net income allocated to Genzyme General Stock—basic and diluted	$67,894	$61,878

Shares used in computing net income per common share—basic	225,711	215,091
Effect of dilutive securities:
Stock options(1)	6,196	5,332
Warrants and stock purchase rights	10	9

Dilutive potential common shares	6,206	5,341

Shares used in computing net income per share—diluted(1,2,3)	231,917	220,432

Net income per share of Genzyme General Stock:
Basic	$0.30	$0.29

Diluted(1,2,3)	$0.29	$0.28

(1)
We did not include the securities described in the following table in the computation of diluted earnings per share for each period because these securities had an exercise price greater than the average market price of Genzyme General Stock for each of the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Shares of Genzyme General Stock issuable for options	5,325	13,722
(2)
In both periods presented, we did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures in the computation of dilutive earnings per share for Genzyme General Stock for each period presented, because the conditions for conversion had not been met. The debentures are contingently convertible into approximately 8.2 million shares of Genzyme General Stock at an initial conversion price of $70.30 per share.

(3)
We did not include the potentially dilutive effect of the assumed conversion of the $690.0 million in principal of 1.25% senior convertible notes, issued in December 2003, in the computation of diluted earnings per share for Genzyme General Stock for the three months ended March 31, 2004 because the conditions for conversion had not been met. The notes are contingently convertible into approximately 9.7 million shares of Genzyme General Stock at an initial conversion price of $71.24 per share.

  Biosurgery Stock:

        For the three months ended March 31, 2003, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share, because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock (amounts in thousands):

Three Months Ended March 31,
2003
Shares of Biosurgery Stock issuable for options	7,864
Warrants to purchase shares of Biosurgery Stock	7
Biosurgery designated shares(1)	3,119
Biosurgery designated shares reserved for options(1)	74
Shares issuable upon conversion of 6.9% convertible subordinated note allocated to Genzyme Biosurgery(2)	358

Total shares excluded from the calculation of diluted net loss per share of Biosurgery Stock	11,422

(1)
Biosurgery designated shares were authorized shares of Biosurgery Stock that were not issued and outstanding, but which our board of directors could have issued, sold or distributed without allocating the proceeds to Genzyme Biosurgery. Effective July 1, 2003, all Biosurgery designated shares were cancelled in connection with the elimination of our tracking stock structure.

(2)
These shares were reserved in connection with the conversion of the 6.9% convertible subordinated note we assumed upon our acquisition of Biomatrix, Inc. in 2000. We paid cash to satisfy this note in May 2003.

  Molecular Oncology Stock:

        For the three months ended March 31, 2003, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share for the three months ended March 31, 2003, because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock (amounts in thousands):

Three Months Ended March 31,
2003
Shares of Molecular Oncology Stock issuable for options	3,501
Molecular Oncology designated shares(1)	1,651

Total shares excluded from the calculation of diluted net loss per share of Molecular Oncology Stock	5,152

(1)
Molecular Oncology designated shares were authorized shares of Molecular Oncology Stock that were not issued and outstanding, but which our board of directors could have issued, sold or distributed without allocating the proceeds to Genzyme Molecular Oncology. Effective July 1, 2003, all Molecular Oncology designated shares were cancelled in connection with the elimination of our tracking stock structure.

4. Mergers and Acquisitions

  Pending Merger with ILEX Oncology, Inc.

        In February 2004, we entered into an Agreement and Plan of Merger with ILEX Oncology, Inc., an oncology drug development company. The business combination will take the form of a stock-for-stock merger and is expected to be completed in mid-2004. Under the terms of the merger agreement, ILEX shareholders will receive shares of Genzyme common stock for each ILEX share owned based on an exchange ratio. This exchange ratio will equal $26.00 divided by the average (rounded to the nearest cent) of the per share closing prices of Genzyme common stock as reported by Nasdaq during the 20 trading days ending on the fifth trading day prior to the closing of the transaction, provided that if this average is greater than $59.88, then the exchange ratio will be 0.4342, and if this average is less than $46.58, then the exchange ratio will be 0.5582. Cash will be paid for fractional shares. The transaction has a total value of approximately $1 billion, based on ILEX's 39.0 million shares outstanding on February 26, 2004, and our offer price of $26.00 per share. The transaction will be accounted for as a purchase and is expected to qualify as a tax-free reorganization. The business combination has been approved by the board of directors of both companies, and is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval of ILEX's shareholders. In connection with the transaction, we anticipate incurring charges related to in-process research and development that will be determined following the closing. In April 2004, the FTC requested more information from us and ILEX related to our proposed transaction. We intend to respond promptly to the information request. This "second request" extends the waiting period under the Hart-Scott-Rodino Act during which the FTC is permitted to review the transaction.

  Completed Mergers and Acquisitions

  Acquisition of Physician Services and Analytical Services Business Units of IMPATH, Inc.

        On May 1, 2004, we acquired from IMPATH, the assets related to its Physician Services and Analytical Services business units for approximately $215 million in cash. We will account for the acquisition as a purchase and include its results of operations in our consolidated statements of operations beginning on May 1, 2004, the date of acquisition.

  Alfigen, Inc.

        In February 2004, we acquired substantially all of the assets of Alfigen, Inc., or Alfigen, a national genetic testing provider based in Pasadena, California, for an aggregate purchase price of $47.6 million in cash. We accounted for the acquisition as a purchase and accordingly, the results of operations of Alfigen are included in our consolidated financial statements from February 21, 2004, the date of acquisition.

        The purchase price and the allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows (amounts in thousands):

Cash paid	$47,500
Acquisition costs	100

Total purchase price.	$47,600

Current assets	$129
Property, plant & equipment	1,245
Goodwill	33,295
Intangible assets (to be amortized straight-line over 5 to 10 years)	13,000
Assumed liabilities	(69)

Allocated purchase price	$47,600

The purchase price was allocated to the intangible assets acquired and liabilites assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price to the estimated fair values remains subject to the final valuation. Pro forma results are not presented for the acquisition of Alfigen because the acquisition did not materially affect our results of operations.

  SangStat Medical Corporation

        In September 2003, we completed an all cash tender offer for the outstanding common stock (and associated preferred stock purchase rights) of SangStat Medical Corporation, or SangStat, for $22.50 per outstanding SangStat share. The aggregate consideration paid was $636.6 million in cash. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the successful tender offer.

        In connection with the acquisition of SangStat, we initiated an integration plan to consolidate and restructure certain functions and operations of SangStat, including the relocation and termination of certain SangStat personnel and the closure of SangStat's leased facilities. These costs have been recognized as liabilities assumed in connection with the purchase of SangStat in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The following table summarizes the liabilities established for exit activities related to the acquisition of SangStat (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities(1)	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$7,118	$2,561	$49	$9,728
Revision of estimate	1,315	(233)	257	1,339
Payments in 2003	(831)	—	—	(831)

Balance at December 31, 2003	7,602	2,328	306	10,236
Revision of estimate	—	123	—	123
Payments in 2004	(2,007)	(184)	—	(2,191)

Balance at March 31, 2004	$5,595	$2,267	$306	$8,168

  (1)
  Includes costs associated with the closure of leased facilities in the United States, Germany, Spain and Canada.

        We expect to pay employee related benefits through the end of 2004 and payments related to leased facilities through the first half of 2005.

  Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of SangStat was completed as of January 1, 2003. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as acquired IPR&D charges of $158.0 million are included in the following pro forma financial summary.

Three Months Ended March 31, 2003
Total revenues	$410,597

Net loss	$(121,830)

Net loss allocated to Genzyme General Stock	$(105,321)

Net loss per share allocated to Genzyme General Stock:
Basic	$(0.49)

Diluted	$(0.48)

Weighted average shares outstanding:
Basic	215,091

Diluted	220,432

5. Inventories

	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Raw materials	$50,018	$53,056
Work-in-process	110,341	96,088
Finished products	109,183	118,328

Total	$269,542	$267,472

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. At March 31, 2004 and December 31, 2003, all of our inventories are for products that have been approved for sale.

6. Agreements with Dyax Corporation

        In October 1998, we entered into a collaboration agreement with Dyax to develop and commercialize one of Dyax's proprietary compounds for the treatment of chronic inflammatory diseases. In May 2002, we restructured our collaboration agreement with Dyax for the development of the kallikrein inhibitor DX-88. In 2003, we acquired a 49.99% interest in Kallikrein LLC, our joint venture with Dyax for the development of DX-88 for the potential treatment of hereditary angioedema, or HAE, and other chronic inflammatory diseases. As a result of our adoption of FIN 46, we have consolidated the results of Kallikrein LLC. Our consolidated balance sheet as of March 31, 2004 includes assets of $2.7 million related to Kallikrein LLC, substantially all of which are included in other current assets. We have recorded Dyax's portion of the joint venture's losses as minority interest in our consolidated statements of operations for the three months ended March 31, 2004.

        Under the terms of the collaboration agreement, both companies will share future development costs of DX-88 for HAE. In addition, Dyax will receive milestone payments from us upon dosing the first HAE patient in a pivotal clinical trial of DX-88 and upon regulatory approvals for the first indication. Dyax will also receive milestone payments from us if DX-88 is approved in additional indications. Contingent upon successful development and receipt of regulatory approvals, we will market the product worldwide. Both companies will share equally in profits from sales of DX-88 for HAE and/or other chronic inflammatory diseases. In March 2003, Dyax exercised an option to acquire from us all rights to DX-88 for surgical indications.

        In May 2002, we extended to Dyax a $7.0 million line of credit. Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2%, which was 6% at March 31, 2004, and are due, together with any accrued but unpaid interest, in May 2005. Dyax may extend maturity of the note to May 2007 if the collaboration is in effect, no defaults or events of default exist and Dyax satisfies the financial covenants in the note as of the initial maturity date. As of March 31, 2004, Dyax had drawn $7.0 million under the note, which we have recorded as a note receivable-related party in our consolidated balance sheet. We consider Dyax a related party because the chairman and chief executive officer of Dyax is a member of our board of directors.

7. Goodwill and Other Intangible Assets

  Goodwill

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure and associated changes in how we will review our business going forward, we revised our reportable segments. Diagnostics/Genetics now includes the goodwill related to our genetic testing business, formerly included in Other. The following tables contain the changes in our net goodwill during the three months ended March 31, 2004 and the year ended December 31, 2003 (amounts in thousands):

	As of December 31, 2003	Acquisition	Impairment	Adjustments	As of March 31, 2004
Renal	$76,753	$—	$—	$—	$76,753
Therapeutics	354,709	—	—	—	354,709
Transplant(1)	132,550	—	—	(476)	132,074
Biosurgery	7,584	—	—	—	7,584
Diagnostic/Genetics(2,3)	49,250	33,295	—	(1)	82,544
Other(3)	1,101	—	—	(27)	1,074

Goodwill, net	$621,947	$33,295	$—	$(504)	$654,738

(1)
Represents the goodwill resulting from our acquisition of SangStat in September 2003. Additional adjustments to the goodwill were recorded in the first quarter of 2004.

(2)
Includes $33.3 million of goodwill resulting from our acquisition of Alfigen in February 2004.

(3)
The adjustments to goodwill relate to foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

        We are required to perform impairment tests under SFAS No. 142 annually, which we normally perform in July, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no such events in the first quarter of 2004.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2004			As of December 31, 2003
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$785,893	$(155,276)	$630,617	$785,991	$(138,404)	$647,587
Patents	183,360	(46,910)	136,450	183,360	(43,413)	139,947
Trademarks	58,027	(16,892)	41,135	58,027	(15,606)	42,421
License fees	38,072	(10,037)	28,035	38,072	(9,400)	28,672
Distribution agreements	13,950	(5,730)	8,220	13,950	(5,294)	8,656
Customer lists(1)	49,038	(14,566)	34,472	38,038	(11,895)	26,143
Other(1)	11,200	(7,456)	3,744	9,200	(6,782)	2,418

Total	$1,139,540	$(256,867)	$882,673	$1,126,638	$(230,794)	$895,844

(1)
Includes $11.0 million of customer lists and $2.0 million for non-compete agreements resulting from our acquisition of Alfigen in February 2004.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $26.2 million for the three months ended March 31, 2004; and

  •
  $17.5 million for the three months ended March 31, 2003.

        The estimated future amortization expense for other intangible assets as of March 31, 2004 for the remainder of fiscal year 2004 and the five succeeding fiscal years is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2004 (remaining nine months)	$78,743
2005	99,896
2006	91,525
2007	91,525
2008	90,753
2009	90,244

8. Investments in Equity Securities

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At March 31, 2004, our stockholders' equity includes $16.4 million of unrealized gains and $4.6 million of unrealized losses related to our investments in strategic equity securities. We believe the unrealized losses related to our other investments in equity securities are temporary.

9. Joint Venture with BioMarin Pharmaceutical Inc.

        We formed BioMarin/Genzyme LLC, a joint venture with BioMarin Pharmaceutical Inc., to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the losses of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations, which was $3.1 million for the three months ended March 31, 2004, as compared to $3.7 million for the same period of 2003. Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue	$7,395	$334
Gross profit	5,023	310
Operating expenses	(11,192)	(7,671)
Net loss	(6,147)	(7,338)

10. Other Commitments and Contingencies

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of March 31, 2004, which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint for failure to state a claim on November 12, 2003. The plaintiff in this case has appealed the dismissal of the complaint. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and plan to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading (OFT) in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal (Tribunal). On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of three percent (3%) per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded a liability of approximately $11 million in our 2003 financial statements. This liability remains in accrued expenses in our consolidated balance sheet as of March 31, 2004. We are considering whether to appeal the Tribunal's judgment.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the United States Patent and Trademark Office, or USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. We have received notice from Columbia that we are in breach of our license agreement. In the event we were to lose our lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia. Columbia University has filed a motion to consolidate this case, with three other similar cases filed against it, into one case to be handled by the Judicial Panel on Multidistrict Litigation (MDL) process. A hearing on the MDL process was held in March 2004, resulting in a transfer of the case to the U.S. District Court for the district of Massachusetts. We expect discovery to commence in the second half of 2004.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al., (Case No. RG 03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action are SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of suit, including attorneys' fees. The plaintiff filed an amended complaint in November 2003. On April 5, 2004, the Court granted SangStat's motion to dismiss with prejudice.

        We are not able to predict the outcome of these cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for additional liabilities arising from the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies.

11. Tax Provision

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(28,824)	$(18,998)	52%
Effective tax rate	30%	30%

        Our tax rates for both periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

        We are currently under IRS Audit for tax years 1996 to 1999. We believe that we have provided sufficiently for all audit exposures. A favorable settlement of this audit may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the exam.

12. Defined Benefit Pension Plans

        We have defined benefit pension plans for certain employees in foreign countries. These plans are funded in accordance with requirements of the appropriate regulatory bodies governing each plan.

  Components of Net Periodic Benefit Costs

        The components of net pension expense for the three months ended March 31, 2004 and 2003 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Service cost	$610	$451
Interest cost	570	441
Expected return on plan assets	(676)	(331)
Amortization and deferral of actuarial (gain)/loss	150	137

Net pension expense	$654	$698

  Employer Contributions

        At December 31, 2003, we recorded net prepaid benefit costs of $4.9 million related to our defined benefit pension plans. For the three months ended March 31, 2004, we contributed $0.5 million to our pension plan in the United Kingdom. We anticipate making $1.4 million of additional contributions to this plan in 2004 to satisfy our annual funding obligation.

13. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reportable segments as described in Note 1., "Description of Business" to this Form 10-Q.

        We have provided information concerning the operations in these reportable segments in the following table (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues(1):
Renal	$83,523	$58,766
Therapeutics	255,109	189,154
Transplant(2)	36,234	—
Biosurgery	47,703	68,408
Diagnostics/Genetics(2)	52,114	47,698
Other	15,734	17,325
Corporate(2)	834	508

Total	$491,251	$381,859

Income (loss) before income taxes(1):
Renal	$17,564	$6,005
Therapeutics	130,222	86,296
Transplant(2)	(6,988)	—
Biosurgery	(2,855)	(5,458)
Diagnostics/Genetics(2)	1,162	3,990
Other	(19,977)	(23,033)
Corporate(2)	(22,410)	(3,433)

Total	$96,718	$64,367

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure and associated changes in how we will review our business going forward, we revised our reportable segments. Below is a brief description of the re-organization of our reportable segments:

  •
  Renal—no changes to the components of this continuing segment.

  •
  Therapeutics—continuing segment that now excludes the activities of our drug discovery and development business, which are presently included in Other.

  •
  Transplant—new segment that includes the activities of SangStat beginning on September 11, 2003.

    •
    Biosurgery—continuing segment that now includes the activities of our advanced biomaterials business, formerly included in Other. Now excludes the activities of our cardiovascular business which are presently included in Other.

    •
    Diagnostics/Genetics—continuing segment that now includes the activities of our genetic testing business, formerly included in Other.

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

We have reclassified our segment presentation for the three months ended March 31, 2003 to conform to our new segment presentation.

(2)
Results of operations for companies we acquired and amortization of intangible assets related to these acquisitions are included in segment results beginning on the date of acquisition. Acquisitions completed from January 1, 2003 to March 31, 2004 are:

Company Acquired	Date Acquired	Business Segment(s)
Alfigen	February 21, 2004	Diagnostics/Genetics
SangStat	September 11, 2003	Transplant/Corporate

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	March 31, 2004	December 31, 2003
Segment Assets(1):
Renal	$542,831	$551,722
Therapeutics	851,518	866,676
Transplant	447,719	441,948
Biosurgery	310,412	326,272
Diagnostics/Genetics(2)	224,700	173,921
Other	242,597	252,481
Corporate(3)	2,425,667	2,391,508

Total	$5,045,444	$5,004,528

(1)
Assets for our five reportable segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets.

(2)
In February 2004, we acquired substantially all of the assets of Alfigen for an aggregate purchase price of $47.6 million. Alfigen is included in our Diagnostics/Genetics reporting segment. Total assets for Alfigen as of

  February 21, 2004, the date of acquisition, included $33.3 million of goodwill, $13.0 million of other intangible assets and $1.3 million of other assets.

(3)
Includes the assets related to our corporate manufacturing, general and administrative and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short- and long-term investments, equity investments, net property, plant and equipment and deferred tax assets. These assets were formerly reported under "Eliminations/Adjustments."

        Segment assets for Corporate consist of the following:

	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Cash, cash equivalents, and short- and long-term investments	$1,235,859	$1,227,460
Deferred tax assets-current	133,034	133,708
Property, plant and equipment, net	752,739	733,925
Investment in equity securities	110,815	110,620
Other	193,220	185,795

Total Corporate	$2,425,667	$2,391,508

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements" at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

INTRODUCTION

        We are a global biotechnology company dedicated to making a major positive impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, osteoarthritis and organ transplant, and includes an industry-leading array of diagnostic products and services. Our commitment to innovation continues today with research into novel approaches to cancer, immune-mediated diseases, heart disease and other areas of unmet medical needs. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel;

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with an expanding focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme and Thyrogen;

  •
  Transplant, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address pre-transplantation, prevention and treatment of acute rejection in organ and bone marrow transplantation, as well as other auto-immune disorders. The unit derives its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, and through June 30, 2003, sales of cardiac device products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes diagnostic products, with a focus on in vitro diagnostics, and provides genetic testing services.

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

        The provisions in our charter governing dividends and distributions factored the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock. In addition, our income tax allocation policy provided that if, at the end of any fiscal quarter, a division could not use any projected annual tax benefit attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Through June 30, 2003, Genzyme Biosurgery and Genzyme Molecular Oncology had not generated taxable income, and thus had not had the ability to use any projected annual tax benefits. Genzyme General had generated taxable income, providing it with the ability to utilize the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology. Consistent with our policy, we allocated the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology through June 30, 2003 to Genzyme General without making any compensating payments or allocations to the division that generated the benefit.

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

MERGERS AND ACQUISITIONS

Pending Merger with ILEX Oncology, Inc.

        In February 2004, we entered into an Agreement and Plan of Merger with ILEX, an oncology drug development company. The business combination will take the form of a stock-for-stock merger and is expected to be completed in mid-2004. Under the terms of the merger agreement, ILEX shareholders will receive shares of Genzyme common stock for each ILEX share owned based on an exchange ratio. This exchange ratio will equal $26.00 divided by the average (rounded to the nearest cent) of the per share closing prices of Genzyme common stock as reported by Nasdaq during the 20 trading days ending on the fifth trading day prior to the closing of the transaction, provided that if this average is greater than $59.88, then the exchange ratio will be 0.4342, and if this average is less than $46.58, then the exchange ratio will be 0.5582. Cash will be paid for fractional shares. The transaction has a total value of approximately $1 billion, based on ILEX's 39.0 million shares outstanding on February 26, 2004, and our offer price of $26.00 per share. The transaction will be accounted for as a purchase and is expected to qualify as a tax-free reorganization. The business combination has been approved by the board of directors of both companies, and is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval of ILEX's shareholders. In connection with the transaction, we anticipate incurring charges related to in-process research and development that will be determined following the closing. In April 2004, the FTC requested more information from us and ILEX related to our proposed transaction. We intend to respond promptly to the information request. This "second request" extends the waiting period under the Hart-Scott-Rodino Act during which the FTC is permitted to review the transaction.

Completed Mergers and Acquisitions

Acquisition of Physician Services and Analytical Services Business Units of IMPATH, Inc.

        On May 1, 2004, we acquired from IMPATH, the assets related to its Physician Services and Analytical Services business units for approximately $215 million in cash. We will account for the acquisition as a purchase and include its results of operations in our consolidated statements of operations beginning on May 1, 2004, the date of acquisition.

Alfigen, Inc.

        In February 2004, we acquired substantially all of the assets of Alfigen, a national genetic testing provider based in Pasadena, California, for an aggregate purchase price of $47.6 million in cash. We accounted for the acquisition as a purchase and accordingly, the results of operations of Alfigen are included in our consolidated financial statements from February 21, 2004, the date of acquisition.

SangStat Medical Corporation

        In September 2003, we completed an all cash tender offer for the outstanding common stock (and associated preferred stock purchase rights) of SangStat for $22.50 per outstanding SangStat share. The aggregate consideration paid was $636.6 million in cash. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the successful tender offer.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Our critical accounting policies and significant estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.1 to our 2003 Form 10-K. There have been no changes to these policies and no significant changes to these estimates since December 31, 2003.

A.    RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
Product revenue	$454,365	$346,489	31%
Service revenue	34,781	31,498	10%

Total product and service revenue	489,146	377,987	29%
Research and development revenue	2,105	3,872	(46)%

Total revenues	$491,251	$381,859	29%

Product Revenue

        We derive product revenue from sales of:

  •
  Renagel for the reduction of elevated serum levels in end-stage renal disease patients on hemodialysis and bulk sevelamer;

  •
  Therapeutics products, including Cerezyme for the treatment of Gaucher disease, Fabrazyme for the treatment of Fabry disease and Thyrogen, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer;

  •
  Transplant's therapeutic products for the treatment of immune-mediated diseases, including Thymoglobulin and Lymphoglobuline, each of which induce immunosuppression as a result of T-cell depletion and immune modulation;

  •
  Biosurgery products, including orthopaedic products such as Synvisc, and the Sepra line of products, such as Seprafilm and, through June 30, 2003, cardiac device products;

  •
  Diagnostic products; and

  •
  other products, including bulk pharmaceuticals and WelChol, which is an adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003(1)
	(Amounts in thousands, except percentage data)
Renal:
Renagel (including sales of bulk sevelamer)	$83,523	$58,766	42%

Therapeutics:
Cerezyme	202,970	167,187	21%
Fabrazyme	38,103	11,846	222%
Thyrogen	13,997	9,714	44%
Other Therapeutics	39	407	(90)%

Total Therapeutics	255,109	189,154	35%

Transplant:
Thymoglobulin/Lymphoglobuline	25,012	—	N/A
Other Transplant	11,222	—	N/A

Total Transplant	36,234	—	N/A

Biosurgery:
Synvisc	22,363	26,354	(15)%
Sepra products	14,212	10,366	37%
Other Biosurgery	4,669	23,532	(80)%

Total Biosurgery	41,244	60,252	(32)%

Diagnostics/Genetics:
Diagnostic Products	23,370	23,196	1%
Other Diagnostics/Genetics	131	49	167%

Total Diagnostics/Genetics	23,501	23,245	1%

Other product revenue	14,754	15,072	(2)%

Total product revenue	$454,365	$346,489	31%

  (1)
  In connection with the elimination of our tracking stock structure and associated changes in how we will review our business going forward, we revised our reportable segments. We have reclassified our segment presentation for the three months ended March 31, 2003 to conform to our new segment presentation.

Renal

        Worldwide sales of Renagel, including sales of bulk sevelamer, the raw material used to formulate Renagel, increased 42% to $83.5 million for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to:

  •
  a $15.0 million increase in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe;

  •
  a $4.9 million increase in revenue due to an 8% price increase; and

  •
  an increase in the average exchange rate for the Euro of 17% in 2004, which positively impacted Renagel revenue by $3.0 million for the three months ended March 31, 2004.

        Sales of Renagel, including sales of bulk sevelamer, are 18% of our total product revenue for the three months ended March 31, 2004, as compared to 17% for the same period of 2003. We expect sales of Renagel to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. Renagel competes with several other products and our future sales may be impacted negatively by these products. In addition, our ability to continue to increase sales of Renagel will be dependent on many other factors, including:

  •
  acceptance by the medical community of Renagel as the preferred treatment for elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis;

  •
  our ability to optimize dosing and improve patient compliance with dosing of Renagel;

  •
  the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Prescription Drug Improvement and Modernization Act of 2003, and the accuracy of our estimates of the payor mix;

  •
  the results of additional clinical trials for additional indications and expanded labeling;

  •
  the efficiency of our sales force;

  •
  our ability to manufacture sufficient quantities of product to meet demand and to do so at a reasonable price; and

  •
  the content and timing of our submissions to and decisions made by regulatory authorities.

Lastly, our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented with our wholesalers in 2002 and renewed in 2003, could impact the revenues that we record from period to period.

Therapeutics

        The increase in our Therapeutics product revenue for the three months ended March 31, 2004, as compared to the same period of 2003, is primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The growth in sales of Cerezyme for the three months ended March 31, 2004, as compared to the same period of 2003, is primarily attributable to our continued identification of new Gaucher disease patients, particularly internationally, where unit sales of Cerezyme increased 17% from 2003. Our price for Cerezyme has remained consistent period to period. The growth in sales of Cerezyme was also positively impacted by the weakened U.S. Dollar against the Euro. During 2004, the U.S. Dollar weakened against the Euro by 17% on average, as compared to 2003. This positively impacted sales of Cerezyme by $10.2 million for the three months ended March 31, 2004.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were

45% of our total product revenue for the three months ended March 31, 2004, as compared to 48% for the same period of 2003. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future.

        The increase in sales of Fabrazyme for the three months ended March 31, 2004, as compared to the same period of 2003, is primarily attributable to:

  •
  growth in European sales of Fabrazyme, which increased 85% to $21.5 million resulting from our continued program to educate European physicians about Fabry disease and Fabrazyme; and

  •
  $15.8 million of additional sales resulting from the launch of Fabrazyme in the United States during the second quarter of 2003.

        The increase in sales of Thyrogen in the three months ended March 31, 2004, as compared to the same period of 2003, is attributable to increased market penetration, particularly in Europe, where sales increased 60% to $6.5 million for 2004, as compared to 2003.

Transplant

        We began recording product revenue for Transplant on September 11, 2003, the day which we began including the results of operations of SangStat in our consolidated financial statements. Other Transplant revenues for 2004 include $10.1 million of sales of Gengraf, which we co-promote with Abbott Laboratories under an agreement that expires on December 31, 2004.

Biosurgery

        Biosurgery's product revenue decreased 32% to $41.2 million for the three months ended March 31, 2004, as compared to the same period of 2003. The decrease is primarily due to the absence of revenues from our line of cardiac device products following our sale of this product line in June 2003. Revenues from sales of cardiac device products were $19.0 million for the three months ended March 31, 2003. Additionally, sales of Synvisc decreased 15% to $22.4 million in the three months ended March 31, 2004, as compared to the same period of 2003. This decrease was primarily due to inventory reductions by our U.S. marketing partner and price discounts in response to Medicare pricing rate changes. The $4.0 million decrease in Synvisc revenue is offset by a $3.9 million increase in Sepra product revenue for the three months ended March 31, 2004, as compared to the same period of 2003, primarily due to increased market penetration of Sepra products. We are aware of several competitive viscosupplementation products on the market and in development that could adversely affect our sales of Synvisc in the future.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased 1% for the three months ended March 31, 2004, as compared to the same period of 2003. The increase is attributable to a 16% increase in the combined sales of infectious disease testing products and HDL and LDL cholesterol testing products to $16.7 million. This increase was offset by a 8% decrease in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $6.7 million, and the expiration of our royalty agreement with

Techne on June 30, 2003, which resulted in no royalty revenue in the three months ended March 31, 2004, as compared to $1.6 million for the same period of 2003.

Other Product Revenue

        The decrease in Other product revenue for the three months ended March 31, 2004, as compared to the same period of 2003, is primarily attributable to a decrease in bulk sales of and royalties earned on sales of WelChol partially offset by an increase in sales of bulk pharmaceuticals. Bulk sales of and royalties earned on WelChol decreased 31% to $5.6 million as a result of a decrease in demand from our U.S. marketing partner, Sankyo Pharma, Inc. Sales of bulk pharmaceuticals increased 31% to $9.2 million primarily due to increased demand for liquid crystals.

Service Revenue

        We derive service revenues from the following principal sources:

  •
  genetic testing services, which are included in our Diagnostics/Genetics reporting segment; and

  •
  sales of Carticel for the treatment of cartilage damage, Epicel for the treatment of severe burns, and reimbursed expenses from our Synvisc distribution partner, all of which are included in our Biosurgery reporting segment.

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
Biosurgery	$6,138	$7,040	(13)%
Diagnostics/Genetics	28,613	24,453	17%
Other service revenue	30	5	500%

Total service revenue	$34,781	$31,498	10%

        Service revenue attributable to our Biosurgery segment decreased 13% to $6.1 million in the three months ended March 31, 2004, as compared to the same period of 2003, primarily due to $1.5 million of reimbursed expenses, classified as revenue, received from our Synvisc distribution partner in the three months ended March 31, 2003 for which there were no comparable amounts in 2004. This decrease was offset, in part, by a 14% increase in sales of Carticel to $5.2 million.

        Service revenue attributable to our Diagnostics/Genetics segment increased 17% to $28.6 million in the three months ended March 31, 2004 as compared to the same period of 2003. This increase is primarily attributable to:

  •
  increased sales of molecular genetics (DNA) testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market;

  •
  increased sales of cancer testing services;

  •
  continued growth in the prenatal screening market; and

  •
  additional service revenue resulting from our acquisition of Alfigen in February 2004.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. A majority of these revenues were attributable to sales of Cerezyme. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
International product and service revenue	$227,615	$160,381	42%
% of total product and service revenue	47%	42%

        The increase in international product and service revenue as a percentage of total product and service revenue for the three months ended March 31, 2004, as compared to the same period of 2003, is primarily due to:

  •
  a 42% increase in the combined international sales of Renagel, Cerezyme and Fabrazyme to $176.1 million; and

  •
  the addition of $9.3 million in international sales of Thymoglobulin and Lymphoglobuline for which there were no similar amounts in the same period of 2003.

For the three months ended March 31, 2004, the average exchange rate for the Euro increased 17%, which positively impacted sales by $18.1 million.

        International sales of Renagel increased 82% to $30.8 million for the three months ended March 31, 2004, primarily due to:

  •
  the expansion of the worldwide Renagel sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where unit sales increased 51% from period to period, primarily due to increased unit sales in France. In the first quarter of 2003, we obtained reimbursement approval for the 800 mg tablet formulation of Renagel in France, the last major European market where this form of the product had been unavailable; and

  •
  an increase in the average exchange rate of the Euro of 17%, which positively impacted sales of Renagel by $3.0 million.

        International sales of Cerezyme increased 30% to $122.9 million, primarily due to:

  •
  an increase of 17% in international unit sales; and

  •
  an increase in the average exchange rate of the Euro of 17%, which positively impacted sales by $10.2 million.

        International sales of Fabrazyme increased 88% to $22.3 million for the three months ended March 31, 2004, primarily due to:

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme; and

  •
  an increase in the average exchange rate of the Euro of 17%, which positively impacted sales by $2.2 million.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
Product margin	$348,264	$251,655	38%
% of total product revenue	77%	73%
Service margin	$13,920	$14,520	(4)%
% of total service revenue	40%	46%
Total product and service gross margin	$362,184	$266,175	36%
% of total product and service revenue	74%	70%

Product Margin

        Our overall product margin increased $96.6 million, or 38%, in the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to a $127.2 million, or 47%, increase in the combined sales of Renal, Therapeutics and Diagnostics/Genetics products as well as the introduction of sales of our newly acquired SangStat products beginning in September 2003.

        Product margin for our Renal reporting segment increased 43% for the three months ended March 31, 2004, as compared to the same period of 2003. The increase is primarily due to a 42% increase in sales of Renagel and the scale up of our global manufacturing facilities. In March 2003, we began shipping Renagel tablets to the European market upon receiving approval from the European Agency for the Evaluation of Medicinal Products to commence production of Renagel at the plant. In October 2003, we received final approval of this plant from the FDA.

        Product margin for our Therapeutics reporting segment increased 38% for the three months ended March 31, 2004, as compared to the same period of 2003. The increase is primarily due to a 21% increase in sales of Cerezyme, a 222% increase in sales of Fabrazyme and a 44% increase in sales of Thyrogen in the three months ended March 31, 2004. In addition, product margin for our Therapeutics reporting segment for the three months ended March 31, 2003 includes the write off of $2.3 million of Cerezyme finished goods in 2003 due to production issues, for which there is no similar write off in the three months ended March 31, 2004.

        Product margin for our Biosurgery reporting segment decreased 8% for the three months ended March 31, 2004, as compared to the same period of 2003. The decrease is primarily due to a 15% decrease in sales of Synvisc and a 80% decrease in sales of Other Biosurgery product revenue resulting from the sale to Teleflex, Inc. of substantially all of the assets related to our cardiac devices business in June 2003. The decrease was partially offset by a 37% increase in sales of Sepra products.

        Product margin for our Diagnostics/Genetics reporting segment decreased 7% for the three months ended March 31, 2004, as compared to the same period of 2003. The decrease is primarily due to a 7% increase in cost of products sold for diagnostic products.

Service Margin

        Service margin for our Biosurgery reporting segment decreased 15% for the three months ended March 31, 2004, as compared to the same period of 2003, primarily due to the absence of service revenue related to Synvisc in 2004. This decrease was a result of $1.5 million of reimbursed expenses, classified as revenue, from our Synvisc distribution partner in the three months ended March 31, 2003 for which there were no comparable amounts in the same period of 2004.

        Service margin for our Diagnostics/Genetics reporting segment decreased 1% for the three months ended March 31, 2004, as compared to the same period of 2003, primarily due to a 17% increase in the sales of our molecular genetics (DNA) and cancer testing services and our continued growth in the prenatal screening market, offset by an increase in costs associated with these services, which increased 31% for the three months ended March 31, 2004, as compared to the same period of 2003.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, or SG&A, increased $29.0 million, or 25%, to $143.2 million for the three months ended March 31, 2004, as compared to $114.2 million for the same period of 2003, primarily due to:

  •
  an increase of $5.1 million in SG&A for Renagel primarily due to selling and marketing activities related to increased market penetration for Renagel in Europe;

  •
  an increase of $13.8 million in SG&A for Therapeutics products, including:

  •
  $5.2 million attributable to our increased market penetration for Fabrazyme in Europe and the launch of the product in the United States during the second quarter of 2003;

  •
  $8.6 million attributable to an increase in expenditures related to other Therapeutics selling initiatives, including $4.6 million for Cerezyme and $2.2 million for Thyrogen;

  •
  the addition of $8.7 million of SG&A for Transplant resulting from the acquisition of SangStat in September 2003 for which there are no comparable amounts in the three months ended March 31, 2003; and

  •
  an increase of $6.9 million in Corporate SG&A, primarily due to increased rent and facility costs associated with our new corporate headquarters in Cambridge, Massachusetts which we began occupying in the fourth quarter of 2003, consulting fees related to compliance with the Sarbanes-Oxley Act of 2002 and insurance costs.

        These increases were partially offset by decreases of:

  •
  $4.0 million in spending for Biosurgery, primarily driven by the sale of the cardiac device business in June 2003; and

  •
  $2.8 million in Other SG&A, primarily due to a decrease in spending for our cardiac science and oncology businesses.

Research and Development Expenses

        Research and development expenses increased $17.2 million, or 23%, to $92.8 million for the three months ended March 31, 2004, as compared to $75.6 million in the same period of 2003, primarily due to:

  •
  a $7.9 million increase in spending on Therapeutics research and development programs, including $5.1 million for two clinical trials that began in March and May 2003 for Myozyme, an investigational enzyme replacement therapy for Pompe disease, and $2.3 million resulting from the consolidation of Kallikrein LLC, our joint venture with Dyax for the development of DX-88 for the potential treatment of HAE and other chronic inflammatory diseases;

  •
  the addition of $5.0 million of research and development expenses resulting from the acquisition of SangStat in September 2003; and

  •
  a $5.6 million increase in spending for Corporate research and development efforts related to our corporate science activities that we do not allocate to our reporting segments.

Amortization of Intangibles

        The 50% increase in amortization of intangibles to $26.2 million for the three months ended March 31, 2004, as compared to $17.5 million for the same period of 2003, is primarily due to $8.7 million of additional amortization expense attributable to the intangible assets acquired in connection with our acquisition of SangStat in September 2003.

Purchase of In-Process Research and Development

        In connection with the acquisitions of SangStat in 2003 and Novazyme Pharmaceuticals, Inc. in 2001, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired from SangStat and Novazyme will need to complete a series of clinical trials, and receive FDA or other regulatory approvals, prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially affected.

SangStat

        In connection with our acquisition of SangStat in September 2003, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. Cyclosporine capsule is a novel smaller size formulation of generic cyclosporine. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million is attributable to RDP58 and $20.0 million is attributable to cyclosporine capsule.

        In March 2004, we received marketing authorization for both 25mg and 100mg cyclosporine capsules in a European country. Also in March 2004, we entered into an agreement with Procter & Gamble Pharmaceuticals, Inc. (PGP), a subsidiary of The Procter & Gamble Company, under which we granted to PGP an exclusive, worldwide license to develop and market RDP58 for the treatment of gastrointestinal and other disorders. We retained development and commercialization rights to RDP58 in pulmonary and other disorders that were not specifically licensed to PGP and also retained co-promotion rights with PGP in oncology-related disorders, such as chemo-therapy-induced diarrhea. In exchange for the grant of the license, PGP will pay us an upfront fee, milestone payments and royalties on product sales. The effectiveness of this agreement is subject to clearance under the Hart-Scott-Rodino Act.

        As of March 31, 2004, we estimated that it will take approximately ten years and an investment of approximately $150 million to complete the development of, obtain approval for and commercialize the first product based on the RDP58 technology for pulmonary and other disorders not licensed to PGP.

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

        The platform technology is specific to LSDs, and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of March 31, 2004, we estimated that it will take approximately four to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
Equity in loss of equity method investments	$(3,831)	$(4,194)	(9)%
Minority interest	1,162	—	N/A
Other	29	750	(96)%
Investment income	7,676	11,614	(34)%
Interest expense	(10,326)	(6,490)	59%

Total other income (expenses)	$(5,290)	$1,680	(415)%

Equity in Loss of Equity Method Investments

        We record in equity in loss of equity method investments our portion of the results of our joint ventures with BioMarin Pharmaceutical Inc., Diacrin, Inc., Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc. (THP).

        Our equity in loss of equity method investments decreased 9% to $3.8 million for the three months ended March 31, 2004 as compared to $4.2 million for the same period of 2003. The largest component of our equity in loss of equity method investments was net losses from our joint venture with BioMarin, which decreased 24% to $3.1 million for the three months ended March 31, 2004, as compared to the same period of 2003. We did not record in equity in loss of equity method investments, our portion of the losses of Peptimmune and THP in the first quarter of 2003 because they were not our equity method investee at that time.

Minority Interest

        In 2003, we acquired a 49.99% interest in Kallikrein LLC, our joint venture with Dyax for the development of DX-88 for the potential treatment of HAE and other chronic inflammatory diseases. Under our collaboration agreement with Dyax, we have agreed that both companies will share future development costs for HAE. The first significant research and development activities of the joint venture commenced in the fourth quarter of 2003. In addition, Dyax will receive milestone payments from us upon dosing the first HAE patient in a pivotal clinical trial of DX-88 and upon regulatory approval for the first indication. Dyax will also receive milestone payments from us if DX-88 is approved for additional indications. Both companies will share equally in profits from sales of DX-88 for HAE and/or other chronic inflammatory diseases. In March 2003, Dyax exercised an option to acquire from us all rights to DX-88 for surgical indications.

        As a result of our adoption of FIN 46, we have consolidated the results of Kallikrein LLC and Excigen, a collaboration partner. Our consolidated balance sheet as of March 31, 2004 includes assets of $2.7 million related to Kallikrein LLC, substantially all of which are included in other current assets. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen are not significant.

Other

        We periodically enter into foreign currency forward contracts, all of which have a maturity of less than three years. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of March 31, 2004 is $71.6 million. The contracts' fair value, representing unrealized gains, was $1.3 million at March 31, 2004.

Investment Income

        Our investment income decreased 34% for the three months ended March 31, 2004, as compared to the same period of 2003, primarily due to an overall decline in our average portfolio yield.

Interest Expense

        Our interest expense increased 59% for the three months ended March 31, 2004, as compared to the same period of 2003, primarily due to an increase in average debt balances outstanding in 2004 resulting from:

  •
  $11.3 million in principal of a 6.5% convertible note due and paid on March 29, 2004 in favor of UBS AG London, which we assumed in connection with our acquisition of SangStat in September 2003;

  •
  $5.0 million of notes payable, also assumed in connection with our acquisition of SangStat;

  •
  $690.0 million in principal of our 1.25% convertible senior notes issued in December 2003 and due December 2023; and

  •
  $130.2 million capital lease obligation related to our corporate headquarters in Cambridge, Massachusetts recorded in November 2003.

The increase was offset, in part, by interest not recorded in 2004 due to the following:

  •
  payment, in May 2003, of the full $10.0 million in principal of the 6.9% convertible subordinated note assumed in connection with our acquisition of Biomatrix; and

  •
  no amount borrowed and outstanding under the revolving credit facility in 2004.

Provision for Income Taxes

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2004	2003
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(28,824)	$(18,998)	52%
Effective tax rate	30%	30%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of our:

  •
  provision for state income taxes;

  •
  tax benefits from export sales; and

  •
  use of tax credits.

        We are currently under IRS Audit for tax years 1996 to 1999. We believe that we have provided sufficiently for all audit exposures. A favorable settlement of the audit may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the exam.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At March 31, 2004 and December 31, 2003, we had cash, cash equivalents and short- and long-term investments of $1.2 billion.

        The following is a summary of our statements of cash flows for the three months ended March 31, 2004 and 2003.

Cash Flows from Operating Activities and Investing Activities

        Cash flows from operating and investing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities	$89,409	$76,390

Cash flows from investing activities:
Net purchases of investments, including investments in equity securities	$(35,956)	$(49,019)
Purchases of property, plant and equipment	(32,269)	(45,752)
Investments in equity investees	(1,938)	(4,112)
Acquisitions	(69,857)	—
Other investing activities	(420)	(602)

Cash flows from investing activities	$(140,440)	$(99,485)

        Cash flows from operating activities increased 17% for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to an increase in the overall net cash provided by operations.

        For the three months ended March 31, 2004, acquisitions, capital expenditures and net purchases of investments accounted for significant cash outlays for investing activities. For the three months ended March 31, 2004, we used:

  •
  $69.9 million in cash for acquisitions, including $47.6 million to acquire Alfigen in February 2004 and $21.5 million for the initial deposits paid in March 2004 for the oncology testing assets we acquired from IMPATH in May 2004;

  •
  $32.3 million in cash to fund purchases of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Ireland, the United Kingdom, Belgium and the United States, ongoing tenant improvements at our corporate headquarters facility in Cambridge, Massachusetts and expenditures related to other manufacturing expansions and relocations; and

  •
  $36.0 million in cash for the net purchases of investments, including investments in equity securities.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Cash flows from financing activities:
Proceeds from issuance of common stock	$32,170	$9,011
Payments of debt and capital lease obligations	(12,262)	(202)
Bank overdraft	1,106	2,289
Minority interest	1,810	—
Other financing activities	629	249

Cash flows from financing activities	$23,453	$11,347

        Cash flows from financing activities increased 107% for the three months ended March 31, 2004, as compared to the same period of 2003.

        For the three months ended March 31, 2004, financing activities generated $35.7 million of cash primarily due to $32.2 million of proceeds from the issuance of common stock under our stock plans. This source was offset, in part, by $12.3 million in cash utilized to repay debt and capital lease obligations, including $11.3 million used to repay a 6.5% convertible note due March 29, 2004 in favor of UBS AG London, which we assumed in September 2003 in connection with the acquisition of SangStat.

        For the three months ended March 31, 2003, financing activities generated $11.5 million of cash primarily due to $9.0 million of proceeds from the issuance of common stock under our stock plans.

Revolving Credit Facility

        On December 10, 2003 we entered into a three year $350.0 million revolving credit facility. In December 2003, we drew down $300.0 million under this new facility, which we also repaid in December 2003, with accrued interest. As of March 31, 2004, no amounts were outstanding under this new revolving credit facility. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin. The terms of the revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to not exceed maximum leverage ratios. We currently are in compliance with these covenants.

Financial Position

        We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

  •
  redemption of our 3% convertible subordinated debentures on June 1, 2004, including $575.0 million in principal, accrued interest of approximately $0.8 million and $4.3 million in premium. Upon redemption, we will also record a non-cash charge of $5.3 million to interest expense in our consolidated statements of operations to write off the unamortized portion of the debt fees associated with these debentures;

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including approximately $191 million in May 2004 for the remaining cash consideration due for the acquisition of the oncology testing assets of IMPATH;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        Our cash reserves will be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. The notes are convertible into Genzyme General Stock at an initial conversion price of approximately $71.24 per share. Holders of the notes may require us to repurchase all or any part of the notes for cash, stock, or a combination, at our option, on December 1, 2008, 2013 or 2018, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest through the date prior to the date of repurchase. Additionally, upon a change of control, each holder may require us to repurchase for cash at 100% of the principal amount of the notes plus accrued interest, all or a portion of the holder's notes. On or after December 1, 2008, we may redeem for cash at 100% of the principal amount of the notes plus accrued interest, all or part of the notes that have not been previously converted or repurchased.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigations can be expensive and a court may ultimately require that we pay expenses and damages. We also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you detail on these legal proceedings in the notes to our financial statements and under the heading "Legal Proceedings" in Item 1. to Part II of this Form 10-Q.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and have joint ventures and certain other equity method investments that are engaged in the research, development and commercialization of products resulting from the arrangements. Entities falling within the scope of FIN 46 are included in our consolidated results if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the losses of these entities in the line item "Equity in loss of equity method investments" in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        Variable Interest Entities.    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," as amended and revised in December 2003, which addresses the consolidation of VIEs by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risk or rewards associated with the VIE. Immediate application of FIN 46 was required for all potential VIEs created after January 31, 2003. For potential VIEs created prior to February 1, 2003, the consolidation requirements apply for periods ending after March 15, 2004. FIN 46 also requires enhanced disclosures related to VIEs. As a result of our adoption of FIN 46, we have consolidated the results of Kallikrein LLC, our joint venture with Dyax of which we became a member of in 2003 and Excigen, a collaboration partner. Our consolidated balance sheet as of March 31, 2004 includes assets of $2.7 million related to Kallikrein LLC, substantially all of which are included in other current assets. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations for the three months ended March 31, 2004. The results of Excigen are not significant.

        Employers' Disclosures about Pensions and Other Postretirement Benefits.    In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which we refer to as SFAS No. 132 (revised). This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For U.S. defined benefit pension plans and other defined benefit postretirement plans, SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Disclosure of information about foreign plans required under SFAS No. 132 (revised) is effective for fiscal years ending after June 15, 2004. The interim period disclosures required by SFAS No. 132 (revised) are effective for interim periods beginning after December 31, 2003. The adoption of SFAS No. 132 (revised) did not have a material impact on our disclosures about pensions and other postretirement benefits for the year ended December 31, 2003 because we only have one U.S. defined benefit plan, which has been frozen since December 1995 and was fully funded as of December 31, 2003. Note 12., "Defined Benefit Pension Plans," to this Form 10-Q includes the interim period disclosures required under SFAS No. 132 (revised) for our foreign defined benefit plans.

        Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.    In April 2004, the EITF issued Statement No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004, which is our second quarter, and is required to be retroactively applied. We are currently evaluating the effect of adopting EITF 03-06 on our earnings per share.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of enzyme-replacement products for patients with Gaucher disease. Sales of Cerezyme and its predecessor Ceredase totaled $733.8 million for the year ended December 31, 2003, representing approximately 47% of our consolidated product revenue for that year. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. Historically, we have marketed Cerezyme for Type 1 Gaucher disease. In 2003, the label in the European Union was expanded to include Type 3 Gaucher disease. We do not know whether the expanded European label will increase sales.

If we fail to increase sales of several products, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to profitably increase revenue from many different products and services. The products include Fabrazyme, Renagel, Synvisc, Thymoglobulin, and Thyrogen. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product;

  •
  the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

  •
  our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost efficient manner;

  •
  regulation by the FDA and other government authorities;

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products;

  •
  the effectiveness of our sales force;

  •
  the availability of reimbursement from third party payors and the extent of coverage; and

  •
  the size of the patient population for each product.

        Part of our growth strategy involves conducting additional clinical trials to support approval of expanded uses of some of our products and pursuing marketing approval for our products in new jurisdictions. With Synvisc, for example, we are pursuing marketing approval in Japan and are seeking to expand approval in the United States to cover use as a treatment of pain from osteoarthritis in the hip. The success of this component of our growth strategy will depend on the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals.

        Because the healthcare industry is extremely competitive and regulatory requirements rigorous, we spend substantial funds marketing our products and attempting to expand approved uses for them. These expenditures depress near-term profitability, with no assurance that the expenditures will generate future profits that justify the expenditures.

Our future success will depend on our ability to effectively develop and market our products against those of our competitors.

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical firms and biotechnology companies, have developed and are developing products and services that compete with our products, services, and product candidates. If doctors or patients prefer these competitive products or these competitive products have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products.

        Celltech Group plc and Actelion Ltd. have developed Zavesca®, a small molecule drug candidate for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, has received marketing approval of Zavesca in Israel. In addition, Transkaryotic Therapies Inc. (TKT) initiated clinical trials in April 2004 for its gene-activated glucocerebrosidase program, also to treat Gaucher disease.

        Nabi Biopharmaceuticals is currently marketing PhosLo®, a calcium based phosphate binder. Like Renagel, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, Shire Pharmaceuticals Group plc is developing Fosrenol® lanthanum carbonate, a non-calcium based phosphate binder, has filed for marketing approval in the United States, the European Union, and Canada, and has received an approvable letter from the FDA. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

        In the European Union, TKT is marketing a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme. In addition, while Fabrazyme has received Orphan Drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States.

        Smith & Nephew Orthopaedics, Anika Therapeutics, Inc., Sanofi-Synthelabo Inc. and OrthoBiotech, L.P. are selling products that compete directly with Synvisc, and we believe other directly competitive products are under development. Furthermore, several companies market products designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer, or more cost-effective.

        The examples above are illustrative. Almost all of our products face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal storage disorders that are more effective or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, our recent acquisition of SangStat and collaborations with MacroGenics and Cortical Pty Ltd., all in 2003, reflect our commitment to the immune-mediated disease area. Several pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

If we fail to obtain adequate levels of reimbursement for our products from third party payors, the commercial potential of our products will be significantly limited.

        A substantial portion of our revenue comes from payments by third party payors, including government health administration authorities and private health insurers. As a result of the trend toward managed healthcare in the United States, as well as governmental actions and proposals to reduce payments under government insurance programs, third party payors are increasingly attempting to contain healthcare costs by:

  •
  challenging the prices charged for healthcare products and services;

  •
  limiting both the coverage and the amount of reimbursement for new therapeutic products;

  •
  shifting payments for products and services through co-payments, co-insurance and other risk sharing arrangements;

  •
  denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third party payors; and

  •
  refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval.

        Government and other third party payors may not provide adequate insurance coverage or reimbursement for our products and services, which would impair our financial results. In addition, third party payors may not reimburse patients for newly approved healthcare products, which could decrease demand for our products. Furthermore, legislatures, including the U.S. Congress, occasionally discuss implementing broad-based measures to contain healthcare costs. If third party reimbursement is further constrained, or if legislation is passed to contain healthcare costs, our profitability and financial condition will suffer.

We may encounter substantial difficulties managing our growth.

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. With respect to Renagel, for example, we have spent considerable resources building out and seeking regulatory approvals for our tableting facility in Waterford, Ireland and manufacturing plants in Haverhill, UK. We cannot assure that the facilities will prove sufficient to meet demand for Renagel, or that we will sell sufficient quantities of Renagel to recoup our investment in these facilities. In addition, we have invested in building a new manufacturing plant in Geel, Belgium for the production of monoclonal antibodies for clinical trials and commercial products. We cannot assure you that the facility will obtain the required approvals to begin operations, or that its output will allow us to recoup our investment. We incur similar costs for our other products and product candidates with comparable risks.

        If we are able to grow sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult. With Renagel, for example, we have encountered problems managing inventory levels at wholesalers. Similarly, we encounter difficulty forecasting revenue trends for Synvisc because our marketing partners are largely responsible for end-user sales. Comparable problems may arise with our other products, particularly during market introduction.

        Growth in our business may also contribute to fluctuations in our operating results, which may cause the price of our securities to decline. Our revenue may fluctuate due to many factors, including changes in:

  •
  wholesaler buyer patterns;

  •
  reimbursement rates;

  •
  physician prescribing habits;

  •
  the availability or pricing of competitive products; and

  •
  currency exchange rates.

        We may also experience fluctuations in our quarterly results due to price changes and sales incentives. For example, if we announce a future price increase, purchasers of our products, particularly wholesalers, may increase current purchase orders and reduce order levels following the price increase. We occasionally offer sales incentives and promotional discounts on some of our products and services that could have a similar impact. In addition, some of our products are subject to seasonal fluctuation in demand.

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our recent acquisition of SangStat Medical Corporation, our recent acquisition of the oncology testing assets of IMPATH and our expected merger with ILEX Oncology, Inc., there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

Manufacturing problems may cause product launch delays, inventory shortages, excess capacity and unanticipated costs.

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products at approved facilities. In connection with our efforts to avoid supply constraints with Renagel, we have built two new manufacturing plants in Haverhill, UK and a tableting facility in Waterford, Ireland. In addition, we have invested in a monoclonal antibody manufacturing plant in Geel, Belgium. Building these, and our other production facilities, is expensive, and our ability to recover these costs will depend on increased revenue from the products produced at the facilities. Furthermore, we may encounter production interruptions at these facilities, which could lead to inventory shortages and other problems. A number of factors could cause production interruptions, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

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

        The manufacturing processes we employ to produce small quantities of material for research and development activities and clinical trials may not be successfully scaled up for production of commercial quantities at a reasonable cost, or at all. Many of our products are difficult to manufacture. Our products that are biologics, for example, require product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the products that result in lot failures, product recalls, or product liability.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. These include a joint venture with BioMarin Pharmaceutical Inc. with respect to Aldurazyme, and a marketing relationship under which Wyeth distributes Synvisc in several jurisdictions. The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

  •
  terminate the agreements or limit our access to the underlying intellectual property;

  •
  fail to devote financial or other resources to the alliances and thereby hinder or delay development, manufacturing or commercialization activities;

  •
  fail to successfully develop, manufacture or commercialize any products; or

  •
  fail to maintain the financial resources necessary to continue financing their portion of the development, manufacturing, or commercialization costs or their own operations.

        Furthermore, payments we make under these arrangements, such as the $12.1 million payment we made to BioMarin in May 2003 upon receipt of FDA approval of Aldurazyme, may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did in September and October 2003 with Cambridge Antibody Technology Group plc. Many of these investments decline in value and as a result, we may incur financial statement charges in the future.

The development of new biotechnology products involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.

        We have multiple products under development and devote considerable resources to research and development, including clinical trials. For example, we are currently conducting two clinical trials for Myozyme, an enzyme replacement therapy intended to treat Pompe disease, and we are spending considerable resources attempting to develop new treatments for Gaucher disease.

        Before we can commercialize our development-stage products, we will need to:

  •
  conduct substantial research and development;

  •
  undertake preclinical and clinical testing;

  •
  develop and scale-up manufacturing processes; and

  •
  pursue regulatory approvals and, in some countries, pricing approvals.

This process involves a high degree of risk and takes several years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

  •
  failure of the product candidate in preclinical studies;

  •
  difficulty enrolling patients in clinical trials, particularly for disease indications with small populations;

  •
  patients exhibiting adverse reactions to the product candidate or indications or other safety concerns;

  •
  insufficient clinical trial data to support the effectiveness of the product candidate;

  •
  our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; or

  •
  our failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured.

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. We may decide to abandon development of a product or service candidate at any time or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would adversely impact the timing for generating possible revenue for those product candidates.

        Our efforts to expand the approved indications for our products and to gain marketing approval in new jurisdictions also may fail. These expansion efforts are subject to many of the risks associated with completely new products, and, accordingly, we may fail to recoup the investments we make pursuing these expansions.

Government regulation imposes significant costs and restrictions on the development and commercialization of our products and services.

        Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis, or at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign jurisdictions must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials; similar problems could delay or prevent us from obtaining approvals. Furthermore, regulatory authorities, including the FDA, may not agree with our interpretations of our clinical trial data, which could delay, limit or prevent regulatory approvals.

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

  •
  the ability of consumers residing in the United States to purchase therapeutic products and medical devices that have been imported from manufacturers and distributors located outside of the United States; and

  •
  the amount of reimbursement available from governmental agencies or other third party payors.

        New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, which relate to health care availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and we may need to revise our research and development programs.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of March 31, 2004, we had approximately $1.2 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities. We intend to use substantial portions of our available cash for:

  •
  redemption of our 3% convertible subordinated debentures on June 1, 2004, including $575.0 million in principal, accrued interest of approximately $0.8 million and $4.3 million in premium. Upon redemption, we will also record a non-cash charge of $5.3 million to interest expense in our consolidated statements of operations to write off the unamortized portion of the debt fees associated with these debentures;

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including approximately $191 million in May 2004 for the remaining cash consideration due for the acquisition of the oncology testing assets of IMPATH;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff;

  •
  working capital, including satisfaction of our obligations under capital and operating leases; and

        We may further reduce available cash reserves to pay principal and interest on outstanding debt, including $690.0 million in principal of 1.25% convertible senior notes due December 2023.

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

        Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential for 18 months following their filing, and because third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, our patent applications may not have priority over patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators' patents, or those patents for which we have license rights, and is successful, a court could declare our patents invalid or unenforceable or limit the scope of coverage of those patents.

        The USPTO and the courts have not consistently treated the breadth of claims allowed or interpreted in biotechnology patents. If the USPTO or the courts begin to allow or interpret claims more broadly, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow or interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

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

        Third party patents may cover some of the products or services that we or our strategic partners are developing or testing. In addition, we are aware of a United States patent owned by Columbia University relating to the manufacture of recombinant proteins in CHO cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner, BioMarin, uses to manufacture Aldurazyme. We are challenging the validity of this patent in a federal lawsuit filed in June 2003. While we are licensed under the patent for a royalty of approximately 1.5% of sales of Cerezyme, Fabrazyme and Thyrogen, we have not paid the royalty pending the outcome of the litigation. We have received from Columbia a notice of breach under our license agreement. If we do not prevail in our litigation challenging the patent, or if we do not prevail in any litigation related to the license agreement termination, we would be obligated to pay a royalty on sales of products that we use CHO cells to manufacture.

        A United States patent is entitled to a presumption of validity, and, accordingly, we face significant hurdles in any challenge to a patent. In addition, even if we are successful in challenging the validity of a patent, the challenge itself may be expensive and require significant management attention.

        To the extent valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use, or sell these products and services, and payments under them would reduce our profits from these products. We may not be able to obtain these licenses on acceptable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products and services, which would limit our profitability.

We may incur substantial costs as a result of litigation or other proceedings.

        A third party may sue us or one of our strategic collaborators for infringing the third party's patent or other intellectual property rights. Likewise, we or one of our strategic collaborators may sue to enforce intellectual property rights or to determine the scope and validity of third party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:

  •
  pay monetary damages;

  •
  stop commercial activities relating to the affected products or services;

  •
  obtain a license in order to continue manufacturing or marketing the affected products or services; or

  •
  compete in the market with a substantially similar product.

        We are also currently involved in litigations and investigations that do not involve intellectual property claims, such as shareholder suits and government investigations regarding certain of our business decisions and practices, and may be subject to additional actions in the future. For example, we are currently defending several lawsuits brought in connection with the elimination of our tracking stock in June 2003, some of which claim considerable damages. The federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. In addition, enforcement authorities have instituted actions under health care "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, may bring product liability claims against us or our subsidiaries. If any such actions are initiated against us, those actions may have a significant effect on our business.

        We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on acceptable terms. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

        Regardless of merit or eventual outcome, investigations and litigations may result in:

  •
  diversion of management's time and attention;

  •
  expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

  •
  limitations on our ability to continue some of our operations;

  •
  decreased demand for our products and services; and

  •
  injury to our reputation.

Changes in the economic, political, legal and business environments in the foreign countries in which we do business could cause our international sales and operations, which account for a significant percentage of our consolidated net sales, to be limited or disrupted.

        Our international operations accounted for approximately 47% of our consolidated product and service revenues for the quarter ended March 31, 2004. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

Our level of indebtedness may harm our financial condition and results of operations.

        At March 31, 2004, we had $1.3 billion of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

  •
  increasing our vulnerability to adverse changes in general economic and industry conditions; and

  •
  limiting our ability to obtain additional financing for capital expenditures, acquisitions, general corporate and other purposes.

        Our ability to make payments of principal and interest on our indebtedness depends upon our future operating and financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to these risks has not materially changed since December 31, 2003.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2003 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of March 31, 2004 and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of March 31, 2004 which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme General Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint for failure to state a claim on November 12, 2003. The plaintiff in this case has appealed the dismissal of the complaint. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and plan to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of three percent (3%) per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded a liability of approximately $11 million in our 2003 financial statements. This liability remains in accrued expenses in our consolidated balance sheet as of March 31, 2004. We are considering whether to appeal the Tribunal's judgment.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in CHO cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. We have received notice from Columbia that we are in breach of our license agreement. In the event we were to lose our lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia. Columbia University has filed a motion to consolidate this case, with three other similar cases filed against it, into one case to be handled by the Judicial Panel on MDL process. A hearing on the MDL process was held in March 2004, resulting in a transfer of the case to the U.S. District Court for the district of Massachusetts. We expect discovery to commence in the second half of 2004.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al, (Case No. RG 03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action are SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of suit, including attorneys' fees. The plaintiff filed an amended complaint in November 2003. On April 5, 2004, the Court granted SangStat's motion to dismiss with prejudice.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    See the Exhibit Index following the signature page to this report on Form 10-Q.

  (b)
  Reports on Form 8-K

    On February 19, 2004, we furnished a Current Report on Form 8-K dated February 19, 2004 to report under Item 12 the issuance of a press release announcing our anticipated results of operations and financial condition for the quarter and year ended December 31, 2003.

    On February 27, 2004, we filed a Current Report on Form 8-K dated February 26, 2004 to report under Item 5 that we entered into an Agreement and Plan of Merger with ILEX Oncology, Inc.

    On April 8, 2004, we filed a Current Report on Form 8-K dated April 7, 2004 to report under Items 5 and 7 the unaudited, pro forma combined financial information describing the pro forma effect of our proposed transaction with ILEX Oncology, Inc. on our statements of operations for the year ended December 31, 2003, as if the transaction had occurred on January 1, 2003, and our balance sheet as of December 31, 2003, as if the transaction had occurred on that date.

    On April 15, 2004, we furnished a Current Report on Form 8-K dated April 15, 2004 to report under items 7 and 9 the issuance of a press release announcing our anticipated results of operations for the three months ended March 31, 2004.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
DATE: May 7, 2004	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 26, 2004, among Genzyme Corporation, GLBC Corp., GLBC LLC and ILEX Oncology, Inc. Filed as Exhibit 2.1 to Genzyme's Current Report on Form 8-K filed on February 26, 2004 and incorporated herein by reference. (File No. 0-14680)*
10.1	Amendment to Collaboration Agreement, dated January 1, 2004, between Genzyme and Sankyo Pharma, Inc. Filed herewith.†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated by reference.

†
Confidential treatment has been requested for deleted portions of Exhibit 10.1.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2004 TABLE OF CONTENTS
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
FACTORS AFFECTING FUTURE OPERATING RESULTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX