Form 10-Q
period 2004-06-30
GENZYME CORP
filed 2004-08-09
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

        The number of shares of Genzyme Stock outstanding as of July 31, 2004: 227,990,022

NOTE REGARDING REFERENCES TO GENZYME DIVISIONS AND SERIES OF STOCK

        Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation.

        Through June 30, 2003, we had three operating divisions, which we referred to as follows:

  •
  Genzyme General Division = "Genzyme General;"

  •
  Genzyme Biosurgery Division = "Genzyme Biosurgery;" and

  •
  Genzyme Molecular Oncology Division = "Genzyme Molecular Oncology."

        Through June 30, 2003, we also had three outstanding series of common stock. Each series was designed to reflect the value and track the performance of one of our divisions. We referred to each series of common stock as follows:

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

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. Effective July 1, 2003, we have one outstanding series of common stock, which we referred to as Genzyme General Stock (subsequently referred to as Genzyme Stock—see below).

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Accordingly, earnings allocated to Genzyme General Stock for the three and six months ended June 30, 2004 reflect the earnings for the corporation as a whole. Earnings allocated to Genzyme General Stock for the three and six months ended June 30, 2003 reflect the earnings allocated to Genzyme General and do not include the losses allocated to Biosurgery Stock and Molecular Oncology Stock for those periods.

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

        From July 1, 2003 through May 27, 2004, we referred to our one outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we now refer to as Genzyme Stock.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements, including statements regarding our:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services;

  •
  merger and acquisition activity, including the anticipated timing of our merger with ILEX Oncology, Inc., or ILEX, and potential in-process research and development, or IPR&D, charges resulting from the merger;

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

  •
  projected future earnings and earnings per share;

  •
  assessment of the outcome and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

  •
  projected cash needs;

  •
  assessment of legal and regulatory proceedings;

  •
  intention to repay the outstanding indebtedness under our revolving credit facility within a year; and

  •
  IRS audit, including our provision for liabilities and potential for reduction of future tax provisions.

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

  •
  our ability to consummate the expected merger with ILEX, which remains subject to clearance by the Federal Trade Commission, commonly referred to as the FTC, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which we refer to as the Hart-Scott-Rodino Act, and our success at integrating that business;

  •
  the use of cash in business combinations or other strategic initiatives;

  •
  our ability to identify new patients for our products and services;

  •
  our ability to satisfy the post-marketing commitments made as a condition of certain marketing approvals of Fabrazyme and Aldurazyme;

  •
  the accuracy of our information regarding the products and resources of our competitors and potential competitors;

  •
  the content and timing of submissions to and decisions made by the United States Food and Drug Administration, commonly referred to as the FDA, and other regulatory agencies;

  •
  the availability of reimbursement for our products and services from third-party payors, the extent of such coverage and the accuracy of our estimates of the payor mix for our products;

  •
  our ability to increase market penetration outside the United States for Fabrazyme, Thyrogen and Renagel;

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

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the FTC, and other judicial bodies and regulatory authorities;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues and related costs, in future periods;

  •
  our ability to successfully integrate the business units acquired from IMPATH, Inc., or IMPATH;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price, and potential changes in accounting rules;

  •
  the outcome of our IRS audit; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties under the heading "Factors Affecting Future Operating Results" in Item 2 to Part I of this Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, IMPATH®, Carticel®, Seprafilm®, Myozyme® and Epicel® are registered trademarks of Genzyme. Sepra™ is a trademark of Genzyme. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Thymoglobulin® and Lymphoglobuline® are registered trademarks of SangStat Medical Corporation. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2004
TABLE OF CONTENTS

v

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$491,264	$383,232	$945,629	$729,721
Net service sales	54,777	31,550	89,558	63,048
Revenues from research and development contracts:
Related parties	—	684	—	1,122
Other	3,547	3,437	5,652	6,871

Total revenues	549,588	418,903	1,040,839	800,762

Operating costs and expenses:
Cost of products sold	107,442	100,306	213,543	195,140
Cost of services sold	35,426	19,271	56,287	36,249
Selling, general and administrative	152,850	130,807	296,070	245,031
Research and development (including research and development related to contracts)	99,370	79,063	192,186	154,694
Amortization of intangibles	27,245	17,641	53,490	35,146
Charge for impairment of goodwill	—	102,792	—	102,792
Charge for impaired asset	—	2,898	—	2,898

Total operating costs and expenses	422,333	452,778	811,576	771,950

Operating income (loss)	127,255	(33,875)	229,263	28,812

Other income (expenses):
Equity in loss of equity method investments	(4,274)	(4,804)	(8,105)	(8,998)
Minority interest	964	—	2,126	—
Gain (loss) on investments in equity securities	71	(3,620)	424	(3,620)
Loss on sale of product line	—	(29,367)	—	(29,367)
Other	(390)	769	(714)	1,519
Investment income	5,603	12,428	13,279	24,042
Interest expense	(17,495)	(6,335)	(27,821)	(12,825)

Total other income (expenses)	(15,521)	(30,929)	(20,811)	(29,249)

Income (loss) before income taxes	111,734	(64,804)	208,452	(437)
Provision for income taxes	(33,558)	(9,726)	(62,382)	(28,724)

Net income (loss)	$78,176	$(74,530)	$146,070	$(29,161)

Comprehensive income (loss), net of tax:
Net income (loss)	$78,176	$(74,530)	$146,070	$(29,161)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,856)	44,120	(15,285)	58,894
Gain on affiliate sale of stock, net of tax	—	—	—	2,856
Other	392	(146)	452	(77)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(4,565)	7,534	(2,139)	11,533
Reclassification adjustment for losses included in net income (loss)	245	2,288	90	2,288

Unrealized gains (losses) on securities, net	(4,320)	9,822	(2,049)	13,821

Other comprehensive income (loss)	(9,784)	53,796	(16,882)	75,494

Comprehensive income (loss)	$68,392	$(20,734)	$129,188	$46,333

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) per share:
Allocated to Genzyme Stock(1,2):
Genzyme General net income	$78,176	$62,781	$146,070	$120,574
Tax benefit allocated from Genzyme Biosurgery	—	6,398	—	8,720
Tax benefit allocated from Genzyme Molecular Oncology	—	1,657	—	3,420

Net income allocated to Genzyme Stock	$78,176	$70,836	$146,070	$132,714

Net income per share of Genzyme Stock:
Basic	$0.35	$0.33	$0.65	$0.62

Diluted	$0.34	$0.32	$0.63	$0.60

Weighted average shares outstanding:
Basic	226,578	216,313	226,145	215,702

Diluted	231,544	222,867	231,731	221,650

Allocated to Biosurgery Stock(1,2):
Genzyme Biosurgery net loss		$(152,554)		$(166,656)
Allocated tax benefit		11,597		14,005

Net loss allocated to Biosurgery Stock		$(140,957)		$(152,651)

Net loss per share of Biosurgery Stock—basic and diluted		$(3.46)		$(3.76)

Weighted average shares outstanding		40,681		40,630

Allocated to Molecular Oncology Stock(1,2):
Net loss allocated to Molecular Oncology Stock		$(4,409)		$(9,224)

Net loss per share of Molecular Oncology Stock—basic and diluted		$(0.26)		$(0.54)

Weighted average shares outstanding		16,978		16,958

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings to Genzyme Biosurgery and Genzyme Molecular Oncology. From that date forward, all of our earnings are allocated to Genzyme General. Earnings or losses allocated to Genzyme Biosurgery and Genzyme Molecular Oncology prior to July 1, 2003 remain allocated to those divisions and are not affected by the elimination of our tracking stock structure.

(2)
From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we refer to as Genzyme Stock.

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$289,857	$292,774
Short-term investments	10,543	120,712
Accounts receivable, net	473,053	397,439
Inventories	268,920	267,472
Prepaid expenses and other current assets	69,422	110,872
Deferred tax assets	133,433	133,707

Total current assets	1,245,228	1,322,976
Property, plant and equipment, net	1,202,580	1,151,133
Long-term investments	356,647	813,974
Notes receivable—related parties	9,470	12,318
Goodwill, net	803,178	621,947
Other intangible assets, net	895,237	895,844
Investments in equity securities	121,651	110,620
Other noncurrent assets	70,764	75,716

Total assets	$4,704,755	$5,004,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,543	$97,474
Accrued expenses	262,869	267,304
Deferred revenue and other income	12,611	6,837
Current portion of long-term debt, convertible notes and capital lease obligations	144,480	20,410

Total current liabilities	497,503	392,025
Long-term debt and capital lease obligations	148,131	150,349
Convertible notes and debentures	690,000	1,265,000
Deferred revenue—noncurrent	7,870	3,388
Deferred tax liabilities	186,213	205,923
Other noncurrent liabilities	51,349	51,431

Total liabilities	1,581,066	2,068,116

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock—Genzyme Stock, $0.01 par value	2,269	2,247
Additional paid-in capital-Genzyme Stock	3,015,917	2,957,578
Notes receivable from stockholders	(13,557)	(13,285)
Accumulated deficit	(52,490)	(198,560)
Accumulated other comprehensive income	171,550	188,432

Total stockholders' equity	3,123,689	2,936,412

Total liabilities and stockholders' equity	$4,704,755	$5,004,528

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	146,070	(29,161)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102,701	73,248
Provision for bad debts	4,928	1,328
Charge for impairment of goodwill	—	102,792
Charge for impaired asset	—	2,898
Equity in loss of equity method investments	8,105	8,998
Minority interest	(2,126)	—
Loss on investments in equity securities	—	3,620
Loss on sale of product line	—	29,367
Write off of unamortized debt fees	5,329	—
Deferred income tax benefit	(17,284)	(20,367)
Tax benefit from employee stock options	15,067	10,135
Other	3,560	(116)
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(72,609)	(25,673)
Inventories	2,597	17,402
Prepaid expenses and other current assets	20,416	(7,703)
Accounts payable, accrued expenses and deferred revenue	7,553	(3,653)

Cash flows from operating activities	224,307	163,115

Cash Flows from Investing Activities:
Purchases of investments	(222,985)	(428,891)
Sales and maturities of investments	777,830	265,249
Purchases of equity securities	(3,028)	(1,900)
Purchases of property, plant and equipment	(84,037)	(111,890)
Investments in equity investees	(17,895)	(10,955)
Purchases of intangible assets	(4,800)	(12,100)
Acquisitions, net of acquired cash	(264,143)	—
Other	821	1,498

Cash flows from investing activities	181,763	(298,989)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	43,283	45,142
Proceeds from draw on credit facility	135,000	16,000
Payments of debt and capital lease obligations	(588,171)	(10,411)
Bank overdraft	1,175	472
Minority interest payable	2,006	—
Other	217	496

Cash flows from financing activities	(406,490)	51,699

Effect of exchange rate changes on cash	(2,497)	19,994

Decrease in cash and cash equivalents	(2,917)	(64,181)
Cash and cash equivalents at beginning of period	292,774	406,811

Cash and cash equivalents at end of period	$289,857	$342,630

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and services portfolio is focused on rare genetic disorders, renal disease, osteoarthritis, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel (including sales of bulk sevelamer);

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address pre-transplantation, prevention and treatment of acute rejection in organ transplantation, as well as other auto-immune disorders. The unit derives its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products and, through June 30, 2003, sales of cardiac device products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes diagnostic products, with a focus on in vitro diagnostics, and provides genetic and pathology/oncology testing services.

        We report the activities of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate, general and administrative operations, and corporate science activities that we do not allocate to our financial reporting units, under the caption "Corporate."

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

Elimination of Tracking Stock Structure

        Through June 30, 2003, we had three outstanding series of common stock—Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock. We also referred to these series of common stock as "tracking stock." Unlike typical common stock, each of our tracking stocks was designed to reflect the value and track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. Through June 30, 2003, we allocated earnings or losses to each series of tracking stock based on the net income or loss attributable to the corresponding division determined in accordance with accounting principles generally accepted in the United States as adjusted for the allocation of tax benefits.

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock were converted into options and warrants to purchase 401,257 shares of Genzyme General Stock, with exercise prices ranging from $24.27 to $2,356.12, and options to purchase shares of Molecular Oncology Stock were converted into options to purchase 198,855 shares of Genzyme General Stock, with exercise prices ranging from $26.01 to $478.27. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock (subsequently referred to as Genzyme Stock—see below).

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme General Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme General Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme General Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Accordingly, earnings allocated to Genzyme General Stock for the three and six months ended June 30, 2004 reflect the earnings for the corporation as a whole. Earnings allocated to Genzyme General Stock for the three and six months ended June 30, 2003 reflect the earnings allocated to Genzyme General and do not include the losses allocated to Biosurgery Stock and Molecular Oncology Stock for those periods.

        The elimination of our tracking stock capital structure had no effect on our consolidated net income (loss). In this Form 10-Q, and future Quarterly and Annual Reports, we will not provide separate financial statements for each of our former divisions, but will continue to provide our consolidated financial statements for the corporation as a whole.

        Through June 30, 2003, the chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division were provisions in our charter governing dividends and distributions. The provisions governing dividends provided that our board of directors had discretion to decide if and when to declare dividends, subject to certain limitations. To the extent that the following amount did not exceed the funds that would be legally available for dividends under Massachusetts law, the dividend limit for a stock corresponding to a division was the greater of:

  •
  the amount that would be legally available for dividends under Massachusetts law if the division were a separate legal corporation; or

  •
  the amount by which the greater of the fair value of the division's allocated net assets, or its allocated paid-in capital plus allocated earnings, exceeded its corresponding stock's par value, preferred stock preferences and debt obligations.

        The provisions in our charter governing dividends and distributions factored the assets and liabilities and income or losses attributable to a division into the determination of the amount available to pay dividends on the associated tracking stock. Through June 30, 2003, we calculated the income tax provision of each division as if such division were a separate taxpayer, which included assessing the realizability of deferred tax assets at the division level. Our management and accounting policies in effect at the time provided that if, at the end of any fiscal quarter, a division could not use any projected annual tax benefits attributable to it to offset or reduce its current or deferred income tax expense, we could allocate the tax benefit to other divisions in proportion to their taxable income without any compensating payments or allocation to the division generating the benefit. Through June 30, 2003, Genzyme Biosurgery and Genzyme Molecular Oncology had not generated taxable income, and thus had not had the ability to use any projected annual tax benefits. Genzyme General had generated taxable income, providing it with the ability to utilize the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology. Consistent with our policy, we allocated the tax benefits generated by Genzyme Biosurgery and Genzyme Molecular Oncology through June 30, 2003 to Genzyme General without making any compensating payments or allocations to the division that generated the benefit.

        The tax benefits allocated to Genzyme General and included in earnings attributable to Genzyme General Stock for the three and six months ended June 30, 2003 were (amounts in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Tax benefits allocated from:
Genzyme Biosurgery	$6,398	$8,720
Genzyme Molecular Oncology	1,657	3,420

Total	$8,055	$12,140

        From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we now refer to as Genzyme Stock.

        Deferred tax assets and liabilities can arise from purchase accounting and relate to a division that does not satisfy the realizability criteria of Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes." Through June 30, 2003, such deferred tax assets and liabilities were allocated to the division to which the acquisition was allocated. As a result, the periodic changes in these deferred tax assets and liabilities did not result in a tax expense or benefit to that division. However, the change in these deferred tax assets and liabilities impacted our consolidated tax provision. These changes were added to division net income (loss) for purposes of determining net income (loss) allocated to a tracking stock.

        Within the general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never declared or paid a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of our common stock in the foreseeable future. Unless declared, no dividends will accrue on shares of our common stock.

Net Income (Loss) Per Share

        Through June 30, 2003, we calculated earnings per share for each series of stock using the two-class method. To calculate basic earnings per share for each series of stock, we divided the earnings allocated to each series of stock by the weighted average number of outstanding shares of that series of stock during the applicable period. When we calculated diluted earnings per share, we also included in the denominator all potentially dilutive securities outstanding during the applicable period if inclusion of such securities was not anti-dilutive. We allocated our earnings to each series of our common stock based on the earnings attributable to that series of stock. Through June 30, 2003, the earnings attributable to Genzyme Stock, as defined in our charter, were equal to the net income or loss of Genzyme General determined in accordance with accounting principles generally accepted in the United States and as adjusted for tax benefits allocated to or from Genzyme General in accordance with our management and accounting policies in effect at the time. Earnings attributable to Biosurgery Stock and Molecular Oncology Stock were defined similarly and, as such, were based on the net income or loss of the corresponding division as adjusted for the allocation of tax benefits.

        Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings or losses to Biosurgery Stock and Molecular Oncology Stock. From that date forward, all of our earnings or losses are allocated to Genzyme Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to July 1, 2003 will remain allocated to those stocks and are not affected by the elimination of our tracking stock structure.

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

        The following table sets forth our net income (loss) data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$78,176	$(74,530)	$146,070	$(29,161)
Add: stock-based compensation included in as reported, net of tax	3	152	7	305
Deduct: pro forma stock-based compensation expense, net of tax	(35,754)	(31,759)	(53,068)	(45,143)

Pro forma	$42,425	$(106,137)	$93,009	$(73,999)

        The following table sets forth the impact to our historical net income (loss) per share data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income per share allocated to Genzyme Stock(1,2):
Basic:
As reported	$0.35	$0.33	$0.65	$0.62

Pro forma	$0.19	$0.19	$0.41	$0.43

Diluted:
As reported	$0.34	$0.32	$0.63	$0.60

Pro forma	$0.18	$0.18	$0.40	$0.41

Net loss per share allocated to Biosurgery Stock—basic and diluted(1):
As reported		$(3.46)		$(3.76)

Pro forma		$(3.49)		$(3.82)

Net loss per share allocated to Molecular Oncology Stock—basic and diluted(1):
As reported		$(0.26)		$(0.54)

Pro forma		$(0.30)		$(0.63)

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings to Genzyme Biosurgery and Genzyme Molecular Oncology. From that date forward, all of our earnings are allocated to Genzyme General. Earnings or losses allocated to Genzyme Biosurgery and Genzyme Molecular Oncology prior to July 1, 2003 remain allocated to those divisions and are not affected by the elimination of our tracking stock structure.

(2)
From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we refer to as Genzyme Stock.

The effects of applying SFAS No. 123 are not necessarily representative of the effects on reported net income (loss) in future years. Additional awards in future years are anticipated.

Recent Accounting Pronouncements

        Participating Securities and the Two-Class Method under Financial Accounting Standards Board, or FASB, Statement No. 128, Earnings Per Share.    In April 2004, the EITF issued Statement No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and was required to be retroactively applied. We evaluated the terms of our convertible notes and debentures and determined that none of these instruments qualified as participating securities under the provisions of EITF 03-6. As a result, the adoption of EITF 03-6 had no effect on our earnings or earnings per share for the three and six months ended June 30, 2004 and 2003.

3. Net Income (Loss) Per Share

  Genzyme Stock(1,2):

        The following table sets forth our computation of basic and diluted net income per share allocated to Genzyme Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$78,176	$62,781	$146,070	$120,574
Tax benefit allocated from Genzyme Biosurgery	—	6,398	—	8,720
Tax benefit allocated from Genzyme Molecular Oncology	—	1,657	—	3,420

Net income allocated to Genzyme Stock—basic and diluted	$78,176	$70,836	$146,070	$132,714

Shares used in computing net income per common share—basic	226,578	216,313	226,145	215,702
Effect of dilutive securities:
Stock options(3)	4,957	6,543	5,576	5,938
Warrants and stock purchase rights	9	11	10	10

Dilutive potential common shares	4,966	6,554	5,586	5,948

Shares used in computing net income per share—diluted(3,4,5)	231,544	222,867	231,731	221,650

Net income per share of Genzyme Stock:
Basic	$0.35	$0.33	$0.65	$0.62

Diluted	$0.34	$0.32	$0.63	$0.60

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings to Genzyme Biosurgery and Genzyme Molecular Oncology. From that date forward, all of our earnings are allocated to Genzyme General. Earnings or losses allocated to Genzyme Biosurgery and Genzyme Molecular Oncology prior to July 1, 2003 remain allocated to those divisions and are not affected by the elimination of our tracking stock structure.

(2)
From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we refer to as Genzyme Stock.

(3)
We did not include the securities described in the following table in the computation of diluted earnings per share for all periods presented because these securities had an exercise price greater than the average market price of Genzyme Stock (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shares of Genzyme Stock issuable for options	13,050	15,095	9,188	14,417
(4)
We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures in the computation of dilutive earnings per share for Genzyme Stock for the three and six months ended June 30, 2004 and 2003, because the conditions for conversion had not been met. The debentures were contingently convertible into approximately 8.2 million shares of Genzyme Stock at an initial conversion price of $70.30 per share. We redeemed all of the outstanding debentures for cash in June 2004.

(5)
We did not include the potentially dilutive effect of the assumed conversion of the $690.0 million in principal of 1.25% senior convertible notes, issued in December 2003, in the computation of diluted earnings per share for Genzyme Stock for the three and six months ended June 30, 2004, because the conditions for conversion had not been met. The notes are contingently convertible into approximately 9.7 million shares of Genzyme Stock at an initial conversion price of $71.24 per share.

  Biosurgery Stock(1):

        For the three and six months ended June 30, 2003, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share, because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock (amounts in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Shares of Biosurgery Stock issuable for options	7,727	7,796
Warrants to purchase shares of Biosurgery Stock	7	7
Biosurgery designated shares(2)	3,128	3,128
Biosurgery designated shares reserved for options(2)	62	62

Total	10,924	10,993

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings to Genzyme Biosurgery and Genzyme Molecular Oncology. From that date forward, all of our earnings are allocated to Genzyme General. Earnings or losses allocated to Genzyme Biosurgery and Genzyme Molecular Oncology prior to July 1, 2003 remain allocated to those divisions and are not affected by the elimination of our tracking stock structure.

(2)
Biosurgery designated shares were authorized shares of Biosurgery Stock that were not issued and outstanding, but which our board of directors could have issued, sold or distributed without allocating the proceeds to Genzyme Biosurgery. Effective July 1, 2003, all Biosurgery designated shares were cancelled in connection with the elimination of our tracking stock structure.

  Molecular Oncology Stock(1):

        For the three and six months ended June 30, 2003, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share, because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock (amounts in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Shares of Molecular Oncology Stock issuable for options	3,429	3,465
Molecular Oncology designated shares(2)	1,651	1,651

Total	5,080	5,116

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure, we ceased allocating earnings to Genzyme Biosurgery and Genzyme Molecular Oncology. From that date forward, all of our earnings are allocated to Genzyme General. Earnings or losses allocated to Genzyme Biosurgery and Genzyme Molecular Oncology prior to July 1, 2003 remain allocated to those divisions and are not affected by the elimination of our tracking stock structure.

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

4. Mergers and Acquisitions

  Pending Merger with ILEX

        In February 2004, we entered into an Agreement and Plan of Merger with ILEX, an oncology drug development company. The business combination will take the form of a stock-for-stock merger. Under the terms of the merger agreement, ILEX shareholders will receive shares of Genzyme Stock for each ILEX share owned based on an exchange ratio. This exchange ratio will equal $26.00 divided by the average (rounded to the nearest cent) of the per share closing prices of Genzyme Stock as reported by Nasdaq during the 20 trading days ending on the fifth trading day prior to the closing of the transaction, provided that if this average is greater than $59.88, then the exchange ratio will be 0.4342, and if this average is less than $46.58, then the exchange ratio will be 0.5582. Cash will be paid for fractional shares. The transaction has a total value of approximately $1 billion, based on ILEX's 39.0 million shares outstanding on February 26, 2004, and our offer price of $26.00 per share. The transaction is expected to be accounted for as a purchase and to qualify as a tax-free reorganization. The business combination has been approved by the board of directors of both companies, and on July 1, 2004, was approved by the holders of a majority of the shares of ILEX common stock. The transaction is subject to clearance under the Hart-Scott-Rodino Act. In connection with the transaction, we anticipate incurring charges related to IPR&D that will be determined following the closing.

        In April 2004, the FTC requested additional information from us and ILEX related to the proposed transaction. This "second request" extended the waiting period under the Hart-Scott-Rodino Act during which the FTC is permitted to review the transaction. After further discussions with the FTC staff, we submitted a draft settlement agreement that is now under review. We expect to close the merger with ILEX this summer.

  Completed Mergers and Acquisitions

  Acquisition of the Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million. The acquisition allows us to leverage our genetic testing expertise with IMPATH's medical experience in improving diagnosis, treatment and outcomes for cancer patients. We accounted for the acquisition as a purchase and, accordingly, included its results of operations in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004.

        The purchase price and the allocation of the purchase price to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities are as follows (amounts in thousands):

Cash paid	$212,093
Acquisition costs	2,830
Transfer taxes	353

Total purchase price.	$215,276

Accounts receivable	$14,483
Inventory	1,956
Deferred tax assets—current	541
Other current assets	2,524
Property, plant & equipment	24,079
Goodwill	148,465
Other intangible assets (to be amortized straight-line over 0.4 to 10 years)	34,760
Deferred tax assets—noncurrent	835
Other non current assets	213
Assumed liabilities:
Customer credit balances	(6,674)
Unfavorable lease liability	(2,269)
Liabilities for exit activities	(1,470)
Other assumed liabilities	(2,167)

Allocated purchase price	$215,276

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $148.5 million, which was allocated to goodwill. We expect that substantially all of the goodwill will not be deductible for tax purposes. We will perform an impairment test for the goodwill on a periodic basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The allocation of the purchase price to the estimated fair values remains subject to the completion of a post-closing working capital assessment and to the completion of a final valuation, which we expect to complete in the fourth quarter of 2004.

Pro forma results are not presented for the acquisition of the Physician Services and Analytical Services business units of IMPATH because the acquisition did not have a significant effect on our results of operations.

        In connection with the acquisition of these assets, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel and the closure of certain of the facilities leased by these business units of IMPATH. These costs have been recognized as liabilities assumed in connection with the purchase of the IMPATH assets in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." The following table summarizes the liabilities established for exit activities related to the acquisition of the Physician Services and Analytical Services business units of IMPATH (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Total Exit Activities
Recorded at acquisition date	$1,434	$36	$1,470

        We expect to pay employee related benefits to the former employees of the Physician Services and Analytical Services business units of IMPATH and make payments related to the closure of certain of the facilities leased by these business units through the end of 2005.

  Alfigen, Inc.

        In February 2004, we acquired substantially all of the assets of Alfigen, Inc., or Alfigen, a national genetic testing provider based in Pasadena, California, for an aggregate purchase price of $47.6 million in cash. We accounted for the acquisition as a purchase and, accordingly, the results of operations of Alfigen are included in our consolidated financial statements from February 21, 2004, the date of acquisition.

        The purchase price and the allocation of the purchase price to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities are as follows (amounts in thousands):

Cash paid	$47,500
Acquisition costs	100

Total purchase price.	$47,600

Current assets	$129
Property, plant & equipment	1,245
Goodwill	33,295
Other intangible assets (to be amortized straight-line over 5 to 10 years)	13,000
Assumed liabilities	(69)

Allocated purchase price	$47,600

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price to the estimated fair values remains subject to the final valuation. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $33.3 million, which was allocated to goodwill. We expect that substantially all of the goodwill will not be deductible for tax purposes. We will perform an impairment test for the goodwill on a periodic basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Pro forma results are not presented for the acquisition of Alfigen because the acquisition did not have a significant effect on our results of operations.

  SangStat Medical Corporation

        In September 2003, we completed an all cash tender offer for the outstanding common stock (and associated preferred stock purchase rights) of SangStat, for $22.50 per outstanding SangStat share. The aggregate consideration paid was $636.6 million in cash. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the successful tender offer.

        In connection with the acquisition of SangStat, we initiated an integration plan to consolidate and restructure certain functions and operations of SangStat, including the relocation and termination of certain SangStat personnel and the closure of certain of SangStat's leased facilities. These costs have been recognized as liabilities assumed in connection with the purchase of SangStat in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." The following table summarizes the liabilities established for exit activities related to the acquisition of SangStat (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities(1)	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$7,118	$2,561	$49	$9,728
Revision of estimate	1,315	(233)	257	1,339
Payments in 2003	(831)	—	—	(831)

Balance at December 31, 2003	7,602	2,328	306	10,236
Revision of estimate	—	122	—	122
Payments in 2004	(3,827)	(508)	(26)	(4,361)

Balance at June 30, 2004	$3,775	$1,942	$280	$5,997

(1)
Includes costs associated with the closure of leased facilities in the United States, Germany, Spain and Canada.

        We expect to pay employee related benefits to former SangStat employees through the end of 2004 and make payments related to leased facilities through the first half of 2005.

  Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of SangStat was completed as of January 1, 2003. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as acquired IPR&D charges of $158.0 million, are included in the following pro forma financial summary (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Total revenue	$451,511	$862,108

Net loss	$(241,041)	$(204,108)

Net loss allocated to Genzyme Stock(1)	$(95,675)	$(42,233)

Net loss per share allocated to Genzyme Stock(1):
Basic and diluted	$(0.44)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	216,313	215,702

(1)
From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we refer to as Genzyme Stock.

5. Inventories

	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Raw materials	$57,721	$53,056
Work-in-process	84,567	96,088
Finished products	126,632	118,328

Total	$268,920	$267,472

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. At June 30, 2004 and December 31, 2003, all of our inventories are for products that have been approved for sale.

6. Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the changes in our net goodwill during the six months ended June 30, 2004 (amounts in thousands):

	As of December 31, 2003	Acquisition	Adjustments	As of June 30, 2004
Renal	$76,753	$—	$—	$76,753
Therapeutics	354,709	—	—	354,709
Transplant(1)	132,550	—	(513)	132,037
Biosurgery	7,585	—	—	7,585
Diagnostic/Genetics (2,3)	49,249	181,760	(2)	231,007
Other (3)	1,101	—	(14)	1,087

Goodwill, net	$621,947	$181,760	$(529)	$803,178

(1)
Represents the goodwill resulting from the acquisition of SangStat in September 2003. We recorded additional adjustments to the goodwill in the first and second quarters of 2004.

(2)
Includes $148.5 million of goodwill resulting from our acquisition of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004 and $33.3 million of goodwill resulting from our acquisition of Alfigen in February 2004.

(3)
The adjustments to goodwill relate to foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

        We are required to perform impairment tests under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no such events in the first half of 2004.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2004			As of December 31, 2003
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$785,865	$(172,044)	$613,821	$785,991	$(138,404)	$647,587
Patents	183,360	(50,408)	132,952	183,360	(43,413)	139,947
Trademarks	58,027	(18,177)	39,850	58,027	(15,606)	42,421
License fees	42,872	(10,799)	32,073	38,072	(9,400)	28,672
Distribution agreements	13,950	(6,166)	7,784	13,950	(5,294)	8,656
Customer lists (1)	83,578	(17,999)	65,579	38,038	(11,895)	26,143
Other	11,420	(8,242)	3,178	9,200	(6,782)	2,418

Total	$1,179,072	$(283,835)	$895,237	$1,126,638	$(230,794)	$895,844

(1)
Includes customer lists valued at $34.5 million resulting from our acquisition of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004, and $11.0 million resulting from our acquisition of Alfigen in February 2004. The value assigned to these customer lists will be amortized over a weighted average period of ten years.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $27.2 million for the three months ended June 30, 2004;

  •
  $17.6 million for the three months ended June 30, 2003;

  •
  $53.5 million for the six months ended June 30, 2004; and

  •
  $35.1 million for the six months ended June 30, 2003.

        The estimated future amortization expense for our other intangible assets as of June 30, 2004, for the remainder of fiscal year 2004 and the five succeeding fiscal years is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2004 (remaining six months)	$55,516
2005	104,330
2006	95,899
2007	95,899
2008	95,127
2009	94,086

7. Investments in Equity Securities

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At June 30, 2004, our stockholders' equity includes $26.1 million of unrealized gains and $5.4 million of unrealized losses related to our investments in strategic equity securities. We believe the unrealized losses related to our other investments in equity securities are temporary.

8. Joint Venture with BioMarin Pharmaceutical Inc.

        We formed BioMarin/Genzyme LLC, a joint venture with BioMarin Pharmaceutical Inc., to develop and market Aldurazyme. Aldurazyme is a recombinant form of the human enzyme alpha-L-iduronidase which is being developed to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the losses of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations. Our portion of the losses were:

  •
  $3.6 million for the three months ended June 30, 2004, as compared to $4.5 million for the same period of 2003; and

  •
  $6.7 million for the six months ended June 30, 2004, as compared to $8.2 million for the same period of 2003.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$9,241	$1,116	$16,636	$1,450
Gross profit	5,666	855	10,689	1,165
Operating expenses	(12,932)	(9,839)	(24,124)	(17,510)
Net loss	(7,247)	(8,969)	(13,394)	(16,307)

9. Investment in MG Biotherapeutics LLC

      In June 2004, we entered into a collaboration with Medtronic, Inc. for the development of new treatments for heart disease. One aspect of this collaboration involved the formation of MG Biotherapeutics LLC. In June 2004, we made an initial capital contribution of $10.0 million to MG Biotherapeutics LLC, which is included in other noncurrent assets in our consolidated balance sheet as of June 30, 2004.

10. Long-Term Debt

  Revolving Credit Facility

        In December 2003, we entered into a three year, $350.0 million revolving credit facility. In June 2004, we drew down $135.0 million under this facility to maintain a certain level of cash balances. As of June 30, 2004, $135.0 million remained outstanding under this credit facility. This amount is included in current portion of long-term debt and capital lease obligations in our consolidated balance sheet because we plan to repay this borrowing within a year. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 1.66% at June 30, 2004. The terms of the revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

  3% Convertible Subordinated Debentures

        On June 1, 2004, we redeemed our outstanding 3% convertible subordinated debentures for $580.1 million, which amount includes $575 million of principal, $4.3 million of premium and $0.8 million of accrued interest. In connection with the redemption, we also recorded a non-cash charge of $5.3 million to interest expense in our consolidated statements of operations in June 2004 to write off the unamortized debt fees incurred with the original issuance of these debentures.

11. Other Commitments and Contingencies

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of June 30, 2004, which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint on November 12, 2003 for failure to state a claim. The plaintiff in this case has appealed the dismissal of the complaint. Two substantially similar cases were filed in Massachusetts Superior Court in August 2003 and October 2003. These cases were consolidated in January 2004. In July 2004, the consolidated case was stayed pending disposition of a fourth case. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, which we refer to as the OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during the six months ended June 30, 2004, all of which remains in accrued expenses in our consolidated balance sheet as of June 30, 2004. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the United States Patent and Trademark Office, or USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. We have received notice from Columbia that we are in breach of our license agreement. In the event we were to lose our lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia. A hearing on motions for summary judgment is scheduled in November 2004.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al. (Case No. RG 03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action are SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of suit, including attorneys' fees. On April 19, 2004, the Court entered final judgment in favor of SangStat, and dismissed the action with prejudice.

        We are not able to predict the outcome of the pending cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for approximately $1 million in additional liabilities arising from the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies.

12. Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(33,558)	$(9,726)	245%	$(62,382)	$(28,724)	117%
Effective tax rate	30%	15%		30%	6,573%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  tax benefits from export sales;

  •
  the impact of the write off of nondeductible goodwill in June 2003; and

  •
  our use of tax credits.

        We are currently under IRS audit for tax years 1996 to 1999. We believe that we have provided sufficiently for all audit exposures. A favorable settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the audit or expiration of the statute.

13. Defined Benefit Pension Plans

        In December 2003, the FASB issued SFAS No. 132 (revised) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For U.S. defined benefit pension plans and other defined benefit postretirement plans, SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Disclosure of information about foreign plans required under SFAS No. 132 (revised) is effective for fiscal years ending after June 15, 2004. The adoption of SFAS No 132 (revised) did not have a material impact on our disclosures about pensions and other postretirement benefits for the three and six months ended June 30, 2004 because we only have one U.S. defined benefit plan, which has been frozen since December 1995 and is fully funded as of June 30, 2004.

        We have defined benefit pension plans for certain employees in foreign countries. These plans are funded in accordance with requirements of the appropriate regulatory bodies governing each plan.

  Components of Net Periodic Benefit Costs

        The components of net pension expense for the three and six months ended June 30, 2004 and 2003 are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$618	$452	$1,228	$903
Interest cost	577	440	1,147	881
Expected return on plan assets	(684)	(332)	(1,360)	(663)
Amortization and deferral of actuarial loss	151	138	301	275

Net pension expense	$662	$698	$1,316	$1,396

  Employer Contributions

        At December 31, 2003, we recorded net prepaid benefit costs of $4.9 million related to our defined benefit pension plans. For the three and six months ended June 30, 2004, we contributed $0.3 million and $0.8 million to our pension plan in the United Kingdom. We anticipate making $1.1 million of additional contributions to this plan in 2004 to satisfy our annual funding obligation.

14. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reportable segments as described in Note 1., "Description of Business," to this Form 10-Q.

        We have provided information concerning the operations in these reportable segments in the following table (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues(1):
Renal	$87,617	$66,002	$171,140	$124,768
Therapeutics	276,482	210,393	531,591	399,547
Transplant(2)	36,495	—	72,729	—
Biosurgery	59,579	72,247	107,282	140,655
Diagnostics/Genetics(2)	71,726	47,933	123,840	95,631
Other	16,982	21,595	32,717	38,920
Corporate	707	733	1,540	1,241

Total	$549,588	$418,903	$1,040,839	$800,762

Income (loss) before income taxes(1):
Renal	$24,311	$8,495	$41,875	$14,500
Therapeutics	143,700	100,867	273,922	187,163
Transplant(2)	(6,141)	—	(13,129)	—
Biosurgery	3,923	(142,886)	1,068	(148,344)
Diagnostics/Genetics(2)	(2,273)	2,203	(1,111)	6,193
Other	(21,042)	(19,789)	(41,019)	(42,822)
Corporate	(30,744)	(13,694)	(53,154)	(17,127)

Total	$111,734	$(64,804)	$208,452	$(437)

(1)
Effective July 1, 2003, in connection with the elimination of our tracking stock structure and associated changes in how we view our business, we revised our reportable segments. Below is a brief description of the reorganization of our reportable segments:

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

•
Diagnostics/Genetics—continuing segment that now includes the activities of our genetic testing businesses, formerly included in Other, and our pathology/oncology testing business acquired from IMPATH.

  Other includes the results of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units. Our oncology activities were previously reported in our former Genzyme Molecular Oncology segment.

  Corporate includes the results of our corporate, general and administrative operations and corporate science activities that we do not allocate to our reporting segments. These activities were formerly reported under the caption "Eliminations/Adjustments."

  We have reclassified our segment presentation for the three and six months ended June 30, 2003 to conform to the new presentation effective July 1, 2003.

(2)
Results of operations for companies we acquire and amortization of intangible assets related to these acquisitions are included in segment results beginning on the date of acquisition. Acquisitions completed since January 1, 2003 include:

Company/Assets Acquired	Date Acquired	Business Segment(s)
Assets related to the Physician Services and Analytical Services business units of IMPATH	May 1, 2004	Diagnostics/Genetics
Alfigen	February 21, 2004	Diagnostics/Genetics
SangStat	September 11, 2003	Transplant and Corporate

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	June 30, 2004	December 31, 2003
Segment Assets(1):
Renal	$586,552	$551,722
Therapeutics	891,614	866,676
Transplant	430,946	441,948
Biosurgery	313,572	324,254
Diagnostics/Genetics(2)	461,254	177,740
Other	235,181	252,481
Corporate(3)	1,785,636	2,389,707

Total	$4,704,755	$5,004,528

(1)
Assets for our five reportable segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets.

(2)
In May 2004, we acquired the assets related to the Physician Services and Analytical Services business units of IMPATH for total cash consideration of $215.3 million. We allocated the acquired assets to our Diagnostics/Genetics reporting segment. As of May 1, 2004, the date of acquisition, the acquired assets included (amounts in thousands):

Accounts receivable	$14,483
Other current assets	5,021
Property, plant & equipment	24,079
Goodwill	148,465
Other intangible assets	34,760
Other non current assets	1,048

Total	$227,856

  In February 2004, we acquired Alfigen for total cash consideration of $47.6 million. Alfigen is included in our Diagnostics/Genetics reporting segment. Total assets acquired as of February 21, 2004, the date of acquisition, included (amounts in thousands):

Current assets	$129
Property, plant and equipment	1,245
Goodwill	33,295
Other intangible assets	13,000

Total	$47,669

(3)
Includes the assets related to our corporate, general and administrative operations and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short- and long-term investments, net property, plant and equipment and deferred tax assets.

Segment assets for Corporate consist of the following (amounts in thousands):

	June 30, 2004	December 31, 2003
Cash, cash equivalents, short- and long-term investments	$657,047	$1,227,460
Deferred tax assets—current	133,433	133,707
Property, plant & equipment, net	726,468	730,107
Investments in equity securities	121,651	110,620
Other	147,037	187,813

Total	$1,785,636	$2,389,707

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When reviewing the discussion below, you should be aware of the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Factors Affecting Future Operating Results" below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements" at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, osteoarthritis and organ transplant, and includes an industry-leading array of diagnostic products and services. Our commitment to innovation continues today with research into novel approaches to cancer, immune-mediated diseases, heart disease and other areas of unmet medical needs. We are organized into five financial reporting units, which we also consider to be our reportable segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel (including sales of bulk sevelamer);

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products for the treatment of immune-mediated diseases, with a focus on products that address pre-transplantation, prevention and treatment of acute rejection in organ transplantation, as well as other auto-immune disorders. The unit derives its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products and through June 30, 2003, sales of cardiac device products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes diagnostic products, with a focus on in vitro diagnostics, and provides genetic and pathology/oncology testing services.

        We report the activities of our bulk pharmaceuticals, oncology, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities, that we do not allocate to our financial reporting units, under the caption "Corporate."

        Through June 30, 2003, we had three series of common stock—Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock. We also referred to these series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks was designed to reflect the value and track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. Through June 30, 2003, we allocated earnings or losses to each series of tracking stock based on the net income or loss attributable to the corresponding division determined in accordance with accounting principles generally accepted in the United States as adjusted for the allocation of tax benefits.

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. Effective July 1, 2003, we have one outstanding series of common stock, which we refer to as Genzyme General Stock (subsequently referred to as Genzyme Stock—see below).

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

        Through June 30, 2003, the chief mechanisms intended to cause each tracking stock to "track" the financial performance of each division were provisions in our charter governing dividends and distributions. The provisions governing dividends provided that our board of directors had discretion to decide if and when to declare dividends, subject to certain limitations. To the extent that the following amount did not exceed the funds that would be legally available for dividends under Massachusetts law, the dividend limit for a stock corresponding to a division was the greater of:

  •
  the amount that would be legally available for dividends under Massachusetts law if the division were a separate legal corporation; or

  •
  the amount by which the greater of the fair value of the division's allocated net assets, or its allocated paid-in capital plus allocated earnings, exceeded its corresponding stock's par value, preferred stock preferences and debt obligations.

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

        From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we now refer to as Genzyme Stock.

        Deferred tax assets and liabilities can arise from purchase accounting and relate to a division that does not satisfy the realizability criteria of SFAS No. 109, "Accounting for Income Taxes." Through June 30, 2003, such deferred tax assets and liabilities were allocated to the division to which the acquisition was allocated. As a result, the periodic changes in these deferred tax assets and liabilities did not result in a tax expense or benefit to that division. However, the change in these deferred tax assets and liabilities impacted our consolidated tax provision. These changes were added to division net income (loss) for purposes of determining net income (loss) allocated to a tracking stock.

        Within the general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never paid or declared a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of Genzyme Stock in the foreseeable future. Unless declared, no dividends will accrue on Genzyme Stock.

MERGERS AND ACQUISITIONS

Pending Merger with ILEX

        In February 2004, we entered into an Agreement and Plan of Merger with ILEX, an oncology drug development company. The business combination will take the form of a stock-for-stock merger. Under the terms of the merger agreement, ILEX shareholders will receive shares of Genzyme Stock for each ILEX share owned based on an exchange ratio. This exchange ratio will equal $26.00 divided by the average (rounded to the nearest cent) of the per share closing prices of Genzyme Stock as reported by Nasdaq during the 20 trading days ending on the fifth trading day prior to the closing of the transaction, provided that if this average is greater than $59.88, then the exchange ratio will be 0.4342, and if this average is less than $46.58, then the exchange ratio will be 0.5582. Cash will be paid for fractional shares. The transaction has a total value of approximately $1 billion, based on ILEX's 39.0 million shares outstanding on February 26, 2004, and our offer price of $26.00 per share. The transaction is expected to be accounted for as a purchase and to qualify as a tax-free reorganization. The business combination has been approved by the board of directors of both companies, and on July 1, 2004, was approved by the holders of a majority of the shares of ILEX common stock. The transaction is subject to clearance under the Hart-Scott-Rodino Act. In connection with the transaction, we anticipate incurring charges related to IPR&D that will be determined following the closing.

        In April 2004, the FTC requested additional information from us and ILEX related to the proposed transaction. This "second request" extended the waiting period under the Hart-Scott-Rodino Act during which the FTC is permitted to review the transaction. After further discussions with the FTC staff, we submitted a draft settlement that is now under review. We expect to close the merger with ILEX this summer.

Completed Mergers and Acquisitions

Acquisition of the Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million. The acquisition allows us to leverage our genetic testing expertise with IMPATH's medical experience in improving diagnosis, treatments and outcomes for cancer patients. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Accounts receivable	$14,483
Other current assets	5,021
Property, plant and equipment	24,079
Goodwill	148,465
Other intangible assets (to be amortized straight-line over 0.4 to 10 years)	34,760
Other noncurrent assets	1,048
Assumed liabilities	(12,580)

Allocated purchase price	$215,276

Alfigen

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

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Current assets	$129
Property, plant and equipment	1,245
Goodwill	33,295
Other intangible assets (to be amortized straight-line over 5 to 10 years)	13,000
Assumed liabilities	(69)

Allocated purchase price	$47,600

SangStat

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

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements. In connection with the elimination of our tracking stock structure and associated changes in how we view our business, we revised our reportable segments. We have reclassified our segment presentation for the three and six months ended June 30, 2003 to conform to the new segment presentation.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Product revenue	$491,264	$383,232	28%	$945,629	$729,721	30%
Service revenue	54,777	31,550	74%	89,558	63,048	42%

Total product and service revenue	546,041	414,782	32%	1,035,187	792,769	31%
Research and development revenue	3,547	4,121	(14)%	5,652	7,993	(29)%

Total revenues	$549,588	$418,903	31%	$1,040,839	$800,762	30%

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

  •
  Biosurgery products, including orthopaedic products such as Synvisc and the Sepra line of products, such as Seprafilm, and through June 30, 2003, cardiac device products;

  •
  Diagnostic products, including infectious disease and cholesterol testing products; and

  •
  other products, including bulk pharmaceuticals and WelChol, which is an adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Renal:
Renagel (including sales of bulk sevelamer)	$87,617	$66,002	33%	$171,140	$124,768	37%

Therapeutics:
Cerezyme	209,371	184,724	13%	412,341	351,911	17%
Fabrazyme	49,620	15,430	222%	87,723	27,276	222%
Thyrogen	16,298	9,790	66%	30,295	19,504	55%
Other Therapeutics	1,193	448	166%	1,232	855	44%

Total Therapeutics	276,482	210,392	31%	531,591	399,546	33%

Transplant:
Thymoglobulin/Lymphoglobuline	25,260	—	N/A	50,272	—	N/A
Other Transplant	11,235	—	N/A	22,457	—	N/A

Total Transplant	36,495	—	N/A	72,729	—	N/A

Biosurgery:
Synvisc	27,520	29,617	(7)%	49,883	55,971	(11)%
Sepra products	15,579	11,406	37%	29,791	21,772	37%
Other Biosurgery	8,030	24,240	(67)%	12,699	47,772	(73)%

Total Biosurgery	51,129	65,263	(22)%	92,373	125,515	(26)%

Diagnostics/Genetics:
Diagnostic Products	22,917	22,554	2%	46,287	45,750	1%
Other Diagnostics/Genetics	180	59	205%	311	108	188%

Total Diagnostics/Genetics	23,097	22,613	2%	46,598	45,858	2%

Other product revenue	16,444	18,962	(13)%	31,198	34,034	(8)%

Total product revenue	$491,264	$383,232	28%	$945,629	$729,721	30%

Renal

        Worldwide sales of Renagel, including sales of bulk sevelamer, the raw material used to formulate Renagel, increased 33% to $87.6 million for the three months and increased 37% to $171.1 million for the six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to:

  •
  a $13.5 million increase in the three month period and a $27.5 million increase in the six month period in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe;

  •
  a $3.8 million increase in the three month period and a $8.4 million increase in the six month period due to an 8% price increase that became effective in January 2004; and

  •
  a 6% increase in the average exchange rate for the Euro for the three month period, which positively impacted Renagel revenue by $1.3 million, and a 11% increase in the average exchange rate for the Euro for the six month period, which positively impacted Renagel revenue by $4.3 million.

        Sales of Renagel, including sales of bulk sevelamer, are 18% of our total product revenue for both the three and six months ended June 30, 2004 as compared to 17% for the same periods of 2003. We expect sales of Renagel to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. Renagel competes with several other products and our future sales may be impacted negatively by these products.

Therapeutics

        The increase in our Therapeutics product revenue for the three and six months ended June 30, 2004, as compared to the same periods of 2003, is primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The growth in sales of Cerezyme for the three and six months ended June 30, 2004, as compared to the same periods of 2003, is attributable to our continued identification of new Gaucher disease patients, particularly internationally. Our price for Cerezyme has remained consistent for all periods presented. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product and we do not expect the current new patient growth trend to continue. The growth in sales of Cerezyme for the three months ended June 30, 2004, as compared to the same period of 2003, was also positively impacted by a 6% increase in the average exchange rate of the Euro, which positively impacted sales of Cerezyme by $3.5 million. During the first six months of 2004, the average exchange rate for the Euro increased 11%, as compared to the same period of 2003, which positively impacted sales of Cerezyme by $13.6 million.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme are 43% of our total product revenue for the three months ended June 30, 2004, as compared to 48% for the same period of 2003 and 44% of our total product revenue for the six months ended June 30, 2004, as compared to 48% for the same period of 2003. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future.

        The increase in sales of Fabrazyme for the three and six months ended June 30, 2004, as compared to the same periods of 2003, is primarily attributable to:

  •
  an $8.8 million increase for the three month period and an $18.7 million increase for the six month period in European sales of Fabrazyme resulting from our continued program to educate European physicians about Fabry disease and Fabrazyme;

  •
  a $5.7 million increase in both the three and six month periods primarily due to the launch of Fabrazyme in Japan during the second quarter of 2004; and

  •
  $19.0 million of sales for the three month period and $34.8 million of sales for the six month period in the U.S., for which there were no comparable amounts in 2003 because Fabrazyme was not launched in the United States until the second quarter of 2003.

        The increase in sales of Thyrogen for both the three and six months ended June 30, 2004, as compared to the same periods of 2003, is attributable to increased market penetration, particularly in

Europe, where sales increased 65% to $6.6 million for the three month period and 62% to $13.1 million for the six month period.

Transplant

        We began recording product revenue for our Transplant business unit on September 11, 2003, the day which we began including the results of operations of SangStat in our consolidated financial statements. Other Transplant revenues include $10.2 million of sales for the three months and $20.3 million of sales for the six months ended June 30, 2004 of Gengraf, which we co-promote with Abbott Laboratories under an agreement which expires on December 31, 2004.

Biosurgery

        Biosurgery's product revenue decreased 22% to $51.1 million for the three months and 26% to $92.4 million for the six months ended June 30, 2004, as compared to the same periods of 2003. The decrease in both periods is primarily due to the absence of revenues from the line of cardiac device products we sold in June 2003. Revenues from sales of cardiac device products were $19.5 million for the three months and $38.5 million for the six months ended June 30, 2003. Additionally, sales of Synvisc decreased $2.1 million for the three months and $6.1 million for the six months ended June 30, 2004, as compared to the same periods of 2003. The decrease in both periods is primarily due to inventory reductions and price discounts by our U.S. marketing partner in response to Medicare pricing rate changes. These decreases were offset by a $4.2 million increase for the three month period and an $8.0 million increase for the six month period in sales of Sepra products, primarily due to increased market penetration. We are aware of several competitive viscosupplementation products on the market and in development that could adversely affect our sales of Synvisc in the future.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased slightly for both the three and six month periods ended June 30, 2004, as compared to the same periods of 2003. The increase in both periods is attributable to a 23% increase to $17.8 million for the three month period and 20% increase to $34.5 million for the six month period in the combined sales of infectious disease testing products and HDL and LDL cholesterol testing products. This increase was offset by a 21% decrease to $5.1 million for the three month period and a 14% decrease to $11.8 million for the six month period in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases, and the expiration of our royalty agreement with Techne Corporation on June 30, 2003, which resulted in no royalty revenue in 2004, as compared to $1.6 million for the three months ended and $3.2 million for the six months ended June 30, 2003.

Other Product Revenue

        The decrease in Other product revenue for the three and six months ended June 30, 2004, as compared to the same periods of 2003, is primarily attributable to a decrease in bulk sales and royalties earned on sales of WelChol, partially offset by an increase in sales of bulk pharmaceuticals. Bulk sales and royalties earned on WelChol decreased 44% to $5.5 million for the three month period and 38% to $11.1 million for the six month period as a result of a decrease in demand from our U.S. marketing partner, Sankyo Pharma, Inc. Sales of bulk pharmaceuticals increased 20% to $10.9 million for the three month period and 24% to $20.1 million for the six month period primarily due to increased demand for liquid crystals.

Service Revenue

        We derive service revenues primarily from genetic and pathology/oncology testing services, which are included in our Diagnostics/Genetics reporting segment.

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Biosurgery	$6,148	$6,181	(1)%	$12,286	$13,221	(7)%
Diagnostics/Genetics	48,629	25,320	92%	77,242	49,773	55%
Other service revenue	—	49	(100)%	30	54	(44)%

Total service revenues	$54,777	$31,550	74%	$89,558	$63,048	42%

        Service revenue attributable to our Diagnostics/Genetics segment increased 92% to $48.6 million in the three months ended and 55% to $77.2 million in the six months ended June 30, 2004, as compared to the same periods of 2003. This increase is primarily attributable to:

  •
  $16.8 million of additional service revenue resulting from our acquisition of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004;

  •
  additional service revenue resulting from our acquisition of Alfigen in February 2004;

  •
  continued growth in the prenatal screening and diagnosis market; and

  •
  increased sales of DNA testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
International product and service revenue	$242,160	$182,681	33%	$469,775	$343,061	37%
% of total product and service revenue	44%	44%		45%	43%

        The increase in international product and service revenue for both the three and six months ended June 30, 2004, as compared to the same periods of 2003, is primarily due to:

  •
  a $47.2 million increase for the three month period and a $99.6 million increase for the six month period in the combined international sales of Renagel, Cerezyme and Fabrazyme;

  •
  the addition of $7.5 million for the three month period and $16.8 million for the six month period in international sales of Thymoglobulin and Lymphoglobuline for which there were no similar amounts in the same periods of 2003; and

  •
  an increase in the average exchange rate for the Euro of 6% for the three month period, which positively impacted sales by $7.3 million, and 11% for the six month period, which positively impacted sales by $25.5 million.

        International sales of Renagel increased 62% to $32.5 million for the three months and 71% to $63.3 million for the six months ended June 30, 2004, primarily due to:

  •
  the expansion of the worldwide Renagel sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of the product, particularly in Europe, where unit sales increased 44% in the three month period and 68% in the six month period as compared to the same periods of 2003; and

  •
  an increase in the average exchange rate of the Euro of 6% for the three month period, which positively impacted sales of Renagel by $1.3 million, and 11% for the six month period, which positively impacted sales of the product by $4.3 million.

        International sales of Cerezyme increased 18% to $128.1 million for the three months and 23% to $251.0 million for the six months ended June 30, 2004, primarily due to an increase in the average exchange rate of the Euro of 6% for the three month period, which positively impacted sales by $3.5 million, and 11% for the six month period, which positively impacted sales by $13.6 million.

        International sales of Fabrazyme increased 101% to $30.2 million for the three months and 95% to $52.5 million for the six months ended June 30, 2004, primarily due to:

  •
  our continued program to educate European physicians about Fabry disease and Fabrazyme; and

  •
  an increase in the average exchange rate of the Euro of 6% for the three month period, which positively impacted sales by $0.9 million, and 11% for the six month period, which positively impacted sales of the product by $3.2 million.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Product margin	$383,822	$282,926	36%	$732,086	$534,581	37%
% of total product revenue	78%	74%		77%	73%
Service margin	$19,351	$12,279	58%	$33,271	$26,799	24%
% of total service revenue	35%	39%		37%	43%
Total product and service gross margin	$403,173	$295,205	37%	$765,357	$561,380	36%
% of total product and service revenue	74%	71%		74%	71%

Product Margin

        Our overall product margin increased $100.9 million, or 36% for the three months and $197.5 million, or 37% for the six months ended June 30, 2004, as compared to the same periods in 2003. This is primarily due to an $88.2 million, or 29%, increase for the three month period and a $179.2 million, or 31%, increase for the six month period, in the combined sales of Renal, Therapeutics and Diagnostics/Genetics products as well as the introduction of sales of our newly acquired SangStat products beginning in September 2003.

        Product margin for our Renal reporting segment increased 48% for the three months and 45% for the six months ended June 30, 2004, as compared to the same periods of 2003. The increase is primarily due to a 33% increase for the three month period and a 37% increase for the six month period in sales of Renagel (including sales of bulk sevelamer), an 8% price increase, which became effective in January 2004, and the scale up of our global manufacturing facilities. In March 2003, we began shipping Renagel tablets manufactured at our facility in Ireland to the European market upon receiving approval from the European Agency for the Evaluation of Medicinal Products to commence production of Renagel at the plant. In October 2003, we received final approval of this plant from the FDA, allowing shipment to the U.S.

        Product margin for our Therapeutics reporting segment increased 30% in the three months ended June 30, 2004, as compared to the same period of 2003. The increase is primarily due to a 13% increase in sales of Cerezyme, a 222% increase in sales of Fabrazyme and a 66% increase in sales of Thyrogen in the three months ended June 30, 2004. Product margin for our Therapeutics reporting segment increased 34% in the six months ended June 30, 2004, as compared to the same period of 2003. The increase is primarily due to a 17% increase in sales of Cerezyme, a 222% increase in sales of Fabrazyme and a 55% increase in sales of Thyrogen in the six months ended June 30, 2004. In addition, product margin for our Therapeutics reporting segment for the six months ended June 30, 2003 includes the write off of $2.3 million of Cerezyme finished goods in 2003 due to production issues, for which there is no similar write off in the six months ended June 30, 2004.

        Product margin for our Biosurgery reporting segment decreased 3% for the three months and 5% for the six months ended June 30, 2004, as compared to the same periods of 2003. The decreases are primarily due to a 7% decrease for the three month period and an 11% decrease for the six month period in sales of Synvisc and a 67% decrease for the three month period and a 73% decrease for the six month period in sales of Other Biosurgery product revenue resulting from the sale of substantially all of the assets related to our cardiac devices business in June 2003. The decrease was partially offset by a 37% increase in sales of Sepra products for both the three and six months ended June 30, 2004 as compared to the same periods of 2003.

        Product margin for our Diagnostics/Genetics reporting segment decreased 27% for the three months and 17% for the six months ended June 30, 2004, as compared to the same periods of 2003. The decrease is primarily due to a 30% increase for the three month period and 18% increase for the six month period in cost of products sold.

Service Margin

        Service margin for our Biosurgery reporting segment decreased 28% in the three months and 22% in the six months ended June 30, 2004, as compared to the same periods of 2003, primarily due to the absence of service revenue related to Synvisc in 2004. This decrease was a result of $1.6 million for the three month period and $3.2 million for the six month period of reimbursed expenses classified as revenue, from our Synvisc distribution partner for which there were no comparable amounts in 2004.

        Service margin for our Diagnostics/Genetics reporting segment increased 91% in the three months and 40% in the six months ended June 30, 2004, as compared to the same periods of 2003, primarily due to a 92% increase for the three month period and a 55% increase for the six month period in service revenue as a result of our acquisition of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004, the acquisition of Alfigen in February 2004, our continued growth in sales of prenatal screening and diagnosis services and increased sales of DNA testing services. These increases were offset by a 93% increase for the three month period and a 65% increase for the six month period in costs associated with these services.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in selling, general and administrative expenses during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Selling, general and administrative expenses	$152,850	$130,807	17%	$296,070	$245,031	21%

        Selling general and administrative expenses, or SG&A, increased $22.0 million for the three months and $51.0 million for the six months ended June 30, 2004, as compared to the same periods of 2003, primarily due to:

  •
  increases of $4.5 million for the three month period and $9.5 million for the six month period in SG&A for Renagel primarily due to selling and marketing activities related to increased market penetration for Renagel in Europe;

  •
  increases of $12.9 million for the three month period and $26.7 million for the six month period in SG&A for Therapeutics products, including:

  •
  $6.5 million for the three month period and $11.7 million for the six month period attributable to our increased market penetration for Fabrazyme in Europe and the launch of the product in the United States during the second quarter of 2003; and

  •
  $6.4 million for the three month period and $15.0 million for the six month period attributable to an increase in expenditures related to other Therapeutics selling initiatives, including $2.9 million for the three month period and $7.5 million for the six month period for Cerezyme and $2.4 million for the three month period and $4.7 million for the six month period for Thyrogen;

  •
  the addition of $8.3 million for the three month period and $17.0 million for the six month period of SG&A for Transplant resulting from the acquisition of SangStat in September 2003, for which there are no comparable amounts in the three and six months ended June 30, 2003;

  •
  increases of $8.5 million for the three month period and $9.8 million for the six month period in SG&A for Diagnostics/Genetics, primarily due to the acquisitions of Alfigen in February 2004 and the Physician Services and Analytical Services business units of IMPATH in May 2004; and

  •
  an increase of $6.5 million for the six month period in Corporate SG&A, primarily due to increased rent and facility costs associated with our new corporate headquarters in Cambridge, Massachusetts, which we began occupying in the fourth quarter of 2003, consulting fees related to compliance with the Sarbanes-Oxley Act of 2002 and insurance costs.

        These increases were partially offset by decreases of:

  •
  $10.9 million for the three month period and $14.9 million for the six month period in SG&A for Biosurgery, primarily driven by the sale of the cardiac device business in June 2003; and

  •
  $3.6 million for the six month period in Other SG&A, primarily due to a decrease in spending for our cardiovascular and oncology businesses.

Research and Development Expenses

        The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Research and development expense (including research and development related to contracts)	$99,370	$79,063	26%	$192,186	$154,694	24%

        Research and development expenses increased $20.3 million for the three months ended June 30, 2004, as compared to the same period of 2003, primarily due to:

  •
  a $4.2 million increase in spending on Therapeutics research and development programs, including three clinical trials for Myozyme, an investigational enzyme replacement therapy for Pompe disease, and from the consolidation of Kallikrein LLC, our joint venture with Dyax for the development of DX-88 for the potential treatment of HAE and other chronic inflammatory diseases;

  •
  the addition of $3.8 million of research and development expenses resulting from the acquisition of SangStat in September 2003; and

  •
  an $11.6 million increase in spending for Corporate research and development efforts related to our corporate science activities that we do not allocate to our reporting segments.

        Research and development expenses increased $37.5 million for the six months ended June 30, 2004, as compared to the same period of 2003, primarily due to:

  •
  a $12.2 million increase in spending on Therapeutics research and development programs, including three clinical trials for Myozyme and from the consolidation of Kallikrein LLC;

  •
  the addition of $8.8 million of research and development expenses resulting from the acquisition of SangStat in September 2003; and

  •
  a $17.2 million increase in spending for Corporate research and development efforts related to our corporate science activities that we do not allocate to our reporting segments.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Amortization of intangibles expense	$27,245	$17,641	54%	$53,490	$35,146	52%

        Amortization expense increased by $9.6 million for the three months and $18.3 million for the six months ended June 30, 2004, as compared to the same periods of 2003, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of SangStat in September 2003, Alfigen in February 2004 and the Physician Services and Analytical Services business units of IMPATH in May 2004.

Purchase of In-Process Research and Development

        In connection with the acquisitions of SangStat in 2003 and Novazyme Pharmaceuticals, Inc. in 2001 we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired from SangStat and Novazyme will need to complete a series of clinical trials, and receive FDA or other regulatory approvals, prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

SangStat

        In connection with our acquisition of SangStat, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. Cyclosporine capsule is a novel smaller size formulation of generic cyclosporine an immunosuppressive agent. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million is attributable to RDP58 and $20.0 million is attributable to cyclosporine capsule.

        In March 2004, we received marketing authorization for both 25mg and 100mg cyclosporine capsules in a European country. Also in March 2004, we entered into an agreement with Proctor & Gamble Pharmaceuticals, Inc. (PGP), a subsidiary of The Proctor & Gamble Company, under which we granted to PGP an exclusive, worldwide license to develop and market RDP58 for the treatment of gastrointestinal and other disorders. We retained development and commercialization rights to RDP58 in pulmonary and other disorders that were not specifically licensed to PGP and also retained co-promotion rights with PGP in oncology-related disorders, such as chemo-therapy-induced diarrhea. In exchange for the grant of the license, PGP paid us an upfront fee, and agreed to make milestone payments and pay royalties on product sales.

        As of June 30, 2004, we estimated that it will take approximately ten years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on the RDP58 technology for pulmonary and other disorders not licensed to PGP.

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

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of June 30, 2004, we estimated that it will take approximately four to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Equity in loss of equity method investments	$(4,274)	$(4,804)	(11)%	$(8,105)	$(8,998)	(10)%
Minority interest	964	—	N/A	2,126	—	N/A
Gain (loss) on investments in equity securities	71	(3,620)	(102)%	424	(3,620)	(112)%
Loss on sale of product line	—	(29,367)	(100)%	—	(29,367)	(100)%
Other	(390)	769	(151)%	(714)	1,519	(147)%
Investment income	5,603	12,428	(55)%	13,279	24,042	(45)%
Interest expense	(17,495)	(6,335)	176%	(27,821)	(12,825)	117%

Total other income (expenses)	$(15,521)	$(30,929)	(50)%	$(20,811)	$(29,249)	(29)%

Equity in Loss of Equity Method Investments

        We record in equity in loss of equity method investments our portion of the results of our joint ventures with BioMarin Pharmaceutical Inc. and Diacrin, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc., which we refer to as THP.

        Our equity in loss of equity method investments decreased 11% to $4.3 million in three months ended June 30, 2004, as compared to $4.8 million for the same period of 2003, and decreased 10% to $8.1 million in the six months ended June 30, 2004, as compared to $9.0 million for the same period of 2003. The largest component of our equity in loss of equity method investments was net losses from our joint venture with BioMarin, which decreased 22% to $3.5 million for the three month period and 23% to $6.6 million for the six month period, primarily due to increased sales of Aldurazyme, which was launched in the U.S. in April 2003 and in Europe in June 2003. We began to account for Peptimmune using the equity method of accounting in April 2003 and for THP in September 2003 in connection with the acquisition of SangStat.

Minority Interest

        As a result of our adoption of FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Kallikrein LLC and Excigen, a collaboration partner. Our consolidated balance sheet as of June 30, 2004 includes assets of $1.2 million related to Kallikrein LLC, substantially all of which are included in other current assets. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations for the three and six months ended June 30, 2004. The results of Excigen are not significant.

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

Other

        We periodically enter into foreign currency forward contracts, all of which have a maturity of less than three years. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of June 30, 2004 is $67.5 million. The contracts' fair value, representing unrealized gains, was not significant at June 30, 2004.

Investment Income

        Our investment income decreased 55% for the three months and 45% for the six months ended June 30, 2004, as compared to the same periods of 2003, primarily due to a 1.6% decline in our average portfolio yield and a decrease in the overall size of our investment portfolio for both periods of 2004.

Interest Expense

        Our interest expense increased 176% for the three months ended June 30, 2004, as compared to the same period of 2003, primarily due to an increase in average debt balances outstanding in 2004 resulting from:

  •
  $690.0 million in principal of our 1.25% convertible senior notes issued in December 2003 and due December 2023;

  •
  $130.2 million capital lease obligation related to our corporate headquarters in Cambridge, Massachusetts recorded in November 2003; and

  •
  $135.0 million borrowed in June 2004 and currently outstanding under the revolving credit facility.

In addition, in June 2004, we completed the redemption of our 3% convertible subordinated debentures for cash. This included charges of $4.3 million for premium paid upon redemption and $5.3 million to write off the unamortized debt fees associated with these debentures. These charges were recorded as interest expense on our consolidated statements of operations for the three months ended June 30, 2004 for which there were no similar charges in the three months ended June 30, 2003.

        The increases were offset, in part, by interest not recorded in 2004 due to the following:

  •
  payment, in May 2003, of $10.0 million in principal of 6.9% convertible subordinated note assumed in connection with the acquisition of Biomatrix; and

  •
  a decrease in the amount borrowed under the revolving credit facility for the three months ended June 30, 2004 as compared to the same period of 2003.

        Our interest expense increased 117% for the six months ended June 30, 2004, as compared to the same period of 2003, primarily due to an increase in average debt balances outstanding in 2004 resulting from these factors plus $11.3 million in principal of a 6.5% convertible note due and paid on March 29, 2004 in favor of UBS AG London, which we assumed in connection with our acquisition of SangStat in September 2003.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(33,558)	$(9,726)	245%	$(62,382)	$(28,724)	117%
Effective tax rate	30%	15%		30%	6,573%

        Our tax rates for both periods vary from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  tax benefits from export sales;

  •
  the impact of the write off of nondeductible goodwill in June 2003; and

  •
  our use of tax credits.

        We are currently under IRS Audit for tax years 1996 to 1999. We believe that we have provided sufficiently for all audit exposures. A favorable settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the exam or expiration of the statute.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At June 30, 2004 we had cash, cash equivalents and short- and long-term investments of $0.7 billion, a decrease of $0.6 billion from cash, cash equivalents and short- and long-term investments of $1.2 billion at December 31, 2003. This decrease in our cash balance is due primarily to our expenditure of $580.1 million in connection with the redemption of our 3% convertible subordinated debentures in June 2004.

        The following is a summary of our statements of cash flows for the six months ended June 30, 2004 and 2003.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities before working capital changes	$266,350	$182,742
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(42,043)	(19,627)

Cash flows from operating activities	$224,307	$163,115

        Cash provided by operating activities increased $61.2 million, or 38%, for the six months ended June 30, 2004, as compared to the same period of 2003, primarily due to strong earnings, adjusted for non-cash items (including depreciation, amortization, deferred income taxes and impairment charges), which increased $83.6 million, or 46%, to $266.4 million for the six months ended June 30, 2004, as compared to the same period of 2003. This increase was offset, in part, by a decrease of $22.4 million, or 114%, in cash from working capital changes, primarily due to increases in accounts receivable and inventory.

Cash Flows from Investing Activities

        Our cash flows from investing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2004	2003
Cash flows from investing activities:
Net (purchases) sales of investments, including investments in equity securities	$551,817	$(165,542)
Purchases of property, plant and equipment	(84,037)	(111,890)
Investments in equity investees	(17,895)	(10,955)
Acquisitions, net of acquired cash	(264,143)	—
Other investing activities	(3,979)	(10,602)

Cash flows from investing activities	$181,763	$(298,989)

        For the six months ended June 30, 2004, net sales of investments, including investments in equity securities, provided $551.8 million in cash. For the same period, acquisitions and capital expenditures accounted for significant cash outlays for investing activities. For the six months ended June 30, 2004, we used:

  •
  $264.1 million in cash for acquisitions, including $47.6 million to acquire Alfigen in February 2004 and $215.3 million to acquire the assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004; and

  •
  $84.0 million in cash to fund purchases of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Ireland, the United Kingdom, Belgium and the United States, ongoing tenant improvements at our corporate headquarters facility in Cambridge, Massachusetts and expenditures related to other manufacturing expansions and relocations.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2004	2003
Cash flows from financing activities:
Proceeds from issuance of common stock	$43,283	$45,142
Proceeds from draw on credit facility	135,000	16,000
Payment of debt and capital lease obligations	(588,171)	(10,411)
Bank overdraft	1,175	472
Minority interest	2,006	—
Other financing activities	217	496

Cash flows from financing activities	$(406,490)	$51,699

        For the six months ended June 30, 2004, financing activities generated $181.7 million of cash primarily due to $43.3 million of proceeds from the issuance of common stock under our stock plans and $135.0 million drawn under our revolving credit facility that matures in December 2006. This was offset by $588.2 million in cash utilized to repay debt and capital lease obligations, including $575.0 million of cash used to redeem our 3% convertible subordinated debentures and $11.3 million to repay a 6.5% convertible note due March 29, 2004 in favor of UBS AG London, which we assumed in September 2003 in connection with the acquisition of SangStat.

        For the six months ended June 30, 2003, financing activities generated $62.1 million of cash primarily due to $45.1 million of proceeds from the issuance of common stock under our stock plans and $16.0 million drawn under our revolving credit facility that matured in December 2003.

Revolving Credit Facility

        In December 2003, we entered into a three year, $350.0 million revolving credit facility. In June 2004, we drew down $135.0 million under this facility to maintain a certain level of cash balances. As of June 30, 2004, $135.0 million remained outstanding under this credit facility. This amount is included in current portion of long-term debt and capital lease obligations in our consolidated balance sheet because we plan to repay this borrowing within a year. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 1.66% at June 30, 2004. The terms of the revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

3% Convertible Subordinated Debentures

        On June 1, 2004, we redeemed all of our outstanding 3% convertible subordinated debentures for $580.1 million, which amount includes $575 million of principal, $4.3 million of premium and $0.8 million of accrued interest. In connection with the redemption, we also recorded a non-cash charge of $5.3 million to interest expense in our consolidated statements of operations in June 2004 to write off the unamortized debt fees incurred with the original issuance of these debentures.

Financial Position

        We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        Our cash reserves may be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. The notes are initially convertible into Genzyme Stock at a conversion price of approximately $71.24 per share. Holders of the notes may require us to repurchase all or any part of the notes for cash, common stock, or a combination, at our option, on December 1, 2008, 2013 or 2018, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest through the date prior to the date of repurchase. Additionally, upon a change of control, each holder may require us to repurchase for cash at 100% of the principal amount of the notes plus accrued interest, all or a portion of the holder's notes. On or after December 1, 2008, we may redeem for cash at 100% of the principal amount of the notes plus accrued interest, all or part of the notes that have not been previously converted or repurchased.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigations can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you detail on these legal proceedings in the notes to our financial statements and under the heading "Legal Proceedings" in Item 1. to Part II of this Form 10-Q.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and have joint ventures and certain other arrangements that involve research, development, and the commercialization of products resulting from the arrangements. Entities falling within the scope of FIN 46 are included in our consolidated results if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the losses of these entities in the line item "Equity in loss of equity method investments" in our statement of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.    In April 2004, the EITF issued Statement No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and was required to be retroactively applied. We evaluated the terms of our convertible notes and debentures and determined that none of these instruments qualified as participating securities under the provisions of EITF 03-6. As a result, the adoption of EITF 03-6 had no effect on our earnings per share for the three and six months ended June 30, 2004 or 2003.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $412.3 million for the six months ended June 30, 2004, representing approximately 44% of our consolidated product revenue for the first half of 2004. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales. Historically, we have marketed Cerezyme for Type 1 Gaucher disease. In 2003, the label in the European Union was expanded to include Type 3 Gaucher disease. We do not know whether the expanded European label will increase sales.

If we fail to increase sales of several products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from many different products and services. The products include Fabrazyme, Renagel, Synvisc, Thymoglobulin, Thyrogen and Diagnostic/Genetics testing services. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product;

  •
  the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

  •
  our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost efficient manner;

  •
  regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the European Agency for the Evaluation of Medicinal Products;

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

        Because the healthcare industry is extremely competitive and regulatory requirements are rigorous, we spend substantial funds marketing our products and attempting to expand approved uses for them. These expenditures depress near-term profitability, with no assurance that the expenditures will generate future profits that justify the expenditures.

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

        Celltech Group plc and Actelion Ltd. have developed Zavesca®, a small molecule drug candidate for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, has received marketing approval of Zavesca in Israel. In addition, in July 2004, Transkaryotic Therapies Inc. (TKT) announced that it has completed enrollment of its phase I/II study of its gene-activated glucocerebrosidase program, also to treat Gaucher disease.

        Nabi Biopharmaceuticals is currently marketing PhosLo®, a calcium based phosphate binder. Like Renagel, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, Shire Pharmaceuticals Group plc is developing Fosrenol® lanthanum carbonate, a non-calcium based phosphate binder, has filed for marketing approval of Fosrenol in the United States, the European Union, and Canada and has received an approvable letter from the FDA. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

        Outside the United States, TKT is marketing a competitive enzyme replacement therapy for Fabry disease, the disease addressed by Fabrazyme. In addition, while Fabrazyme has received Orphan Drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States.

        Smith & Nephew Orthopaedics, Anika Therapeutics, Inc., Sanofi-Synthelabo Inc. and Ortho Biotech, L.P. are selling products that compete directly with Synvisc, and we believe other directly competitive products are under development. Furthermore, several companies market products designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer, or more cost-effective.

        The examples above are illustrative. Almost all of our products face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal storage disorders that are more effective or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, our recent acquisition of SangStat Medical Corporation and collaborations with MacroGenics, Inc. and Cortical Pty Ltd., all in 2003, reflect our commitment to the immune-mediated disease area. Several pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

If we fail to obtain adequate levels of reimbursement for our products from third party payors, the commercial potential of our products will be significantly limited.

        A substantial portion of our revenue comes from payments by third-party payors, including government health administration authorities and private health insurers. As a result of the trend toward managed healthcare in the United States, as well as governmental actions and proposals to reduce payments under government insurance programs, third party payors are increasingly attempting to contain healthcare costs by:

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

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. With respect to Renagel, for example, we have spent considerable resources building out and seeking regulatory approvals for our tableting facility in Waterford, Ireland and manufacturing plants in Haverhill, UK. We cannot assure you that these facilities will prove sufficient to meet demand for Renagel, or that we will sell sufficient quantities of Renagel to recoup our investment in these facilities. In addition, we have invested in building a new manufacturing plant in Geel, Belgium for the production of monoclonal antibodies for clinical trials and commercial products. We cannot assure you that the facility will obtain the required approvals to begin operations, or that its output will allow us to recoup our investment. We incur similar costs for our other products and product candidates with comparable risks.

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
  wholesaler buying patterns;

  •
  reimbursement rates;

  •
  physician prescribing habits;

  •
  the availability or pricing of competitive products; and

  •
  currency exchange rates.

        We may also experience fluctuations in our quarterly results due to price changes and sales incentives. For example, purchasers of our products, particularly wholesalers, may increase purchase orders in anticipation of a price increase and reduce order levels following the price increase. We occasionally offer sales incentives and promotional discounts on some of our products and services that could have a similar impact. In addition, some of our products are subject to seasonal fluctuation in demand.

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our recent acquisition of SangStat, our proposed merger with ILEX and our recent acquisition of the pathology/oncology testing assets of IMPATH, there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did in September and October 2003 with Cambridge Antibody Technology Group plc. Many of these investments decline in value and as a result, we may incur financial statement charges in the future.

The development of new biotechnology products involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.

        We have multiple products under development and devote considerable resources to research and development, including clinical trials. For example, we are currently conducting three clinical trials for Myozyme, an enzyme replacement therapy intended to treat Pompe disease, and we are spending considerable resources attempting to develop new treatments for Gaucher disease.

        Before we can commercialize our development-stage products, we will need to:

  •
  conduct substantial research and development;

  •
  undertake preclinical and clinical testing;

  •
  develop and scale-up manufacturing processes; and

  •
  pursue regulatory approvals and, in some jurisdictions, pricing approvals.

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

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. We may decide to abandon development of a product or service candidate at any time or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would adversely impact the timing for generating possible revenue from those product candidates.

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

        As of June 30, 2004, we had $657.0 million in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives;

  •
  expanding existing and constructing additional facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        We may further reduce available cash reserves to pay principal and interest on outstanding debt, including:

  •
  our $690.0 million in principal of 1.25% convertible senior notes due December 2023; and

  •
  $135.0 million in principal under our revolving credit facility with a syndicate of commercial banks, which is due in December 2006.

        To satisfy our cash requirements, we may have to obtain additional financing. We may be unable to obtain any additional financing, extend any existing financing arrangements, or obtain either on terms that we or our investors consider favorable.

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

        The United States Patent and Trademark Office (USPTO), and the courts have not consistently treated the breadth of claims allowed or interpreted in biotechnology patents. If the USPTO or the courts begin to allow or interpret claims more broadly, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow or interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

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

        Third party patents may cover some of the products or services that we or our strategic partners are developing or testing. For example, we are aware of a United States patent owned by Columbia University relating to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner, BioMarin, uses to manufacture Aldurazyme. We are challenging the validity of this patent in a federal lawsuit filed in June 2003. While we are licensed under the patent for a royalty of approximately 1.5% of sales of Cerezyme, Fabrazyme and Thyrogen, we have not paid the royalty pending the outcome of the litigation. In March 2004, we received from Columbia a notice of breach under this license agreement. If we do not prevail in this litigation challenging the patent, or if we do not prevail in any litigation related to the license agreement termination, we would be obligated to pay a royalty on sales of products that we use CHO cells to manufacture. In the event we were to lose our lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia.

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

        The federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. In addition, enforcement authorities have instituted actions under health care "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, may bring product liability claims against us or our subsidiaries. If any such actions are initiated against us, those actions may have a significant negative impact on our business.

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

        Our international operations accounted for approximately 45% of our consolidated product and service revenues for the six months ended June 30, 2004. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

        At June 30, 2004, we had $830.3 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

  •
  increasing our vulnerability to adverse changes in general economic and industry conditions; and

  •
  limiting our ability to obtain additional financing for capital expenditures, acquisitions, general corporate and other purposes.

Our ability to make payments and interest on our indebtedness depends upon our future operating and financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to the risks associated with equity prices and foreign currency exchange rates has not materially changed since December 31, 2003. However, our interest rate risk has increased $11.4 million since December 31, 2003. The increase is primarily due to a 60% decrease in our fixed income investment portfolio, which resulted in a $10.1 million, or 60% decrease in the fair value of the gains on our investment portfolio since December 31, 2003.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2003 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of June 30, 2004 and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of June 30, 2004, which, if adversely decided, would have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint on November 12, 2003 for failure to state a claim. The plaintiff in this case has appealed the dismissal of the complaint. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004. In July 2004, the consolidated case was stayed pending disposition of a fourth case. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during the six months ended June 30, 2004, all of which remains in accrued expenses in our consolidated balance sheet as of June 30, 2004. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we are confident that the new patent was mistakenly issued by the USPTO and is invalid, we have not paid the royalty pending the outcome of the litigation. We have received notice from Columbia that we are in breach of our license agreement. In the event we were to lose our lawsuit, we estimate our royalty obligation to Columbia would be between $10 million and $20 million per year through 2019, the precise amount depending on sales levels of the affected products and the level of third party royalty offsets available as provided for in our license agreement with Columbia. A hearing on motions for summary judgment is scheduled in November 2004.

        On August 7, 2003, a purported shareholder class action was filed in California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al. (Case No. RG 03110801). The plaintiff alleged that he was a stockholder of SangStat and purported to bring the action on behalf of the holders of SangStat common stock. The plaintiff named as defendants in the action are SangStat and each of SangStat's former directors. The plaintiff's complaint asserts that SangStat and each of its former directors breached fiduciary duties to SangStat stockholders by consenting to the acquisition by Genzyme. The plaintiff's complaint did not seek monetary damages but instead sought only equitable relief, including an order rescinding the transaction to the extent already implemented. The plaintiff also sought costs of suit, including attorneys' fees. On April 19, 2004, the Court entered final judgment in favor of SangStat, and dismissed the action with prejudice.

        We are not able to predict the outcome of the pending cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for approximately $1 million in additional liabilities arising from the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to purchases we made of our common stock during the first half of our 2004 fiscal year. We purchased these shares from employees who sold them to us to satisfy payments due for stock option exercises:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	1,146	$12.96	—	—
February 1-29, 2004	1,139	$13.79	—	—
March 1-31, 2004	—	—	—	—
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	—	—	—	—

Total	2,285	$13.37	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of stockholders on May 27, 2004. The following represents the results of the voting on proposals submitted to the stockholders for a vote at the annual meeting. Adoption of the proposals set forth below, except for the election of directors and the amendment of our charter, required the affirmative vote of the majority of the shares of Genzyme General Stock properly cast at the meeting. Each director was elected by a plurality of the votes properly cast at the meeting. Adoption of the charter amendment required the affirmative vote of the majority of all shares of Genzyme General Stock outstanding and entitled to vote. Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast.

  a.
  Proposal to elect three directors for a term of office expiring in 2007:

	Number of Votes
Nominee
	For	Withheld
Douglas A. Berthiaume	196,419,387	4,953,908
	Number of Votes
Nominee
	For	Withheld
Henry E. Blair	198,494,966	2,878,329
	Number of Votes
Nominee
	For	Withheld
Gail K. Boudreaux	199,359,968	2,013,327

        Each nominee received a plurality of the votes cast, and therefore has been duly elected as a director of Genzyme. The terms of office for Constantine E. Anagnostopoulos, Robert J. Carpenter, Charles L. Cooney, Victor J. Dzau, M.D., Senator Connie Mack III and Henri A. Termeer as directors of Genzyme continued after the annual meeting.

  b.
  Proposal to amend our Employee Stock Purchase Plan:

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
166,906,444	5,168,372	1,126,602	28,171,877

    The proposal received a majority of the votes cast, and was adopted.***

  c.
  Proposal to approve our 2004 Equity Incentive Plan:

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
124,295,395	47,705,341	1,200,681	28,171,878

    The proposal received a majority of the votes cast, and was adopted.***

  d.
  Proposals to amend our 1998 Director Stock Option Plan:

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
139,815,429	32,198,974	1,187,011	28,171,876

    The proposal received a majority of the votes cast, and was adopted.***

  e.
  Proposal to amend and restate our Articles of Organization.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
118,689,858	53,337,238	1,174,322	28,171,877

    The proposal received the affirmative vote of the majority of shares outstanding, and was adopted.

  f.
  Proposal to ratify the audit committee's selection of PricewaterhouseCoopers, LLP as independent auditors for 2004.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
197,639,620	2,733,985	999,689	1

    The proposal received a majority of the votes cast and was adopted.

  g.
  Shareholder proposal that the compensation committee use restricted stock in lieu of stock options:

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
10,018,376	158,757,708	4,425,333	28,171,878

    The proposal did not receive a majority of votes cast and was not adopted.

***
For this purpose, abstentions and broker non-votes are not counted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

          See the Exhibit Index following the signature page to this report on Form 10-Q.

  (b)
  Reports on Form 8-K

    On April 8, 2004, we filed a Current Report on Form 8-K dated April 7, 2004 to report under Items 5 and 7 the unaudited, pro forma combined financial information describing the pro forma effect of our proposed transaction with ILEX on our statements of operations for the year ended December 31, 2003, as if the transaction had occurred on January 1, 2003, and our balance sheet as of December 31, 2003, as if the transaction had occurred on that date.

    On May 28, 2004, we filed a Current Report on Form 8-K dated May 28, 2004 to report under Items 5 and 7:

•
an amendment and restatement of our corporate charter to eliminate our tracking stock designations and make other changes in light of the revised Massachusetts Business Corporation Act, which became effective on July 1, 2004; and

•
the amendment of our shareholder rights plan to (i) re-designate each GGD Stock Purchase Right as a Stock Purchase Right and (ii) provide that each outstanding share of common stock also represents one Stock Purchase Right.

    On June 18, 2004, we filed a Current Report on Form 8-K dated May 28, 2004 to report under Items 5 and 7 the unaudited, pro forma combined financial information describing the pro forma effect of our proposed transaction with ILEX on our statements of operations for the year ended December 31, 2003, as if the transaction had occurred on January 1, 2003, and our balance sheet as of March 31, 2004, as if the transaction had occurred on that date. In addition, in connection with the amendment of our charter, we entered into a supplemental indenture with respect to our 1.25% notes in order to reflect that the shares of capital stock into which those notes may become convertible are referred to now as "common stock." That supplemental indenture was included as an exhibit to this Form 8-K.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
DATE: August 9, 2004	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Credit Agreement, dated as of June 30, 2004, to Credit Agreement dated December 10, 2003, among Genzyme, SangStat Medical Corporation, each of the financial institutions identified under the caption "Lenders" on the signature pages and Fleet National Bank as administrative agent for the Lenders. Filed herewith.
10.2	Fourth Amendment to Lease, dated June 30, 2004, to Lease dated as of October 21, 1998, by and between Wells Fargo Bank Northwest and Genzyme. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2004 TABLE OF CONTENTS
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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX