Form 10-Q
period 2004-09-30
GENZYME CORP
filed 2004-11-09
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

        The number of shares of Genzyme Stock outstanding as of October 31, 2004: 229,469,403

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

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. Effective July 1, 2003, we have one outstanding series of common stock. From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we now refer to as Genzyme Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Accordingly, earnings allocated to Genzyme Stock for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003, reflect the earnings for the corporation as a whole. Earnings allocated to Genzyme Stock for the nine months ended September 30, 2003 reflect the earnings allocated to Genzyme General for the period from January 1, 2003 through June 30, 2003 and do not include the losses allocated to Biosurgery Stock and Molecular Oncology Stock for that period. Earnings allocated to Genzyme Stock for the period from July 1, 2003 through September 30, 2003 reflect earnings for the corporation as a whole.

i

        On July 1, 2003, we reclassified the Biosurgery Stock and Molecular Oncology Stock equity accounts into the Genzyme Stock equity accounts. The elimination of our tracking stock capital structure had no effect on our consolidated net income or loss. Because we now have only one series of common stock outstanding, we rescinded the management and accounting policies that governed the relationships between our former divisions. In this Quarterly Report on Form 10-Q, and future Quarterly and Annual Reports, we will not provide separate financial statements and management's discussion and analysis for each of our former divisions, but will continue to provide our consolidated financial statements and management's discussion and analysis for the corporation as a whole.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements, including statements regarding our:

  •
  projected timetables and costs for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services;

  •
  merger and acquisition activity, including the anticipated timing of our merger with ILEX Oncology, Inc., or ILEX, and potential in-process research and development, or IPR&D, charges related to that merger, as well as the anticipated timing of our acquisition of Synvisc sales and marketing rights from Wyeth;

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

  •
  assessment of the impact of recent tax legislation and accounting pronouncements;

  •
  expected future payments related to employee benefits and leased facilities acquired from IMPATH, Inc., or IMPATH, and SangStat Medical Corporation, or SangStat;

  •
  completion of a post-closing working capital assessment and final valuation for our acquisition of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH; and

  •
  plans to record an impairment charge related to our investment in the common stock of BioMarin Pharmaceutical Inc., or BioMarin, if the value of the stock does not recover within the next three months.

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

  •
  our ability to consummate, on the expected timetable, our merger with ILEX, which remains subject to clearance by the Federal Trade Commission, commonly referred to as the FTC, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which we refer to as the Hart-Scott-Rodino Act, and our success at integrating that business;

  •
  our ability to consummate, on the expected timetable, our acquisition of Synvisc sales and marketing rights from Wyeth, our success at managing that product and the accuracy of our estimate that Synvisc revenues will increase after closing;

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

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements and to successfully manage our relationships with collaborators, distributors and partners;

  •
  the continued funding and operation of our joint ventures by our partners;

  •
  the resolution of litigation related to the consolidation of our tracking stocks;

  •
  the initiation of legal proceedings by or against us;

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the FTC, and other judicial bodies and regulatory authorities;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues and related costs, in future periods;

  •
  our ability to successfully integrate the business acquired from IMPATH;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price, and potential changes in accounting rules;

  •
  the outcome of our IRS audit; and

  •
  the possible disruption of our operations due to terrorist activities or armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties under the heading "Factors Affecting Future Operating Results" in Item 2 to Part I of this Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, IMPATH® and Myozyme® are registered trademarks of Genzyme. Sepra™ is a trademark of Genzyme. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Thymoglobulin® and Lymphoglobuline® are registered trademarks of SangStat Medical Corporation. CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2004

v

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$505,415	$394,285	$1,451,044	$1,124,006
Net service sales	61,327	33,888	150,885	96,936
Revenues from research and development contracts:
Related parties	—	714	—	1,836
Other	2,487	8,091	8,139	14,962

Total revenues	569,229	436,978	1,610,068	1,237,740

Operating costs and expenses:
Cost of products sold	110,001	95,210	323,544	290,350
Cost of services sold	44,858	19,653	101,145	55,902
Selling, general and administrative	147,886	127,340	443,956	372,371
Research and development (including research and development related to contracts)	92,188	82,974	284,374	237,668
Amortization of intangibles	27,657	19,267	81,147	54,413
Purchase of in-process research and development	—	158,000	—	158,000
Charge for impairment of goodwill	—	—	—	102,792
Charge for impaired asset	—	7,996	—	10,894

Total operating costs and expenses	422,590	510,440	1,234,166	1,282,390

Operating income (loss)	146,639	(73,462)	375,902	(44,650)

Other income (expenses):
Equity in loss of equity method investments	(4,362)	(5,503)	(12,467)	(14,501)
Minority interest	1,589	—	3,715	—
Gain (loss) on investments in equity securities	(2,706)	1,183	(2,282)	(2,437)
Loss on sale of product line	—	—	—	(29,367)
Other	(19)	(338)	(733)	1,181
Investment income	4,566	11,422	17,845	35,464
Interest expense	(5,429)	(4,382)	(33,250)	(17,207)

Total other income (expenses)	(6,361)	2,382	(27,172)	(26,867)

Income (loss) before income taxes	140,278	(71,080)	348,730	(71,517)
Provision for income taxes	(42,479)	(24,653)	(104,861)	(53,377)

Net income (loss)	$97,799	$(95,733)	$243,869	$(124,894)

Comprehensive income (loss), net of tax:
Net income (loss)	$97,799	$(95,733)	$243,869	$(124,894)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,388	11,857	(1,897)	70,751
Gain on affiliate sale of stock, net of tax	—	—	—	2,856
Other	291	200	743	123
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(659)	(10,012)	(2,798)	1,521
Reclassification adjustment for losses included in net income (loss)	21	(737)	111	1,551

Unrealized gains (losses) on securities, net of tax	(638)	(10,749)	(2,687)	3,072

Other comprehensive income (loss)	13,041	1,308	(3,841)	76,802

Comprehensive income (loss)	$110,840	$(94,425)	$240,028	$(48,092)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued)
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) per share:
Allocated to Genzyme Stock(1):
Genzyme General net income (loss)	$97,799	$(95,733)	$243,869	$24,841
Tax benefit allocated from Genzyme Biosurgery	—	—	—	8,720
Tax benefit allocated from Genzyme Molecular Oncology	—	—	—	3,420

Net income (loss) allocated to Genzyme Stock	$97,799	$(95,733)	$243,869	$36,981

Net income (loss) per share of Genzyme Stock:
Basic	$0.43	$(0.43)	$1.08	$0.17

Diluted	$0.42	$(0.43)	$1.05	$0.17

Weighted average shares outstanding:
Basic	228,156	222,000	226,815	217,801

Diluted	234,720	222,000	232,727	223,972

Allocated to Biosurgery Stock(1):
Genzyme Biosurgery net loss				$(166,656)
Allocated tax benefit				14,005

Net loss allocated to Biosurgery Stock				$(152,651)

Net loss per share of Biosurgery Stock—basic and diluted				$(3.76)

Weighted average shares outstanding				40,630

Allocated to Molecular Oncology Stock(1):
Net loss allocated to Molecular Oncology Stock				$(9,224)

Net loss per share of Molecular Oncology Stock—basic and diluted				$(0.54)

Weighted average shares outstanding				16,958

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

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$331,232	$292,774
Short-term investments	24,785	120,712
Accounts receivable, net	501,990	397,439
Inventories	266,478	267,472
Prepaid expenses and other current assets	88,574	110,872
Deferred tax assets	134,977	133,707

Total current assets	1,348,036	1,322,976
Property, plant and equipment, net	1,231,775	1,151,133
Long-term investments	467,429	813,974
Notes receivable—related parties	9,588	12,318
Goodwill, net	801,350	621,947
Other intangible assets, net	868,008	895,844
Investments in equity securities	116,124	110,620
Other noncurrent assets	70,404	75,716

Total assets	$4,912,714	$5,004,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,533	$97,474
Accrued expenses	330,750	267,304
Deferred revenue and other income	12,722	6,837
Current portion of long-term debt, convertible notes and capital lease obligations	119,184	20,410

Total current liabilities	526,189	392,025
Long-term debt and capital lease obligations	147,094	150,349
Convertible notes and debentures	690,000	1,265,000
Deferred revenue—noncurrent	7,792	3,388
Deferred tax liabilities	177,084	205,923
Other noncurrent liabilities	51,724	51,431

Total liabilities	1,599,883	2,068,116

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,293	2,247
Additional paid-in capital	3,094,350	2,957,578
Notes receivable from stockholders	(13,711)	(13,285)
Accumulated earnings (deficit)	45,309	(198,560)
Accumulated other comprehensive income	184,590	188,432

Total stockholders' equity	3,312,831	2,936,412

Total liabilities and stockholders' equity	$4,912,714	$5,004,528

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$243,869	$(124,894)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153,580	111,089
Provision for bad debts	8,144	2,421
Charge for purchase of in-process research and development	—	158,000
Charge for impairment of goodwill	—	102,792
Charge for impaired asset	—	10,894
Equity in loss of equity method investments	12,467	14,501
Minority interest	(3,715)	—
Loss on investments in equity securities	2,282	2,437
Loss on sale of product line	—	29,367
Write off of unamortized debt fees	5,329	—
Deferred income tax benefit	(27,885)	(25,402)
Tax benefit from employee stock options	32,258	22,073
Other	4,419	1,395
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(101,076)	(51,450)
Inventories	7,915	28,714
Prepaid expenses and other current assets	1,155	(12,281)
Accounts payable, accrued expenses and deferred revenue	46,518	16,069

Cash flows from operating activities	385,260	285,725

Cash Flows from Investing Activities:
Purchases of investments	(460,324)	(528,468)
Sales and maturities of investments	892,291	807,843
Purchases of equity securities	(3,359)	(19,933)
Purchases of property, plant and equipment	(129,255)	(169,535)
Sale of product line	—	32,388
Investments in equity method investees	(22,736)	(19,070)
Purchases of intangible assets	(4,900)	(20,267)
Acquisitions, net of acquired cash	(265,246)	(537,037)
Other	1,935	3,990

Cash flows from investing activities	8,406	(450,089)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	104,549	83,382
Proceeds from draws on credit facility	135,000	316,000
Payments of debt and capital lease obligations	(614,547)	(312,528)
Bank overdraft	12,521	(17)
Minority interest payable	4,622	—
Other	962	(115)

Cash flows from financing activities	(356,893)	86,722

Effect of exchange rate changes on cash	1,685	19,739

Increase (decrease) in cash and cash equivalents	38,458	(57,903)
Cash and cash equivalents at beginning of period	292,774	406,811

Cash and cash equivalents at end of period	$331,232	$348,908

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1.    Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disorders, renal disease, osteoarthritis, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reportable/reporting segments:

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations, balance sheets and statements of cash flows for our corporate operations taken as a whole. We eliminate all significant intercompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of accounting principles generally accepted in the United States of America and the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2003 data to conform to our 2004 presentation.

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

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. In the aggregate, 1,997,392 shares of Genzyme General Stock were exchanged for the outstanding shares of Biosurgery Stock and 959,045 shares of Genzyme General Stock were exchanged for the outstanding shares of Molecular Oncology Stock. Options and warrants to purchase shares of Biosurgery Stock were converted into options and warrants to purchase 401,257 shares of Genzyme General Stock, with exercise prices ranging from $24.27 to $2,356.12, and options to purchase shares of Molecular Oncology Stock were converted into options to purchase 198,855 shares of Genzyme General Stock, with exercise prices ranging from $26.01 to $478.27. Effective July 1, 2003, we have one outstanding series of common stock, which we now refer to as Genzyme Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole. Accordingly, earnings allocated to Genzyme Stock for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003, reflect the earnings for the corporation as a whole. Earnings allocated to Genzyme Stock for the nine months ended September 30, 2003 reflect the earnings allocated to Genzyme General for the period from January 1, 2003 through June 30, 2003 and do not include the losses allocated to Biosurgery Stock and Molecular Oncology Stock for that period. Earnings allocated to Genzyme Stock for the period from July 1, 2003 through September 30, 2003 reflect earnings for the corporation as a whole.

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

        The tax benefits allocated to Genzyme General and included in earnings attributable to Genzyme Stock for the nine months ended September 30, 2003, reflecting allocations through June 30, 2003, were (amounts in thousands):

Nine Months Ended September 30, 2003
Tax benefits allocated from:
Genzyme Biosurgery	$8,720
Genzyme Molecular Oncology	3,420

Total	$12,140

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

        Within the general limits under our charter and Massachusetts law, the amount of any dividend payment will be at the board of directors' discretion. To date, we have never declared or paid a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of Genzyme Stock in the foreseeable future. Unless declared, no dividends will accrue on shares of Genzyme Stock.

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

        The following table sets forth our net income (loss) data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$97,799	$(95,733)	$243,869	$(124,894)
Add: employee stock-based compensation included in as reported, net of tax	—	65	6	370
Deduct: pro forma employee stock-based compensation expense, net of tax	(21,151)	(17,803)	(74,219)	(62,946)

Pro forma	$76,648	$(113,471)	$169,656	$(187,470)

        The following table sets forth the impact to our historical net income (loss) per share data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) per share allocated to Genzyme Stock(1):
Basic:
As reported	$0.43	$(0.43)	$1.08	$0.17

Pro forma	$0.34	$(0.51)	$0.74	$(0.10)

Diluted:
As reported	$0.42	$(0.43)	$1.05	$0.17

Pro forma	$0.33	$(0.51)	$0.73	$(0.10)

Net loss per share allocated to Biosurgery Stock—basic and diluted(1):
As reported				$(3.76)

Pro forma				$(3.82)

Net loss per share allocated to Molecular Oncology Stock—basic and diluted(1):
As reported				$(0.54)

Pro forma				$(0.63)

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

Recent Accounting Pronouncements

        EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share."    In April 2004, the EITF issued Statement No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and was required to be retroactively applied. We evaluated the terms of our convertible notes and debentures and determined that none of these instruments qualified as participating securities under the provisions of EITF 03-6. As a result, the adoption of EITF 03-6 had no effect on our earnings per share for the three and nine months ended September 30, 2004 or 2003.

        EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share."    In September 2004, the EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-8 requires that all contingently convertible debt instruments be included in diluted earnings per share using the if-converted method, regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires that prior period earnings per share amounts presented for comparative purposes be restated. Under the provisions of EITF 04-8, the $690.0 million in principal under our 1.25% convertible senior notes, which represent 9.7 million potential shares of common stock, will be included in the calculation of diluted earnings per share using the if-converted method regardless of whether or not the contingent requirements have been met for conversion to common stock. We will adopt EITF 04-8 during the fourth quarter of 2004, and have determined that the adoption of EITF 04-8 will not have a significant impact on prior periods' earnings per share calculations.

        EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds."    In September 2004, the EITF reached a consensus on Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." EITF 04-10 requires that operating segments that do not meet the quantitative thresholds can be aggregated to produce a reportable segment if: (i) the aggregation is consistent with the objective and basic principles of SFAS No. 131, "Segment Reporting"; (ii) the segments have similar economic characteristics; and (iii) the segments have a majority of other aggregation criteria, such as similar products and services, production processes, types of customers, distribution methods and regulatory environment. EITF 04-10 is effective for reporting periods ending after December 15, 2004 and requires that corresponding information for earlier periods, including interim periods, be restated unless it is impractical to do so. We are currently evaluating the impact that the adoption of EITF 04-10 will have on our financial statements and results of operations.

        Proposed SFAS, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95."    In March 2004, the Financial Accounting Standards Board, or FASB, issued an exposure draft of a new standard entitled "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," which would amend SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 95, "Statement of Cash Flows." The Exposure Draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard before December 31, 2004. The new standard, as proposed, would be effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. Although we have not yet completed an analysis to quantify the exact impact the new standard will have on our future financial performance, the disclosures in this note, under the caption, "Accounting for Stock-Based Compensation, " provide detail as to our financial performance as if we had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods. We are monitoring developments related to the exposure draft and will adopt the final standards, if any, upon issuance.

3.    Net Income (Loss) Per Share

  Genzyme Stock(1):

        The following table sets forth our computation of basic and diluted net income (loss) per share of Genzyme Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$97,799	$(95,733)	$243,869	$24,841
Tax benefit allocated from Genzyme Biosurgery	—	—	—	8,720
Tax benefit allocated from Genzyme Molecular Oncology	—	—	—	3,420

Net income (loss) allocated to Genzyme Stock—basic and diluted	$97,799	$(95,733)	$243,869	$36,981

Shares used in computing net income (loss) per common share—basic	228,156	222,000	226,815	217,801
Effect of dilutive securities:
Stock options(2,3)	6,554	—	5,902	6,161
Warrants and stock purchase rights(2)	10	—	10	10

Dilutive potential common shares	6,564	—	5,912	6,171

Shares used in computing net income (loss) per common share—diluted(2,3,4,5)	234,720	222,000	232,727	223,972

Net income (loss) per share of Genzyme Stock:
Basic	$0.43	$(0.43)	$1.08	$0.17

Diluted	$0.42	$(0.43)	$1.05	$0.17

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

(2)
For the three months ended September 30, 2003, basic and diluted net loss per share of Genzyme Stock are the same. We did not include the securities described in the following table in the computation of diluted net loss per share of Genzyme Stock because these securities would have an anti-dilutive effect due to our net loss for the period (amounts in thousands):

Three Months Ended September 30, 2003
Shares of Genzyme Stock issuable for options	6,608
Shares of Genzyme Stock issuable for warrants and stock purchase rights	10

Total shares excluded from the computation of diluted earnings per share	6,618

(3)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme Stock during each such period (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares of Genzyme Stock issuable upon exercise of outstanding options	5,159	13,948	7,845	14,261
(4)
We did not include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures in the computation of dilutive earnings per share for Genzyme Stock for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003, because the conditions for conversion had not been met. The debentures were contingently convertible into approximately 8.2 million shares of Genzyme Stock at an initial conversion price of $70.30 per share. We redeemed all of the outstanding debentures for cash in June 2004.

(5)
We did not include the potentially dilutive effect of the assumed conversion of the $690.0 million in principal of 1.25% senior convertible notes, issued in December 2003, in the computation of diluted earnings per share for Genzyme Stock for the three and nine months ended September 30, 2004 because the conditions for conversion had not been met. The notes are contingently convertible into approximately 9.7 million shares of Genzyme Stock at an initial conversion price of $71.24 per share.

  Biosurgery Stock(1):

        For the period presented, basic and diluted net loss per share of Biosurgery Stock are the same. We did not include the securities described in the following table in the computation of Biosurgery Stock diluted net loss per share because these securities would have an anti-dilutive effect due to the net loss allocated to Biosurgery Stock (amounts in thousands):

Six Months Ended June 30, 2003
Shares of Biosurgery Stock issuable for options	7,796
Warrants to purchase shares of Biosurgery Stock	7
Biosurgery designated shares(2)	3,128
Biosurgery designated shares reserved for options(2)	62

Total	10,993

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

  Molecular Oncology Stock(1):

        For the period presented, basic and diluted net loss per share of Molecular Oncology Stock are the same. We did not include the securities described in the following table in the computation of Molecular Oncology Stock diluted net loss per share because these securities would have an anti-dilutive effect due to the net loss allocated to Molecular Oncology Stock (amounts in thousands):

Six Months Ended June 30, 2003
Shares of Molecular Oncology Stock issuable for options	3,465
Molecular Oncology designated shares(2)	1,651

Total	5,116

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

4.    Mergers and Acquisitions

  Pending Mergers and Acquisitions

  Merger with ILEX

        In February 2004, we entered into an Agreement and Plan of Merger with ILEX, an oncology drug development company. The business combination will take the form of a stock-for-stock merger. Under the terms of the merger agreement, ILEX shareholders will receive shares of Genzyme Stock for each ILEX share owned based on an exchange ratio. This exchange ratio will equal $26.00 divided by the average (rounded to the nearest cent) of the per share closing prices of Genzyme Stock as reported by Nasdaq during the 20 trading days ending on the fifth trading day prior to the closing of the transaction, provided that if this average is greater than $59.88, then the exchange ratio will be 0.4342, and if this average is less than $46.58, then the exchange ratio will be 0.5582. Cash will be paid for fractional shares. The transaction has a total value of approximately $1 billion, based on ILEX's 39.0 million shares outstanding on February 26, 2004, and our offer price of $26.00 per share. The transaction is expected to be accounted for as a purchase and to qualify as a tax-free reorganization. The business combination has been approved by the board of directors of both companies, and on July 1, 2004, was approved by the holders of a majority of the shares of ILEX common stock. The transaction is subject to clearance under the Hart-Scott-Rodino Act. In April 2004, the FTC requested additional information from us and ILEX related to our proposed transaction. This "second request" extended the waiting period under the Hart-Scott-Rodino Act during which the FTC is permitted to review the transaction. We are working closely with the FTC to resolve outstanding issues regarding a proposed consent decree focused around certain solid organ transplant applications for CAMPATH (alemtuzumab for injection). We expect the transaction to close in the fourth quarter of this year.

  Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        On November 3, 2004, we entered into an arrangement with Wyeth under which we will buy back, from Wyeth, the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. The closing of this transaction is conditioned on the parties obtaining clearance under the Hart-Scott-Rodino Act, as well as the satisfaction of other customary closing conditions. In exchange for the sales and marketing rights, we are obligated to make upfront cash payments to Wyeth totaling $121.0 million, as well as contingent payments that, depending on the level of Synvisc sales in the covered territories, could reach a maximum of $293.7 million in cash. The agreements underlying this arrangement terminate on June 30, 2012.

  Completed Mergers and Acquisitions

  Acquisition of the Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million. The acquisition allows us to leverage our genetic testing expertise with IMPATH's testing and medical experience in improving diagnosis, treatments and outcomes for cancer patients. We accounted for the acquisition as a purchase and, accordingly, included its results of operations in our consolidated statements of operations from May 1, 2004, the date of acquisition.

        The purchase price and the allocation of the purchase price to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Cash paid	$212,093
Acquisition costs	3,183

Total purchase price.	$215,276

Accounts receivable	$14,483
Inventory	1,956
Deferred tax assets—current	541
Other current assets	2,524
Property, plant & equipment	24,079
Goodwill	148,465
Other intangible assets (to be amortized straight-line over 0.4 to 10 years)	34,760
Deferred tax assets—noncurrent	835
Other noncurrent assets	213
Assumed liabilities:
Customer credit balances	(6,674)
Unfavorable lease liability	(2,269)
Liabilities for exit activities	(1,470)
Other assumed liabilities	(2,167)

Allocated purchase price	$215,276

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $148.5 million, which was allocated to goodwill. We perform an impairment test for the goodwill on a periodic basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        The allocation of the purchase price to the estimated fair values remains subject to the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004, and to the completion of a final valuation, which we expect to complete in the fourth quarter of 2004. Pro forma results are not presented for our acquisition of the pathology/oncology testing assets of IMPATH because the acquisition did not have a significant effect on our results of operations.

        In connection with the acquisition of these assets, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel and the closure of certain of the facilities leased by these business units of IMPATH. These costs have been recognized as liabilities assumed in connection with the purchase of the IMPATH assets in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase

Business Combinations." The following table summarizes the liabilities established for exit activities related to this acquisition (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Total Exit Activities
Recorded at acquisition date	$1,434	$36	$1,470
Payments in 2004	(192)	—	(192)

Balance at September 30, 2004	$1,242	$36	$1,278

        We expect to pay employee related benefits to the former employees of the Physician Services and Analytical Services business units of IMPATH and make payments related to the closure of certain of the facilities leased by these business units through the end of 2005.

  Alfigen, Inc.

        In February 2004, we acquired Alfigen, Inc., or Alfigen, a national genetic testing provider based in Pasadena, California, for an aggregate purchase price of $47.5 million in cash. We accounted for the acquisition as a purchase and accordingly, the results of operations of Alfigen are included in our consolidated financial statements from February 21, 2004, the date of acquisition.

        The purchase price and the allocation of the purchase price to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities are as follows (amounts in thousands):

Cash paid	$47,500

Total purchase price.	$47,500

Current assets	$155
Property, plant & equipment	1,244
Goodwill	33,235
Other intangible assets (to be amortized straight-line over 5 to 10 years)	13,000
Assumed liabilities—employee related benefits	(134)

Allocated purchase price	$47,500

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $33.2 million, which was allocated to goodwill. We will perform an impairment test for the goodwill on a periodic basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Pro forma results are not presented for the acquisition of Alfigen because the acquisition did not have a significant effect on our results of operations.

        In connection with the acquisition of Alfigen, we initiated an integration plan to consolidate and restructure certain functions and operations of Alfigen, including the termination of certain Alfigen personnel. These costs have been recognized as liabilities for employee related benefits assumed in connection with the acquisition of Alfigen in accordance with EITF 95-3. The amount of assumed liabilities for employee related benefits was not significant and, as of September 30, 2004, all employee related benefits have been paid to the eligible former employees of Alfigen.

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

        In connection with the acquisition of SangStat, we initiated an integration plan to consolidate and restructure certain functions and operations of SangStat, including the relocation and termination of certain SangStat personnel and the closure of certain of SangStat's leased facilities. These costs have been recognized as liabilities assumed in connection with the purchase of SangStat in accordance with EITF 95-3. The following table summarizes the liabilities established for exit activities related to the acquisition of SangStat (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities(1)	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$7,118	$2,561	$49	$9,728
Revision of estimate	1,315	(233)	257	1,339
Payments in 2003	(831)	—	—	(831)

Balance at December 31, 2003	7,602	2,328	306	10,236
Revision of estimate	(459)	(444)	(184)	(1,087)
Payments in 2004	(5,032)	(975)	(122)	(6,129)

Balance at September 30, 2004	$2,111	$909	$—	$3,020

(1)
Includes costs associated with the closure of leased facilities in the United States, Germany, Spain and Canada.

        We expect to pay employee related benefits through the end of 2004 and make payments related to leased facilities through the first half of 2005.

  Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of SangStat was completed as of the beginning of each period presented. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as acquired IPR&D charges of $158.0 million, are included in both periods of the following pro forma financial summary (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Total revenue	$461,879	$1,323,987

Net loss	$(107,664)	$(153,315)

Net income (loss) allocated to Genzyme Stock	$(107,664)	$8,560

Net income (loss) per share of Genzyme Stock:
Basic	$(0.48)	$0.04

Diluted	$(0.48)	$0.04

Weighted average shares outstanding:
Basic	222,000	217,801

Diluted	222,000	223,972

5.    Inventories

	September 30, 2004	December 31, 2003
	(Amounts in thousands)
Raw materials	$60,044	$53,056
Work-in-process	80,187	96,088
Finished products	126,247	118,328

Total	$266,478	$267,472

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not yet been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. At September 30, 2004, our total inventories included $3.1 million of inventory for products that have not yet been approved for sale. At December 31, 2003 our inventory for products not yet approved for sale was not significant.

6.    Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the changes in our net goodwill during the nine months ended September 30, 2004 (amounts in thousands):

	As of December 31, 2003	Acquisition	Adjustments	As of September 30, 2004
Renal	$76,753	$—	$—	$76,753
Therapeutics	354,709	—	—	354,709
Transplant(1)	132,550	—	(2,288)	130,262
Biosurgery	7,585	—	—	7,585
Diagnostic/Genetics(2,3)	49,249	181,700	(1)	230,948
Other(3)	1,101	—	(8)	1,093

Goodwill, net	$621,947	$181,700	$(2,297)	$801,350

(1)
Represents the goodwill resulting from our acquisition of SangStat in September 2003. We recorded additional adjustments to the goodwill in the first three quarters of 2004 related to the finalization of the purchase price allocations and revisions of estimates of liabilities established for exit activities.

(2)
Includes $148.5 million of goodwill resulting from our acquisition of the pathology/oncology testing assets of IMPATH in May 2004 and $33.2 million of goodwill resulting from our acquisition of Alfigen in February 2004.

(3)
The adjustments to goodwill relate to foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

        We completed the annual impairment tests for our $801.4 million of net goodwill in the third quarter of 2004, as provided by SFAS No. 142, and determined that none of the goodwill allocated to our reporting units was impaired and, therefore, no impairment charges were required. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2004			As of December 31, 2003
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology	$785,944	$(188,822)	$597,122	$785,991	$(138,404)	$647,587
Patents	183,360	(53,905)	129,455	183,360	(43,413)	139,947
Trademarks	58,027	(19,463)	38,564	58,027	(15,606)	42,421
License fees	42,972	(11,679)	31,293	38,072	(9,400)	28,672
Distribution agreements	13,950	(6,602)	7,348	13,950	(5,294)	8,656
Customer lists(1)	83,578	(21,721)	61,857	38,038	(11,895)	26,143
Other	11,420	(9,051)	2,369	9,200	(6,782)	2,418

Total	$1,179,251	$(311,243)	$868,008	$1,126,638	$(230,794)	$895,844

(1)
Includes customer lists valued at $34.5 million resulting from our acquisition of the pathology/oncology testing assets of IMPATH in May 2004 and $11.0 million resulting from our acquisition of Alfigen in February 2004. The value assigned to these customer lists will be amortized over a weighted average period of ten years.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $27.7 million for the three months ended September 30, 2004;

  •
  $19.3 million for the three months ended September 30, 2003;

  •
  $81.1 million for the nine months ended September 30, 2004; and

  •
  $54.4 million for the nine months ended September 30, 2003.

        The estimated future amortization expense for our other intangible assets as of September 30, 2004, for the remainder of fiscal year 2004 and the five succeeding fiscal years is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2004 (remaining three months)	$27,899
2005	104,388
2006	95,899
2007	95,899
2008	95,127
2009	94,086

7.    Investments in Equity Securities

       We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In September 2004, we recorded a $2.9 million impairment charge in connection with our investment in MacroGenics, Inc. and in June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED, Inc. because we considered the decline in value of these investments to be other than temporary. Given the significance and duration of the decline in value of these investments as of September 30, 2004, with respect to our investment in MacroGenics, and as of June 30, 2003, with respect to our investment in ABIOMED, we concluded that it was unclear over what period the recovery of the stock price for these investments would take place, and, accordingly, that any evidence suggesting that the investments would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

        At September 30, 2004, our stockholders' equity includes $24.9 million of unrealized gains and $7.1 million of unrealized losses related to our investments in strategic equity securities. The unrealized losses are related to our investment in the common stock of BioMarin, and we believe the losses are temporary. Despite our view that the decline is temporary, our practice is to record impairment charges for investments that remain below cost for an extended duration. We plan to record an impairment charge related to our investment in BioMarin based on this practice if the value of the stock does not recover within the next three months.

8.    Joint Venture with BioMarin

        We formed BioMarin/Genzyme LLC, a joint venture with BioMarin, to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the losses of BioMarin/Genzyme LLC in equity in loss of equity method investments in our consolidated statements of operations. Our portion of the losses were:

  •
  $2.6 million for the three months ended September 30, 2004, as compared to $4.4 million for the same period of 2003; and

  •
  $9.2 million for the nine months ended September 30, 2004, as compared to $12.9 million for the same period of 2003.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$10,332	$3,434	$26,968	$4,884
Gross margin	6,497	(20)	17,186	1,145
Operating expenses	(11,737)	(8,789)	(35,861)	(26,299)
Net loss	(5,195)	(8,797)	(18,589)	(25,104)

9.    Long-Term Debt

  Revolving Credit Facility

        In December 2003, we entered into a three year $350.0 million revolving credit facility. As of September 30, 2004, $110.0 million in principal remained outstanding under this credit facility. This amount is included in current portion of long-term debt and capital lease obligations in our consolidated balance sheet because we plan to repay the outstanding principal balance within a year. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 2.2% at September 30, 2004. The terms of our revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

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

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint on November 12, 2003 for failure to state a claim. The plaintiff in this case has appealed the dismissal of the complaint. Two substantially similar cases were filed in Massachusetts Superior Court in August 2003 and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, which we refer to as the OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during the nine months ended September 30, 2004, all of which remain in accrued expenses in our consolidated balance sheet as of September 30, 2004. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the United States Patent and Trademark Office, or USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for summary judgment was scheduled for November 2004; however, Columbia recently rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in the litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiff's main claim for lack of subject matter jurisdiction.

        We are not able to predict the outcome of the pending cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for approximately $11 million in liabilities established in 2003 and approximately $1 million in additional liabilities arising during 2004 from the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies.

11.    Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(42,479)	$(24,653)	72%	$(104,861)	$(53,377)	96%
Effective tax rate	30%	(35)%		30%	(75)%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  tax benefits from export sales;

  •
  the impact of the write off of nondeductible goodwill in June 2003;

  •
  nondeductible charges for IPR&D recorded in September 2003; and

  •
  our use of tax credits.

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

        In 2001, the World Trade Organization, or WTO, determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000, or ETI, constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. As a result, in October 2004, the U.S. enacted the American Jobs Creation Act of 2004, or the Act, which repeals the ETI export subsidy for transactions after 2004 with two years of transition relief (2005-2006). The Act also provides a 9% deduction for income from domestic production activities which will be phased in over the years 2005-2010. While we are still evaluating the net impact of this new legislation, we do not expect it to have a material effect on our ongoing effective tax rate.

        In addition, the Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. While we are still evaluating this provision, we do not expect to benefit from the repatriation provisions under this Act.

12.    Defined Benefit Pension Plans

        In December 2003, the FASB issued SFAS No. 132 (revised) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For U.S. defined benefit pension plans and other defined benefit postretirement plans, SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Disclosure of information about foreign plans required under SFAS No. 132 (revised) is effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132 (revised) did not have a material impact on our disclosures about pensions and other postretirement benefits for the three and nine months ended September 30, 2004, because we only have one U.S. defined benefit plan, which has been frozen since December 1995 and is fully funded as of September 30, 2004.

        We have defined benefit pension plans for certain employees in foreign countries. These plans are funded in accordance with requirements of the appropriate regulatory bodies governing each plan.

  Components of Net Periodic Benefit Costs

        The components of net pension expense for the three and nine months ended September 30, 2004 and 2003 are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$605	$451	$1,833	$1,354
Interest cost	567	441	1,714	1,322
Expected return on plan assets	(670)	(331)	(2,030)	(994)
Amortization and deferral of actuarial loss	148	137	449	412

Net pension expense	$650	$698	$1,966	$2,094

  Employer Contributions

        At December 31, 2003, we recorded net prepaid benefit costs of $4.9 million related to our defined benefit pension plans. For the three and nine months ended September 30, 2004, we contributed $0.6 million and $1.4 million to our pension plan in the United Kingdom. We anticipate making $0.6 million of additional contributions to this plan in 2004 to satisfy our annual funding obligation.

13.    Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reportable segments as described in Note 1., "Description of Business," to this Form 10-Q.

        We have provided information concerning the operations of these reportable segments in the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Renal	$93,308	$75,468	$264,448	$200,236
Therapeutics	282,377	222,579	813,968	622,126
Transplant(1)	41,272	7,319	114,001	7,319
Biosurgery	56,756	59,395	164,038	200,051
Diagnostics/Genetics(1)	77,582	46,646	201,422	142,277
Other	17,273	24,828	49,990	63,747
Corporate	661	743	2,201	1,984

Total	$569,229	$436,978	$1,610,068	$1,237,740

Income (loss) before income taxes:
Renal	$31,170	$15,675	$73,045	$30,175
Therapeutics	154,486	106,974	428,408	294,137
Transplant(1)	(2,421)	(159,519)	(15,550)	(159,519)
Biosurgery	3,047	(11,397)	4,115	(159,741)
Diagnostics/Genetics(1)	(7,447)	884	(8,558)	7,077
Other	(17,942)	(17,735)	(58,961)	(60,557)
Corporate	(20,615)	(5,962)	(73,769)	(23,089)

Total	$140,278	$(71,080)	$348,730	$(71,517)

(1)
Results of operations for companies we acquire and amortization of intangible assets related to these acquisitions are included in segment results beginning on the date of acquisition. Acquisitions completed since January 1, 2003 include:

Company/Assets Acquired	Date Acquired	Reporting Segment(s)
Pathology/oncology testing assets of IMPATH	May 1, 2004	Diagnostics/Genetics
Alfigen	February 21, 2004	Diagnostics/Genetics
SangStat	September 11, 2003	Transplant and Corporate

  Segment Assets

        We provide information concerning the assets of our reportable segments in the following table (amounts in thousands):

	September 30, 2004	December 31, 2003
Segment Assets(1):
Renal(2)	$588,114	$598,164
Therapeutics	903,268	866,676
Transplant	419,996	441,948
Biosurgery	313,198	324,254
Diagnostics/Genetics(3)	466,045	177,740
Other	228,323	252,481
Corporate(2,3)	1,993,770	2,343,265

Total	$4,912,714	$5,004,528

(1)
Assets for our five reportable segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets.

(2)
In June 2004, we reallocated $50.0 million of property, plant and equipment related to our manufacturing facilities in the United Kingdom from Corporate to our Renal reporting segment. Accordingly, we have also reallocated $46.4 million of assets from Corporate to Renal as of December 31, 2003 to conform the prior year segment asset disclosure to the new presentation of these assets.

(3)
Includes the assets related to our corporate, general and administrative operations and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short- and long-term investments, net property, plant and equipment and deferred tax assets.

  Segment assets for Corporate consist of the following (amounts in thousands):

	September 30, 2004	December 31, 2003
Cash, cash equivalents, short- and long-term investments	$823,446	$1,227,460
Deferred tax assets—current	134,977	133,707
Property, plant & equipment, net	755,660	730,107
Investments in equity securities	116,124	110,620
Other	163,563	141,371

Total	$1,993,770	$2,343,265

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

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disorders, renal disease, osteoarthritis, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reportable/reporting segments:

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

        Through June 30, 2003, we had three outstanding series of common stock—Genzyme General Stock, Biosurgery Stock and Molecular Oncology Stock. We also referred to our series of stock as "tracking stock." Unlike typical common stock, each of our tracking stocks was designed to reflect the value and track the financial performance of a specific subset of our business operations and its allocated assets, rather than the operations and assets of our entire company. Through June 30, 2003, we allocated earnings or losses to each series of tracking stock based on the net income or loss attributable to the corresponding division determined in accordance with accounting principles generally accepted in the United States as adjusted for the allocation of tax benefits.

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock, and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. Effective July 1, 2003, we have one outstanding series of common stock. From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we now refer to as Genzyme Stock.

        Effective July 1, 2003, as a result of the elimination of our tracking stock capital structure, all of our earnings or losses are now allocated to Genzyme Stock. Earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock prior to that date remain allocated to those series of stock in the preparation of our consolidated financial statements and are not affected by the elimination of our tracking stock structure. Accordingly, earnings or losses allocated to Biosurgery Stock and Molecular Oncology Stock represent earnings allocated to those tracking stocks through June 30, 2003. Earnings or losses allocated to Genzyme Stock through June 30, 2003 represent the earnings or losses of Genzyme General, as adjusted for the allocation of tax benefits. Earnings or losses allocated to Genzyme Stock after June 30, 2003 represent the earnings or losses for the corporation as a whole.

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

MERGERS AND ACQUISITIONS

Pending Mergers and Acquisitions

Merger with ILEX

        In February 2004, we entered into an Agreement and Plan of Merger with ILEX, an oncology drug development company. The business combination will take the form of a stock-for-stock merger. Under the terms of the merger agreement, ILEX shareholders will receive shares of Genzyme Stock for each ILEX share owned based on an exchange ratio. This exchange ratio will equal $26.00 divided by the average (rounded to the nearest cent) of the per share closing prices of Genzyme Stock as reported by Nasdaq during the 20 trading days ending on the fifth trading day prior to the closing of the transaction, provided that if this average is greater than $59.88, then the exchange ratio will be 0.4342, and if this average is less than $46.58, then the exchange ratio will be 0.5582. Cash will be paid for fractional shares. The transaction has a total value of approximately $1 billion, based on ILEX's 39.0 million shares outstanding on February 26, 2004, and our offer price of $26.00 per share. The transaction is expected to be accounted for as a purchase and to qualify as a tax-free reorganization. The business combination has been approved by the board of directors of both companies, and on July 1, 2004, was approved by the holders of a majority of the shares of ILEX common stock. The transaction is subject to clearance under the Hart-Scott-Rodino Act. In April 2004, the FTC requested additional information from us and ILEX related to our proposed transaction. This "second request" extended the waiting period under the Hart-Scott-Rodino Act during which the FTC is permitted to review the transaction. We are working closely with the FTC to resolve outstanding issues regarding a proposed consent decree focused around certain solid organ transplant applications for CAMPATH (alemtuzumab for injection). We expect the transaction to close in the fourth quarter of this year, at which time we expect to incur charges related to IPR&D in amounts that are yet to be determined.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        On November 3, 2004, we entered into an arrangement with Wyeth under which we will buy back, from Wyeth, the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. The closing of this transaction, which we expect to occur in January 2005, is conditioned on the parties obtaining clearance under the Hart-Scott-Rodino Act, as well as the satisfaction of other customary closing conditions. In exchange for the sales and marketing rights, we are obligated to make upfront cash payments to Wyeth totaling $121.0 million, as well as contingent payments that, depending on the level of Synvisc sales in the covered territories, could reach a maximum of $293.7 million in cash. The agreements underlying this arrangement terminate on June 30, 2012. Upon closing this transaction, we will begin to record all revenue from sales of Synvisc to end-users in these territories. We will continue to record all of the research and development expenses related to Synvisc and will also now record selling, general and administrative, or SG&A, expenses related to the additional Synvisc sales force we expect to assume from Wyeth.

Completed Mergers and Acquisitions

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million. The acquisition allows us to leverage our genetic testing expertise with IMPATH's testing and medical experience in improving diagnosis, treatments and outcomes for cancer patients. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004, and the completion of a final valuation, which we expect to complete in the fourth quarter of 2004.

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

Alfigen

        In February 2004, we acquired Alfigen, a national genetic testing provider based in Pasadena, California, for an aggregate purchase price of $47.5 million in cash. We accounted for the acquisition as a purchase and accordingly, the results of operations of Alfigen are included in our consolidated financial statements from February 21, 2004, the date of acquisition.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Current assets	$155
Property, plant and equipment	1,244
Goodwill	33,235
Other intangible assets (to be amortized straight-line over 5 to 10 years)	13,000
Assumed liabilities	(134)

Allocated purchase price	$47,500

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

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements. In connection with the elimination of our tracking stock structure and associated changes in how we view our business, we revised our reportable segments. We have reclassified our segment presentation for the nine months ended September 30, 2003 to conform to our new segment presentation.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Product revenue	$505,415	$394,285	28%	$1,451,044	$1,124,006	29%
Service revenue	61,327	33,888	81%	150,885	96,936	56%

Total product and service revenue	566,742	428,173	32%	1,601,929	1,220,942	31%
Research and development revenue	2,487	8,805	(72)%	8,139	16,798	(52)%

Total revenues	$569,229	$436,978	30%	$1,610,068	$1,237,740	30%

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

  •
  Biosurgery products, including orthopaedic products such as Synvisc and the Sepra line of products, and through June 30, 2003, cardiac device products;

  •
  Diagnostic products, including infectious disease and cholesterol testing products; and

  •
  Other products, including bulk pharmaceuticals and WelChol, which is a mono and adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Renal:
Renagel (including sales of bulk sevelamer)	$93,308	$75,468	24%	$264,448	$200,236	32%

Therapeutics:
Cerezyme	208,378	189,223	10%	620,719	541,134	15%
Fabrazyme	57,996	21,452	170%	145,719	48,728	199%
Thyrogen	15,428	11,405	35%	45,723	30,909	48%
Other Therapeutics	575	499	15%	1,807	1,354	33%

Total Therapeutics	282,377	222,579	27%	813,968	622,125	31%

Transplant:
Thymoglobulin/Lymphoglobuline	28,342	4,898	479%	78,614	4,898	1,505%
Other Transplant	12,669	2,421	423%	35,126	2,421	1,351%

Total Transplant	41,011	7,319	460%	113,740	7,319	1,454%

Biosurgery:
Synvisc	24,630	28,228	(13)%	74,513	84,199	(12)%
Sepra products	15,085	11,951	26%	44,876	33,723	33%
Other Biosurgery	11,138	5,776	93%	23,837	53,548	(55)%

Total Biosurgery	50,853	45,955	11%	143,226	171,470	(16)%

Diagnostics/Genetics:
Diagnostic Products	21,667	21,116	3%	67,954	66,866	2%
Other Diagnostics/Genetics	288	432	(33)%	599	540	11%

Total Diagnostics/Genetics	21,955	21,548	2%	68,553	67,406	2%

Other product revenue	15,911	21,416	(26)%	47,109	55,450	(15)%

Total product revenue	$505,415	$394,285	28%	$1,451,044	$1,124,006	29%

Renal

        Worldwide sales of Renagel, including sales of bulk sevelamer, the raw material used to formulate Renagel, increased 24% to $93.3 million for the three months and increased 32% to $264.4 million for the nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to:

  •
  a $12.3 million increase in the three month period and a $39.8 million increase in the nine month period in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe;

  •
  a $5.7 million increase in the three month period and a $16.2 million increase in the nine month period in revenue due to an 8% price increase that became effective in January 2004; and

  •
  a 9% increase in the average exchange rate for the Euro for the three month period, which positively impacted Renagel revenue by $1.8 million, and a 10% increase in the average exchange rate for the Euro for the nine month period, which positively impacted Renagel revenue by $6.1 million.

        Sales of Renagel, including sales of bulk sevelamer, are 18% of our total product revenue for both the three and nine months ended September 30, 2004 as compared to 19% for the three month period and 18% for the nine month period ended September 30, 2003. We expect sales of Renagel to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. Renagel currently competes with several products and we are aware of other product candidates in development. In addition, in October 2004, Shire Pharmaceutical Group plc received FDA approval for Fosrenol, a product designed to reduce elevated levels of phosphate in the blood in patients with end-stage renal disease. Our future sales may be impacted negatively by these products and product candidates.

Therapeutics

        The increase in our Therapeutics product revenue for the three and nine months ended September 30, 2004, as compared to the same periods of 2003, is primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The growth in sales of Cerezyme for the three and nine months ended September 30, 2004, as compared to the same periods of 2003, is attributable to our continued identification of new Gaucher disease patients, particularly internationally. Our price for Cerezyme has remained consistent for all periods presented. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product and we do not expect the current new patient growth trend to continue. The growth in sales of Cerezyme for the three months ended September 30, 2004, as compared to the same period of 2003, was also positively impacted by a 9% increase in the average exchange rate, which positively impacted sales of Cerezyme by $5.4 million. During the first nine months of 2004, the average exchange rate for the Euro increased 10%, as compared to the same period of 2003, which positively impacted sales of Cerezyme by $19.0 million.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme are 41% of our total product revenue for the three months ended September 30, 2004, as compared to 48% for the same period of 2003, and 43% of our total product revenue for the nine months ended September 30, 2004, as compared to 48% for the same period of 2003. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future.

        The increase in sales of Fabrazyme for the three and nine months ended September 30, 2004, as compared to the same periods of 2003, is primarily attributable to:

  •
  a $10.9 million increase for the three month period and a $29.5 million increase for the nine month period in European sales of Fabrazyme resulting from our continued identification of patients in Europe;

  •
  a $7.0 million increase in the three month period and a $12.7 million increase in the nine month period due to the launch of Fabrazyme in Japan during the second quarter of 2004;

  •
  $15.6 million of additional sales in the three month period and $50.5 million of additional sales in the nine month period resulting from the launch of Fabrazyme in the United States during the second quarter of 2003; and

  •
  an increase in the average exchange rate of the Euro of 9% for the three month period, which positively impacted sales by $1.4 million, and 10% for the nine month period, which positively impacted sales of the product by $4.6 million.

        The increase in sales of Thyrogen in both the three and nine months ended September 30, 2004, as compared to the same periods of 2003, is primarily attributable to volume growth, particularly in Europe, where sales increased 37% to $5.3 million for the three month period and 54% to $18.4 million for the nine month period.

Transplant

        We began recording product revenue for our Transplant business unit on September 11, 2003, the day that we completed the acquisition of SangStat and began including its results of operations in our consolidated financial statements. Other Transplant revenues for 2004 include $9.7 million in sales for the three month period and $30.1 million in sales for the nine month period of Gengraf, which we co-promote with Abbott Laboratories under an agreement which expires on December 31, 2004.

Biosurgery

        Biosurgery's product revenue increased 11% to $50.9 million for the three months ended September 30, 2004, as compared to the same period of 2003. The increase is largely attributable to a $3.1 million increase in sales of Sepra products, primarily due to increased market penetration, and a $5.4 million increase in Other Biosurgery product revenue primarily due to a one-time, $5.0 million royalty recognized in September 2004 under an agreement with Q-Med AB, which we refer to as Q-Med. The increase was partially offset by a 13% decrease in sales of Synvisc to $24.6 million. The decrease is primarily due to competitive pricing pressures and price discounts by Wyeth, our U.S. marketing partner, in response to Medicare pricing rate changes.

        Biosurgery's product revenue decreased 16% to $143.2 million for the nine months ended September 30, 2004, as compared to the same period of 2003. The decrease is primarily due to the absence of revenues from our line of cardiac device products following our sale of this product line in June 2003. Revenues from sales of cardiac device products for the first half of 2003 were $39.2 million and were included in Biosurgery product revenue for the nine months ended September 30, 2003. Additionally, sales of Synvisc decreased 12% to $74.5 million for the nine months ended September 30, 2004, as compared to the same period of 2003. The decrease is primarily due to inventory reductions in the first half of 2004, as well as competitive pricing pressures and price discounts, by Wyeth in response to Medicare pricing rate changes. These decreases were partially offset by an $11.2 million increase in sales of Sepra products, primarily due to increased market penetration, and the recognition of a one-time $5.0 million royalty from Q-Med. We are aware of several competitive viscosupplementation products on the market and in development that could adversely affect our sales of Synvisc in the future.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased slightly for the three months ended September 30, 2004, as compared to the same period of 2003. The increase is attributable to a 9% increase in the combined sales of infectious disease testing products and HDL and LDL cholesterol testing products to $17.2 million. This increase was partially offset by a 14% decrease in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $4.5 million.

        Diagnostics/Genetics product revenue increased slightly for the nine months ended September 30, 2004, as compared to the same period of 2003. The increase is attributable to a 16% increase in the combined sales of infectious disease testing products and HDL and LDL cholesterol testing products to $51.7 million. This increase was partially offset by a 14% decrease in sales of point of care rapid diagnostic tests for pregnancy and infectious diseases to $16.2 million, and the expiration of our royalty agreement with Techne Corporation in June 2003, which resulted in no royalty revenue being recorded in 2004, as compared to $3.3 million for the nine months ended September 30, 2003.

Other Product Revenue

        The decrease in Other product revenue for both the three and nine months ended September 30, 2004, as compared to the same periods of 2003, is primarily attributable to a decrease in bulk sales of and royalties earned on sales of WelChol. Bulk sales of and royalties earned on WelChol decreased 48% to $5.6 million for the three month period and 42% to $16.7 million for the nine month period as a result of a decrease in demand from our U.S. marketing partner, Sankyo Pharma, Inc. Sales of bulk pharmaceuticals decreased slightly for the three month period primarily due to product mix shifts and increased 14% to $30.4 million for the nine month period primarily due to increased demand for liquid crystals.

Service Revenue

        We derive service revenue primarily from genetic and pathology/oncology testing services, which are included in our Diagnostics/Genetics reporting segment.

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Biosurgery	$5,676	$8,719	(35)%	$17,962	$21,940	(18)%
Diagnostics/Genetics	55,627	25,098	122%	132,869	74,871	77%
Other service revenue	24	71	(66)%	54	125	(57)%

Total service revenue	$61,327	$33,888	81%	$150,885	$96,936	56%

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 122% to $55.6 million in the three months ended and 77% to $132.9 million in the nine months ended September 30, 2004, as compared to the same periods of 2003. This increase is primarily attributable to:

  •
  $25.0 million for the three months and $41.9 million for the nine months of additional service revenue resulting from our acquisition of the pathology/oncology testing assets of IMPATH in May 2004;

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

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
International product and service revenue	$245,873	$186,827	32%	$715,651	$529,889	35%
% of total product and service revenue	43%	44%		45%	43%

        The increase in international product and service revenue for both the three and nine months ended September 30, 2004, as compared to the same periods of 2003, is primarily due to:

  •
  a $46.2 million increase for the three month period and a $145.8 million increase for the nine month period in the combined international sales of Renagel, Cerezyme and Fabrazyme;

  •
  a $7.3 million increase for the three month period and a $24.1 million increase for the nine month period in international sales of Thymoglobulin and Lymphoglobuline due to the acquisition of SangStat on September 11, 2003; and

  •
  an increase in the average exchange rate for the Euro of 9% for the three month period, which positively impacted sales by $10.4 million, and 10% for the nine month period, which positively impacted sales by $35.9 million.

        International sales of Renagel increased 56% to $36.7 million for the three months and 65% to $100.0 million for the nine months ended September 30, 2004, primarily due to:

  •
  the expansion of the worldwide Renagel sales force;

  •
  favorable reception of published clinical data that has increased international adoption of the product, particularly in Europe, where unit sales increased 36% in the three month period and 44% in the nine month period as compared to the same periods of 2003; and

  •
  an increase in the average exchange rate of the Euro, which positively impacted sales of Renagel by $1.8 million for the three month period, and $6.1 million for the nine month period.

        International sales of Cerezyme increased 11% to $122.8 million for the three months and 19% to $373.8 million for the nine months ended September 30, 2004, primarily due to an increase in the average exchange rate of the Euro, which positively impacted sales by $5.4 million for the three month period, and $19.0 million for the nine month period.

        International sales of Fabrazyme increased 140% to $35.9 million for the three months and 111% to $88.3 million for the nine months ended September 30, 2004, primarily due to:

  •
  our continued identification of patients in Europe;

  •
  the launch of Fabrazyme in Japan during the second quarter of 2004; and

  •
  an increase in the average exchange rate of the Euro which positively impacted sales of Fabrazyme by $1.4 million for the three month period, and $4.6 million for the nine month period.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Product margin	$395,414	$299,075	32%	$1,127,500	$833,656	35%
% of total product revenue	78%	76%		78%	74%
Service margin	$16,469	$14,235	16%	$49,740	$41,034	21%
% of total service revenue	27%	42%		33%	42%
Total product and service gross margin	$411,883	$313,310	31%	$1,177,240	$874,690	35%
% of total product and service revenue	73%	73%		73%	72%

Product Margin

        Our overall product margin increased $96.3 million, or 32% for the three months and $293.8 million, or 35% for the nine months ended September 30, 2004, as compared to the same periods in 2003. This is primarily due to a $78.0 million, or 24%, increase for the three month period and a $257.2 million, or 29% increase for the nine month period, in the combined sales of Renal, Therapeutics and Diagnostics/Genetics products as well as an increase for the three and nine month periods in sales of our newly acquired SangStat products beginning in September 2003.

        Product margin for our Renal reporting segment increased 43% for the three months and 44% for the nine months ended September 30, 2004, as compared to the same periods of 2003. The increase is primarily due to a 24% increase for the three month period and a 32% increase for the nine month period in sales of Renagel (including bulk sevelamer), an 8% price increase, which became effective in January 2004, and the scale up of our global manufacturing facilities. In March 2003, we began shipping Renagel tablets manufactured at our facility in Ireland to the European market upon receiving approval from the European Agency for the Evaluation of Medicinal Products to commence production of Renagel at the plant. In October 2003, we received final approval of this plant from the FDA, allowing shipment to the U.S.

        Product margin for our Therapeutics reporting segment increased 26% in the three months ended September 30, 2004, as compared to the same period of 2003. The increase is primarily due to a 10% increase in sales of Cerezyme, a 170% increase in sales of Fabrazyme and a 35% increase in sales of Thyrogen in the three months ended September 30, 2004. Product margin for our Therapeutics reporting segment increased 31% in the nine months ended September 30, 2004, as compared to the same period of 2003. The increase is primarily due to a 15% increase in sales of Cerezyme, a 199% increase in sales of Fabrazyme and a 48% increase in sales of Thyrogen in the nine months ended

September 30, 2004. In addition, product margin for our Therapeutics reporting segment for the nine months ended September 30, 2003, includes the write off of $2.3 million of Cerezyme finished goods in 2003 due to production issues, for which there is no similar write off in the nine months ended September 30, 2004.

        Product margin for our Biosurgery reporting segment increased 43% for the three months ended September 30, 2004, as compared to the same period of 2003. The increase is primarily due to a 26% increase in sales of Sepra products and a one-time, $5.0 million royalty recognized in September 2004, for which there was no comparable amount recognized in 2003. These increases were partially offset by a 13% decrease in Synvisc sales. Product margin for our Biosurgery reporting segment increased 7% for the nine months ended September 30, 2004, as compared to the same period of 2003. The increase is primarily due to a 33% increase in sales of Sepra products and our recognition of a one-time, $5.0 million royalty in September 2004, for which there was no comparable amount recognized in 2003. These increases were partially offset by a 12% decrease in Synvisc sales and a 55% decrease in Other Biosurgery product revenue resulting from the sale of substantially all of the assets related to our cardiac devices business in June 2003.

        Product margin for our Diagnostics/Genetics reporting segment decreased 31% for the three months ended and 21% for the nine months ended September 30, 2004, as compared to the same periods of 2003. The decrease is primarily due to a 26% increase for the three month period and a 20% increase for the nine month period in cost of diagnostic products sold resulting from a one-time royalty payment of $1.2 million and manufacturing capacity variances attributable to a decline in the demand for certain diagnostic rapid test kits.

Service Margin

        Service margin for our Biosurgery reporting segment decreased 57% in the three months and 36% in the nine months ended September 30, 2004, as compared to the same periods of 2003, primarily due to the absence of service revenue related to Synvisc in 2004. This decrease was a result of $1.5 million for the three month period and $4.7 million for the nine month period of reimbursed expenses from our Synvisc distribution partner that had been classified as revenue for which there were no comparable amounts in 2004.

        Service margin for our Diagnostics/Genetics reporting segment increased 55% for the three months ended and 45% for the nine months ended September 30, 2004, as compared to the same periods of 2003. The increases are primarily due to a 122% increase for the three month period and a 77% increase for the nine month period in service revenue resulting from our acquisition of the pathology/oncology testing assets of IMPATH in May 2004, our acquisition of Alfigen in February 2004, the continued growth in the prenatal screening and diagnosis market and increased sales of DNA testing services. These increases were offset by a 161% increase for the three month period and a 98% increase for the nine month period in costs associated with these services, including a one-time royalty payment of $3.3 million.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Selling, general and administrative expenses	$147,886	$127,340	16%	$443,956	$372,371	19%

        SG&A increased $20.5 million for the three months ended and $71.6 million for the nine months ended September 30, 2004, as compared to the same periods of 2003, primarily due to:

  •
  increases of $5.4 million for the three month period and $15.0 million for the nine month period in SG&A for Renagel largely attributable to additional selling and marketing activities aimed at increasing market penetration in Europe;

  •
  increases of $9.6 million for the three month period and $36.3 million for the nine month period in SG&A for Therapeutics products, including:

  •
  $5.6 million for the three month period and $17.3 million for the nine month period attributable to additional selling and marketing activities for Fabrazyme in Europe and the launch of the product in the United States during the second quarter of 2003; and

  •
  $4.0 million for the three month period and $19.0 million for the nine month period attributable to an increase in expenditures related to other Therapeutics selling initiatives, including $0.4 million for the three month period and $7.9 million for the nine month period for Cerezyme and $1.6 million for the three month period and $6.3 million for the nine month period for Thyrogen;

  •
  increases of $5.4 million for the three month period and $22.4 million for the nine month period in SG&A for Transplant resulting from our acquisition of SangStat on September 11, 2003; and

  •
  increases of $10.0 million for the three month period and $19.8 million for the nine month period in SG&A for Diagnostics/Genetics, primarily due to our acquisition of Alfigen in February 2004 and our acquisition of the pathology/oncology testing assets of IMPATH in May 2004.

        These increases were offset by decreases of:

  •
  $3.3 million for the three month period and $19.3 million for the nine month period in SG&A for Biosurgery, primarily driven by the sale of the cardiac device business in June 2003;

  •
  $1.4 million for the three month period and $4.0 million for the nine month period in Other SG&A, primarily due to a decrease in spending for our cardiovascular and oncology businesses; and

  •
  $5.1 million in Corporate SG&A for the three month period resulting from an increase in the amount of SG&A allocated from Corporate to the reportable segments in 2004.

Research and Development Expenses

        The following table provides information regarding the change in research and development expense during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)
Research and development expenses (including research and development related to contracts)	$92,188	$82,974	11%	$284,374	$237,668	20%

        Research and development expenses increased $9.2 million for the three months ended September 30, 2004, as compared to the same period of 2003, primarily due to:

  •
  a $2.9 million increase in spending on Transplant research and development programs resulting from the acquisition of SangStat in September 2003;

  •
  a $2.6 million increase in spending on Biosurgery research and development programs mainly for future Synvisc products; and

  •
  a $6.9 million increase in spending for Corporate research and development efforts related to our corporate science activities that we do not allocate to our reporting segments.

        These increases were offset, in part, by a slight decline in spending for Therapeutics research and development programs for the three month period primarily due to the capitalization of costs associated with the manufacturing of inventory for Myozyme, an investigational enzyme replacement therapy in late-stage development for Pompe disease. The capitalization of these costs offset increased spending on Therapeutics research and development programs, including three clinical trials for Myozyme, and from the consolidation of Dyax-Genzyme LLC, our joint venture with Dyax for the development of DX-88 for the treatment of hereditary angioedema and other chronic inflammatory diseases.

        Research and development expenses increased $46.7 million for the nine months ended September 30, 2004, as compared to the same period of 2003, primarily due to:

  •
  an $11.5 million increase in spending on Therapeutics research and development programs including three clinical trials for Myozyme and from the consolidation of Dyax-Genzyme LLC;

  •
  an $11.7 million increase in spending on Transplant research and development programs resulting from the acquisition of SangStat in September 2003; and

  •
  a $24.2 million increase in spending for Corporate research and development efforts related to our corporate science activities that we do not allocate to our reporting segments.

Amortization of Intangibles

        The following table provides information regarding the change in amortization of intangibles expense during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)

Amortization of intangibles	$27,657	$19,267	44%	$81,147	$54,413	49%

        Amortization expense increased by $8.4 million for the three months ended and $26.7 million for the nine months ended September 30, 2004, as compared to the same periods of 2003, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisition of SangStat in September 2003, our acquisition of Alfigen in February 2004 and our acquisition of the pathology/oncology testing assets of IMPATH in May 2004.

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

SangStat

        In connection with our acquisition of SangStat, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. Cyclosporine capsule is a novel smaller size formulation of generic cyclosporine, an immunosuppressive agent. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million is attributable to RDP58 and $20.0 million is attributable to cyclosporine capsule.

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

        As of September 30, 2004, we estimated that it will take approximately ten years and an investment of approximately $75 million to $100 million to complete the development of, obtain approval for and commercialize the first product based on the RDP58 technology for pulmonary and other disorders not licensed to PGP.

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

        The platform technology is specific to LSDs and there is currently no alternative use for the technology in the event that it fails as a platform for enzyme replacement therapy for the treatment of LSDs. As of September 30, 2004, we estimated that it will take approximately four to eight years and an investment of approximately $100 million to $125 million to complete the development of, obtain approval for and commercialize the first product based on this technology platform.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)

Equity in loss of equity method investments	$(4,362)	$(5,503)	(21)%	$(12,467)	$(14,501)	(14)%
Minority interest	1,589	—	N/A	3,715	—	N/A
Gain (loss) on investments in equity securities	(2,706)	1,183	(329)%	(2,282)	(2,437)	(6)%
Loss on sale of product line	—	—	N/A	—	(29,367)	(100)%
Other	(19)	(338)	(94)%	(733)	1,181	(162)%
Investment income	4,566	11,422	(60)%	17,845	35,464	(50)%
Interest expense	(5,429)	(4,382)	24%	(33,250)	(17,207)	93%

Total other income (expenses)	$(6,361)	$2,382	(367)%	$(27,172)	$(26,867)	1%

Equity in Loss of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin and Diacrin, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc., which we refer to as THP.

        Our equity in loss of equity method investments decreased 21% to $4.4 million for the three months ended September 30, 2004, as compared to $5.5 million for the same period of 2003 and decreased 14% to $12.5 million for the nine months ended September 30, 2004 as compared to $14.5 million for the same period of 2003. The largest component of our equity in loss of equity method investments was net losses from our joint venture with BioMarin, which decreased 41% to $2.6 million for the three month period and 29% to $9.2 million for the nine month period, primarily due to increased sales of Aldurazyme, which was launched in the U.S. in April 2003 and in Europe in June 2003.

Minority Interest

        As a result of our adoption of FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC, formerly known as Kallikrein LLC, and Excigen Inc., a collaboration partner. Our consolidated balance sheet as of September 30, 2004 includes assets of $2.1 million related to Dyax-Genzyme LLC, substantially all of which are included in other current assets. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen are not significant.

Gain (Loss) on Investment in Equity Securities

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment. In September 2004, we recorded a $2.9 million impairment charge in connection with our investment in MacroGenics and in June 2003, we recorded a $3.6 million impairment charge in connection with our investment in the common stock of ABIOMED because we considered the decline in value of these investments to be other than temporary. Given the significance and duration of the decline in value of these investments as of September 30, 2004, with respect to our investment in MacroGenics, and as of June 30, 2003, with respect to our investment in ABIOMED, we concluded that it was unclear over what period the recovery of the stock price for these investments would take place, and, accordingly, that any evidence suggesting that the investments would recover to at least our historical cost was not sufficient to overcome the presumption that the current market price was the best indicator of the value of these investments.

        At September 30, 2004, our stockholders' equity includes $24.9 million of unrealized gains and $7.1 million of unrealized losses related to our investments in strategic equity securities. The unrealized losses are related to our investment in the common stock of BioMarin, and we believe the losses are temporary. Despite our view that the decline is temporary, our practice is to record impairment charges for investments that remain below cost for an extended duration. We plan to record an impairment charge related to our investment in BioMarin based on this practice if the value of the stock does not recover within the next three months.

Other

        We periodically enter into foreign currency forward contracts, all of which have a maturity of less than three years. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. The notional settlement value of foreign currency forward contracts outstanding as of September 30, 2004 is $72.3 million. The contracts' fair value, representing unrealized losses, was not significant at September 30, 2004.

Investment Income

        Our investment income decreased 60% for the three months ended and 50% for the nine months ended September 30, 2004, as compared to the same periods of 2003, due to a decrease in the overall size of our investment portfolio for the three month period due primarily to a decline in our average portfolio yield for both periods of 2004 and a decrease in unrealized gains on our portfolio for both periods of 2004.

Interest Expense

        Our interest expense increased 24% for the three months ended September 30, 2004, as compared to the same period of 2003, primarily due to an increase in average debt balances outstanding in 2004 resulting from:

  •
  $690.0 million in principal of our 1.25% convertible senior notes issued in December 2003 and due December 2023;

  •
  $130.2 million capital lease obligation related to our corporate headquarters in Cambridge, Massachusetts recorded in November 2003; and

  •
  $110.0 million currently outstanding under the revolving credit facility.

In addition, in June 2004, we completed the redemption of our 3% convertible subordinated debentures for cash. This included charges of $4.3 million for premium paid upon redemption and $5.3 million to write off the unamortized debt fees associated with these debentures. These charges were recorded as interest expense in our consolidated statements of operations for the nine months ended September 30, 2004. There were no similar charges in the same period of 2003.

        The increases for the three months ended September 30, 2004, were offset, in part, by lower interest expense associated with our revolving credit facility due to a decrease in the amount outstanding under that facility in 2004 as compared to the same period of 2003, and lower interest rates on our outstanding $690 million convertible senior notes as compared to the interest rate on our $575 million convertible subordinated debentures, which were redeemed in June 2004.

        Our interest expense increased 93% for the nine months ended September 30, 2004, as compared to the same period of 2003, primarily due to an increase in average debt balances outstanding in 2004 resulting from the factors listed above plus $11.3 million in principal of a 6.5% convertible note due and paid on March 29, 2004 in favor of UBS AG London, which we assumed in connection with our acquisition of SangStat in September 2003.

        The increases for the nine months ended September 20, 2004, were offset, in part, by lower interest expense associated with the 6.9% convertible subordinated note that we assumed in connection with our acquisition of Biomatrix and paid off in May 2003.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease) % Change			Increase/ (Decrease) % Change
	2004	2003		2004	2003
	(Amounts in thousands, except percentage data)

Provision for income taxes	$(42,479)	$(24,653)	72%	$(104,861)	$(53,377)	96%
Effective tax rate	30%	(35)%		30%	(75)%

        Our tax rates for all periods vary from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  tax benefits from export sales;

  •
  the impact of the write off of nondeductible goodwill in June 2003;

  •
  nondeductible charges for IPR&D recorded in September 2003; and

  •
  our use of tax credits.

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

        In 2001, the WTO determined that the tax provisions of the ETI constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. As a result, in October 2004, the U.S. enacted the American Jobs Creation Act of 2004, or the Act, which repeals the ETI export subsidy for transactions after 2004 with two years of transition relief (2005-2006). The Act also provides a 9% deduction for income from domestic production activities which will be phased in over the years 2005-2010. While we are still evaluating the net impact of this new legislation, we do not expect it to have a material effect on our ongoing effective tax rate.

        In addition, the Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. While we are still evaluating this provision, we do not expect to benefit from the repatriation provisions under this Act.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At September 30, 2004, we had cash, cash equivalents and short- and long-term investments of $823.4 million, a decrease of $404.0 million from cash, cash equivalents and short- and long-term investments of $1.2 billion at December 31, 2003. This decrease in our cash balance is due primarily to our expenditure of $580.1 million in connection with the redemption of our 3% convertible subordinated debentures in June 2004.

        The following is a summary of our statements of cash flows for the nine months ended September 30, 2004 and 2003.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net cash provided by operating activities before working capital changes	$430,748	$304,673
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(45,488)	(18,948)

Cash flows from operating activities	$385,260	$285,725

        Cash flows from operating activities increased $99.5 million, or 35%, for the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to growth in earnings, adjusted for non-cash items (including depreciation, amortization, deferred income taxes and impairment charges), which increased $126.1 million, or 41%, to $430.7 million for the nine months ended September 30, 2004, as compared to the same period of 2003. This increase was offset, in part, by a $26.5 million, or 140%, increase in cash used to fund working capital changes. This increase is primarily due to a $49.6 million increase in accounts receivable and a $20.8 million increase in inventory, offset in part by a $13.4 million decrease in prepaid expenses and other current assets and a $30.4 million increase in accounts payable, accrued expenses and deferred revenue.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash flows from investing activities:
Net sales of investments, including investments in equity securities	$428,608	$259,442
Purchases of property, plant and equipment	(129,255)	(169,535)
Sale of product line	—	32,388
Investments in equity method investees	(22,736)	(19,070)
Acquisitions, net of acquired cash	(265,246)	(537,037)
Other investing activities	(2,965)	(16,277)

Cash flows from investing activities	$8,406	$(450,089)

        For the nine months ended September 30, 2004, net sales of investments, including investments in equity securities, provided $428.6 million in cash. For the same period, acquisitions and capital expenditures accounted for significant cash outlays. For the nine months ended September 30, 2004, we used:

  •
  $129.3 million in cash to fund purchases of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Ireland, the United Kingdom, Belgium and the United States, ongoing tenant improvements at our corporate headquarters facility in Cambridge, Massachusetts and expenditures related to other manufacturing expansions and relocations; and

  •
  $265.2 million in cash for acquisitions, including $47.5 million to acquire Alfigen in February 2004 and $215.3 million to acquire the pathology/oncology testing assets of IMPATH in May 2004.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash flows from financing activities:
Proceeds from issuance of common stock	$104,549	$83,382
Proceeds from draw on credit facility	135,000	316,000
Payment of debt and capital lease obligations	(614,547)	(312,528)
Bank overdraft	12,521	(17)
Minority interest	4,622	—
Other financing activities	962	(115)

Cash flows from financing activities	$(356,893)	$86,722

        For the nine months ended September 30, 2004, financing activities generated $257.7 million of cash primarily due to $104.5 million of proceeds from the issuance of common stock under our stock plans and $135.0 million drawn under our revolving credit facility that matures in December 2006. This source was offset by $614.5 million in cash utilized to repay debt and capital lease obligations, including $575.0 million of cash used to redeem our 3% convertible subordinated debentures, $25.0 million of cash used to repay a portion of the principal balance drawn under our revolving credit facility and $11.3 million to repay the 6.5% convertible note that we assumed in September 2003 in connection with the acquisition of SangStat.

        For the nine months ended September 30, 2003, financing activities generated $399.4 million of cash primarily due to $83.4 million of proceeds from the issuance of common stock under our stock plans and $316.0 million drawn under our revolving credit facility that matured in December 2003. This source was primarily offset by $312.5 million in cash utilized to repay debt and capital lease obligations, including $300.0 million of cash used to repay the amount outstanding under our revolving credit facility that matured in December 2003 and $10.0 million to repay the 6.9% convertible subordinated note we assumed in connection with our acquisition of Biomatrix.

Revolving Credit Facility

        In December 2003, we entered into a three year, $350.0 million revolving credit facility. In June 2004, we drew down $135.0 million under this facility to maintain a certain level of cash balances. In September 2004, we repaid $25.0 million of the outstanding principal balance and as of September 30, 2004, $110.0 million in principal remained outstanding under this credit facility. This amount is included in current portion of long-term debt and capital lease obligations in our consolidated balance sheet because we plan to repay the remainder of this borrowing within a year. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 2.2% at September 30, 2004. The terms of our revolving credit facility include various covenants, including financial covenants, that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

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

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2003 Form 10-K. Excluding the $110.0 million outstanding under our revolving credit facility at September 30, 2004, the redemption of our 3% convertible subordinated debentures for cash in June 2004, the payment of the 6.5% convertible note in March 2004, and contingent on the closing of the transaction, the upfront and contingent payments to Wyeth for Synvisc sales and marketing rights, all described above, there have been no material changes to our contractual obligations since December 31, 2003.

Financial Position

        We believe that our available cash, investments and cash flow from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including the purchase of Synvisc sales and marketing rights from Wyeth;

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

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigation can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you detail on certain of these legal proceedings in the notes to our financial statements and under the heading "Legal Proceedings" in Item 1. to Part II of this Form 10-Q.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and have joint ventures and certain other arrangements that involve research, development, and the commercialization of products resulting from the arrangements. Entities falling within the scope of FIN 46 are included in our consolidated results if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percentage exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the losses of these entities in the line item "Equity in loss of equity method investments" in our statements of operations.

Recent Accounting Pronouncements

        EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128."    In April 2004, the EITF issued Statement No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and was required to be retroactively applied. We evaluated the terms of our convertible notes and debentures and determined that none of these instruments qualified as participating securities under the provisions of EITF 03-6. As a result, the adoption of EITF 03-6 had no effect on our earnings per share for the three and nine months ended September 30, 2004 and 2003.

        EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share."    In September 2004, the EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-8 requires that all contingently convertible debt instruments be included in diluted earnings per share using the if-converted method, regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires that prior period earnings per share amounts presented for comparative purposes be restated. Under the provisions of EITF 04-8, the $690.0 million in principal under our 1.25% convertible senior notes, which represent 9.7 million potential shares of common stock, will be included in the calculation of diluted earnings per share using the if-converted method regardless of whether or not the contingent requirements have been met for conversion to common stock. We will adopt EITF 04-8 during the fourth quarter of 2004, and have determined that the adoption of EITF 04-8 will not have a significant impact on prior periods' earnings per share calculations.

        EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds."    In September 2004, the EITF reached a consensus on Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." EITF 04-10 requires that operating segments that do not meet the quantitative thresholds can be aggregated to produce a reportable segment if: (i) the aggregation is consistent with the objective and basic principles of SFAS No. 131, "Segment Reporting"; (ii) the segments have similar economic characteristics; and (iii) the segments have a majority of other aggregation criteria, such as similar products and services, production processes, types of customers, distribution methods and regulatory environment. EITF 04-10 is effective for reporting periods ending after December 15, 2004 and requires that corresponding information for earlier periods, including interim periods, shall be restated unless it is impractical to do so. We are currently evaluating the impact that the adoption of EITF 04-10 will have on our financial statements and results of operations.

        Proposed SFAS, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95."    In March 2004, the FASB issued an exposure draft of a new standard entitled "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," which would amend SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 95, "Statement of Cash Flows." The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard before December 31, 2004. The new standard, as proposed, would be effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. Although we have not yet completed an analysis to quantify the exact impact the new standard will have on our future financial performance, the disclosures in Note 2., "Basis of Presentation and Significant Accounting Policies—Accounting for Stock-Based Compensation," provide detail as to our financial performance as if we had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods. We are monitoring developments related to the exposure draft and will adopt the final standards, if any, upon issuance.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $620.7 million for the nine months ended September 30, 2004, representing approximately 43% of our consolidated product revenue for the first nine months of 2004. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

  •
  the effectiveness of our sales force;

  •
  the availability of reimbursement from governmental agencies and third party payors, and the extent of coverage; and

  •
  the size of the patient population for each product.

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

Our future success will depend on our ability to effectively develop and market our products and services against those of our competitors.

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

        Celltech Group plc and Actelion Ltd. have developed Zavesca®, a small molecule for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved by both the FDA and the European Commission as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, has received marketing approval of Zavesca in Israel. In addition, in July 2004, Transkaryotic Therapies Inc. (TKT) announced that it has completed enrollment of its phase I/II study of its gene-activated glucocerebrosidase program, also to treat Gaucher disease.

        Nabi Biopharmaceuticals is currently marketing PhosLo®, a calcium based phosphate binder. Like Renagel, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, Shire Pharmaceuticals Group plc recently received FDA approval for Fosrenol®, a non-calcium based phosphate binder, and has filed for marketing approval of Fosrenol in the European Union and Canada. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

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

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. With respect to Renagel, for example, we have spent considerable resources building out and seeking regulatory approvals for our tableting facility in Waterford, Ireland and manufacturing plants in Haverhill, UK. We cannot assure you that these facilities will prove sufficient to meet demand for Renagel, or that we will sell sufficient quantities of Renagel to recoup our investment in these facilities. In addition, we have invested in building a new manufacturing plant in Geel, Belgium for the production of recombinant proteins and monoclonal antibodies for clinical trials and commercial products. We cannot assure you that the facility will obtain the required approvals to begin operations, or that its output will allow us to recoup our investment. We incur similar costs for our other products and product candidates with comparable risks.

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

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products at approved facilities. In connection with our efforts to avoid supply constraints with Renagel, we have built two new manufacturing plants in Haverhill, UK and a tableting facility in Waterford, Ireland. In addition, we have invested in a recombinant protein and monoclonal antibodies manufacturing plant in Geel, Belgium. Building these, and our other production facilities, is expensive, and our ability to recover these costs will depend on increased revenue from the products produced at the facilities. Furthermore, we may encounter production interruptions at our production facilities, which could lead to inventory shortages and other problems. A number of factors could cause production interruptions, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

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

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies. These include a joint venture with BioMarin Pharmaceutical Inc. with respect to Aldurazyme, and a joint venture with Dyax Corporation with respect to DX-88. The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

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

        In addition, payments we make under these arrangements may exacerbate fluctuations in our financial results. Furthermore, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with Cambridge Antibody Technology Group plc. and MacroGenics, Inc. in 2003. Our strategic equity investments are subject to market fluctuation, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. As a result, if any of our strategic equity investments decline in value and remain below cost for an extended duration, we will incur financial statement charges related to the decline in value of that investment.

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

  •
  patients exhibiting adverse reactions to the product candidate or other safety concerns;

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

        Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis or at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign jurisdictions must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials. Similar problems could delay or prevent us from obtaining approvals. Furthermore, regulatory authorities, including the FDA, may not agree with our interpretations of our clinical trial data, which could delay, limit or prevent regulatory approvals.

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

        The FDA has designated some of our products and candidates, including Fabrazyme, Aldurazyme, and Myozyme, as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, any approved drugs for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we receive from these products.

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

        As of September 30, 2004, we had $823.4 million in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including the purchase of sales and marketing rights for Synvisc from Wyeth;

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

  •
  $110.0 million in principal under our revolving credit facility with a syndicate of commercial banks, which is due in December 2006.

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

        We are also currently involved in litigation and investigations that do not involve intellectual property claims, such as shareholder suits and government investigations regarding certain of our business decisions and practices, and may be subject to additional actions in the future. For example, we are currently defending several lawsuits brought in connection with the elimination of our tracking stock in June 2003, some of which claim considerable damages.

        The federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. In addition, enforcement authorities have instituted actions under health care "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims against us or our subsidiaries. Those actions may have a significant negative impact on our business.

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

  •
  injury to our reputation.

Changes in the economic, political, legal and business environments in the foreign countries in which we do business could cause our international sales and operations, which account for a significant percentage of our total revenue, to be limited or disrupted.

        Our international operations accounted for approximately 45% of our consolidated product and service revenues for the nine months ended September 30, 2004. We expect that international product and service sales will continue to account for a significant percentage of our total revenue for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

  •
  restrictions on direct investments by foreign entities and trade restrictions;

  •
  changes in tax laws and tariffs;

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

        At September 30, 2004, we had $805.2 million of outstanding indebtedness, excluding capital lease obligations. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to the risks associated with equity prices and foreign currency exchange rates has not materially changed since December 31, 2003. However, our interest rate risk has increased $7.5 million since December 31, 2003. The increase is primarily due to a 46% decrease in our fixed income investment portfolio, which resulted in a $7.7 million, or 46% decrease in the fair value of the sensitivity of the interest rate risk of our investment portfolio to a 100 basis point fluctuation in interest rates since December 31, 2003.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2003 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of September 30, 2004 and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of September 30, 2004 that will have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme Stock. The first case, filed in Massachusetts Superior Court in May 2003, was a purported class action on behalf of holders of Biosurgery Stock alleging a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case was seeking an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint on November 12, 2003 for failure to state a claim. The plaintiff in this case has appealed the dismissal of the complaint. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case. The fourth case, filed in the U.S. District Court for the Southern District of New York in June 2003, was brought by two holders of Biosurgery Stock alleging, in addition to the state law claims contained in the other cases, violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $1 million during the nine months ended September 30, 2004, all of which remain in accrued expenses in our consolidated balance sheet as of September 30, 2004. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for a summary judgment was scheduled for November 2004; however, Columbia recently rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in this litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiff's main claim for lack of subject matter jurisdiction.

        We are not able to predict the outcome of these cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for approximately $11 million in liabilities established in 2003 and approximately $1 million in additional liabilities arising during 2004 from the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the matters listed above, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to purchases we made of our common stock during the first nine months of our 2004 fiscal year. We purchased these shares from employees who sold them to us to satisfy payments due for stock option exercises:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	1,146	$54.07	—	—
February 1-29, 2004	1,139	$55.90	—	—
March 1-31, 2004	—	—	—	—
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	—	—	—	—
July 1-31, 2004	—	—	—	—
August 1-31, 2004	—	—	—	—
September 1-30, 2004	—	—	—	—

Total	2,285	$54.99	—	—

ITEM 6.    EXHIBITS

  (a)
  Exhibits

    See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer
DATE: November 9, 2004

GENZYME CORPORATION AND SUBSIDIARIESFORM
FORM 10-Q, SEPTEMBER 30, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Indemnification Agreement between Genzyme and directors and senior executive officers. Filed herewith. Current schedule identifying the directors and executives also filed herewith.
10.2	Amendment to Collaboration Agreement, effective as of April 17, 2001, to the Collaboration Agreement dated December 23, 1999 between GelTex and Sankyo Pharma, Inc. Filed herewith.
10.3	Amendment to Collaboration Agreement, dated January 1, 2004, to the Collaboration Agreement dated December 23, 1999 between Genzyme and Sankyo Pharma, Inc. Filed herewith.†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

†
Confidential treatment has been requested for the deleted portions of Exhibit 10.3.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited, amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued) (Unaudited, amounts in thousands, except per share amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited, amounts in thousands, except par value amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Notes To Unaudited, Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS AFFECTING FUTURE OPERATING RESULTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX