Form 10-K
period 2004-12-31
GENZYME CORP
filed 2005-03-15
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	06-1047163 (I.R.S. Employer Identification No.)
500 Kendall Street Cambridge, Massachusetts (Address of principal executive office)	02142 (Zip Code)
(617) 252-7500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Genzyme Common Stock, $0.01 Par Value ("Genzyme Stock")
Genzyme Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004: $10,686,891,407

Number of shares of Genzyme Stock outstanding as of March 1, 2005: 251,313,803

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 2004 Annual Report are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements, including statements regarding our:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services in various jurisdictions;

  •
  timing of, and availability of data from, clinical trials;

  •
  merger and acquisition activity, including final valuations of our acquisition of ILEX Oncology, Inc.;

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH Inc., or IMPATH;

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

  •
  assessment of the impact of recent tax legislation and accounting pronouncements, including SFAS No. 123R; and

  •
  expected future payments related to employee benefits and leased facilities acquired from ILEX, IMPATH, and SangStat Medical;

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

  •
  the content and timing of submissions to and decisions made by the United States Food and Drug Administration, commonly referred to as the FDA, the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory agencies;

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

  •
  our ability to effectively manage wholesaler inventories of our products and the levels of compliance with our inventory management programs;

  •
  our ability to successfully launch Clolar;

  •
  our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

  •
  our reliance on third parties to provide us with materials and services in connection with the manufacture of our products;

  •
  the continued funding and operation of our joint ventures by our partners;

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the United Kingdom Competition Appeal Tribunal, the Federal Trade Commission, commonly referred to as the FTC, and other judicial bodies and regulatory and dispute resolution authorities;

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

  •
  our ability to successfully integrate ILEX and the businesses acquired from IMPATH;

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

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed or will file with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, Hylaform®, Carticel®, Seprafilm®, Epicel®, IMPATH®, Myozyme®, Aldurazyme®, Thymoglobulin®, Lymphoglobuline®, Campath® and MACI® are registered trademarks of Genzyme or its subsidiaries, Sepra™, VERIGEN™ and Clolar™ are trademarks of Genzyme or its subsidiaries. AVONEX® is a registered trademark of Biogen IDEC, Inc. Thymoglobulin® and Lymphoglobuline® are registered trademarks of SangStat Medical Corporation. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

PART I

ITEM 1. BUSINESS

Introduction

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disorders, renal disease, orthopaedics, organ transplant, and diagnostic and predictive testing. We were founded as a Delaware corporation in June 1981 and became a Massachusetts corporation in 1991. We are organized into five financial reporting units, which we also consider to be our reporting segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel (including sales of bulk sevelamer);

  •
  Therapeutics, which develops, manufactures and distributes therapeutic products, with a focus on products to treat patients suffering from genetic diseases and other chronic debilitating diseases, including a family of diseases known as lysosomal storage disorders, or LSDs, and other specialty therapeutics, such as Thyrogen. The unit derives substantially all of its revenue from sales of Cerezyme, Fabrazyme and Thyrogen;

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address pre-transplantation, prevention and treatment of acute rejection in organ transplantation, as well as other auto-immune disorders. The unit derives its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc and the Sepra line of products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostic products, and provides testing services for the oncology, and prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals, cardiovascular and drug discovery and development business units under the caption "Other." We report our corporate, general and administrative operations, and corporate science activities that we do not allocate to our financial reporting units, under the caption "Corporate."

Products and Development Programs

Renal

Renagel (sevelamer hydrochloride).    Renagel is a non-absorbed, calcium-free, metal-free phosphate binder indicated for the control of serum phosphorus in patients with Chronic Kidney Disease (CKD) on hemodialysis. Three formulations of the product have been approved for sale in the United States—the 403 mg. capsules were launched in the fourth quarter of 1998, and the 400 and 800 mg. tablets were launched in September 2000. We ceased marketing the 403 mg. capsules in 2004. Renagel was approved for sale in Israel in 1999, the European Union and Canada in 2000, Brazil in 2002, and Japan in 2003. In the United States, there are an estimated 320,000 end-stage renal disease patients, approximately 95% of whom receive a phosphate control product. There are also an estimated 250,000 end-stage renal disease patients in Europe, 60,000 in Brazil, 20,000 in Canada and 200,000 in Japan. We are now marketing the product in a total of 45 countries. In 2005, we anticipate filing for marketing approval in Peru, Argentina and Mexico.

        We market Renagel tablets in the United States, the European Union and Brazil directly to nephrologists through a dedicated sales force. Chugai Pharmaceutical Co., Ltd. and its partner, Kirin Brewery Co., Ltd., have rights to develop and market Renagel in Japan, China and other Pacific Rim countries. Our sales of Renagel (including sales of bulk sevelamer), totaled $363.7 million, or 18% of our consolidated product revenue in 2004, $281.7 million, or 18% of our consolidated product revenues, in 2003, and $156.9 million, or 13% of our consolidated product revenues, in 2002.

        In October 2003, the National Kidney Foundation (NKF) published clinical practice guidelines related to bone metabolism and disease in patients with chronic kidney disease. These guidelines, which are part of the NKF's Kidney Disease Outcomes Quality Initiative (K/DOQI), include Renagel among first-line options for reducing phosphorus in hemodialysis. Elevated phosphorus levels are associated with increased morbidity and mortality. The guidelines also define a broader set of patients for whom calcium-based phosphate binders are not appropriate. Renagel is the only marketed phosphate binder available to patients on hemodialysis that does not contain either calcium or metal, is not absorbed systemically and does not accumulate in the body.

        We are conducting a 2,100-patient post-marketing study of Renagel to evaluate the ability of the product to improve patient morbidity and mortality. The trial compares Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We expect top-line data from this trial to be available in 2005. In early 2005, we initiated a clinical trial for sevelamer carbonate, a new formulation of Renagel, in patients with end-stage renal disease. We plan to initiate additional studies in 2005 that are directed at expanding the use of Renagel into larger populations, notably for patients who have CKD but have not progressed to kidney failure.

Therapeutics

        Our Therapeutics segment currently has four therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on these four products and our most advanced product candidate as of March 10, 2005.

Product	Indication	Status
Cerezyme/Ceredase	Type 1 Gaucher disease; Type 3 Gaucher disease (Cerezyme/E.U. only)	Ceredase marketed since 1991; Cerezyme marketed since 1994; marketing approval received and commercial sales in 47 countries
Fabrazyme	Fabry disease
Marketed in the E.U. since 2001, the U.S. since 2003, and Japan since 2004; marketing approval received and commercial sales in 23 countries; post marketing phase 4 trial completed and patients enrolled in open label study; several post-marketing commitments ongoing
Thyrogen	Adjunctive diagnostic agent in the follow-up of patients with well- differentiated thyroid cancer;	Marketed in the U.S. since 1998, Brazil since 2000 and the E.U. since 2001; marketing approval received in 38 countries
	Combination therapy in ablation of remnant thyroid tissue	Approved for sale in the E.U. in March 2005
Aldurazyme	MPS I	Marketed in the U.S. and the E.U. in 2003; marketing approval received in 29 countries commercial sales in 26 countries; several post-marketing commitments on-going
Myozyme	Pompe disease
Two Phase 3 trials in patients younger than 3 years old on-going; submitted MAA for marketing approval in E.U. in late 2004; plan to submit BLA in U.S. in 2005; plan to initiate a pivotal study of late onset disease in 2005

Additional details on our Therapeutic products and our largest development program are set forth below.

Cerezyme (imiglucerase)/Ceredase (alglucerase).    Treatment with Cerezyme or Ceredase enzyme replacement therapy currently represents the only safe and effective enzyme replacement therapy approved for treatment of Type 1 Gaucher disease, a lysosomal storage disorder. We began marketing Ceredase for the treatment of Type 1 Gaucher disease in the United States in 1991 and in the European Union in 1994. Because production of Ceredase was subject to supply constraints, we developed Cerezyme, a recombinant form of human glucocerebrosidase, the enzyme that is deficient in Gaucher patients. Recombinant technology uses specially engineered cells to produce enzymes, or other substances, by inserting into cells of one organism the genetic material of a different species. In the case of Cerezyme, Chinese hamster ovary, or CHO, cells are engineered to produce human beta glucocerebrosidase. We stopped producing Ceredase, except for small quantities, in 1998 after we converted substantially all of the patients who previously used Ceredase to Cerezyme. In the E.U., Cerezyme is also approved for the treatment of patients who exhibit clinically significant, non-neurological manifestations of the disease (Type 3 Gaucher disease).

        We market Cerezyme directly to physicians, hospitals and treatment centers worldwide through a highly trained sales force. Cerezyme, like all of our therapies developed for LSDs, is an ultra orphan drug, or one aimed at treating a patient population of less than 10,000 worldwide. Cerezyme has received marketing approval in 47 countries to treat symptoms that include anemia, spleen and liver enlargement and bone deterioration. Our results of operations are highly dependent on sales of this product, although our dependence is lessening as we diversify our product portfolio. Sales of Cerezyme and Ceredase totaled approximately $839.4 million, or 42% of our consolidated product revenues, in 2004, $733.8 million, or 47% of our consolidated product revenues, in 2003, and $619.2 million, or 52% of our consolidated product revenues, in 2002.

Fabrazyme (agalsidase beta).    We have developed Fabrazyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is a LSD that is caused by a deficiency of the enzyme alpha-galactosidase A, which leads to the progressive accumulation of lipids within cells of the kidneys, heart, and other organs. It is estimated to affect less than 10,000 people worldwide. This ultra orphan drug received marketing approval in the European Union in 2001, in the United States in 2003 and in Japan in 2004. In the United States, we have agreed with the FDA on a number of post-marketing commitments, including the completion of a Phase 4, multi- national, multi-center, double-blind placebo-controlled study we initiated in 2001. During 2004, we completed that Phase 4 study and submitted a preliminary summary of the study to the FDA. We plan to submit the final study results to regulatory authorities in the United States, European Union and certain other regions during 2005 to fulfill post-approval commitments. We also expect to file the results for labeling purposes in 2005. We have now launched Fabrazyme in 23 countries. Because kidney failure is associated with Fabry disease, Fabrazyme is sold by our existing LSD and renal sales forces.

Thyrogen (thyrotropin alfa).    Thyrogen is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. We developed this product to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer. This helps patients avoid the debilitating effects of hypothyroidism, increasing the likelihood that they will seek follow-up treatment, and ultimately improve the likelihood of early detection of any recurrent disease. We began marketing Thyrogen in the United States in 1998, in Brazil in 2000 and in the European Union in 2001. In the United States and the European Union, physicians order over 200,000 thyroid cancer screening tests per year. Thyrogen, which is currently approved for commercial sale in 38 countries, is sold through distributors in the United States and by direct sales force and through distributors in Brazil and the European Union.

        We are currently pursuing additional indications for Thyrogen. In March 2005, we received European Union approval for use of Thyrogen in combination with radioiodine in ablation of thyroid tissue. We expect a decision on our U.S. submission for this same indication in the second half of 2005. Approximately 35,000 ablation procedures are performed annually in the United States and European Union combined, and we believe that Thyrogen has the potential to be used in up to 80% of these procedures. We also are conducting a Phase 1 trial of TSH, the active ingredient in Thyrogen, for use in patients with nontoxic multinodular goiter.

Aldurazyme (laronidase).    We formed a joint venture with BioMarin Pharmaceutical Inc. to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat a LSD known as mucopolysaccharidosis I, or MPS I. MPS I, which is estimated to affect less than 10,000 people worldwide, causes serious disabilities, pain and often death before adulthood. In 2003, the joint venture received marketing approval for Aldurazyme in both the United States and the European Union. We market Aldurazyme directly to physicians in the United States through our LSD sales force. European sales of Aldurazyme, which are undertaken by our European sales and marketing teams, are being launched on a country-by-country basis as pricing and reimbursement approvals are obtained. The joint venture's applications for marketing approval are currently pending in several countries, including Brazil, Mexico, South Korea and Switzerland. In total, Aldurazyme has received marketing approvals in 29 countries. We currently are conducting a post-marketing clinical study of MPS I patients under the age of 5 that we expect to complete in 2005. Aldurazyme revenues are recorded by the joint venture.

Myozyme (alglucosidase alfa).    We are developing a potential therapy for Pompe disease, which is a progressive and often fatal muscle disease resulting from an underlying LSD. Pompe disease ranges from a rapidly fatal infantile-onset form with severe cardiac and skeletal muscle involvement to a more slowly progressive late-onset form primarily affecting skeletal muscle. There is currently no therapeutic treatment available for the disease. Based on results from the two ongoing trials involving patients younger than 3 years old with the infantile-onset form of Pompe disease, and from previous studies of enzyme replacement therapy for Pompe disease, we submitted a marketing application for this ultra orphan drug in the European Union in late 2004. We plan to submit marketing applications in the United States and Japan during 2005. In anticipation of commercialization in 2006, we are scaling up our manufacturing capacity in the United States and Europe. During 2005, we also intend to begin enrollment in the first clinical trial of Myozyme in patients with the late-onset form of Pompe disease. We have created special access programs to increase Myozyme's availability to patients who are in need and are unable to participate in our trials.

Transplant

        This business segment includes two marketed products, as well as product candidates in the research and development stages that we acquired through our acquisition of SangStat Medical Corporation in the third quarter of 2003.

Thymoglobulin (anti-thymocyte globulin, rabbit).    Thymoglobulin is an immunosuppressive polyclonal antibody that suppresses certain types of immune cells responsible for acute organ rejection in transplant patients. It has been marketed in the United States since 1999 for the treatment, and in Canada since 2003 for the prevention and treatment, of acute rejection in patients with renal transplant. More kidney transplants are performed in the United States than any other organ transplant, with approximately 16,000 transplants performed each year. Of this number of renal transplants, we estimate that acute immunosuppressant therapies such as Thymoglobulin are used in approximately 70% of procedures. In the European Union, Thymoglobulin received approval for a broader label in the major European markets and is indicated for induction and treatment of rejection in solid organ transplants, for prevention and treatment of graft versus host disease, and for the treatment of aplastic anemia. This broader indication is also held in several Asian and Latin American countries. We have filed for marketing approval of Thymoglobulin in Japan, where we also market Lymphoglobuline for aplastic anemia. Thymoglobulin, which has received marketing approval and is sold in 56 countries, is sold through a direct sales force to transplant centers for end use by transplant surgeons and nephrologists. We currently are conducting studies of Thymoglobulin in living donor renal transplantation, liver transplantation and bone marrow transplantation.

Lymphoglobuline (anti-thymocyte-globuline, equine).    We market Lymphoglobuline, another immunosuppressive polyclonal antibody, in Latin America, the European Union, Japan and other Asia Pacific countries for the treatment of aplastic anemia and for the prevention and treatment of graft rejection. This product is sold through our sales force in Europe and through distributors elsewhere.

Biosurgery

Synvisc (hylan GF20).    Synvisc is a biomaterial derived from hyaluronan used to treat the pain associated with osteoarthritis of the knee. An estimated 8 to 9 million of the approximately 14 million people in the United States with osteoarthritis of the knee may be candidates for treatment with Synvisc. Synvisc is approved for sale and sold in over 60 countries, both directly and through marketing and distribution arrangements. At the beginning of 2005, we bought back from Wyeth the sales and marketing rights to the product in the United States and several European countries. We anticipate receiving approval to market Synvisc in Japan to treat pain associated with osteoarthritis in the knee within the next two years.

        Our current plans for Synvisc include expanding its indications to joints beyond the knee through new clinical trials. We are enrolling patients in a Phase 3 clinical trial in the United States for Synvisc in the hip, an indication that is already approved in the European Union and Canada. We also are enrolling patients in Phase 3 trials of the ankle and shoulder in the European Union. At the same time, we are continuing clinical development of a next-generation product that would require fewer injections.

Sepra Products.    The Sepra family of products is aimed primarily at preventing adhesions (internal scar tissue) following various surgical procedures in areas of the body such as the abdomen and pelvis. These products are biomaterials derived from hyaluronan. We market the Sepra products primarily through a direct sales force in the United States and the European Union, and primarily through distribution arrangements in Japan and the rest of the world.

        Seprafilm, the first marketed product and largest by sales volume of the Sepra family, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. There are approximately 2,000,000 applicable abdominal and pelvic procedures performed annually in the United States.

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

Diagnostic Services.    We develop and provide high quality, sophisticated genetic and other complex testing and offer genetic counseling services focused on pre-natal and post-natal care, reproductive and fertility medicine and oncology in both the United States and Japan. We offer several types of testing—the most significant are cytogenetic testing, molecular genetic (DNA) testing, immunohistochemistry testing, flow cytometry testing and biochemical testing. These services are promoted through a direct sales force in the United States, with testing performed in our clinical laboratories located throughout the United States. We service the Japanese market through a direct sales force and distributors, with testing primarily performed in our clinical laboratory in Santa Fe, New Mexico. During 2004, we acquired substantially all of the oncology testing assets of the Physician Services and the Analytical Services business units of IMPATH. This acquisition brought to us an array of solid-tumor and blood-based oncology diagnostic tests and associated services, a team of board-certified anatomic and clinical pathologists, and clinical laboratories located in New York City, Phoenix and Los Angeles.

Competition

        We are engaged in segments of the human healthcare products and services industry that are extremely competitive. Our competitors in the United States and elsewhere include major pharmaceutical, biotechnology, diagnostic testing and device companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing, production, and sales and marketing capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products and services that are more effective than any that we have or may develop and may also prove to be more successful than we are in producing, marketing and selling products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products and services obsolete, less effective or uneconomical. Each of our products and services faces different competitive challenges, and we describe many of them below.

Renal

        Renagel is a phosphate binder for the treatment of hyperphosphatemia. Phosphate binders, such as Renagel, are currently the only available treatment for hyperphosphatemia, or elevated serum phosphorus levels. There are several phosphate binders available or under development. PhosLo®, a prescription calcium acetate preparation sold by Nabi Biopharmaceuticals, and Fosrenol®, a prescription lanthanum carbonate sold by Shire Pharmaceuticals Group plc, are currently the only other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. The doses necessary for calcium acetate and calcium carbonate, the most commonly used agents, to achieve adequate reductions in phosphate absorption can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia and evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide, another treatment option, is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dementia. We are aware of several potential treatments under development for hyperphosphatemia in end stage renal disease. In addition, current competitors are looking to expand into new markets. Shire Pharmaceuticals has received marketing approval of Fosrenol in Sweden and has filed for approval in the European Union and Canada. Nabi Biopharmaceuticals has filed for marketing approval for PhosLo in the European Union.

Therapeutics

Cerezyme and Ceredase.    There is one marketed product as well as development efforts aimed at treating Gaucher disease. Zavesca®, a small molecule oral therapy developed by CellTech Group plc, which was acquired by UCB S.A. in 2004, and marketed by Teva and Actelion Ltd., has been approved in the United States, the European Union and Israel for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefits with few side effects, so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme. Transkaryotic Therapies Inc. (TKT) is conducting a Phase 1/2 clinical trial for its gene-activated human glucocerebrosidase (GA-GCB) product. TKT has reported that it expects to report top-line data from this study in the second half of 2005. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches. We believe that our proprietary production techniques give us a number of advantages over potential competitors using protein replacement therapy for the treatment of Gaucher disease. In addition, gene therapy approaches are still in experimental stages. We believe that the principal factors that will affect competition for Cerezyme and Ceredase enzymes will be clinical effectiveness and absence of adverse side effects.

Fabrazyme.    Replagal®, TKT's enzyme replacement therapy for Fabry disease, competes with Fabrazyme. Replagal has received marketing approval in 34 countries, including Canada, Australia and several countries in the European Union. TKT has publicly announced that it has abandoned its efforts to obtain marketing approval in the United States. We are also aware that Amicus Therapeutics is conducting a Phase 1 clinical trial of a small molecule treatment for Fabry disease.

Transplant

Thymoglobulin and Lymphoglobuline.    Several companies market products used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis AG's Simulect®, Pfizer Inc.'s ATGAM®, Ortho Biotech's Orthoclone OKT®3, Fresenius Biotech GmbH's ATG-Fresenius S® and the Roche Group's Zenapax®. Competition in the acute transplant rejection market largely is driven by product efficacy due to the potential loss of transplanted organs as the result of an acute organ rejection episode.

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

Diagnostic Services.    The United States market for genetic and complex testing is divided among many laboratories, the largest of which are Quest Diagnostics and LabCorp. In addition, many hospitals provide some or all of these services through in-house laboratories. Competitive factors in the genetic and complex testing and diagnostic services business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports. Our ability to develop and introduce new testing services, our experienced sales force, and the high quality of our testing and consulting services, have played significant roles in the growth of our genetic and complex testing and diagnostic services business.

Biosurgery

Synvisc.    Current competition for Synvisc includes Hyalgan®, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Synthelabo; Orthovisc®, produced and marketed outside of the United States by Anika Therapeutics, Inc. and marketed in the United States by Ortho Biotech; Artz®, a product manufactured by Seikagaku Kogyo that is sold in Japan by Kaken Pharmaceutical Co. and in the United States by Smith & Nephew Orthopaedics under the name Supartz®; a product owned and manufactured by Savient Pharmaceuticals, Inc., which is marketed under the name Nuflexxa™ in the United States and Euflexxa™ in Europe; and Durolane®, manufactured by Q-Med AB. Durolane and Nuflexxa, the most recently approved products in Europe and the United States, respectively, are produced by bacterial fermentation, as opposed to Synvisc, which is avian sourced. In addition, the treatment protocol for Durolane is a single injection, as compared to Synvisc's three injection regimen. Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products. We are aware of various other viscosupplementation products on the market or in development, but are unaware of any other products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc.

Sepra Products.    The Sepra products face competition from other products based on hyaluronic acid as well as from other products and changes in surgical techniques. We believe that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product efficacy and safety.

        Seprafilm does not have significant direct competition in the area of abdominal surgery in the United States, but does compete with other products in other indications. Gynecare markets Interceed®, an anti-adhesion barrier that has properties similar to Seprafilm, but is indicated only for selected gynecological indications. FzioMed, Inc.'s Oxiplex®/AP Gel, an adhesion barrier for abdominal/pelvic surgery, has received CE Mark approval in the European Union. Life Medical Sciences, Inc. is developing several adhesion prevention products, including REPEL™ for gynecologic surgery and REPEL-CV™ for cardiovascular surgery. Confluent Surgical, Inc.'s Spraygel™, an adhesion barrier used in abdominopelvic procedures, is approved for sale in certain European countries. MAST Biosurgery AG's bioresorbable film product, SurgiWrap™, is CE marked with an indication for abdominal and pelvic adhesion prevention, but holds an FDA clearance as a surgical mesh in the United States. In addition, FzioMed's Oxiplex®/SP Gel, an adhesion barrier for spine surgery, is approved for sale in the European Union and in other countries outside the United States.

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected countries outside the United States for subject matter we consider patentable and important to our business. Patents owned by us that we consider material include the following:

Renal

        Renagel is protected by U.S. Patent No. 5,667,775, which expires on September 16, 2014; 5,496,545 and 6,509,013 which expire August 11, 2013; 6,733,780, which expires on October 18, 2020 and corresponding international counterparts.

Therapeutics

        Cerezyme is protected by U.S. Patent Nos. 5,236,838 which expires August 17, 2010; 5,549,892 which expires August 27, 2013; 6,451,600 which expires September 17, 2019; and corresponding international counterparts. Cerezyme is also protected by Canadian Patent No. 2,099,876, European Patent No. 568647, and Israeli Patent No. 100715 which expire January 17, 2012. Myozyme is protected by U.S. Patent No. 6,118,045 which expires July 31, 2016, and corresponding international counterparts.

Biosurgery

        Synvisc is protected by U.S. Patent Nos. 5,143,724 which expires July 9, 2010; 5,399,351 which expires March 21, 2012; and corresponding international counterparts. Seprafilm is protected by U.S. Patent Nos. 5,017,229 which expires May 21, 2008; 5,527,893 which expires June 18, 2013; 6,235,726 which expires September 18, 2007; and corresponding international counterparts.

Diagnostics/Genetics

        Diagnostic dipstick products are protected by U.S. Patent No. 5,712,172 which expires April 18, 2015; 6,194,221 which expires November 3, 2017; and corresponding international counterparts.

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

In some cases, the patent term can be extended to recapture a portion of the term lost during FDA regulatory review. The duration of foreign patents varies in accordance with local law.

        We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas. We require our employees, consultants and corporate partners who have access to our proprietary information to sign confidentiality agreements.

        Our patent position and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties under the subheading "Factors Affecting Future Operating Results" in "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" below. We encourage you to read that discussion, which we are incorporating into this section by reference.

        Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it's registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Aldurazyme®, Myozyme®, Renagel®, Thymoglobulin®, Lymphoglobuline®, Campath®, Synvisc®, Carticel®, MACI®, Seprafilm®, Sepragel®, Hylaform®, Hylashield® and Epicel®, Contrast®, N-geneous®, GlyPro®, InSight®, AFP3®, AFP4®, together with our trademarks, Captique™, VERIGEN™, Cholestagel™, Clolar™, CF87™, Sepra™, Sepramesh™, Seprapack™, Hylashield Nite™, SAGE™, LongSAGE™ and SPHERE™, in the aggregate, to be of material importance to our business.

Government Regulation

        Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture, commercialization and reimbursement of our products and services.

FDA Regulation

        We expect that most of our products and services will require approval from the FDA and corresponding agencies in other countries before they can be marketed. In the United States, we market products that the FDA classifies as either "drugs," "biologics" or "devices." The activities required before drugs or biologics may be marketed in the United States include:

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

As part of product approval, the manufacturer of the product must undergo a pre-approval Good Manufacturing Practices inspection (for a drug or biologic) from the FDA. Since any approval granted by the FDA is both site and process specific, any material change by a company in the manufacturing process, equipment or location may necessitate additional FDA review and approval.

        In addition, the FDA may grant accelerated approval for drugs and biologics on the basis of a surrogate endpoint reasonably likely to predict clinical benefit. In such cases, we are required to conduct post-approval clinical studies to confirm the clinical benefit of the surrogate endpoint that was the basis of the accelerated approval. These clinical studies require the collection of additional data before full approval will be given and can often be long-term commitments. Although the FDA has not historically invoked its authority to withdraw an accelerated approval, it may do so. We currently have a number of products approved under the accelerated approval mechanism.

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

        A device (other than a Class III device) that is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after clearance of a 510(k) application rather than the filing of an Investigational Device Exemption application and a PMA. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

        The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. Even after initial FDA approval has been obtained, we could be required to conduct further studies to provide additional data on safety or efficacy or, should we desire, to gain approval for the use of a product as a treatment for additional clinical indications. In addition, use of these products during testing and after marketing approval has been obtained could reveal side effects which, if serious, could limit uses, or in the most serious cases, result in a market withdrawal of the product or expose us to product liability claims.

Regulation Outside of the United States

        For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional pre-clinical or clinical testing regardless of whether FDA approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many foreign countries, coverage, pricing and reimbursement approvals are also required.

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

Orphan Drug Act.    The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period. We believe that the commercial success of our orphan drug products depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

        Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect fewer than five out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulation of Diagnostic Testing Services.    The Clinical Laboratories Improvement Act of 1967, as amended in 1988 (CLIA) provides for the regulation of clinical laboratories by the United States Department of Health and Human Services (HHS). All of our clinical laboratories are CLIA approved, licensed by the College of American Pathologists and certified by the appropriate state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing.

Regulation of Diagnostic Products.    The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. In December 2000, the HHS's Secretary's Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary's Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee, but it has not yet made any final recommendations. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory developed genetic testing. Increased FDA regulation of the reagents used in laboratory-developed testing could lead to increased costs and delays in introducing new tests, including genetic tests. In addition, the Medicare and Medicaid programs provide a substantial portion of reimbursement for our diagnostic products. Whether these programs pay for any particular test, and the amounts that they pay, may be unilaterally changed at any time.

Regulation of Gene Therapy Products.    In addition to FDA requirements, the National Institutes of Health have established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee to review gene therapy protocols. We expect that many of our gene therapy protocols will be subject to review by the Recombinant DNA Advisory Committee. In the United Kingdom, our gene therapy protocols will be subject to review by the Gene Therapy Advisory Committee and in Germany, these protocols will be subject to review by the Commission for Somatic Cell Therapy. Greater government regulation of gene therapy products may lead to regulatory delays, increased development costs, and negative public perception of the gene therapy products we are developing.

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

        False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

        Our activities relating to the sale and marketing of, and price reporting for, our products are subject to scrutiny under these laws. Violations of these laws may result in criminal and/or civil sanctions, including fines and civil monetary penalties, as well as possible exclusion from federal health care programs, including Medicare and Medicaid. Federal and state authorities are paying increased attention to the pharmaceutical and biotechnology industries in enforcement of these laws, and we have been named in several civil actions alleging violations.

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

        The Medicaid Prescription Drug, Improvement and Modernization Act of 2003 (the "MMA") has significantly changed how Medicare pays for certain of our products, most prominently Cerezyme, Fabrazyme and Synvisc. Beginning on January 1, 2005, Medicare will pay for products covered by the Part B benefit based on the average selling price (ASP) plus 6%. Medicare had previously paid for these products based on 95% of the average wholesale price (AWP). We do not anticipate the change from the AWP to the ASP system to have a material adverse impact on our ability to obtain adequate reimbursement for our products. The MMA also has made Medicare coverage available for the first time for a number of drugs, including Renagel.

Employees

        As of December 31, 2004, we (together with all of our consolidated subsidiaries) had approximately 7,100 employees. We consider our employee relations to be excellent.

Financial Information Regarding Segment Reporting

        We have provided the information required by Item 101(b) of Regulation S-K in Note R., "Segment Information," to our Consolidated Financial Statements in the 2004 Genzyme Corporation Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

        We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, "Financial Statements and Supplementary Data," and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and Comprehensive Income and in Note J., "Investments in Marketable Securities and Strategic Equity Investments" to our Consolidated Financial Statements in the 2004 Genzyme Corporation Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

        We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2004 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note R., "Segment Information," to our Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        Set forth below is a list of individuals that are currently serving as our executive officers, or who served in such capacity during the fiscal year ended December 31, 2004:

Name	Age	Title
Henri A. Termeer	59	Chairman of the Board of Directors; President and Chief Executive Officer
Earl M. Collier, Jr.	57	Executive Vice President, Cardiovascular and Oncology
Zoltan A. Csimma	63	Senior Vice President, Human Resources
Georges Gemayel	44	Executive Vice President, Therapeutics
Richard A. Moscicki, M.D.	53	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D.	59	Chief Scientific Officer; Senior Vice President, Research
Jan van Heek	55	Former Executive Vice President, Genetics, Pharmaceuticals, Biosurgery & Operations
Peter Wirth	54	Chief Legal Officer; Executive Vice President, Legal, Corporate Development and Drug Discovery & Development; Secretary
Michael S. Wyzga	50	Chief Financial and Accounting Officer; Executive Vice President, Finance

        Mr. Termeer has served as our President and a Director since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board of Directors since May 1988. For ten years prior to joining us, Mr. Termeer worked for Baxter International Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a director of ABIOMED, Inc. and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

        Mr. Collier has served as Executive Vice President since July 1997 and since August 2003, has had responsibility for our Oncology and Cardiovascular businesses. He joined us in January 1997 as Senior Vice President, Health Systems, and served as Executive Vice President, Surgical Products and Health Systems from July 1997 until June 1999. He served as President of Genzyme Surgical Products from June 1999 until December 2000. Mr. Collier was also responsible for Genzyme Tissue Repair from December 1999 to December 2000. From December 2000 until August 2003, Mr. Collier served as President of Genzyme Biosurgery. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981. Mr. Collier is a director of Covalent Group, Inc., a contract research organization which provides independent clinical trial and product development services to the pharmaceutical, biotechnology and medical devices industries.

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

        Mr. van Heek joined us in September 1991, holding several positions of increasing responsibility. From January 2000 until August 2003 he served as Executive Vice President, Therapeutics and Genetics, with responsibility for our therapeutics and genetics business units and international operations. From August 2003 until April 2004 he had responsibility for our Biosurgery, Genetics and Pharmaceuticals business units and global manufacturing of all of our therapeutic and biosurgery products. Effective April 1, 2004, Mr. van Heek resigned his full-time position and is working part-time as an advisor to our Chief Executive Officer.

        Mr. Wirth joined us in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996, with responsibility for Genzyme's corporate development and legal activities. Since 2001, Mr. Wirth has had responsibility for our drug discovery and development business. In addition, from September 1996 until June 2003, Mr. Wirth was responsible for our Oncology business. Mr. Wirth was a partner of Palmer & Dodge LLP, a Boston, Massachusetts law firm, from 1982 through September 1996. Mr. Wirth remains of counsel to Palmer & Dodge LLP. Mr. Wirth is also a director of EPIX Pharmaceuticals, Inc., a developer of contrast agents for magnetic resonance imaging.

        Mr. Wyzga has served as Executive Vice President, Finance since May 2003, as Chief Accounting Officer since January 1999 and as Chief Financial Officer since July 1999. He joined us in February 1998 as Vice President and Corporate Controller and served as Senior Vice President, Corporate Controller from January 1999 until July 1999. He served as Senior Vice President, Finance from July 1999 until May 2003. Prior to joining us, from February 1997 to February 1998, Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company, and from 1991 to 1997 held various senior management positions with CACHELINK Corporation and Lotus Development Corporation. Mr. Wyzga is also a director of Altus Pharmaceuticals Inc., a developer of protein therapeutics.

ITEM 2. PROPERTIES

        Our operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities that are located principally in:

  •
  the United States;

  •
  the United Kingdom;

  •
  Ireland;

  •
  The Netherlands;

  •
  Belgium;

  •
  France;

  •
  Canada;

  •
  Switzerland; and

  •
  Germany.

        We lease all of our facilities except for certain facilities in:

  •
  Geel, Belgium (land subject to 99 year leasehold);

  •
  Haverhill and Maidstone, England;

  •
  Boston, Massachusetts (land subject to 65 year leasehold);

  •
  Fall River, Massachusetts;

  •
  Framingham, Massachusetts;

  •
  Ridgefield, New Jersey;

  •
  Santa Fe, New Mexico; and

  •
  Waterford, Ireland (land subject to 999 year leasehold).

        Our principal manufacturing facilities are used for the large-scale production of therapeutic proteins and enzymes, including Cerezyme, Fabrazyme and Thyrogen, renal products and immunosuppressive agents, including Renagel, Thymoglobulin and Lymphoglobuline, biomaterials, including Synvisc and Sepra, cell processing services, including Carticel and Epicel, genetic testing services, and diagnostic test kits and reagents.

        Our administrative activities are concentrated at facilities we have leased in Cambridge and Framingham, Massachusetts; San Antonio, Texas; Naarden, The Netherlands; and Tokyo, Japan. Our sales and marketing activities are principally located in Cambridge, Massachusetts and in sales offices located in major cities throughout the world. We conduct our product research and development activities primarily at our laboratory facilities in the United States and, since 2004, at our Cambridge, U.K. facility. Leases for our facilities contain typical commercial lease provisions, including renewal options, rent escalators and tenant responsibility for operating expenses. We believe that we have, or are in the process of developing or acquiring, adequate manufacturing capacity to support our requirements for the next several years.

Renal

        We manufacture the majority of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel, at our facilities in Haverhill, England. In 2003, we expanded this facility to increase its capacity for producing sevelamer hydrochloride. In 2003, we also constructed a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel. All of our Renagel manufacturing facilities are operational, and have received all European and U.S. approvals material to such operations.

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

        At our Waterford, Ireland facility, we are installing new fill-finish capabilities for therapeutic proteins. We anticipate these improvements will be completed and operational in 2005, and that we will receive approval to supply commercial product in 2006.

Transplant

        As a result of our acquisition of SangStat Medical Corporation in September 2003, we lease and operate a manufacturing facility in Lyon, France. At this site we manufacture Thymoglobulin and Lymphoglobuline, and maintain administrative offices nearby.

Biosurgery

        We produce Synvisc and other hyaluronan-based products in a manufacturing facility located in Ridgefield, New Jersey. We produce bulk hyaluronic acid and Seprafilm at commercial scale in our manufacturing facility in Framingham, Massachusetts.

Diagnostics/Genetics

        Our diagnostic test kits and reagents are produced in manufacturing facilities in San Diego, California; Cambridge, Massachusetts and Russelsheim, Germany.

        We produce diagnostic enzymes and other fermentation products in a multi-purpose fermentation and purification facility that we own in Maidstone, England. We conduct research and development and support sales and marketing efforts at our leased facility in West Malling, England.

        Our genetic and oncology testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Santa Fe, New Mexico and lease in Westborough, Massachusetts; New York City and Yonkers, New York; Tampa, Florida; and Los Angeles, Orange, and Pasadena California.

ITEM 3. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business. We do not believe that there were any asserted claims against us as of December 31, 2004 that will have a material adverse effect on our results of operations, financial condition or liquidity.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock and Molecular Oncology Stock for shares of Genzyme Stock, each of which is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff in this case has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This case alleges violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix in addition to the state law claims contained in the other cases. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. Those negotiations are ongoing. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $3 million during 2004, all of which remain in accrued expenses in our consolidated balance sheet as of December 31, 2004. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court. That application is still pending.

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

        We are not able to predict the outcome of these cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for approximately $11 million in liabilities established in 2003 and approximately $3 million in additional liabilities arising during 2004 from the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the matters listed above, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. Since July 1, 2003, we have one outstanding series of common stock. From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of stockholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of stock, which we now refer to as Genzyme Stock.

        The tracking stocks were intended to reflect the value and track the performance of our three former divisions. Through June 30, 2003, all three series of our common stock were traded on the over-the-counter market and prices were quoted on The NASDAQ® National Market system under the symbols "GENZ," "GZBX" and "GZMO." Since July 1, 2003, our only outstanding series of common stock has traded under the symbol "GENZ".

        As of March 1, 2005, there were 3,514 stockholders of record of Genzyme Stock.

        The following table sets forth, for the periods indicated, the high and low sale price for each series of our common stock as reported by NASDAQ.

	High	Low
Genzyme Stock
2004
First Quarter	$58.08	$44.73
Second Quarter	49.30	40.67
Third Quarter	57.13	44.14
Fourth Quarter	59.14	49.25
2003
First Quarter	$37.90	$28.45
Second Quarter	49.71	33.15
Third Quarter	52.43	40.26
Fourth Quarter	52.45	41.53
Biosurgery Stock
2003
First Quarter	$2.65	$1.13
Second Quarter	5.35	1.07
Molecular Oncology Stock
2003
First Quarter	$2.78	$1.06
Second Quarter	2.83	1.35

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

        We incorporate information regarding securities authorized for issuance under our equity compensation plans into this section by reference to the section entitled "Equity Plans" in the proxy statement for our 2005 annual meeting of shareholders.

Issuer Purchases of Equity Securities

        We did not make any purchases of our common stock during the three months ended December 31, 2004, which is the fourth quarter of our fiscal year.

ITEM 6.    SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from the 2004 Genzyme Corporation Annual Report under the heading "Genzyme Corporation—Consolidated Selected Financial Data", which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from the 2004 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations", which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate by reference from the 2004 Genzyme Corporation Annual Report our disclosure related to market risk which is set forth under the headings "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk", which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from the Consolidated Financial Statements of Genzyme Corporation and Subsidiaries and notes thereto from the 2004 Genzyme Corporation Annual Report, included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

        We incorporate the following reports into this section by reference from the 2004 Genzyme Annual Report, which is included in Exhibit 13.1 to this Annual Report on Form 10-K:

  •
  our management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934), which is set forth under the heading "Management's Report on Internal Control Over Financial Reporting;" and

  •
  the related report of Pricewaterhouse Coopers LLP, our independent registered accounting firm, which is set forth under the heading "Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B.    OTHER INFORMATION

        None.

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

        We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I, Item 1A of this Annual Report on Form 10-K and the sections entitled "Election of Directors," "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2005 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors," "Director Compensation" and "Executive Compensation" in the proxy statement for our 2005 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% shareholders into this section by reference from the sections entitled "Stock Ownership" and "Equity Plans" in the proxy statement for our 2005 annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Relationships and Related Transactions" in the proxy statement for our 2005 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate information regarding our audit committee's pre-approval policies and procedures and the fees paid to our auditors from the section entitled "Independent Accountants" in the proxy statement for our 2005 annual meeting of shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from the 2004 Genzyme Corporation Annual Report, which is included in Exhibit 13.1 to this Annual Report on Form 10-K:

*
References are to page numbers in the 2004 Genzyme Corporation Annual Report.

(a)(2). FINANCIAL STATEMENT SCHEDULES

        We are incorporating the following financial statement schedule of Genzyme Corporation and Subsidiaries into this section by reference from the 2004 Genzyme Corporation Annual Report, which is included in Exhibit 13.1 to this Annual Report on Form 10-K:

Page*
Schedule II—Valuation and Qualifying Accounts	F-148

*
References are to page numbers in the 2004 Genzyme Corporation Annual Report.

        All other schedules are omitted as the information required is inapplicable or the information is presented in the Genzyme Corporation and Subsidiaries' Consolidated Financial Statements or notes thereto.

(a)(3). EXHIBITS

        The exhibits are listed below under Part IV, Item 15(b) of this Annual Report on Form 10-K.

(b). EXHIBITS

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed July 7, 2004.
*4.1	Fourth Amended and Restated Renewed Rights Agreement dated May 28, 2004 between Genzyme and American Stock Transfer & Trust Company, as Rights Agent. Filed as Exhibit 4.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*4.2	Securities Purchase Agreement, dated as of April 17, 2001 and amended on September 26, 2001, by and among Novazyme Pharmaceuticals, Inc. and several purchasers. Filed as Exhibit 4.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*4.3	Indenture, dated December 9, 2003, between Genzyme and U.S. Bank National Association. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed December 10, 2003.
*4.3.1	First Supplemental Indenture, dated as of May 28, 2004, to Indenture relating to our 1.25% Senior Convertible Notes, dated as of December 9, 2003, between Genzyme and U.S. Bank National Association, as Trustee. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed June 18, 2004.
*4.4	Registration Rights Agreement, dated December 9, 2003, between Genzyme and UBS Securities LLC on behalf of itself and several other Initial Purchasers. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed December 10, 2003.
*10.1	Lease, dated April 30, 1990, for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1 (File No. 33-55874).
*10.1.1	Amendment to Lease, dated September 11, 1995, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.1 to Genzyme's Form 10-K for 2003.
*10.1.2	Second Amendment to Lease, dated March 1, 1996, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.2 to Genzyme's Form 10-K for 2003.

*10.1.3	Letter Amendment, dated December 30, 1999, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.3 to Genzyme's Form 10-K for 2003.
*10.1.4	Fourth Amendment to Lease, dated March 23, 2001, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.4 to Genzyme's Form 10-K for 2003.
*10.2	Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.3	Lease, dated October 21, 1998, between First Security Bank, N.A. and GelTex Pharmaceuticals, Inc. Filed as Exhibit 10.2 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.3.1	First Amendment to Lease, dated March 1, 1999, to Lease dated as of October 21, 1998, by and between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.3.1 to Genzyme's Form 10-K for 2003.
*10.3.2	Second Amendment to Lease, dated December 31, 2000, to Lease dated as of October 21, 1998, by and between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.3.2 to Genzyme's Form 10-K for 2003.
*10.3.3	Third Amendment to Lease, dated January 14, 2004, to Lease dated as of October 21, 1998, by and between Wells Fargo Bank Northwest, N.A. (formerly known as First Security Bank, N.A.) and Genzyme. Filed as Exhibit 10.3.3 to Genzyme's Form 10-K for 2003.
*10.3.4	Fourth Amendment to Lease, dated June 30, 2004, to lease dated as of October 21, 1998, by and between Wells Fargo Bank Northwest and Genzyme. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2004.
*10.4	Commercial Lease, dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. for Building C5 located at Marcy L'Etoile, Lyon, France. Filed as Exhibit 10.4 to Genzyme's Form 10-K for 2003.
*10.4.1	Amendment to Commercial Lease, dated September 30, 2000, to the Lease dated December 24, 1998, by and between Aventis Pasteur SA and Imtix SangStat S.A.S. Filed as Exhibit 10.4.1 to Genzyme's Form 10-K for 2003.
*10.5	Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2000.**
10.5.1	First Amendment to Lease, dated August 1, 2003, to lease dated as of August 28, 2000, by and between Genzyme and Kendall Square LLC. Filed herewith.
*10.6	Underlease for Block 13 building at Kings Hill Business Park West Malling Kent among Rouse and Associates Block 13 Limited, Genzyme (UK) Limited and Genzyme. Filed as Exhibit 10.11 to Genzyme's Registration Statement on Form 8-B dated December 31, 1991, filed on February 28, 1992.
*10.7	Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 & 324IF County Waterford) by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.8	Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.

*10.9	Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.10	Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.11	Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County of Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.12	Agency Agreement, dated October 21, 1998, between First Security Bank, N.A. and GelTex. Filed as Exhibit 10.1 to GelTex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-26872).
*10.13	Partnership Purchase Agreement, dated as of November 20, 2000, between Genzyme, Genzyme Development Corporation II, Genzyme Development Partners, L.P. ("GDP") and each Class A Limited Partner of GDP. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 2000.
*10.14	Agreement and Plan of Merger, dated as of August 6, 2001, among Genzyme, Rodeo Merger Corp. and Novazyme Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's Form 8-K filed on August 22, 2001.
10.15	1997 Equity Incentive Plan, as amended. Filed herewith.
10.16	1998 Director Stock Option Plan, as amended. Filed herewith.
10.16.1	Form of Nonstatutory Stock Option for grants under Genzyme's 1998 Director Stock Option Plan. Filed herewith.
10.17	2001 Equity Incentive Plan, as amended. Filed herewith.
10.17.1	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed herewith.
10.17.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed herewith.
10.18	2004 Equity Incentive Plan, as amended. Filed herewith.
10.18.1	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed herewith.
10.18.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed herewith.
10.19	1999 Employee Stock Purchase Plan, as amended. Filed herewith.
10.20	1996 Directors' Deferred Compensation Plan, as amended. Filed herewith.
*10.21	Executive Employment Agreement, dated as of January 1, 1990, between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.22	Executive Employment Agreement, dated as of January 1, 1996, between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.
*10.23	Form of Indemnification Agreement between Genzyme and its executive officers. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2004.
*10.24	Form of Severance Agreement between Genzyme and its executive officers. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2002.

10.25	Written description of cash compensation paid to directors of Genzyme. Filed herewith.
*10.26	Information regarding certain executive compensation matters, including 2004 salaries and incentive bonuses and 2005 salaries and incentive bonus targets for Genzyme's named executive officers. Filed with Genzyme's Form 8-K filed on March 7, 2005.
*10.27	Collaboration Agreement, dated September 4, 1998, among Genzyme, BioMarin Pharmaceutical Inc. ("BioMarin") and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).**
*10.28	Supply Agreement, dated as of November 9, 1999, by and between Cambrex Charles City, Inc. (f/k/a Salsbury Chemicals, Inc.) and GelTex. Filed as Exhibit 10.32 to GelTex's Form 10-K for 1999 (File No. 0-26872).**
*10.29	Contract Manufacturing Agreement dated September 14, 2001, as amended on May 15, 2002, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 2002.**
*10.29.1	Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme's Form 10-K for 2003.**
*10.29.2	Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between Genzyme and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme's Form 10-K for 2003.**
10.29.3	Fourth Amendment, dated as of July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed herewith.†
*10.30	Credit Agreement, dated December 10, 2003, among Genzyme and those of its subsidiaries party thereto, the lenders listed therein, Fleet National Bank, as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent and The Bank of Nova Scotia, Citizens Bank of Bank Massachusetts and Wachovia Bank National Association as Co-Documentation Agents. Filed as Exhibit 10.36 to Genzyme's Form 10-K for 2003.
*10.30.1	First Amendment to Credit Agreement, dated as of June 30, 2004, to Credit Agreement dated December 10, 2003, among Genzyme, SangStat Medical Corporation, each of the financial institutions identified under the caption "Lenders" on the signature pages and Fleet National Bank as administrative agent for the Lenders. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2004.
10.31	North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme and Wyeth. Filed herewith.†
13.1	Portions of the 2004 Genzyme Corporation Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Furnished herewith.
21	Subsidiaries of Genzyme. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99.0	Financial Statements and notes thereto of BioMarin/Genzyme LLC as of December 31, 2004 (unaudited) and 2003 and for the years ended December 31, 2004 (unaudited), 2003 and 2002. Filed herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been granted for the deleted portions of Exhibits 10.5 and 10.27 through 10.29.2.

†
Confidential treatment has been requested for the deleted portions of Exhibits 10.29.3 and 10.31.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.16 through 10.26 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: March 14, 2005	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	March 14, 2005
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial and Accounting Officer	March 14, 2005
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	March 14, 2005
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	March 14, 2005
/s/ HENRY E. BLAIR Henry E. Blair	Director	March 14, 2005
/s/ GAIL K. BOUDREAUX Gail K. Boudreaux	Director	March 14, 2005
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	March 14, 2005
/s/ CHARLES L. COONEY Charles L. Cooney	Director	March 14, 2005
/s/ VICTOR J. DZAU Victor J. Dzau	Director	March 14, 2005
/s/ CONNIE MACK III Connie Mack III	Director	March 14, 2005

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
  (a)(1). FINANCIAL STATEMENTS
  (a)(2). FINANCIAL STATEMENT SCHEDULES
  (a)(3). EXHIBITS
  (b) . EXHIBITS
SIGNATURES