Form 10-Q
period 2005-03-31
GENZYME CORP
filed 2005-05-10
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

        The number of shares of Genzyme Stock outstanding as of April 29, 2005: 252,282,367

NOTE REGARDING REFERENCES TO OUR SERIES OF STOCK

        Throughout this Form 10-Q, the words "we," "us," "our" and "Genzyme" refer to Genzyme Corporation as a whole, and "our board of directors" refers to the board of directors of Genzyme Corporation. Genzyme has one outstanding series of common stock, which we refer to as "Genzyme Stock."

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

  •
  merger and acquisition activity, including our pending merger with Bone Care International, Inc., or Bone Care International, and finalization of the purchase accounting for our acquisitions of ILEX Oncology, Inc., or ILEX, and Verigen AG, or Verigen;

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH Inc., or IMPATH;

  •
  estimates of the future amortization expenses for our intangible assets;

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

  •
  allocation of expenditures related to our research and development programs;

  •
  projected future earnings and earnings per share;

  •
  assessment of the outcome and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

  •
  projected cash needs;

  •
  U.S. and foreign income tax audits, including our provision for liabilities and assessment of the potential financial impact of favorable settlement of these audits or expiration of the applicable statute of limitations;

  •
  assessment of the impact of recent tax legislation and accounting pronouncements, including Statement of Financial Accounting Standards, or SFAS, No. 123R, and the proposed amendment to SFAS No. 128;

  •
  expected future payments related to employee benefits and leased facilities acquired from ILEX, IMPATH, and SangStat Medical Corporation, or SangStat, and the expected timing of these payments;

  •
  expected future payments upon achievement of development and commercial milestones related to our acquisition of Verigen and the anticipated timing of our purchase of the remaining outstanding shares of Verigen; and

  •
  expected future payments we will pay Wyeth based on the volume of Synvisc sales, and the basis for determining our amortization expense related to such payments in future periods.

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

  •
  market acceptance of Thymoglobulin, Campath and Clolar in expanded areas of use and new markets;

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

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the United Kingdom Competition Appeal Tribunal, the Federal Trade Commission and other judicial bodies and regulatory and dispute resolution authorities;

  •
  our ability to successfully increase market penetration for our Synvisc product as a treatment for osteoarthritis of the knee and to expand its use in other joints;

  •
  the resolution of litigation related to the consolidation of our tracking stocks;

  •
  the initiation of legal proceedings by or against us;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

  •
  our ability to successfully integrate Verigen, ILEX and the businesses acquired from IMPATH;

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

        We have included more detailed descriptions of these and other risks and uncertainties in Item 2 of this report under the heading "Factors Affecting Future Operating Results." We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise these statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, Carticel®, Seprafilm®, Epicel®, IMPATH®, Myozyme®, Aldurazyme®, Thymoglobulin®, Lymphoglobuline®, Campath®, and MACI® are registered trademarks of Genzyme or its subsidiaries, Sepra™, VERIGEN™ and Clolar™ are trademarks of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net product sales	$563,213	$454,365
Net service sales	60,614	34,781
Revenues from research and development contracts	6,122	2,105

Total revenues	629,949	491,251

Operating costs and expenses:
Cost of products sold	104,974	106,101
Cost of services sold	41,119	20,861
Selling, general and administrative	181,839	143,220
Research and development (including research and development related to contracts)	114,745	92,816
Amortization of intangibles	41,186	26,245
Purchase of in-process research and development	9,500	—

Total operating costs and expenses	493,363	389,243

Operating income	136,586	102,008

Other income (expenses):
Equity in loss of equity method investments	(1,718)	(3,831)
Minority interest	2,194	1,162
Other	81	29
Investment income	6,618	7,676
Interest expense	(3,808)	(10,326)

Total other income (expenses)	3,367	(5,290)

Income before income taxes	139,953	96,718
Provision for income taxes	(44,395)	(28,824)

Net income	$95,558	$67,894

Net income per share of Genzyme Stock:
Basic	$0.38	$0.30

Diluted	$0.36	$0.29

Weighted average shares outstanding:
Basic	250,921	225,711

Diluted	267,893	241,603

Comprehensive income, net of tax:
Net income	$95,558	$67,894

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(46,653)	(9,429)
Other	193	60
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(19,359)	2,426
Reclassification adjustment for (gains) losses included in net income	282	(155)

Unrealized gains (losses) on securities, net	(19,077)	2,271

Other comprehensive loss	(65,537)	(7,098)

Comprehensive income	$30,021	$60,796

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$370,580	$480,198
Short-term investments	111,265	70,994
Accounts receivable, net	547,978	546,613
Inventories	282,886	293,658
Prepaid expenses and other current assets	82,146	79,329
Notes receivable—related parties	2,416	2,399
Deferred tax assets	161,756	160,438

Total current assets	1,559,027	1,633,629
Property, plant and equipment, net	1,297,802	1,310,256
Long-term investments	560,422	528,262
Notes receivable—related parties	9,627	9,491
Goodwill, net	1,290,454	1,290,916
Other intangible assets, net	1,176,484	1,069,399
Investments in equity securities	125,748	150,253
Other noncurrent assets	73,015	77,215

Total assets	$6,092,579	$6,069,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,242	$88,140
Accrued expenses	337,597	344,063
Income taxes payable	73,990	50,080
Deferred revenue and other income	16,625	12,612
Current portion of long-term debt and capital lease obligations	29,991	129,503

Total current liabilities	519,445	624,398
Long-term debt and capital lease obligations	120,036	120,991
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	12,993	7,716
Deferred tax liabilities	208,974	225,850
Other noncurrent liabilities	22,503	20,310

Total liabilities	1,573,951	1,689,265

Commitments and contingencies (Notes 4,10)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,517	2,491
Additional paid-in capital	4,325,934	4,217,357
Notes receivable from stockholders	(14,017)	(13,865)
Accumulated deficit	(16,475)	(112,033)
Accumulated other comprehensive income	220,669	286,206

Total stockholders' equity	4,518,628	4,380,156

Total liabilities and stockholders' equity	$6,092,579	$6,069,421

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$95,558	$67,894
Reconciliation of net income to cash from operating activities:
Depreciation and amortization	67,059	50,172
Provision for bad debts	2,047	1,150
Charge for in-process research and development	9,500	—
Minority interest	(2,194)	(1,162)
Equity in loss of equity method investments	1,718	3,831
Deferred income tax benefit	(9,396)	(5,249)
Tax benefit from employee stock options	23,264	11,077
Other	(488)	431
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(15,074)	(19,545)
Inventories	33	2,149
Prepaid expenses and other current assets	(2,339)	18,600
Accounts payable, accrued expenses and deferred revenue	(39,870)	(50,645)
Income taxes payable	24,726	10,706

Cash flows from operating activities	154,544	89,409

Cash Flows from Investing Activities:
Purchases of investments	(269,429)	(203,960)
Sales and maturities of investments	194,854	168,644
Purchases of equity securities	(800)	(1,088)
Purchases of property, plant and equipment	(38,896)	(32,269)
Investments in equity investees	—	(1,938)
Acquisitions, net of acquired cash	(10,566)	(69,857)
Acquisition of sales and marketing rights	(123,634)	—
Other	532	28

Cash flows from investing activities	(247,939)	(140,440)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	85,109	32,170
Payments of debt and capital lease obligations	(101,048)	(12,262)
Bank overdraft	5,977	1,106
Minority interest	1,418	1,810
Other	1,618	629

Cash flows from financing activities	(6,926)	23,453

Effect of exchange rate changes on cash	(9,297)	(4,801)

Decrease in cash and cash equivalents	(109,618)	(32,379)
Cash and cash equivalents at beginning of period	480,198	292,774

Cash and cash equivalents at end of period	$370,580	$260,395

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product portfolio is focused on rare genetic disorders, renal disease, orthopaedics, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reporting segments:

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc and the Sepra line of products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostics products, and provides testing services for the oncology, and prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities that we do not allocate to our financial reporting units, under the caption "Corporate." Effective January 1, 2005, as a result of changes in how we review our business, we re-allocated the programs of our former drug discovery and development business unit, formerly reported under the caption "Other," amongst several of our existing reporting segments and business units as follows:

  •
  our tolevamer research and development program, for the treatment of C. difficile associated diarrhea, is now included in our Renal reporting segment;

  •
  our deferitrin (iron chelator) research and development program is now included in our Therapeutics reporting segment;

  •
  WelChol, an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia, is now included in our bulk pharmaceuticals business unit and as a result, will continue to be reported under the caption "Other;" and

  •
  our other drug discovery research and development programs are now included in our corporate science activities under the caption "Corporate."

We have reclassified our 2004 segment disclosures to conform to our 2005 presentation.

2. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations and comprehensive income, balance sheets and statements of cash flows for our corporate operations taken as a whole. We have eliminated all significant intercompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. We have reclassified certain 2004 data to conform to our 2005 presentation.

        These financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read our audited, consolidated financial statements and notes included in our 2004 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of results for future periods.

Accounting for Stock-Based Compensation

        In accounting for stock-based compensation, we do not recognize compensation expense for qualifying options granted to our employees and directors under the provisions of our stock-based compensation plans with fixed terms and an exercise price greater than or equal to the fair market value of the underlying Genzyme Stock on the date of grant. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and Emerging Issues Task Force, or EITF, Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        The following table sets forth our net income data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$95,558	$67,894
Add: employee stock-based compensation included in as-reported, net of tax	—	4
Deduct: pro forma employee stock-based compensation expense, net of tax	(19,258)	(17,314)

Pro forma	$76,300	$50,584

        The following table sets forth the impact to our historical net income per share data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended.

	Three Months Ended March 31,
	2005	2004
Net income per share of Genzyme Stock:
Basic:
As reported	$0.38	$0.30

Pro forma	$0.30	$0.22

Diluted:
As reported	$0.36	$0.29

Pro forma	$0.29	$0.22

        The effects of applying SFAS No. 123, as amended, are not necessarily representative of the effects on reported net income (loss) in future years. Additional awards in future years are anticipated.

Recent Accounting Pronouncements

        SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."    In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials spoilage should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We have not yet determined the impact, if any, SFAS No. 151 will have on our consolidated financial statements.

        SFAS No. 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95."    In December 2004, the FASB issued a revision to SFAS No. 123, also known as SFAS 123R, "Share-Based Payments," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123R allows alternative methods for determining the fair value of share based payments to employees and alternative methods of implementation. In April 2005, the SEC issued a new rule that allows companies to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we plan to implement SFAS 123R in the reporting period starting January 1, 2006. We expect that SFAS 123R will have a significant impact on our financial statements. We expect that the adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. We have not yet determined which valuation method we will use or the method of implementation.

        Proposed Amendment to SFAS No. 128, "Earnings Per Share."    The FASB has proposed amending SFAS No. 128, "Earnings per Share," to make it consistent with International Accounting Standard 33, "Earnings per Share," and make earnings per share computations comparable on a global basis. Under the proposed amendment, each quarter, the year-to-date earnings per share computation would be performed independently from the quarterly computation. Additionally, for all contracts that could be settled in either cash or shares of stock, companies would assume that settlement would occur by the issuance of shares for purposes of computing diluted earnings per share, even if they intend to settle by paying cash or have a history of cash-only settlements, and regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that would be issued upon conversion of a mandatory convertible security would be included in the weighted average number of shares outstanding used in computing basic earnings per share from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented will be required, and which could cause us to restate previously reported earnings per share. We do not expect that the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

3. Net Income Per Share of Genzyme Stock

        The following table sets forth our computation of basic and diluted net income per share of Genzyme Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income—basic	$95,558	$67,894
Effect of dilutive securities:
1.25% convertible senior notes(1):
Interest expense	1,874	1,900

Net income—diluted	$97,432	$69,794

Shares used in computing net income per common share—basic	250,921	225,711
Effect of dilutive securities:
Shares issuable for the assumed conversion of our 1.25% convertible senior notes(1)	9,686	9,686
Stock options(2)	7,276	6,196
Warrants and stock purchase rights	10	10

Dilutive potential common shares	16,972	15,892

Shares used in computing net income per common share—diluted(1,3)	267,893	241,603

Net income per share of Genzyme Stock:
Basic	$0.38	$0.30

Diluted	$0.36	$0.29

(1)
Reflects the retroactive application of the provisions of EITF 04-8. The assumed conversion of our $690.0 million in principal of 1.25% convertible senior notes was dilutive for the three months ended March 31, 2005, however, the assumed conversion of these notes had no impact on diluted earnings per share for the three months ended March 31, 2004.

(2)
We did not include the securities described in the following table in the computation of diluted earnings per share because these securities had an exercise price greater than the average market price of Genzyme Stock during both periods (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Shares of Genzyme Stock issuable upon exercise of outstanding options	749	5,325

(3)
We did not retroactively include the potentially dilutive effect of the assumed conversion of the $575.0 million in principal of 3% convertible subordinated debentures in the computation of dilutive earnings per share for Genzyme Stock for the three months ended March 31, 2004, because we redeemed these debentures for cash in June 2004. The debentures were contingently convertible into approximately 8.2 million shares of Genzyme Stock at an initial conversion price of $70.30 per share.

4. Mergers and Acquisitions

Pending Merger with Bone Care International

        On May 4, 2005, we entered into an Agreement and Plan of Merger with Bone Care International, a Wisconsin corporation and Macbeth Corporation, a newly-formed Wisconsin corporation and our wholly-owned subsidiary. Bone Care International is a specialty pharmaceutical company with a focus in nephrology. The all cash transaction is valued at $33.00 per share, or approximately $600 million, net of Bone Care International's $119 million of cash and cash equivalents at March 31, 2005. Completion of the merger is subject to several conditions, including approval of the merger by Bone Care International's stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. We expect to close the transaction during the third quarter of 2005.

Completed Acquisitions

Acquisition of Verigen

        In February 2005, we acquired Verigen, a private company based in Germany with a proprietary cell therapy product for cartilage repair (Matrix-induced Autologous Chondrocyte Implantation, or MACI) currently sold in Europe and Australia. We paid $10.5 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of approximately $40 million over the next six years based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. To date we have acquired approximately 96% of Verigen's outstanding shares and anticipate acquiring the remaining outstanding shares in the second half of 2005.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Cash paid	$10,459
Contingent payments	119
Contingent liabilities	9,793
Acquisition costs	912

Total purchase price	$21,283

Cash and cash equivalents	$924
Other current assets	3,558
Other noncurrent assets	1,023
Property, plant and equipment	2,673
Other intangible assets (to be amortized over 10 years)	11,945
In-process research and development	9,500
Assumed liabilities	(8,340)

Allocated purchase price	$21,283

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $9.8 million resulting in negative goodwill. Pursuant to SFAS No. 142, we recorded as a liability, contingent consideration up to the amount of the negative goodwill. When and if contingent payments come due, we will apply the payments against the $9.8 million contingent liability. Contingent payments in excess of $9.8 million, if any, will be recorded as goodwill.

        The allocation of the purchase price remains subject to potential adjustments, including the purchase of Verigen's remaining outstanding shares in the second half of 2005, the valuation of acquired tax assets and restructuring liabilities. Pro forma results are not presented for the acquisition of Verigen because the acquisition did not have a significant effect on our results of operations.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        On January 6, 2005 we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States as well as in Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth in the first quarter of 2005, which is included in distribution agreements, a component of other intangible assets, net, in our consolidated balance sheet as of March 31, 2005. We also made contingent payments totaling $2.5 million to Wyeth in the first quarter of 2005 and will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in these territories. We are now recording selling, general and administrative, or SG&A, expenses related to the additional Synvisc sales force we assumed from Wyeth, and we continue to record all of the research and development expenses related to Synvisc.

        We determined that the contingent payments to Wyeth represent contingent purchase price. Accordingly, as contingent payments are made in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We expect to calculate amortization expense for this intangible asset based on an economic use model, taking into account forecasted sales of Synvisc and the resulting estimated contingent payments. We also plan to update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent payments.

        The reacquired Synvisc distribution rights relate to a currently marketed product and provide us with rights we did not previously have and therefore qualify in substance as an asset versus an acquired business. As a result, we do not provide pro forma results for our reacquisition of the Synvisc distribution rights because the acquisition does not constitute an acquired business.

Acquisition of ILEX

        In December 2004, we completed our acquisition of ILEX, an oncology drug development company. Pursuant to the merger agreement, each share of ILEX common stock outstanding was converted into the right to receive 0.4682 of a share of Genzyme Stock. An aggregate of 18,457,679 shares of Genzyme Stock were issued as consideration. We paid cash for any fractional shares that resulted from the conversion of the ILEX common stock to Genzyme Stock. In addition, we assumed all of the outstanding options to purchase shares of ILEX common stock. These ILEX options were converted into options to acquire 1,736,654 shares of Genzyme Stock, in accordance with the exchange ratio referred to above. The transaction had a total value of approximately $1.1 billion, based on the 39.4 million shares of ILEX stock outstanding at the date of acquisition, and the $55.88 per share value of Genzyme Stock exchanged in the acquisition. We accounted for the acquisition as a purchase and, accordingly, included its results of operations in our consolidated statements of operations from December 20, 2004, the date of acquisition.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $478.1 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities.

        In connection with our acquisition of ILEX, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation and termination of certain ILEX personnel and the closure of certain of ILEX's leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of ILEX in accordance with EITF 95-3 and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to the acquisition of ILEX (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$4,900	$216	$214	$5,330
Payments in 2004	—	(140)	(5)	(145)

Balance at December 31, 2004	4,900	76	209	5,185
Revision of estimate	279	—	—	279
Payments in 2005	(1,480)	—	(81)	(1,561)

Balance at March 31, 2005	$3,699	$76	$128	$3,903

        We expect to pay employee related benefits to the former employees of ILEX through the first quarter of 2006.

        We also recorded an estimated tax liability of $40.9 million related to the integration of ILEX.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and, accordingly, included its results of operations related to these business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004, which we expect to complete in 2005.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $157.5 million, which was allocated to goodwill. Pro forma results are not presented for our acquisition of the pathology/oncology testing assets of IMPATH because the acquisition did not have a significant effect on our results of operations.

        In connection with the acquisition of these assets, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel and the closure of certain of the facilities leased by these business units of IMPATH. These costs have been recognized as liabilities assumed in connection with the purchase of the IMPATH assets in accordance with EITF 95-3. The following table summarizes the liabilities established for exit activities related to this acquisition (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Total Exit Activities
Recorded at acquisition date	$1,434	$36	$1,470
Payments in 2004	(447)	(4)	(451)

Balance at December 31, 2004	987	32	1,019
Payments in 2005	(118)	(12)	(130)

Balance at March 31, 2005	$869	$20	$889

        We expect to pay employee related benefits to former employees of the Physician Services and Analytical Services business units of IMPATH and make payments related to the closure of certain of the facilities leased by these business units through the end of 2005.

  Acquisition of Alfigen

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

  Acquisition of SangStat

        In September 2003, we completed an all cash tender offer for the outstanding common stock (and associated preferred stock purchase rights) of SangStat for $22.50 per outstanding SangStat share. The aggregate consideration paid (or set aside) was $636.6 million in cash. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the successful tender offer.

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

	Employee Related Benefits	Closure of Leased Facilities(1)	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$7,118	$2,561	$49	$9,728
Revision of estimate	1,315	(233)	257	1,339
Payments in 2003	(831)	—	—	(831)

Balance at December 31, 2003	7,602	2,328	306	10,236
Revision of estimate	(455)	(320)	(184)	(959)
Payments in 2004	(5,454)	(1,408)	(122)	(6,984)

Balance at December 31, 2004	1,693	600	—	2,293
Payments in 2005	(289)	(179)	—	(468)

Balance at March 31, 2005	$1,404	$421	$—	$1,825

(1)
Includes costs associated with the closure of leased facilities in California, Germany, Spain and Canada.

        We expect to pay employee related benefits and make payments related to leased facilities through the first half of 2005.

Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of ILEX was completed as of the beginning of 2004. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as an in process research and development, or IPR&D, charge of $254.5 million resulting from the acquisition of ILEX, are included in the following pro forma financial summary (amounts in thousands, except per share amounts):

Three Months Ended March 31, 2004
Total revenues	$501,351

Net loss	$(198,244)

Net loss per share of Genzyme Stock:
Basic	$(0.81)

Diluted	$(0.81)

Weighted average shares outstanding:
Basic	243,564

Diluted	243,564

5. Inventories

	March 31, 2005	December 31, 2004
	(Amounts in thousands)
Raw materials	$61,708	$65,000
Work-in-process	91,833	79,747
Finished products	129,345	148,911

Total	$282,886	$293,658

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory that has not been approved for sale. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. Our total inventories included $7.7 million at March 31, 2005 and $5.5 million at December 31, 2004, of inventory for Myozyme, primarily consisting of finished goods, which has not yet been approved for sale. In December 2004, we submitted a marketing application for Myozyme in the European Union.

6. Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the changes in our net goodwill during the three months ended March 31, 2005 (amounts in thousands):

	As of December 31, 2004	Acquisition	Impairment	Adjustments	As of March 31, 2005
Renal	$76,753	$—	$—	$—	$76,753
Therapeutics	354,709	—	—	—	354,709
Transplant	132,111	—	—	—	132,111
Biosurgery	7,585	—	—	—	7,585
Diagnostics/Genetics(1)	240,005	—	—	(3)	240,002
Other(1,2)	479,753	—	—	(459)	479,294

Goodwill, net	$1,290,916	$—	$—	$(462)	$1,290,454

(1)
The adjustments to goodwill include foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

(2)
Includes the goodwill resulting from the acquisition of ILEX in December 2004. We recorded $0.4 million of additional adjustments to the goodwill in 2005 primarily related to revisions of estimates of liabilities related to exit activities.

        We are required to perform impairment tests related to goodwill under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no such events in the first quarter of 2005.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of March 31, 2005			As of December 31, 2004
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$1,022,783	$(227,669)	$795,114	$1,011,068	$(206,194)	$804,874
Patents	183,360	(60,900)	122,460	183,360	(57,403)	125,957
Trademarks	60,227	(22,090)	38,137	60,227	(20,754)	39,473
License fees	44,709	(13,450)	31,259	44,789	(12,592)	32,197
Distribution agreements(2)	150,543	(17,068)	133,475	14,075	(7,038)	7,037
Customer lists	83,578	(29,166)	54,412	83,578	(25,444)	58,134
Other	11,465	(9,838)	1,627	11,420	(9,693)	1,727

Total	$1,556,665	$(380,181)	$1,176,484	$1,408,517	$(339,118)	$1,069,399

(1)
Includes core technology valued at $11.9 million resulting from our acquisition of Verigen in February 2005. The value assigned to this technology will be amortized over its estimated useful life of 10 years.

(2)
Includes $136.5 million in intangible assets related to our reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $41.2 million for the three months ended March 31, 2005; and

  •
  $26.2 million for the three months ended March 31, 2004.

        The estimated future amortization expense for other intangible assets as of March 31, 2005 for the remainder of fiscal year 2005 and the five succeeding fiscal years is as follows (amounts in thousands):

Year ended December 31,	Estimated Amortization Expense
2005 (remaining nine months)	$121,535
2006	157,846
2007	160,566
2008	168,566
2009	173,485
2010	181,994

7. Investments in Equity Securities

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At March 31, 2005, our stockholders' equity includes $34.3 million of unrealized gains and $8.1 million of unrealized losses related to our investments in strategic equity securities of which $7.2 million of the unrealized losses are related to our investment in the common stock of BioMarin Pharmaceutical Inc. The market value of BioMarin stock has remained below our costs for the last fifteen months, however, based on the following facts and circumstances, we continue to believe that the decline in market value is considered to be temporary:

  •
  improved results of operations of BioMarin/Genzyme LLC in the first quarter of 2005;

  •
  in February 2005, BioMarin announced that the FDA has accepted for filing and assigned six-month review status to the Biologics License Application for rhASB (galsulfase), BioMarin's investigational enzyme replacement therapy for the treatment of mucopolysaccharidosis VI. BioMarin has stated that the FDA is scheduled to take action on the application, under the Prescription Drug User Fee Act, by May 31, 2005;

  •
  in April 2005, BioMarin announced that it has randomized the first patient in its Phase 3 clinical trial of Phenoptin (sapropterin hydrochloride), an investigational oral, small molecule therapeutic for the treatment of the genetic disease phenylketonuria. BioMarin has publicly announced that it expects to announce data from this trial in the second half of 2005;

  •
  industry analyst reports on BioMarin indicate improved confidence with strong buy ratings and target prices in excess of our cost;

  •
  our intention and ability to hold our investment in BioMarin common stock for a period of time sufficient to allow for the anticipated recovery in market value; and

  •
  recovery in the fair market value of BioMarin common stock since March 31, 2005.

8. Joint Venture with BioMarin Pharmaceutical Inc.

        We formed BioMarin/Genzyme LLC, a joint venture with BioMarin Pharmaceutical Inc., to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase which is being developed to treat an LSD known as mucopolysaccharidosis I, or MPS I. We record our portion of the income (losses) of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income was $0.2 million for the three months ended March 31, 2005, as compared to our portion of BioMarin/Genzyme LLC's net loss of $3.1 million for the same period of 2004.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue	$15,874	$7,395
Gross margin	10,391	5,023
Operating expenses	(10,196)	(11,192)
Net income (loss)	255	(6,147)

9. Revolving Credit Facility

        In December 2003, we entered into a three year $350.0 million revolving credit facility, maturing in December 2006. As of December 31, 2004, $100.0 million in principal remained outstanding under this facility. In January 2005, we repaid the entire $100.0 million in principal outstanding under the credit facility. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

10. Other Commitments and Contingencies

  Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff in this case has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This case alleges violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc., or Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trade, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. These negotiations are ongoing. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $3 million during 2004, all of which remain in accrued expenses in our consolidated balance sheet as of March 31, 2005. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court. The application is still pending.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for a summary judgment was scheduled for November 2004; however, Columbia rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in this litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiff's main claim for lack of subject matter jurisdiction.

        We are not able to predict the outcome of these cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the matters listed above, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

11. Provision for Income Taxes

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(44,395)	$(28,824)	54%
Effective tax rate	32%	30%

        Our effective tax rate for both periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales and domestic production activities;

  •
  nondeductible charges for IPR&D recorded in March 2005;

  •
  benefits related to tax credits; and

  •
  the foreign tax rate differential.

        We are currently under IRS audit for tax years 1996 to 1999 and 2002 to 2003. We believe that we have provided sufficiently for all audit exposures. Favorable settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

        In October 2004, the U.S. enacted the American Jobs Creation Act of 2004, or the Act, which repeals the FSC Repeal and Extraterritorial Income Exclusion Act of 2000, or ETI, export subsidy for transactions after 2004 with two years of transition relief (2005-2006). The Act also provides a 9% deduction for income from domestic production activities which will be phased in over the years 2005-2010. While we are still evaluating the net impact of this new legislation, we do not expect it to have a material effect on our ongoing effective tax rate.

        In addition, the Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. While we are still evaluating this provision, we do not expect to benefit from the repatriation provisions under this Act.

12. Defined Benefits Pension Plans

        We have defined benefit pension plans for certain employees in foreign countries. These plans are funded in accordance with requirements of the appropriate regulatory bodies governing each plan.

  Components of Net Periodic Benefit Costs

        The components of net pension expense for the periods presented are as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost	$780	$610
Interest cost	723	570
Expected return on plan assets	(835)	(676)
Amortization and deferral of actuarial loss	219	150

Net pension expense	$887	$654

  Employer Contributions

        At December 31, 2004, we recorded net prepaid benefit costs of $5.0 million related to our defined benefit pension plans. For the three months ended March 31, 2005, we contributed $0.7 million to our pension plan in the United Kingdom. We anticipate making approximately $2.2 million of additional contributions to this plan in 2005 to satisfy our annual funding obligation.

13. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reporting segments as described in Note 1, "Description of Business," to this Form 10-Q. As described in Note 1. above, effective January 1, 2005, as a result of changes in how we review our business, we re-allocated the programs of our former drug discovery and development business unit, formerly reported under the caption "Other," amongst several of our existing reporting segments and business units as follows:

  •
  our tolevamer research and development program is now included in our Renal reporting segment;

  •
  our deferitrin (iron chelator) research and development program is now included in our Therapeutics reporting segment;

  •
  WelChol is now included in our bulk pharmaceuticals business unit and as a result, will continue to be reported under the caption "Other;" and

  •
  our other drug discovery research and development programs are now included in our corporate science activities under the caption "Corporate."

We have reclassified our 2004 segment disclosures to conform to our 2005 presentation.

        The following table provides information concerning the operations in our reporting segments (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues:
Renal	$99,403	$83,523
Therapeutics	315,053	255,109
Transplant	31,155	36,234
Biosurgery(1)	75,052	47,703
Diagnostics/Genetics(1)	79,373	52,114
Other(1)	29,474	15,734
Corporate(1)	439	834

Total	$629,949	$491,251

Income (loss) before income taxes:
Renal	$27,180	$15,937
Therapeutics	175,581	130,222
Transplant	(5,418)	(6,988)
Biosurgery(1)	(13,733)	(2,855)
Diagnostics/Genetics(1)	(3,525)	1,162
Other(1)	(18,582)	(18,350)
Corporate(1,2)	(21,550)	(22,410)

Total	$139,953	$96,718

(1)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition. Charges for IPR&D related to these acquisitions are included in segment results in the year of acquisition. Acquisitions completed from January 1, 2004 to March 31, 2005 are:

Acquisition	Date Acquired	Business Segment(s)	IPR&D Charge
Verigen	February 8, 2005	Biosurgery/Corporate	$9.5 million
Synvisc sales and marketing rights from Wyeth	January 6, 2005	Biosurgery	None
ILEX	December 20, 2004	Other	$254.5 million
Pathology/oncology testing assets of IMPATH	May 1, 2004	Diagnostics/Genetics	None
Alfigen	February 21, 2004	Diagnostics/Genetics	None
(2)
Loss before income taxes for Corporate consists primarily of interest income, interest expense and other income and expense items that we do not specifically allocate to a particular segment.

  Segment Assets

        The following table provides information concerning the assets of our reporting segments (amounts in thousands):

	March 31, 2005	December 31, 2004
Segment Assets(1):
Renal	$604,527	$616,979
Therapeutics	950,964	949,168
Transplant	388,679	408,090
Biosurgery(2,3)	451,644	294,715
Diagnostics/Genetics	450,953	464,870
Other	788,612	797,352
Corporate(4)	2,457,200	2,538,247

Total	$6,092,579	$6,069,421

(1)
Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets.

(2)
Includes $20.1 million of assets resulting from our acquisition of Verigen in February 2005.

(3)
In January 2005, we reacquired, from Wyeth, the sales and marketing rights to Synvisc in six countries for $121.0 million in cash. Additionally, we have made $2.5 million of contingent payments in the first quarter of 2005 and will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. The purchase price and the $2.5 million of contingent payments we made to Wyeth in the first quarter of 2005 were recorded as intangible assets in our consolidated balance sheet as of March 31, 2005.

(4)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short-and long-term investments, net property, plant and equipment and deferred tax assets.

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

  •
  Transplant, which develops, manufactures and distributes therapeutic products that address the pre-transplantation, prevention and treatment of acute rejection in organ transplantation, as well as other auto-immune disorders. The unit derives its revenue primarily from sales of Thymoglobulin and Lymphoglobuline;

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc and the Sepra line of products; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostic products and provides testing services for the oncology and prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities that we do not allocate to our financial reporting units, under the caption "Corporate." Effective January 1, 2005, as a result of changes in how we will review our business, we re-allocated the programs of our former drug discovery and development business unit, formerly reported under the caption "Other," amongst several of our existing reporting segments and business units as follows:

  •
  our tolevamer research and development program, for the treatment of C. difficile associated diarrhea, is now included in our Renal reporting segment;

  •
  our deferitrin (iron chelator) research and development program is now included in our Therapeutics reporting segment;

  •
  WelChol, an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia, is now included in our bulk pharmaceuticals business unit and, as a result, will continue to be reported under the caption "Other;" and

  •
  our other drug discovery research and development programs are now included in our corporate science activities under the caption "Corporate."

We have reclassified our 2004 segment disclosures to conform to our 2005 presentation.

        Within the general limits under our charter and Massachusetts law, the amount of any dividend payment will be at our board of directors' discretion. To date, we have never declared or paid a cash dividend on shares of any of our series of common stock, nor do we anticipate paying or declaring a cash dividend on shares of Genzyme Stock in the foreseeable future. Unless declared, no dividends will accrue on Genzyme Stock.

MERGERS AND ACQUISITIONS

Pending Merger with Bone Care International

        On May 4, 2005, we entered into an Agreement and Plan of Merger with Bone Care International, a Wisconsin corporation and Macbeth Corporation, a newly-formed Wisconsin corporation and our wholly-owned subsidiary. Bone Care International is a specialty pharmaceutical company with a focus in nephrology. The all cash transaction is valued at $33.00 per share, or approximately $600 million, net of Bone Care International's $119 million of cash and cash equivalents at March 31, 2005. Completion of the merger is subject to several conditions, including approval of the merger by Bone Care International's stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. We expect to close the transaction during the third quarter of 2005.

Completed Acquisitions

Acquisition of Verigen

        In February 2005, we acquired Verigen, a private company based in Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) that is currently sold in Europe and Australia. We paid $10.5 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of approximately $40 million over the next six years based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. To date we have acquired approximately 96% of Verigen's outstanding shares and anticipate acquiring the remaining outstanding shares in the second half of 2005.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $9.8 million resulting in negative goodwill. Pursuant to SFAS No. 142, we recorded as liability, contingent consideration up to the amount of the negative goodwill. When and if contingent payments come due, we will apply the payments against the $9.8 million contingent liability. Contingent payments in excess of $9.8 million, if any, will be recorded as goodwill.

        The allocation of the purchase price remains subject to potential adjustments, including the purchase of Verigen's remaining outstanding shares in the second half of 2005, the valuation of acquired tax assets, and restructuring liabilities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        On January 6, 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth in the first quarter of 2005, which is included in distribution agreements, a component of other intangible assets, net, in our consolidated balance sheet as of March 31, 2005. We also made contingent payments totaling $2.5 million to Wyeth in the first quarter of 2005 and will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in these territories. We are now recording SG&A expenses related to the additional Synvisc sales force we assumed from Wyeth, and we continue to record all of the research and development expenses related to Synvisc.

        We determined that the contingent payments to Wyeth represent contingent purchase price. Accordingly, as contingent payments are made in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We expect to calculate amortization expense for this intangible asset based on an economic use model, taking into account forecasted sales of Synvisc and the resulting estimated contingent payments. We also plan to update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent payments.

Acquisition of ILEX

        In December 2004, we completed our acquisition of ILEX, an oncology drug development company. Pursuant to the merger agreement, each share of ILEX common stock outstanding was converted into the right to receive 0.4682 of a share of Genzyme Stock. An aggregate of 18,457,679 shares of Genzyme Stock were issued as consideration. We paid cash for any fractional shares that resulted from the conversion of the ILEX common stock to Genzyme Stock. In addition, we assumed all of the outstanding options to purchase shares of ILEX common stock. These ILEX options were converted into options to acquire 1,736,654 shares of Genzyme Stock, in accordance with the exchange ratio referred to above. The transaction had a total value of approximately $1.1 billion, based on ILEX's 39.4 million shares outstanding at the date of acquisition, and the $55.88 per share value of Genzyme Stock exchanged in the acquisition. We accounted for the acquisition as a purchase and, accordingly, included its results of operations in our consolidated statements of operations from December 20, 2004, the date of acquisition.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $478.1 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and, accordingly, included its results of operations related to these business units in our consolidated statements of operations from May 1, 2004, the date of acquisition.

The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004, which we expect to complete in 2005.

Acquisition of Alfigen

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Our critical accounting policies and significant estimates are set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates" in Exhibit 13.1 to our 2004 Form 10-K. There have been no changes to these policies and no significant changes to these estimates since December 31, 2004.

A. RESULTS OF OPERATIONS

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Product revenue	$563,213	$454,365	24%
Service revenue	60,614	34,781	74%

Total product and service revenue	623,827	489,146	28%
Research and development revenue	6,122	2,105	191%

Total revenues	$629,949	$491,251	28%

Product Revenue

        We derive product revenue from sales of:

  •
  Renagel, for the reduction of elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis, and bulk sevelamer;

  •
  Therapeutics products, including Cerezyme for the treatment of Gaucher disease, Fabrazyme for the treatment of Fabry disease and Thyrogen, which is an adjunctive diagnostic agent used in the follow-up treatment of patients with well-differentiated thyroid cancer;

  •
  Transplant's therapeutic products for the treatment of immune-mediated diseases, primarily Thymoglobulin and Lymphoglobuline, each of which induce immunosuppression of certain types of immune cells responsible for acute organ rejection in transplant patients;

  •
  Biosurgery products, including orthopaedic products such as Synvisc and the Sepra line of products;

  •
  Diagnostic products, including infectious disease and cholesterol testing products; and

  •
  Other products, including:

  •
  oncology products, including Campath for the treatment of B-cell chronic lymphocytic leukemia in patients who have been treated with alkylating agents and who have failed fludarabine therapy, and Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia; and

  •
  bulk pharmaceuticals and WelChol, which is a mono and adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Renal:
Renagel (including sales of bulk sevelamer)	$99,403	$83,523	19%

Therapeutics:
Cerezyme	225,951	202,970	11%
Fabrazyme	70,026	38,103	84%
Thyrogen	17,715	13,997	27%
Other Therapeutics	807	39	>100%

Total Therapeutics	314,499	255,109	23%

Transplant:
Thymoglobulin/Lymphoglobuline	27,221	25,012	9%
Other Transplant	3,917	11,222	(65)%

Total Transplant	31,138	36,234	(14)%

Biosurgery:
Synvisc	44,016	22,363	97%
Sepra products	16,652	14,212	17%
Other Biosurgery	6,300	4,669	35%

Total Biosurgery	66,968	41,244	62%

Diagnostics/Genetics:
Diagnostics Products	26,866	23,370	15%
Other Diagnostics/Genetics	—	131	(100)%

Total Diagnostics/Genetics	26,866	23,501	14%

Other product revenue	24,339	14,754	65%

Total product revenues	$563,213	$454,365	24%

Renal

        Worldwide sales of Renagel, including sales of bulk sevelamer, the raw material used to formulate Renagel, increased 19% to $99.4 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to:

  •
  a $16.0 million increase in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe; and

  •
  a 5% increase in the average exchange rate for the Euro in 2005 against the U.S. dollar, which positively impacted Renagel revenue by $1.3 million for the three months ended March 31, 2005.

        Sales of Renagel, including sales of bulk sevelamer, were 18% of our total product revenue for both the three months ended March 31, 2005 and 2004. We expect sales of Renagel to increase, driven primarily by the continued adoption of the product by nephrologists worldwide. Renagel competes with several other products and our future sales may be impacted negatively by these products. We discuss these competitors under the heading "Factors Affecting Future Operating Results — Our future success will depend upon our ability to effectively develop and market our products against competitors," in this report. In addition, our ability to continue to increase sales of Renagel will depend on many other factors, including our ability to optimize dosing and improve patient compliance with dosing of Renagel, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Prescription Drug Improvement and Modernization Act, and the accuracy of our estimates of the payor mix.

        In addition, our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented with our wholesalers in 2002, and which will expire this year, could impact the revenue that we record from period to period.

Therapeutics

        The 23% increase in Therapeutics product revenue, to $314.5 million for the three months ended March 31, 2005, as compared to the same period of 2004, is primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The 11% growth in sales of Cerezyme to $226.0 million for the three months ended March 31, 2005, as compared to the same period of 2004, is attributable to our continued identification of new Gaucher disease patients, particularly internationally. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenues in the future, it is a mature product, and we do not expect the current new patient growth trend to continue. In addition, a 5% increase in the average exchange rate for the Euro against the U.S. dollar for the three months ended March 31, 2005, as compared to the same period of 2004, also positively impacted sales of Cerezyme by $3.8 million.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 40% of our total product revenue for the three months ended March 31, 2005, as compared to 45% for the same period of 2004. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Factors Affecting Future Operating Results — Our future success will depend upon our ability to effectively develop and market our products against competitors," in this report.

        The 84% increase in sales of Fabrazyme to $70.0 million for the three months ended March 31, 2005, as compared to the same period of 2004, was primarily attributable to:

  •
  an $8.6 million increase in European sales of Fabrazyme resulting from our continued identification of Fabry patients in Europe;

  •
  an $11.6 million increase in sales due to the launch of Fabrazyme in Japan during the second quarter of 2004;

  •
  an $8.7 million increase in sales resulting from an increase in the number of patients being treated in the U.S.; and

  •
  a 5% increase in the average exchange rate for the Euro against the U.S. dollar for the three months ended March 31, 2005, as compared to the same period of 2004, which positively impacted sales of Fabrazyme by $1.0 million.

        The 27% increase in sales of Thyrogen to $17.7 million for the three months ended March 31, 2005, as compared to the same period of 2004, is attributable to volume growth, particularly in Europe, where sales increased 29% to $8.4 million.

Transplant

        Transplant's product revenue decreased 14% to $31.1 million for the three months ended March 31, 2005 as compared to the same period of 2004. The decrease is primarily due to a $9.3 million decrease in sales of Gengraf, which we co-promoted with Abbott Laboratories under an agreement that expired on December 31, 2004. The decrease is partially offset by a $2.3 million increase in sales of Thymoglobulin as a result of increased utilization of Thymoglobulin in transplant procedures. We are aware of several products that compete with Thymoglobulin and Lymphoglobuline and that could have an adverse effect on our sales of these products. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend upon our ability to effectively develop and market our products against competitors," in this report.

Biosurgery

        Biosurgery's product revenue increased 62% to $67.0 million for the three months ended March 31, 2005, as compared to the same period of 2004. The increase was largely attributable to a $21.7 million, or 97%, increase in sales of Synvisc, primarily due to our reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. Additionally, sales of Sepra products increased $2.4 million for the three months ended March 31, 2005, as compared to the same period of 2004, as a result of increased market penetration.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased slightly for the three months ended March 31, 2005, as compared to the same period of 2004. The increase was attributable to a 17%, or $2.2 million, increase in clinical chemistry revenue as a result of higher sales volume. Revenue from sales of infectious disease testing products increased 33% to $5.2 million for the first quarter of 2005 primarily due to revenues received under a distribution agreement that was in effect only for a portion of the first quarter of 2004.

Other Product Revenue

        The 65% increase in Other product revenue to $24.3 million for the three months ended March 31, 2005, as compared to the same period of 2004, was primarily attributable to a 30% increase in sales of bulk pharmaceuticals to $11.9 million due to an increased demand for liquid crystals. Other product revenue includes a $7.8 million increase in oncology revenue due to the addition of sales from two oncology products, Campath and Clolar, that we acquired from ILEX at the end of 2004.

Service Revenue

        We derive service revenues primarily from genetic and pathology/oncology testing services, which are included in our Diagnostics/Genetics reporting segment.

        The following table sets forth our service revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Biosurgery	$7,950	$6,138	30%
Diagnostics/Genetics	52,507	28,613	84%
Other	157	30	423%

Total service revenues	$60,614	$34,781	74%

        Service revenue attributable to our Biosurgery segment increased 30% to $8.0 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to an increase in sales volume of Epicel.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 84% to $52.5 million for the three months ended March 31, 2005, as compared to the same period of 2004. This increase is primarily attributable to:

  •
  $19.2 million of additional service revenue resulting from our acquisition of substantially all of the pathology/oncology testing assets of IMPATH in May 2004;

  •
  additional service revenue resulting from our acquisition of substantially all of the assets of Alfigen in February 2004;

  •
  continued growth in the prenatal screening and diagnosis market; and

  •
  increased sales of DNA testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States for both the three months ended March 31, 2005 and 2004. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
International product and service revenue	$290,291	$227,615	28%
% of total product and service revenue	47%	47%

        The 28% increase in international product and service revenue to $290.3 million for the three months ended March 31, 2005, as compared to the same period of 2004, is primarily due to:

  •
  a $54.1 million increase in the combined international sales of Renagel, Cerezyme and Fabrazyme; and

  •
  a 5% increase in the average exchange rate for the Euro against the U.S. dollar, which positively impacted total product and service revenue by $7.5 million.

        International sales of Renagel increased 40% to $43.3 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to:

  •
  the expansion of the worldwide Renagel sales force;

  •
  favorable promotion of published clinical data that has increased international adoption of Renagel, particularly in Europe, where unit sales increased 38%; and

  •
  an increase in the average exchange rate of the Euro of 5%, which positively impacted sales of Renagel by $1.3 million.

        International sales of Cerezyme increased 15% to $141.4 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to an increase in revenue recognized from a contract with the Brazil Ministry of Health, an increase in international sales volume and an increase in the average exchange rate of the Euro of 5%, which positively impacted sales of Cerezyme by $3.8 million.

        International sales of Fabrazyme increased 104% to $45.5 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to:

  •
  our continued identification of patients with Fabry disease in Europe;

  •
  the launch of Fabrazyme in Japan during the second quarter of 2004; and

  •
  an increase in the average exchange rate of the Euro of 5%, which positively impacted sales of Fabrazyme by $1.0 million.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Therapeutics	$554	$—	N/A
Transplant	17	—	N/A
Biosurgery	134	321	(58)%
Other	4,978	950	424%
Corporate	439	834	(47)%

Total research and development revenue	$6,122	$2,105	191%

        Other research and development revenue increased $4.0 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to $2.0 million in additional revenue resulting from research and development related to Campath that we performed on behalf of Schering AG under agreements we assumed in connection with our acquisition of ILEX in December 2004.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Product margin	$458,239	$348,264	32%
% of total product revenue	81%	77%
Service margin	$19,495	$13,920	40%
% of total service revenue	32%	40%
Total product and service gross margin	$477,734	$362,184	32%
% of total product and service revenue	77%	74%

Product Margin

        Our overall product margin increased $110.0 million, or 32%, for the three months ended March 31, 2005, as compared to the same period of 2004. This is primarily due to:

  •
  a $21.7 million, or 97%, increase in sales of Synvisc in the first quarter of 2005 resulting from our reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. Upon closing this transaction with Wyeth, we began to record revenue from sales of Synvisc to end-users in the United States, as well as in Germany, Poland, Greece, Portugal and the Czech Republic; and

  •
  improved margins for Renagel, Cerezyme and Fabrazyme due to increased sales and increased utilization of capacity at our global manufacturing facilities.

Service Margin

        Our overall service margin increased $5.6 million, or 40% for the three months ended March 31, 2005, as compared to the same period of 2004. This is primarily due to a $1.8 million, or 30%, increase in the sales of Biosurgery services and a $23.9 million, or 84%, increase in sales of Diagnostics/Genetics services.

        Service margin for our Biosurgery reporting segment increased 26% for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to additional service revenue resulting from our acquisition of Verigen in February 2005 and to an increase in sales volume of Epicel.

        Service margin for our Diagnostics/Genetics reporting segment increased 44% for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to an 84% increase in service revenue as a result of our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004, the acquisition of substantially all of the assets of Alfigen in February 2004, continued growth in the prenatal screening and diagnosis market and increased sales of DNA testing services. These increases were partially offset by a 108% increase in costs associated with these additional services.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Selling, general and administrative expenses	$181,839	$143,220	27%

        SG&A increased $38.6 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to:

  •
  an increase of $12.1 million in SG&A for Therapeutics products, including:

  •
  $5.1 million attributable to additional selling and marketing activities for Fabrazyme in Europe;

  •
  $1.6 million attributable to an increase in marketing activities and sales force for Thyrogen;

  •
  $1.9 million attributable to an increase in costs for immune-mediated disease products; and

  •
  $2.5 million attributable to increased facility costs for our LSD products.

  •
  an increase of $11.1 million in SG&A for Biosurgery, primarily due to the additional expenses related to the Synvisc sales force we assumed from Wyeth when we acquired the sales and marketing rights to Synvisc in January 2005;

  •
  an increase of $9.2 million in SG&A for Diagnostics/Genetics, primarily due to our acquisition of substantially all of the assets of Alfigen in February 2004 and our acquisition of certain of the pathology/oncology testing assets of IMPATH in May 2004; and

  •
  an increase of $4.8 million in Other SG&A, primarily due to the increase in expenses for our oncology business as a result of our acquisition of ILEX in December 2004.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Research and development expenses (including research and development related to contracts)	$114,745	$92,816	24%

        Research and development expenses increased $21.9 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to:

  •
  a $6.5 million increase in spending on Renal research and development programs;

  •
  a $9.7 million increase in spending on certain Therapeutics research and development programs, including:

  •
  $2.3 million on our deferitrin (iron chelator) product due to initiation of a phase 2 clinical trial;

  •
  $1.7 million on next-generation therapies for Gaucher disease;

  •
  $1.3 million related to our strategic partnership with MacroGenics, Inc. for the development of novel therapies for immune-mediated diseases; and

  •
  $2.1 million attributable to increased spending by Dyax-Genzyme LLC, our joint venture with Dyax for the development of DX-88 for the treatment of hereditary angioedema and other chronic inflammatory diseases, whose results we consolidated;

  •
  a $2.5 million increase in spending on Biosurgery research and development programs mainly for future Synvisc products; and

  •
  an $11.0 million increase in spending on Other research and development programs due to our acquisition of ILEX in December 2004. As a result of our increased focus on oncology research and development, costs related to our Other research and development programs are likely to represent an increased percentage of our overall research and development expenses in the future.

These increases were partially offset by decreases of:

  •
  $7.5 million in spending on certain Therapeutics research and development programs, including:

  •
  $1.9 million for Fabrazyme as the phase 4 clinical trial comes to an end;

  •
  $1.4 million for our Myozyme program due to the inclusion of process development costs in the first quarter of 2004, for which there were no comparable amounts in the same period of 2005. This decrease was offset, in part, by an increase in clinical trial costs for Myozyme in the first quarter of 2005; and

  •
  $2.1 million for our multiple sclerosis research and development program as we have shifted our focus to an alternative compound due to safety issues observed in the Phase 1 trial, which has been suspended.

Amortization of Intangibles

        The following table provides information regarding the change in our amortization of intangibles expense during the periods presented:

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Amortization of intangibles	$41,186	$26,245	57%

        Amortization of intangibles expense increased by $14.9 million for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of Verigen in February 2005, the Synvisc sales and marketing rights from Wyeth in January 2005, ILEX in December 2004, substantially all of the assets of Alfigen in February 2004 and certain of the pathology/oncology testing assets of IMPATH in May 2004.

Purchase of In-Process Research and Development

        In connection with three of our acquisitions since 2003, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired from Verigen, ILEX and SangStat will need to complete a series of clinical trials, and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

Verigen

        In connection with our February 2005 acquisition of Verigen, we have acquired IPR&D related to MACI, Verigen's proprietary approach to cartilage repair.

        As of the date of our acquisition of Verigen, MACI has not reached technological feasibility in the United States nor had an alternative use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in March 2005, $9.5 million, representing the portion of the purchase price attributable to this project in the United States.

        Management assumes responsibility for determining the IPR&D valuation. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility in the United States. We used a discount rate of 24% and cash flows that have been probability-adjusted to reflect the risks of advancement through the product approval process. In estimating future cash flows, we also considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

        As of March 31, 2005, we estimated that it will take approximately five years and an investment of approximately $10 million to complete the development of, obtain approval for and commercialize MACI in the United States.

ILEX

        In connection with our December 2004 acquisition of ILEX, we have acquired IPR&D related to three development projects, Campath (for indications other than B-cell chronic lymphocytic leukemia), Clolar (clofarabine) and tasidotin hydrochloride.

        As of the date of our acquisition of ILEX, none of these projects had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in December 2004, $254.5 million, representing the portion of the purchase price attributable to these projects, of which $96.9 million is attributable to the Campath development projects, $113.4 million is attributable to the clofarabine development project and $44.2 million is related to the tasidotin development projects.

        As of March 31, 2005, we estimated that it will take approximately three to six years and an investment of approximately $45 million to complete the development of, obtain approval for and commercialize Campath for non-Hodgkin's lymphoma and multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately three to six years and an investment of approximately $11 million to complete the development of, obtain approval for and commercialize Clolar for hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately 5 years and an investment of approximately $23 million to complete the development of, obtain approval for and commercialize tasidotin.

SangStat

        In connection with our acquisition of SangStat, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. Cyclosporine capsule is a novel, smaller-size formulation of generic cyclosporine, an immunosuppressive agent. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million is attributable to RDP58 and $20.0 million is attributable to cyclosporine capsule.

        In March 2004, we entered into an agreement with Proctor & Gamble Pharmaceuticals, Inc., or PGP, a subsidiary of The Proctor & Gamble Company, under which we granted to PGP an exclusive, worldwide license to develop and market RDP58 for the treatment of gastrointestinal and other disorders. We retained development and commercialization rights to RDP58 in pulmonary and other disorders that were not specifically licensed to PGP and also retained co-promotion rights with PGP in oncology-related disorders, such as chemo-therapy-induced diarrhea. In exchange for the grant of the license, PGP paid us an upfront fee, and agreed to make milestone payments and pay royalties on product sales.

        Although we received marketing authorization for both the 25mg and 100mg cyclosporine capsules in a European country in March 2004, we terminated our license for cyclosporine capsules effective April 2005.

        As of March 31, 2005, we estimated that it will take approximately ten years and an investment of approximately $75.0 million to $100.0 million to complete the development of, obtain approval for and commercialize the first product based on the RDP58 technology for pulmonary and other disorders not licensed to PGP.

OTHER INCOME AND EXPENSES

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Equity in loss of equity method investments	$(1,718)	$(3,831)	(55)%
Minority interest	2,194	1,162	89%
Other	81	29	179%
Investment income	6,618	7,676	(14)%
Interest expense	(3,808)	(10,326)	(63)%

Total other income (expenses)	$3,367	$(5,290)	(164)%

Equity in Loss of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin, Diacrin, Inc. and Medtronic, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc.

        Our equity in loss of equity method investments decreased 55% to $1.7 million for the three months ended March 31, 2005, as compared to $3.8 million for the same period of 2004. Previously, the largest component of our equity in loss of equity method investments was net losses from our joint venture with BioMarin. However, this joint venture turned profitable in the first quarter of 2005 due to increased sales of Aldurazyme. As a result, we recorded a gain of $0.2 million, representing our portion of the net income of this joint venture for the three months ended March 31, 2005, as compared to charges of $3.1 million, representing our portion of the net losses of the joint venture for the same period of 2004. This decrease is partially offset by a $1.2 million increase in equity in loss of equity method investments due to the net loss from MG Biotherapeutics LLC, a joint venture we entered into with Medtronic in June 2004.

Minority Interest

        As a result of our adoption of FIN 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC, formerly known as Kallikrein LLC, and Excigen Inc. Our consolidated balance sheet as of March 31, 2005 includes assets of $0.7 million related to Dyax-Genzyme LLC, substantially all of which is lab equipment net of its associated accumulated depreciation. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen were not significant.

Investment Income

        Our investment income decreased 14% for the three months ended March 31, 2005, as compared to the same period of 2004, due to decreases in the realized gains on our U.S. investment portfolio and our average cash and investment balances in 2005, offset by a slight increase in our average portfolio yield.

Interest Expense

        Our interest expense decreased 63% for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to a decrease in average debt balances outstanding in 2005 resulting from:

  •
  our repayment of the entire $100.0 million in principal outstanding under our revolving credit facility in January 2005;

  •
  $11.3 million in principal of a 6.5% convertible note due and paid on March 29, 2004, in favor of UBS AG London, which we assumed in connection with our acquisition of SangStat in September 2003; and

  •
  the redemption of our $575.0 million in principal of 3% convertible subordinated debentures for cash in June 2004.

Provision for Income Taxes

	Three Months Ended March 31,
			Increase/ (Decrease) % Change
	2005	2004
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(44,395)	$(28,824)	54%
Effective tax rate	32%	30%

        Our effective tax rate for both periods varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales and domestic production activities;

  •
  nondeductible charges for IPR&D recorded in March 2005;

  •
  benefits related to tax credits; and

  •
  the foreign tax rate differential.

        We are currently under IRS audit for tax years 1996 to 1999 and 2002 to 2003. We believe that we have provided sufficiently for all audit exposures. Favorable settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

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

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At March 31, 2005, we had cash, cash equivalents and short- and long-term investments of $1.0 billion, as compared to cash, cash equivalents and short- and long-term investments of $1.1 billion at December 31, 2004. The slight decrease is primarily due to $100.0 million of cash used to repay the entire principal balance outstanding under our revolving credit facility and $123.6 million of cash used to reacquire the Synvisc sales and marketing rights and make contingent payments to Wyeth.

        The following is a summary of our statements of cash flows for the three months ended March 31, 2005 and 2004.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net cash provided by operating activities before tax benefit from employee stock options and working capital changes	$163,804	$117,067
Tax benefit from employee stock options	23,264	11,077
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(32,524)	(38,735)

Cash flows from operating activities	$154,544	$89,409

        Cash provided by operating activities increased $65.1 million, or 73%, for the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to strong earnings, adjusted for non-cash items (including depreciation, amortization, charges for purchase of IPR&D, deferred income taxes and impairment charges), which increased $46.7 million, or 40%, to $163.8 million for the three months ended March 31, 2005, as compared to the same period of 2004. In addition, the tax benefit from employee stock options increased $12.2 million, or 110%, for the first quarter of 2005, as compared to the same period of 2004. These increases were offset, in part by a decrease of $6.2 million, or 16%, in cash from working capital changes.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Cash flows from investing activities:
Net purchases of investments, including investments in equity securities	$(75,375)	$(36,404)
Purchases of property, plant and equipment	(38,896)	(32,269)
Investments in equity investees	—	(1,938)
Acquisitions, net of acquired cash	(10,566)	(69,857)
Acquisition of sales and marketing rights	(123,634)	—
Other investing activities	532	28

Cash flows from investing activities	$(247,939)	$(140,440)

        For the three months ended March 31, 2005, acquisitions, net purchases of investments and capital expenditures accounted for significant cash outlays for investing activities. For the three months ended March 31, 2005, we used:

  •
  $123.6 million in cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth;

  •
  $75.4 million in cash to fund the net purchase of investments including our investments in equity securities;

  •
  $38.9 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Ireland, the United Kingdom, Belgium and the United States; and

  •
  $10.6 million in cash for our acquisition of Verigen, net of acquired cash.

        For the three months ended March 31, 2004, acquisitions, capital expenditures and net purchases of investments accounted for significant cash outlays for investing activities. For the three months ended March 31, 2004, we used:

  •
  $69.9 million in cash for acquisitions, including $47.6 million to acquire substantially all of the assets of Alfigen in February 2004 and $21.5 million for the initial deposits paid in March 2004 for the oncology testing assets we acquired from IMPATH in May 2004;

  •
  $32.3 million in cash to fund purchases of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in Ireland, the United Kingdom, Belgium and the United States, ongoing tenant improvements at our corporate headquarters facility in Cambridge, Massachusetts and expenditures related to other manufacturing expansions and relocations; and

  •
  $36.4 million in cash for the net purchase of investments, including our investments in equity securities.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of common stock	$85,109	$32,170
Payments of debt and capital lease obligations	(101,048)	(12,262)
Bank overdraft	5,977	1,106
Minority interest	1,418	1,810
Other financing activities	1,618	629

Cash flows from financing activities	$(6,926)	$23,453

        For the three months ended March 31, 2005, financing activities used $6.9 million of cash, primarily due to the $101.0 million in cash utilized to repay debt and capital lease obligations, offset partially by $85.1 million of proceeds from the issuance of common stock under our stock plans.

        For the three months ended March 31, 2004, financing activities generated $23.5 million of cash, primarily due to $32.2 million of proceeds from the issuance of common stock under our stock plans, offset partially by $12.3 million in cash utilized to repay debt and capital lease obligations.

Revolving Credit Facility

        In December 2003, we entered into a $350.0 million revolving credit facility, maturing in December 2006. At December 31, 2004, $100.0 million in principal remained outstanding under this facility. In January 2005, we repaid the entire $100.0 million in principal outstanding under the credit facility. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2004 Form 10-K. Excluding contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights and contingent payments to Verigen upon achievement of development and commercial milestones relating to MACI, all described above, there have been no material changes to our contractual obligations since December 31, 2004.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we intend to use substantial portions of our available cash and may make additional borrowings under our revolving credit facility for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including approximately $600 million, net of acquired cash, for our pending merger with Bone Care International;

  •
  expanding existing and constructing new facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        Our cash reserves may be further reduced to pay principal and interest on the $690.0 million in principal under our 1.25% convertible senior notes due December 1, 2023. The notes are initially convertible into Genzyme Stock at a conversion price of approximately $71.24 per share. Holders of the notes may require us to repurchase all or any part of the notes for cash on December 1, 2008, 2013 or 2018, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest through the day prior to the date of repurchase. Additionally, upon a change of control, each holder may require us to repurchase for cash, at 100% of the principal amount of the notes plus accrued interest, all or a portion of the holder's notes. On or after December 1, 2008, we may redeem for cash at 100% of the principal amount of the notes plus accrued interest, all or part of the notes that have not been previously converted or repurchased.

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigations can be expensive and a court may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided you detail on pending legal proceedings in the notes to our financial statements and under the heading "Legal Proceedings" in Item 1. to Part II of this Form 10-Q.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement, or obtain either on favorable terms.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries and have joint ventures and certain other arrangements that involve research, development, and the commercialization of products resulting from the arrangements. Entities falling within the scope of FIN 46 are included in our consolidated results if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the losses of these entities in the line item "Equity in loss of equity method investments" in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

Recent Accounting Pronouncements

        SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials spoilage should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We have not yet determined the impact, if any, SFAS No. 151 will have on our consolidated financial statements.

        SFAS No. 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95."    In December 2004, the FASB issued SFAS 123R, "Share-Based Payments," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123R allows alternative methods for determining the fair value of share based payments to employees and alternative methods of implementation. In April 2005, the SEC issued a new rule that allows companies to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we plan to implement SFAS 123R in the reporting period starting January 1, 2006. We expect that SFAS 123R will have a significant impact on our financial statements. We expect that the adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. We have not yet determined which valuation method we will use or the method of implementation.

        Proposed Amendment to SFAS No. 128, "Earnings Per Share."    The FASB has proposed amending SFAS No. 128, "Earnings per Share," to make it consistent with International Accounting Standard 33, "Earnings per Share," and make earnings per share computations comparable on a global basis. Under the proposed amendment, each quarter, the year-to-date earnings per share computation would be performed independently from the quarterly computation. Additionally, for all contracts that could be settled in either cash or shares of stock, companies would assume that settlement would occur by the issuance of shares for purposes of computing diluted earnings per share, even if they intend to settle by paying cash or have a history of cash-only settlements, and regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that would be issued upon conversion of a mandatory convertible security would be included in the weighted average number of shares outstanding used in computing basic earnings per share from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented will be required, and which could cause us to restate previously reported earnings per share. We do not expect that the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $226.0 million for the three months ended March 31, 2005, representing approximately 40% of our consolidated product revenue for the first three months of 2005. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

If we fail to increase sales of several products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from many different products and services. The products and services include Renagel, Cerezyme, Fabrazyme, Synvisc, Thymoglobulin, Thyrogen, Clolar, Campath and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

  •
  acceptance by the medical community of each product or service;

  •
  the availability of competing treatments that are deemed more efficacious, more convenient to use, or more cost effective;

  •
  our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost efficient manner;

  •
  regulation by the U.S. Food and Drug Administration, commonly referred to as the FDA, and the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory authorities;

  •
  the scope of the labeling approved by regulatory authorities for each product and competitive products;

  •
  the effectiveness of our sales force;

  •
  the extent of coverage, pricing and level of reimbursement from governmental agencies and third party payors; and

  •
  the size of the patient population for each product or service.

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

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device and diagnostic testing companies, have developed and are developing products and services to compete with our products, services, and product candidates. If doctors, patients or payors prefer these competitive products or these competitive products have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products.

        Celltech Group plc and Actelion Ltd. have developed Zavesca®, a small molecule drug candidate for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved by both the FDA and the EMEA as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, has received marketing approval of Zavesca in Israel. In addition, Transkaryotic Therapies Inc., or TKT, is conducting a Phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease.

        Nabi Biopharmaceuticals is currently marketing PhosLo®, a calcium-based phosphate binder. Like Renagel, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, in October 2004, Shire Pharmaceuticals Group plc received FDA approval for Fosrenol®, a non-calcium based phosphate binder for the reduction of high phosphorus levels in end-stage renal disease patients. Shire received marketing approval in Sweden in March 2004 and has filed for marketing approval of Fosrenol in the European Union and Canada. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

        Outside the United States, TKT is marketing Replagal, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received Orphan Drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States.

        TKT and Shire recently announced an agreement between the companies pursuant to which TKT would be acquired by Shire. We cannot predict the effect of this acquisition, if it is completed, on our ability to develop and market our products against those of Shire.

        Several companies market products that, like Thymoglobulin and Lymphoglobuline, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis AG's Simulect®, Pfizer Inc.'s ATGAM®, Ortho Biotech's Orthoclone OKT®3, Fresenius Biotech GmbH's ATG-Fresenius S® and the Roche Group's Zenapax®. Competition in the acute transplant rejection market largely is driven by product efficacy due to the potential loss of transplanted organs as the result of an acute organ rejection episode.

        Current competition for Synvisc includes Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Synthelabo Inc.; Orthovisc®, produced and marketed outside of the United States by Anika Therapeutics, Inc. and marketed in the United States by Ortho Biotech; Artz®, a product manufactured by Seikagaku Kogyo that is sold in Japan by Kaken Pharmaceutical Co. and in the United States by Smith & Nephew Orthopaedics under the name Supartz®; a product owned and manufactured by Savient Pharmaceuticals, Inc., which is marketed under the name Nuflexxa™ in the United States and Euflexxa™ in Europe; and Durolane®, manufactured by Q-Med AB. We are also aware of other directly competitive products under development. Furthermore, several companies market products designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer or more cost-effective.

        The examples above are illustrative. Almost all of our products face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal storage disorders (LSDs) that are more effective or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, our recent acquisition of ILEX Oncology, Inc. and certain of the pathology/oncology testing assets of IMPATH Inc., reflect our commitment to the oncology area. Many pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

If we fail to obtain adequate levels of reimbursement for our products from third party payors, the commercial potential of our products will be significantly limited.

        A substantial portion of our domestic and international revenue comes from payments by third party payors, including government health administration authorities and private health insurers. Governments and other third party payors may not provide adequate insurance coverage or reimbursement for our products and services, which would impair our financial results.

        Third party payors are increasingly scrutinizing pharmaceutical budgets and healthcare expenses and are attempting to contain healthcare costs by:

  •
  challenging the prices charged for healthcare products and services;

  •
  limiting both the coverage and the amount of reimbursement for new therapeutic products;

  •
  limiting coverage for treatment of a particular patient to a maximum dollar amount or specified period of time;

  •
  denying or limiting coverage for products that are approved by the FDA or other governmental regulatory bodies but are considered experimental or investigational by third party payors; and

  •
  refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA or other applicable marketing approval.

        Attempts by third party payors to reduce costs in any of these ways could decrease demand for our products. In addition, in certain countries, including countries in the European Union and Canada, the coverage of prescription drugs, the pricing, and the level of reimbursement are subject to governmental control, and we may therefore be unable to negotiate coverage, pricing and/or reimbursement on terms that are favorable to us. Government health administration authorities may also rely on analyses of the cost-effectiveness of certain therapeutic products in determining whether to provide reimbursement for such products. Our ability to obtain satisfactory pricing and reimbursement may depend in part on whether our products, the cost of some of which are high in comparison to other therapeutic products, are viewed as cost-effective.

        Furthermore, legislatures, including the U.S. Congress, occasionally discuss implementing broad-based measures to contain healthcare costs. If third party reimbursement is further constrained, or if legislation is passed to contain healthcare costs, our profitability and financial condition will suffer. For example, the Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare

Modernization Act (MMA)) was enacted into law in December 2003. Reimbursement changes resulting from the MMA may negatively affect product sales of some of our marketed products. Previously, the "average wholesale price" (AWP) mechanism was the basis of Medicare Part B payment for physician-administered drugs and biologics. Effective January 1, 2005, this changed to an "average sales price" (ASP) methodology under the MMA. Under the new ASP methodology, Thyrogen, Synvisc and our LSD products are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its ASP (sometimes referred to as "ASP + 6%"). As a result, reimbursement rates for these products may be lower than 2004 reimbursement rates, in particular, because the ASP methodology deducts sales incentives offered to healthcare providers from the sale prices used to calculate ASP, a deduction that was not made to AWP. Under the MMA, Medicare coverage for Renagel will be available for the first time beginning in 2006. Medicare Part D, which applies to Renagel, will be administered by private vendors under contract with the U.S. government. Each vendor will establish its own Part D formulary for prescription drug coverage and pricing for the first time during 2005, and we are therefore unable to predict how many vendors will cover Renagel and on what terms.

Guidelines and recommendations published by various organizations can reduce the use of our products.

        Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines or recommendations to the health care and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products and products of our competitors. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. In addition, the perception by the investment community or shareholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock. Our success also depends on our ability to educate patients and healthcare providers about our products and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products or successfully introduce new products to the market.

We may encounter substantial difficulties managing our growth.

        Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. For example, we have spent considerable resources building out and seeking regulatory approvals for our manufacturing plants. We cannot assure you that these facilities will prove sufficient to meet demand for our products or that we will not have excess capacity at these facilities. In addition, building our facilities is expensive, and our ability to recover these costs will depend on increased revenue from the products produced at the facilities.

        We produce relatively small amounts of material for research and development activities and clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale up production of the product material at a reasonable cost or at all.

        If we are able to grow sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult. With Renagel, for example, we have encountered problems in the past managing inventory levels at wholesalers. Comparable problems may arise with our other products, particularly during market introduction.

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

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our pending merger with Bone Care International, Inc., or Bone Care International, and recent acquisitions of ILEX Oncology, Inc. and certain of the pathology/oncology testing assets of IMPATH Inc., there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs.

        In order to generate revenue from our approved products, we must be able to produce sufficient quantities of the products. Many of our products are difficult to manufacture. Our products that are biologics, for example, require product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the products that result in lot failures, product recalls, or product liability.

        Certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian sources and human plasma. Such raw materials may be subject to contamination or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction of the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

        In addition, we may only be able to produce certain of our products at a very limited number of facilities. For example, we manufacture all of our Cerezyme and a portion of our Fabrazyme products at our facility in Allston, Massachusetts. A number of factors could cause production interruptions at our facilities, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

        Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. Any third party we use to fill-finish or package our products to be sold in the U.S. must also be licensed by the FDA. As a result, third party providers may not be readily available on a timely basis. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products.

        Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our drug application with the FDA so that they must be obtained from that specific source and could not be obtained from another supplier unless and until the FDA approved that other supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel and Welchol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers may also be subject to FDA regulations regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our fill-finish, packaging and distribution operations to third-party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third-party providers and Genzyme. Our inability to coordinate these efforts, the lack of capacity available at the third-party contractor or any other problems with the operations of these third-party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

        Several of our strategic initiatives involve alliances with other biotechnology and pharmaceutical companies, including a joint venture with BioMarin Pharmaceutical Inc. with respect to Aldurazyme. The success of this and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of our partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with Cambridge Antibody Technology Group plc and MacroGenics, Inc. in 2003. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. As a result, if any of our strategic equity investments decline in value and remain below cost for an extended duration, we will incur financial statement charges related to the decline in value of that investment.

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

        Before we can commercialize our development-stage product candidates, we will need to:

  •
  conduct substantial research and development;

  •
  undertake preclinical and clinical testing;

  •
  develop and scale-up manufacturing processes; and

  •
  pursue regulatory approvals and, in some jurisdictions, pricing approvals.

        This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

  •
  failure of the product candidate in preclinical studies;

  •
  difficulty enrolling patients in clinical trials, particularly for disease indications with small populations;

  •
  patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

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

        Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies. We may decide to abandon development of a product or service candidate at any time or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those product candidates.

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

        Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis or at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign jurisdictions must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials. Similar problems could delay or prevent us from obtaining approvals. Furthermore, regulatory authorities, including the FDA, may not agree with our interpretations of our clinical trial data, which could delay, limit or prevent regulatory approvals.

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

  •
  mandating product recalls; and

  •
  seizing products.

        Furthermore, the FDA and comparable foreign regulatory agencies may require post-marketing clinical trials or patient outcome studies. We have agreed with the FDA, for example, to a number of post-marketing commitments as a condition to U.S. marketing approval for Fabrazyme and Aldurazyme. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of one or more of our products or services from the market.

        We believe some of our products are prescribed by physicians for uses not approved by the FDA or comparable regulatory agencies outside the U.S. Although physicians may lawfully prescribe pharmaceutical products for such off-label uses, promotion of off-label uses is unlawful. Some of our practices intended to make physicians aware of off-label uses of our products without engaging in off-label promotion could nonetheless be construed as off-label promotion. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, some non-compliant actions may nonetheless occur. Regulatory authorities could take enforcement action against us if they believe we are promoting, or have promoted, our products for off-label use.

Legislative or regulatory changes may adversely impact our business.

        The FDA has designated some of our products and product candidates, including Fabrazyme and Myozyme, as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In the past Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect fewer than five out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. If the Orphan Drug Act or other similar legislation is amended to reduce the protections afforded orphan drugs, any approved drugs for which we have been granted exclusive marketing rights may face increased competition, which may decrease the amount of revenue we receive from these products.

        In addition, the United States government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:

  •
  the pricing of therapeutic products in the United States or internationally; and

  •
  the amount of reimbursement available from governmental agencies or other third party payors.

        New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to health care availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and we may need to revise our research and development programs.

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.

        In the United States and abroad, our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices. Our products that require a prescription in the United States may be available to consumers in markets such as Canada and Mexico without a prescription, which may cause consumers to further seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current U.S. law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

        The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of March 31, 2005, we had $1.0 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

        We intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including our pending merger with Bone Care International;

  •
  expanding existing and constructing additional facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        We may further reduce available cash reserves to pay principal and interest on outstanding debt, including our $690.0 million in principal of 1.25% convertible senior notes due December 2023.

        To satisfy our cash requirements, we may have to obtain additional financing. We may be unable to obtain any additional financing or extend any existing financing arrangements at all or on terms that we or our investors consider favorable.

We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.

        Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection in the United States or abroad, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications may not result in issued patents. Patent applications are confidential for 18 months following their filing, and because third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, our patent applications may not have priority over patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators' patents, or those patents for which we have license rights, and is successful, a court could declare our patents invalid or unenforceable or limit the scope of coverage of those patents.

        Governmental patent offices and courts have not consistently treated the breadth of claims allowed in biotechnology patents. If patent offices or the courts begin to allow or interpret claims more broadly, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if patent offices or the courts begin to allow or interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

        We also rely upon trade secrets, proprietary know-how, and continuing technological innovation to remain competitive. We attempt to protect this information with security measures, including the use of confidentiality agreements with our employees, consultants, and corporate collaborators. These individuals may breach these agreements and any remedies available to us may be insufficient to compensate for our damages. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

We may be required to license technology from competitors or others in order to develop and commercialize some of our products and services, and it is uncertain whether these licenses will be available.

        Third party patents may cover some of the products or services that we or our strategic partners are developing or producing. A patent is entitled to a presumption of validity, and, accordingly, we face significant hurdles in any challenge to a patent. In addition, even if we are successful in challenging the validity of a patent, the challenge itself may be expensive and require significant management attention.

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

        We are also currently involved in litigation matters and investigations that do not involve intellectual property claims and may be subject to additional actions in the future. For example, we are currently defending several lawsuits brought in connection with the elimination of our tracking stock in June 2003, some of which claim considerable damages. Also, the federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. Enforcement authorities also have instituted actions under health care "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims against us or our subsidiaries.

        We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment. We may be unable to obtain additional insurance in the future, or we may be unable to do so on acceptable terms. Any additional insurance we do obtain may not provide adequate coverage against any asserted claims.

        Regardless of merit or eventual outcome, investigations and litigations can result in:

  •
  diversion of management's time and attention;

  •
  expenditure of large amounts of cash on legal fees, expenses, and payment of damages;

  •
  limitations on our ability to continue some of our operations;

  •
  decreased demand for our products and services; and

  •
  injury to our reputation.

Our international sales and operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted.

        Our international operations accounted for approximately 47% of our consolidated product and service revenues for the three months ended March 31, 2005. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

  •
  economic problems that disrupt foreign healthcare payment systems;

  •
  fluctuations in currency exchange rates;

  •
  the imposition of governmental controls;

  •
  less favorable intellectual property or other applicable laws;

  •
  the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

  •
  import and export license requirements;

  •
  political instability;

  •
  terrorist activities and armed conflict;

  •
  restrictions on direct investments by foreign entities and trade restrictions;

  •
  changes in tax laws and tariffs;

  •
  difficulties in staffing and managing international operations; and

  •
  longer payment cycles.

        Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the Foreign Corrupt Practices Act also prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

        At March 31, 2005, we had $690.9 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future, including in connection with our pending merger with Bone Care International. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to the risks associated with equity prices and interest rates has not materially changed since December 31, 2004. However, our foreign currency exchange rate risk has increased $9.8 million since December 31, 2004. The increase is primarily due to a 112% increase in the notional amount of foreign exchange contracts outstanding since December 31, 2004.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of March 31, 2005, and (2) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff in this case has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This case alleges violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix in addition to the state law claims contained in the other cases. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. These negotiations are ongoing. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $3 million during 2004, all of which remain in accrued expenses in our consolidated balance sheet as of March 31, 2005. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court. The application is still pending.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for a summary judgment was scheduled for November 2004; however, Columbia rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in this litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiff's main claim for lack of subject matter jurisdiction.

        We are not able to predict the outcome of these cases or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of these matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the matters listed above, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information with respect to purchases we made of our common stock during the first quarter of our 2005 fiscal year. We purchased these shares from employees who sold them to us to satisfy payments due for stock option exercises:

	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1-31, 2005	—	—	—	—
February 1-28, 2005	848	$56.76	—	—
March 1-31, 2005	—	—	—	—

Total	848	$56.76	—	—

ITEM 6. EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENZYME CORPORATION
By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

DATE: May 10, 2005

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 2005

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed on July 7, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2005 TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited, amounts in thousands, except per share amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited, amounts in thousands, except par value amounts)
GENZYME CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
GENZYME CORPORATION AND SUBSIDIARIES Notes To Unaudited, Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS AFFECTING FUTURE OPERATING RESULTS
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2005 SIGNATURES
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, MARCH 31, 2005 EXHIBIT INDEX