Form 10-Q
period 2005-06-30
GENZYME CORP
filed 2005-08-08
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization	06-1047163 (I.R.S. Employer Identification No.)
500 Kendall Street, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

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

        The number of shares of Genzyme Stock outstanding as of July 29, 2005: 256,673,349

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

  •
  merger and acquisition activity, including our recent acquisitions of Bone Care International, Inc., or Bone Care, and Equal Diagnostics, Inc., or Equal Diagnostics, and finalization of the purchase accounting for our acquisitions of ILEX Oncology, Inc., or ILEX, and Verigen AG, or Verigen;

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH Inc., or IMPATH;

  •
  estimates of the time and cost associated with completing the development of, obtaining approval for and commercializing the in-process research and development, or IPR&D, we acquired from Verigen, ILEX and Sangstat Medical Corporation, or SangStat;

  •
  plan to repay the outstanding balance on our credit facility within a year;

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

  •
  ability to fund operations and our projected cash needs;

  •
  expected continued adoption of Renagel by nephrologists;

  •
  U.S. and foreign income tax audits, including our provision for liabilities and assessment of the potential financial impact of favorable settlement of these audits or expiration of the applicable statute of limitations;

  •
  assessment of the impact of recent tax legislation, including the American Jobs Creation Act, and recent accounting pronouncements, including Statement of Financial Accounting Standards, or SFAS, No. 151 regarding inventory costs, and SFAS No. 123R regarding option expensing;

  •
  expected future payments related to employee benefits and leased facilities acquired from ILEX, IMPATH, and SangStat, and the expected timing of these payments;

  •
  expected future payments upon achievement of development and commercial milestones related to our acquisition of Verigen and the anticipated timing of our purchase of the remaining outstanding shares of Verigen; and

  •
  expected future payments we will pay Wyeth based on the volume of Synvisc sales and the expected effect of such payments on our amortization expenses.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those in the forward-looking statements included in this report. These risks and uncertainties include:

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

  •
  our ability to increase market penetration outside the United States for our products;

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

  •
  the initiation of governmental investigations into our business activities or legal proceedings by or against us;

  •
  the impact of changes in the exchange rate for the Euro and other currencies on our product and service revenues in future periods;

  •
  our ability to successfully integrate Bone Care and ILEX;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price and potential changes in accounting rules;

  •
  the outcome of our IRS audit; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties in Item 2 of this report under the heading "Factors Affecting Future Operating Results." We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise these statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-Q. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Hectorol®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Synvisc®, Carticel®, Hylaform®, Seprafilm®, Epicel®, IMPATH®, Myozyme®, Aldurazyme®, Thymoglobulin®, Lymphoglobuline®, Campath® and MACI® are registered trademarks of Genzyme or its subsidiaries. Sepra™, VERIGEN™ and Clolar™ are trademarks of Genzyme or its subsidiaries. Naglazyme™, Phenoptin™ and Phenylase™ are trademarks of BioMarin Pharmaceutical, Inc. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$599,347	$491,264	$1,162,560	$945,629
Net service sales	64,035	54,777	124,649	89,558
Revenues from research and development contracts	4,757	3,547	10,879	5,652

Total revenues	668,139	549,588	1,298,088	1,040,839

Operating costs and expenses:
Cost of products sold	102,328	107,442	207,302	213,543
Cost of services sold	42,922	35,426	84,041	56,287
Selling, general and administrative	196,385	152,850	378,224	296,070
Research and development (including research and development related to contracts)	121,726	99,370	236,471	192,186
Amortization of intangibles	40,105	27,245	81,291	53,490
Purchase of in-process research and development	—	—	9,500	—

Total operating costs and expenses	503,466	422,333	996,829	811,576

Operating income	164,673	127,255	301,259	229,263

Other income (expenses):
Equity in loss of equity method investments	(417)	(4,274)	(2,135)	(8,105)
Minority interest	3,357	964	5,551	2,126
Gains on investments in equity securities	4,817	71	4,958	424
Other	253	(390)	193	(714)
Investment income	7,544	5,603	14,162	13,279
Interest expense	(4,466)	(17,495)	(8,274)	(27,821)

Total other income (expenses)	11,088	(15,521)	14,455	(20,811)

Income before income taxes	175,761	111,734	315,714	208,452
Provision for income taxes	(52,130)	(33,558)	(96,525)	(62,382)

Net income	$123,631	$78,176	$219,189	$146,070

Net income per share:
Basic	$0.49	$0.35	$0.87	$0.65

Diluted	$0.46	$0.33	$0.83	$0.62

Weighted average shares outstanding:
Basic	253,086	226,578	252,003	226,145

Diluted	270,084	241,230	268,988	241,417

Comprehensive income, net of tax:
Net income	$123,631	$78,176	$219,189	$146,070

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52,195)	(5,856)	(98,848)	(15,285)
Gain on affiliate sale of stock	996	—	996	—
Other	119	392	312	452
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	2,944	(4,565)	(16,415)	(2,139)
Reclassification adjustment for (gains) losses included in net income	(2,014)	245	(1,732)	90

Unrealized gains (losses) on securities, net	930	(4,320)	(18,147)	(2,049)

Other comprehensive loss	(50,150)	(9,784)	(115,687)	(16,882)

Comprehensive income	$73,481	$68,392	$103,502	$129,188

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,018,179	$480,198
Short-term investments	106,676	70,994
Accounts receivable, net	555,883	546,613
Inventories	277,434	293,658
Prepaid expenses and other current assets	83,353	79,329
Notes receivable—related parties	2,412	2,399
Deferred tax assets	165,835	160,438

Total current assets	2,209,772	1,633,629
Property, plant and equipment, net	1,275,087	1,310,256
Long-term investments	513,626	528,262
Notes receivable—related parties	7,186	9,491
Goodwill	1,297,482	1,290,916
Other intangible assets, net	1,149,862	1,069,399
Investments in equity securities	127,247	150,253
Other noncurrent assets	72,997	77,215

Total assets	$6,653,259	$6,069,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,035	$88,140
Accrued expenses	354,764	344,063
Income taxes payable	100,039	50,080
Deferred revenue	15,294	12,612
Current portion of long-term debt and capital lease obligations	379,967	129,503

Total current liabilities	913,099	624,398
Long-term debt and capital lease obligations	119,371	120,991
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	12,809	7,716
Deferred tax liabilities	198,151	225,850
Other noncurrent liabilities	20,855	20,310

Total liabilities	1,954,285	1,689,265

Commitments and contingencies (Notes 4,11)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,543	2,491
Additional paid-in capital	4,432,926	4,217,357
Notes receivable from stockholders	(14,170)	(13,865)
Accumulated earnings (deficit)	107,156	(112,033)
Accumulated other comprehensive income	170,519	286,206

Total stockholders' equity	4,698,974	4,380,156

Total liabilities and stockholders' equity	$6,653,259	$6,069,421

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$219,189	$146,070
Reconciliation of net income to cash from operating activities:
Depreciation and amortization	133,195	102,701
Provision for bad debts	4,449	4,928
Charge for in-process research and development	9,500	—
Minority interest	(5,551)	(2,126)
Equity in loss of equity method investments	2,135	8,105
Gains on investments in equity securities	(4,958)	(424)
Write off of unamortized debt fees	—	5,329
Deferred income tax benefit	(21,667)	(17,284)
Tax benefit from employee stock options	46,101	15,067
Other	2,193	3,984
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(42,491)	(72,609)
Inventories	(8,815)	2,597
Prepaid expenses and other current assets	(7,085)	20,416
Accounts payable, accrued expenses and deferred revenue	(28,086)	(31,775)
Income taxes payable	51,406	39,328

Cash flows from operating activities	349,515	224,307

Cash Flows from Investing Activities:
Purchases of investments	(592,098)	(222,985)
Sales and maturities of investments	573,667	777,830
Purchases of equity securities	(5,330)	(3,028)
Proceeds from sale of investments in equity securities	5,397	550
Purchases of property, plant and equipment	(80,376)	(84,037)
Investments in equity investees	—	(17,895)
Acquisitions, net of acquired cash	(10,679)	(264,143)
Acquisition of sales and marketing rights	(141,435)	—
Purchases of intangible assets	—	(4,800)
Other	1,056	271

Cash flows from investing activities	(249,798)	181,763

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	169,520	43,283
Proceeds from draws on credit facility	350,000	135,000
Payments of debt and capital lease obligations	(101,618)	(588,171)
Bank overdraft	11,785	1,175
Minority interest payable	7,001	2,006
Other	821	217

Cash flows from financing activities	437,509	(406,490)

Effect of exchange rate changes on cash	755	(2,497)

Increase (decrease) in cash and cash equivalents	537,981	(2,917)
Cash and cash equivalents at beginning of period	480,198	292,774

Cash and cash equivalents at end of period	$1,018,179	$289,857

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Notes To Unaudited, Consolidated Financial Statements

1. Description of Business

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disorders, renal disease, orthopaedics, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reporting segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel (including sales of bulk sevelamer) and Hectorol;

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, Matrix-induced Autologous Chondrocyte Implantation, or MACI, and Carticel; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostics products, and provides testing services for the oncology, and prenatal and reproductive markets.

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

2. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

        Our unaudited, consolidated financial statements for each period include the statements of operations and comprehensive income, balance sheets and statements of cash flows for our corporate operations taken as a whole. We have eliminated all significant intercompany items and transactions in consolidation. We prepare our unaudited, consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, we condense or omit certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States. In addition to the revisions to our segment disclosures described above, we have reclassified certain other 2004 data to conform to our 2005 presentation.

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

        The following table sets forth our net income data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$123,631	$78,176	$219,189	$146,070
Add: employee stock-based compensation included in as-reported, net of tax	—	3	—	7
Deduct: pro forma employee stock-based compensation expense, net of tax	(46,334)	(35,754)	(65,592)	(53,068)

Pro forma	$77,297	$42,425	$153,597	$93,009

        The following table sets forth the impact to our historical net income per share data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income per share:
Basic:
As reported	$0.49	$0.35	$0.87	$0.65

Pro forma	$0.31	$0.19	$0.61	$0.41

Diluted:
As reported	$0.46	$0.33	$0.83	$0.62

Pro forma	$0.29	$0.18	$0.59	$0.40

        The effects of applying SFAS No. 123, as amended, are not necessarily representative of the effects on reported net income (loss) in future years. We anticipate making additional awards of stock-based compensation in future years.

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

        SFAS No. 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95."    In December 2004, the FASB issued a revision to SFAS No. 123, also known as SFAS 123R, "Share-Based Payments," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123R allows alternative methods for determining the fair value of share based payments to employees and alternative methods of implementation. In April 2005, the SEC issued a rule that allows companies to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we plan to implement SFAS 123R in the reporting period starting January 1, 2006. We expect that SFAS 123R will have a significant impact on our financial statements. We expect that the adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of all stock-based compensation meeting the criteria outlined in the provisions of SFAS 123R. We have not yet determined which valuation method we will use or the method of implementation.

3. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income—basic	$123,631	$78,176	$219,189	$146,070
Effect of dilutive securities:
Interest expense and debt fees, net of tax, related to our 1.25% convertible senior notes(1)	1,874	1,839	3,748	3,739

Net income—diluted	$125,505	$80,015	$222,937	$149,809

Shares used in computing net income per common share—basic	253,086	226,578	252,003	226,145
Effect of dilutive securities:
Shares issuable for the assumed conversion of our 1.25% convertible senior notes(1)	9,686	9,686	9,686	9,686
Stock options (2)	7,301	4,957	7,288	5,576
Warrants and stock purchase rights	11	9	11	10

Dilutive potential common shares	16,998	14,652	16,985	15,272

Shares used in computing net income per common share—diluted(1,2,3)	270,084	241,230	268,988	241,417

Net income per share:
Basic	$0.49	$0.35	$0.87	$0.65
Diluted	$0.46	$0.33	$0.83	$0.62

(1)
Reflects the retroactive application of the provisions of EITF 04-8. The assumed conversion of our $690.0 million in principal of 1.25% convertible senior notes was dilutive for all periods presented.

(2)
We did not include the securities described in the following table in the computation of diluted earnings per share for all periods presented because these securities had an exercise price greater than the average market price per share (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shares issuable upon exercise of outstanding options	3,373	13,050	2,061	9,188

(3)
We did not retroactively include the potentially dilutive effect of the assumed conversion of our $575.0 million in principal of 3% convertible subordinated debentures in the computation of dilutive earnings per share for the three and six months ended June 30, 2004, because we redeemed these debentures for cash in June 2004. The debentures were contingently convertible into approximately 8.2 million shares at an initial conversion price of $70.30 per share.

4. Mergers and Acquisitions

Acquisition of Equal Diagnostics

        On July 15, 2005, we acquired Equal Diagnostics, a privately-held diagnostics company in Exton, Pennsylvania, which formerly served as a distributor for our clinical chemistry reagents. We paid $5.0 million in initial cash payments and issued promissory notes to the three former shareholders of Equal Diagnostics totaling $10.0 million in principal, which bear interest at 3.86% and are payable over eight years in equal annual installments commencing on March 31, 2007. In addition to these guaranteed payments, we may be obligated to make additional cash payments of up to an aggregate of approximately $8 million during the period commencing March 31, 2007 and ending March 31, 2014 based upon the gross margin of the acquired business, as defined in the purchase agreement. We will account for the acquisition as a purchase and, accordingly, will include its results of operations in our consolidated statements of operations from July 15, 2005, the date of acquisition.

Acquisition of Bone Care

        On July 1, 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of approximately $712 million in cash, including $668.4 million for the shares of Bone Care's common stock, $39.9 million for Bone Care's stock options and restricted stock outstanding on the date of acquisition and approximately $4 million for acquisition costs. Net consideration was $604 million as we acquired Bone Care's cash and short-term investments totaling $108 million. As part of the transaction, we acquired Hectorol, a line of vitamin D2 pro-hormone products used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage chronic kidney disease, or CKD, which we have added to our renal business. We will account for the acquisition as a purchase and, accordingly, will include its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

        In October 2004, Bone Care was one of seven companies, all of which market treatments or therapies for kidney patients, that received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena required Bone Care to provide a wide range of documents related to numerous aspects of its business and operations. The subpoena included specific requests for documents related to testing for parathyroid hormone levels and vitamin D therapies. Since receiving the subpoena, Bone Care cooperated, and we continue to cooperate, with the government's investigation. To our knowledge, no civil or criminal proceedings have been initiated against Bone Care or Genzyme at this time, although we cannot predict whether or when any proceedings might be initiated. As a result, we have not recorded any contingent liabilities related to the government's investigation. Because the period under investigation was prior to the date we acquired Bone Care, any future liabilities that may arise out of the government's investigation will be considered contingent liabilities that existed as of the date of acquisition. Any such liabilities will be recorded in our financial statements, when they become probable and estimable, as an increase to both the goodwill resulting from, and the liabilities assumed in connection with, our acquisition of Bone Care.

Acquisition of Verigen

        In February 2005, we acquired Verigen, a private company based in Leverkusen, Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) currently sold in Europe and Australia. We paid $10.6 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of $38.3 million over the next six years, based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. To date we have acquired approximately 96% of Verigen's outstanding shares and anticipate acquiring the remaining outstanding shares in the second half of 2005. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from February 8, 2005, the date of acquisition.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Initial cash payments	$10,571
Contingent payments	120
Contingent liabilities	9,680
Acquisition costs	912

Total purchase price	$21,283

Cash and cash equivalents	$924
Other current assets	3,558
Other noncurrent assets	1,023
Property, plant and equipment	2,673
Other intangible assets (to be amortized over 10 years)	11,945
In-process research and development	9,500
Assumed liabilities	(8,340)

Allocated purchase price	$21,283

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $9.8 million resulting in negative goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," we recorded as a liability, contingent consideration up to the amount of the negative goodwill. When and if contingent payments come due, we will apply the payments against the $9.8 million contingent liability. Contingent payments in excess of $9.8 million, if any, will be recorded as goodwill. During the second quarter, we paid $0.1 million of contingent payments. As of June 30, 2005, the remaining contingent payment is $9.7 million.

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

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Portugal and the Czech Republic. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in these territories. We also began selling Synvisc directly to end-users in Greece effective July 1, 2005. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth and $0.1 million of acquisition costs in the first quarter of 2005. We also accrued contingent payments to Wyeth totaling $29.8 million in the first half of 2005, of which $20.3 million had been paid as of June 30, 2005. Distribution agreements (a component of other intangible assets, net) in our consolidated balance sheet as of June 30, 2005 includes a total of $150.9 million for the initial and contingent payments (made or accrued) during the first half of 2005. We will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

        We determined that the contingent payments to Wyeth represent contingent purchase price. Accordingly, as contingent payments are made in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We calculate amortization expense for this intangible asset based on an economic use model, taking into account our forecasted future sales of Synvisc and the resulting estimated future contingent payments we will be required to make. We periodically update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent payments.

        We are now recording selling, general and administrative, or SG&A, expenses related to the additional Synvisc sales force we assumed from Wyeth, and we continue to record all of the research and development expenses related to Synvisc.

        The reacquired Synvisc distribution rights qualify as an asset versus an acquired business. As a result, we do not provide pro forma results for our reacquisition of the Synvisc distribution rights.

Acquisition of ILEX

        In December 2004, we completed our acquisition of ILEX, an oncology drug development company. The transaction had a total value of approximately $1.1 billion, based on the $55.88 per share value of the 18.5 million shares of our common stock exchanged in the acquisition. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from December 20, 2004, the date of acquisition.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $485.3 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and for change in control provisions under certain contractual agreements.

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

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$4,900	$216	$214	$5,330
Payments in 2004	—	(140)	(5)	(145)

Balance at December 31, 2004	4,900	76	209	5,185
Revision of estimate	828	—	9,808	10,636
Payments in 2005	(2,995)	(31)	(147)	(3,173)

Balance at June 30, 2005	$2,733	$45	$9,870	$12,648

        In June 2005, we accrued a $9.8 million liability related to the termination of a development contract we assumed in connection with the acquisition of ILEX. The payment was recorded as a $6.9 million increase to goodwill, net of tax, and a $9.8 million increase to accrued expenses.

        We expect to pay employee related benefits to the former employees of ILEX through the second quarter of 2006.

        We also recorded an estimated tax liability of $40.9 million related to the integration of ILEX.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and, accordingly, included the results of operations related to these business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004, which we expect to complete in 2005.

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

	Employee Related Benefits	Closure of Leased Facilities	Total Exit Activities
Recorded at acquisition date	$1,434	$36	$1,470
Payments in 2004	(447)	(4)	(451)

Balance at December 31, 2004	987	32	1,019
Payments in 2005	(441)	(27)	(468)

Balance at June 30, 2005	$546	$5	$551

        We expect to pay employee related benefits to former employees of the Physician Services and Analytical Services business units of IMPATH and make payments related to the closure of certain of the facilities leased by these business units through the end of 2005.

Acquisition of SangStat

        In September 2003, we completed an all cash tender offer for the outstanding common stock and associated preferred stock purchase rights of SangStat for $22.50 per outstanding SangStat share. The aggregate consideration paid was $636.6 million in cash. We accounted for the acquisition as a purchase. Accordingly, the results of operations of SangStat are included in our consolidated financial statements from September 11, 2003, the day after the expiration of the successful tender offer.

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

	Employee Related Benefits	Closure of Leased Facilities(1)	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$7,118	$2,561	$49	$9,728
Revision of estimate	1,315	(233)	257	1,339
Payments in 2003	(831)	—	—	(831)

Balance at December 31, 2003	7,602	2,328	306	10,236
Revision of estimate	(455)	(320)	(184)	(959)
Payments in 2004	(5,454)	(1,408)	(122)	(6,984)

Balance at December 31, 2004	1,693	600	—	2,293
Payments in 2005	(476)	(192)	—	(668)

Balance at June 30, 2005	$1,217	$408	$—	$1,625

(1)
Includes costs associated with the closure of leased facilities in California, Germany, Spain and Canada.

        We expect to pay employee related benefits and make payments related to leased facilities through the end of 2005.

  Pro Forma Financial Summary

        The following pro forma financial summary is presented as if the acquisition of ILEX was completed as of January 1, 2004. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities. Material nonrecurring charges related to this acquisition, such as an IPR&D charge of $254.5 million, are included in the following pro forma financial summary (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Total revenues	$557,601	$1,058,951

Net income (loss)	$66,409	$(131,817)

Net income (loss) per share:
Basic	$0.27	$(0.54)
Diluted	$0.26	$(0.54)
Weighted average shares outstanding:
Basic	245,036	244,603
Diluted	260,016	244,603

5. Inventories

	June 30, 2005	December 31, 2004
	(Amounts in thousands)
Raw materials	$65,601	$65,000
Work-in-process	79,794	79,747
Finished products	132,039	148,911

Total	$277,434	$293,658

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. Our total inventories included $9.7 million at June 30, 2005 and $5.5 million at December 31, 2004, of inventory for Myozyme, primarily consisting of finished goods, which has not yet been approved for sale. We submitted marketing applications for Myozyme in the European Union in December 2004 and in the United States in July 2005.

6. Note Receivable from Dyax Corporation

        We have a collaboration with Dyax Corporation, or Dyax, for the development and commercialization of DX-88 for the treatment of hereditary angioedema and other chronic inflammatory diseases. When the collaboration was amended in May 2002, we also extended to Dyax a $7.0 million line of credit. Dyax issued a senior secured promissory note in the principal amount of $7.0 million to us under which it can request periodic advances of not less than $250,000 in principal, subject to certain conditions. Advances under this note bear interest at the prime rate plus 2%, which was 8.25% at June 30, 2005, and were initially due, together with any accrued but unpaid interest, on May 31, 2005, the initial maturity date. The terms of the note provided that Dyax could extend the maturity date of the note to May 31, 2007 if, as of the initial maturity date, no defaults or events of default existed, Dyax satisfied the financial covenants in the note and our collaboration remained in effect. As of May 31, 2005, Dyax had satisfied these criteria and exercised its option to extend the maturity date for the note to May 31, 2007. As of June 30, 2005, Dyax has drawn $7.0 million under the note, which we have recorded as a note receivable-related party in our consolidated balance sheet. We consider Dyax a related party because a member of our board of directors is the chairman, president and chief executive officer of Dyax.

7. Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the changes in our goodwill during the six months ended June 30, 2005 (amounts in thousands):

	As of December 31, 2004	Adjustments	As of June 30, 2005
Renal	$76,753	$—	$76,753
Therapeutics	354,709	—	354,709
Transplant	132,111	—	132,111
Biosurgery	7,585	—	7,585
Diagnostics/Genetics(1)	240,005	(7)	239,998
Other(1,2)	479,753	6,573	486,326

Goodwill, net	$1,290,916	$6,566	$1,297,482

(1)
The adjustments to goodwill include foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

(2)
Includes the goodwill resulting from the acquisition of ILEX in December 2004. We recorded $6.6 million of additional adjustments to ILEX goodwill in 2005 related to revisions of the estimated liabilities established for exit activities, which were primarily costs to terminate a development contract.

        We are required to perform impairment tests related to our goodwill under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There were no such events in the first half of 2005.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$1,021,734	$(249,445)	$772,289	$1,011,068	$(206,194)	$804,874
Patents	183,360	(64,398)	118,962	183,360	(57,403)	125,957
Trademarks	60,227	(23,425)	36,802	60,227	(20,754)	39,473
License fees	44,704	(14,376)	30,328	44,789	(12,592)	32,197
Distribution agreements(2)	164,953	(25,711)	139,242	14,075	(7,038)	7,037
Customer lists	83,578	(32,888)	50,690	83,578	(25,444)	58,134
Other	11,502	(9,953)	1,549	11,420	(9,693)	1,727

Total	$1,570,058	$(420,196)	$1,149,862	$1,408,517	$(339,118)	$1,069,399

(1)
Includes core technology valued at $11.9 million resulting from our acquisition of Verigen in February 2005. The value assigned to this technology will be amortized over its estimated useful life of 10 years.

(2)
Includes $150.9 million in intangible assets related to our requisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $40.1 million for the three months ended June 30, 2005;

  •
  $27.2 million for the three months ended June 30, 2004;

  •
  $81.3 million for the six months ended June 30, 2005; and

  •
  $53.5 million for the six months ended June 30, 2004.

        The estimated future amortization expense for other intangible assets as of June 30, 2005 for the remainder of fiscal year 2005 and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1)
2005 (remaining six months)	$78,630
2006	158,400
2007	161,160
2008	169,284
2009	174,301
2010	182,934

(1)
Includes estimated future amortization expense for the Synvisc distribution rights based on our forecasted future sales of Synvisc and the resulting future contingent payments we will be required to make. These contingent payments will be recorded as intangible assets when the payments are made.

8. Investments in Equity Securities

        In April 2005, we sold our entire investment in the common stock of Theravance, Inc., or Theravance, for $4.5 million in cash. Our investment in Theravance had a zero cost basis and, as a result, we recorded a gain of $4.5 million in gains on investments in equity securities in our consolidated statement of operations in April 2005 related to this sale.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At June 30, 2005, our stockholders' equity includes $25.8 million of unrealized gains and $2.3 million of unrealized losses related to our investments in strategic equity securities. All of the unrealized losses relate to our investment in the common stock of BioMarin Pharmaceutical Inc., or BioMarin. The market value of BioMarin common stock had remained below our cost for the eighteen months immediately prior to June 30, 2005; however, based on the following facts and circumstances, we believe that the decline in market value is considered temporary:

  •
  the market value of BioMarin common stock fully recovered in July 2005 to exceed our cost basis;

  •
  improved results of operations for the first six months of 2005 for BioMarin/Genzyme LLC, our joint venture with BioMarin for the development and commercialization of Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase for the treatment of an LSD known as mucopolysaccharidosis I, or MPS I; and

  •
  BioMarin/Genzyme LLC is now profitable.

9. Joint Venture with BioMarin

        We formed BioMarin/Genzyme LLC to develop and market Aldurazyme for the treatment of MPS I. We record our portion of the income or losses of BioMarin/Genzyme LLC in equity in income (loss)

of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income (losses) were:

  •
  $1.5 million of net income for the three months ended June 30, 2005, as compared to net losses of $3.6 million for the same period of 2004; and

  •
  $1.7 million of net income for the six months ended June 30, 2005, as compared to $6.7 million of net losses for the same period of 2004.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$19,205	$9,241	$35,079	$16,636
Gross profit	12,980	5,666	23,371	10,689
Operating expenses	(10,002)	(12,932)	20,198	(24,124)
Net income (loss)	3,049	(7,247)	3,304	(13,394)

10. Long-Term Debt

Revolving Credit Facility

        In December 2003, we entered into a three year $350.0 million revolving credit facility, maturing in December 2006. As of December 31, 2004, $100.0 million in principal remained outstanding under this facility. In January 2005, we repaid the entire $100.0 million in principal. In June 2005, we drew down $350.0 million under this facility to finance a portion of the cash consideration for the acquisition of Bone Care. As of June 30, 2005, $350.0 million in principal remained outstanding. This amount is included in the current portion of long-term debt and capital lease obligations on our consolidated balance sheet because we plan to repay the outstanding principal balance within a year. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 4.01% at June 30, 2005. In August 2005, we repaid $190.0 million in principal of the $350.0 million that was outstanding at June 30, 2005. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

11. Other Commitments and Contingencies

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This case alleges violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix in addition to the state law claims contained in the other cases. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. These negotiations are ongoing. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $3 million during 2004 and 2005, all of which remain in accrued expenses in our consolidated balance sheet as of June 30, 2005. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court. The application is still pending.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner BioMarin uses to manufacture Aldurazyme. This new patent was issued by the United States Patent and Trademark Office, or USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for a summary judgment was scheduled for November 2004; however, Columbia rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in this litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiffs' main claim for lack of subject matter jurisdiction.

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

12. Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(52,130)	$(33,558)	55%	$(96,525)	$(62,382)	55%
Effective tax rate	30%	30%		31%	30%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales and domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign tax rate differential.

In addition, our effective tax rate for the three and six months ended June 30, 2005 varies from the U.S. statutory tax rate due to non-deductible charges for IPR&D recorded in the first quarter of 2005 in connection with our acquisition of Verigen.

        We are currently under IRS audit for tax years 1996 to 1999 and 2002 to 2003. We believe that we have provided sufficiently for all audit exposures. Favorable settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

        In October 2004, the United States enacted the American Jobs Creation Act of 2004, or the Act, which repeals the FSC Repeal and Extraterritorial Income Exclusion Act of 2000, or ETI, export subsidy for transactions after 2004 with two years of transition relief (2005-2006). The Act also provides a 9% deduction for income from domestic production activities which will be phased in over the years 2005-2010. While we are still evaluating the net impact of this new legislation, we do not expect it to have a material effect on our ongoing effective tax rate.

13. Defined Benefits Pension Plans

        We have defined benefit pension plans for certain employees in foreign countries. These plans are funded in accordance with requirements of the appropriate regulatory bodies governing each plan.

        The components of net pension expense for the three and six months ended June 30, 2005 and 2004 are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$745	$618	$1,525	$1,228
Interest cost	689	577	1,412	1,147
Expected return on plan assets	(797)	(684)	(1,632)	(1,360)
Amortization and deferral of actuarial loss	209	151	428	301

Net pension expense	$846	$662	$1,733	$1,316

        At December 31, 2004, we recorded net prepaid benefit costs of $5.0 million related to our defined benefit pension plans. For the six months ended June 30, 2005, we contributed $1.4 million to our pension plan in the United Kingdom. We anticipate making approximately $1.5 million of additional contributions to this plan in 2005 to satisfy our annual funding obligation.

14. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reporting segments as described in Note 1, "Description of Business," to these financial statements. As described in Note 1. above, effective January 1, 2005, as a result of changes in how we review our business, we re-allocated the programs of our former drug discovery and development business unit, formerly reported under the caption "Other," amongst several of our existing reporting segments and business units as follows:

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

We have reclassified our 2004 segment disclosures to conform to our 2005 presentation.

        The following table provides information concerning the operations in our reporting segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Renal	$100,847	$87,617	$200,250	$171,140
Therapeutics	332,592	276,482	647,645	531,591
Transplant	35,041	36,495	66,196	72,729
Biosurgery(1)	92,281	59,579	167,333	107,282
Diagnostics/Genetics(1)	76,517	71,726	155,890	123,840
Other(1)	30,319	16,982	59,793	32,716
Corporate(1)	542	707	981	1,541

Total	$668,139	$549,588	$1,298,088	$1,040,839

Income (loss) before income taxes:
Renal	$25,957	$22,263	$53,136	$38,200
Therapeutics	182,287	142,478	357,868	271,335
Transplant	(2,843)	(6,141)	(8,261)	(13,129)
Biosurgery(1)	11,332	3,923	(2,401)	1,068
Diagnostics/Genetics(1)	(4,103)	(2,272)	(7,628)	(1,111)
Other(1)	(21,879)	(9,420)	(40,461)	(17,956)
Corporate(1,2)	(14,990)	(39,097)	(36,539)	(69,955)

Total	$175,761	$111,734	$315,714	$208,452

(1)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition. Charges for IPR&D related to these acquisitions are included in segment results in the year of acquisition. Acquisitions completed from January 1, 2004 to June 30, 2005 are:

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

  Segment Assets

        The following table provides information concerning the assets of our reporting segments (amounts in thousands):

	June 30, 2005	December 31, 2004
Segment Assets(1):
Renal	$594,880	$616,979
Therapeutics	938,344	949,168
Transplant	381,103	408,090
Biosurgery(2,3)	461,036	294,715
Diagnostics/Genetics	452,161	464,870
Other	783,876	797,352
Corporate(4)	3,041,859	2,538,247

Total	$6,653,259	$6,069,421

(1)
Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets.

(2)
Includes $20.1 million of assets resulting from our acquisition of Verigen in February 2005.

(3)
In January 2005, we reacquired, from Wyeth, the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Portugal and the Czech Republic. We began selling Synvisc directly to end-users in Greece effective July 1, 2005. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth and $0.1 million of acquisition costs in the first quarter of 2005. We also accrued contingent payments to Wyeth totaling $29.8 million in the first half of 2005, of which $20.3 million had been paid as of June 30, 2005. The $121.1 million purchase price, including acquisition costs, and the $29.8 million of contingent payments accrued in the first half of 2005 were recorded as intangible assets in our consolidated balance sheet as of June 30, 2005.

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

INTRODUCTION

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare genetic disorders, renal disease, orthopaedics, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reporting segments:

  •
  Renal, which develops, manufactures and distributes products that treat patients suffering from renal diseases, including chronic renal failure. The unit derives substantially all of its revenue from sales of Renagel (including sales of bulk sevelamer) and Hectorol;

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, MACI and Carticel; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostic products and provides testing services for the oncology and prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals and cardiovascular business units under the caption "Other." We report our corporate, general and administrative operations and corporate science activities that we do not allocate to our financial reporting units under the caption "Corporate." Effective January 1, 2005, as a result of changes in how we review our business, we re-allocated the programs of our former drug discovery and development business unit, formerly reported under the caption "Other," amongst several of our existing reporting segments and business units as follows:

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

MERGERS AND ACQUISITIONS

Acquisition of Equal Diagnostics

        On July 15, 2005, we acquired Equal Diagnostics, a privately-held diagnostics company in Exton, Pennsylvania, which formerly served as a distributor for our clinical chemistry reagents. We paid $5.0 million in initial cash payments and issued promissory notes to the three former shareholders of Equal Diagnostics totaling $10.0 million in principal, which bear interest at 3.86% and are payable over eight years in equal annual installments commencing on March 31, 2007. In addition to these guaranteed payments, we may be obligated to make additional cash payments of up to an aggregate of approximately $8 million during the period commencing March 31, 2007 and ending March 31, 2014 based upon the gross margin of the acquired business, as defined in the purchase agreement. We will account for the acquisition as a purchase and, accordingly, will include its results of operations in our consolidated statements of operations from July 15, 2005, the date of acquisition.

Acquisition of Bone Care

        On July 1, 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of approximately $712 million in cash, including $668.4 million for the shares of Bone Care's common stock, $39.9 million for Bone Care's stock options and restricted stock outstanding on the date of acquisition, and approximately $4 million for acquisition costs. Net consideration was $604 million as we acquired Bone Care's cash and short-term investments totaling $108 million. As part of the transaction, we acquired Hectorol, a line of vitamin D2 pro-hormone products used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD, which we have added to our renal business. We will account for the acquisition as a purchase and, accordingly, will include its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

        In October 2004, Bone Care was one of seven companies, all of which market treatments or therapies for kidney patients, that received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena required Bone Care to provide a wide range of documents related to numerous aspects of its business and operations. The subpoena included specific requests for documents related to testing for parathyroid hormone levels and vitamin D therapies. Since receiving the subpoena, Bone Care cooperated, and we continue to cooperate, with the government's investigation. To our knowledge, no civil or criminal proceedings have been initiated against Bone Care or Genzyme at this time, although we cannot predict whether or when any proceedings might be initiated. As a result, we have not recorded any contingent liabilities related to the government's investigation. Because the period under investigation was prior to the date we acquired Bone Care, any future liabilities that may arise out of the government's investigation will be considered contingent liabilities that existed as of the date of acquisition. Any such liabilities will be recorded in our financial statements, when they become probable and estimable, as an increase to both the goodwill resulting from, and the liabilities assumed in connection with, our acquisition of Bone Care.

Acquisition of Verigen

        In February 2005, we acquired Verigen, a private company based in Leverkusen, Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) that is currently sold in Europe and Australia. We paid $10.6 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of $38.3 million over the next six years, based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. To date we have acquired approximately 96% of Verigen's outstanding shares and anticipate acquiring the remaining outstanding shares in the second half of 2005. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from February 8, 2005, the date of acquisition.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $9.8 million resulting in negative goodwill. Pursuant to SFAS No. 142, we recorded as a liability, contingent consideration up to the amount of the negative goodwill. When and if contingent payments come due, we will apply the payments against the $9.8 million contingent liability. Contingent payments in excess of $9.8 million, if any, will be recorded as goodwill. During the second quarter, we paid $0.1 million of contingent payments. As of June 30, 2005, the remaining contingent payment is $9.7 million.

        The allocation of the purchase price remains subject to potential adjustments, including the purchase of Verigen's remaining outstanding shares in the second half of 2005, the valuation of acquired tax assets and restructuring liabilities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Portugal and the Czech Republic. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in these territories. We also began selling Synvisc directly to end-users in Greece effective July 1, 2005. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth and $0.1 million of acquisition costs in the first quarter of 2005. We also accrued contingent payments to Wyeth totaling $29.8 million in the first half of 2005, of which $20.3 million had been paid as of June 30, 2005. Distribution agreements (a component of other intangible assets, net) in our consolidated balance sheet as of June 30, 2005 includes a total of $150.9 million for the initial and contingent payments (made or accrued) during the first half of 2005. We will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

        We determined that the contingent payments to Wyeth represent contingent purchase price. Accordingly, as contingent payments are made in the future, the amounts will be recorded as additional purchase price for the underlying intangible asset. We calculate amortization expense for this intangible asset based on an economic use model, taking into account our forecasted future sales of Synvisc and the resulting estimated future contingent payments we will be required to make. We periodically update the estimates used in this amortization calculation based on changes in forecasted sales and resulting estimated contingent payments.

        We are now recording SG&A expenses related to the additional Synvisc sales force we assumed from Wyeth, and we continue to record all of the research and development expenses related to Synvisc.

Acquisition of ILEX

        In December 2004, we completed our acquisition of ILEX, an oncology drug development company. The transaction had a total value of approximately $1.1 billion, based on the $55.88 per share value of the 18.5 million shares of our common stock exchanged in the acquisition. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from December 20, 2004, the date of acquisition.

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $485.3 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and for change in control provisions under certain contractual agreements.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and, accordingly, included the results of operations related to these business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004, which we expect to complete in 2005.

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

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Product revenue	$599,347	$491,264	22%	$1,162,560	$945,629	23%
Service revenue	64,035	54,777	17%	124,649	89,558	39%

Total product and service revenue	663,382	546,041	21%	1,287,209	1,035,187	24%
Research and development revenue	4,757	3,547	34%	10,879	5,652	92%

Total revenues	$668,139	$549,588	22%	$1,298,088	$1,040,839	25%

Product Revenue

        We derive product revenue from sales of:

  •
  Renagel, for the reduction of elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis and bulk sevelamer;

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

  •
  Biosurgery products, including the Sepra line of products, such as Seprafilm, and orthopaedic products, such as Synvisc;

  •
  Diagnostic products, including infectious disease and cholesterol testing products; and

  •
  Other products, including:

  •
  oncology products, including Campath for the treatment of B-cell chronic lymphocytic leukemia in patients who have been treated with alkylating agents and who have failed fludarabine therapy, and Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia after prior regimens; and

  •
  bulk pharmaceuticals and Welchol, which is a mono and adjunctive therapy for the reduction of LDL cholesterol in patients with primary hypercholesterolemia.

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Renal:
Renagel (including sales of bulk sevelamer)	$100,847	$87,617	15%	$200,250	$171,140	17%

Therapeutics:
Cerezyme	235,953	209,371	13%	461,904	412,341	12%
Fabrazyme	74,424	49,620	50%	144,450	87,723	65%
Thyrogen	20,699	16,298	27%	38,414	30,295	27%
Other Therapeutics	1,281	1,193	7%	2,088	1,232	69%

Total Therapeutics	332,357	276,482	20%	646,856	531,591	22%

Transplant:
Thymoglobulin/Lymphoglobuline	33,576	25,260	33%	60,797	50,272	21%
Other Transplant	1,465	11,235	(87)%	5,382	22,457	(76)%

Total Transplant	35,041	36,495	(4)%	66,179	72,729	(9)%

Biosurgery:
Synvisc	58,778	27,520	114%	102,794	49,883	106%
Sepra products	17,099	15,579	10%	33,751	29,791	13%
Other Biosurgery	6,913	8,030	(14)%	13,213	12,699	4%

Total Biosurgery	82,790	51,129	62%	149,758	92,373	62%

Diagnostics/Genetics:
Diagnostic Products	22,121	22,917	(3)%	48,987	46,287	6%
Other Diagnostics/Genetics	—	180	(100)%	—	311	(100)%

Total Diagnostics/Genetics	22,121	23,097	(4)%	48,987	46,598	5%

Other product revenue	26,191	16,444	59%	50,530	31,198	62%

Total product revenue	$599,347	$491,264	22%	$1,162,560	$945,629	23%

Renal

        Sales of Renagel, including sales of bulk sevelamer, the raw material used to formulate Renagel, increased 15% to $100.8 million for the three months ended and 17% to $200.3 million for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to:

  •
  an $8.8 million net increase in the three month period and a $20.4 million net increase in the six month period in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe;

  •
  a $2.1 million increase for the three month period and $4.4 million increase for the six month period due to a 4.5% price increase; and

  •
  a 5% increase in the average exchange rate for the Euro against the U.S. dollar for the three and six months ended June 30, 2005, as compared to the same periods of 2004, which positively impacted Renagel revenue by $1.2 million for the three month period and $2.5 million for the six month period.

        Sales of Renagel, including sales of bulk sevelamer, were 17% of our total product revenue for both the three and six months ended June 30, 2005, as compared to 18% for both the three and six months ended June 30, 2004.

        Our acquisition of Bone Care on July 1, 2005 expanded our Renal product offerings with the addition of Hectorol, a complimentary product to Renagel used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD. Bone Care's operations are being integrated into our Renal business, and our sales representatives have begun selling Hectorol to nephrologists in the United States.

        In addition, we recently announced results from the Dialysis Clinical Outcomes Revisited, or DCOR, trial. The three-year trial compared the difference in mortality and morbidity outcomes for patients receiving Renagel with those using calcium-based phosphate binders. The study found that Renagel use resulted in clinical benefit to patients who were treated for two years or more and patients who were 65 years of age or older.

        We expect sales of Renagel and Hectorol to increase, driven primarily by growing patient access to our products and the continued adoption of the products by nephrologists worldwide. We expect adoption rates for Renagel to trend favorably as a result of the DCOR trial and the growing acceptance of the Kidney Disease Outcome Quality Initiative, or K/DOQI, guidelines. Renagel and Hectorol compete with several other products and our future sales may be impacted negatively by these products. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend upon our ability to effectively develop and market our products against those of our competitors" in this report. In addition, our ability to continue to increase sales of Renagel and Hectorol will depend on many other factors, including our ability to optimize dosing and improve patient compliance with dosing of Renagel, the availability of reimbursement from third-party payors and the extent of coverage, including under the Medicare Prescription Drug Improvement and Modernization Act, and the accuracy of our estimates of the payor mix.

        In addition, our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented with our wholesalers in 2002, and which will expire this year, could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        The 20% increase to $332.4 million for the three months ended and the 22% increase to $646.9 million for the six months ended June 30, 2005 in Therapeutics product revenue, as compared to the same periods of 2004, is primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The 13% growth in sales of Cerezyme to $236.0 million for the three months ended and 12% to $461.9 million for the six months ended June 30, 2005, as compared to the same periods of 2004, is attributable to our continued identification of new Gaucher disease patients, particularly internationally. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenue in the future, it is a mature product, and as a result, we cannot be certain that the current new patient growth trend will continue. In addition, a 5% increase in the average exchange rate for the Euro against the U.S. dollar for the three and six months ended June 30, 2005, as compared to the same periods of 2004, also positively impacted sales of Cerezyme by $3.4 million for the three month period and $7.2 million for the six month period.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 39% of our total product revenue for the three months ended June 30, 2005, as compared to 43% for the same period of 2004, and 40% of our total product revenue for the six months ended June 30, 2005 as compared to 44% for the same period of 2004. Revenue from Cerezyme would be impacted negatively if competitors developed alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend upon our ability to effectively develop and market our products against those of our competitors" in this report.

        The 50% increase to $74.4 million for the three months ended and the 65% increase to $144.5 million for the six months ended June 30, 2005 in sales of Fabrazyme, as compared to the same periods of 2004, was primarily attributable to increased patient accruals worldwide.

        The 27% increase in sales of Thyrogen to $20.7 million for the three months ended and the 27% increase in sales of Thyrogen to $38.4 million for the six months ended June 30, 2005, as compared to the same periods of 2004, is primarily attributable to worldwide volume growth.

Transplant

        Transplant's product revenue decreased 4% to $35.0 million for the three months ended and 9% to $66.2 million for the six months ended June 30, 2005 as compared to the same periods of 2004. The decreases are primarily due to a $10.2 million decrease for the three month period and a $19.5 million decrease for the six month period in sales of Gengraf, which we co-promoted with Abbott Laboratories under an agreement that expired on December 31, 2004. The decrease is partially offset by a $6.2 million increase for the three month period and an $8.5 million increase for the six month period in sales of Thymoglobulin as a result of increased utilization of Thymoglobulin in transplant procedures.

Biosurgery

        Biosurgery's product revenue increased 62% to $82.8 million for the three months ended and increased 62% to $149.8 million for the six months ended June 30, 2005, as compared to the same periods of 2004. The increases were largely attributable to a $31.3 million increase for the three month period and a $52.9 million increase for the six month period in sales of Synvisc, primarily due to our reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in the United States, as well as Germany, Poland, Portugal and the Czech Republic. We began selling Synvisc directly to end-users in Greece effective July 1, 2005. We are aware of several products that compete with Synvisc, several companies that have intiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. These products could have an adverse effect on future sales of Synvisc. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products against those of our competitors" included in this report.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue decreased 4% to $22.1 million for the three months ended June 30, 2005, as compared to the same period of 2004. The decrease was attributable to a 4%, or $0.5 million, decrease in clinical chemistry revenue as a result of several large customers bringing inventory levels down following order increases in the first quarter of 2005.

        Diagnostics/Genetics product revenue increased 5% to $49.0 million for the six months ended June 30, 2005, as compared to the same period of 2004. The increase was attributable to a 7%, or $1.7 million, increase in clinical chemistry revenue as a result of higher order volume by several large customers. Revenue from sales of infectious disease testing products increased 19% to $10.1 million for the six month period primarily due to revenues received under a distribution agreement that went into effect during the first quarter of 2004.

Other Product Revenue

        Other product revenue increased 59% to $26.2 million for the three months ended and 62% to $50.5 million for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to a 15% increase to $18.9 million for the three month period and a 13% increase to $35.4 million for the six month period in sales of bulk pharmaceuticals. These increases are primarily due to an increased demand for liquid crystals. Other product revenue includes a $7.3 million increase for the three month period and a $15.1 million increase for the six month period in oncology revenue due to the addition of sales from two oncology products, Campath and Clolar, that we acquired in the ILEX transaction at the end of 2004.

Service Revenue

        We derive service revenues primarily from the following principal sources:

  •
  sales of MACI, a proprietary cell therapy product for cartilage repair, Carticel for the treatment of cartilage damage and Epicel for the treatment of severe burns, all of which are included in our Biosurgery reporting segment; and

  •
  genetic and pathology/oncology testing services, which are included in our Diagnostics/Genetics reporting segment.

        The following table sets forth our service revenues on a reporting segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Biosurgery	$9,482	$6,148	54%	$17,432	$12,286	42%
Diagnostics/Genetics	54,396	48,629	12%	106,903	77,242	38%
Other service revenue	157	—	N/A	314	30	947%

Total service revenue	$64,035	$54,777	17%	$124,649	$89,558	39%

        Service revenue attributable to our Biosurgery reporting segment increased 54% to $9.5 million for the three months ended and 42% to $17.4 million for the six months ended June 30, 2005, as compared to the same periods of 2004. The increase for both periods is primarily due to the addition of sales from MACI, which we acquired in the Verigen transaction in February 2005.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 12% to $54.4 million in the three months ended June 30, 2005, as compared to the same period of 2004. This increase is primarily attributable to:

  •
  additional service revenue resulting from our acquisition of substantially all of the pathology/oncology testing assets of IMPATH in May 2004;

  •
  continued growth in the prenatal screening and diagnosis market; and

  •
  increased sales of DNA testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 38% to $106.9 million for the six months ended June 30, 2005, as compared to the same period of 2004. This increase is primarily attributable to:

  •
  additional service revenue resulting from our acquisition of substantially all of the pathology/oncology testing assets of IMPATH in May 2004 and our acquisition of substantially all of the assets of Alfigen in February 2004;

  •
  continued growth in the prenatal screening and diagnosis market; and

  •
  increased sales of DNA testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market.

International Product and Service Revenue

        A substantial portion of our revenue was generated outside of the United States for the three and six months ended June 30, 2005 and 2004. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
International product and service revenue	$303,519	$242,160	25%	$593,811	$469,775	26%
% of total product and service revenue	46%	44%		46%	45%

        The 25% increase to $303.5 million for the three months ended and the 26% increase to $593.8 million for the six months ended June 30, 2005 in international product and service revenue, as compared to the same periods of 2004, is primarily due to:

  •
  a $50.0 million increase for the three month period and a $106.1 million increase for the six month period in the combined international sales of Renagel, Cerezyme, Fabrazyme and Thyrogen; and

  •
  a 5% increase in the average exchange rate for the Euro against the U.S. dollar for the three and six month periods, which positively impacted total product and service revenue by $6.8 million for the three month period and $14.3 million for the six month period.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Therapeutics	$235	$—	N/A	$789	$—	N/A
Transplant	—	—	N/A	17	—	N/A
Biosurgery	9	2,302	(100)%	143	2,623	(95)%
Other	3,971	538	638%	8,949	1,488	501%
Corporate	542	707	(23)%	981	1,541	(36)%

Total research and development revenue	$4,757	$3,547	34%	$10,879	$5,652	92%

        Other research and development revenue increased $3.4 million for the three months ended and increased $7.5 million for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to $2.0 million for the three month period and $4.9 million for the six month period in additional revenue resulting from research and development related to Campath that we performed on behalf of Schering AG under agreements we assumed in connection with our acquisition of ILEX in December 2004. These increases were partially offset by a decrease in Biosurgery research and development revenue primarily due to completion in 2004 of a development program for Hylaform and reimbursements received from Wyeth in 2004 for development projects associated with Synvisc, for which there are no comparable amounts in 2005, due to the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Product margin	$497,019	$383,822	29%	$955,258	$732,086	30%
% of total product revenue	83%	78%		82%	77%
Service margin	$21,113	$19,351	9%	$40,608	$33,271	22%
% of total service revenue	33%	35%		33%	37%
Total product and service margin	$518,132	$403,173	29%	$995,866	$765,357	30%
% of total product and service revenue	78%	74%		77%	74%

Product Margin

        Our overall product margin increased $113.2 million, or 29%, for the three months ended and $223.2 million, or 30%, for the six months ended June 30, 2005, as compared to the same periods in 2004. This is primarily due to:

  •
  a $31.3 million, or 114%, increase for the three month period and a $52.9 million, or 106%, increase for the six month period in sales of Synvisc resulting from our reacquisition of Synvisc sales and marketing rights from Wyeth in January 2005. Upon closing this transaction with Wyeth, we began to record revenue from sales of Synvisc to end-users in the United States, as well as in Germany, Poland, Portugal and the Czech Republic; and

  •
  improved margins for Renagel, Cerezyme and Fabrazyme due to increased sales and increased utilization of capacity at our global manufacturing facilities.

Service Margin

        Our overall service margin increased $1.8 million, or 9%, for the three months ended and $7.3 million, or 22%, for the six months ended June 30, 2005, as compared to the same periods in 2004. This is primarily due to a $3.3 million, or 54%, increase for the three month period and a $5.1 million, or 42%, increase for the six month period in the sales of Biosurgery services as well as a $5.8 million, or 12%, increase for the three month period and a $29.7 million, or 38%, increase for the six month period in sales of Diagnostics/Genetics services. Total service margin as a percent of total service revenue decreased for both the three and six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to increased sales of lower margin testing services attributable to our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Selling, general and administrative expenses	$196,385	$152,850	28%	$378,224	$296,070	28%

        SG&A increased $43.5 million for the three months ended and $82.2 million for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to:

  •
  an increase of $16.2 million for the three month period and $28.4 million for the six month period in SG&A for Therapeutics products, primarily due to increased spending for Cerezyme, Fabrazyme and Thyrogen.

  •
  an increase of $13.9 million for the three month period and $25.0 million for the six month period in SG&A for Biosurgery, primarily due to the additional expenses related to the Synvisc sales force we assumed from Wyeth, and because we now perform all marketing for Synvisc in the United States, as well as Germany, Poland, Portugal, and the Czech Republic;

  •
  an increase of $1.6 million for the three month period and $10.8 million for the six month period in SG&A for Diagnostics/Genetics, primarily due to our acquisition of substantially all of the pathology/oncology testing assets of IMPATH in May 2004; and

  •
  an increase of $4.8 million for the three month period and $9.6 million for the six month period in Other SG&A, primarily due to the increase in expenses for our oncology business as a result of our acquisition of ILEX in December 2004.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Research and development expenses (including research and development related to contracts)	$121,726	$99,370	22%	$236,471	$192,186	23%

        Research and development expenses increased $22.4 million for the three months ended and $44.3 million for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to:

  •
  a $6.9 million increase for the three month period and a $13.5 million increase for the six month period in spending on Renal research and development programs;

  •
  a $5.3 million increase for the three month period and a $6.1 million increase for the six month period in spending on Therapeutics research and development programs; and

  •
  a $10.0 million increase for the three month period and a $21.0 million increase for the six month period in spending on Other research and development programs due to our acquisition of ILEX in December 2004. As a result of our increased focus on oncology research and development, costs related to our Other research and development programs are likely to represent an increased percentage of our overall research and development expenses in the future.

Amortization of Intangibles

        The following table provides information regarding the change in our amortization of intangibles expense during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Amortization of intangibles	$40,105	$27,245	47%	$81,291	$53,490	52%

        Amortization of intangibles expense increased by $12.9 million for the three months ended and $27.8 million for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of Verigen in February 2005 and substantially all of the pathology/oncology testing assets of IMPATH in May 2004 as well as the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

        As discussed in Note 4, "Mergers and Acquisitions," to our financial statements in this report, we calculate amortization expense for the Synvisc sales and marketing rights reacquired from Wyeth by taking into account forecasted future sales of Synvisc and the resulting future contingent payments which will be recorded as intangible assets when the payments are made. As a result, we expect amortization of intangibles to increase over the next five years based on these additional payments.

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

        As of the date of our acquisition of Verigen, MACI had not reached technological feasibility in the United States due to lack of regulatory approval and did not have an alternative use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in March 2005, $9.5 million, representing the portion of the purchase price attributable to this project in the United States.

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

        As of June 30, 2005, we estimated that it will take approximately six years and an investment of approximately $33 million to complete the development of, obtain approval for and commercialize MACI in the United States.

ILEX

        In connection with our December 2004 acquisition of ILEX, we have acquired IPR&D related to three development projects, Campath (for indications other than B-cell chronic lymphocytic leukemia), Clolar (clofarabine) (for indications other than pediatric acute leukemia) and tasidotin hydrochloride.

        As of the date of our acquisition of ILEX, none of these projects had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in December 2004, $254.5 million, representing the portion of the purchase price attributable to these projects, of which $96.9 million is attributable to the Campath development projects, $113.4 million is attributable to the Clolar development projects and $44.2 million is related to the tasidotin development projects. In December 2004, after the date of our acquisition of ILEX, the FDA granted marketing approval for Clolar for the treatment of children with refractory or relapsed acute lymphoblastic leukemia.

        As of June 30, 2005, we estimated that it will take approximately three to six years and an investment of approximately $124 million to complete the development of, obtain approval for and commercialize Campath for non-Hodgkin's lymphoma and multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately three to six years and an investment of approximately $68 million to complete the development of, obtain approval for and commercialize Clolar for hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately five years and an investment of approximately $25 million to complete the development of, obtain approval for and commercialize tasidotin.

SangStat

        In connection with our acquisition of SangStat, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. Cyclosporine capsule is a novel, smaller-size formulation of generic cyclosporine, an immunosuppressive agent. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million was attributable to RDP58 and $20.0 million was attributable to cyclosporine capsule.

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

        In 2005, we cancelled our program for the development of RDP58 for pulmonary and other disorders not licensed to PGP. No further development is currently planned for this program.

        Although we received marketing authorization for both the 25mg and 100mg cyclosporine capsules in a European country in March 2004, we terminated our license for cyclosporine capsules effective April 2005.

OTHER INCOME AND EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Equity in loss of equity method investments	$(417)	$(4,274)	(90)%	$(2,135)	$(8,105)	(74)%
Minority interest	3,357	964	248%	5,551	2,126	161%
Gains on investments in equity securities	4,817	71	6,685%	4,958	424	1,069%
Other	253	(390)	(165)%	193	(714)	(127)%
Investment income	7,544	5,603	35%	14,162	13,279	7%
Interest expense	(4,466)	(17,495)	(74)%	(8,274)	(27,821)	(70)%

Total other income (expenses)	$11,088	$(15,521)	(171)%	$14,455	$(20,811)	(169)%

Equity in Loss of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin, Diacrin, Inc. and Medtronic, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc.

        Our equity in loss of equity method investments decreased 90% to $0.4 million for the three months ended June 30, 2005, as compared to $4.3 million for the same period of 2004, and 74% to $2.1 million for the six months ended June 30, 2005, as compared to $8.1 million for the same period of 2004. Previously, the largest component of our equity in loss of equity method investments was net losses from our joint venture with BioMarin. However, this joint venture became profitable in the first quarter of 2005 due to increased sales of Aldurazyme. As a result, we recorded income of $1.5 million for the three months ended June 30, 2005 and $1.7 million for the six months ended June 30, 2005, representing our portion of the net income of the joint venture, as compared to charges of $3.5 million for the three months ended June 30, 2004 and $6.6 million for the six months ended June 30, 2004, representing our portion of the net losses of the joint venture for the same periods of 2004.

Minority Interest

        As a result of our adoption of FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC, and Excigen Inc. Our consolidated balance sheet as of June 30, 2005 includes assets of $0.7 million related to Dyax-Genzyme LLC, substantially all of which is lab equipment net of its associated accumulated depreciation. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen were not significant.

Gains on Investments in Equity Securities

        Gains on investments in equity securities increased significantly for both the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily due to a $4.5 million gain on the sale of our investment in the common stock of Theravance, which we recorded in our consolidated statement of operations in April 2005 for which there was no comparable amount in 2004.

Investment Income

        Our investment income increased 35% for the three months ended June 30, 2005, as compared to the same period of 2004, primarily due to an increase in the average portfolio yield and higher average cash balances. These increases were offset, in part, by an increase in the realized losses on our U.S.

investment portfolio. Our investment income increased 7% for the six months ended June 30, 2005, as compared to the same period of 2004, primarily due to an increase in the average portfolio yield. This increase was offset, in part, by lower average cash balances and an increase in the realized losses on our U.S. investment portfolio.

Interest Expense

        Our interest expense decreased 74% for the three months ended June 30, 2005 and 70% for the six months ended June 30, 2005, as compared to the same periods of 2004, primarily due to a decrease in average debt balances outstanding in 2005 resulting from the redemption of our $575.0 million in principal of 3% convertible subordinated debentures for cash in June 2004.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(52,130)	$(33,558)	55%	$(96,525)	$(62,382)	55%
Effective tax rate	30%	30%		31%	30%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales and domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign tax rate differential.

In addition, our effective tax rate for the three and six months ended June 30, 2005 varies from the U.S. statutory tax rate due to non-deductible charges for IPR&D recorded in the first quarter of 2005 in connection with our acquisition of Verigen.

        We are currently under IRS audit for tax years 1996 to 1999 and 2002 to 2003. We believe that we have provided sufficiently for all audit exposures. Favorable settlement of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions. Any such benefit would be recorded upon final resolution of the audit or expiration of the applicable statute of limitations.

        In October 2004, the United States enacted the American Jobs Creation Act of 2004, or the Act, which repeals the ETI export subsidy for transactions after 2004 with two years of transition relief (2005-2006). The Act also provides a 9% deduction for income from domestic production activities which will be phased in over the years 2005-2010. While we are still evaluating the net impact of this new legislation, we do not expect it to have a material effect on our ongoing effective tax rate.

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At June 30, 2005, we had cash, cash equivalents and short- and long-term investments of $1.6 billion, as compared to cash, cash equivalents and short- and long-term investments of $1.1 billion at December 31, 2004. This increase is primarily due to the $350.0 million of cash we drew on our revolving credit facility at the end of the second quarter of 2005 in connection with our acquisition of Bone Care and cash generated from operations.

        The following is a summary of our statements of cash flows for the six months ended June 30, 2005 and 2004.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net cash provided by operating activities before tax benefit from employee stock options and working capital changes	$338,485	$251,283
Tax benefit from employee stock options	46,101	15,067
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(35,071)	(42,043)

Cash flows from operating activities	$349,515	$224,307

        Cash provided by operating activities increased $125.2 million, or 56%, for the six months ended June 30, 2005, as compared to the same period of 2004, primarily due to strong earnings, adjusted for non-cash items (including depreciation, amortization, charges for purchase of IPR&D, deferred income taxes and impairment charges), which increased $87.2 million, or 35%, to $338.5 million for the six months ended June 30, 2005, as compared to the same period of 2004. In addition, the tax benefit from employee stock options increased $31.0 million, or 206%, and cash from working capital changes increased $7.0 million, or 17%, for the first six months of 2005, as compared to the same period of 2004.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2005	2004
Cash flows from investing activities:
Net (purchases) sales of investments, including investments in equity securities	$(18,364)	$552,367
Purchases of property, plant and equipment	(80,376)	(84,037)
Investments in equity investees	—	(17,895)
Acquisitions, net of acquired cash	(10,679)	(264,143)
Acquisition of sales and marketing rights	(141,435)	—
Other investing activities	1,056	(4,529)

Cash flows from investing activities	$(249,798)	$181,763

        For the six months ended June 30, 2005, we used:

  •
  $141.4 million in cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth and $10.7 million in cash for our acquisition of Verigen, net of acquired cash;

  •
  $80.4 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and the United States; and

  •
  $18.4 million in cash to fund the net purchase of investments, including investments in equity securities.

        For the six months ended June 30, 2004, net sales of investments, including investments in equity securities, provided $552.4 million in cash. For the same period, acquisitions and capital expenditures accounted for significant cash outlays for investing activities. For the six months ended June 30, 2004, we used:

  •
  $264.1 million in cash for acquisitions, including $47.6 million to acquire the Alfigen assets in February 2004 and $215.3 million to acquire the IMPATH pathology/oncology assets in May 2004;

  •
  $84.0 million in cash to fund purchases of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and the United States, ongoing tenant improvements at our corporate headquarters facility in Cambridge, Massachusetts and expenditures related to other manufacturing expansions and relocations; and

  •
  $17.9 million to fund our equity method investments.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of common stock	$169,520	$43,283
Proceeds from draw on credit facility	350,000	135,000
Payment of debt and capital lease obligations	(101,618)	(588,171)
Bank overdraft	11,785	1,175
Minority interest	7,001	2,006
Other financing activities	821	217

Cash flows from financing activities	$437,509	$(406,490)

        For the six months ended June 30, 2005, financing activities generated $539.1 million of cash, primarily due to $350.0 million of proceeds drawn under our revolving credit facility and $169.5 million of proceeds from the issuance of common stock under our stock plans. This was offset by $101.6 million in cash utilized to repay debt and capital lease obligations.

        For the six months ended June 30, 2004, financing activities generated $181.7 million of cash primarily due to $43.3 million of proceeds from the issuance of common stock under our stock plans and $135.0 million drawn under our revolving credit facility. This was offset by $588.2 million in cash utilized to repay debt and capital lease obligations, including $575.0 million of cash used to redeem our 3% convertible subordinated debentures and $11.3 million to repay a 6.5% convertible note due March 29, 2004.

Revolving Credit Facility

        In December 2003, we entered into a $350.0 million revolving credit facility that matures in December 2006. As of December 31, 2004, $100.0 million in principal remained outstanding under this facility. In January 2005, we repaid the entire $100.0 million in principal outstanding. In June 2005, we drew down $350.0 million under this facility, to finance a portion of the cash consideration for the acquisition of Bone Care, which was consummated on July 1, 2005. As of June 30, 2005, $350.0 million in principal remained outstanding. This amount is included in current portion of long-term debt and capital lease obligations in our consolidated balance sheet because we plan to repay the outstanding principal balance within a year. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 4.01% at June 30, 2005. In August 2005, we repaid $190.0 million in principal of the $350.0 million that was outstanding at June 30, 2005. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2004 Form 10-K. Excluding contingent payments to Wyeth for the reacquisition of the Synvisc sales and marketing rights, contingent payments to Verigen upon achievement of development and commercial milestones relating to MACI, contingent payments to the former shareholders of Equal Diagnostics and the $350.0 million of additional proceeds drawn and $290.0 million of proceeds repaid under our revolving credit facility, all described above, there have been no material changes to our contractual obligations since December 31, 2004.

Financial Position

        We believe that our available cash, investments and cash flows from operations will be sufficient to fund our planned operations and capital requirements for the foreseeable future. Although we currently have substantial cash resources and positive cash flow, we have used or intend to use substantial portions of our available cash and may make additional borrowings under our revolving credit facility for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including approximately $604 million, net of acquired cash, cash equivalents and short-term investments, for our merger with Bone Care, which was completed on July 1, 2005 and $5.0 million for the initial cash consideration paid for the acquisition of Equal Diagnostics, which was completed on July 15, 2005;

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

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigations can be expensive and a court or administrator may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided detail on pending legal proceedings in the notes to our financial statements and under the heading "Legal Proceedings" in Item 1. to Part II of this report.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement or obtain either on favorable terms.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development and the commercialization of products. Entities falling within the scope of FIN 46 are included in our consolidated results if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the losses of these entities in the line item "Equity in loss of equity method investments" in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

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

        SFAS No. 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95."    In December 2004, the FASB issued SFAS 123R, "Share-Based Payments," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123R allows alternative methods for determining the fair value of share based payments to employees and alternative methods of implementation. In April 2005, the SEC issued a rule that allows companies to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we plan to implement SFAS 123R in the reporting period starting January 1, 2006. We expect that SFAS 123R will have a significant impact on our financial statements. We expect that the adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. We have not yet determined which valuation method we will use or the method of implementation.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $461.9 million for the six months ended June 30, 2005, representing approximately 40% of our consolidated product revenue for the first six months of 2005. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

If we fail to increase sales of several products and services, we will not meet our financial goals.

        Over the next few years, our success will depend substantially on our ability to increase revenue from many different products and services. The products and services include Cerezyme, Fabrazyme, Aldurazyme, Renagel, Hectorol, Synvisc, Thymoglobulin, Thyrogen, Clolar, Campath and diagnostic testing services. Our ability to increase sales will depend on a number of factors, including:

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

        Celltech Group plc and Actelion Ltd. have developed Zavesca®, a small molecule drug candidate for the treatment of Gaucher disease, the disease addressed by Cerezyme. Zavesca has been approved by both the FDA and the EMEA as an oral therapy for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement is unsuitable. Teva Pharmaceuticals Industries Ltd., a licensee of Celltech, has received marketing approval of Zavesca in Israel. In addition, Shire Pharmaceuticals Group plc, or Shire, which recently acquired Transkaryotic Therapies Inc., is conducting a phase 1/2 clinical trial for its gene-activated glucocerebrosidase program, also to treat Gaucher disease.

        Nabi Biopharmaceuticals is currently marketing PhosLo®, a calcium-based phosphate binder. Like Renagel, PhosLo is approved for the control of elevated phosphate levels in patients with end-stage kidney failure. In addition, in October 2004, Shire received FDA approval for Fosrenol®, a non-calcium based phosphate binder for the reduction of high phosphorus levels in end-stage renal disease patients. Shire received marketing approval in Sweden in March 2004 and has filed for marketing approval of Fosrenol in the European Union and Canada. Renagel also competes with over-the-counter calcium carbonate products such as TUMS®.

        Zemplar®, a product of Abbott Laboratories, is a vitamin D receptor activator which is used to treat hyperparathyroidism associated with chronic kidney disease. Hectorol faces competition from Zemplar as well as from several other vitamin D hormone therapies used to treat hyperthyroidism and hyperproliferative diseases.

        Outside the United States, Shire is marketing Replagal™, a competitive enzyme replacement therapy for Fabry disease which is the disease addressed by Fabrazyme. In addition, while Fabrazyme has received Orphan Drug designation, which provides us with seven years of market exclusivity for the product in the United States, other companies may seek to overcome our market exclusivity and, if successful, compete with Fabrazyme in the United States.

        Several companies market products that, like Thymoglobulin and Lymphoglobuline, are used for the prevention and treatment of acute rejection in renal transplant. These products include Novartis' Simulect®, Pfizer Inc.'s ATGAM®, Ortho Biotech's Orthoclone OKT®3, Fresenius Biotech GmbH's ATG-Fresenius S® and the Roche Group's Zenapax®. Competition in the acute transplant rejection market largely is driven by product efficacy due to the potential loss of transplanted organs as the result of an acute organ rejection episode.

        Current competition for Synvisc includes Hyalgan®, produced by Fidia Farmaceutici S.p.A. and marketed in the United States by Sanofi-Synthelabo Inc.; Orthovisc®, produced and marketed outside of the United States by Anika Therapeutics, Inc. (in some cases through local distributors) and marketed in the United States by Ortho Biotech and DePuy Mitek, Inc. (both of which are wholly-

owned subsidiaries of Johnson & Johnson); Artz®, a product manufactured by Seikagaku Kogyo that is sold in Japan by Kaken Pharmaceutical Co. and in the United States by Smith & Nephew Orthopaedics under the name Supartz®; a product owned and manufactured by Savient Pharmaceuticals, Inc., which is marketed under the name Euflexxa™ in Europe and has been approved for marketing in the United States; and Durolane®, manufactured by Q-Med AB. We are also aware of other directly competitive products under development. Furthermore, several companies market products designed to relieve the pain associated with osteoarthritis. Synvisc will have difficulty competing with any of these products to the extent the competitive products are considered more efficacious, less burdensome to administer or more cost-effective.

        The examples above are illustrative. Almost all of our products face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal storage disorders (LSDs) that are more effective or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, our recent acquisition of ILEX Oncology, Inc., or ILEX, and certain of the pathology/oncology testing assets of IMPATH Inc., reflect our commitment to the oncology area. Many pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

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

        Furthermore, legislatures, including the U.S. Congress, occasionally discuss implementing broad-based measures to contain healthcare costs. If third party reimbursement is further constrained, or if legislation is passed to contain healthcare costs, our profitability and financial condition could suffer. For example, the Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. Reimbursement changes resulting from the MMA may negatively affect product sales of some of our marketed products. Previously, the "average wholesale price" (AWP) mechanism was the basis of Medicare Part B payment for physician-administered drugs and biologics. Effective January 1, 2005, this changed to an "average sales price" (ASP) methodology under the MMA. Under the new ASP methodology, Thyrogen, Synvisc and our LSD products are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its ASP (sometimes referred to as "ASP + 6%"). As a result, reimbursement rates for these products may be lower than 2004 reimbursement rates, in particular, because the ASP methodology deducts sales incentives offered to healthcare providers from the sale prices used to calculate ASP, a deduction that was not made to AWP. For 2005, Hectorol for injection is reimbursed based on an "average acquisition price" determined by the Centers for Medicare and Medicaid Services (CMS). However, beginning in January 2006, Hectorol for injection may be reimbursed under an ASP-based methodology pursuant to the Part B reimbursement rule for 2006. Due to this possible change in reimbursement methodology for injectable Hectorol, reimbursement rates for this product are currently uncertain. Under the MMA, Medicare coverage for Renagel and Hectorol capsules will be available for the first time beginning in 2006. Medicare Part D, which applies to Renagel and Hectorol capsules, will be administered by private vendors under contract with the U.S. government. Each vendor will establish its own Part D formulary for prescription drug coverage and pricing for the first time during 2005, and we are therefore unable to predict how many vendors will cover Renagel and Hectorol capsules and on what terms.

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

        We produce relatively small amounts of material for research and development activities and pre-clinical trials. Even if a product candidate receives all necessary approvals for commercialization, we may not be able to successfully scale up production of the product material at a reasonable cost or at all.

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

        Our operating results and financial position also may be impacted when we attempt to grow through business combination transactions. We may encounter problems assimilating operations acquired in these transactions. Business combination transactions often entail the assumption of unknown liabilities, the loss of key employees, and the diversion of management attention. Furthermore, in any business combination, including our recent acquisitions of ILEX and Bone Care, there is a substantial risk that we will fail to realize the benefits we anticipate when we decide to undertake the transaction. We have in the past taken significant charges for impairment of goodwill and for impaired assets acquired in business combination transactions. We may be required to take similar charges in the future.

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

        In addition, we may only be able to produce certain of our products at a very limited number of facilities and, in some cases, we rely on third parties to formulate and manufacture our products. For example, we manufacture all of our Cerezyme and a portion of our Fabrazyme products at our facility in Allston, Massachusetts. A number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

        Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. Any third party we use to manufacture, fill-finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, third party providers may not be readily available on a timely basis. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

We rely on third parties to provide us with materials and services in connection with the manufacture of our products.

        Certain materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish and packaging, are provided by unaffiliated third-party suppliers. In some cases, such materials are specifically cited in our drug application with regulatory authorities so that they must be obtained from that specific source and could not be obtained from another supplier unless and until the applicable authority approved that other supplier. In addition, there may only be one available source for a particular chemical or component. For example, we acquire polyalylamine (PAA), used in the manufacture of Renagel and Welchol, from Cambrex Charles City, Inc., the only source for this material currently qualified in our FDA drug applications for these products. Our suppliers may also be subject to FDA regulations regarding manufacturing practices. We may be unable to manufacture our products in a timely manner or at all if these third-party suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, or labor shortages or disputes.

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third-party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third-party providers and Genzyme. Our inability to coordinate these efforts, the lack of capacity available at the third-party contractor or any other problems with the operations of these third-party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

        The FDA has designated some of our products and product candidates, including Fabrazyme and Myozyme, as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In the past Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. Legislation similar to the Orphan Drug Act has been enacted in countries other than the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect fewer than five out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. If the Orphan Drug Act or other similar legislation is amended to reduce the protections afforded orphan drugs, any approved drugs for which we have been granted exclusive marketing rights may face increased competition, which may decrease the amount of revenue we receive from these products.

        In addition, the United States government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:

  •
  the pricing of healthcare products in the United States or internationally; and

  •
  the amount of reimbursement available from governmental agencies or other third party payors.

        New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and we may need to revise our research and development programs.

Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.

        In the United States and abroad, our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices for such products. Our products that require a prescription in the United States may be available to consumers in markets such as Canada and Mexico without a prescription, which may cause consumers to further seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current U.S. law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit such imports as a mechanism for expanding access to lower priced medicines.

        The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of June 30, 2005, we had $1.6 billion in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

        We have used or intend to use substantial portions of our available cash for:

  •
  product development and marketing;

  •
  business combinations and other strategic business initiatives, including our acquisition of Bone Care;

  •
  expanding existing and constructing additional facilities;

  •
  expanding staff; and

  •
  working capital, including satisfaction of our obligations under capital and operating leases.

        We may further reduce available cash reserves to pay principal and interest on outstanding debt, including our $690.0 million in principal of 1.25% convertible senior notes.

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

        We may also become subject to investigations by government authorities in connection with our business activities. For example, we are currently cooperating with an investigation of Bone Care by the United States Attorney for the Eastern District of New York which was initiated in October 2004, when Bone Care received a subpoena requiring it to provide a wide range of documents related to numerous aspects of its business.

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

        Our international operations accounted for approximately 46% of our consolidated product and service revenues for the six months ended June 30, 2005. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

  •
  longer payment cycles.

        Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

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

        At June 30, 2005, we had $1.0 billion of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

  •
  increasing our vulnerability to adverse changes in general economic and industry conditions; and

  •
  limiting our ability to obtain additional financing for capital expenditures, acquisitions and general corporate and other purposes.

        Our ability to make payments and interest on our indebtedness depends upon our future operating and financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates, equity prices and foreign currency exchange rates. Disclosure related to market risk is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2004 Form 10-K. Our exposure to the risks associated with equity prices and interest rates has not materially changed since December 31, 2004. However, our foreign currency exchange rate risk has increased $12.2 million since December 31, 2004. The increase is primarily due to an increase in the notional amount of foreign exchange forward contracts outstanding. As a result of our worldwide operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. These exposures are reflected in market risk sensitive instruments, including foreign currency receivables and payables, foreign exchange forward contracts and foreign equity holdings.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of June 30, 2005, and (2) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. This case alleges violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix in addition to the state law claims contained in the other cases. The plaintiffs are seeking an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. These negotiations are ongoing. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $3 million during 2004 and 2005, all of which remain in accrued expenses in our consolidated balance sheet as of June 30, 2005. On April 13, 2004, Genzyme Limited filed an application with the Tribunal for permission to appeal to the High Court. The application is still pending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not purchase any shares of our common stock during the second quarter of our 2005 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on May 26, 2005. The following represents the results of the voting on proposals submitted to the shareholders for a vote at the annual meeting. Adoption of the proposals set forth below, except for the election of directors, required the affirmative vote of the majority of the shares of Genzyme Stock properly cast at the meeting. Each director was elected by a plurality of the votes properly cast at the meeting. Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast.

a.
Proposal to elect two directors for a term of office expiring in 2008:

	Number of Votes
Nominee
	For	Withheld
Robert J. Carpenter	216,007,341	6,585,453
	Number of Votes
Nominee
	For	Withheld
Charles L. Cooney	197,043,181	25,549,613

          Each nominee received a plurality of the votes cast, and therefore has been duly elected as a director of Genzyme. The terms of office for Douglas A. Berthiaume, Henry E. Blair, Gail K. Boudreaux, Victor J. Dzau, M.D., Connie Mack III and Henri A. Termeer as directors of Genzyme continued after the annual meeting.

  Dr. Constantine Anagnostopoulos retired from his position as a director of Genzyme when his term expired at this annual meeting. Dr. Anagnostopoulos served on our board of directors for 19 years.

b.
Proposal to amend our 1999 Employee Stock Purchase Plan to increase the number of shares of common stock covered by the plan by 1,000,000 shares.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
169,906,917	27,555,788	1,373,867	23,756,222

  The proposal received a majority of the votes cast, and was adopted.*

c.
Proposal to amend our 2004 Equity Incentive Plan to increase the number of shares of common stock covered by the plan by 10,000,000 shares.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
135,004,749	62,211,061	1,620,763	23,756,221

  The proposal received a majority of the votes cast, and was adopted.*

d.
Proposal to ratify our selection of independent auditors.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
215,464,436	5,573,772	1,554,586	—

  The proposal received a majority of the votes cast, and was adopted.*

e.
Shareholder proposal that the board of directors declassify the board so that all directors are elected annually.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
165,412,290	31,762,934	1,661,349	23,756,221

  The proposal received a majority of the votes cast but was not adopted.

*
For this purpose, abstentions and broker non-votes are not counted.

ITEM 6. EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2005
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

DATE: August 5, 2005

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2005

EXHIBIT INDEX

Exhibit No.		Description
*	3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*	3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed on July 7, 2004.
	10.1	First Amendment to Lease, dated July 26, 1995, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and Massachusetts Turnpike Authority. Filed herewith.
	10.2	Second Amendment to Lease, dated December 22, 1997, to Lease dated June 1, 1992, between Allston Landing Limited Partnership and Massachusetts Turnpike Authority. Filed herewith.
	10.3	Purchase and Supply Agreement, effective as of January 1, 2005, by and between Genzyme and Invitrogen Corporation. Filed herewith.†
	10.4	1997 Equity Incentive Plan, as amended. Filed herewith.
	10.5	Form of Nonstatutory Stock Option for grants under Genzyme's 1998 Director Stock Option Plan, as amended. Filed herewith.
	10.6	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan, as amended. Filed herewith.
	10.7	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan, as amended. Filed herewith.
	10.8	2004 Equity Incentive Plan, as amended. Filed herewith.
	10.9	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan, as amended. Filed herewith.
	10.10	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan, as amended. Filed herewith.
	10.11	1999 Employee Stock Purchase Plan, as amended. Filed herewith.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

†
Confidential treatment has been requested for the deleted portions of Exhibit 10.3.

QuickLinks

GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2005 TABLE OF CONTENTS
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
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2005 SIGNATURES
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, JUNE 30, 2005 EXHIBIT INDEX