Form 10-Q
period 2005-09-30
GENZYME CORP
filed 2005-11-08
CIK 732485

Use these links to rapidly review the document
GENZYME CORPORATION AND SUBSIDIARIES FORM 10-Q, SEPTEMBER 30, 2005 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 0-14680

GENZYME CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	06-1047163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Kendall Street, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of Genzyme Stock outstanding as of October 31, 2005: 258,226,227

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

  •
  estimates of the time and cost associated with completing the development of, obtaining approval for and commercializing the in-process research and development, or IPR&D, we acquired from Bone Care International, Inc., or Bone Care, Verigen AG, or Verigen, and ILEX Oncology, Inc., or ILEX;

  •
  estimates of the future amortization expenses for our intangible assets;

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

  •
  allocation of expenditures related to our research and development programs;

  •
  assessment of the outcome and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

  •
  ability to fund planned operations and capital requirements;

  •
  expected continued adoption of Renagel and Hectorol by nephrologists;

  •
  U.S. and foreign income tax audits, including our provision for liabilities and assessment of the potential financial impact of favorable settlement of these audits or expiration of the applicable statute of limitations;

  •
  assessment of the impact of recent tax legislation, including the American Jobs Creation Act, and recent accounting pronouncements, including Statement of Financial Accounting Standards, or SFAS, No. 151 regarding inventory costs, and SFAS No. 123R regarding expensing of options;

  •
  expected future payments related to employee benefits and leased facilities acquired from Bone Care, Verigen, ILEX, IMPATH Inc., or IMPATH, and SangStat Medical Corporation, or SangStat, and the expected timing of these payments;

  •
  expected future payments related to our acquisition of Verigen;

  •
  assessment of the deductibility of acquired goodwill;

  •
  expected future payments we will pay Wyeth based on the volume of Synvisc sales and the expected effect of such payments on our amortization expenses; and

  •
  estimates of market, equity price, interest rate and foreign exchange risk.

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

  •
  decisions made by the United States District Court, arbitrators for the American Arbitrators Association, the Federal Trade Commission and other judicial bodies and regulatory and dispute resolution authorities;

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

  •
  our ability to successfully integrate Bone Care, Equal Diagnostics, Inc., or Equal Diagnostics, and ILEX;

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

NOTE REGARDING TRADEMARKS

        Genzyme®, Renagel®, Hectorol®, Cerezyme®, Fabrazyme®, Thyrogen®, Synvisc®, Carticel®, Hylaform®, Seprafilm®, Epicel®, IMPATH®, Myozyme® Aldurazyme®, Thymoglobulin®, Lymphoglobuline®, Campath® and MACI® are registered trademarks of Genzyme or its subsidiaries. Sepra™, VERIGEN™ and Clolar™ are trademarks of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$633,605	$505,415	$1,796,165	$1,451,044
Net service sales	69,845	61,327	194,494	150,885
Revenues from research and development contracts	4,613	2,487	15,492	8,139

Total revenues	708,063	569,229	2,006,151	1,610,068

Operating costs and expenses:
Cost of products sold	110,353	110,001	317,655	323,544
Cost of services sold	42,355	44,858	126,396	101,145
Selling, general and administrative	202,002	147,886	580,226	443,956
Research and development	128,000	92,188	364,471	284,374
Amortization of intangibles	50,847	27,657	132,138	81,147
Purchase of in-process research and development	12,700	—	22,200	—

Total operating costs and expenses	546,257	422,590	1,543,086	1,234,166

Operating income	161,806	146,639	463,065	375,902

Other income (expenses):
Equity in income (loss) of equity method investments	940	(4,362)	(1,195)	(12,467)
Minority interest	3,670	1,589	9,221	3,715
Gains (losses) on investment in equity securities	214	(2,706)	5,172	(2,282)
Other	(1,021)	(19)	(828)	(733)
Investment income	8,073	4,566	22,235	17,845
Interest expense	(6,749)	(5,429)	(15,023)	(33,250)

Total other income (expenses)	5,127	(6,361)	19,582	(27,172)

Income before income taxes	166,933	140,278	482,647	348,730
Provision for income taxes	(51,279)	(42,479)	(147,804)	(104,861)

Net income	$115,654	$97,799	$334,843	$243,869

Net income per share:
Basic	$0.45	$0.43	$1.32	$1.08

Diluted	$0.43	$0.41	$1.26	$1.03

Weighted average shares outstanding:
Basic	256,490	228,156	253,499	226,815

Diluted	274,492	244,406	270,823	242,413

Comprehensive income, net of tax:
Net income	$115,654	$97,799	$334,843	$243,869

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,792)	13,388	(106,640)	(1,897)
Gain on affiliate sale of stock	—	—	996	—
Other	119	291	431	743
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	3,236	(659)	(13,179)	(2,798)
Reclassification adjustment for (gains) losses included in net income	281	21	(1,451)	111

Unrealized gains (losses) on securities, net	3,517	(638)	(14,630)	(2,687)

Other comprehensive income (loss)	(4,156)	13,041	(119,843)	(3,841)

Comprehensive income	$111,498	$110,840	$215,000	$240,028

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except par value amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$325,926	$480,198
Short-term investments	123,501	70,994
Accounts receivable, net	600,576	546,613
Inventories	309,769	293,658
Prepaid expenses and other current assets	85,657	79,329
Notes receivable—related parties	2,413	2,399
Deferred tax assets	199,944	160,438

Total current assets	1,647,786	1,633,629
Property, plant and equipment, net	1,294,990	1,310,256
Long-term investments	500,915	528,262
Notes receivable—related parties	7,195	9,491
Goodwill	1,503,660	1,290,916
Other intangible assets, net	1,620,516	1,069,399
Investments in equity securities	137,213	150,253
Other noncurrent assets	69,690	77,215

Total assets	$6,781,965	$6,069,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,995	$88,140
Accrued expenses	427,391	344,063
Income taxes payable	74,734	50,080
Deferred revenue	15,531	12,612
Current portion of long-term debt and capital lease obligations	30,332	129,503

Total current liabilities	616,983	624,398
Long-term debt and capital lease obligations	126,790	120,991
Convertible notes	690,000	690,000
Deferred revenue—noncurrent	13,177	7,716
Deferred tax liabilities	334,018	225,850
Other noncurrent liabilities	20,781	20,310

Total liabilities	1,801,749	1,689,265

Commitments and contingencies (Notes 4,10)
Stockholders' equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	2,575	2,491
Additional paid-in capital	4,602,758	4,217,357
Notes receivable from stockholders	(14,290)	(13,865)
Accumulated earnings (deficit)	222,810	(112,033)
Accumulated other comprehensive income	166,363	286,206

Total stockholders' equity	4,980,216	4,380,156

Total liabilities and stockholders' equity	$6,781,965	$6,069,421

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

GENZYME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$334,843	$243,869
Reconciliation of net income to cash from operating activities:
Depreciation and amortization	212,676	153,580
Provision for bad debts	7,133	8,144
Purchase of in-process research and development	22,200	—
Equity in loss of equity method investments	1,195	12,467
Minority interest	(9,221)	(3,715)
(Gains) losses on investments in equity securities	(5,172)	2,282
Write off of unamortized debt fees	—	5,329
Deferred income tax benefit	(37,244)	(27,885)
Tax benefit from employee stock options	76,180	32,258
Other	4,365	4,419
Increase (decrease) in cash from working capital changes (excluding impact of acquired assets and assumed liabilities):
Accounts receivable	(78,557)	(101,076)
Inventories	(23,936)	7,915
Prepaid expenses and other current assets	(3,874)	1,155
Accounts payable, accrued expenses and deferred revenue	20,256	(21,369)
Income taxes payable	38,366	67,887

Cash flows from operating activities	559,210	385,260

Cash Flows from Investing Activities:
Purchases of investments	(781,512)	(460,324)
Sales and maturities of investments	821,606	892,291
Purchases of equity securities	(6,771)	(3,359)
Proceeds from sales of investments in equity securities	6,091	—
Purchases of property, plant and equipment	(131,940)	(129,255)
Distributions from (investments in) equity investees	1,500	(22,736)
Acquisitions, net of acquired cash	(687,875)	(265,246)
Acquisition of sales and marketing rights	(151,161)	—
Purchases of intangible assets	—	(4,900)
Other	2,630	1,935

Cash flows from investing activities	(927,432)	8,406

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	296,210	104,549
Proceeds from draws on credit facility	350,000	135,000
Payments of debt and capital lease obligations	(452,722)	(614,547)
Bank overdraft	12,689	12,521
Minority interest payable	9,154	4,622
Other	584	962

Cash flows from financing activities	215,915	(356,893)

Effect of exchange rate changes on cash	(1,965)	1,685

Increase (decrease) in cash and cash equivalents	(154,272)	38,458
Cash and cash equivalents at beginning of period	480,198	292,774

Cash and cash equivalents at end of period	$325,926	$331,232

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, MACI, and Carticel; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostics products, and provides testing services for the oncology, prenatal and reproductive markets.

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

  •
  WelChol, an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia, is now included in our bulk pharmaceuticals business unit and as a result, continues to be reported under the caption "Other;" and

  •
  our other drug discovery research and development programs are now included in our corporate science activities under the caption "Corporate."

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

        The following table sets forth our net income data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended, based on the fair value at the grant dates of the awards (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$115,654	$97,799	$334,843	$243,869
Add: employee stock-based compensation included in as reported, net of tax	28	0	28	7
Deduct: pro forma employee stock-based compensation expense, net of tax	(23,704)	(21,151)	(89,296)	(74,219)

Pro forma	$91,978	$76,648	$245,575	$169,657

        The following table sets forth the impact to our historical net income per share data as if compensation expense for our stock-based compensation plans was determined in accordance with SFAS No. 123, as amended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income per share:
Basic:
As reported	$0.45	$0.43	$1.32	$1.08

Pro forma	$0.36	$0.34	$0.97	$0.75

Diluted:
As reported	$0.43	$0.41	$1.26	$1.03

Pro forma	$0.34	$0.32	$0.93	$0.72

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

        SFAS No. 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95."    In December 2004, the FASB issued a revision to SFAS No. 123, also known as SFAS 123R, "Share-Based Payments," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. SFAS 123R allows alternative methods for determining the fair value of share based payments to employees and alternative methods of implementation. In April 2005, the SEC issued a rule that allows companies to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we plan to implement SFAS 123R in the reporting period starting January 1, 2006. We expect that SFAS 123R will have a significant impact on our financial statements. The adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge based on the fair value of all stock-based compensation meeting the criteria outlined in the provisions of SFAS 123R. We have not yet determined which valuation method we will use or the method of implementation.

3. Net Income Per Share

        The following table sets forth our computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income—basic	$115,654	$97,799	$334,843	$243,869
Effect of dilutive securities:
Interest expense and debt fees, net of tax, related to our 1.25% convertible senior notes(1)	1,874	1,874	5,622	5,613

Net income—diluted	$117,528	$99,673	$340,465	$249,482

Shares used in computing net income per common share—basic	256,490	228,156	253,499	226,815
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.25% convertible senior notes(1)	9,686	9,686	9,686	9,686
Stock options(2)	8,304	6,554	7,627	5,902
Warrants and stock purchase rights	12	10	11	10

Dilutive potential common shares	18,002	16,250	17,324	15,598

Shares used in computing net income per common share—diluted(1,2,3)	274,492	244,406	270,823	242,413

Net income per share:
Basic	$0.45	$0.43	$1.32	$1.08

Diluted	$0.43	$0.41	$1.26	$1.03

(1)
Reflects the retroactive application of the provisions of EITF 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The assumed conversion of our $690.0 million in principal of 1.25% convertible senior notes was dilutive for all periods presented.

(2)
We did not include the securities described in the following table in the computation of diluted earnings per share for all periods presented because these securities had an exercise price greater than the average market price per share (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shares issuable upon exercise of outstanding options	481	5,159	1,534	7,845

(3)
We did not retroactively include the potentially dilutive effect of the assumed conversion of our $575.0 million in principal of 3% convertible subordinated debentures in the computation of dilutive earnings per share for the nine months ended September 30, 2004, because we redeemed these debentures for cash in June 2004. The debentures were contingently convertible into approximately 8.2 million shares at an initial conversion price of $70.30 per share.

4. Mergers and Acquisitions

Acquisition of Equal Diagnostics

        In July 2005, we acquired Equal Diagnostics, a privately-held diagnostics company in Exton, Pennsylvania, that formerly served as a distributor for our clinical chemistry reagents. We paid $5.0 million in initial cash payments and issued promissory notes to the three former shareholders of Equal Diagnostics totaling $10.0 million in principal and interest. These notes bear interest at 3.86% and are payable over eight years in equal annual installments commencing on March 31, 2007. In addition to these guaranteed payments, we may be obligated to make additional cash payments of up to an aggregate of approximately $8 million during the period commencing March 31, 2007 and ending March 31, 2014 based upon the gross margin of the acquired business, as defined in the purchase agreement. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 15, 2005, the date of acquisition.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Initial cash payments	$5,000
Present value of notes payable	8,586
Acquisition costs	250

Total purchase price	$13,836

Cash and cash equivalents	$500
Other current assets	3,119
Other noncurrent assets	14
Property, plant and equipment	58
Goodwill	5,344
Other intangible assets (to be amortized over 7 years)	4,850
Assumed liabilities	(49)

Allocated purchase price	$13,836

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $5.3 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes. Pro forma results are not presented for the acquisition of Equal Diagnostics because the acquisition did not have a significant effect on our results of operations.

Acquisition of Bone Care

        In July 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of $712.3 million in cash, including $668.4 million for the outstanding shares of Bone Care's common stock, $39.9 million to buyout options to purchase shares of Bone Care's common stock and restricted stock outstanding on the date of acquisition and approximately $4 million for acquisition costs. Net consideration was $604.3 million as we acquired Bone Care's cash and short-term investments totaling $108.0 million. As part of the transaction, we acquired Hectorol, a line of vitamin D2 pro-hormone products used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage chronic kidney disease, or CKD, which we have added to our renal business. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

        In October 2004, Bone Care was one of seven companies, all of which market treatments, therapies or diagnostics for kidney patients, that received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena required Bone Care to provide a wide range of documents related to numerous aspects of its business and operations. The subpoena included specific requests for documents related to testing for parathyroid hormone levels and vitamin D therapies. Bone Care has cooperated, and we continue to cooperate, with the government's investigation. To our knowledge, no civil or criminal proceedings have been initiated against Bone Care or Genzyme at this time, although we cannot predict when or if any proceedings might be initiated. As a result, we have not recorded any contingent liabilities related to this investigation as of the acquisition date. Any such liabilities that may arise out of this investigation will be recorded in our financial statements, if they become probable and estimable within the next year, as an increase to both the goodwill resulting from, and the liabilities assumed in connection with, our acquisition of Bone Care.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Purchase of 20,254,600 shares of Bone Care common stock	$668,402
Buyout of options to purchase shares of Bone Care common stock and restricted stock	39,943
Acquisition costs	4,000

Total purchase price	$712,345

Cash and cash equivalents	$41,012
Short-term investments	67,015
Accounts receivable	10,499
Inventories	17,500
Deferred tax assets—current	27,631
Other current assets	2,847
Property, plant and equipment	2,895
Goodwill	225,652
Other intangible assets (to be amortized straight-line over 16 years)	504,200
In-process research and development	12,700
Deferred tax assets—noncurrent	13,454
Assumed liabilities:
Deferred tax liabilities	(185,546)
Liabilities for exit activities	(11,141)
Other	(16,373)

Allocated purchase price	$712,345

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $225.7 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities, tax restructuring activities and liabilities that may arise from the government's investigation of Bone Care. Pro forma results are not presented for the acquisition of Bone Care because the acquisition did not have a significant effect on our results of operations.

        In connection with our acquisition of Bone Care, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation or termination of certain Bone Care personnel. These costs have been recognized as liabilities assumed in connection with our acquisition of Bone Care in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to the acquisition of Bone Care (amounts in thousands):

	Employee Related Benefits	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$10,759	$382	$11,141
Payments in 2005	(6,960)	—	(6,960)

Balance at September 30, 2005	$3,799	$382	$4,181

        We expect to pay employee related benefits to the former employees of Bone Care through the second half of 2006.

Acquisition of Verigen AG

        In February 2005, we acquired Verigen, a private company based in Leverkusen, Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) that is currently sold in Europe and Australia. We paid $11.8 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of $38.0 million over the next six years, based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. We acquired approximately 96% of Verigen's outstanding shares in February 2005 and acquired the remaining outstanding shares in August 2005. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from February 8, 2005, the date of acquisition.

        The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Initial cash payments	$11,804
Contingent purchase price liabilities	6,350
Acquisition costs	912

Total purchase price	$19,066

Cash and cash equivalents	$924
Other current assets	4,478
Other noncurrent assets	1,023
Property, plant and equipment	2,673
Other intangible assets (to be amortized over 10 years)	11,965
In-process research and development	9,500
Assumed liabilities:
Deferred tax liability	(4,641)
Liabilities for exit activities	(2,428)
Other	(4,428)

Allocated purchase price	$19,066

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $6.4 million resulting in negative goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," we recorded as a liability, contingent consideration up to the amount of the negative goodwill. If and when contingent payments come due, we will apply the payments against the $6.4 million contingent liability. Contingent payments in excess of $6.4 million, if any, will be recorded as goodwill. During 2005, we paid $0.4 million of contingent payments. As of September 30, 2005, the remaining contingent liability is $6.0 million.

        The allocation of the purchase price remains subject to potential adjustments, including the valuation of acquired tax assets and restructuring liabilities. Pro forma results are not presented for the acquisition of Verigen because the acquisition did not have a significant effect on our results of operations.

        In connection with our acquisition of Verigen, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation or termination of certain Verigen personnel and the closure of certain of Verigen's leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of Verigen in accordance with EITF 95-3 and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to the acquisition of Verigen (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$975	$1,327	$126	$2,428
Payments in 2005	(328)	(87)	(49)	(464)
Adjustments(1)	(57)	(85)	(7)	(149)

Balance at September 30, 2005	$590	$1,155	$70	$1,815

(1)
Represents foreign currency revaluation adjustments because the liabilities for exit activities are denominated in Euros.

        We expect to pay employee related benefits to the former employees of Verigen and make payments related to leased facilities of Verigen through the first half of 2006.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in all of these territories except Greece. We began selling Synvisc directly to end-users in Greece effective July 1, 2005. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth in 2005 and $0.3 million of acquisition costs, of which $0.2 million were paid in 2005. We also accrued contingent payments to Wyeth totaling $45.1 million during 2005, of which $30.0 million had been paid as of September 30, 2005. Distribution agreements (a component of other intangible assets, net) in our consolidated balance sheet as of September 30, 2005 include a total of $166.4 million for the initial and contingent payments (made or accrued) as of that date. We will make a series of additional contingent payments to Wyeth based on the volume of Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

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

        The reacquired Synvisc distribution rights qualify as an asset rather than an acquired business. As a result, we do not provide pro forma results for our reacquisition of the Synvisc distribution rights.

Acquisition of ILEX Oncology

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

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We also recorded an estimated tax liability of $47.5 million related to the integration of ILEX. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $464.0 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and tax restructuring activities.

        In connection with our acquisition of ILEX, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation or termination of certain ILEX personnel and the closure of certain of ILEX's leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of ILEX in accordance with EITF 95-3 and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to our acquisition of ILEX (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$4,900	$216	$214	$5,330
Payments in 2004	—	(140)	(5)	(145)

Balance at December 31, 2004	4,900	76	209	5,185
Revision of estimate	828	—	9,808	10,636
Payments in 2005	(4,327)	(52)	(162)	(4,541)

Balance at September 30, 2005	$1,401	$24	$9,855	$11,280

        In June 2005, we accrued a $9.8 million liability related to the termination of a development contract we assumed in connection with our acquisition of ILEX. The payment was recorded as a $6.9 million increase to goodwill, net of tax, and a $9.8 million increase to accrued expenses.

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

        In connection with the acquisition of these assets, we initiated an integration plan to consolidate and restructure certain functions and operations, including the relocation or termination of certain personnel and the closure of certain of the facilities leased by these business units of IMPATH. These costs have been recognized as liabilities assumed in connection with the purchase of the IMPATH assets in accordance with EITF 95-3. The following table summarizes the liabilities established for exit activities related to this acquisition (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities	Total Exit Activities
Recorded at acquisition date	$1,434	$36	$1,470
Payments in 2004	(447)	(4)	(451)

Balance at December 31, 2004	987	32	1,019
Payments in 2005	(614)	(27)	(641)

Balance at September 30, 2005	$373	$5	$378

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

        In connection with the acquisition of SangStat, we initiated an integration plan to consolidate and restructure certain functions and operations of SangStat, including the relocation or termination of certain SangStat personnel and the closure of certain of SangStat's leased facilities. These costs have been recognized as liabilities assumed in connection with the purchase of SangStat in accordance with

EITF 95-3. The following table summarizes the liabilities established for exit activities related to the acquisition of SangStat (amounts in thousands):

	Employee Related Benefits	Closure of Leased Facilities(1)	Other Exit Activities	Total Exit Activities
Recorded at acquisition date	$7,118	$2,561	$49	$9,728
Revision of estimate	1,315	(233)	257	1,339
Payments in 2003	(831)	—	—	(831)

Balance at December 31, 2003	7,602	2,328	306	10,236
Revision of estimate	(455)	(320)	(184)	(959)
Payments in 2004	(5,454)	(1,408)	(122)	(6,984)

Balance at December 31, 2004	1,693	600	—	2,293
Payments in 2005	(684)	(192)	—	(876)

Balance at September 30, 2005	$1,009	$408	$—	$1,417

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

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Total revenues	$576,500	$1,635,451

Net income (loss)	$87,936	$(43,881)

Net income (loss) per share:
Basic	$0.36	$(0.18)

Diluted	$0.34	$(0.18)

Weighted average shares outstanding:
Basic	246,614	245,273

Diluted	263,191	245,273

5. Inventories

	September 30, 2005	December 31, 2004
	(Amounts in thousands)
Raw materials	$70,394	$65,000
Work-in-process	84,013	79,747
Finished products	155,362	148,911

Total	$309,769	$293,658

        We capitalize inventory produced for commercial sale, which may result in the capitalization of inventory prior to regulatory approval. If a product is not approved for sale, it would likely result in the write-off of the inventory and a charge to earnings. Our total inventories included $15.0 million at September 30, 2005 and $5.6 million at December 31, 2004, of Myozyme inventory, primarily consisting of finished goods, which has not yet been approved for sale. We submitted marketing applications for Myozyme in the European Union in December 2004 and in the United States in July 2005.

6. Goodwill and Other Intangible Assets

  Goodwill

        The following table contains the changes in our net goodwill during the nine months ended September 30, 2005 (amounts in thousands):

	As of December 31, 2004	Acquisitions	Adjustments	As of September 30, 2005
Renal(1)	$76,753	$225,652	$—	$302,405
Therapeutics	354,709	—	—	354,709
Transplant(2)	132,111	—	(3,600)	128,511
Biosurgery	7,585	—	—	7,585
Diagnostics/Genetics(3,4)	240,005	5,344	(7)	245,342
Other(4,5)	479,753	—	(14,645)	465,108

Goodwill, net	$1,290,916	$230,996	$(18,252)	$1,503,660

(1)
Includes the goodwill resulting from the acquisition of Bone Care in July 2005.

(2)
Includes the goodwill resulting from the acquisition of SangStat in September 2003. We recorded $3.6 million of adjustments to the SangStat goodwill in the nine months ended September 30, 2005 related to the reversal of a tax reserve.

(3)
Includes the goodwill resulting from the acquisition of Equal Diagnostics in July 2005.

(4)
The adjustments to goodwill include foreign currency revaluation adjustments for goodwill denominated in foreign currencies.

(5)
Includes the goodwill resulting from the acquisition of ILEX in December 2004. We recorded $14.5 million of adjustments to the ILEX goodwill in the nine months ended September 30, 2005, consisting of a decrease of $21.8 million related to the true-up of deferred taxes and an increase of

  $7.3 million related to revisions of estimates of liabilities related to exit activities, of which $6.9 million, net of tax, represents a charge to terminate a development contract.

        We completed the annual impairment tests for our $1.5 billion of net goodwill in the third quarter of 2005, as provided by SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that none of the goodwill allocated to our reporting units was impaired and, therefore, no impairment charges were required. We are required to perform impairment tests related to our goodwill under SFAS No. 142 annually, which we perform in the third quarter, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

  Other Intangible Assets

        The following table contains information on our other intangible assets for the periods presented (amounts in thousands):

	As of September 30, 2005			As of December 31, 2004
	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets	Gross Other Intangible Assets	Accumulated Amortization	Net Other Intangible Assets
Technology(1)	$1,499,265	$(278,548)	$1,220,717	$1,011,068	$(206,194)	$804,874
Patents	183,360	(67,895)	115,465	183,360	(57,403)	125,957
Trademarks	60,227	(24,761)	35,466	60,227	(20,754)	39,473
License fees	44,704	(15,286)	29,418	44,789	(12,592)	32,197
Distribution agreements (2)	180,342	(34,242)	146,100	14,075	(7,038)	7,037
Customer lists(3)	108,082	(36,178)	71,904	83,578	(25,444)	58,134
Other	2,081	(635)	1,446	11,420	(9,693)	1,727

Total	$2,078,061	$(457,545)	$1,620,516	$1,408,517	$(339,118)	$1,069,399

(1)
Includes core technology valued at:

•
$11.9 million resulting from the acquisition of Verigen in February 2005. The value assigned to this technology will be amortized over its estimated useful life of 10 years; and

•
$480.5 resulting from the acquisition of Bone Care in July 2005. The value assigned to this technology will be amortized over its estimated useful life of 16 years.

(2)
Includes $166.4 million in intangible assets resulting from the reaquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

(3)
Includes customer lists valued at:

•
$23.7 million resulting from the acquisition of Bone Care. The value assigned to this customer list will be amortized over its estimated useful life of 1.5 years; and

•
$4.9 million resulting from the acquisition of Equal Diagnostics in July 2005. The values assigned to the acquired customer list and customer database will be amortized over their estimated useful lives, both of which are 7 years.

        All of our other intangible assets are amortized over their estimated useful lives. Total amortization expense for our other intangible assets was:

  •
  $50.8 million for the three months ended September 30, 2005;

  •
  $27.7 million for the three months ended September 30, 2004;

  •
  $132.1 million for the nine months ended September 30, 2005; and

  •
  $81.1 million for the nine months ended September 30, 2004.

        The estimated future amortization expense for other intangible assets as of September 30, 2005, for the remainder of fiscal year 2005, and the five succeeding fiscal years is as follows (amounts in thousands):

Year Ended December 31,	Estimated Amortization Expense(1)
2005 (remaining three months)	$49,646
2006	187,502
2007	174,565
2008	178,263
2009	189,417
2010	203,325

(1)
Includes estimated future amortization expense for the Synvisc distribution rights based on the forecasted future sales of Synvisc and the resulting future contingent payments we will be required to make. These contingent payments will be recorded as intangible assets when the payments are accrued.

7. Investments in Equity Securities

        In April 2005, we sold our entire investment in the common stock of Theravance, Inc., or Theravance, for $4.5 million in cash. Our investment in Theravance had a zero cost basis and, as a result, we recorded a gain of $4.5 million in gains (losses) on investments in equity securities in our consolidated statements of operations in April 2005 related to this sale.

        We review the carrying value of each of our strategic investments in equity securities on a quarterly basis for potential impairment.

        At September 30, 2005, our stockholders' equity includes $33.9 million of unrealized gains and $1.4 million of unrealized losses related to our investments in strategic equity securities. None of these unrealized losses have been below our cost basis for more than one year.

8. Joint Venture with BioMarin

        We formed BioMarin/Genzyme LLC to develop and market Aldurazyme for the treatment of MPS I. We record our portion of the income (loss) of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations. Our portion of BioMarin/Genzyme LLC's net income (loss) was:

  •
  $2.5 million of net income for the three months ended September 30, 2005, as compared to $2.6 million of net loss for the same period of 2004; and

  •
  $4.2 million of net income for the nine months ended September 30, 2005, as compared to $9.2 million of net loss for the same period of 2004.

        Condensed financial information for BioMarin/Genzyme LLC is summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$20,122	$10,332	$55,201	$26,968
Gross profit	13,794	6,497	37,165	17,186
Operating expenses	(8,912)	(11,737)	(29,110)	(35,861)
Net income (loss)	4,966	(5,195)	8,270	(18,589)

9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

        In December 2003, we entered into a three year $350.0 million revolving credit facility, maturing in December 2006. As of December 31, 2004, $100.0 million in principal remained outstanding under this facility. In January 2005, we repaid the entire $100.0 million in principal outstanding under the credit facility. In June 2005, we drew down $350.0 million under this facility, to finance a portion of the cash consideration for the acquisition of Bone Care. In August 2005, we repaid $290.0 million in principal and in September 2005, we repaid the remaining $60.0 million in principal drawn under our revolving credit facility. As of September 30, 2005, no amounts remained outstanding under our revolving credit facility. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 4.22% at September 30, 2005. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

Capital Lease

        We had a capital lease obligation related to our administrative offices in Waltham, Massachusetts that required us to make interest-only lease payments of $2.1 million per year through October 31, 2005, the end of the lease term. On October 31, 2005, we exercised our option to purchase the building and improvements for a purchase price equal to the total amount funded by the lessor of $25.0 million, plus $0.5 million of accrued interest and an insignificant amount of other closing costs.

10. Other Commitments and Contingencies

Legal Proceedings

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In November 2005, the plaintiffs in this case dropped all of the claims alleged in the initial complaint relating to the issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. Discovery in this case is ongoing. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the Office of Fair Trading, or OFT, in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $2 million during 2004 and 2005. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the $11 million initial, and $2 million additional liabilities we recorded in 2003, 2004 and 2005. Genzyme Limited has decided not to appeal this decision.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in Chinese hamster ovary, or CHO, cells, which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner, BioMarin, uses to manufacture Aldurazyme. This new patent was issued by the United States Patent and Trademark Office, or USPTO, in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for a summary judgment was scheduled for November 2004; however, Columbia rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in this litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiff's main claim for lack of subject matter jurisdiction. In August 2005, the parties entered into a settlement agreement, resulting in a dismissal of the entire case.

        We are not able to predict the outcome of our pending legal proceedings or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the tracking stock litigation, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

11. Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(51,279)	$(42,479)	21%	$(147,804)	$(104,861)	41%
Effective tax rate	31%	30%		31%	30%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales and domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign tax rate differential.

In addition, our effective tax rate for the three months ended September 30, 2005 varies from the U.S. statutory tax rate due to a $12.7 million non-deductible charge for IPR&D recorded in the third quarter of 2005 in connection with our acquisition of Bone Care. Our effective tax rate for the nine months ended September 30, 2005 varies from the U.S. statutory tax rate due to $22.2 million of non-deductible charges for IPR&D, of which $9.5 million was recorded in the first quarter of 2005 in connection with our acquisition of Verigen and $12.7 million was recorded in the third quarter of 2005 related to our acquisition of Bone Care.

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

        The components of net pension expense for the three and nine months ended September 30, 2005 and 2004 are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$740	$605	$2,265	$1,833
Interest cost	684	567	2,096	1,714
Expected return on plan assets	(792)	(670)	(2,424)	(2,030)
Amortization and deferral of actuarial loss	208	148	636	449

Net pension expense	$840	$650	$2,573	$1,966

        At December 31, 2004, we recorded net prepaid benefit costs of $5.0 million related to our defined benefit pension plans. For the nine months ended September 30, 2005, we contributed $2.0 million to our pension plan in the United Kingdom. We anticipate making approximately $0.9 million of additional contributions to this plan in 2005 to satisfy our annual funding obligation.

13. Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we present segment information in a manner consistent with the method we use to report this information to our management. Applying SFAS No. 131, we have five reporting segments as described in Note 1., "Description of Business," to these financial statements. As described in Note 1. above, effective January 1, 2005, as a result of changes in how we review our business, we re-allocated the programs of our former drug discovery and development business unit, formerly reported under the caption "Other," amongst several of our existing reporting segments and business units as follows:

  •
  our tolevamer research and development program is now included in our Renal reporting segment;

  •
  our deferitrin (iron chelator) research and development program is now included in our Therapeutics reporting segment;

  •
  WelChol is now included in our bulk pharmaceuticals business unit and as a result, continues to be reported under the caption "Other;" and

  •
  our other drug discovery research and development programs are now included in our corporate science activities under the caption "Corporate."

We have reclassified our 2004 segment disclosures to conform to our 2005 presentation.

        The following table provides information concerning the operations in our reporting segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Renal(1)	$121,007	$93,308	$321,257	$264,448
Therapeutics	337,811	282,377	985,456	813,968
Transplant	34,124	41,272	100,320	114,001
Biosurgery(1)	92,802	56,756	260,135	164,038
Diagnostics/Genetics(1)	84,670	77,582	240,560	201,422
Other(1)	37,160	17,255	96,953	49,972
Corporate(1)	489	679	1,470	2,219

Total	$708,063	$569,229	$2,006,151	$1,610,068

Income (loss) before income taxes:
Renal(1)	$5,573	$29,112	$58,710	$67,312
Therapeutics	191,457	154,486	549,325	428,408
Transplant	1,533	(2,421)	(6,728)	(15,550)
Biosurgery(1)	9,778	3,047	7,376	4,115
Diagnostics/Genetics(1)	(601)	(7,447)	(8,229)	(8,558)
Other(1)	(21,244)	(6,920)	(61,705)	(24,876)
Corporate(1,2)	(19,563)	(29,579)	(56,102)	(102,121)

Total	$166,933	$140,278	$482,647	$348,730

(1)
The results of operations of acquired companies and assets and the amortization expense related to acquired intangible assets are included in segment results beginning on the date of acquisition.

  Charges for IPR&D related to these acquisitions are included in segment results in the year of acquisition. Acquisitions completed from January 1, 2004 to September 30, 2005 are:

Acquisition	Date Acquired	Business Segment(s)	IPR&D Charge
Equal Diagnostics	July 15, 2005	Diagnostics/Genetics	None
Bone Care	July 1, 2005	Renal/Corporate	$12.7 million
Verigen	February 8, 2005	Biosurgery/Corporate	$9.5 million
Synvisc sales and marketing rights from Wyeth	January 6, 2005	Biosurgery	None
ILEX	December 20, 2004	Other	$254.5 million
Pathology/oncology testing assets of IMPATH	May 1, 2004	Diagnostics/Genetics	None
Alfigen	February 21, 2004	Diagnostics/Genetics	None
(2)
Loss before income taxes for Corporate consists primarily of interest income, interest expense and other income and expense items that we do not specifically allocate to a particular segment.

  Segment Assets

        The following table provides information concerning the assets of our reporting segments (amounts in thousands):

	September 30, 2005	December 31, 2004
Segment Assets(1):
Renal(2)	$1,346,831	$616,979
Therapeutics	960,227	949,168
Transplant	370,802	408,090
Biosurgery(3,4)	460,988	294,715
Diagnostics/Genetics(5)	478,570	464,870
Other	761,497	797,352
Corporate(6)	2,403,050	2,538,247

Total	$6,781,965	$6,069,421

(1)
Assets for our five reporting segments and Other include primarily accounts receivable, inventory and certain fixed and intangible assets, including goodwill.

(2)
Includes $804.7 million of assets resulting from our acquisition of Bone Care in July 2005.

(3)
Includes $20.1 million of assets resulting from our acquisition of Verigen in February 2005.

(4)
In January 2005, we reacquired, from Wyeth, the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. We began selling Synvisc directly to end-users in Greece effective July 1, 2005. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth in 2005 and $0.3 million of acquisition costs, of which $0.2 million were paid in 2005. We also accrued contingent payments to Wyeth totaling $45.1 million during 2005, of which $30.0 million had been paid as of

  September 30, 2005. The $121.3 million purchase price, including acquisition costs, and the $45.1 million of contingent payments accrued at September 30, 2005, were recorded as intangible assets in our consolidated balance sheet as of September 30, 2005.

(5)
Includes $13.4 million of assets resulting from our acquisition of Equal Diagnostics in July 2005.

(6)
Includes the assets related to our corporate, general and administrative operations, and corporate science activities that we do not allocate to a particular segment, including cash, cash equivalents, short-and long-term investments, net property, plant and equipment and deferred tax assets. Includes $108.0 million of cash and investments resulting from our acquisition of Bone Care in July 2005.

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, MACI and Carticel; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes in vitro diagnostic products and provides testing services for the oncology, prenatal and reproductive markets.

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

  •
  WelChol, an adjunctive therapy for the reduction of elevated LDL cholesterol in patients with primary hypercholesterolemia, is now included in our bulk pharmaceuticals business unit and, as a result, continues to be reported under the caption "Other;" and

  •
  our other drug discovery research and development programs are now included in our corporate science activities under the caption "Corporate."

We have reclassified our 2004 segment disclosures to conform to our 2005 presentation.

MERGERS AND ACQUISITIONS

Acquisition of Equal Diagnostics

        In July 2005, we acquired Equal Diagnostics, a privately-held diagnostics company in Exton, Pennsylvania, that formerly served as a distributor for our clinical chemistry reagents. We paid $5.0 million in initial cash payments and issued promissory notes to the three former shareholders of Equal Diagnostics totaling $10.0 million in principal and interest. These notes bear interest at 3.86% and are payable over eight years in equal annual installments commencing on March 31, 2007. In addition to these guaranteed payments, we may be obligated to make additional cash payments of up to an aggregate of approximately $8 million during the period commencing March 31, 2007 and ending March 31, 2014 based upon the gross margin of the acquired business, as defined in the purchase agreement. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 15, 2005, the date of acquisition.

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $5.3 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes.

Acquisition of Bone Care

        In July 2005, we acquired Bone Care, a publicly-held specialty pharmaceutical company based in Middleton, Wisconsin with a focus on nephrology. We paid gross consideration of $712.3 million in cash, including $668.4 million for outstanding shares of Bone Care's common stock, $39.9 million to buyout options to purchase shares of Bone Care's common stock and restricted stock outstanding on the date of acquisition, and approximately $4 million for acquisition costs. Net consideration was $604.3 million as we acquired Bone Care's cash and short-term investments totaling $108.0 million. As part of the transaction, we acquired Hectorol, a line of vitamin D2 pro-hormone products used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD, which we have added to our renal business. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from July 1, 2005, the date of acquisition.

        In October 2004, Bone Care was one of seven companies, all of which market treatments, therapies or diagnostics for kidney patients, that received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena required Bone Care to provide a wide range of documents related to numerous aspects of its business and operations. The subpoena included specific requests for documents related to testing for parathyroid hormone levels and vitamin D therapies. Bone Care has cooperated, and we continue to cooperate, with the government's investigation. To our knowledge, no civil or criminal proceedings have been initiated against Bone Care or Genzyme at this time, although we cannot predict when or if any proceedings might be initiated. As a result, we have not recorded any contingent liabilities related to this investigation as of the acquisition date. Any such liabilities that may arise out of this investigation will be recorded in our financial statements, if they become probable and estimable within the next year, as an increase to both the goodwill resulting from, and the liabilities assumed in connection with, our acquisition of Bone Care.

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $225.7 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities, tax restructuring activities and liabilities that may arise from the government's investigation of Bone Care.

Acquisition of Verigen

        In February 2005, we acquired Verigen, a private company based in Leverkusen, Germany with a proprietary cell therapy product for cartilage repair (referred to as MACI) that is currently sold in Europe and Australia. We paid $11.8 million in initial cash payments and may be obligated to make additional cash payments of up to an aggregate of $38.0 million over the next six years, based upon the achievement of development and commercial milestones relating to regulatory approval and commercialization of MACI in the United States, as well as contingent payments on worldwide sales of that product. We acquired approximately 96% of Verigen's outstanding shares in February 2005 and acquired the remaining outstanding shares in August 2005. We accounted for the acquisition as a purchase and accordingly, included its results of operations in our consolidated statements of operations from February 8, 2005, the date of acquisition.

        The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $6.4 million resulting in negative goodwill. Pursuant to SFAS No. 142, we recorded as a liability, contingent consideration up to the amount of the negative goodwill. If and when contingent payments come due, we will apply the payments against the $6.4 million contingent liability. Contingent payments in excess of $6.4 million, if any, will be recorded as goodwill. During 2005, we paid $0.4 million of contingent payments. As of September 30, 2005, the remaining contingent liability is $6.0 million.

        The allocation of the purchase price remains subject to potential adjustments, including the valuation of acquired tax assets and restructuring liabilities.

Acquisition of Synvisc Sales and Marketing Rights from Wyeth

        In January 2005, we consummated an arrangement with Wyeth under which we reacquired the sales and marketing rights to Synvisc in the United States, as well as Germany, Poland, Greece, Portugal and the Czech Republic. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in all of these territories except Greece. We began selling Synvisc directly to end-users in Greece effective July 1, 2005. In exchange for the sales and marketing rights, we paid a total of $121.0 million in cash to Wyeth in 2005 and $0.3 million of acquisition costs, of which $0.2 million were paid in 2005. We also accrued contingent payments to Wyeth totaling $45.1 million during 2005, of which $30.0 million had been paid as of September 30, 2005. Distribution agreements (a component of other intangible assets, net) in our consolidated balance sheet as of September 30, 2005 includes a total of $166.4 million for the initial and contingent payments (made and accrued) as of that date. We will make a series of additional contingent payments to Wyeth based on the volume of

Synvisc sales in the covered territories. These contingent payments could extend out to June 2012, or could total a maximum of $293.7 million, whichever comes first.

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

        The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We also recorded an estimated tax liability of $47.5 million related to the integration of ILEX. The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $464.0 million, which was allocated to goodwill. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

        The allocation of the purchase price remains subject to potential adjustments, including adjustments for liabilities associated with certain exit activities and tax restructuring activities.

Acquisition of Physician Services and Analytical Services Business Units of IMPATH

        In May 2004, we acquired substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH, a national medical testing provider, for total cash consideration of $215.3 million, including acquisition costs. We accounted for the acquisition as a purchase and accordingly, included the results of operations related to these business units in our consolidated statements of operations from May 1, 2004, the date of acquisition. The purchase price is subject to adjustment based upon the completion of a post-closing assessment of the working capital of the acquired business units as of April 30, 2004.

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

REVENUES

        The components of our total revenues are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Product revenue	$633,605	$505,415	25%	$1,796,165	$1,451,044	24%
Service revenue	69,845	61,327	14%	194,494	150,885	29%

Total product and service revenue	703,450	566,742	24%	1,990,659	1,601,929	24%
Research and development revenue	4,613	2,487	85%	15,492	8,139	90%

Total revenues	$708,063	$569,229	24%	$2,006,151	$1,610,068	25%

Product Revenue

        We derive product revenue from sales of:

  •
  Renal products, including Renagel for the reduction of elevated serum phosphorus levels in end-stage renal disease patients on hemodialysis, bulk sevelamer and Hectorol for the treatment of secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD;

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

  •
  Biosurgery products, including orthopaedic products, such as Synvisc and the Sepra line of products, such as Seprafilm;

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

        The following table sets forth our product revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Renal:
Renagel (including sales of bulk sevelamer)	$106,869	$93,308	15%	$307,119	$264,448	16%
Hectorol	14,138	—	N/A	14,138	—	N/A

Total Renal	121,007	93,308	30%	321,257	264,448	21%

Therapeutics:
Cerezyme	238,329	208,378	14%	700,233	620,719	13%
Fabrazyme	79,076	57,996	36%	223,526	145,719	53%
Thyrogen	18,503	15,428	20%	56,917	45,723	24%
Other Therapeutics	1,903	575	231%	3,991	1,807	121%

Total Therapeutics	337,811	282,377	20%	984,667	813,968	21%

Transplant:
Thymoglobulin/Lymphoglobuline	32,434	28,342	14%	93,231	78,614	19%
Other Transplant	1,677	12,669	(87)%	7,059	35,126	(80)%

Total Transplant	34,111	41,011	(17)%	100,290	113,740	(12)%

Biosurgery:
Synvisc	57,747	24,630	134%	160,541	74,513	115%
Sepra products	17,025	15,085	13%	50,776	44,876	13%
Other Biosurgery	7,647	11,138	(31)%	20,860	23,837	(12)%

Total Biosurgery	82,419	50,853	62%	232,177	143,226	62%

Diagnostics/Genetics:
Diagnostic Products	25,302	21,667	17%	74,289	67,954	9%
Other Diagnostics/Genetics	—	288	(100)%	—	599	(100)%

Total Diagnostics/Genetics	25,302	21,955	15%	74,289	68,553	8%

Other product revenue	32,955	15,911	107%	83,485	47,109	77%

Total product revenue	$633,605	$505,415	25%	$1,796,165	$1,451,044	24%

Renal

        Sales of Renagel, including sales of bulk sevelamer, the raw material used to formulate Renagel, increased 15% to $106.9 million for the three months ended September 30, 2005, as compared to the same periods of 2004, primarily due to a $9.1 million increase in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe.

        Sales of Renagel, including sales of bulk sevelamer, increased 16% to $307.1 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to a $34.2 million increase in the nine month period in net sales related to increased customer volume, driven primarily by increased end-user demand in the United States and Europe and a 3% increase in the average exchange rate for the Euro against the U.S. dollar for the nine months ended

September 30, 2005, as compared to the same periods of 2004, which positively impacted Renagel revenue by $2.4 million for the nine month period.

        Sales of Renagel, including sales of bulk sevelamer, were 17% of our total product revenue for both the three and nine months ended September 30, 2005 as compared to 18% for both the three and nine months ended September 30, 2004.

        Our acquisition of Bone Care on July 1, 2005 expanded our Renal product offerings with the addition of Hectorol, a complimentary product to Renagel used to treat secondary hyperparathyroidism in patients on dialysis and those with earlier stage CKD. Bone Care's operations are being integrated into our Renal business, and our sales representatives have begun selling Hectorol to nephrologists in the United States. Sales of Hectorol were $14.1 million for both the three and nine months ended September 30, 2005, reflecting sales beginning on July 1, 2005.

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

        In addition, our ability to effectively manage wholesaler inventories and the levels of compliance with the inventory management programs we implemented for Renagel with our wholesalers in 2002 which will expire this year, and our ability to enter into similar arrangements with our Hectorol wholesalers, could impact the revenue from our Renal reporting segment that we record from period to period.

Therapeutics

        Therapeutics product revenue increased 20% to $337.8 million for the three months ended and 21% to $984.7 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to continued growth in sales of Cerezyme, Fabrazyme and Thyrogen.

        The 14% growth in sales of Cerezyme to $238.3 million for the three months ended and 13% to $700.2 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, is attributable to our continued identification of new Gaucher disease patients, particularly in international markets. Our price for Cerezyme has remained consistent from period to period. Although we expect Cerezyme to continue to be a substantial contributor to revenue in the future, it is a mature product, and as a result, we do not expect that the current new patient growth trend will continue. The average exchange rate for the Euro against the U.S. dollar for the three month period had little effect on the sales of Cerezyme during that period. However, the 3% increase in the average exchange rate for the Euro against the U.S. dollar for the nine months ended September 30, 2005, as compared to the same period of 2004, positively impacted sales of Cerezyme by $6.9 million for the nine month period.

        Our results of operations are highly dependent on sales of Cerezyme and a reduction in revenue from sales of this product would adversely affect our results of operations. Sales of Cerezyme were approximately 38% of our total product revenue for the three months ended September 30, 2005, and 39% of our total product revenue for the nine months ended September 30, 2005. Revenue from Cerezyme would be impacted negatively if competitors developed additional alternative treatments for Gaucher disease, and the alternative products gained commercial acceptance, if our marketing activities are restricted, or if coverage, pricing or reimbursement is limited. Although orphan drug status for Cerezyme, which provided us with exclusive marketing rights for Cerezyme in the United States, expired in May 2001, we continue to have patents protecting our method of manufacturing Cerezyme until 2010 and the composition of Cerezyme as made by that process until 2013. The expiration of market exclusivity and orphan drug status will likely subject Cerezyme to increased competition, which may decrease the amount of revenue we receive from this product or the growth of that revenue. We are aware of companies that have initiated efforts to develop competitive products, and other companies may do so in the future. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend upon our ability to effectively develop and market our products against those of our competitors" in this report.

        The 36% increase to $79.1 million for the three months ended and the 53% increase to $223.5 million for the nine months ended September 30, 2005 in sales of Fabrazyme, as compared to the same periods of 2004, were primarily attributable to increased patient identification worldwide as Fabrazyme is introduced into new markets.

        The sales of Thyrogen increased 20% to $18.5 million for the three months ended and 24% to $56.9 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to worldwide volume growth.

Transplant

        Transplant product revenue decreased 17% to $34.1 million for the three months ended and 12% to $100.3 million for the nine months ended September 30, 2005 as compared to the same periods of 2004. The decreases are primarily due to a $9.7 million decrease for the three month period and a $29.2 million decrease for the nine month period in sales of Gengraf, which we co-promoted with Abbott Laboratories under an agreement that expired on December 31, 2004. The decrease is partially offset by a $3.6 million increase for the three month period and a $12.1 million increase for the nine month period in sales of Thymoglobulin as a result of increased utilization of Thymoglobulin in transplant procedures.

        We expect sales of Thymoglobulin to increase, driven primarily by a continued entry into new geographical markets, together with an overall growth in solid organ and living donor renal transplants. Thymoglobulin competes with several other products and our future sales may be impacted negatively by these products. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products against those of our competitors" in this report.

Biosurgery

        Biosurgery's product revenue increased 62% to $82.4 million for the three months ended and increased 62% to $232.2 million for the nine months ended September 30, 2005, as compared to the same periods of 2004. The increases were largely attributable to a $33.1 million increase for the three month period and a $86.0 million increase for the nine month period in sales of Synvisc, primarily due to our reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. Upon closing this transaction, we began to record revenue from sales of Synvisc to end-users in the United States, as well as Germany, Poland, Portugal and the Czech Republic. We began selling Synvisc directly to end-users in Greece effective July 1, 2005. We are aware of several products that compete with Synvisc, several companies that have initiated efforts to develop competitive products and several companies that market products designed to relieve the pain of osteoarthritis. These products could have an adverse effect on future sales of Synvisc. We discuss these competitors under the heading "Factors Affecting Future Operating Results—Our future success will depend on our ability to effectively develop and market our products against those of our competitors" included in this report.

Diagnostics/Genetics

        Diagnostics/Genetics product revenue increased 15% to $25.3 million for the three months ended September 30, 2005, as compared to the same period of 2004. The increase was attributable to a 25%, or $3.1 million, increase in clinical chemistry revenue due to additional sales resulting from our acquisition of Equal Diagnostics in July 2005.

        Diagnostics/Genetics product revenue increased 8% to $74.3 million for the nine months ended September 30, 2005, as compared to the same period of 2004. The increase was attributable to a 13%, or $4.8 million, increase in clinical chemistry revenue due to additional sales resulting from our acquisition of Equal Diagnostics in July 2005 and as a result of higher order volume by several large customers. Revenue from sales of infectious disease testing products increased 11% to $15.0 million for the nine month period primarily due to revenues received under a distribution agreement that went into effect during the first quarter of 2004.

Other Product Revenue

        Other product revenue increased 107% to $33.0 million for the three months ended and 77% to $83.5 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to a 46% increase to $23.2 million for the three month period and a 24% increase to $58.6 million for the nine month period in sales of bulk pharmaceuticals. These increases are primarily due to an increased demand for liquid crystals. Additionally, bulk sales of and royalties earned on Welchol increased 90% to $10.6 million for the three month period and 38% to $23.0 million for the nine month period due to an increased demand from our U.S. marketing partner, Sankyo Pharma, Inc. Other product revenue includes a $9.7 million increase for the three month period and a $24.8 million increase for the nine month period in oncology revenue due to the addition of sales from two oncology products, Campath and Clolar, that we acquired in the ILEX transaction in December 2004.

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

        The following table sets forth our service revenues on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Biosurgery	$10,382	$5,676	83%	$27,814	$17,962	55%
Diagnostics/Genetics	59,368	55,627	7%	166,271	132,869	25%
Other service revenue	95	24	296%	409	54	657%

Total service revenue	$69,845	$61,327	14%	$194,494	$150,885	29%

        Service revenue attributable to our Biosurgery reporting segment increased 83% to $10.4 million for the three months ended and 55% to $27.8 million for the nine months ended September 30, 2005, as compared to the same periods of 2004. The increase for both periods is primarily due to the addition of sales from MACI, which we acquired in the Verigen transaction in February 2005.

        Service revenue attributable to our Diagnostics/Genetics reporting segment increased 7% to $59.4 million for the three months ended and 25% to $166.3 million for the nine months ended September 30, 2005, as compared to the same periods of 2004. The increase in both periods is primarily attributable to:

  •
  additional service revenue resulting from our acquisition of substantially all of the pathology/oncology testing assets of IMPATH in May 2004;

  •
  continued growth in the prenatal screening and diagnosis market; and

  •
  increased sales of DNA testing services, primarily due to growth in the cystic fibrosis screening and diagnosis market.

International Product and Service Revenue

        A substantial portion of our revenue is generated outside of the United States. The following table provides information regarding the change in international product and service revenue as a percentage of total product and service revenue during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
International product and service revenue	$303,957	$245,873	24%	$897,810	$715,648	25%
% of total product and service revenue	43%	43%		45%	45%

        The 24% increase to $304.0 million for the three months ended and the 25% increase to $897.8 million for the nine months ended September 30, 2005 in international product and service revenue as compared to the same periods of 2004, is primarily due to:

  •
  a $46.3 million increase for the three month period and a $152.4 million increase for the nine month period in the combined international sales of Renagel, Cerezyme, Fabrazyme and Thyrogen; and

  •
  a 3% increase in the average exchange rate for the Euro against the U.S. dollar for the nine months ended September 30, 2005, as compared to the same period of 2004, which positively impacted total product and service revenue by $13.8 million for the nine month period. There was little change in the average exchange rate for the Euro against the U.S. dollar for the three month period.

Research and Development Revenue

        The following table sets forth our research and development revenue on a segment basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Therapeutics	$—	$—	N/A	$789	$—	N/A
Transplant	13	261	(95)%	30	261	(89)%
Biosurgery	1	227	(100)%	144	2,850	(95)%
Other	4,110	1,344	206%	13,059	2,832	361%
Corporate	489	655	(25)%	1,470	2,196	(33)%

Total research and development revenue	$4,613	$2,487	85%	$15,492	$8,139	90%

        Other research and development revenue increased $2.8 million for the three months ended and $10.2 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to $1.6 million for the three month period and $5.3 million for the nine month period of additional revenue resulting from research and development work related to Campath that we performed on behalf of Schering AG under agreements we assumed in connection with our acquisition of ILEX in December 2004. These increases were partially offset by a decrease in Biosurgery research and development revenue primarily due to the completion in 2004 of a development program for Hylaform and reimbursements received from Wyeth in 2004 for development projects associated with Synvisc, for which there are no comparable amounts in 2005 due to the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005.

MARGINS

        The components of our total margins are described in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Product margin	$523,252	$395,414	32%	$1,478,510	$1,127,500	31%
% of total product revenue	83%	78%		82%	78%
Service margin	$27,490	$16,469	67%	$68,098	$49,740	37%
% of total service revenue	39%	27%		35%	33%
Total product and service gross margin	$550,742	$411,883	34%	$1,546,608	$1,177,240	31%
% of total product and service revenue	78%	73%		78%	73%

Product Margin

        Our overall product margin increased $127.8 million, or 32%, for the three months ended and $351.0 million, or 31%, for the nine months ended September 30, 2005, as compared to the same periods in 2004. This is primarily due to:

  •
  a $33.1 million, or 134%, increase for the three month period and a $86.0 million, or 115%, increase for the nine month period in sales of Synvisc resulting from our reacquisition of Synvisc sales and marketing rights from Wyeth in January 2005. Upon closing this transaction with Wyeth, we began to record revenue from sales of Synvisc to end-users in the United States, as well as in Germany, Poland, Portugal, the Czech Republic and, as of July 1, Greece; and

  •
  improved margins for Renagel, Cerezyme and Fabrazyme due to increased sales and increased utilization of capacity at our global manufacturing facilities.

Service Margin

        Our overall service margin increased $11.0 million, or 67%, for the three months ended and $18.4 million, or 37%, for the nine months ended September 30, 2005, as compared to the same periods in 2004. This is primarily due to a $4.7 million, or 83%, increase for the three month period and a $9.9 million, or 55%, increase for the nine month period in the sales of Biosurgery services as well as a $3.7 million, or 7%, increase for the three month period and a $33.4 million, or 25%, increase for the nine month period in sales of Diagnostics/Genetics services. Total service margin as a percent of total service revenue increased for both the three and nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to increased sales of higher margin Biosurgery services such as MACI and Carticel, which offset increased sales of lower margin testing services attributable to our acquisition of substantially all of the pathology/oncology testing assets related to the Physician Services and Analytical Services business units of IMPATH in May 2004.

OPERATING EXPENSES

Selling, General and Administrative Expenses

        The following table provides information regarding the change in SG&A during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Selling, general and administrative expenses	$202,002	$147,886	37%	$580,226	$443,956	31%

        SG&A increased $54.1 million for the three months ended and $136.3 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to increases in sales and marketing expenses of:

  •
  $10.3 million for the three month period and $14.6 for the nine month period for Renal products due to our acquisition of Bone Care in July 2005;

  •
  $7.1 million for the three month period and $23.4 million for the nine month period for Therapeutics products, primarily due to increased spending for Cerezyme, Fabrazyme, Thyrogen and Myozyme;

  •
  $16.0 million for the three month period and $40.1 million for the nine month period for Biosurgery products and services, primarily due to the additional expenses related to the Synvisc sales force we assumed from Wyeth, and because we now perform all marketing for Synvisc in the United States, as well as Germany, Poland, Portugal, the Czech Republic and, as of July 1, 2005, Greece;

  •
  $0.8 million for the three month period and $4.9 million for the nine month period for Diagnostics/Genetics, primarily due to our acquisitions of Equal Diagnostics in July 2005 and substantially all of the pathology/oncology testing assets of IMPATH in May 2004; and

  •
  $2.2 million for the three month period and $5.0 million for the nine month period in Other sales and marketing expenses, primarily due to the increase in expenses for our oncology business as a result of our acquisition of ILEX in December 2004.

Research and Development Expenses

        The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Research and development expenses	$128,000	$92,188	39%	$364,471	$284,374	28%

        Research and development expenses increased $35.8 million for the three months ended and $80.1 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to:

  •
  a $10.9 million increase for the three month period and a $24.4 million increase for the nine month period in spending on Renal research and development programs due to our acquisition of Bone Care in July 2005 and to a $5.0 million charge recorded in the three and nine months ended September 30, 2005 for the collaboration with RenaMed Biologics, Inc., or RenaMed, for which there was no comparative charge for the same periods of 2004;

  •
  an $8.9 million increase for the three month period and a $16.2 million increase for the nine month period in spending on Therapeutics research and development programs; and

  •
  a $15.6 million increase for the three month period and a $36.6 million increase for the nine month period in spending on Other research and development programs due to our acquisition of ILEX in December 2004.

        As a result of our increased focus on oncology research and development, costs related to our Other research and development programs are likely to represent an increased percentage of our overall research and development expenses in the future.

Amortization of Intangibles

        The following table provides information regarding the change in our amortization of intangibles expense during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Amortization of intangibles	$50,847	$27,657	84%	$132,138	$81,147	63%

        Amortization of intangibles expense increased by $23.2 million for the three months and $51.0 million for the nine months ended September 30, 2005, as compared to the same periods of 2004,

primarily due to additional amortization expense attributable to the intangible assets acquired in connection with our acquisitions of Bone Care and Equal Diagnostics in July 2005, Verigen in February 2005, as well as the reacquisition of the Synvisc sales and marketing rights from Wyeth in January 2005. In addition, amortization of intangibles expense for the nine months ended September 30, 2005 includes nine months of amortization expense related to the intangible assets attributable to our acquisition of substantially all of the pathology/oncology testing assets of IMPATH in May 2004, as compared to five months for the same period of 2004.

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

Purchase of In-Process Research and Development

        In connection with four of our acquisitions since 2003, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired from Bone Care, Verigen, ILEX and SangStat will need to complete a series of clinical trials, and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected.

Bone Care

        In connection with our acquisition of Bone Care, we acquired IPR&D related to LR-103, a vitamin D therapeutic candidate that is an active metabolite of Hectorol. In biological models, this product candidate is readily absorbed after oral delivery and circulates through the bloodstream to tissues which respond to vitamin D hormones. Bone Care has conducted early stage research of LR-103 in a variety of indications.

        As of the date this transaction closed, this project had not reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D and charged to expense in our consolidated statements of operations in September 2005, $12.7 million, representing the portion of the purchase price attributable to this project.

        Management assumes responsibility for determining the IPR&D valuation. The fair value assigned to purchased IPR&D was estimated by discounting, to present value, the cash flows expected to result from the project once it has reached technological feasibility. We used a discount rate of 24.5% and cash flows that have been probability-adjusted to reflect the risks of advancement through the product approval process. In estimating future cash flows, we also considered other tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D project and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

        As of September 30, 2005, we estimated that it will take approximately 6 years and an investment of approximately $15 million to complete the development of, obtain approval for and commercialize LR-103.

Verigen

        In connection with our February 2005 acquisition of Verigen, we have acquired IPR&D related to MACI, a proprietary approach to cartilage repair.

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

        As of September 30, 2005, we estimated that it will take approximately six years and an investment of approximately $33 million to complete the development of, obtain approval for and commercialize MACI in the United States.

ILEX

        In connection with our December 2004 acquisition of ILEX, we have acquired IPR&D related to three development projects, Campath (for indications other than B-cell chronic lymphocytic leukemia), Clolar and tasidotin hydrochloride.

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

        As of September 30, 2005, we estimated that it will take approximately three to six years and an investment of approximately $121 million to complete the development of, obtain approval for and commercialize Campath for non-Hodgkin's lymphoma, multiple sclerosis and other cancer and noncancer indications. We estimated that it will take approximately three to six years and an investment of approximately $67 million to complete the development of, obtain approval for and commercialize Clolar for hematologic cancer, solid tumor and additional pediatric acute leukemia indications. We estimated that it will take approximately five years and an investment of approximately $25 million to complete the development of, obtain approval for and commercialize tasidotin.

SangStat

        In connection with our acquisition of SangStat, we acquired IPR&D related to two projects, RDP58 and cyclosporine capsule. RDP58 is a novel inhibitor of several inflammatory cytokines. Cyclosporine capsule is a smaller-size formulation of generic cyclosporine, an immunosuppressive agent. As of the acquisition date, neither project had reached technological feasibility nor had an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations in September 2003, $158.0 million, representing the portion of the purchase price attributable to these two projects, of which $138.0 million was attributable to RDP58 and $20.0 million was attributable to cyclosporine capsule.

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

        We are not currently pursuing any internal development of RDP58, and no further internal development is planned for this program.

        Although we received marketing authorization for both the 25mg and 100mg cyclosporine capsules in a European country in March 2004, we terminated our license for cyclosporine capsules effective April 2005.

OTHER INCOME AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Equity in income (loss) of equity method investments	$940	$(4,362)	(122)%	$(1,195)	$(12,467)	(90)%
Minority interest	3,670	1,589	131%	9,221	3,715	148%
Gains (losses) on investment in equity securities	214	(2,706)	(108)%	5,172	(2,282)	(327)%
Other	(1,021)	(19)	5,274%	(828)	(733)	13%
Investment income	8,073	4,566	77%	22,235	17,845	25%
Interest expense	(6,749)	(5,429)	24%	(15,023)	(33,250)	(55)%

Total other income (expenses)	$5,127	$(6,361)	(181)%	$19,582	$(27,172)	(172)%

Equity in Income (Loss) of Equity Method Investments

        Under this caption, we record our portion of the results of our joint ventures with BioMarin, Diacrin, Inc. and Medtronic, Inc., and our investments in Peptimmune, Inc. and Therapeutic Human Polyclonals, Inc.

        Previously, our equity in income (loss) of equity method investments was a net loss, of which the largest component was our portion of the net losses from our joint venture with BioMarin. However, this joint venture became profitable in the first quarter of 2005 due to increased sales of Aldurazyme. As a result, we recorded income of $2.5 million for the three months ended September 30, 2005 and

$4.2 million for the nine months ended September 30, 2005, representing our portion of the net income of the joint venture for those periods, as compared to charges of $2.6 million for the three months ended September 30, 2004 and $9.2 million for the nine months ended September 30, 2004, representing our portion of the net losses of the joint venture for the same periods of 2004.

Minority Interest

        As a result of our adoption of FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities," we have consolidated the results of Dyax-Genzyme LLC, and Excigen Inc. Our consolidated balance sheet as of September 30, 2005 includes assets of $0.6 million related to Dyax-Genzyme LLC, substantially all of which is lab equipment net of its associated accumulated depreciation. We have recorded Dyax's portion of this joint venture's losses as minority interest in our consolidated statements of operations. The results of Excigen were not significant.

Gains (Losses) on Investments in Equity Securities

        Gains (losses) on investments in equity securities for the nine months ended September 30, 2005 includes a $4.5 million gain on the sale of our investment in the common stock of Theravance, which we recorded in our consolidated statement of operations in April 2005 for which there was no comparable amount in 2004. A $2.9 million impairment charge was recorded in the three and nine months ended September 30, 2004 in connection with our investment in MacroGenics, Inc., or MacroGenics, for which there is no comparable amount in the same periods of 2005.

Investment Income

        Our investment income increased 77% to $8.1 million for the three months ended September 30, 2005, as compared to the same period of 2004, primarily due to an increase in the average portfolio yield and higher average cash balances. Our investment income increased 25% to $22.2 million for the nine months ended September 30, 2005, as compared to the same period of 2004, primarily due to an increase in the average portfolio yield. This increase was offset, in part, by lower average cash balances and an increase in the realized losses on our U.S. investment portfolio.

Interest Expense

        Our interest expense increased 24% to $6.7 million for the three months ended September 30, 2005, as compared to the same period of 2004, primarily due to additional interest expense resulting from the $350.0 million in principal drawn under our revolving credit facility in 2005 to fund a portion of the cash consideration for the acquisition of Bone Care, of which $290.0 million was repaid in August 2005 and $60.0 million was repaid in September 2005. Our interest expense decreased 55% to $15.0 million for the nine months ended September 30, 2005, as compared to the same periods of 2004, primarily due to $17.9 million of interest expense and charges related to the redemption of our $575.0 million in principal of 3% convertible subordinated debentures for cash in June 2004 for which there are no similar amounts in the same period of 2005, including $8.3 million of interest expense, a charge of $4.3 million for the premium paid upon redemption and a charge of $5.3 million to write off the unamortized debt fees associated with these debentures. This decrease was offset, in part, by $1.2 million of additional interest expense for the nine months ended September 30, 2005 related to the $350.0 million in principal drawn under our revolving credit facility to fund the acquisition of Bone Care.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease) % Change			Increase/ (Decrease) % Change
	2005	2004		2005	2004
	(Amounts in thousands, except percentage data)
Provision for income taxes	$(51,279)	$(42,479)	21%	$(147,804)	$(104,861)	41%
Effective tax rate	31%	30%		31%	30%

        Our effective tax rate for all periods presented varies from the U.S. statutory tax rate as a result of:

  •
  our provision for state income taxes;

  •
  the tax benefits from export sales and domestic production activities;

  •
  benefits related to tax credits; and

  •
  the foreign tax rate differential.

In addition, our effective tax rate for the three months ended September 30, 2005 varies from the U.S. statutory tax rate due to a $12.7 million non-deductible charge for IPR&D recorded in the third quarter of 2005 in connection with our acquisition of Bone Care. Our effective tax rate for the nine months ended September 30, 2005 varies from the U.S. statutory tax rate due to $22.2 million of non-deductible charges for IPR&D, of which $9.5 million was recorded in the first quarter of 2005 in connection with our acquisition of Verigen and $12.7 million was recorded in the third quarter of 2005 related to our acquisition of Bone Care.

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

B. LIQUIDITY AND CAPITAL RESOURCES

        We continue to generate cash from operations. At September 30, 2005, we had cash, cash equivalents and short- and long-term investments of $950.3 million, as compared to cash, cash equivalents and short- and long-term investments of $1.1 billion at December 31, 2004. The decrease is primarily due to $971.1 million of cash used to fund acquisitions and capital expenditures, which exceeded $855.5 million of cash generated by operations and proceeds from exercises under our employee stock plans.

        The following is a summary of our statements of cash flows for the nine months ended September 30, 2005 and 2004.

Cash Flows from Operating Activities

        Cash flows from operating activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net cash provided by operating activities before tax benefit from employee stock options and working capital changes	$530,775	$398,490
Tax benefit from employee stock options	76,180	32,258
Decrease in cash from working capital changes (excluding impact of acquired assets and assumed liabilities)	(47,745)	(45,488)

Cash flows from operating activities	$559,210	$385,260

        Cash provided by operating activities increased $174.0 million, or 45%, for the nine months ended September 30, 2005, as compared to the same period of 2004, primarily due to strong earnings and higher non-cash charges. In addition, the tax benefit from employee stock options increased $43.9 million, or 136%, for the first nine months of 2005, as compared to the same period of 2004.

Cash Flows from Investing Activities

        Cash flows from investing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash flows from investing activities:
Net sales of investments, including investments in equity securities	$39,414	$428,608
Purchases of property, plant and equipment	(131,940)	(129,255)
Distributions from (investments in) equity investees	1,500	(22,736)
Acquisitions, net of acquired cash	(687,875)	(265,246)
Acquisition of sales and marketing rights	(151,161)	—
Other investing activities	2,630	(2,965)

Cash flows from investing activities	$(927,432)	$8,406

        For the nine months ended September 30, 2005, net sales of investments, including investments in equity securities, provided $39.4 million in cash and we received a $1.5 million cash distribution from our joint venture with BioMarin. For the same period, acquisitions and capital expenditures accounted for significant cash outlays for investing activities. For the nine months ended September 30, 2005, we used:

  •
  $687.9 million in cash for the acquisitions of Bone Care, Equal Diagnostics and Verigen, net of acquired cash, and $151.2 million in cash for our reacquisition of the Synvisc sales and marketing rights from Wyeth; and

  •
  $131.9 million in cash to fund the purchase of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and the United States.

        For the nine months ended September 30, 2004, net sales of investments, including investments in equity securities, provided $428.6 million in cash. For the same period, acquisitions and capital expenditures accounted for significant cash outlays for investing activities. For the nine months ended September 30, 2004, we used:

  •
  $265.2 million in cash for the acquisitions of Alfigen and substantially all of the assets related to the Physician Services and Analytical Services business units of IMPATH;

  •
  $129.3 million in cash to fund purchases of property, plant and equipment, primarily related to the ongoing expansion of our manufacturing capacity in the Republic of Ireland, the United Kingdom, Belgium and the United States, ongoing tenant improvements at our corporate headquarters facility in Cambridge, Massachusetts and expenditures related to other manufacturing expansions and relocations; and

  •
  $22.7 million to fund our equity method investments.

Cash Flows from Financing Activities

        Our cash flows from financing activities are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of common stock	$296,210	$104,549
Proceeds from draw on credit facility	350,000	135,000
Payments of debt and capital lease obligations	(452,722)	(614,547)
Bank overdraft	12,689	12,521
Minority interest payable	9,154	4,622
Other financing activities	584	962

Cash flows from financing activities	$215,915	$(356,893)

        For the nine months ended September 30, 2005, financing activities generated $668.6 million of cash, primarily due to $350.0 million of proceeds drawn under our revolving credit facility that matures in 2006 and $296.2 million of proceeds from the issuance of common stock under our stock plans, offset partially by $452.7 million in cash utilized to repay debt and capital lease obligations.

        For the nine months ended September 30, 2004, financing activities generated $257.7 million of cash primarily due to $104.5 million of proceeds from the issuance of common stock under our stock plans and $135.0 million drawn under our revolving credit facility that matures in 2006. This was offset by $614.5 million in cash utilized to repay debt and capital lease obligations, including $575.0 million of cash used to redeem our 3% convertible subordinated debentures and $11.3 million to repay a 6.5% convertible note due March 29, 2004 in favor of UBS AG London, which we assumed in September 2003 in connection with the acquisition of SangStat.

Revolving Credit Facility

        In December 2003, we entered into a three year $350.0 million revolving credit facility, maturing in December 2006. As of December 31, 2004, $100.0 million in principal remained outstanding under this facility. In January 2005, we repaid the entire $100.0 million in principal outstanding under the credit facility. In June 2005, we drew down $350.0 million under this facility, to finance a portion of the cash consideration for the acquisition of Bone Care. In August 2005, we repaid $290.0 million in principal and in September 2005, we repaid the remaining $60.0 million in principal drawn under our revolving credit facility. As of September 30, 2005, no amounts remained outstanding under our revolving credit facility. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin, which was 4.22% at September 30, 2005. The terms of our revolving credit facility include various covenants, including financial covenants that require us to meet minimum liquidity and interest coverage ratios and to meet maximum leverage ratios. We currently are in compliance with these covenants.

Capital Lease

        We had a capital lease obligation related to our administrative offices in Waltham, Massachusetts that required us to make interest-only lease payments of $2.1 million per year through October 31, 2005, the end of the lease term. On October 31, 2005, we exercised our option to purchase the building and improvements for a purchase price equal to the total amount funded by the lessor of $25.0 million, plus $0.5 million of accrued interest and an insignificant amount of other closing costs.

Contractual Obligations

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Liquidity and Capital Resources" in Exhibit 13.1 to our 2004 Form 10-K. Excluding the following changes in our contractual obligations, all described above, there have been no material changes to our contractual obligations since December 31, 2004:

  •
  contingent payments to:

  •
  Wyeth for the reacquisition of the Synvisc sales and marketing rights;

  •
  Verigen upon achievement of development and commercial milestones relating to MACI;

  •
  the former shareholders of Equal Diagnostics;

  •
  the $350.0 million of additional proceeds drawn and the $450.0 million of principal repaid under our revolving credit facility; and

  •
  the $25.0 million paid on October 31, 2005 to satisfy the capital lease obligation related to our administrative offices in Waltham, Massachusetts.

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

        In addition, we have several outstanding legal proceedings. Involvement in investigations and litigations can be expensive and a court or administrator may ultimately require that we pay expenses and damages. As a result of legal proceedings, we also may be required to pay fees to a holder of proprietary rights in order to continue certain operations. We have provided detail on certain pending legal proceedings in the notes to our financial statements and under the heading "Legal Proceedings" in Item 1. to Part II of this report.

        To satisfy these and other commitments, we may have to obtain additional financing. We cannot guarantee that we will be able to obtain any additional financing, extend any existing financing arrangement or obtain either on favorable terms.

Off-Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing arrangements. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries. In addition, we have joint ventures and certain other arrangements that are focused on research, development, and the commercialization of products. Entities falling within the scope of FIN 46 are included in our consolidated statements of operations if we qualify as the primary beneficiary. Entities not subject to consolidation under FIN 46 are accounted for under the equity method of accounting if our ownership percent exceeds 20% or if we exercise significant influence over the entity. We account for our portion of the losses of these entities in the line item "Equity in loss of equity method investments" in our statements of operations. We also acquire companies in which we agree to pay contingent consideration based on attaining certain thresholds.

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

        SFAS No. 123R, "Share-Based Payment, an amendment of FASB Statement Nos. 123 and 95."    In December 2004, the FASB issued SFAS 123R, "Share-Based Payments," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. SFAS 123R allows alternative methods for determining the fair value of share based payments to employees and alternative methods of implementation. In April 2005, the SEC issued a rule that allows companies to implement SFAS 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we plan to implement SFAS 123R in the reporting period starting January 1, 2006. We expect that SFAS 123R will have a significant impact on our financial statements. The adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge based on the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. We have not yet determined which valuation method we will use or the method of implementation.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Our financial results are highly dependent on sales of Cerezyme.

        We generate a significant portion of our revenue from sales of Cerezyme, our enzyme-replacement product for patients with Gaucher disease. Sales of Cerezyme totaled $700.2 million for the nine months ended September 30, 2005, representing approximately 39% of our consolidated product revenue for the first nine months of 2005. Because our business is highly dependent on Cerezyme, negative trends in revenue from this product could have a significant adverse effect on our operations and cause the value of our securities to decline substantially. We will lose revenue if alternative treatments gain commercial acceptance, if our marketing activities are restricted, or if reimbursement is limited. In addition, the patient population with Gaucher disease is not large. Because a significant percentage of that population already uses Cerezyme, opportunities for future sales growth are constrained. Furthermore, changes in the methods for treating patients with Gaucher disease, including treatment protocols that combine Cerezyme with other therapeutic products or reduce the amount of Cerezyme prescribed, could limit growth, or result in a decline, in Cerezyme sales.

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

        The human healthcare products and services industry is extremely competitive. Other organizations, including pharmaceutical, biotechnology, device and diagnostic testing companies, have developed and are developing products and services to compete with our products, services, and product candidates. If doctors, patients or payors prefer these competitive products or services or these competitive products or services have superior safety, efficacy, pricing or reimbursement characteristics, we will have difficulty maintaining or increasing the sales of our products and services.

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

        The examples above are illustrative. Almost all of our products and services face competition. Furthermore, the field of biotechnology is characterized by significant and rapid technological change. Discoveries by others may make our products or services obsolete. For example, competitors may develop approaches to treating lysosomal storage disorders (LSDs) that are more effective or less expensive than our products and product candidates. Because a significant portion of our revenue is derived from products that address this class of diseases and a substantial portion of our expenditures is devoted to developing new therapies for this class of diseases, such a development would have a material negative impact on our operations. Furthermore, our recent acquisitions of ILEX and certain of the pathology/oncology testing assets of IMPATH, reflect our commitment to the oncology area. Many pharmaceutical and biotechnology companies are pursuing programs in this area, and these organizations may develop approaches that are superior to ours.

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

        Furthermore, legislatures, including the U.S. Congress, occasionally discuss implementing broad-based measures to contain healthcare costs. If third party reimbursement is further constrained, or if legislation is passed to contain healthcare costs, our profitability and financial condition could suffer. For example, the Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. Reimbursement changes resulting from the MMA may negatively affect product sales of some of our marketed products. Previously, the "average wholesale price" (AWP) mechanism was the basis of Medicare Part B payment for physician-administered drugs and biologics. Effective January 1, 2005, this changed to an "average sales price" (ASP) methodology under the MMA. Under the new ASP methodology, Thyrogen, Synvisc and our LSD products are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its ASP (sometimes referred to as "ASP + 6%"). As a result, reimbursement rates for these products may be lower than 2004 reimbursement rates, in particular, because the ASP methodology deducts sales incentives offered to healthcare providers from the sale prices used to calculate ASP, a deduction that was not made to AWP. For 2005, Hectorol for injection is reimbursed based on an "average acquisition price" determined by the Centers for Medicare and Medicaid Services (CMS). However, CMS recently announced its intention, beginning in January 2006, to reimburse Hectorol for injection under an ASP-based methodology pursuant to the Part B reimbursement rule for 2006. Due to this expected change in reimbursement methodology for injectable Hectorol, reimbursement rates for this product will no longer be fixed for the entire year, but will be determined quarterly (as is the case with all drugs and biologics reimbursed under the ASP-based methodology). Accordingly, reimbursement rates will fluctuate quarterly and are currently uncertain.

        Under the MMA, Medicare coverage for Renagel and Hectorol capsules will be available for the first time beginning in 2006. Medicare Part D, which applies to Renagel and Hectorol capsules, will be administered by private vendors under contract with the U.S. government. Each vendor will establish its own Part D formulary for prescription drug coverage and pricing, which the vendor may modify from time-to-time. We are therefore unable to predict how many vendors will cover Renagel and Hectorol capsules and on what terms.

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

        Professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases may publish guidelines or recommendations to the health care and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products and products of our competitors. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. In addition, the perception by the investment community or shareholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market price for our common stock. Our success also depends on our ability to educate patients and healthcare providers about our products and their uses. If these education efforts are not effective, then we may not be able to increase the sales of our existing products or successfully introduce new products to the market.

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

        Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. Any third party we use to manufacture, fill-finish or package our products to be sold must also be licensed by the applicable regulatory authorities. As a result, alternative third party providers may not be readily available on a timely basis. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

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

        We also source some of our manufacturing, fill-finish, packaging and distribution operations to third-party contractors. The manufacture of products, fill-finish, packaging and distribution of our products requires successful coordination among these third-party providers and Genzyme. Our inability to coordinate these efforts, the lack of capacity available at a third-party contractor or any other problems with the operations of these third-party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

        Furthermore, payments we make under these arrangements may exacerbate fluctuations in our financial results. In addition, under some of our strategic alliances, we make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners, as we did with Cambridge Antibody Technology Group plc and MacroGenics in 2003 and RenaMed in June 2005. Our strategic equity investments are subject to market fluctuations, access to capital and other business events, such as initial public offerings, the completion of clinical trials and regulatory approvals, which can impact the value of these investments. As a result, if any of our strategic equity investments decline in value and remain below cost for an extended duration, we may incur financial statement charges related to the decline in value of that investment.

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

        The FDA has designated some of our products and product candidates, including Fabrazyme and Myozyme, as orphan drugs under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In the past Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. Legislation similar to the Orphan Drug Act has been enacted in jurisdictions other than the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect fewer than five out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. If the Orphan Drug Act or other similar legislation is amended to reduce the protections afforded orphan drugs, any approved drugs for which we have been granted exclusive marketing rights may face increased competition, which may decrease the amount of revenue we receive from these products.

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

        In the United States and abroad, almost all of our products are subject to competition from lower-priced versions of our products and competing products from other countries where government price controls or other market dynamics result in lower prices for such products. Our products that require a prescription in the United States may be available to consumers in markets such as Canada, Mexico, Taiwan and the Middle East without a prescription, which may cause consumers to further seek out these products in these lower priced markets. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere that target American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current U.S. law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit such imports as a mechanism for expanding access to lower priced medicines.

        The importation of lower-priced versions of our products into the United States and other markets adversely affects our profitability. This impact could become more significant in the future.

We may require significant additional financing, which may not be available to us on favorable terms, if at all.

        As of September 30, 2005, we had $950.3 million in cash, cash equivalents and short- and long-term investments, excluding investments in equity securities.

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

        We also rely upon trade secrets, proprietary know-how, and continuing technological innovation to remain competitive. We attempt to protect this information with security measures, including the use of confidentiality agreements with employees, consultants, and corporate collaborators. These individuals may breach these agreements and any remedies available to us may be insufficient to compensate for our damages. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

We may be required to license technology from competitors or others in order to develop and commercialize some of our products and services, and it is uncertain whether these licenses would be available.

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

        We are also currently involved in litigation matters and investigations that do not involve intellectual property claims and may be subject to additional actions in the future. For example, we are currently defending several lawsuits brought in connection with the elimination of our tracking stock in June 2003, some of which claim considerable damages. Also, the federal government, state governments and private payors are investigating and have begun to file actions against numerous pharmaceutical and biotechnology companies, including Genzyme, alleging that the companies have overstated prices in order to inflate reimbursement rates. Domestic and international enforcement authorities also have instituted actions under health care "fraud and abuse" laws, including anti-kickback and false claims statutes. Moreover, individuals who use our products or services, including our diagnostic products and genetic testing services, sometimes bring product and professional liability claims against us or our subsidiaries.

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

        Our international operations accounted for approximately 45% of our consolidated product and service revenues for the nine months ended September 30, 2005. We expect that international product and service sales will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in a number of subsidiaries outside of the United States, primarily in the European Union, Latin America and Japan. Our international sales and operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

        At September 30, 2005, we had $699.6 million of outstanding indebtedness, excluding capital leases. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to potential loss from financial market risks that may occur as a result of changes in equity prices, interest rates and foreign currency exchange rates.

Market Risk

        We are exposed to potential loss from exposure to market risks represented principally by changes in equity prices, interest rates and foreign exchange rates. At September 30, 2005, we held various derivative contracts in the form of foreign exchange forwards and an interest rate swap. The derivatives contain no leverage or option features. We also held a number of other financial instruments, including investments in marketable securities, and have issued various debt securities.

Equity Price Risk

        We hold investments in a limited number of U.S. and European equity securities. Equity price risk is estimated as the potential loss in the fair value that would result from a hypothetical 10% adverse change in the equity prices of these investments. We estimate that our equity price risk has not materially changed since December 31, 2004.

Interest Rate Risk

        We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include short- and long-term investment in fixed income securities. Other exposures to interest rate risk include fixed rate convertible debt, a fixed rate interest rate swap and fixed rate debt. To estimate the potential loss due to changes in interest rates we performed a sensitivity analysis using an instantaneous adverse change in interest rates of 100 basis points across the yield curve. We estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis point) increase in interest rates to be $9.3 million as of September 30, 2005, as compared to $17.6 million as of December 31, 2004. The decrease is primarily due to a decrease in interest rate sensitivity of our $690.0 million in principal 1.25% convertible notes and the capital lease for our corporate headquarters in Cambridge, Massachusetts, which has a remaining principal balance of $122.3 million at September 30, 2005. These decreases were offset, in part, by an increase in sensitivity on our fixed income investment portfolio.

Foreign Exchange Risk

        As a result of the global scope of our business operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro, British pound and Japanese yen. These exposures are reflected in market risk sensitive instruments, including foreign currency receivables and payables, foreign exchange forward contracts and foreign equity holdings. As of September 30, 2005, we estimate the potential loss in fair value of our foreign currency exposures that would result from a hypothetical 10% adverse change in exchange rates to be $12.3 million, as compared to $2.6 million as of December 31, 2004. The increase is primarily due to an increase in the notional amount of foreign exchange contracts outstanding, which increased 133% to $184.0 million at September 30, 2005.

        We incorporate by reference our disclosure related to market risk which is set forth under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk" in Exhibit 13.1 to our 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (1) our disclosure controls and procedures were effective as of September 30, 2005, and (2) no change in internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In November 2005, the plaintiff, in this case dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. Discovery in this case is ongoing. We believe each of these cases is without merit and continue to defend against them vigorously.

        On March 27, 2003, the OFT in the United Kingdom issued a decision against our wholly-owned subsidiary, Genzyme Limited, finding that Genzyme Limited held a dominant position and abused that dominant position with no objective justification by pricing Cerezyme in a way that excludes other delivery/homecare service providers from the market for the supply of home delivery and homecare services to Gaucher patients being treated with Cerezyme. In conjunction with this decision, the OFT imposed a fine on Genzyme Limited and required modification to its list price for Cerezyme in the United Kingdom. Genzyme Limited appealed this decision to the Competition Appeal Tribunal. On May 6, 2003, the Tribunal issued an order that stayed the OFT's decision, but required Genzyme Limited to provide a homecare distributor a discount of 3% per unit during the appeal process. The Tribunal issued its judgment on Genzyme Limited's appeal on March 11, 2004, rejecting portions of the OFT's decision and upholding others. The Tribunal found that the list price of Cerezyme should not be reduced, but that Genzyme Limited must negotiate a price for Cerezyme that will allow homecare distributors an appropriate margin. The Tribunal also reduced the fine imposed by the OFT for violation of U.K. competition laws. In response to the Tribunal's decision, we recorded an initial liability of approximately $11 million in our 2003 financial statements and additional liabilities totaling approximately $2 million during 2004 and 2005. Genzyme Limited and the OFT were unable to negotiate a price for Cerezyme for homecare distributors and, as a result, on September 29, 2005, the Tribunal issued a ruling establishing the discount to be provided by Genzyme Limited to homecare distributors at 7.2%, which approximates the figure used to calculate the $11 million initial, and $2 million additional liabilities, we recorded in 2003, 2004 and 2005. Genzyme Limited has decided not to appeal this decision.

        In June 2003, we filed suit in U.S. District Court for the District of Massachusetts, as co-plaintiff with Biogen IDEC and Abbott Laboratories against Columbia University seeking a declaration that Columbia's U.S. Patent 6,455,275 is invalid. The patent relates to the manufacture of recombinant proteins in CHO cells which are the cells we use to manufacture Cerezyme, Fabrazyme and Thyrogen, and which our joint venture partner, BioMarin, uses to manufacture Aldurazyme. This new patent was issued by the USPTO in September 2002 from a family of patents and patent applications originally filed in 1980. We are licensed under the patent family for a royalty of 1.5% of sales but, because we were confident that the new patent was mistakenly issued by the USPTO and is invalid, we did not pay the royalty pending the outcome of the litigation. We then received notice from Columbia that we were in breach of our license agreement. A hearing on motions for a summary judgment was scheduled for November 2004; however, Columbia rescinded the breach notification and filed with the Court a covenant not to enforce its patent 6,455,275 against any plaintiff in this litigation. In view of this covenant, the Court granted Columbia's motion to dismiss the plaintiff's main claim for lack of subject matter jurisdiction. In August 2005, the parties entered into a settlement agreement, resulting in a dismissal of the entire case.

        We are not able to predict the outcome of our pending legal proceedings or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, except for the liabilities recorded in connection with the Tribunal's decision regarding Cerezyme pricing in the United Kingdom, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the tracking stock litigation, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information with respect to purchases we made of our common stock during the third quarter of our 2005 fiscal year. We purchased these shares from employees who sold them to us to satisfy payments due for stock option exercises:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1-31, 2005	—	—	—	—
August 1-31, 2005	1,093	$74.86	—	—
September 1-30, 2005	834	$70.52	—	—

Total	1,927	$72.98	—	—

ITEM 6. EXHIBITS

(a)
Exhibits

        See the Exhibit Index following the signature page to this report on Form 10-Q.

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2005

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
DATE: November 8, 2005

GENZYME CORPORATION AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 2005

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed on July 7, 2004.
10.1
Underlease of 50 Gibson Drive, Kings Hill Business Park, West Malling, Kent U.K., dated January 19, 2001 by and among Genzyme Limited, Liberty Property Limited Partnership and Kings Hill Estate Management Company Limited. Filed herewith.
10.2
Deed of Variation of Underlease dated January 19, 2001, and Agreement for Lease, each dated August 22, 2005 by and between Genzyme Limited and Kent City Council (successors to Liberty Property Limited Partnership). Filed herewith.
10.3	Fifth Amendment to Lease, dated October 28, 2005, to Lease dated as of October 21, 1998, by and between Wells Fargo Bank Northwest N.A. and Genzyme. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*
Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.