Form 10-K
period 2005-12-31
GENZYME CORP
filed 2006-03-10
CIK 732485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Genzyme Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒     Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005: $15,218,664,105

Number of shares of Genzyme Stock outstanding as of March 1, 2006: 259,790,498

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 2005 Annual Report are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

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

        Effective July 1, 2003, we eliminated our tracking stock capital structure by exchanging, in accordance with the provisions of our charter, each share of Biosurgery Stock for 0.04914 of a share of Genzyme General Stock and each share of Molecular Oncology Stock for 0.05653 of a share of Genzyme General Stock. Options and warrants to purchase shares of Biosurgery Stock and options to purchase shares of Molecular Oncology Stock were converted into options and warrants to purchase shares of Genzyme General Stock. Effective July 1, 2003, we have one outstanding series of common stock. From July 1, 2003 through May 27, 2004, we referred to our outstanding series of common stock as Genzyme General Stock. At our annual meeting of shareholders on May 27, 2004, our shareholders approved an amendment to our charter that eliminated the designation of separate series of common stock, resulting in 690,000,000 authorized shares of a single series of common stock, which we now refer to as Genzyme Stock, and 10,000,000 authorized shares of preferred stock, of which 3,000,000 are designated Series A Junior Participating Preferred Stock and 7,000,000 are undesignated.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements, including statements regarding:

  •
  projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our products and services in various jurisdictions, including Myozyme, sevelamer carbonate, Thyrogen, Aldurazyme, and Synvisc;

  •
  timing of, and availability of data from, clinical trials;

  •
  estimates of the potential markets for our products and services;

  •
  the anticipated drivers for future growth of our products, including Renagel, Thymoglobulin and Synvisc;

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

  •
  sufficiency of cash, short-term investments and cash flows from operations;

  •
  IRS audits, including our provision for liabilities and assessment of the impact on settlement of tax disputes;

  •
  estimates of cost to complete and estimated commercialization dates for in-process research and development, or IPR&D, programs;

  •
  assessment of deductibility of goodwill;

  •
  assessment of the impact of recent tax legislation, including the American Jobs Creation Act, and recent accounting pronouncements, including Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123R regarding expensing of stock options, SFAS No. 151 regarding inventory costs, and SFAS No. 154 regarding accounting for changes and error corrections and FASB Staff Position, or FSP, Nos. 115-1 and 124-1;

  •
  sales and marketing plans;

  •
  expected future payments related to employee benefits and leased facilities acquired from Bone Care International, Inc., or Bone Care, Verigen AG, or Verigen, ILEX Oncology, Inc., or ILEX Oncology, Physician Services and Analytical Services business units of IMPATH Inc., or IMPATH, and SangStat Medical Corporation, or SangStat, and the expected timing of these payments;

  •
  replacement of our revolving credit facility; and

  •
  completion of a post-closing working capital assessment for our acquisition of substantially all of the pathology/oncology testing assets related to IMPATH.

        These statements are subject to risks and uncertainties, and our actual results may differ materially from those that are described in this report. These risks and uncertainties include:

  •
  our ability to successfully complete preclinical and clinical development of our products and services;

  •
  our ability to secure regulatory approvals for our products and services, including Myozyme, and to do so on the anticipated timeframes;

  •
  our ability to manufacture sufficient amounts of our products for development and commercialization activities and to do so in a timely and cost-effective manner;

  •
  our ability to obtain and maintain adequate patent and other proprietary rights protection for our products and services and successfully enforce our proprietary rights;

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

  •
  market acceptance of Synvisc, Thymoglobulin, Campath and Clolar in expanded areas of use and new markets;

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

  •
  our ability to successfully integrate the manufacturing operation acquired from Cell Genesys Inc., or Cell Genesys, as well as the acquisitions of Bone Care, Equal Diagnostics, Inc., or Equal Diagnostics, ILEX Oncology and the businesses acquired from IMPATH;

  •
  the number of diluted shares considered outstanding, which will depend on business combination activity, our stock price and potential changes in accounting rules;

  •
  the outcome of our IRS audits; and

  •
  the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

        We have included more detailed descriptions of these and other risks and uncertainties in Item 1A. of this report under the heading "Risk Factors." We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

NOTE REGARDING INCORPORATION BY REFERENCE

        The Securities and Exchange Commission, commonly referred to as the SEC, allows us to disclose important information to you by referring you to other documents we have filed or will file with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS

        Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Aldurazyme®, Myozyme®, Renagel®, Thymoglobulin®, Campath®, Clolar®, Synvisc®, Carticel®, MACI®, Seprafilm®, Hylaform®, Hectorol® and IMPATH® are registered trademarks, and VERIGEN™, Lymphoglobuline™ and Sepra™ are trademarks of Genzyme or its subsidiaries. WelChol® is a registered trademark of Sankyo Pharma, Inc. Gengraf® is a registered trademark of Abbott Laboratories. All rights reserved.

PART I

ITEM 1.    BUSINESS

Introduction

        We are a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Our broad product and service portfolio is focused on rare disorders, renal disease, orthopaedics, organ transplant, and diagnostic and predictive testing. We are organized into five financial reporting units, which we also consider to be our reporting segments:

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

  •
  Biosurgery, which develops, manufactures and distributes biotherapeutics and biomaterial products, with an emphasis on products that meet medical needs in orthopaedics and broader surgical areas. The unit derives its revenue primarily from sales of Synvisc, the Sepra line of products, Carticel, and MACI; and

  •
  Diagnostics/Genetics, which develops, manufactures and distributes raw materials and in vitro diagnostics products, and provides testing services for the oncology, prenatal and reproductive markets.

        We report the activities of our oncology, bulk pharmaceuticals, including sales of WelChol, and cardiovascular business units under the caption "Other."

        We have reclassified our 2004 and 2003 segment disclosures to conform to our 2005 presentation.

Products and Development Programs

Renal

Renagel (sevelamer hydrochloride).    Renagel is a non-absorbed, calcium-free, metal-free phosphate binder indicated for the control of serum phosphorus in patients with chronic kidney disease (CKD) on hemodialysis. Three formulations of the product have been approved for sale in the United States—the 403 mg. capsules were launched in the fourth quarter of 1998, and the 400 and 800 mg. tablets were launched in September 2000. We ceased marketing the 403 mg. capsules in 2004. Renagel was approved for sale in Israel in 1999, the European Union and Canada in 2000, Brazil in 2002, Japan in 2003, and Argentina and Australia in 2005. In the United States, there are an estimated 350,000 end-stage renal disease patients, approximately 95% of whom receive a phosphate control product. There are also an estimated 324,000 end-stage renal disease patients in Europe, 60,000 in Brazil, 20,000 in Canada and 200,000 in Japan. We are now marketing the product in a total of 50 countries. In 2005, we received marketing approval in Argentina, Australia, Lebanon and Saudi Arabia and we filed for marketing approval in Peru and Mexico.

        We market Renagel tablets in the United States, the European Union and Brazil directly to nephrologists through a dedicated sales force. In the United States, approximately 80%–85% of our Renagel sales are made to three large wholesalers. These wholesalers distribute Renagel to retail pharmacies, hospitals and other providers of medication to patients. Chugai Pharmaceutical Co., Ltd. and its partner, Kirin Brewery Co., Ltd., have rights to develop and market Renagel in Japan, China and other Pacific Rim countries. Our sales of Renagel (including sales of bulk sevelamer), totaled $417.5 million or 17% of our consolidated product revenues in 2005, $363.7 million, or 18% of our consolidated product revenues in 2004, and $281.7 million, or 18% of our consolidated product revenues, in 2003.

        In October 2003, the National Kidney Foundation (NKF) published clinical practice guidelines related to bone metabolism and disease in patients with CKD. These guidelines, which are part of the NKF's Kidney Disease Outcomes Quality Initiative (K/DOQI), include Renagel among first-line options for reducing phosphorus in hemodialysis. Elevated phosphorus levels are associated with increased morbidity and mortality. The guidelines also define a broader set of patients for whom calcium-based phosphate binders are not appropriate. Renagel is the only marketed phosphate binder available to patients on hemodialysis that does not contain either calcium or metal, is not absorbed systemically and does not accumulate in the body.

        We conducted a 2,100-patient post-marketing study of Renagel to evaluate the ability of the product to improve patient morbidity and mortality. The Dialysis Clinical Outcomes Revisited (DCOR) trial compared Renagel to calcium-based phosphate binders with respect to overall morbidity and mortality. We released top-line data from this trial in July 2005 and presented the data at the American Society of Nephrology meeting in November 2005. The study did not meet its primary end point of a statistically significant reduction in all cause mortality. However, in a pre-specified sub-group analysis, Renagel demonstrated a significant reduction in all cause mortality in patients 65 years of age or older and in patients using Renagel for two years or more. We expect to receive morbidity data from the Centers for Medicare and Medicaid Services (CMS) in mid 2006 and may present such data later in the year.

        We currently have two on-going clinical trials for sevelamer carbonate. We completed enrollment in the trial of this therapy in hemodialysis patients in 2005, while the trial in those with CKD not yet on dialysis began in January 2006. In addition, we are developing a powder formulation of sevelamer carbonate, and in 2005 began a clinical trial comparing it to the tablet formulation for patients with end-stage renal disease on dialysis. We expect this formulation to allow us access to patients who have trouble swallowing tablets. In 2006, we plan to begin a trial with the powder formulation to allow once daily dosing of sevelamer carbonate.

Hectorol (doxercalciferol).    We added Hectorol to our product portfolio in July 2005 with our acquisition of Bone Care. Hectorol is a line of vitamin D2 pro-hormone products that are indicated for the treatment of secondary hyperparathyroidism in patients with stages 3 and 4 CKD (0.5 mcg capsules) and in patients with stage 5 CKD on dialysis (2.5 mcg capsules and injection). Hectorol provides significant parathyroid hormone (PTH) reductions with minimal impact on calcium and phosphorus levels. Three formulations of the product have been approved for commercial sale in the United States—the 2.5 mcg capsules were approved in 1999, the 0.5 mcg capsules were approved in 2004 and the intravenous formulation was approved in 2000. The 2.5 mcg formulation also is approved in Canada, where it is marketed and sold by Shire BioChem, a Canadian subsidiary of Shire plc.

        We market Hectorol in the United States through a direct sales force focused on nephrologists. Approximately 85%–90% of our United States Hectorol capsule sales are made to three large wholesalers, who then sell and distribute the product to retail pharmacies, hospitals and other providers of medication to patients. For Hectorol IV, approximately 80%–85% of our sales are made to three primary wholesalers who then sell and distribute the product to dialysis chains and hospitals. We estimate that there are more than 2.5 million patients in the United States with stage 3 and stage 4 CKD who have elevated PTH levels, although only a much smaller number of patients are being treated for the condition.

Therapeutics

        Our Therapeutics segment currently has four therapeutic products on the market and several other therapeutic products in varying stages of development. The chart set forth below provides summary information on these four products and our most advanced product candidate as of March 1, 2006.

Product	Indication	Status
Cerezyme/Ceredase	Type 1 Gaucher disease; Type 3 Gaucher disease (Cerezyme/E.U. only)	Ceredase sold commercially since 1991; Cerezyme marketed since 1994; marketing approval received and commercial sales in 51 countries
Fabrazyme	Fabry disease	Marketed in the E.U. since 2001, the U.S. since 2003, and Japan since 2004; marketing approval received in 44 countries and commercial sales in 31 countries; several post-marketing commitments ongoing
Thyrogen	Adjunctive diagnostic agent in the follow-up of patients with well-differentiated thyroid cancer	Marketed in the U.S. since 1998, Brazil since 2000 and the E.U. since 2001; marketing approval received and commercial sales in 42 countries
	Combination therapy in ablation of remnant thyroid tissue	Marketing approval received in the E.U. in March 2005
Aldurazyme	MPS I	Marketed in the U.S. and the E.U. since 2003; marketing approval received in 37 countries and commercial sales in 30 countries; several post-marketing commitments on-going
Myozyme	Pompe disease
Two phase 3 trials in patients younger than 3 years old completed; submitted MAA for marketing approval in E.U. in late 2004 and Biologic License Application (BLA) for marketing approval in U.S. in mid-2005; initiated a pivotal study in late onset disease in 2005; expect commercial launch in U.S. and E.U. in the second quarter of 2006

Additional details on our Therapeutic products and our largest development program are set forth below.

Cerezyme (imiglucerase).    Treatment with Cerezyme enzyme replacement therapy currently represents the only safe and effective enzyme replacement therapy approved for treatment of Type 1 Gaucher disease, an LSD. In the E.U., Cerezyme is also approved for the treatment of patients who exhibit clinically significant, non-neurological manifestations of the disease (Type 3 Gaucher disease).

        We market Cerezyme directly to physicians, hospitals and treatment centers worldwide through a highly specialized sales force. Cerezyme, like all of our therapies developed for LSDs, is aimed at treating a patient population of less than 10,000 worldwide. Cerezyme has received marketing approval and we are selling Cerezyme in 51 countries to treat symptoms that include anemia, spleen and liver enlargement and bone deterioration. Our results of operations are highly dependent on sales of this product, although our dependence is lessening as we diversify our product portfolio. Sales of Cerezyme totaled $932.3 million, or 38% of our consolidated product revenues in 2005, $839.4 million, or 42% of our consolidated product revenues in 2004, and $733.8 million, or 47% of our consolidated product revenues in 2003.

Fabrazyme (agalsidase beta).    We have developed Fabrazyme, a recombinant form of the human enzyme alpha-galactosidase, as a treatment for Fabry disease. Fabry disease is an LSD that is caused by a deficiency of the enzyme alpha-galactosidase A, which leads to the progressive accumulation of lipids within cells of the kidneys, heart and other organs. It is estimated to affect fewer than 10,000 people worldwide. Fabrazyme received marketing approval in the European Union in 2001, in the United States in 2003 and in Japan in 2004. In agreement with the FDA, we undertook a number of post-marketing commitments, and have completed a phase 4, multi-national, multi-center, double-blind placebo-controlled study. In mid-2005, the EMEA approved new labeling for Fabrazyme based largely on the results from the phase 4 study. In total, Fabrazyme has received marketing approval in 44 countries and we are selling Fabrazyme commercially in 31 countries. Because kidney failure is associated with Fabry disease, Fabrazyme is sold by our existing LSD and Renal sales forces.

Thyrogen (thyrotropin alfa).    Thyrogen is an adjunctive diagnostic agent used in the follow-up of patients with well-differentiated thyroid cancer. We developed this product to allow patients to continue taking their thyroid hormone supplements while they are being screened for residual or recurring thyroid cancer. This helps patients avoid the debilitating effects of hypothyroidism, increasing the likelihood that they will seek follow-up treatment, and ultimately improve the likelihood of early detection of any recurrent disease. We began marketing Thyrogen in the United States in 1998, in Brazil in 2000 and in the European Union in 2001. In the United States and the European Union, physicians order over 200,000 thyroid cancer screening tests per year. Thyrogen, which has received marketing approval and is being sold commercially in 42 countries, is promoted by a dedicated sales force, and sold through distributors in the United States, Brazil and the European Union.

        We currently are pursuing additional indications for Thyrogen. In March 2005, we received European Union approval for use of Thyrogen in combination with radioiodine in ablation of thyroid tissue. We have received an approvable letter for this indication from the FDA and expect approval in the United States, Brazil and Canada in late 2006. Approximately 35,000 ablation procedures are performed annually in the United States and European Union combined, and we believe that Thyrogen has the potential to be used in up to 80% of these procedures. We are also in the process of commencing a phase 2 trial of TSH, the active ingredient in Thyrogen, for use in patients with nontoxic multinodular goiter.

Aldurazyme (laronidase).    We formed a joint venture with BioMarin Pharmaceutical Inc., or BioMarin, to develop and market Aldurazyme, a recombinant form of the human enzyme alpha-L-iduronidase, to treat a LSD known as mucopolysaccharidosis I, or MPS I. MPS I is a progressive, debilitating, and often life-threatening disease that affects fewer than 10,000 people worldwide. The disease encompasses a wide and continuous spectrum of clinical presentations, historically classified as "Hurler," "Hurler-Scheie" and "Scheie" syndromes. In 2003, the joint venture received marketing approval for Aldurazyme in both the United States and the European Union. We market Aldurazyme directly to physicians in the United States through our LSD sales force. European sales of Aldurazyme, which are undertaken by our European sales and marketing teams, are being realized on a country-by-country basis as pricing and reimbursement approvals are obtained. The joint venture's applications for marketing approval are currently pending in several countries, including Japan, Australia and several countries in Central and Eastern Europe, as well as the Asia-Pacific rim. In total, Aldurazyme has received marketing approvals in 37 countries and we are selling Aldurazyme commercially, on behalf of the joint venture, in 30 countries. We currently are conducting a clinical study to support our marketing application in Japan, which we expect to complete in 2006. We are also conducting a post-marketing clinical study investigating alternative dosing regimens that we anticipate completing in 2006.

Aldurazyme revenues are recorded by the joint venture. We include our portion of the net income of BioMarin/Genzyme LLC in equity in income (loss) of equity method investments in our consolidated statements of operations.

Myozyme (alglucosidase alfa).    We are developing Myozyme as a therapy for Pompe disease, a progressive and often fatal muscle disease resulting from an inherited enzyme deficiency. Pompe disease ranges from a rapidly fatal infantile-onset form with severe cardiac and skeletal muscle involvement to a more slowly progressive late-onset form affecting skeletal and respiratory muscle. There is currently no therapeutic treatment available for the disease. Based on results from two trials involving patients younger than 3 years old with the infantile-onset form of Pompe disease, and from previous studies of enzyme replacement therapy for Pompe disease, we submitted a marketing application for Myozyme in the European Union in late 2004 and in the United States in mid-2005. In January 2006, European regulators issued a positive opinion on Myozyme. We expect European Union and United States approvals in the second quarter of 2006 and are preparing for commercial launch soon thereafter. We plan to submit a marketing application in Japan later in 2006. In addition, we are continuing enrollment in the clinical trials of Myozyme in patients with the late-onset form of Pompe disease that began in 2005. Myozyme currently is available to patients who are in need and are unable to participate in our trials through several special access programs.

Transplant

        This business segment includes three marketed products, as well as product candidates in the research and development stages that we acquired through our acquisition of SangStat in the third quarter of 2003. Set forth below is a discussion of the two marketed products that are the primary revenue drivers for the Transplant segment.

Thymoglobulin (anti-thymocyte globulin, rabbit).    Thymoglobulin is an immunosuppressive polyclonal antibody that suppresses certain types of immune cells responsible for acute organ rejection in transplant patients. It has been marketed in the United States since 1999 for the treatment, and in Canada since 2003 for the prevention and treatment, of acute rejection in patients with renal transplant. More kidney transplants are performed in the United States than any other organ transplant, with approximately 16,000 transplants performed each year. Of this number of renal transplants, we estimate that acute immunosuppressant therapies such as Thymoglobulin are used in approximately 75% of procedures. In the European Union, Thymoglobulin received approval for a broader label in the major European markets and is indicated for induction and treatment of rejection in solid organ transplants, for prevention and treatment of graft versus host disease, and for the treatment of aplastic anemia. This broader indication is also held in several Asian and Latin American countries. We have filed for marketing approval of Thymoglobulin in Japan. Thymoglobulin, which is commercially available in 55 countries, is sold through a direct sales force or through distributors to transplant centers for end use by transplant surgeons and nephrologists. In 2005, we completed enrollment in a phase 2 trial of Thymoglobulin to prevent rejection of transplanted kidneys from living organ donors and began a phase 2 trial in liver transplantation. We closed our trial of Thymoglobulin as a conditioning therapy for bone marrow transplant in cases of severe leukemia in order to devote our efforts to other aspects of hematological cancers.

Lymphoglobuline (anti-thymocyte-globuline, equine).    We market Lymphoglobuline, another immunosuppressive polyclonal antibody, in Latin America, the European Union, and certain Asia Pacific countries for the treatment of aplastic anemia and for the prevention and treatment of graft rejection. This product is sold through our sales force in Europe and through distributors elsewhere.

Biosurgery

Synvisc (hylan G-F 20).    Synvisc is a biomaterial derived from hyaluronan used to treat the pain associated with osteoarthritis of the knee. An estimated 8 to 9 million of the approximately 14 million people in the United States with osteoarthritis of the knee may be candidates for treatment with Synvisc. Synvisc is sold commercially in over 60 countries, both directly and through marketing and distribution arrangements. At the beginning of 2005, we re-acquired from Wyeth the sales and marketing rights to the product in the United States and several European countries.

        We are investing in research and clinical trials to expand the use of Synvisc to additional joints and through next-generation approaches. We have completed enrollment in a phase 3 clinical trial in the United States for Synvisc in the hip, an indication that is already approved in the European Union and Canada. We anticipate filing for approval of this indication in the United States in late 2006. In the European Union, we have completed our phase 3 trials of the shoulder and ankle and anticipate launching Synvisc for these indications in the first half of 2007. At the same time, we are continuing clinical development of Synvisc II, our next-generation product that would require fewer injections. We hope to launch this product in 2007.

Sepra Products.    The Sepra family of products is aimed primarily at preventing adhesions (internal scar tissue) following various surgical procedures in areas of the body such as the abdomen and pelvis. These products are biomaterials derived from hyaluronan. We market the Sepra products primarily through a direct sales force in the United States and France, and primarily through distribution arrangements in Japan and the rest of the world.

        Seprafilm, the first marketed product and largest by sales volume of the Sepra family, is the only FDA-approved product clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in both the abdomen and pelvis. There are approximately 2 million applicable abdominal and pelvic procedures performed annually in the United States, including 1.1 million Cesarean sections, a largely untapped market. During 2005, we launched Sepramesh IP, a second generation product for hernia repair to replace Sepramesh, which has been on the market since 2000.

Diagnostics/Genetics

Diagnostic Products.    We develop, market and distribute in vitro diagnostic products with an emphasis on point of care products for the in-hospital and out-of-hospital rapid test segment, and clinical chemistry reagents and raw materials focused on the clinical laboratory. Sales in Europe and the United States are made primarily to diagnostic reagent and equipment manufacturers who, in turn, distribute the products under their own brand. In Japan, sales are primarily made to distributors. We also maintain a manufacturing, research and development and sales subsidiary in Germany that sells infectious disease diagnostic products directly to hospital laboratories.

Diagnostic Services.    We develop and provide high quality, sophisticated and complex testing, and offer genetic counseling services focused on pre-natal and post-natal care, reproductive and fertility medicine, and oncology in both the United States and Japan. We offer several types of testing—the most significant are cytogenetic testing, molecular genetic (DNA) testing, immunohistochemistry testing, flow cytometry testing and biochemical testing. These services are promoted through a direct sales force in the United States, with testing performed in our nine clinical laboratories located throughout the United States. We service the Japanese market through a direct sales force and distributors, with testing primarily performed in our clinical laboratory in Santa Fe, New Mexico.

Competition

        We are engaged in segments of the human healthcare products and services industry that are extremely competitive. Our competitors in the United States and elsewhere include major pharmaceutical, biotechnology, diagnostic testing and medical device companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing, production, and sales and marketing capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products and services that are more effective than any that we have or may develop and may also prove to be more successful than we are in producing, marketing and selling products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products and services obsolete, less effective or uneconomical. Each of our products and services faces different competitive challenges, and we describe many of them below.

Renal

        Renagel is a phosphate binder for the treatment of hyperphosphatemia. Phosphate binders, such as Renagel, are currently the only available treatment for hyperphosphatemia, or elevated serum phosphorus levels. There are several phosphate binders available or under development. PhosLo®, a prescription calcium acetate preparation sold by Nabi Biopharmaceuticals, and Fosrenol®, a prescription lanthanum carbonate sold by Shire plc, or Shire, are the only other products approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure and on hemodialysis. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. The doses necessary for calcium acetate and calcium carbonate, the most commonly used agents, to achieve adequate reductions in phosphate absorption can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia and evidence suggests that increasing doses of calcium-based binders may lead to cardiac calcification. Aluminum hydroxide, another treatment option, is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dementia. We are aware of several potential treatments under development for hyperphosphatemia in end-stage renal disease. In addition, current competitors are looking to expand into new markets. Shire has received marketing approval of Fosrenol in certain European countries and Australia, and has filed for approval in additional European countries and Canada. Nabi Biopharmaceuticals has filed for marketing approval for PhosLo in the European Union.

Hectorol.    Dialysis providers typically select which therapy a CKD patient receives to treat secondary hyperparathyroidism based on safety, efficacy and cost. Abbott Laboratories, Inc., or Abbott, markets intravenous calcitriol (brand name Calcijex®) and intravenous paricalcitol (brand name Zemplar®) for end-stage renal disease patients. Current intravenous versions of these drugs are approved to manage secondary hyperparathyroidism in end-stage renal disease patients in the United States and in European countries. A number of companies have launched or are planning to launch generic intravenous calcitriol in the United States. In 2005, Abbott received approval to market oral paricalcitol (Zemplar) in the United States for patients with stages 3 and 4 CKD. Since 2004, Amgen, Inc. has been marketing in the United States an oral calcimimetic agent for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis. The majority of patients studied on this calcimimetic agent were also taking vitamin D hormone to treat secondary hyperparathyroidism. Roche Pharmaceuticals markets oral calcitriol (brand name Rocaltrol®) and Teva Pharmaceuticals, or Teva, markets generic oral calcitriol in the United States to manage secondary hyperparathyroidism in CKD patients. These two products are approved in the United States for the treatment of elevated parathyroid hormone in both end-stage renal disease and pre-dialysis CKD.

Therapeutics

Cerezyme.    There is one marketed product aimed at treating Gaucher disease, as well as on-going development efforts. Zavesca®, a small molecule oral therapy developed by CellTech Group plc, which was acquired by UCB S.A. in 2004, and marketed by Teva in Israel and Actelion Ltd. in the United States and the European Union, has been approved for use in patients with mild to moderate Type 1 Gaucher disease for whom enzyme replacement therapy is unsuitable. To date, virtually all Gaucher disease patients who have received enzyme therapy have experienced strong clinical benefits with few side effects, so we do not expect the competition from Zavesca to have a significant impact on our sales of Cerezyme. Shire is conducting a phase 1/2 clinical trial for its gene-activated human glucocerebrosidase (GA-GCB) product. Shire did not report top-line data from this study in 2005 as expected. In addition, in November 2005, Protalix announced they had begun recruitment for a phase 1 trial with their human glucocerebrosidase (prGCB) therapy expressed and purified in a bioreactor system from transformed carrot cells. Amicus Therapeutics also has announced plans to begin a phase 1 trial using an experimental pharmacological chaperone (AT-2101) in the first half of 2006. Other competitors could develop competitive products based on protein replacement therapy, small molecule or gene therapy approaches.

Fabrazyme.    Fabrazyme has marketing exclusivity in the United States until 2010 due to its orphan drug status. Replagal®, Shire's enzyme replacement therapy for Fabry disease, competes with Fabrazyme in the European Union, Australia, Canada, Iceland, Israel, New Zealand, Norway, Romania, Switzerland and Taiwan. Transkaryotic Therapies, Inc., prior to its acquisition by Shire, publicly announced that it had abandoned its efforts to obtain marketing approval in the United States. In addition, Amicus Therapeutics is conducting a phase 2 study of a small molecule treatment for Fabry disease.

Aldurazyme.    Aldurazyme has marketing exclusivity in the United States until 2010 and in the European Union until 2013 due to its orphan drug status.

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

Biosurgery

Synvisc.    Current competition for Synvisc includes Supartz®, a product manufactured by Seikagaku Kogyo that is sold in the United States by Smith & Nephew Orthopaedics and in Japan by Kaken Pharmaceutical Co. under the name Artz®; Hyalgan®, produced by Fidia S.p.A. and marketed in the United States by Sanofi-Aventis; Orthovisc®, produced by Anika Therapeutics, Inc., marketed in the United States by Johnson & Johnson and marketed outside the United States through distributors; Euflexxa™, a product manufactured and sold by Ferring Pharmaceuticals in the United States and Europe; and Durolane®, manufactured and marketed outside the United States by Q-Med AB. Durolane and Euflexxa, the most recently approved products in Europe and the United States, respectively, are produced by bacterial fermentation, as opposed to Synvisc, which is avian-sourced. In addition, the treatment protocol for Durolane is a single injection, as compared to Synvisc's three injection regimen (although it offers a shorter duration of pain relief). Production via bacterial fermentation and treatment with a reduced number of injections may represent competitive advantages for these products. We are aware of various viscosupplementation products on the market or in development, but are unaware of any products that have physical properties of viscosity, elasticity or molecular weight comparable to those of Synvisc.

Sepra Products.    The Sepra products face competition from other adhesion prevention technologies. Another competitive factor is acceptance of the product by surgeons and the performance by surgeons of procedures for which the product is indicated, which, in each case, depends not only upon product efficacy and safety, but also on proven clinical outcomes.

        Seprafilm does not have significant direct competition in the area of abdominal surgery in the United States, but does compete with other products in other indications. Outside the United States, Seprafilm competes with several adhesion prevention products. Gynecare markets Interceed®, an adhesion barrier that has properties similar to Seprafilm, but is indicated only for selected gynecological indications. Innovata plc's Adept® solution is approved in the European Union for abdominal and gynecological surgeries. Innovata has filed for approval of Adept in the United States and recently announced a global distribution agreement with Baxter. FzioMed, Inc. has received CE Mark approval in the European Union for Oxiplex®/AP Gel, an adhesion barrier for abdominal/pelvic surgery and is conducting a pivotal clinical trial in the United States. Life Medical Sciences, Inc. is developing several adhesion prevention products, including REPEL™ for gynecologic surgery and REPEL-CV™ for cardiovascular surgery. Confluent Surgical, Inc.'s Spraygel™, an adhesion barrier used in abdominopelvic procedures, is approved for sale in certain European countries. MAST Biosurgery AG's bioresorbable film product, SurgiWrap™, is CE marked with an indication for abdominal and pelvic adhesion prevention, but holds an FDA clearance as a surgical mesh in the United States. In addition, FzioMed's Oxiplex®/SP Gel, an adhesion barrier for spine surgery, is approved for sale in the European Union and in other countries outside the United States.

Diagnostics/Genetics

Diagnostic Products.    For enzymes and substrates, our primary competitors are Roche Diagnostics, Amano Enzyme Europe Ltd., Toyobo, Ltd. and OYC International, Inc. Our complete diagnostic kits are available to any main frame analyzer chemistry company for OEM use. We do not generally compete with those customers in the sale of finished reagents. The market in the diagnostic products industry is mature and competition is based on service, quality, technical support, price, and reliability and consistency of supply. In the rapid test arena at the point of care, there are several competitors, among them Acon Laboratories, Inc., Inverness Medical Innovations, Inc., Becton Dickinson & Co., Beckman Coulter, Inc. and Quidel Corp. Market success is largely dependent on product performance, sales and technical support, breadth of menu and price.

Diagnostic Services.    The United States market for genetic and complex testing is highly competitive and is divided among many laboratories, the largest of which are Quest Diagnostics and LabCorp. In addition, many hospitals provide some or all of these services through in-house laboratories. Competitive factors in the genetic and complex testing and diagnostic services business generally include reputation of the laboratory, range of services offered, pricing, managed care contracts, convenience of sample collection and pick-up, quality of analysis and reporting, timeliness of delivery of completed reports and levels of automation and information technology solutions.

Patents, License Agreements and Trademarks

        In general, we pursue a policy of obtaining patent protection both in the United States and in selected countries outside the United States for subject matter we consider patentable and important to our business. Patents owned by us that we consider material include the following:

Renal

        Renagel is protected by U.S. Patent Nos. 5,667,775, which expires on September 16, 2014; 5,496,545 and 6,509,013 which expire August 11, 2013; 6,733,780, which expires on October 18, 2020; and corresponding international counterparts. Hectorol is protected by U.S. Patent Nos. 6,903,383 which expires on July 18, 2021; 5,602,116 which expires on February 11, 2014; 5,707,980 which expires on August 17, 2010; 5,869,473 which expires on August 2, 2008; 5,869,472 which expires on July 18, 2014, and corresponding international counterparts.

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

Diagnostics/Genetics

        Diagnostic dipstick products are protected by U.S. Patent Nos. 5,712,172, which expires April 18, 2015; 6,194,221 which expires November 3, 2017; and corresponding international counterparts.

        Genetic testing services, e.g. for Cystic Fibrosis, are protected by U.S. Patent Nos. 5,585,330 and 5,834,181; which expire July 28, 2014; 5,849,483; which expires December 15, 2015; 5,882,856; which expires March 16, 2016; 6,207,372; which expires June 6, 2016; and corresponding international counterparts.

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

        Our products and services are sold around the world under brand-name trademarks and service marks. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it's registered. Registrations generally are for fixed, but renewable, terms. We consider our registered trademarks Genzyme®, Cerezyme®, Ceredase®, Fabrazyme®, Thyrogen®, Aldurazyme®, Myozyme®, Renagel®, Thymoglobulin®, Campath®, Clolar®, Synvisc®, Carticel®, MACI®, Seprafilm®, Sepragel®, Seprapack®, Sepramesh®, Hylaform®, Hylashield®, Hylasome®, Captique®, Epicel®, Contrast®, OSOM®, N-geneous®, GlyPro®, InSight®, AFP3®, AFP4®, and Hectorol®, together with our trademarks, VERIGEN™, Lymphoglobuline™, Cholestagel™, CF87™, Sepra™, Hylashield Nite™, SAGE™, LongSAGE™ and SPHERE™, in the aggregate, to be of material importance to our business.

Government Regulation

        Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture, commercialization and reimbursement of our products and services.

FDA Regulation

        Most of our products and services require approval from the FDA and corresponding agencies in other countries before they can be marketed. In the United States, we market products that the FDA classifies as either "drugs," "biologics" or "devices." The activities required before drugs or biologics may be marketed in the United States include:

  •
  preclinical laboratory tests, in vitro and in vivo preclinical studies and formulation and stability studies;

  •
  the submission to the FDA of an application for human clinical testing, which is known as an Investigational New Drug (IND) application;

  •
  adequate and well controlled human clinical trials to demonstrate the safety and effectiveness of the drug or biologic;

  •
  the submission of a New Drug Application (NDA) for a drug or a BLA for a biologic; and

  •
  the approval by the FDA of the NDA or BLA.

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

  •
  the submission to the FDA and approval of an Investigational Device Exemption (IDE) application to allow initiation of clinical testing;

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

        A device (other than a Class III device) that is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after clearance of a 510(k) application rather than the filing of an IDE application and a PMA. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

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

Regulation Outside of the United States

        For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional pre-clinical or clinical testing regardless of whether FDA approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required.

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

        European Union regulations for products classified as medical devices have been implemented. Devices, such as our Sepra products, must receive market approval through a centralized procedure, in which the device receives a CE Mark allowing distribution to all member states of the European Union. The CE Mark certification requires us to receive International Standards Organization (ISO) certification for each facility involved in the manufacture or distribution of the device. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to International Quality Standards by a licensed "Notified Body" working within the European Union. After certification is received, a product dossier is reviewed that attests to the product's compliance with European Union directive 93/42 EEC for medical devices. Only after this point is a CE Mark granted.

Other Government Regulation

Good Manufacturing Practices.    All facilities and manufacturing techniques used for the manufacture of Genzyme's products must comply with applicable FDA regulations governing the production of pharmaceutical products known as "Good Manufacturing Practices."

Orphan Drug Act.    The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period. We believe that the commercial success of our orphan drug products depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act. Additionally, these products may be protected by patents and other means.

        Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

        In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. In December 2000, the HHS's Secretary's Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary's Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee, but it has not yet made any final recommendations. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory-developed genetic testing. Increased FDA regulation of the reagents used in laboratory-developed testing could lead to increased costs and delays in introducing new tests, including genetic tests. In addition, the Medicare and Medicaid programs provide a substantial portion of reimbursement for our diagnostic products. Whether these programs pay for any particular test, and the amounts that they pay, may be unilaterally changed at any time.

Regulation of Diagnostic Products.    The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. Like other medical devices, in vitro diagnostic (IVD) products are divided into three classes according to the level of regulatory control needed to assure safety and effectiveness. Genzyme's current IVD products are either Class I or Class II, and are either exempt from pre-market notification or require a 510(k) submission.

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

Sales, Marketing and Product Pricing

        We are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Genzyme seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions, and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our practices might be challenged under anti-kickback or related laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Promotion of drugs for uses outside their labeled indications, so called "off-label" promotion, recently has led to several financially significant settlement agreements under the False Claims Act.

        Our activities relating to the sale and marketing of, and price reporting for, our products are subject to scrutiny under these fraud and abuse laws. Violations of these laws may result in criminal and/or civil sanctions, including fines and civil monetary penalties, as well as possible exclusion from federal health care programs, including Medicare and Medicaid. Federal and state authorities are paying increased attention to the pharmaceutical and biotechnology industries in enforcement of these laws, and we have been named in several legal proceedings alleging violations.

        We participate in the Medicaid rebate program. Participation in this program has included extending comparable discounts under the Public Health Service (PHS) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of drug product that is reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (AMP) of that product, or if it is greater, the difference between AMP and the best price available from Genzyme to any customer. The rebate amount also includes an inflation adjustment if AMP increases greater than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties for each claim containing false information.

        The Medicaid Prescription Drug, Improvement and Modernization Act of 2003 (the "MMA") has significantly changed how Medicare pays for certain of our products, most prominently Cerezyme, Fabrazyme and Synvisc. As of January 1, 2005, Medicare pays for products covered by the Part B benefit based on the average selling price (ASP) plus 6%. Medicare had previously paid for these products based on 95% of the average wholesale price (AWP). We do not anticipate the change from the AWP to the ASP system to have a material adverse impact on our ability to obtain adequate reimbursement for our products.

        Part D of the MMA also has made Medicare coverage available for the first time for a number of drugs, including Renagel and oral Hectorol beginning in 2006. Part D is administered by private vendors under contract with the United States government. Each vendor establishes it own Part D formulary for prescription drug coverage and pricing, which the vendor may modify from time-to-time. Renagel and Hectorol currently are well-positioned on the majority of Medicare formularies.

Employees

        As of December 31, 2005, we, together with all of our consolidated subsidiaries, had approximately 8,200 employees worldwide.

Financial Information Regarding Segment Information

        We have provided the information required by Item 101(b) of Regulation S-K in Note R., "Segment Information," to our Consolidated Financial Statements in the 2005 Genzyme Corporation Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Research and Development Costs

        We have provided the information required by Item 101(c)(1)(xi) of Regulation S-K in Part II, Item 8, "Financial Statements and Supplementary Data," and specifically in the Genzyme Corporation and Subsidiaries Consolidated Statements of Operations and Comprehensive Income and in Note J., "Investments in Marketable Securities and Strategic Equity Investments" to our Consolidated Financial Statements in the 2005 Genzyme Corporation Annual Report set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Sales by Geographic Area, Significant Customers and Products

        We have provided the information required by Items 101(c)(1)(i) and (vii) and 101(d) of Regulation S-K in the 2005 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations" and in Note R., "Segment Information," to our Consolidated Financial Statements set forth in Exhibit 13.1 to this Annual Report on Form 10-K. We are incorporating that information into this section by reference.

Available Information

        We file electronically with the SEC our annual report on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information about issuers that file reports electronically with the SEC. The address of that site is http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

        We incorporate our disclosure related to risk factors into this section by reference from the 2005 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of

Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Factors Affecting Future Operating Results," which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Our operations are conducted in manufacturing, warehousing, pilot plant, clinical laboratories, and research and office facilities that are located principally in: the United States; the United Kingdom; the Republic of Ireland; The Netherlands; Belgium; France; Canada; Switzerland; and Germany.

        We lease all of our facilities except for certain facilities in: Geel, Belgium (land subject to 99 year leasehold); Haverhill and Maidstone, England; Boston, Massachusetts (land subject to 65 year leasehold); Framingham and Waltham, Massachusetts; Ridgefield, New Jersey; Santa Fe, New Mexico; Waltham, Massachusetts; and Waterford, Ireland (land subject to 999 year leasehold).

        Our principal manufacturing facilities are used for the large-scale production of therapeutic proteins and enzymes, including Cerezyme, Fabrazyme, Myozyme and Thyrogen, renal products and immunosuppressive agents, including Renagel, Thymoglobulin and Lymphoglobuline, biomaterials, including Synvisc and the Sepra family of anti-adhesion products, bulk hyaluronic acid, cell processing services, including Carticel and Epicel, genetic testing services, and diagnostic test kits and reagents. The facilities also are used for the receipt of contract manufactured products and materials for Hectorol, WelChol, Renagel, Campath and Clolar.

        Our administrative activities are concentrated at facilities we have leased in Cambridge and Framingham, Massachusetts and San Antonio, Texas in the United States; Naarden, The Netherlands; and Tokyo, Japan. Our sales and marketing activities are principally located in Cambridge, Massachusetts and in sales offices located in major cities throughout the world. We conduct our product research and development activities primarily at our laboratory facilities in Framingham and Waltham, Massachusetts; San Antonio, Texas; and San Diego, California in the United States and at our Cambridge, U.K. facility. Leases for our facilities contain typical commercial lease provisions, including renewal options, rent escalators and tenant responsibility for operating expenses. We believe that we have, or are in the process of developing or acquiring, adequate manufacturing capacity to support our requirements for the next several years.

Renal

        We manufacture the majority of our supply requirements for sevelamer hydrochloride, the active ingredient in Renagel, at our facilities in Haverhill, England. We also operate a manufacturing facility in Waterford, Ireland for use in manufacturing the tablet formulation of Renagel. All of our Renagel manufacturing facilities are operational, and have received all European and United States approvals material to such operations. We contract out the manufacturing and fill-finish work for the capsule formulation of Hectorol. We are in the process of evaluating options to obtain regulatory approval and secure the supply of Hectorol filled in vials instead of ampules.

Therapeutics

        We manufacture Cerezyme, Fabrazyme and Myozyme at our multi-product manufacturing facility in Allston, Massachusetts. This facility, which we own and which contains extensive sterile filling capacity, is built on land that we hold under a 65-year lease, which expires in May 2057. We manufacture Thyrogen and Myozyme in our small-scale manufacturing facility in Framingham,

Massachusetts and final drug product at our Allston facility. In 2005, we commenced the design and build-out of perfusion capacity at our Geel, Belgium facility to provide back-up and expansion to our Allston bulk capacity and purification systems.

        At our Waterford, Ireland facility, we are installing new fill-finish capabilities for therapeutic proteins. We completed the qualification batches for the first product to be manufactured at the facility and are anticipating an inspection by the FDA in the first half of 2006. We anticipate transferring and qualifying additional products during 2006 after securing approvals for supplying such products commercially.

Transplant

        We manufacture Thymoglobulin and Lymphoglobuline at a leased facility in Lyon, France, and maintain administrative offices nearby.

Biosurgery

        We produce Synvisc and other hyaluronan-based products in a manufacturing facility located in Ridgefield, New Jersey. We produce bulk hyaluronic acid and the Sepra family of products at commercial scale in our manufacturing facility in Framingham, Massachusetts.

Diagnostics/Genetics

        Our diagnostic test kits and reagents are produced in manufacturing facilities in San Diego, California, Cambridge, Massachusetts and Russelsheim, Germany.

        We produce diagnostic enzymes and other fermentation products in a multi-purpose fermentation and purification facility that we own in Maidstone, England. We conduct research and development and support sales and marketing efforts in our San Diego, California and Cambridge, Massachusetts facilities and at our leased facility in West Malling, England.

        Our genetic and oncology testing business primarily conducts operations in clinical laboratory and administrative facilities we own in Santa Fe, New Mexico and lease in Westborough, Massachusetts; New York City and Yonkers, New York; Tampa, Florida; and Los Angeles, Orange, and Monrovia, California.

ITEM 3. LEGAL PROCEEDINGS

        We periodically become subject to legal proceedings and claims arising in connection with our business.

        Four lawsuits have been filed against us regarding the exchange of all of the outstanding shares of Biosurgery Stock for shares of Genzyme Stock in connection with the elimination of our tracking stocks in July 2003. Each of the lawsuits is a purported class action on behalf of holders of Biosurgery Stock. The first case, filed in Massachusetts Superior Court in May 2003, alleged a breach of the implied covenant of good faith and fair dealing in our charter and a breach of our board of directors' fiduciary duties. The plaintiff in this case sought an injunction to adjust the exchange ratio for the tracking stock exchange. The Court dismissed the complaint in November 2003, but the plaintiff has appealed this dismissal. This appeal was argued before the Massachusetts Appeals Court in March 2005 and we are awaiting the Appeals Court's ruling. Two substantially similar cases were filed in Massachusetts Superior Court in August and October 2003. These cases were consolidated in January 2004, and in July 2004, the consolidated case was stayed pending disposition of a fourth case, which was filed in the U.S. District Court for the Southern District of New York in June 2003. The complaint initially alleged violations of federal securities laws, common law fraud, and a breach of the merger agreement with Biomatrix, Inc., or Biomatrix, in addition to the state law claims contained in the other cases. The plaintiffs initially sought an adjustment to the exchange ratio, the rescission of the acquisition of Biomatrix, and unspecified compensatory damages. In November 2005, the plaintiffs in this case dropped all of the claims alleged in the initial complaint relating to the initial issuance of Biosurgery Stock and the acquisition of Biomatrix, and narrowed the putative class to include only those individuals who held Biosurgery Stock on May 8, 2003. We have filed a motion to dismiss the amended complaint and to oppose the class certification. Discovery in this case has been put on hold pending resolution of these motions. We believe each of these cases is without merit and continue to defend against them vigorously.

        We are not able to predict the outcome of the pending legal proceeding listed here, or other legal proceedings, or estimate with certainty the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, we have not accrued any amounts in connection with these potential contingencies. We cannot provide you with assurance that the legal proceeding listed here, or other legal proceedings, will not have a material adverse impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is a list of individuals that are currently serving as our executive officers, or who served in such capacity during the fiscal year ended December 31, 2005:

Name	Age	Title
Henri A. Termeer	60	Chairman of the Board of Directors; President and Chief Executive Officer
Earl M. Collier, Jr.	58	Executive Vice President, Cardiovascular and Oncology
Zoltan A. Csimma	64	Chief Human Resources Officer; Senior Vice President
Georges Gemayel, Ph.D.	45	Executive Vice President, Therapeutics
Richard A. Moscicki, M.D.	54	Chief Medical Officer; Senior Vice President, Clinical, Medical and Regulatory Affairs
Alan E. Smith, Ph.D.	60	Chief Scientific Officer; Senior Vice President, Research
Sandford D. Smith	58	Senior Vice President; President, International Group
Peter Wirth	55	Chief Legal Officer; Executive Vice President, Legal and Corporate Development; Secretary
Michael S. Wyzga	51	Chief Financial and Accounting Officer; Executive Vice President, Finance

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

        Mr. Collier has served as Executive Vice President since July 1997 and since August 2003 has had responsibility for our Oncology and Cardiovascular businesses. He joined Genzyme in January 1997 as Senior Vice President, Health Systems, and served as Executive Vice President, Surgical Products and

Health Systems from July 1997 until June 1999. He served as President of our former Genzyme Surgical Products division from June 1999 until December 2000. Mr. Collier was also responsible for our former Genzyme Tissue Repair division from December 1999 to December 2000. From December 2000 until August 2003 Mr. Collier served as President of our Genzyme Biosurgery business unit. Prior to joining us, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm of Hogan & Hartson, which he joined in 1981. Mr. Collier is a director of Covalent Group, Inc., a contract research organization which provides independent clinical trial and product development services to the pharmaceutical, biotechnology and medical devices industries.

        Mr. Csimma has held the title Senior Vice President and Chief Human Resources Officer since March 1, 2006. He joined us in July 2000 as Senior Vice President, Human Resources. Prior to joining Genzyme, he served as Vice President, Human Resources of Wyeth Ayerst Research, a pharmaceutical research organization, from August 1998 to July 2000. During that time, Mr. Csimma also served as Site Head, Genetics Institute, for Wyeth Ayerst. From May 1988 to August 1998, he served as Vice President, Human Resources and Operations of Genetics Institute, Inc., a biotechnology company, which was integrated into Wyeth Ayerst in March 1998.

        Dr. Gemayel joined us in August 2003 as Executive Vice President with responsibility for our Renal, Therapeutics and Transplant business units. For sixteen years prior to joining Genzyme, Dr. Gemayel worked for Hoffmann-LaRoche, a leading healthcare company, where he served most recently from July 2000 until August 2003 as Vice President of the United States Specialty Care unit, and from January 1998 until July 2000 as General Manager of Hoffmann-LaRoche Portugal.

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

        Dr. Alan Smith joined us in August 1989 as Senior Vice President, Research and became Chief Scientific Officer in September 1996. Prior to joining Genzyme, he served as Vice President—Scientific Director of Integrated Genetics, Inc., from November 1984 until its acquisition by us in August 1989. From October 1980 to October 1984, Dr. Smith was head of the Biochemistry Division of the National Institute for Medical Research, Mill Hill, London, England and from 1972 to October 1980, he was a member of the scientific staff at the Imperial Cancer Research Fund in London, England.

        Mr. Sandford Smith has served as Senior Vice President since January 2003 and has served as President of our International business since January 2000. From January 1998 until January 2000 he served as President of our Therapeutics business unit. Mr. Smith joined Genzyme in April 1996 and until January 1998 was Vice President and General Manager of our International business and President of our Specialty Therapeutics business. From June 1988 until June 1996, Mr. Smith was President and Chief Executive Officer of Repligen Corporation. Before joining Repligen Corporation, Mr. Smith spent twelve years at Bristol-Myers Squibb in positions of increasing responsibility in their International group.

        Mr. Wirth joined us in January 1996 and has served as Executive Vice President and Chief Legal Officer since September 1996 with responsibility for our corporate development and legal activities. From 2001 through October 2005, Mr. Wirth had responsibility for our drug discovery and development business. In addition, from September 1996 until June 2003, Mr. Wirth was responsible for our Oncology business. Mr. Wirth is also a director of EPIX Pharmaceuticals, Inc., a developer of contrast agents for magnetic resonance imaging.

        Mr. Wyzga has served as Executive Vice President, Finance since May 2003, as Chief Accounting Officer since January 1999 and as Chief Financial Officer since July 1999. He joined us in February 1998 as Vice President and Corporate Controller and served as Senior Vice President, Corporate Controller from January 1999 until July 1999. He served as Senior Vice President, Finance from July 1999 until May 2003. From February 1997 to February 1998 Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company, and from 1991 to 1997 held various senior management positions with CACHELINK Corporation and Lotus Development Corporation. Mr. Wyzga is also director of Altus Pharmaceuticals Inc., a developer of protein therapeutics.

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

        As of March 1, 2006, there were 3,271 stockholders of record of Genzyme Stock.

        The following table sets forth, for the periods indicated, the high and low sale price of Genzyme Stock as reported by NASDAQ.

	High	Low
2005:
First Quarter	$61.40	$55.15
Second Quarter	65.13	55.51
Third Quarter	76.17	58.61
Fourth Quarter	77.82	66.62
2004:
First Quarter	$58.08	$44.73
Second Quarter	49.30	40.67
Third Quarter	57.13	44.14
Fourth Quarter	59.14	49.25

        We have never paid any cash dividends on any series of our common stock and we do not anticipate paying cash dividends in the foreseeable future.

        We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled "Equity Plans" in the proxy statement for our 2006 annual meeting of shareholders.

Issuer Purchases of Equity Securities

        We did not make any purchases of our common stock during the three months ended December 31, 2005, which is the fourth quarter of our fiscal year.

ITEM 6.    SELECTED FINANCIAL DATA

        We incorporate our Selected Financial Data into this section by reference from the 2005 Genzyme Corporation Annual Report under the heading "Genzyme Corporation and Subsidiaries—Consolidated Selected Financial Data," which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We incorporate our Management's Discussion and Analysis of Financial Condition and Results of Operations into this section by reference from the 2005 Genzyme Corporation Annual Report under the heading "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations," which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate our disclosure related to market risk into this section by reference from the 2005 Genzyme Corporation Annual Report under the headings "Management's Discussion and Analysis of Genzyme Corporation and Subsidiaries' Financial Condition and Results of Operations—Market Risk," "—Interest Rate Risk," "—Foreign Exchange Risk" and "—Equity Price Risk," which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We incorporate the financial statements filed as part of this Annual Report on Form 10-K into this section by reference from the Genzyme Corporation and Subsidiaries Consolidated Financial Statements and notes thereto included in Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        At the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that: (1) our disclosure controls and procedures were effective as of December 31, 2005; and (2) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The full disclosure of our management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 is set forth in the 2005 Genzyme Corporation Annual Report under the heading "Management's Report on Internal Controls Over Financial Reporting," which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

        Our management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The attestation report of PricewaterhouseCoopers LLP is set forth in the 2005 Genzyme Corporation Annual Report under the heading "Report of Independent Registered Public Accounting Firm," which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

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

        We incorporate information regarding our directors and executive officers into this section by reference from the section entitled "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the sections entitled "Election of Directors," "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2006 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        We incorporate information regarding the compensation of our directors and executive officers into this section by reference from the sections entitled "Election of Directors," "Director Compensation" and "Executive Compensation" in the proxy statement for our 2006 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate information regarding the ownership of our securities by our directors, executive officers and 5% stockholders into this section by reference from the sections entitled "Stock Ownership" and "Equity Plans" in the proxy statement for our 2006 annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate information regarding transactions with related parties into this section by reference from the section entitled "Certain Relationships and Related Transactions" in the proxy statement for our 2006 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate information regarding our audit committee's pre-approval policies and procedures and the fees paid to our auditors from the section entitled "Independent Registered Public Accounting Firm" in the proxy statement for our 2006 annual meeting of shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). FINANCIAL STATEMENTS

        We are incorporating the following financial statements (and related notes) of Genzyme Corporation and Subsidiaries into this section by reference from the 2005 Genzyme Corporation Annual Report:

*
References are to page numbers in the 2005 Genzyme Corporation Annual Report, which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

(a)(2). FINANCIAL STATEMENT SCHEDULES

        The schedule listed below for Genzyme Corporation and Subsidiaries is filed as part of Exhibit 13.1 to this Annual Report on Form 10-K and is incorporated into this section by reference:

Page*
Report of Independent Registered Public Accounting Firm	F-143
Schedule II—Valuation and Qualifying Accounts	F-144

*
References are to page numbers in the 2005 Genzyme Corporation Annual Report, which is included in Exhibit 13.1 to this Annual Report on Form 10-K.

        All other schedules are omitted as the information required is inapplicable or the information is presented in the Genzyme Corporation and Subsidiaries' Consolidated Financial Statements or notes thereto.

(a)(3). EXHIBITS

        The exhibits are listed below under Part IV, Item 15(b) of this Annual Report on Form 10-K.

(b). EXHIBITS

EXHIBIT NO.	DESCRIPTION
*3.1	Restated Articles of Organization of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*3.2	By-laws of Genzyme, as amended. Filed as Exhibit 3.1 to Genzyme's Form 8-K filed July 1, 2004.
*4.1	Fourth Amended and Restated Renewed Rights Agreement dated May 28, 2004 between Genzyme and American Stock Transfer & Trust Company, as Rights Agent. Filed as Exhibit 4.1 to Genzyme's Registration Statement on Form 8-A/A filed on May 28, 2004.
*4.2	Securities Purchase Agreement, dated as of April 17, 2001 and amended on September 26, 2001, by and among Novazyme Pharmaceuticals, Inc. and several purchasers. Filed as Exhibit 4.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*4.3	Indenture, dated December 9, 2003, between Genzyme and U.S. Bank National Association. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed December 10, 2003.
*4.3.1	First Supplemental Indenture, dated as of May 28, 2004, to Indenture relating to our 1.25% Senior Convertible Notes, dated as of December 9, 2003, between Genzyme and U.S. Bank National Association, as Trustee. Filed as Exhibit 4.1 to Genzyme's Form 8-K filed June 18, 2004.
*4.4	Registration Rights Agreement, dated December 9, 2003, between Genzyme and UBS Securities LLC on behalf of itself and several other Initial Purchasers. Filed as Exhibit 10.1 to Genzyme's Form 8-K filed December 10, 2003.
*10.1	Lease, dated April 30, 1990, for 64 Sidney Street, Cambridge, Massachusetts between BioSurface Technology, Inc. and Forest City 64 Sidney Street, Inc. Filed as Exhibit 10.22 to BioSurface's Registration Statement on Form S-1 (File No. 33-55874).
*10.1.1	Amendment to Lease, dated September 11, 1995, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.1 to Genzyme's Form 10-K for 2003.
*10.1.2	Second Amendment to Lease, dated March 1, 1996, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.2 to Genzyme's Form 10-K for 2003.

*10.1.3	Letter Amendment, dated December 30, 1999, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.3 to Genzyme's Form 10-K for 2003.
*10.1.4	Fourth Amendment to Lease, dated March 23, 2001, to the Lease Agreement dated April 30, 1990 by and between Forest City 64 Sidney Street, Inc. and Genzyme. Filed as Exhibit 10.1.4 to Genzyme's Form 10-K for 2003.
*10.2	Lease, dated June 1, 1992, for land at Allston Landing, Allston, Massachusetts between Allston Landing Limited Partnership and the Massachusetts Turnpike Authority. Filed as Exhibit 10.9 to Genzyme's Form 10-K for 1993.
*10.3	Commercial Lease, dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. for Building C5 located at Marcy L'Etoile, Lyon, France. Filed as Exhibit 10.4 to Genzyme's Form 10-K for 2003.
*10.3.1	Amendment to Commercial Lease, dated September 30, 2000, to the Lease dated December 24, 1998, by and between Aventis Pasteur SA and Imtix-SangStat S.A.S. Filed as Exhibit 10.4.1 to Genzyme's Form 10-K for 2003.
10.4	Lease, dated August 28, 2000, for Building D, Cambridge Research Park, Cambridge, Massachusetts, between Genzyme and Kendall Square LLC. Filed herewith.
*10.4.1	First Amendment to Lease, dated August 1, 2003, to lease dated as of August 28, 2000, by and between Genzyme and Kendall Square LLC. Filed as Exhibit 10.5.1 to Genzyme's Form 10-K for 2004.
*10.5	Underlease of 50 Gibson Drive, Kings Hill Business Park, West Malling, Kent, U.K., dated January 19, 2001 by and among Genzyme Limited, Liberty Property Limited Partnership and Kings Hill Estate Management Company Limited. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2005.
*10.5.1	Deed of Variation of Underlease dated January 19, 2001, and Agreement for Lease, each dated August 22, 2005 by and between Genzyme Limited and Kent City Council (successors to Liberty Property Limited Partnership). Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2005.
*10.6	Lease, dated September 3, 1990, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 & 324IF County Waterford) by and between the Industrial Development Authority and Bausch & Lomb Ireland. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.7	Contract for Sale, dated June 25, 2001, for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland, (comprised in folio 4141L County Waterford) by and between Luxottica Ireland Limited and Genzyme Ireland Limited (f/n/a Gosfend Limited). Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.8	Deed of Transfer, dated July 2, 2001, between Luxottica Ireland Limited and Genzyme Ireland Limited, related to the Lease dated September 3, 1990 for the premises located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4141L County Waterford). Filed as Exhibit 10.3 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.9	Contract for Sale, dated August 2, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.
*10.10	Lease, dated August 24, 2001, for the land located at the Industrial Development Authority Industrial Park, County Waterford, Ireland (comprised in folio 4917 County Waterford) by the Industrial Development Agency (Ireland) and Genzyme Ireland Limited. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended September 30, 2001.

*10.11	Partnership Purchase Agreement, dated as of November 20, 2000, between Genzyme, Genzyme Development Corporation II, Genzyme Development Partners, L.P. ("GDP") and each Class A Limited Partner of GDP. Filed as Exhibit 10.24 to Genzyme's Form 10-K for 2000.
*10.12	Agreement and Plan of Merger, dated as of August 6, 2001, among Genzyme, Rodeo Merger Corp. and Novazyme Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Genzyme's Form 8-K filed on August 22, 2001.
*10.13	1997 Equity Incentive Plan, as amended. Filed as Exhibit 10.4 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
10.14	1998 Director Stock Option Plan, as amended. Filed herewith.
*10.14.1	Form of Nonstatutory Stock Option for grants under Genzyme's 1998 Director Stock Option Plan. Filed as Exhibit 10.5 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.15	2001 Equity Incentive Plan, as amended. Filed as Exhibit 10.17 to Genzyme's Form 10-K for 2004.
*10.15.1	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed as Exhibit 10.6 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.15.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2001 Equity Incentive Plan. Filed as Exhibit 10.7 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.16	2004 Equity Incentive Plan, as amended. Filed as Exhibit 10.8 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.16.1	Form of Incentive Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed as Exhibit 10.9 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.16.2	Form of Nonstatutory Stock Option for grants to executive officers under Genzyme's 2004 Equity Incentive Plan. Filed as Exhibit 10.10 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.17	1999 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.11 to Genzyme's Form 10-Q for the quarter ended June 30, 2005.
*10.18	1996 Directors' Deferred Compensation Plan, as amended. Filed as Exhibit 10.20 to Genzyme's Form 10-K for 2004.
*10.19	Executive Employment Agreement, dated as of January 1, 1990, between Genzyme and Henri A. Termeer. Filed as Exhibit 10.32 to Genzyme's Form 10-K for 1990.
*10.20	Executive Employment Agreement, dated as of January 1, 1996, between Genzyme and Peter Wirth. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended March 31, 1996.
*10.21	Form of Indemnification Agreement between Genzyme and its executive officers. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended September 30, 2004.
*10.22	Form of Severance Agreement between Genzyme and its executive officers. Filed as Exhibit 10.2 to Genzyme's Form 10-Q for the quarter ended June 30, 2002.
*10.23	Information regarding certain executive compensation matters, including 2006 salaries and incentive bonus targets for Genzyme's named executive officers. Filed with Genzyme's Form 8-K filed on December 5, 2005.
*10.23.1	Information regarding certain executive compensation matters, including actual 2005 salaries and incentive bonuses for Genzyme's named executive officers. Filed with Genzyme's Form 8-K filed on March 3, 2006.
*10.24	Collaboration Agreement, dated September 4, 1998, among Genzyme, BioMarin and BioMarin/Genzyme LLC. Filed as Exhibit 10.24 to BioMarin's Registration Statement on Form S-1 (File No. 333-77701).**

*10.25	Supply Agreement, dated as of November 9, 1999, by and between Cambrex Charles City, Inc. (f/k/a Salsbury Chemicals, Inc.) and GelTex Pharmaceuticals Inc., or GelTex. Filed as Exhibit 10.32 to GelTex's Form 10-K for 1999 (File No. 0-26872).**
*10.26	Contract Manufacturing Agreement dated September 14, 2001, as amended on May 15, 2002, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.35 to Genzyme's Form 10-K for 2002.**
*10.26.1	Second Amendment, dated October 9, 2002, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.34.1 to Genzyme's Form 10-K for 2003.**
*10.26.2	Third Amendment, dated December 8, 2003, to Contract Manufacturing Agreement dated September 14, 2001, between Genzyme and The Dow Chemical Company. Filed as Exhibit 10.34.2 to Genzyme's Form 10-K for 2003.**
*10.26.3	Fourth Amendment, dated as of July 1, 2004, to Contract Manufacturing Agreement dated September 14, 2001, between GelTex and The Dow Chemical Company. Filed as Exhibit 10.29.3 to Genzyme's Form 10-K for 2004.**
*10.27	Credit Agreement, dated December 10, 2003, among Genzyme and those of its subsidiaries party thereto, the lenders listed therein, Fleet National Bank, as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent and The Bank of Nova Scotia, Citizens Bank of Massachusetts and Wachovia Bank National Association as Co-Documentation Agents. Filed as Exhibit 10.36 to Genzyme's Form 10-K for 2003.
*10.27.1	First Amendment to Credit Agreement, dated as of June 30, 2004, to Credit Agreement dated December 10, 2003, among Genzyme, SangStat Medical Corporation, each of the financial institutions identified under the caption "Lenders" on the signature pages and Fleet National Bank as administrative agent for the Lenders. Filed as Exhibit 10.1 to Genzyme's Form 10-Q for the quarter ended June 30, 2004.
*10.28	North American Termination and Transition Agreement, dated November 3, 2004, by and between Genzyme and Wyeth. Filed as Exhibit 10.31 to Genzyme's Form 10-K for 2004.**
13.1	Portions of the 2005 Genzyme Corporation Annual Report incorporated by reference into Parts I, II and IV of this Form 10-K. Furnished herewith.
21	Subsidiaries of Genzyme. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
99	Financial Statements and notes thereto of BioMarin/Genzyme LLC as of December 31, 2005 and 2004 (unaudited) and for the years ended December 31, 2005, 2004 (unaudited) and 2003. Filed herewith.

*
Indicates exhibit previously filed with the SEC and incorporated herein by reference. Exhibits filed with Forms 10-K, 10-Q, 8-K, 8-A, 8-B or Schedule 14A of Genzyme Corporation were filed under Commission File No. 0-14680.

**
Confidential treatment has been granted for the deleted portions of Exhibits 10.24 through 10.26.3 and 10.28.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        Exhibits 10.13 through 10.23.1 above are management contracts or compensatory plans or arrangements in which our executive officers or directors participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENZYME CORPORATION
Dated: March 9, 2006	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga Executive Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HENRI A. TERMEER Henri A. Termeer	Director and Principal Executive Officer	March 9, 2006
/s/ MICHAEL S. WYZGA Michael S. Wyzga	Principal Financial and Accounting Officer	March 9, 2006
/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Director	March 9, 2006
Henry E. Blair	Director
/s/ GAIL K. BOUDREAUX Gail K. Boudreaux	Director	March 9, 2006
/s/ ROBERT J. CARPENTER Robert J. Carpenter	Director	March 9, 2006
/s/ CHARLES L. COONEY Charles L. Cooney	Director	March 9, 2006
/s/ VICTOR J. DZAU Victor J. Dzau	Director	March 9, 2006
/s/ CONNIE MACK III Connie Mack III	Director	March 9, 2006
Richard F. Syron	Director

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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